Form 10-K
period 2016-12-31
Hilltop Holdings Inc.
filed 2017-02-16
CIK 1265131

we will

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2016, was approximately $1.60 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 16, 2017 was 98,569,476.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2017 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

Unless the context otherwise indicates, all references in this Annual Report to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as Southwest Securities, Inc.), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as SWS Financial Services, Inc.), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC”

refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make strategic acquisitions, the integration of the operations acquired in the SWS Merger (as defined below), our revenue, our liquidity and sources of funding, market trends, operations and business, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, expected losses on covered loans and related reimbursements from or to the Federal Deposit Insurance Corporation (“FDIC”), anticipated amortization of the value of the receivable under our loss-share agreements with the FDIC (“FDIC Indemnification Asset”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

•the credit risks of lending activities, including our ability to estimate loan losses as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;

•changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;

•changes in the interest rate environment;

•	risks associated with concentration in real estate related loans;

•risks associated with merger and acquisition integration, including our ability to promptly and effectively integrate our businesses with those acquired in the SWS Merger and achieve the anticipated synergies and cost savings in connection therewith, as well as the diversion of management time on acquisition- and integration-related issues;

•severe catastrophic events in Texas and other areas of the southern United States;

•effectiveness of our data security controls in the face of cyber attacks;

•	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
•	cost and availability of capital;

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

•our obligations under loss-share agreements with the FDIC, including the possibility that we may be required to make a “true-up” payment to the FDIC;

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

PART I

Item 1. Business.

General

Hilltop Holdings Inc. is a diversified, Texas-based financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer, mortgage origination and insurance segments. We endeavor to build and maintain a strong financial services company through organic growth as well as acquisitions, which we may make using available cash, excess liquidity and, if necessary or appropriate, additional equity or debt financing sources.

Following our acquisition of PlainsCapital Corporation in November 2012 (the “PlainsCapital Merger”), we further expanded our operations through our assumption of substantially all of the liabilities and acquisition of substantially all of the assets of FNB, including former FNB branches, in an FDIC-assisted transaction on September 13, 2013 (the “FNB Transaction”) and our acquisition by merger of SWS for stock and cash consideration on January 1, 2015 (the “SWS Merger”). Through the SWS Merger, SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings, a wholly owned subsidiary of Hilltop, and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” and “Hilltop Securities Independent Network Inc.”, respectively.

Effective January 1, 2015, in connection with the SWS Merger, we modified our organizational structure into three primary business units, PCC (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). The PCC unit continues to include the Bank, and its wholly owned subsidiary, PrimeLending (collectively referred to herein as “PlainsCapital”), while the Securities Holdings unit includes our broker-dealer operations transferred from the PCC unit effective January 1, 2015, and two entities acquired in the SWS Merger, Hilltop Securities and HTS Independent Network.

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

PCC.  PCC is a financial holding company headquartered in Dallas, Texas that provides, through its subsidiaries, traditional banking services, wealth and investment management and treasury management primarily in Texas as well as residential mortgage lending throughout the United States.

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

At December 31, 2016, on a consolidated basis, we had total assets of $12.7 billion, total deposits of $7.1 billion, total loans, including loans held for sale, of $7.8 billion and stockholders’ equity of $1.9 billion.

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

Organizational Structure

Our organizational structure is comprised of three primary business units: PCC (banking and mortgage origination); Securities Holdings (broker-dealer); and NLC (insurance). The following provides additional details regarding our current organizational structure.

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in every major market in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and  HTS Independent Network, which conduct business nationwide. Public finance net revenues represented 22% of total net broker-dealer revenues during 2016, and 77% of public finance financial advisory revenues were from entities located in Texas. Additionally, retail brokerage service net revenues represented 22% of total broker-dealer net revenues during 2016, and 90% of such retail brokerage revenues were generated through its locations in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 310 locations in 42 states. During 2016, an aggregate of 59.0% of PrimeLending’s origination volume was concentrated in eight states. None of the other states in which PrimeLending operated during 2016 had origination volume of 3% or more.

The following table is a summary of the mortgage loan origination volume by state for the periods shown (dollars in thousands).

	Year Ended December 31,
		% of		% of		% of
	2016	Total	2015	Total	2014	Total
Texas	$3,352,469	21.7%	$2,967,740	22.2%	$2,453,705	23.7%
California	2,235,915	14.4%	1,965,039	14.7%	1,552,372	15.0%
Florida	797,578	5.2%	644,090	4.8%	505,507	4.9%
Ohio	637,435	4.1%	555,106	4.2%	401,379	3.9%
Washington	538,857	3.5%	451,277	3.4%	298,845	2.9%
Arizona	527,055	3.4%	415,215	3.1%	339,830	3.3%
Maryland	521,686	3.4%	452,280	3.4%	298,577	2.9%
North Carolina	512,087	3.3%	492,879	3.7%	423,164	4.1%
All other states	6,337,131	41.0%	5,408,493	40.5%	4,090,469	39.3%
	$15,460,213	100.0%	$13,352,119	100.0%	$10,363,848	100.0%

Our insurance products are distributed through a broad network of independent agents and a select number of managing general agents, referred to as MGAs. During 2016, total gross written premiums were concentrated in five states, with Texas insureds representing 70.1% of the aggregate. None of the other states in which we operated during 2016 had gross written premiums of 3% or more. The following table sets forth our total gross written premiums by state for the periods shown (dollars in thousands).

	Year Ended December 31,
		% of		% of		% of
	2016	Total	2015	Total	2014	Total
Texas	$115,108	70.1%	$125,264	70.5%	$126,273	69.3%
Arizona	16,714	10.2%	17,117	9.6%	16,775	9.2%
Oklahoma	10,258	6.2%	11,660	6.6%	14,122	7.7%
Tennessee	9,823	6.0%	10,575	5.9%	10,903	6.0%
Georgia	5,434	3.3%	6,050	3.4%	7,031	3.9%
All other states	6,971	4.2%	7,072	4.0%	7,105	3.9%
Total	$164,308	100.0%	$177,738	100.0%	$182,209	100.0%

Business Segments

Under accounting principles generally accepted in the United States (“GAAP”), our three business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. These segments reflect the manner in which operations are managed and the criteria used by our chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. Our chief operating decision maker function consists of our President and Co-Chief Executive Officer and Vice Chairman and Co-Chief Executive Officer.

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 30 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank and, since September 14, 2013 and January 1, 2015, the banking operations acquired in the FNB Transaction and SWS Merger, respectively. At December 31, 2016, our banking segment had $9.5 billion in assets and total deposits of $6.8 billion. The primary sources of our deposits are residents and businesses located in Texas.

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

The banking segment’s loan portfolio includes “covered loans” acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC, while all other loans held by the Bank are referred to as “non-covered loans.” The tables below set forth a distribution of the banking segment’s non-covered and covered loans, classified by portfolio segment and segregated between those considered to be purchased credit impaired (“PCI”) loans and all other originated or acquired loans at December 31, 2016 (dollars in thousands). PCI loans showed evidence of credit deterioration at the time of acquisition that made it probable that all contractually required principal and interest payments will not be collected. The commercial and industrial non-covered loans category includes a $1.8 billion warehouse line of credit extended to PrimeLending until April 1, 2018, of which $1.6 billion was drawn at December 31, 2016. During 2016, the commitment under this warehouse line of credit ranged from $1.5 billion to $1.9 billion to address seasonal fluctuations in loan origination volumes, and was $1.8 billion at December 31, 2016. Amounts advanced against the warehouse line of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

				% of Total
	Loans, excluding	PCI	Total	Non-Covered
Non-covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$3,240,147	$8,672	$3,248,819	46.4%
Unsecured	99,341	—	99,341	1.4%
Real estate:
Secured by commercial properties	1,928,609	28,510	1,957,119	28.0%
Secured by residential properties	851,183	10,489	861,672	12.4%
Construction and land development:
Residential construction loans	128,652	—	128,652	1.8%
Commercial construction loans and land development	654,731	3,467	658,198	9.4%
Consumer	41,058	294	41,352	0.6%
Total non-covered loans	$6,943,721	$51,432	$6,995,153	100.0%

				% of Total
	Loans, excluding	PCI	Total	Covered
Covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$1,185	$1,213	$2,398	0.9%
Unsecured	—	299	299	0.1%
Real estate:
Secured by commercial properties	19,457	52,637	72,094	28.2%
Secured by residential properties	97,974	74,401	172,375	67.3%
Construction and land development:
Residential construction loans	—	—	—	—%
Commercial construction loans and land development	3,757	5,204	8,961	3.5%
Total covered loans	$122,373	$133,754	$256,127	100.0%

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

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities up to thirty years. At December 31, 2016, the Bank had $641.7 million in one-to-four family residential loans, which represented 11.5% of its total loans held for investment.

Personal Banking.  The Bank offers a broad range of personal banking products and services for individuals. Similar to its business banking operations, the Bank also provides its personal banking customers with a variety of add-on features such as check cards, safe deposit boxes, Internet banking, bill pay, overdraft privilege services and access to automated teller machine (ATM) facilities throughout the United States. The Bank offers a variety of deposit accounts to its personal banking customers including savings, checking, interest-bearing checking, money market and certificates of deposit.

The Bank loans to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, and loans for purchasing and carrying securities. At December 31, 2016, the Bank had $41.4 million of loans for these purposes, which are shown in the non-covered loans table above as “Consumer.”

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

Broker-Dealer

Our broker-dealer segment’s operations are conducted through Hilltop Securities and HTS Independent Network. From the date of the SWS Merger until January 22, 2016, when we merged FSC into Hilltop Securities to form a combined firm operating under the “Hilltop Securities” name, our broker-dealer segment was operated through FSC, Hilltop Securities and HTS Independent Network as separate broker-dealers under coordinated leadership. At December 31, 2016, the Hilltop Broker-Dealers employed approximately 940 people and maintained 48 locations in 19 states.

Through December 31, 2014, the operations of First Southwest comprised our broker-dealer segment. FSC, a wholly owned subsidiary of First Southwest, was a diversified investment banking firm and a registered broker-dealer with the SEC and FINRA with a primary focus on providing public finance services. Since the SWS Merger, our broker-dealer segment operations have also included Hilltop Securities, a clearing broker-dealer subsidiary registered with the SEC and FINRA and a member of the NYSE, HTS Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly-owned subsidiary of First Southwest. Hilltop Securities and HTS Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). At December 31, 2016, Hilltop Securities had consolidated assets of $2.8 billion and net capital of $135.1 million, which was $125.5 million in excess of its minimum net capital requirement of $9.6 million.

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

Additionally, First Southwest Asset Management, LLC, Hilltop Securities and HTS Independent Network are investment advisers registered under the Investment Advisers Act of 1940 and provide state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration.

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

Retail.  The retail group acts as a securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. Through our retail group, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through our insurance subsidiaries, we hold insurance licenses to facilitate the sale of insurance and annuity products by HTS Independent Network advisors to retail clients. We retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management group, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. Some registered representatives also sell certain third party insurance products. Hilltop Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States. At December 31, 2016, we employed 117 registered representatives in 15 retail brokerage offices and had contracts with 224 independent retail representatives for the administration of their securities business.

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

Clearing Services.  The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2016, we provided services to 175 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. At December 31, 2016, our mortgage origination segment operated from over 310 locations in 42 states, originating 21.7% and 14.4%, respectively, of its mortgage loans (by dollar volume) from its Texas and California locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by changes in mortgage interest rates, and refinancing and market activity. PrimeLending may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending had a staff of approximately 3,000 people as of December 31, 2016 that produced $15.5 billion in closed mortgage loan volume during 2016, 73% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”) and Veteran Affairs (“VA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or that do not comply with applicable investor-specific underwriting guidelines).

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

Ratings.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. The financial strength ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in April 2016. An “A” rating is the third highest of 16 rating categories used by A.M. Best. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLC cannot ensure that NLIC and ASIC will maintain their present ratings.

Product Lines.  NLC’s business is conducted in two product lines: personal lines and commercial lines. The personal lines include homeowners, dwelling fire, manufactured home, flood and vacant policies. The commercial lines include commercial multi-peril, builders risk, builders risk renovation, sports liability and inland marine policies.

The NLC companies specialize in writing fire and homeowners insurance coverage for low value dwellings and manufactured homes. The vast majority of NLC’s property coverage is written on policies that provide actual cash value payments, as opposed to replacement cost. Under actual cash value policies, the insured is entitled to receive only the cost of replacing or repairing damaged or destroyed property with comparable new property, less depreciation. Replacement cost coverage does not include such a deduction for depreciation; however, it does include limited water coverage.

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

Our competitors in the mortgage origination business include large financial institutions as well as independent mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our mortgage origination segment competes on a number of factors including customer service, quality and range of products and services offered, price, reputation, interest rates, closing process and duration, and loan origination fees. The ability to attract and retain skilled mortgage origination professionals is critical to our mortgage origination business. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive mortgage loan products and services.

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

Employees

At December 31, 2016, we employed approximately 5,400 people, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Most of the provisions contained in the Dodd-Frank Act have delayed effective dates. Full implementation of the Dodd-Frank Act requires many new rules to be issued by federal regulatory agencies, which profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations (or any amendments thereto) on the financial services industry in general, and on us in particular, is uncertain at this time.

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

On June 21, 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC jointly issued comprehensive final guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Guidance, a banking organization’s federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

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

Corporate

Hilltop is a legal entity separate and distinct from PCC and its other subsidiaries. On November 30, 2012, concurrent with the consummation of the PlainsCapital Merger, Hilltop became a financial holding company registered under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act (“Gramm-Leach-Bliley Act”). Accordingly, it is subject to supervision, regulation and examination by the Federal Reserve Board. The Dodd-Frank Act, Gramm-Leach-Bliley Act, the Bank Holding Company Act and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Scope of Permissible Activities. Under the Bank Holding Company Act, Hilltop and PCC generally may not acquire a direct or indirect interest in, or control of more than 5% of, the voting shares of any company that is not a bank or bank holding company. Additionally, the Bank Holding Company Act may prohibit Hilltop from engaging in activities other than those of banking, managing or controlling banks or furnishing services to, or performing services for, its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.89 million for each day the activity continues. In addition, the Dodd-Frank Act authorizes the Federal Reserve Board to require reports from and examine bank holding companies and their subsidiaries, and to regulate functionally regulated subsidiaries of bank holding companies.

Anti-tying Restrictions. Subject to various exceptions, bank holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a bank holding company or its affiliates.

Capital Adequacy Requirements and BASEL III. Hilltop and PlainsCapital are subject to capital adequacy requirements under the recently adopted comprehensive capital framework for U.S. banking organizations known as “Basel III”. Basel III, which reformed the existing frameworks under which U.S. banking organizations historically operated, became effective January 1, 2015 but will not be fully phased-in until January 1, 2019. Basel III was developed by the Basel Committee on Banking Supervision and adopted by the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency.

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

Final rules published by the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Among other things, Basel III increased minimum capital requirements, introduced a new minimum leverage ratio and implemented a capital conservation buffer. The final Basel III rules take important steps toward improving the quality and increasing the quantity of capital for all banking organizations as well as setting higher standards for large, internationally active banking organizations. The regulatory agencies believe that the new rules will result in capital requirements that better reflect banking organizations’ risk profiles, thereby improving the overall resilience of the banking system. The regulatory agencies carefully considered the potential impacts on all banking organizations, including community and regional banking organizations such as Hilltop and PlainsCapital, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework. Under the guidelines in effect beginning January 1, 2015, a risk weight factor of 0% to 1250% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base.

Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital consists of common equity Tier 1 capital and additional Tier 1 capital. Below is a list of certain significant components that comprise the tiers of capital for Hilltop and PlainsCapital under Basel III.

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

Hilltop and PlainsCapital began transitioning to the Basel III final rules on January 1, 2015. The capital conservation buffer and certain deductions from common equity Tier 1 capital will be phased-in through 2019.

The following table summarizes the Basel III phase-in schedule for periods beginning January 1, 2016.

Year (as of January 1)	2016	2017	2018	2019
Minimum common equity Tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%
Common equity Tier 1 capital conservation buffer	0.625%	1.25%	1.875%	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity Tier 1 (including 10 percent & 15 percent common equity Tier 1 threshold deduction items that are over the limits)	60.0%	80.0%	100.0%	100.0%
Minimum Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus conservation buffer	8.625%	9.25%	9.875%	10.5%

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets.

The rules also prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the rules are fully phased-in in 2019, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds. During 2016, our eligible retained income was positive and our capital conservation buffer was greater than 2.5 percent, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2017.

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

At December 31, 2016, Hilltop had a total capital to risk-weighted assets ratio of 19.34%, Tier 1 capital to risk-weighted assets ratio of 18.87% and a common equity Tier 1 capital to risk-weighted assets ratio of 18.30%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At December 31, 2016, PlainsCapital had a total capital to risk-weighted assets ratio of 15.38%, Tier 1 capital to risk-weighted assets ratio of 14.64% and a common equity Tier 1 capital to risk-weighted assets ratio of 14.64%.  Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

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

Banking

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. As a bank with less than $10 billion in assets, the Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continued to examine the Bank for compliance with federal consumer protection laws. As of December 31, 2016, the Bank’s total assets were $9.5 billion. If the Bank’s total assets were to increase, either organically or through an acquisition, merger or combination, to over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank would become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter.

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

Restrictions on Transactions with Affiliates. Transactions between the Bank and its nonbanking affiliates, including Hilltop and PCC, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of Hilltop or its subsidiaries. Among other changes, the Dodd-Frank Act expands the definition of “covered transactions” and clarifies the amount of time that the collateral requirements must be satisfied for covered transactions, and amends the definition of “affiliate” in Section 23A to include “any investment fund with respect to which a member bank or an affiliate thereof is an investment adviser.”

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of PCC’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to PCC will continue to be PCC’s and Hilltop’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Pursuant to the Texas Finance Code, a Texas banking association may not pay a dividend that would reduce its outstanding capital and surplus unless it obtains the prior approval of the Texas Banking Commissioner. Additionally, the FDIC and the Federal Reserve Board have the authority to prohibit Texas state banks from paying a dividend when they determine the dividend would be an unsafe or unsound banking practice. As a member of the Federal Reserve System, the Bank must also comply with the dividend restrictions with which a national bank would be required to comply. Those provisions are generally similar to those imposed by the state of Texas. Among other things, the federal restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid.

In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as PCC and Hilltop) or any stockholder or creditor thereof.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2016.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC will notify the Bank concerning an assessment rate that we will be charged for the assessment period. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments, which could have a significant adverse impact on our financial condition and results of operations. Accruals for DIF assessments were $3.0 million during 2016.

In March 2016, the FDIC published final rules to increase the DIF to the statutorily required minimum level of 1.35% by imposing on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. If the Bank reaches an asset size of more than $10 billion, the Bank will be subject to this surcharge.

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

Capital Requirements. The Federal Reserve Board and the Texas Department of Banking monitor the capital adequacy of PlainsCapital by using a combination of risk-based guidelines and leverage ratios. The agencies consider PlainsCapital’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system.

Under the regulatory capital guidelines within the Basel III capital rules, PlainsCapital must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 6.0%, a common equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2016, PlainsCapital’s ratio of total risk-based capital to risk-weighted assets was 15.38%, PlainsCapital’s ratio of Tier 1 capital to risk-weighted assets was 14.64%, PlainsCapital’s common equity Tier 1 capital to risk-weighted assets ratio was 14.64%, and PlainsCapital’s ratio of Tier 1 capital to average total assets was 12.35%.

On January 1, 2015, PlainsCapital began transitioning to the final rules that substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms. For additional discussion of Basel III, see the section entitled “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and Basel III” earlier in this Item 1.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2016, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

Fixing America’s Surface Transportation Act (FAST Act). The FAST Act, signed by President Obama on December 4, 2015, provides for funding highways and infrastructure in the United States. Part of the funding for this law comes from a reduction of the dividends paid by the Federal Reserve to its stockholders with total consolidated assets of more than $10 billion, effective January 1, 2016. On that date, the annual dividend on paid-in capital stock for stockholders with total consolidated assets of more than $10 billion shall be the lesser of: (i) the rate equal to the high yield of the 10-year

Treasury note auctioned at the last auction held prior to the payment of such dividend and (ii) 6 percent. The Federal Reserve Board published an interim final rule implementing these requirements on February 24, 2016. As of December 31, 2016, the Bank’s total assets were $9.5 billion.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including, but not limited to, sales and trade practices, net capital requirements, record keeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the conduct of investment banking and research activities and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed herein. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affects the method of operation and profitability of broker-dealers. The SEC, the self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, suspension or expulsion of broker-dealers, their registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

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

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2016, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

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

Anti-Money Laundering. The Hilltop Broker-Dealers must also comply with the USA PATRIOT Act and other rules and regulations, including FINRA requirements, designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.

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

Mortgage Origination

PrimeLending and the Bank are subject to the rules and regulations of the CFPB, FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Fair Housing Act, Federal Truth-in-Lending Act, Secure and Fair Enforcement of Mortgage Licensing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. PrimeLending and the Bank are also subject to regulation by the Texas Department of Banking with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. PrimeLending and the Bank are also subject to the provisions of the Dodd-Frank Act. Among other things, the Dodd-Frank Act established the CFPB and provides mortgage reform provisions regarding a customer’s ability to repay, restrictions on variable-rate lending, loan officers’ compensation, risk retention, and new disclosure requirements. The Dodd-Frank Act also clarifies that applicable state laws, rules and regulations related to the origination, processing, selling and servicing of mortgage loans continue to apply to PrimeLending. The additional regulatory requirements affecting our mortgage origination operations will result in increased compliance costs and may impact revenue.

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

State insurance holding company regulation.  NLC controls two operating insurance companies, NLIC and ASIC, and is subject to the insurance holding company laws of Texas, the state in which those insurance companies are domiciled. These laws generally require NLC to register with the Texas Department of Insurance (“TDI”) and periodically to furnish financial and other information about the operations of companies within its holding company structure. Generally under these laws, all transactions between an insurer and an affiliated company in its holding company structure, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if satisfying a specified threshold amount or of a specified category, require prior notice and approval or non-objection by the TDI.

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

The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The TDI has generally adopted these codified statutory accounting practices.

Texas also has adopted laws substantially similar to the NAIC’s risk based capital (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the TDI to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2016, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2016 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2016, all ratios for both NLIC and ASIC were within the usual values with two exceptions. Both companies fell below the indicated minimum investment yield range of 3%, with NLIC at 1.5% and ASIC at 1.2%, due to the concentration in cash at each company. We expect improvement in the yields at both companies as appropriate investment opportunities are identified.

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

The Terrorism Risk Insurance Program Reauthorization Act of 2015 further extended the Program through December 31, 2020 and set the reimbursement percentage at 85%, subject to a decrease of one percentage point per calendar year until it equals 80%, and the deductible at 20%. Although NLC is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLC’s deductible under the Program was $0.7 million for 2016 and is estimated to be $0.6 million in 2017. Potential future changes to the TRIA could also adversely affect NLC by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. NLC had no terrorism-related losses in 2016.

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

Periodic financial and market conduct examinations.  The insurance departments in every state in which NLC’s insurance companies do business may conduct on-site visits and examinations of its insurance companies at any time to review the insurance companies’ financial condition, market conduct and relationships and transactions with affiliates. In addition, the TDI will conduct comprehensive examinations of insurance companies domiciled in Texas every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other licensing states under guidelines promulgated by the NAIC.

The TDI has delivered an examination report of NLIC and ASIC through December 31, 2010. This examination report contained no information of any significant compliance issues and there is no indication of any significant changes to our financial statements as a result of the examination by the domiciliary state. The Company is awaiting the TDIs’ examination report with respect to its examinations of NLIC and ASIC for 2011 through December 31, 2015.

State dividend limitations.  The TDI must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. At December 31, 2016, the extraordinary dividend limit for NLIC and ASIC was

$13.1 million and $3.0 million, respectively. In addition, NLC’s insurance companies may only pay dividends out of their earned surplus.

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

NLC did not incur any levies in 2016, 2015 or 2014. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLC is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLC has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Item 1A. Risk Factors.

The following discussion sets forth what management currently believes could be the most significant regulatory, market and economic, liquidity, legal and business and operational risks and uncertainties that could impact our business, results of operations and financial condition. Other risks and uncertainties, including those not currently known to us, could also negatively impact our businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties we may face, and the order of their respective significance may change.

Risks Related to our Business

If our allowance for loan losses is insufficient to cover actual loan losses, our banking segment earnings will be adversely affected.

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We have historically accounted for this risk by maintaining an allowance for loan losses in an amount intended to cover Bank management’s estimate of losses inherent in the loan portfolio. Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the FNB Transaction and the SWS Merger (collectively, the “Bank Transactions”) as of the applicable acquisition date and write down the recorded value of each such acquired portfolio to the applicable estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of such loans. The allowance for loan losses that had been maintained by PCC, FNB or SWS, as applicable, prior to their respective transactions, was eliminated in this accounting process. A new allowance for loan losses has been established for loans made by the Bank subsequent to consummation of the PlainsCapital Merger and for any decrease from that originally estimated as of the applicable acquisition date in the estimate of cash flows to be received from the loans acquired in the Bank Transactions.

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

While Bank management will endeavor to estimate the allowance to cover anticipated losses in our loan portfolio, no underwriting and credit monitoring policies and procedures that we could adopt to address credit risk could provide complete assurance that we will not incur unexpected losses. These losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based on judgments different from those of Bank management. Any such increase in our provision for loan losses or additional loan charge-offs could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2016, 42% of the loan portfolio of our banking segment was comprised of loans with real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

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

The deterioration of any of these conditions, as we have experienced with past economic downturns, could adversely affect our consumer and commercial businesses and securities portfolios, our level of loan charge-offs and provision for loan losses, the carrying value of our deferred tax assets, the investment portfolio of our insurance segment, our capital levels and liquidity, our securities underwriting business and our results of operations.

Although the United States has seen improvement in certain economic indicators, including improvement in the housing market, increasing consumer confidence, continued growth in private sector employment, and improved credit availability, these improvements may not be sustainable. Further, such improvements have led to increases in interest rates, with additional increases projected to occur, which may adversely impact the economic recovery. Several factors could pose risks to the financial services industry, including international political unrest, increases in interest rates, regulatory uncertainty, continued infrastructure deterioration and low oil prices. In addition, the current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our banking operations primarily in Texas. At December 31, 2016, substantially all of the real estate loans in our loan portfolio were secured by properties located in our four largest markets within Texas, with 36%, 24%, 12% and 11% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio, Houston/Coastal Bend and Rio Grande Valley/South Texas markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. At December 31, 2016, energy loans, including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors, comprised 3.0% of the Bank’s loan portfolio. The Bank also has loans extended to businesses that depend on the energy industry. If crude oil prices decrease and remain depressed for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios.

In addition, mortgage origination fee income and insurance premium volume are both dependent to a significant degree on economic conditions in Texas and California. During 2016, 21.7% and 14.4% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Further, Texas insureds accounted for 70.1% and 70.5% of our insurance segment’s gross premiums written in 2016 and 2015, respectively. Any regional or local economic downturn that affects Texas or, to a lesser extent, California, whether caused by recession, inflation, unemployment, changing oil prices or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. In December 2016, the Federal Open Market Committee of the Federal Reserve Board raised its target range for short-term interest rates by 25 basis points, and further increases to the target rate may occur in 2017. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Moreover, increases in interest rates could also lead to increases in our loan losses.

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

At December 31, 2016, over 80% of our insurance segment’s invested assets were invested in fixed maturity assets such as bonds and mortgage-backed securities. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our insurance segment’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our insurance segment’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Additionally, mortgage-backed securities are typically prepaid more quickly when interest rates fall and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities are typically prepaid more slowly, which may result in our insurance segment receiving interest payments that are below the then-prevailing interest rates for longer time periods than expected.

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

In addition, we hold securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Such securities are classified as available for sale and are carried at estimated fair value, which may fluctuate with changes in market interest rates. The effects of an increase in market interest rates may result in a decrease in the value of our available for sale investment portfolio.

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

We may be forced to make a “true-up” or reimbursement payment to the FDIC if we continue to experience favorable resolutions within our covered assets portfolio.

Under the terms of the loss-share agreements we entered into with the FDIC in connection with the FNB Transaction, the FDIC is obligated to reimburse us for the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. The loss-share agreements also provide that we may be obligated to reimburse the FDIC under certain circumstances. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement we entered into with the FDIC in connection with the FNB Transaction. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of December 31, 2016, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank expects that it will record amortization associated with its FDIC Indemnification Asset during periods beginning in 2017. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $14.2 million at December 31, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the receivable under the loss-share agreements with the

FDIC (“FDIC Indemnification Asset”) will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank may be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset. If such changes occur, our financial position and results of operations may be adversely affected.

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

Our geographic concentration may exacerbate the adverse effects on our insurance segment of inherently unpredictable catastrophic events.

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

Our insurance segment writes insurance primarily in the states of Texas, Arizona, Oklahoma, Tennessee and Georgia. In 2016, Texas accounted for 70.1%, Arizona accounted for 10.2%, Oklahoma accounted for 6.2%, Tennessee accounted for 6.0% and Georgia accounted for 3.3% of our gross premiums written. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting these regions or significant portions of these regions could adversely affect our insurance segment’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although our insurance segment purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $125.0 million, our insurance segment’s losses would exceed the limits of its reinsurance coverage.

Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.

We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, our risk management techniques and strategies (as well as those available to the market generally) may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we might fail to identify or anticipate particular risks, or the systems that we use, and that are used within our business segments generally, may not be capable of identifying certain risks. Certain of our strategies for managing risk are based upon observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately identify and quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. As a result, we also take a qualitative approach in reducing our risk, although our qualitative approach to managing those risks could also prove insufficient, exposing us to material unanticipated losses.

Our bank lending, margin lending, stock lending, securities trading and execution and mortgage purchase businesses are all subject to credit risk.

We are exposed to credit risk in all areas of our business. The Bank is exposed to the risk that its loan customers may not repay their loans in accordance with their terms, the collateral securing the loans may be insufficient, or its loan loss reserve may be inadequate to fully compensate the Bank for the outstanding balance of the loan plus the costs to dispose of the collateral. Further, our mortgage warehousing activities subject us to credit risk during the period between funding by the Bank and when the mortgage company sells the loan to a secondary investor.

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

Significant failures by our customers, including correspondents, or clients to honor their obligations, or increases in their rates of default, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems. We also utilize relationships with third parties to aid in a significant portion of our information systems, communications, data management and transaction processing. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. If our third-party service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk that could be material to our business.

Although we devote significant resources to maintain and regularly upgrade our systems and networks to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. In addition, we cannot provide assurance that these measures will promptly detect intrusions, and that we will not experience losses or incur costs or other damage related to intrusions that go undetected, at levels that adversely affect our financial results or reputation. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client or customer information, damage to our reputation with our clients, customers and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies, regulatory penalties, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our system.

In February 2014, FINRA released a report identifying principles and effective practices it expects firms to consider as they develop or enhance their cybersecurity programs, and in February 2015 and September 2015, the SEC’s Office of Compliance Inspections and Examinations issued Risk Alerts to provide information on summary findings and areas of focus on cybersecurity examinations. In light of the guidance in these reports, Securities Holdings evaluated its cybersecurity program by participating in an Information Security vulnerability assessment based on the Critical Security Controls (CSCs) standard established by the Center for Internet Security.

We continue to evaluate our cybersecurity program and will consider incorporating new practices as necessary to meet the expectations of such regulatory agencies, including in response to regulatory actions and settlements for cybersecurity-related failures and violations by other industry participants. Such procedures include management-level engagement and corporate governance, risk management and assessment, technical controls, incident response planning, vendor management and staff training. Even if we implement these procedures, however, we cannot assure you that we will be fully protected from a cybersecurity incident, the occurrence of which could adversely affect our reputation and financial condition.

We are heavily dependent on dividends from our subsidiaries.

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries, including the Bank and its subsidiary, PrimeLending, NLC and its two insurance company subsidiaries, NLIC and ASIC, and Securities Holdings and its subsidiaries. We conduct no material business or other activity other than activities incidental to holding stock in the Bank, NLC and Securities Holdings. As a result, we rely substantially on the profitability of, and dividends from, these subsidiaries to pay our operating expenses and to pay interest on our debt obligations. Each of the Bank, NLC and Securities Holdings is subject to significant regulatory restrictions limiting its ability to declare and pay dividends to us. Accordingly, if the Bank, NLC or Securities Holdings are unable to make cash distributions to us, then we may be unable to satisfy our obligations or make interest payments on our debt obligations.

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

At December 31, 2016, on a consolidated basis, we had total deposits of $7.1 billion and other indebtedness of $1.8 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”). Our significant amount of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•	restricting us from making strategic acquisitions, developing properties or pursuing business opportunities;

•

restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of such subsidiaries to pay dividends or make other distributions to us;

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

•	our future ability to refinance the Senior Notes, which depends on, among other things, our compliance with the covenants in the indenture governing the Senior Notes.

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

The indenture governing the Senior Notes contains, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.

The indenture governing the Senior Notes contains, and any instruments governing future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	dispose of, or issue voting stock of, certain subsidiaries; or
•	incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the indenture governing the Senior Notes. Upon a default, holders of the Senior Notes have the ability ultimately to force us into bankruptcy or liquidation, subject to the indenture governing the Senior Notes. In addition, a default under the indenture governing the Senior Notes could trigger a cross default under the agreements governing our existing and future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

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

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the TDI, the FDIC, the CFPB, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders or other debt holders. Insurance regulations promulgated by state insurance departments are primarily intended to protect policyholders rather than stockholders or other debt holders. Likewise, regulations promulgated by FINRA are primarily intended to protect customers of broker-dealer businesses rather than stockholders or other debt holders.

These regulations affect our lending practices, capital structure, capital requirements, investment practices, brokerage and investment advisory activities, dividends and growth, among other things. Failure to comply with laws, regulations or policies could result in money damages, civil money penalties or reputational damage, as well as sanctions and supervisory actions by regulatory agencies that could subject us to significant restrictions or suspensions on our business and our ability to expand through acquisitions or branching. Further, our clearing contracts generally include automatic termination provisions that are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. While we have implemented policies and procedures designed to prevent any such violations of laws and regulations, such violations may occur from time to time, which could have a material adverse effect on our financial condition and results of operations.

The U.S. Congress, state legislatures, and federal and state regulatory agencies frequently revise banking and securities laws, regulations and policies. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly altered the regulation of financial institutions and the financial services industry. The Dodd-Frank Act established the CFPB and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. We expect that several aspects of the Dodd-Frank Act may affect our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will affect our business. Compliance with these new laws and regulations likely will result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

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

We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. These changes become less predictable, yet more likely to occur, following the transition of power from one presidential administration to another, especially as in 2017, when it involves a change in political party. Any such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

The impact of the changing regulatory capital requirements and new capital rules are uncertain.

In July 2013, the Federal Reserve Board approved a final rule that substantially amends the risk-based capital rules applicable to Hilltop and PlainsCapital. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective on a phase-in basis for Hilltop and PlainsCapital on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. As of January 1, 2017, the capital conservation buffer requirement is currently being phased in at 1.25% of risk-weighted assets and will increase each year until fully implemented in January 2019. Based on the Basel III phase-in schedule, as of January 1, 2017, the minimum capital requirements including the capital conservation buffer requirement are: (i) a common equity Tier 1 capital ratio of 5.75% (increased from 5.125%); (ii) a Tier 1 to risk-based assets capital ratio of 7.25% (increased from 6.625%); (iii) a total capital ratio of 9.25% (increased from 8.625%); and (iv) a Tier 1 leverage ratio of 4%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. The application of more stringent capital requirements for Hilltop and PlainsCapital could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

In addition, the Federal Reserve Board adopted a final rule in February 2014 that clarifies how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the 2014 and subsequent cycles of capital plan submissions and stress tests required under the Dodd-Frank Act. For companies and their subsidiary banks with between $10.0 billion and $50.0 billion in total consolidated assets, the initial stress testing cycle began on October 1, 2013 and the initial nine-quarter planning horizon for stress capital projections continued

through the fourth quarter of 2015, which overlaps with the implementation of the Basel III capital reforms that began on January 1, 2015. At December 31, 2016, Hilltop and PlainsCapital had $12.7 billion and $9.6 billion, respectively, in total consolidated assets and their average of total consolidated assets for the four most recent consecutive quarters was $12.5 billion and $9.1 billion, respectively. In addition, banks with $10.0 billion in total consolidated assets are primarily examined by the CFPB with respect to various consumer financial protection laws and regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact the Company’s and PlainsCapital’s businesses. As a result of the SWS Merger, Hilltop has more than $10.0 billion in assets. Accordingly, the Dodd-Frank Act Stress Testing program will require Hilltop to submit its initial annual company-run stress test to the Federal Reserve Board using our capital planning tools to regulators by July 31, 2017. Hilltop will be required to publicly disclose a summary of the results of these forward looking, company-run stress tests that assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse economic scenarios provided by the Federal Reserve Board. If we are deemed to have inadequate capital under the hypothetical economic scenarios, then our regulator may, among other things, require us to limit any dividend or other capital distributions we may make to stockholders or increase our capital levels, modify our business and growth strategies or decrease our exposure to various asset classes, any of which could have a material adverse effect on our financial condition or results of operations. Our regulators may also consider preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval the Company may make, including requests for approvals on unrelated matters.

Compliance with these capital planning and stress testing requirements has increased our cost of regulatory compliance and necessitated the hiring of additional compliance and other personnel, the design and implementation of additional internal controls and processes, and attention from management. We cannot assure you that our efforts will be deemed sufficient or that we will be deemed to have adequate capital under the hypothetical economic stress scenarios which would affect our ability to take certain capital actions in the future. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

Periodically, the SEC adopts amendments to Rules 15c3-1 and 15c3-3 under the Exchange Act related to our broker-dealer segment. The implementation of any new requirements from these amendments may increase our cost of regulatory compliance.

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

As a result of our mortgage servicing business, which we may expand in the future, we have a portfolio of MSR assets. A MSR is the right to service a mortgage loan – collect principal, interest and escrow amounts – for a fee. We measure and carry all of our residential MSR assets using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

One of the principal risks associated with MSR assets is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including interest rate swaps and swaptions, and U.S. Treasury bond futures and options as a means to mitigate market risk associated with MSR assets. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR assets.

At December 31, 2016, the mortgage origination segment’s MSR asset had a fair value of $63.3 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Income that we recognize in connection with the purchase discount of the credit-impaired loans acquired in the Bank Transactions and accounted for under Accounting Standards Codification 310-30 could be volatile in nature and have significant effects on reported net income.

In connection with the Bank Transactions, we acquired loans at an aggregate discount of $523.2 million. The Bank Transactions have each been accounted for under the acquisition method of accounting. Accordingly, the respective discounts are amortized and accreted to interest income on a monthly basis. The effective yield and related discount accretion on credit-impaired loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. In future periods, if actual historical results combined with future projections of these factors (amount, timing, or credit losses) differ from the initial projections, the effective yield and the amount of discount recognized will change. Volatility may increase as the variance of actual results from initial projections increases. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Aggregate accretion of $67.8 million on loans purchased at a discount in the Bank Transactions was recorded as interest income during 2016. As of December 31, 2016, the balance of our discount on loans in the aggregate was $171.6 million.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with our acquisition of NLC, the PlainsCapital Merger, the FNB Transaction and the SWS Merger, our consolidated balance sheet at December 31, 2016, included goodwill of $251.8 million and other intangible assets, net of accumulated amortization, of $44.7 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in this Annual Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

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

Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that the public finance group serves can be subject to significant fluctuations based on factors such as changes in interest rates, property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. A decline in the market for municipal advisory services due to the factors listed above could have an adverse effect on our business and results of operations.

We are subject to losses due to fraudulent and negligent acts.

Our banking and mortgage origination businesses expose us to fraud risk from our loan and deposit customers and the parties they do business with, as well as from our employees, contractors and vendors. We rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation, and employment and income documentation, in deciding which loans to originate and the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or negligently, and the misrepresentation is not detected prior to funding, the value of the collateral may be significantly lower than expected, the source of repayment may not exist or may be significantly impaired, or we may fund a loan that we would not have funded or on terms we would not have extended. While we have underwriting and operational controls in place to help detect and prevent such fraud, no such controls are effective to detect or prevent all fraud, and we have experienced losses resulting from fraud in the past. Whether a misrepresentation is made by the applicant, another third party or one of our own employees, we may bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation.

Our broker-dealer and insurance underwriting activities also expose us to fraud risks. When acting as an underwriter, our broker-dealer segment may be liable jointly and severally under federal, state and foreign securities laws for false and misleading statements concerning the securities, or the issuer of the securities, that it underwrites. We are sometimes brought into lawsuits in connection with our correspondent clearing business based on actions of our correspondents. In addition, we may act as a fiduciary in other capacities that could expose us to liability under such laws or under common law fiduciary principles. Furthermore, our insurance segment’s success also depends, in part, on its ability to detect and respond to fraudulent or inflated claims.

The soundness of other financial institutions could adversely affect our business.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, credit unions, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems in the past and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when we hold collateral that cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due to us. Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations or cash flows.

Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.

Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged. Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding our company, or financial institutions in general, is inherent in our business. Adverse perceptions concerning our reputation could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, such negative perceptions could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance; protection of customer information; cyber-attacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; general company performance; or from actions taken by government regulators and community organizations in response to such activities or circumstances. Furthermore, our failure to address, or the perception that we have failed to address, these issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations.

We face strong competition from other financial institutions and financial service and insurance companies, which may adversely affect our operations and financial condition.

Our banking segment primarily competes with national, regional and community banks within various markets where the Bank operates. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage and investment banking firms, consumer finance companies, pension trusts, insurance companies and governmental organizations, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in Texas has remained competitive over the past several years, and we expect the level of competition we face to further increase. Competition for deposits and in providing lending products and services to consumers and businesses in our market area is intense and pricing is important. Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

The financial advisory and investment banking industries also are intensely competitive industries and will likely remain competitive. Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, not subject to the broker-dealer regulatory framework. In addition to competition from firms currently in the industry, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Our broker-dealer business competes on the basis of a number of factors, including the quality of advice and service, technology, product selection, innovation, reputation, client relationships and price. Many of our broker-dealer segment’s competitors in the investment banking industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than our broker-dealer business. Additionally, certain competitors of our financial advisory business have reorganized or plan to reorganize from investment banks into bank holding companies, which may provide them with a competitive advantage. These larger and better capitalized competitors may be more capable of responding to changes in the investment banking market, competing for skilled professionals, financing acquisitions, funding internal growth and competing for market share generally. Increased pressure created by any current or future competitors, or by competitors of our broker-dealer business collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, our broker-dealer business may from time to time make certain pricing, service or marketing decisions that also could materially and adversely affect our business and results of operations.

Our mortgage origination business faces vigorous competition from banks and other financial institutions, including large financial institutions as well as independent mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our mortgage origination segment competes on a number of factors including customer service, quality and range of products and services offered, price, reputation, interest rates, closing process and duration, and loan origination fees. The ability to attract and retain skilled mortgage origination professionals is critical to our mortgage origination business. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive mortgage loan products and services.

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

Our insurance segment purchases reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2016, our insurance segment’s personal lines ceded 9.2% of its direct insurance premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 5.2% of its direct insurance premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, decreased 14.9% during 2016, compared with 2015, which was primarily attributable to reduced limits and lower premium rate. Reinsurance cost generally fluctuates as a result of storm costs or any changes in capacity within the reinsurance market.

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

At December 31, 2016, our insurance segment had $13.7 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and LAE recoverables and ceded unearned insurance premiums. Our insurance segment expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Because our insurance segment remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse our insurance segment for losses paid, or delays in reimbursing our insurance segment for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.

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

On October 27, 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During the second quarter of 2016, our board of directors approved a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. We did not repurchase any stock under the program during 2016, and in the first quarter of 2017, our board of directors reauthorized the program through January 2018. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and the discretion of our board of directors, which must evaluate, among other things, whether cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends and/or repurchase stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, the ability of our subsidiaries to pay dividends to Hilltop, capital adequacy requirements and other regulatory restrictions on us and our subsidiaries, policies of the Federal Reserve Board, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Difficult market conditions have adversely affected the yield on our available cash.

Our primary objective is to preserve and maintain the liquidity of our available cash, while at the same time maximizing yields without significantly increasing risk. The capital and credit markets recently experienced volatility and disruption for a prolonged period. This volatility and disruption reached unprecedented levels, resulting in dramatic declines in interest rates and other yields relative to risk. This downward pressure has negatively affected the yields we receive on our available cash. If market conditions do not continue to improve, there can be no assurance that we will receive any significant yield on our available cash. Further, given current market conditions, no assurance can be given that we will be able to preserve our available cash.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2016, no shares of preferred stock were outstanding.

Banking Laws. Any change in control of our company is subject to prior regulatory approval under the Bank Holding Company Act or the Change in Bank Control Act, which may delay, discourage or prevent an attempted acquisition or change in control of us.

Insurance Laws. NLIC and ASIC are domiciled in the State of Texas. Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the TDI. Acquisition of control would be presumed on the acquisition, directly or indirectly, of ten percent or more of our outstanding voting stock, unless the regulators determine otherwise. Prior to granting approval of an application to acquire control of a domestic insurer, the TDI will consider several factors, such as:

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

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC, SIPC, the TDI or any other government agency. Accordingly, you should be capable of affording the loss of any investment in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Dallas, Texas. In addition to our principal office, our various business segments conduct business at various locations. We have options to renew leases at most locations that we do not own.

Banking.  At December 31, 2016, our banking segment conducted business at 72 locations throughout Texas, including seven support facilities. Our banking segment’s principal executive offices are located in Dallas, Texas, in space leased by PCC. We lease 35 banking locations, including our principal offices, and we own the remaining 37 banking locations.

Broker-dealer.  Our broker-dealer segment is headquartered in Dallas, Texas and at December 31, 2016 conducted business from 48 locations in 19 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination.  Our mortgage origination segment is headquartered in Dallas, Texas and at December 31, 2016 conducted business from over 310 locations in 42 states. Each of these locations is leased by PrimeLending.

Insurance.  At December 31, 2016, our insurance segment leases office space in Waco, Texas for its corporate, claims and customer service operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. Our common stock closed at $28.32 on February 16, 2017. At February 16, 2017, there were 98,569,476 shares of our common stock outstanding with 490 stockholders of record.

On October 27, 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. Although we expect to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Substantial Cash Position and Related Strategies for its Use —  There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

As a holding company, we are ultimately dependent upon our subsidiaries to provide funding for our operating expenses, debt service and dividends. Various laws limit the payment of dividends and other distributions by our subsidiaries to us, and may therefore limit our ability to pay dividends on our common stock. In addition, the federal bank regulatory agencies have issued policy statements providing that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings. See Part I, Item I, “Business —  Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” for more information on regulatory capital requirements limiting our and our banking segment’s ability to declare and pay dividends.

If required payments on our outstanding junior subordinated debentures held by our unconsolidated subsidiary trusts are not made or are suspended, we may be prohibited from paying dividends on our common stock. Regulatory authorities could impose administratively stricter limitations on the ability of our subsidiaries to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Capital.”

The following table discloses for each quarter of 2016 and 2015 the high and low sales prices for our common stock and the cash dividends declared per share. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended December 31,
	2016			2015
			Cash Dividends			Cash Dividends
	High	Low	Per Share	High	Low	Per Share
First Quarter	$19.21	$14.28	$—	$20.10	$17.34	$—
Second Quarter	$22.05	$17.91	$—	$24.70	$19.09	$—
Third Quarter	$22.94	$19.97	$—	$24.50	$18.11	$—
Fourth Quarter	$30.24	$22.21	$0.06	$23.12	$18.97	$—

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	1,964,716
Total	—	$—	1,964,716

*In September 2012, our stockholders approved the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. Upon the effectiveness of the 2012 Plan, no additional awards are permissible under the 2003 equity incentive plan (the “2003 Plan”). At December 31, 2016, no awards remain outstanding. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2016, 2,120,622 awards had been granted pursuant to the 2012 Plan, while 84,860 awards were forfeited and are eligible for reissuance. All shares outstanding under the 2012 Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock.

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2016	1,620	(1)	$22.46	—	$50,000,000
November 1 - November 30, 2016	—		—	—	50,000,000
December 1 - December 31, 2016	—		—	—	50,000,000
Total	1,620		$22.46	—

(1)	Represents shares of common stock repurchased by the Company to satisfy tax withholding obligations on restricted stock issued under the Hilltop Holdings Inc. 2012 Equity Incentive Plan.
(2)

On June 13, 2016, we announced a stock repurchase program which authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. As of December 31, 2016, we had not repurchased any shares of our outstanding common stock under this stock repurchase program. On January 26, 2017, we announced that our board of directors reauthorized this stock repurchase program through January 2018. As of December 31, 2016, we had not repurchased any shares of our outstanding common stock under this stock repurchase program.

Recent Sales of Unregistered Securities

Pursuant to the terms of an employment agreement, on September 6, 2016, the Company granted 42,112 restricted stock units (“RSUs”) under the 2012 Plan to an executive officer. The RSUs were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On November 11, 2016, we issued an aggregate of 4,718 shares of common stock under the 2012 Plan to certain non-employee directors as compensation for their service on our board of directors during the third quarter of 2016. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2016 and 2015 and our consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 have been derived from our historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. Our operating results for 2012 include the results from the operations acquired in the PlainsCapital Merger for the month of December 2012. The operations acquired in the FNB Transaction and SWS Merger are included in our operating results beginning September 14, 2013 and January 1, 2015, respectively (dollars in thousands, except per share data and weighted average shares outstanding).

	2016	2015	2014	2013	2012
Statement of Operations Data:
Total interest income	$455,954	$469,838	$388,769	$329,075	$39,038
Total interest expense	58,423	61,255	27,628	32,874	10,196
Net interest income	397,531	408,583	361,141	296,201	28,842
Provision for loan losses	40,620	12,715	16,933	37,158	3,800
Net interest income after provision for loan losses	356,911	395,868	344,208	259,043	25,042
Total noninterest income	1,286,965	1,227,642	799,311	850,085	224,232
Total noninterest expense	1,412,471	1,340,016	965,353	911,735	255,517
Income (loss) before income taxes	231,405	283,494	178,166	197,393	(6,243)
Income tax expense (benefit)	83,461	70,915	65,608	70,684	(1,145)
Net income (loss)	147,944	212,579	112,558	126,709	(5,098)
Less: Net income attributable to noncontrolling interest	2,050	1,606	908	1,367	494
Income (loss) attributable to Hilltop	145,894	210,973	111,650	125,342	(5,592)
Dividends on preferred stock (1)	—	1,854	5,703	4,327	259
Income (loss) applicable to Hilltop common stockholders	$145,894	$209,119	$105,947	$121,015	$(5,851)

Per Share Data:
Net income (loss) - basic	$1.48	$2.10	$1.18	$1.43	$(0.10)
Weighted average shares outstanding - basic	98,404	99,074	89,710	84,382	58,754
Net income (loss) - diluted	$1.48	$2.09	$1.17	$1.40	$(0.10)
Weighted average shares outstanding - diluted	98,629	99,962	90,573	90,331	58,754
Book value per common share	$18.98	$17.56	$14.93	$13.27	$12.34
Tangible book value per common share	$15.97	$14.46	$11.47	$9.70	$8.37
Cash dividends declared per common share	$0.06	$—	$—	$—	$—

Balance Sheet Data:
Total assets	$12,738,062	$11,867,001	$9,242,416	$8,904,122	$7,286,865
Cash and due from banks	669,357	652,036	782,473	713,099	722,039
Securities	1,215,372	1,219,874	1,109,461	1,261,989	1,081,066
Investment in SWS common stock (2)	—	—	70,282	—	—
Loans held for sale	1,795,463	1,533,678	1,309,693	1,089,039	1,401,507
Non-covered loans, net of unearned income	5,843,499	5,207,617	3,920,476	3,514,646	3,152,396
Covered loans	256,127	380,294	642,640	1,006,369	—
Allowance for loan losses	(54,599)	(46,947)	(41,652)	(34,302)	(3,409)
Goodwill and other intangible assets, net	296,503	306,676	311,591	322,729	331,508
Total deposits	7,063,811	6,952,683	6,369,892	6,722,918	4,700,461
Notes payable	317,912	238,716	56,684	56,327	141,539
Junior subordinated debentures	67,012	67,012	67,012	67,012	67,012
Total stockholders’ equity	1,874,520	1,738,125	1,461,239	1,311,922	1,146,550

Performance Ratios (3):
Return on average stockholders’ equity	8.13%	12.32%	8.01%	10.48%	(0.62)%
Return on average assets	1.21%	1.70%	1.26%	1.66%	(0.08)%
Net interest margin (4)	3.74%	3.78%	4.71%	4.44%	4.60%
Net interest margin (taxable equivalent) (5)	3.76%	3.81%	4.74%	4.47%	4.64%
Efficiency ratio (6)	58.87%	56.45%	61.17%	42.58%	NM

	2016	2015	2014	2013	2012
Asset Quality Ratios (3):
Total nonperforming assets to total loans and other real estate	1.39%	2.34%	4.14%	3.70%	NM
Allowance for loan losses to nonperforming loans	193.05%	137.99%	74.01%	136.39%	NM
Allowance for loan losses to total loans	0.90%	0.84%	0.91%	0.76%	NM
Net charge-offs to average loans outstanding	0.57%	0.14%	0.21%	0.18%	NM

Capital Ratios:
Equity to assets ratio	14.68%	14.64%	15.80%	14.73%	15.71%
Tangible common equity to tangible assets	12.65%	12.37%	11.59%	10.19%	10.05%

Regulatory Capital Ratios (3):
Hilltop - Leverage ratio (7)	13.51%	12.65%	14.17%	12.81%	13.08%
Hilltop - Common equity Tier 1 risk-based capital ratio (8)	18.30%	17.87%
Hilltop - Tier 1 risk-based capital ratio	18.87%	18.48%	19.02%	18.53%	17.72%
Hilltop - Total risk-based capital ratio	19.34%	18.89%	19.69%	19.13%	17.81%
PlainsCapital - Leverage ratio (7)	12.35%	13.22%	10.31%	9.29%	8.84%
PlainsCapital - Common equity Tier 1 risk-based capital ratio (8)	14.64%	16.23%
PlainsCapital - Tier 1 risk-based capital ratio	14.64%	16.25%	13.74%	13.38%	11.83%
PlainsCapital - Total risk-based capital ratio	15.38%	16.99%	14.45%	14.00%	11.93%

Other Data (9):
Net loss and LAE ratio	57.4%	61.1%	57.4%	70.3%	74.4%
Expense ratio	33.5%	33.8%	31.9%	32.3%	34.4%
Combined ratio	90.9%	94.9%	89.3%	102.6%	108.8%
Statutory surplus (10)	$161,790	$153,342	$141,987	$125,054	$120,319
Statutory premiums to surplus ratio	92.3%	105.4%	115.8%	130.7%	125.0%

(1)	Series B preferred stock was redeemed in April 2015.
(2)	For periods prior to 2014, Hilltop’s investment in SWS common stock was accounted for and included within its available for sale securities portfolio.
(3)

Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the PlainsCapital Merger are limited to our insurance operations and, therefore, noted measures are not meaningful (“NM”) in 2012.

(4)	Net interest margin is defined as net interest income divided by average interest-earning assets
(5)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on a 35% federal income tax rate. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. For the periods presented, the taxable equivalent adjustments to interest income were $2.4 million, $3.0 million, $2.3 million, $2.4 million and $0.2 million, respectively. Our operations prior to the PlainsCapital Merger were limited to our insurance operations. Therefore, noted measure for 2012 reflects the ratio for the month ended December 31, 2012.

(6)	Only considers operations of banking segment. Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(7)	Ratio for 2012 was calculated using the average assets for the month of December.
(8)	Common equity Tier 1 risk-based capital ratio applicable for reporting periods beginning after January 1, 2015.
(9)	Only considers operations of insurance segment.
(10)	Statutory surplus includes combined surplus of NLIC and ASIC.

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

	December 31,
	2016	2015	2014	2013	2012

Book value per common share	$18.98	$17.56	$14.93	$13.27	$12.34
Effect of goodwill and intangible assets per share	$(3.01)	$(3.10)	$(3.46)	$(3.57)	$(3.97)
Tangible book value per common share	$15.97	$14.46	$11.47	$9.70	$8.37

Hilltop stockholders’ equity	$1,870,509	$1,736,954	$1,460,452	$1,311,141	$1,144,496
Less: preferred stock	—	—	114,068	114,068	114,068
Less: goodwill and intangible assets, net	296,503	306,676	311,591	322,729	331,508
Tangible common equity	1,574,006	1,430,278	1,034,793	874,344	698,920

Total assets	12,738,062	11,867,001	9,242,416	8,904,122	7,286,865
Less: goodwill and intangible assets, net	296,503	306,676	311,591	322,729	331,508
Tangible assets	12,441,559	11,560,325	8,930,825	8,581,393	6,955,357

Equity to assets	14.68%	14.64%	15.80%	14.73%	15.71%
Tangible common equity to tangible assets	12.65%	12.37%	11.59%	10.19%	10.05%

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as Southwest Securities, Inc.), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as SWS Financial Services, Inc.), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

OVERVIEW

We are a financial holding company registered under the Bank Holding Company Act of 1956. Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer, mortgage origination and insurance segments.

In connection with our acquisition of SWS, we modified our organizational structure into three primary business units, PCC (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). The PCC unit continues to include the Bank and its wholly owned subsidiary, PrimeLending (collectively referred to herein as “PlainsCapital”), while the Securities Holdings unit includes our broker-dealer operations transferred from the PCC unit effective January 1, 2015, and two entities acquired in the SWS Merger (as defined below), Hilltop Securities and HTS Independent Network.

The following includes additional details regarding the financial products and services provided by each of our primary business units.

PCC.  PCC is a financial holding company headquartered in Dallas, Texas that provides, through its subsidiaries, traditional banking and wealth, investment management and treasury management services primarily in Texas and residential mortgage loans throughout the United States.

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

During 2016, our net income to common stockholders was $145.9 million, or $1.48 per diluted share.

We reported $231.4 million of consolidated income before income taxes during 2016, including the following contributions from our four reportable operating segments.

•	The banking segment contributed $130.3 million of income before income taxes during 2016;
•	The broker-dealer segment contributed $39.5 million of income before income taxes during 2016;
•	The mortgage origination segment contributed $77.8 million of income before income taxes during 2016; and
•	The insurance segment contributed $21.4 million of income before income taxes during 2016.

During 2016, the Bank discovered irregularities with respect to a non-covered loan that is currently in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. The banking segment’s financial results for 2016 reflect this charge-off. The Bank continues to investigate the loan relationship and is pursuing legal remedies to recover losses arising from this isolated incident, including litigation against the borrower and guarantors. Given the preliminary nature of the investigation and related legal proceedings, the Bank cannot currently estimate the amount of any future recoveries or additional expenses related to this charged-off loan.

In addition, the broker-dealer segment’s operating results during 2016 included a specific legal reserve of $16.0 million related to one matter that was settled in the first quarter of 2017.

As a financial institution providing products and services through our banking, broker-dealer, mortgage origination and insurance segments, we are directly affected by general economic and market conditions, many of which are beyond our control and unpredictable. A key factor impacting our financial position includes changes in the level of interest rates in addition to twists in the shape of the yield curve with the magnitude and direction of the impact varying across the different lines of business. Other factors include, but are not limited to, fluctuations in volume and price levels of securities, inflation, political events, investor confidence, investor participation levels, legal and regulatory, and compliance requirements and competition. All of these factors have the potential to impact on our financial position, operating results and liquidity. In addition, the recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially change the regulation of the financial services industry and may significantly impact us.

At December 31, 2016, on a consolidated basis, we had total assets of $12.7 billion, total deposits of $7.1 billion, total loans, including loans held for sale, of $7.8 billion and stockholders’ equity of $1.9 billion.

On October 27, 2016, we announced that, for the first time in our history, Hilltop’s board of directors authorized a dividend program and declared our first quarterly cash dividend of $0.06 per common share, or $5.8 million, paid on November 30, 2016. On January 26, 2017, our board of directors declared a quarterly cash dividend of $0.06 per common share, payable on February 28, 2017 to all common stockholders of record as of the close of business on February 15, 2017.

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

On January 1, 2015, we acquired SWS in a stock and cash transaction (the “SWS Merger”), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” and “Hilltop Securities Independent Network Inc.”, respectively. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. Based on purchase date valuations, the fair value of the assets acquired was $3.3 billion, including $707.5 million in securities, $863.8 million in non-covered loans and $1.2 billion in broker-dealer and clearing organization receivables. The fair value of liabilities assumed was $2.9 billion, consisting primarily of deposits of $1.3 billion and $1.1 billion in broker-dealer and clearing organization payables. The operations acquired in the SWS Merger, including a bargain purchase gain of $81.3 million, are included in our operating results beginning January 1, 2015.

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

Segment Information

We have three primary business units, PCC (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. The SWS Merger did not result in changes to our four reportable business segments. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking, broker-dealer and insurance segments.

The banking segment includes the operations of the Bank, and since January 1, 2015, the operations of the former SWS FSB. The banking segment primarily provides business and consumer banking services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

The broker-dealer segment includes the operations of FSC through January 22, 2016, and since January 1, 2015, the operations of Hilltop Securities and HTS Independent Network. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and FINRA and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC is a registered investment adviser under the Investment Advisers Act of 1940.

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

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$363,083	$31,172	$(11,589)	$3,164	$(7,257)	$18,958	$397,531
Provision for loan losses	40,673	(53)	—	—	—	—	40,620
Noninterest income	52,579	385,766	704,126	164,841	2	(20,349)	1,286,965
Noninterest expense	244,715	377,524	614,741	146,601	29,938	(1,048)	1,412,471
Income (loss) before income taxes	$130,274	$39,467	$77,796	$21,404	$(37,193)	$(343)	$231,405

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$369,493	$32,971	$(10,423)	$3,187	$(5,109)	$18,464	$408,583
Provision for loan losses	12,795	(80)	—	—	—	—	12,715
Noninterest income	62,639	334,495	597,163	171,185	81,289	(19,129)	1,227,642
Noninterest expense	243,926	367,812	539,257	158,720	31,926	(1,625)	1,340,016
Income (loss) before income taxes	$175,411	$(266)	$47,483	$15,652	$44,254	$960	$283,494

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$334,377	$12,144	$(12,591)	$3,672	$5,219	$18,320	$361,141
Provision for loan losses	16,916	17	—	—	—	—	16,933
Noninterest income	67,438	119,451	456,776	173,577	5,985	(23,916)	799,311
Noninterest expense	245,790	124,715	431,820	151,541	13,878	(2,391)	965,353
Income (loss) before income taxes	$139,109	$6,863	$12,365	$25,708	$(2,674)	$(3,205)	$178,166

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $397.5 million in net interest income during 2016, compared with net interest income of $408.6 million and $361.1 million during 2015 and 2014, respectively. Changes in net interest income during 2016, compared with 2015, included decreases within our banking and broker-dealer segments, as well as interest expense incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) that were not issued until the second quarter of 2015. The increase in net interest income during 2015, compared with 2014, was primarily due to the inclusion of the operations acquired in the SWS Merger within our broker-dealer and banking segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through the Hilltop Broker-Dealers, we provide investment banking and other related financial services. We generated $273.9 million, $276.6 million and $101.9 million in securities brokerage commissions and fees and investment advisory fees and commissions, and $102.2 million, $56.8 million and $17.6 million  in gains on derivative and trading portfolio activities (included within other noninterest income) during 2016, 2015 and 2014, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2016, 2015 and 2014, we generated $703.3 million, $596.8 million and $453.4 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $155.5 million, $162.1 million and $164.5 million in net insurance premiums earned during 2016, 2015 and 2014, respectively.

In the aggregate, we generated $1.3 billion, $1.2 billion and $799.3 million in noninterest income during 2016, 2015 and 2014, respectively. Excluding the bargain purchase gain of $81.3 million related to the SWS Merger in 2015, our noninterest income during 2015 was $1.1 billion. We are presenting this financial measure because certain investors may use it to evaluate our business and financial results. The increase in noninterest income during 2016, compared with 2015, other than bargain purchase gain, was predominantly attributable to increases in noninterest income in our mortgage origination and broker-dealer segments. The increase in noninterest income during 2015, compared with 2014, other than bargain purchase gain, was primarily due to an increase in noninterest income in our broker-dealer segment associated with the inclusion of the operations acquired in the SWS Merger and an increase in noninterest income in our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during 2016 was $145.9 million, or $1.48 per diluted share, compared with net income applicable to common stockholders of $209.1 million, or $2.09 per diluted share, during 2015, and net income applicable to common stockholders of $105.9 million, or $1.17 per diluted share, during 2014. The consolidated operating results during 2016 included the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016 and a specific legal reserve of $16.0 million related to one matter involving Hilltop Securities that was settled in the first quarter of 2017. The consolidated operating results during 2015 include the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million, or $0.81 per diluted share. Included in the bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change effected in connection with the SWS Merger. In addition, the bargain purchase gain reflects our acquisition date fair value allocation to identifiable intangible assets of $7.5 million.

Our consolidated operating results during 2016, 2015 and 2014 also included transaction costs related to the SWS Merger, and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), incurred as a result of the integration of the operations and systems acquired in the SWS Merger. During 2016, we incurred $7.4 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $2.9 million, $2.9 million, and $0.1 million, respectively. During 2015, we incurred $31.6 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $8.7 million, $6.5 million and $2.7 million, respectively. During 2014, we incurred $1.4 million in pre-tax transaction costs related to the SWS Merger. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of the close of business on January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we began realizing cost savings in 2016, although these cost savings were partially offset by additional integration costs that we incurred during 2016.

Certain items included in net income for 2016, 2015 and 2014 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction and the SWS Merger (collectively, the “Bank Transactions”). Income before income taxes during 2016 includes net accretion of $9.7 million, $50.7 million and $4.6 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $1.9 million, $0.2 million and $0.2 million, respectively. Income before income taxes during 2015 includes net accretion of $15.3 million, $60.4 million and $17.3 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $8.7 million, $0.9 million and $1.0 million, respectively. Income before income taxes during 2014 includes net accretion of $33.9 million and $49.2 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $9.2 million and $1.0 million, respectively.

We consider the ratios shown in the table below to be key indicators of our performance.

	Year Ended December 31,
	2016	2015	2014
Performance Ratios:
Return on average stockholder's equity	8.13%	12.32%	8.01%
Return on average assets	1.21%	1.70%	1.26%
Net interest margin (1) (3) (4)	3.74%	3.78%	4.71%
Net interest margin (taxable equivalent) (2) (3) (4)	3.76%	3.81%	4.74%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest earning assets. Taxable equivalent adjustments are based on a 35% federal income tax rate. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. See footnote 2 to the consoliated net interest income table below for the taxable equivalent adjustments to interest income.

(3)

The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 55 basis points and 81 basis points during 2016 and 2015, respectively. The effect on net interest margin and taxable equivalent net interest margin was nominal during 2014.

(4)

Net interest margin and taxable equivalent net interest margin were 67 basis points, 94 basis points and 125 basis points greater due to the impact of purchase accounting during 2016, 2015 and 2014, respectively.

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

During 2016, the consolidated taxable equivalent net interest margin of 3.76% was 67 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $12.9 million, $50.7 million and $4.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.1 million. During 2015, the consolidated taxable equivalent net interest margin of 3.81% was 94 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $19.0 million, $60.4 million and $16.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.4 million. During 2014, the consolidated taxable equivalent net interest margin of 4.74% was 125 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $37.4 million and $43.6 million associated with the PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $4.1 million, and FNB Transaction-related amortization of premium on acquired time deposits of $5.5 million.

The FNB Transaction-related accretion of discount on loans of $50.7 million, $60.4 million and $43.6 million during 2016, 2015 and 2014, respectively, included accretion of approximately $16 million, $35 million and $30 million, respectively, due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. The better-than-expected performance of the covered PCI loan portfolio since 2014 has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during 2016, 2015 and 2014 resulted in the reclassification of $41.2 million, $70.9 million and $105.5 million, respectively, from nonaccretable difference to accretable yield.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2016			2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,153,769	$389,637	5.45%	$6,550,164	$390,359	5.96%	$5,461,611	$341,458	6.21%
Investment securities - taxable	1,038,838	26,152	2.52%	1,112,524	26,511	2.38%	1,072,564	29,206	2.72%
Investment securities - non-taxable (2)	282,780	8,674	3.07%	250,870	9,629	3.84%	182,881	7,028	3.84%
Federal funds sold and securities purchased under agreements to resell	150,337	155	0.10%	99,037	120	0.12%	18,120	52	0.29%
Interest-bearing deposits in other financial institutions	426,150	2,024	0.47%	587,742	1,491	0.25%	698,638	1,602	0.23%
Securities borrowed	1,523,195	29,518	1.94%	2,121,643	41,051	1.93%	162,417	7,257	4.47%
Other	66,088	2,247	3.40%	67,936	3,678	5.41%	67,044	4,513	6.73%
Interest-earning assets, gross (2)	10,641,157	458,407	4.31%	10,789,916	472,839	4.38%	7,663,275	391,116	5.08%
Allowance for loan losses	(51,925)			(42,924)			(40,516)
Interest-earning assets, net	10,589,232			10,746,992			7,622,759
Noninterest-earning assets	1,606,572			1,734,266			1,343,070
Total assets	$12,195,804			$12,481,258			$8,965,829

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,824,374	$15,843	0.33%	$4,804,077	$15,523	0.32%	$4,490,748	$15,742	0.35%
Securities loaned	1,428,829	22,510	1.58%	2,025,107	29,893	1.48%	117,198	3,981	3.40%
Notes payable and other borrowings	1,237,609	20,070	1.62%	1,103,045	15,839	1.44%	816,833	7,905	0.97%
Total interest-bearing liabilities	7,490,812	58,423	0.78%	7,932,229	61,255	0.77%	5,424,779	27,628	0.51%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,241,561			2,187,336			1,862,277
Other liabilities	665,878			647,985			283,922
Total liabilities	10,398,251			10,767,550			7,570,978
Stockholders’ equity	1,795,219			1,713,030			1,394,351
Noncontrolling interest	2,334			678			500
Total liabilities and stockholders' equity	$12,195,804			$12,481,258			$8,965,829

Net interest income (2)		$399,984			$411,584			$363,488
Net interest spread (2)			3.53%			3.61%			4.57%
Net interest margin (2)			3.76%			3.81%			4.74%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $2.4 million, $3.0 million and $2.3 million during 2016, 2015 and 2014, respectively.

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

On a consolidated basis, net interest income decreased $11.1 million during 2016, compared with 2015, while net interest income increased $47.4 million during 2015, compared with 2014. The change in net interest income during 2016, compared with 2015, was primarily related to a lower yield on the loan portfolio within our banking segment, a decrease in average stock borrow/loan program balances in our broker-dealer segment and an increase in interest expense at corporate on our outstanding Senior Notes, the offering of which was completed during the second quarter of 2015. The increase during 2015, compared with 2014, was primarily due to the inclusion of the operations acquired in the SWS Merger within our broker-dealer and banking segments, partially offset by a reduction in recurring quarterly investment and interest income, as well as interest expense on the Senior Notes discussed above.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which relates to the banking segment, was $40.6 million, $12.7 million and $16.9 million during 2016, 2015 and 2014, respectively. As previously mentioned, the consolidated provision for loan losses during 2016 included a $24.5 million charge-off of a single large loan by the Bank. The provision for loan losses during 2016 and 2015 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $41.6 million and $13.8 million, respectively, partially offset by the recapture of PCI loans of $1.0 million and $1.1 million, respectively. During 2014, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $6.1 million and PCI loans of $10.8 million.

Consolidated noninterest income increased $59.3 million during 2016, compared with 2015, while consolidated noninterest income increased $428.3 million during 2015, compared with 2014. Consolidated noninterest income during 2015 included the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million. The increase in noninterest income, other than bargain purchase gain, during 2016, compared with 2015, of $140.6 million was primarily driven by an increase in noninterest income within our mortgage origination segment of $107.0 million and an increase in income earned on derivative and trading portfolio activities within our broker-dealer segment of $45.5 million, partially offset by decreases in noninterest income in our banking and insurance segments. The increase in noninterest income, other than bargain purchase gain, during 2015, compared with 2014, included increases in securities commissions and fees (net of intercompany eliminations) and investment banking and advisory fees within our broker-dealer segment of $174.7 million primarily due to the inclusion of the operations acquired in the SWS Merger, and an increase within our mortgage origination segment of $2.7 million.

Consolidated noninterest expense during 2016 increased $72.5 million, compared with 2015, while consolidated noninterest expense during 2015 increased $374.7 million, compared with 2014. The increase in noninterest expense during 2016, compared with 2015, primarily included an increase in noninterest expense within our mortgage origination segment, as well as an increase within our broker-dealer segment, partially offset by a decrease within our insurance segment. Changes between 2016 and 2015 within the major components of consolidated noninterest expense included increases of $68.2 million in employees’ compensation and benefits, $27.0 million in other expenses primarily attributable to increases in our mortgage origination and broker-dealer segments, as well as increased costs associated with regulatory compliance throughout the organization, partially offset by a decrease of $7.5 million in occupancy and equipment, net, primarily related to our broker-dealer segment. In addition, during 2016 we incurred pre-tax transaction and integration costs related to the SWS Merger of $13.3 million. The increase in noninterest expense during 2015, compared with 2014, included significant increases in noninterest expenses within our broker-dealer segment of $243.0 million primarily due to the inclusion of the operations acquired in the SWS Merger. Changes between 2015 and 2014 within the major components of noninterest expense included increases of $275.2 million in employees’ compensation and benefits and $76.7 million in other expenses primarily attributable to increases in our broker-dealer segment due to the inclusion of the operations acquired in the SWS Merger and increases in our mortgage origination segment due to the increase in mortgage origination loan volume. In addition, during 2015 and 2014, we incurred pre-tax transaction and integration costs related to the SWS Merger of $31.6 million and $1.4 million, respectively.

Consolidated income tax expense during 2016, 2015 and 2014 was $83.5 million, $70.9 million and $65.6 million, respectively, reflecting effective rates of 36.1%, 25.0% and 36.8%, respectively. Our effective tax rate during 2016 was relatively consistent with the statutory rate but did include gross effects related to non-deductible transaction costs associated with the SWS Merger, offset by the reversal of a valuation allowance of $2.2 million previously established on a deferred tax asset associated with the SWS Merger and the recognition of excess tax benefits on share-based payment awards as a result of our adoption of the provisions of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016 as discussed in Note 33 to the consolidated financial statements. The lower effective tax rate during 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, during 2015, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse our deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock and also reversed a valuation allowance of $1.9 million previously established on a deferred tax asset for a capital loss carryforward. Therefore, the effective income tax rates during 2016 and 2015 are not necessarily indicative of anticipated future effective tax rates.

Segment Results

Banking Segment

Income before income taxes in our banking segment during 2016, 2015 and 2014 was $130.3 million, $175.4 million, $139.1 million, respectively. The decrease in income before income taxes during 2016, compared with 2015, was primarily due to the increase in the provision for loan losses associated with the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016, a decrease in net interest income associated with the decline in accretion of discount on loans, and a decrease in noninterest income associated with the prior year recognition of gains on securities acquired in the SWS Merger and subsequently sold. The change in income before income taxes during 2015, compared with 2014, was primarily due to an increase in net interest income, partially offset by pre-tax costs of $3.0 million directly attributable to the integration of the former SWS FSB. The operations acquired in the SWS Merger had a significant effect on net interest income during 2015, compared with 2014.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Year Ended December 31,
	2016	2015	2014
Performance Ratios:
Efficiency ratio (1)	58.87%	56.45%	61.17%
Return on average assets	0.94%	1.36%	1.20%
Net interest margin (2) (4)	4.65%	5.05%	4.97%
Net interest margin (taxable equivalent) (3) (4)	4.68%	5.08%	5.00%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest earning assets. Taxable equivalent adjustments are based on a 35% federal income tax rate. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(4)

Net interest margin and taxable equivalent net interest margin were 93 basis points, 142 basis points and 143 basis points greater due to the impact of purchase accounting during 2016, 2015 and 2014, respectively.

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

During 2016, the banking segment’s taxable equivalent net interest margin of 4.68% was 93 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $12.9 million, $50.7 million and $4.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.1 million. The banking segment’s taxable equivalent net interest margin during 2015 of 5.08% was 142 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $19.0 million, $60.4 million and $16.7 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.4 million. During 2014, the banking segment’s taxable equivalent net interest margin of 5.00% was 143 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $37.4 million and $43.6 million associated with the PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $4.1 million, and FNB Transaction-related amortization of premium on acquired time deposits of $5.5 million.

The FNB Transaction-related accretion of discount on loans of $50.7 million, $60.4 million and $43.6 million during 2016, 2015 and 2014, respectively, included accretion of approximately $16 million, $35 million and $30 million, respectively, due to better-than-expected resolution of covered PCI loans during the respective periods. The better-than-expected performance of the covered PCI loan portfolio since 2014 has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during 2016, 2015 and 2014 resulted in the reclassification of $41.2 million, $70.9 million and $105.5 million, respectively, from nonaccretable difference to accretable yield.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2016			2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,301,117	$317,695	5.99%	$4,789,972	$328,384	6.86%	$4,189,895	$292,859	6.99%
Subsidiary warehouse lines of credit	1,261,016	49,075	3.89%	1,055,525	37,772	3.58%	912,652	34,598	3.79%
Investment securities - taxable	714,096	13,911	1.95%	791,994	17,241	2.18%	886,168	17,956	2.03%
Investment securities - non-taxable (2)	136,141	4,998	3.67%	141,186	5,295	3.75%	149,656	5,800	3.88%
Federal funds sold and securities purchased under agreements to resell	28,297	155	0.55%	21,821	65	0.30%	18,120	52	0.29%
Interest-bearing deposits in other financial institutions	335,136	1,823	0.54%	484,553	1,366	0.28%	527,678	1,362	0.26%
Other	56,867	2,075	3.65%	49,988	1,745	3.49%	45,225	1,717	3.80%
Interest-earning assets, gross (2)	7,832,670	389,732	4.98%	7,335,039	391,868	5.34%	6,729,394	354,344	5.27%
Allowance for loan losses	(51,706)			(42,579)			(40,352)
Interest-earning assets, net	7,780,964			7,292,460			6,689,042
Noninterest-earning assets	1,036,910			1,125,974			1,245,722
Total assets	$8,817,874			$8,418,434			$7,934,764

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,523,079	$19,815	0.44%	$4,413,352	$16,992	0.39%	$4,451,191	$15,801	0.35%
Notes payable and other borrowings	675,011	3,633	0.54%	585,732	2,118	0.36%	587,921	1,780	0.30%
Total interest-bearing liabilities (3)	5,198,090	23,448	0.45%	4,999,084	19,110	0.38%	5,039,112	17,581	0.35%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,257,440			2,144,282			1,808,225
Other liabilities	57,501			49,388			35,755
Total liabilities	7,513,031			7,192,754			6,883,092
Stockholders’ equity	1,304,843			1,225,680			1,051,672
Total liabilities and stockholders’ equity	$8,817,874			$8,418,434			$7,934,764

Net interest income (2)		$366,284			$372,758			$336,763
Net interest spread (2)			4.52%			4.96%			4.92%
Net interest margin (2)			4.68%			5.08%			5.00%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $1.5 million, $1.8 million and $2.0 million during 2016, 2015 and 2014, respectively.

(3)	Only considers debt of PlainsCapital without the allocation of interest expense on PCC debt of $1.5 million, $1.4 million and $1.1 million during 2016, 2015 and 2014, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and PCC and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries, which are eliminated from the consolidated financial statements.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$35,042	$(45,731)	$(10,689)	$41,943	$(6,418)	$35,525
Subsidiary warehouse lines of credit	7,353	3,950	11,303	5,416	(2,242)	3,174
Investment securities - taxable	(1,696)	(1,634)	(3,330)	(1,908)	1,193	(715)
Investment securities - non-taxable (2)	(189)	(108)	(297)	(328)	(177)	(505)
Federal funds sold and securities purchased under agreements to resell	19	71	90	11	2	13
Interest-bearing deposits in other financial institutions	(421)	878	457	(111)	115	4
Other	240	90	330	181	(153)	28
Total interest income (2)	40,348	(42,484)	(2,136)	45,204	(7,680)	37,524

Interest expense
Deposits	$422	$2,401	$2,823	$(134)	$1,325	$1,191
Notes payable and other borrowings	323	1,192	1,515	(7)	345	338
Total interest expense	745	3,593	4,338	(141)	1,670	1,529

Net interest income (2)	$39,603	$(46,077)	$(6,474)	$45,345	$(9,350)	$35,995

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Taxable equivalent.

Taxable equivalent net interest income decreased $6.5 million during 2016, compared with 2015. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $42.5 million during 2016, compared with 2015, primarily due to the net effects of lower yields on the loan portfolio as a result of the decline in accretion of discount on loans, partially offset by the favorable change in yields on warehouse lines of credit extended to other subsidiaries. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $40.3 million during 2016, compared with 2015. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $3.6 million during 2016, compared with 2015. Taxable equivalent net interest income increased $36.0 million during 2015, compared with 2014. Increases in the volume of interest-earning assets, primarily loans acquired in the SWS Merger and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $45.2 million during 2015, compared with 2014. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $7.7 million during 2015, compared with 2014, primarily due to the net effects of lower yields on the loan portfolio and subsidiary warehouse lines of credit, partially offset by increased yields on the investment portfolio. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $1.7 million during 2015, compared with 2014, primarily due to lower amortization of premiums on time deposits acquired in the FNB Transaction.

The banking segment’s noninterest income was $52.6 million, $62.6 million and $67.4 million during 2016, 2015 and 2014, respectively. The decrease during 2016, compared with 2015, was primarily due to $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during 2015, that did not recur during 2016, as well as year-over-year decreases in subsidiary management fees, exchange fee income due to the impact of the Durbin Act and OREO income. The decrease during 2015, compared with 2014, was primarily due to year-over-year decreases in accretion on the receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”), OREO income and service fees, partially offset by the realized gains during 2015 previously discussed.

The banking segment’s noninterest expenses were $244.7 million, $243.9 million and $245.8 million during 2016, 2015 and 2014, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The change in noninterest expenses during 2016, compared with 2015, was relatively flat, but included an increase in compensation and benefits costs and a year-over-year increase in the “true-up” payment accrual associated with covered assets of $3.3 million, offset by a $3.0 million decrease in pre-tax integration-related costs directly attributable to the integration of the former SWS FSB related to employee expenses and a decrease in occupancy expenses associated with closed branches and related costs. Noninterest expenses during 2015, compared with 2014, were down slightly and included reduced write downs on certain OREO assets acquired in the FNB Transaction and increased gains on the sale of certain OREO assets also acquired in the FNB Transaction. These changes were offset by increases in compensation and benefits associated with the addition of employees of the former SWS FSB and pre-tax integration-related costs directly attributable to the integration of the former SWS FSB of $3.0 million related to employee, professional fees and contractual expenses.

In addition, as discussed under the heading “— Financial Condition — Covered Loan Portfolio” that follows, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than its initial estimate and expects that it will begin recording amortization associated with its FDIC Indemnification Asset in 2017. Changes to the FDIC Indemnification Asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the consolidated statements of operations over the life of the loss-share agreements.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment during 2016 was $39.5 million, compared with a loss before income taxes during 2015 of $0.3 million, and income before income taxes during 2014 of $6.9 million. The change in income (loss) before income taxes during 2016, compared with 2015, was primarily the result of increases in trading gains associated with the structured finance business and the decrease in pre-tax transaction and integration-related costs of $9.3 million, partially offset by a specific legal reserve of $16.0 million during the fourth quarter of 2016 related to one matter that was settled in the first quarter of 2017. The change in income (loss) before income taxes during 2015, compared with 2014, was primarily the result of pre-tax transaction and integration-related costs of $15.2 million directly attributable to the SWS Merger. As shown in the table below, the operations acquired in the SWS Merger had a significant impact on each of the components of income (loss) before income taxes during 2016 and 2015, compared with 2014.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. The profitability of the broker-dealer segment margin and stock lending businesses depends to a great extent on the difference between interest income earned on loans, investments of customer cash balances, and the interest expense paid on customer cash balances and borrowings. In addition, our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond sales, underwriting activities and broker-dealer businesses.

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Year Ended December 31,			Variance
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net interest income:
Securities lending	$7,008	$11,158	$3,276	$(4,150)	$7,882
Other	24,164	21,813	8,868	2,351	12,945
Total net interest income	31,172	32,971	12,144	(1,799)	20,827
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	54,992	56,570	15,462	(1,578)	41,108
Retail	75,271	78,470	777	(3,199)	77,693
Clearing	27,850	20,840	8,504	7,010	12,336
Other	3,698	6,150	2,568	(2,452)	3,582
	161,811	162,030	27,311	(219)	134,719
Investment banking and advisory fees by business line:
Public finance	90,851	92,308	71,671	(1,457)	20,637
Capital markets	4,621	2,384	(252)	2,237	2,636
Retail	14,635	15,258	(2)	(623)	15,260
Structured finance	5,369	5,678	2,768	(309)	2,910
Clearing	515	48	45	467	3
Other	1	256	323	(255)	(67)
	115,992	115,932	74,553	60	41,379
Other:
Structured finance	81,352	38,738	16,239	42,614	22,499
Capital markets	20,813	17,903	1,443	2,910	16,460
Other	5,798	(108)	(95)	5,906	(13)
	107,963	56,533	17,587	51,430	38,946
Total noninterest income	385,766	334,495	119,451	51,271	215,044
Noninterest expense:
Compensation and benefits expenses	252,772	255,629	78,598	(2,857)	177,031
Other	124,699	112,103	46,134	12,596	65,969
Total noninterest expense	377,471	367,732	124,732	9,739	243,000

Income (loss) before income taxes	$39,467	$(266)	$6,863	$39,733	$(7,129)

(1)	Securities commissions and fees includes income of $3.9 million and $1.4 million during 2016 and 2015, respectively, that is eliminated in consolidation.

The broker-dealer segment had net interest income of $31.2 million, $33.0 million and $12.1 million during 2016, 2015 and 2014, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decrease in net interest income during 2016, compared with 2015, was primarily due to a decrease of 21% in the broker-dealer segment’s average stock borrow/loan program balances, while the increase in net interest income during 2015, compared with 2014 was primarily due to the inclusion of the operations acquired in the SWS Merger.

Noninterest income was $385.8 million, $334.5 million and $119.5 million during 2016, 2015 and 2014, respectively. The increase in noninterest income of $51.3 million during 2016, compared with 2015, was primarily due to a $45.5 million increase in the income earned from trading gains associated with the structured finance and capital markets businesses, a $7.0 million increase in securities commissions and fees earned by our clearing business from fees earned on money markets and FDIC insured bank deposits resulting from the 25 basis point increases in the federal funds rate in December 2015, and a $4.1 million increase in other noninterest income due to a non-recurring reversal of a contingent liability associated with an investment. These increases were partially offset by a reduction in securities commissions and fees earned in our capital markets and retail businesses of $4.8 million from decreases in municipal bond transactions and insurance product sales. The increase in noninterest income of $215.0 million during 2015, compared with 2014, was primarily due to an increase of $174.4 million associated with the inclusion of the former SWS’s operations and increased advisory fees earned by FSC from public finance clients.

Noninterest expenses were $377.5 million, $367.8 million and $124.7 million during 2016, 2015 and 2014, respectively. The increase in noninterest expenses of $9.7 million during 2016, compared with 2015, was primarily due to an increase in legal expenses associated with both resolved and ongoing litigation matters, partially offset by a decrease of $2.9 million in compensation and benefits expenses. This decrease in compensation and benefits expense was primarily as a result of a decrease in salaries and benefits, which was in part a product of the integration and merger of FSC and Hilltop Securities, partially offset by an increase in incentive pay given the improvement in year-over-year operating performance. The increase in noninterest expenses of $243.1 million during 2015, compared with 2014, reflects an increase of $177.0 million in employees’ compensation and benefits costs, of which $154.0 million was associated with the operations acquired in the SWS Merger and $20.6 million was the result of an increase in compensation that varies with First Southwest’s noninterest income. During 2016, the broker-dealer segment incurred pre-tax integration-related costs resulting from employee expenses, professional fees and contractual expenses directly attributable to the integration of the operations acquired in the SWS Merger of $2.9 million, $2.9 million and $0.1 million, respectively, compared with pre-tax transaction costs of $0.8 million, and employee expenses, professional fees and contractual expenses of $6.9 million, $5.6 million and $1.9 million, respectively, during 2015.

On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we began realizing cost savings in 2016, although these costs savings were partially offset by integration costs that we incurred during 2016.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Year Ended December 31,
	2016	2015	2014
Compensation as a % of net revenue	60.6%	69.6%	59.7%
FDIC insured program balances at PlainsCapital Bank (end of period)	$1,000,310	$845,569	$280,812
Other FDIC insured program balances (end of period)	$1,517,482	$1,380,030	$193,788
Customer margin balances (end of period)	$332,806	$414,013	$207,299
Customer funds on deposit, including short credits (end of period)	$385,104	$474,773	$136,886

Public finance:
Number of issues	1,742	1,655	1,170
Aggregate amount of offerings	$82,561,809	$70,021,094	$40,741,221

Capital markets:
Total volumes	$76,482,509	$76,737,890	$32,463,513
Net inventory (end of period)	$95,925	$62,879	$44,894

Retail:
Retail employee representatives (end of period)	117	118	4
Independent registered representatives (end of period)	224	234	—

Structured finance:
Lock production/TBA volume	$6,088,319	$3,848,214	$1,658,217

Clearing:
Total tickets	$1,669,856	$2,396,478	$1,500,192
Correspondents (end of period)	175	205	74

Securities lending:
Interest-earning assets - stock borrowed (end of period)	$1,436,069	$1,307,741	$152,899
Interest-bearing liabilities - stock loaned (end of period)	$1,283,676	$1,235,466	$117,822

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during 2016, 2015 and 2014 was $77.8 million, $47.5 million and $12.4 million, respectively. The year-over-year increases in income before income taxes during 2016 and 2015, compared with 2015 and 2014, respectively, were primarily due to increases in noninterest income, partially offset by increases in segment operating costs and compensation that varies with the volume of mortgage loan originations (“variable compensation”). Net interest expense of $11.6 million, $10.4 million and $12.6 million during 2016, 2015 and 2014, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. During 2016, PrimeLending’s refinancing volume was $4.2 billion, representing 27.1% of total loan origination volume. Due to recent increases in mortgage interest rates, PrimeLending anticipates both its refinancing volume and its percentage of refinancing volume of total loan origination volume will decrease in 2017 as compared to 2016. PrimeLending does not anticipate that recent increases in mortgage interest rates will significantly impact its home purchases volume during 2017, as changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

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

	Year Ended December 31,
		% of		% of		% of
	2016	Total	2015	Total	2014	Total
Mortgage Loan Originations - units	66,881		59,621		48,655

Mortgage Loan Originations - volume	$15,460,213		$13,352,119		$10,363,848

Mortgage Loan Originations:
Conventional	$9,897,230	64.02%	$8,394,709	62.87%	$6,487,825	62.60%
Government	3,595,219	23.25%	3,395,587	25.43%	2,737,415	26.41%
Jumbo	1,312,800	8.49%	961,598	7.20%	863,770	8.34%
Other	654,964	4.24%	600,225	4.50%	274,838	2.65%
	$15,460,213	100.00%	$13,352,119	100.00%	$10,363,848	100.00%

Home purchases	$11,276,378	72.94%	$9,891,792	74.08%	$8,295,994	80.05%
Refinancings	4,183,835	27.06%	3,460,327	25.92%	2,067,854	19.95%
	$15,460,213	100.00%	$13,352,119	100.00%	$10,363,848	100.00%

Texas	$3,352,469	21.69%	$2,967,740	22.23%	$2,453,705	23.68%
California	2,235,915	14.46%	1,965,039	14.72%	1,552,372	14.98%
Florida	797,578	5.16%	644,090	4.82%	505,507	4.88%
Ohio	637,435	4.12%	555,106	4.16%	401,379	3.87%
Washington	538,857	3.49%	451,277	3.38%	298,845	2.88%
Arizona	527,055	3.41%	415,215	3.11%	339,830	3.28%
Maryland	521,686	3.37%	452,280	3.39%	298,577	2.88%
North Carolina	512,087	3.31%	492,879	3.69%	423,164	4.08%
South Carolina	446,221	2.89%	385,347	2.88%	307,832	2.97%
Missouri	441,125	2.85%	379,621	2.84%	288,579	2.78%
All other states	5,449,785	35.25%	4,643,525	34.78%	3,494,058	33.72%
	$15,460,213	100.00%	$13,352,119	100.00%	$10,363,848	100.00%

Mortgage Loan Sales - volume	$15,155,340		$13,129,069		$10,164,350

Refinancing volume increased to $4.2 billion during 2016 from $3.5 billion during 2015 (representing 27.1% and 25.9%, respectively, of total loan origination volume), while home purchases volume increased 14.0% to $11.3 billion during 2016 from $9.9 billion during 2015. Refinancing volume increased to $3.5 billion from $2.1 billion during 2015, compared with 2014 (representing 25.9% and 20.0%, respectively, of total loan origination volume), while home purchases volume increased 19.2% to $9.9 billion during 2015 from $8.3 billion during 2014.

The mortgage origination segment’s total loan origination volume during 2016 increased 15.8%, compared with 2015, while income before income taxes during 2016 increased 63.8%, compared with 2015. The increase in income before income taxes during 2016 was primarily due to noninterest income increasing by 17.9%, while noninterest expense increased at a slightly lower rate of 14.0%. The mortgage origination segment’s total loan origination volume increased 28.8% between 2015 and 2014, while income before income taxes during 2015 increased 284.0%, compared with 2014. Income before income taxes during 2015 increased at a greater rate than loan origination volume compared with 2014, primarily due to noninterest income increasing by 30.7%, compared with an increase in noninterest expense of 24.9%.

Noninterest income was $704.1 million, $597.2 million and $456.8 million during 2016, 2015 and 2014, respectively, and was comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net gains from sale of loans	$577,003	$491,532	$370,384	$85,471	$121,148
Mortgage loan origination fees	96,267	77,708	63,011	18,559	14,697
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	13,357	13,796	14,349	(439)	(553)
Mortgage servicing rights asset	(6,277)	(5,424)	(4,304)	(853)	(1,120)
Servicing fees	23,776	19,551	13,336	4,225	6,215
	$704,126	$597,163	$456,776	$106,963	$140,387

Net gains from sale of loans and mortgage origination fees increased 17.4% and 23.9% during 2016, respectively, compared with 2015, while net gains from sale of loans and mortgage origination fees increased 32.7% and 23.3% during 2015, respectively, compared with 2014. The increases in net gains from sale of loans were primarily a result of increases in total loan sales volume of 15.4% and 29.2% during 2016 and 2015, respectively, as well as slight increases in average loan sales margin, compared with 2015 and 2014, respectively. The increase in mortgage loan origination fees during 2016 was a result of an increase in total loan origination volume and average loan origination fees, compared with 2015. The increase in mortgage loan origination fees during 2015 was a result of an increase in total loan origination volume, partially offset by a decrease in average loan origination fees, compared with 2014.

Noninterest income included increases of $13.4 million, $13.8 million and $14.3 million during 2016, 2015 and 2014, respectively, in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. These increases were primarily a result of increases in the volume of IRLCs and mortgage loans held during these periods, in addition to increases in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During 2016, 2015 and 2014, the mortgage origination segment retained servicing on approximately 16%, 18% and 31% of loans sold, respectively. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $63.3 million on $5.6 billion of serviced loan volume at December 31, 2016, compared with a value of $53.5 million on $5.2 billion of serviced loan volume at December 31, 2015. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. During the third quarter of 2014, the mortgage origination segment began using derivative financial instruments, including various combinations of interest rate swaps, swaptions, forward commitments to sell mortgage-backed securities, and U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $6.3 million, $5.4 million and $4.3 million during 2016, 2015 and 2014, respectively. These net losses were offset by net servicing income of $10.2 million, $8.9 million and $6.6 million during 2016, 2015 and 2014, respectively. In May 2016 and July 2014, the mortgage origination segment sold MSR assets of $7.6 million and $11.4 million, respectively, which represented $917.4 million and $1.0 billion, respectively, of its serviced loan volume at the time.

Noninterest expenses were $614.7 million, $539.3 million and $431.8 million during 2016, 2015 and 2014, respectively, and were comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Variable compensation	$266,373	$228,590	$164,394	$37,783	$64,196
Segment operating costs	299,733	263,049	226,721	36,684	36,328
Lender paid closing costs	35,061	37,010	33,947	(1,949)	3,063
Servicing expense	13,574	10,608	6,758	2,966	3,850
	$614,741	$539,257	$431,820	$75,484	$107,437

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Variable compensation increased $37.8 million during 2016, compared with 2015, and comprised 61.5% and 62.2% of the total employees’ compensation and benefits expenses during 2016 and 2015, respectively. Variable compensation increased $64.2 million during 2015, compared with 2014, and comprised 57.8% of the total employees’ compensation and benefits expenses during 2014. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria, including financial operating results, may alter this trend.

While total loan origination volumes increased 15.8% during 2016, compared with 2015, the mortgage origination segment’s operating costs increased 13.9%. The largest increases in segment operating costs during 2016, compared with 2015, were increases in non-variable salaries and benefits totaling $27.3 million. These increases were primarily the result of increases in headcount related to loan processing, loan fulfillment and technology functions. The increases in loan processing and fulfillment headcount levels were initiated during 2015 primarily to address growth in loan origination volume that began in 2014 and to address the implementation of TRID. Additional increases in segment operating costs during 2016, compared with 2015, were primarily increases in costs associated with loan servicing, an increase in mortgage branch locations, business development and administrative activities. During 2015, compared with 2014, segment operating costs increased 16.0%, while total loan origination volumes increased 28.8%. Non-variable salaries and benefits increased $18.9 million during 2015, compared with 2014, primarily as a result of headcount increases previously discussed. Additional increases in segment operating costs during 2015, compared with 2014, were primarily increases in costs associated with loan servicing, business development, an increase in mortgage branch locations, technology initiatives and administrative activities. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

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

Between January 1, 2007 and December 31, 2016, the mortgage origination segment sold mortgage loans totaling $89.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2007, it does not anticipate experiencing significant losses in the future on loans originated prior to 2007 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2007 and December 31, 2016 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$213,281	0.24%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	255,670	0.29%	25,535	0.03%
	$468,951	0.53%	$25,535	0.03%

(1)	Losses incurred include refunded purchased servicing rights.

At December 31, 2016 and 2015, the mortgage origination segment’s indemnification liability reserve totaled $18.2 million and $16.6 million, respectively. The related provision for indemnification losses was $4.6 million, $4.0 million, and $3.1 million during 2016, 2015 and 2014, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $21.4 million, $15.7 million and $25.7 million during 2016, 2015 and 2014, respectively.

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

The insurance segment periodically reviews the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes resulting in filings to adjust rates as deemed necessary. The benefit of these rate actions are not fully realized until all customers are subject to the new rates, which typically occurs one year from the date of rate change implementation. Concurrently, business concentrations are reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. We have historically utilized rate actions to reduce the rate of premium growth for targeted areas when compared with the patterns exhibited in prior quarters and years and reduce the insurance segment’s exposure to volatile weather in these areas, but competition and customer response to rate increases has negatively impacted customer retention and new business. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

While the insurance segment had positive earnings during each of 2016, 2015 and 2014, the changes experienced in operating results between periods were primarily a result of changes in claims loss experience associated with the general severity of severe weather-related events, and declines in net insurance premiums written and earned. Based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2016 totaled $44.0 million through December 31, 2016, with a net loss, after reinsurance, of $34.0 million during 2016. During 2015, and based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2015 totaled $35.3 million through December 31, 2015, with a net loss, after reinsurance, of $26.2 million during 2015. During 2014, and based on our estimates of the ultimate losses, claims associated with severe weather-related events totaled $21.7 million through December 31, 2014, with a net loss, after reinsurance, of $19.9 million during 2014.

The insurance segment’s operations resulted in combined ratios of 90.9% during 2016, compared with 94.9% and 89.3% during 2015 and 2014, respectively. The decrease in the combined ratio during 2016, compared with 2015, was primarily due to the benefit of the current reinsurance structure that has limited the insurance segment’s retention of claims losses associated with sub-catastrophic weather-related events experienced through December 31, 2016. Additionally, premiums earned decreasing at a lower rate than loss and LAE expense also contributed to the decline in the combined ratio during

2016, compared with 2015. The increase in the combined ratio during 2015, compared with 2014, was primarily driven by the effects of a decrease in net insurance premiums earned, an increase in frequency and severity of severe weather events in our geographic coverage area, an increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years, and additional costs associated with sales, marketing and corporate organizational initiatives. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $164.8 million, $171.2 million and $173.6 million during 2016, 2015 and 2014, respectively, included net insurance premiums earned of $155.5 million, $162.1 million and $164.5 million, respectively. The decreases in net insurance premiums earned during 2016 and 2015, compared with 2015 and 2014, respectively, were primarily due to the effect of decreases in net insurance premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Direct Insurance Premiums Written:
Homeowners	$64,816	$72,939	$76,250	$(8,123)	$(3,311)
Fire	46,792	52,167	54,375	(5,375)	(2,208)
Mobile Home	37,953	38,161	37,611	(208)	550
Commercial	3,225	3,536	3,973	(311)	(437)
Other	184	222	255	(38)	(33)
	$152,970	$167,025	$172,464	$(14,055)	$(5,439)

The total direct insurance premiums written for our three largest insurance product lines decreased by $13.7 million during 2016, compared with 2015, and $5.0 million during 2015, compared with 2014, due to the continued effects of efforts to reduce concentrations both geographically and within specific product lines, agent management initiatives and competitive pressure, partially offset by increased premium rates.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net Insurance Premiums Earned:
Homeowners	$65,907	$70,781	$72,739	$(4,874)	$(1,958)
Fire	47,580	50,623	51,871	(3,043)	(1,248)
Mobile Home	38,592	37,032	35,880	1,560	1,152
Commercial	3,279	3,431	3,790	(152)	(359)
Other	187	215	244	(28)	(29)
	$155,545	$162,082	$164,524	$(6,537)	$(2,442)

Net insurance premiums earned during 2016 and 2015 decreased, compared to 2015 and 2014, respectively, primarily due to the decreases in net insurance premiums written during each respective period. The decreases in net insurance premiums earned reflects the effects of the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events, slightly offset by the benefit of the current reinsurance structure.

Noninterest expenses of $146.6 million, $158.7 million and $151.5 million during 2016, 2015 and 2014, respectively, included both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during 2016 was $89.2 million, compared to $99.1 million and $94.4 million during 2015 and 2014, respectively, resulting in loss and LAE ratios during 2016, 2015 and 2014 of 57.4%, 61.1% and 57.4%, respectively. The lower claims loss experience during 2016, compared with 2015, was primarily driven by the benefit of the current reinsurance structure previously discussed, the effects of premiums earned decreasing at a lower rate than loss and LAE expense, and the decrease in claims loss reserves associated with prior period adverse development of $6.1 million. The increase in the loss and LAE ratio during 2015, compared with 2014, was primarily due to the effects of net insurance premiums earned being relatively flat, the increase in frequency and severity of severe weather events in our geographic coverage area and the increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

The insurance segment seeks to generate underwriting profitability. Management evaluates NLC’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios. The non-catastrophic loss ratio excludes Property Claims Services events that exceed $1.0 million of losses to NLC. Catastrophic events, including those that do not exceed our reinsurance retention, affect insurance segment loss ratios. During 2016, catastrophic events that did not exceed reinsurance retention accounted for $34.0 million of the total loss and LAE, as compared to $26.2 million and $19.9 million during 2015 and 2014, respectively. The inclusion of catastrophic events increased insurance segment combined ratios by 21.9%, 16.2% and 14.1% during 2016, 2015 and 2014, respectively.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Year Ended December 31,			Variance
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Amortization of deferred policy acquisition costs	$38,502	$40,258	$41,609	$(1,756)	$(1,351)
Other underwriting expenses	16,998	17,609	13,823	(611)	3,786
Total	55,500	57,867	55,432	(2,367)	2,435
Agency expenses	(3,460)	(3,128)	(3,023)	(332)	(105)
Total less agency expenses	$52,040	$54,739	$52,409	$(2,699)	$2,330
Net insurance premiums earned	$155,545	$162,082	$164,524	$(6,537)	$(2,442)
Expense ratio	33.5%	33.8%	31.9%	(0.3)%	1.9%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned was $0.4 million, $0.4 million and $5.2 million during 2016, 2015 and 2014, respectively. On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share (the “SWS Warrant”). The aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note receivable from SWS. Consequently, recurring quarterly investment and interest income of $1.6 million were no longer recognized beginning in the fourth calendar quarter of 2014. Investment and interest income during 2016 and 2015 included $0.2 million and $0.3 million, respectively, of intercompany interest earned on note receivables held with First Southwest and Securities Holdings that were paid off in January 2016 and March 2016, respectively.

Interest expense was $7.6 million and $5.5 million during 2016 and 2015, respectively. On April 9, 2015, as previously discussed, Hilltop completed its offering of $150.0 million aggregate principal amount of Senior Notes and used the net proceeds of the offering to redeem all of its outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million. Consequently, recurring annual interest expense of $7.5 million is being incurred.

Noninterest income was $81.3 million and $6.0 million during 2015 and 2014, respectively. Noninterest income during 2016 was nominal, while noninterest income during 2015 represented the recognition of a bargain purchase gain related to the SWS Merger. Included in the bargain purchase gain was a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount was based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual Section 382 limitation on their usage because of the ownership change.

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

Noninterest expenses of $29.9 million, $31.9 million and $13.9 million during 2016, 2015 and 2014, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs.  During 2016, compared with 2015, noninterest expenses included a year-over-year decrease in transaction and integration-related costs directly attributable to the SWS Merger, partially offet by increases in employees’ compensation and benefits costs of $2.3 million associated with increases in headcount and incentive compensation costs, as well as other professional fees. During 2015, compared with 2014, noninterest expenses included year-over-year increases in employees’ compensation and benefits costs of $3.4 million associated with increases in headcount and incentive compensation costs, as well as transaction and integration-related costs directly attributable to the SWS Merger. During 2016, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $7.4 million, compared with pre-tax transaction costs related to the SWS Merger of $12.9 million and pre-tax integration-related costs associated with professional fees of $0.5 million during 2015 and pre-tax transaction costs related to the SWS Merger of $1.4 million during 2014.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2016 as compared to December 31, 2015 and 2014.

Securities Portfolio

At December 31, 2016, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2016	2015	2014
Trading securities, at fair value
U.S. Treasury securities	$5,940	$20,481	$—
U.S. government agencies:
Bonds	36,303	36,244	—
Residential mortgage-backed securities	2,539	12,505	5,126
Commercial mortgage-backed securities	15,171	19,280	19,932
Collateralized mortgage obligations	5,607	264	—
Corporate debt securities	60,699	34,735	4
States and political subdivisions	89,946	58,588	40,616
Unit investment trusts	41,409	18,400	—
Private-label securitized product	4,292	12,324	—
Other	3,628	1,325	39
	265,534	214,146	65,717
Securities available for sale, at fair value
U.S. Treasury securities	31,801	44,603	19,613
U.S. government agencies:
Bonds	122,652	296,636	516,241
Residential mortgage-backed securities	133,138	35,853	41,843
Commercial mortgage-backed securities	8,715	9,207	11,055
Collateralized mortgage obligations	114,702	52,701	87,124
Corporate debt securities	79,129	97,950	98,472
States and political subdivisions	87,515	118,725	136,785
Commercial mortgage-backed securities	515	531	640
Equity securities	19,840	17,500	13,762
	598,007	673,706	925,535
Securities held to maturity, at amortized cost
U.S. Treasury securities	—	25,146	25,008
U.S. government agencies:
Bonds	40,513	69,379	—
Residential mortgage-backed securities	19,606	23,735	29,782
Commercial mortgage-backed securities	31,767	18,658	—
Collateralized mortgage obligations	217,954	167,541	57,328
States and political subdivisions	41,991	27,563	6,091
	351,831	332,022	118,209
Total securities portfolio	$1,215,372	$1,219,874	$1,109,461

We had a net unrealized loss of $0.2 million related to the available for sale investment portfolio at December 31, 2016, compared with net unrealized gains of $3.7 million and $0.8 million at December 31, 2015 and 2014, respectively.

Our net unrealized losses associated with the securities held to maturity portfolio were $6.7 million and $0.6 million at December 31, 2016 and 2015, respectively, compared with a net unrealized gain of $0.1 million at December 31, 2014.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2016, the banking segment’s securities portfolio of $844.0 million was comprised of trading securities of $15.7 million, available for sale securities of $476.4 million and held to maturity securities of $351.8 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. The securities portfolio of the Hilltop Broker-Dealers included trading securities of $249.8 million at December 31, 2016. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $153.9 million at December 31, 2016.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2016, the insurance segment’s securities portfolio was comprised of $121.5 million in available for sale securities and $5.0 million of other investments included in other assets within the consolidated balance sheet.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2016. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$17,545	$9,201	$4,955	$—	$31,701
Fair value	$17,533	$9,179	$5,089	$—	$31,801
Weighted average yield	0.01%	0.01%	0.03%	—	0.01%
U.S. government agencies:
Bonds:
Amortized cost	$94,640	$14,975	$36,237	$16,499	$162,351
Fair value	$94,677	$14,908	$36,355	$15,938	$161,878
Weighted average yield	0.01%	0.02%	0.02%	0.02%	0.01%
Residential mortgage-backed securities:
Amortized cost	$—	$643	$335	$153,999	$154,977
Fair value	$—	$674	$367	$151,710	$152,751
Weighted average yield	—%	0.03%	0.05%	0.02%	0.02%
Commercial mortgage-backed securities:
Amortized cost	$—	$—	$35,552	$4,986	$40,538
Fair value	$—	$—	$34,914	$5,077	$39,991
Weighted average yield	—	—%	0.03%	0.03%	0.03%
Collateralized mortgage obligations:
Amortized cost	$—	$10,260	$10,329	$315,244	$335,833
Fair value	$—	$10,112	$10,223	$309,077	$329,412
Weighted average yield	—	0.02%	0.02%	0.02%	0.02%
Corporate debt securities:
Amortized cost	$6,734	$25,575	$43,639	$918	$76,866
Fair value	$6,928	$26,529	$44,695	$977	$79,129
Weighted average yield	0.06%	0.04%	0.03%	0.06%	0.04%
States and political subdivisions:
Amortized cost	$816	$3,424	$15,227	$108,877	$128,344
Fair value	$816	$3,416	$15,333	$108,213	$127,778
Weighted average yield	0.02%	0.02%	0.02%	0.03%	0.02%
Commercial mortgage-backed securities:
Amortized cost	$—	$—	$—	$499	$499
Fair value	$—	$—	$—	$515	$515
Weighted average yield	—	—	—	0.06%	0.06%
Total securities portfolio:
Amortized cost	$119,735	$64,078	$146,274	$601,022	$931,109
Fair value	$119,954	$64,818	$146,976	$591,507	$923,255
Weighted average yield	0.01%	0.03%	0.03%	0.02%	0.02%

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

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,687,781	$8,672	$1,696,453
Real estate	2,777,768	38,999	2,816,767
Construction and land development	783,383	3,467	786,850
Consumer	41,058	294	41,352
Broker-dealer	502,077	—	502,077
Non-covered loans, gross	5,792,067	51,432	5,843,499
Allowance for loan losses	(51,089)	(3,097)	(54,186)
Non-covered loans, net of allowance	$5,740,978	$48,335	$5,789,313

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,539,455	$13,350	$1,552,805
Real estate	2,260,464	52,775	2,313,239
Construction and land development	700,206	5,150	705,356
Consumer	44,893	779	45,672
Broker-dealer	590,545	—	590,545
Non-covered loans, gross	5,135,563	72,054	5,207,617
Allowance for loan losses	(40,929)	(4,486)	(45,415)
Non-covered loans, net of allowance	$5,094,634	$67,568	$5,162,202

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,366,984	$13,442	$1,380,426
Real estate	1,670,684	24,151	1,694,835
Construction and land development	404,465	9,178	413,643
Consumer	51,009	2,138	53,147
Broker-dealer	378,425	—	378,425
Non-covered loans, gross	3,871,567	48,909	3,920,476
Allowance for loan losses	(31,722)	(5,319)	(37,041)
Non-covered loans, net of allowance	$3,839,845	$43,590	$3,883,435

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,318,737	$36,816	$1,355,553
Real estate	1,418,003	39,250	1,457,253
Construction and land development	344,734	19,817	364,551
Consumer	51,067	4,509	55,576
Broker-dealer	281,713	—	281,713
Non-covered loans, gross	3,414,254	100,392	3,514,646
Allowance for loan losses	(30,104)	(3,137)	(33,241)
Non-covered loans, net of allowance	$3,384,150	$97,255	$3,481,405

	Loans, excluding	PCI	Total
December 31, 2012	PCI Loans	Loans	Loans
Commercial and industrial	$1,311,822	$71,386	$1,383,208
Real estate	1,122,667	62,247	1,184,914
Construction and land development	247,413	33,070	280,483
Consumer	26,629	77	26,706
Broker-dealer	277,085	—	277,085
Non-covered loans, gross	2,985,616	166,780	3,152,396
Allowance for loan losses	(3,409)	—	(3,409)
Non-covered loans, net of allowance	$2,982,207	$166,780	$3,148,987

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s loan portfolio consists of the non-covered loan portfolio and the covered loan portfolio. The covered loan portfolio consists of loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC and is discussed under the heading “—  Covered Loan Portfolio” below. The non-covered loan portfolio includes all other loans held by the Bank and is discussed herein.

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $6.9 billion, $5.9 billion and $4.7 billion at December 31, 2016, 2015 and 2014, respectively. The banking segment’s non-covered loan portfolio includes a warehouse line of credit extended to PrimeLending, of which $1.6 billion, $1.4 billion and $1.2 billion was drawn at December 31, 2016, 2015 and 2014, respectively. During 2016, the commitment under this warehouse line of credit ranged from $1.5 billion to $1.9 billion to address seasonal fluctuations in loan origination volumes, and was $1.8 billion at December 31, 2016, Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At December 31, 2016, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 33.4%, 14.8% and 13.5%, respectively, of the banking segment’s total non-covered loans at December 31, 2016. The banking segment’s non-covered loan concentrations were within regulatory guidelines at December 31, 2016.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $501.9 million, $590.3 million and $378.3 million at December 31, 2016, 2015 and 2014, respectively. The decrease during 2016, compared to 2015, was primarily attributable to decreases of $81.2 million in borrowings in margin accounts and $6.3 million in receivables from customers. The increase during 2015, compared to 2014, was primarily attributable to the inclusion of the assets acquired in the SWS Merger.

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

	December 31,
	2016	2015	2014
Loans held for sale:
Unpaid principal balance	$1,706,383	$1,410,445	$1,218,792
Fair value adjustment	42,115	50,390	53,360
	$1,748,498	$1,460,835	$1,272,152
IRLCs:
Unpaid principal balance	$944,550	$944,942	$621,216
Fair value adjustment	23,269	23,762	17,057
	$967,819	$968,704	$638,273

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2016, 2015 and 2014 were $2.1 billion, $2.0 billion and $1.5 billion, respectively, while the related estimated fair values were $8.5 million, ($1.2) million and $(11.1) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of December 31, 2016, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank expects that it will record amortization associated with its FDIC Indemnification Asset during periods beginning in 2017. As of December 31, 2016, the Bank had billed $151.1 million of covered net losses to the FDIC, of which 80%, or $120.9 million, were reimbursable under the loss-share agreements. As of December 31, 2016, the Bank had received aggregate reimbursements of $120.9 million from the FDIC. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $14.2 million at December 31, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank will be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,185	$1,512	$2,697
Real estate	117,431	127,038	244,469
Construction and land development	3,757	5,204	8,961
Covered loans, gross	122,373	133,754	256,127
Allowance for loan losses	(69)	(344)	(413)
Covered loans, net of allowance	$122,304	$133,410	$255,714

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,294	$7,507	$8,801
Real estate	147,502	193,546	341,048
Construction and land development	9,524	20,921	30,445
Covered loans, gross	158,320	221,974	380,294
Allowance for loan losses	(32)	(1,500)	(1,532)
Covered loans, net of allowance	$158,288	$220,474	$378,762

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$10,345	$20,435	$30,780
Real estate	183,886	368,964	552,850
Construction and land development	13,021	45,989	59,010
Covered loans, gross	207,252	435,388	642,640
Allowance for loan losses	(77)	(4,534)	(4,611)
Covered loans, net of allowance	$207,175	$430,854	$638,029

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$28,533	$38,410	$66,943
Real estate	223,304	564,678	787,982
Construction and land development	25,376	126,068	151,444
Covered loans, gross	277,213	729,156	1,006,369
Allowance for loan losses	(179)	(882)	(1,061)
Covered loans, net of allowance	$277,034	$728,274	$1,005,308

At December 31, 2016, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 67.3% and 28.2%, respectively, of the banking segment’s total covered loans at December 31, 2016. The banking segment’s covered loan concentrations were within regulatory guidelines at December 31, 2016.

Loan Portfolio Maturities

Banking Segment

The following table provides information regarding the maturities of the banking segment’s non-covered and covered commercial and real estate loans held for investment, net of unearned income (in thousands).

	December 31, 2016
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Commercial and industrial	$2,836,628	$410,450	$103,779	$3,350,857
Real estate (including construction and land development)	1,033,954	1,716,317	1,108,800	3,859,071
Total	$3,870,582	$2,126,767	$1,212,579	$7,209,928

Fixed rate loans	$2,809,207	$1,407,289	$912,517	$5,129,013
Floating rate loans	1,061,375	719,478	300,062	2,080,915
Total	$3,870,582	$2,126,767	$1,212,579	$7,209,928

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $40.6 million, $12.7 million and $16.9 million during 2016, 2015 and 2014, respectively. The significant increase in the provision for loan losses during 2016, compared with 2015, was primarily the result of the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016.

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at December 31, 2016, additional provisions for losses on existing loans may be necessary in the future.

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

	Year Ended December 31,				Month Ended
Non-Covered Portfolio	2016	2015	2014	2013	December 31, 2012
Balance, beginning of period	$45,415	$37,041	$33,241	$3,409	$—
Provisions charged to operations	41,741	12,173	7,747	36,093	3,800
Recoveries of non-covered loans previously charged off:
Commercial and industrial	1,931	3,558	2,943	3,439	—
Real estate	395	520	218	282	—
Construction and land development	—	—	185	265	—
Consumer	123	127	105	61	—
Broker-dealer	—	123	1	—	—
Total recoveries	2,449	4,328	3,452	4,047	—
Non-covered loans charged off:
Commercial and industrial	33,776	7,144	6,926	9,359	391
Real estate	1,439	605	114	209	—
Construction and land development	—	—	—	524	—
Consumer	203	378	359	216	—
Broker-dealer	1	—	—	—	—
Total charge-offs	35,419	8,127	7,399	10,308	391
Net charge-offs	(32,970)	(3,799)	(3,947)	(6,261)	(391)
Balance, end of year	$54,186	$45,415	$37,041	$33,241	$3,409
Non-covered allowance for loan losses as a percentage of gross non-covered loans	0.93%	0.87%	0.94%	0.95%	0.11%

	Year Ended December 31,
Covered Portfolio	2016	2015	2014	2013
Balance, beginning of year	$1,532	$4,611	$1,061	$—
Provisions charged to (recapture from) operations	(1,121)	542	9,186	1,065
Recoveries of covered loans previously charged off:
Commercial and industrial	—	222	—	—
Real estate	17	120	—	—
Construction and land development	104	—	—	—
Total recoveries	121	342	—	—
Covered loans charged off:
Commercial and industrial	6	915	90	4
Real estate	62	2,869	5,399	—
Construction and land development	51	179	147	—
Total charge-offs	119	3,963	5,636	4
Net recoveries (charge-offs)	2	(3,621)	(5,636)	(4)
Balance, end of year	$413	$1,532	$4,611	$1,061
Covered allowance for loan losses as a percentage of gross covered loans	0.16%	0.40%	0.72%	0.11%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	December 31,
	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
		Non-		Non-		Non-		Non-		Non-
Non-		Covered		Covered		Covered		Covered		Covered
Covered Portfolio	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial and industrial	$21,369	29.03%	$19,845	29.82%	$18,833	35.21%	$16,717	38.57%	$1,715	43.88%
Real estate (including construction and land development)	32,238	61.67%	25,047	57.96%	17,581	53.78%	16,288	51.84%	1,559	46.48%
Consumer	424	0.71%	314	0.88%	461	1.36%	88	1.58%	5	0.85%
Broker-dealer	155	8.59%	209	11.34%	166	9.65%	148	8.01%	130	8.79%
Total	$54,186	100.00%	$45,415	100.00%	$37,041	100.00%	$33,241	100.00%	$3,409	100.00%

	December 31,
	2016		2015		2014		2013
		% of		% of		% of		% of
		Gross		Gross		Gross		Gross
		Covered		Covered		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial and industrial	$35	1.05%	$758	2.31%	$1,193	4.79%	$1,053	6.65%
Real estate (including construction and land development)	378	98.95%	774	97.69%	3,418	95.21%	8	93.35%
Total	$413	100.00%	$1,532	100.00%	$4,611	100.00%	$1,061	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had four credit relationships totaling $3.8 million of potential problem loans at December 31, 2016, compared with two credit relationships totaling $1.6 million of potential problem loans at December 31, 2015 and three credit relationships totaling $1.8 million of potential problem loans at December 31, 2014. Within our covered loan portfolio, we had one credit relationship totaling $0.5 million of potential problem loans at December 31, 2016, compared with one credit relationship totaling $0.5 million with potential problem loans at December 31, 2015 and no credit relationships with potential problem loans at December 31, 2014.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	December 31,
	2016	2015	2014	2013	2012
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$9,515	$17,764	$16,648	$16,730	$—
Real estate	13,932	7,160	4,707	6,511	1,756
Construction and land development	755	114	703	112	—
Consumer	244	7	—	—	—
Broker-dealer	—	—	—	—	—
	$24,446	$25,045	$22,058	$23,353	$1,756

Non-covered non-performing loans as a percentage of total non-covered loans	0.32%	0.37%	0.42%	0.51%	0.04%

Non-covered other real estate owned	$4,507	$394	$808	$4,805	$11,098

Other repossessed assets	$1,117	$—	$361	$13	$557

Non-covered non-performing assets	$30,070	$25,439	$23,227	$28,171	$13,411

Non-covered non-performing assets as a percentage of total assets	0.24%	0.21%	0.25%	0.32%	0.18%

Non-covered loans past due 90 days or more and still accruing	$47,486	$50,776	$19,237	$7,301	$3,563

Troubled debt restructurings included in accruing non-covered loans	$1,196	$1,418	$2,901	$1,055	$—

At December 31, 2016, total non-covered non-performing assets increased $4.7 million to $30.1 million, compared with $25.4 million at December 31, 2015. Total non-covered non-performing assets increased $2.2 million to $25.4 million, compared with $23.2 million at December 31, 2014. Non-covered non-performing loans totaled $24.4 million, $25.0 million and $22.1 million at December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $9.5 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at December 31, 2016 also included $13.9 million characterized as real estate loans, including five commercial real estate loan relationships totaling $11.0 million and $2.9 million in loans secured by residential real estate, $1.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.8 million. At December 31, 2015, non-covered non-accrual loans included 20 commercial and industrial relationships with loans of $17.4 million secured by accounts receivable, inventory, life insurance, livestock, and oil and gas, and a total of $0.3 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2015 also included $7.2 million characterized as real estate loans, including four commercial real estate loan relationships of $4.6 million and loans secured by residential real estate of $2.6 million, $1.6 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million. At December 31, 2014, non-covered non-accrual loans included twelve commercial and industrial relationships with loans of $15.0 million secured by accounts receivable, inventory, equipment and life insurance, and a total of $1.6 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2014 also included $4.7 million characterized as real estate loans, including two commercial real estate loan relationships of $0.4 million and loans secured by residential real estate of $1.3 million, $3.0 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million.

Non-covered OREO increased $4.1 million to $4.5 million at December 31, 2016, compared with $0.4 million at December 31, 2015. Changes in non-covered OREO included the addition of eight properties totaling $6.3 million and the disposal of six properties totaling $1.6 million. At December 31, 2016, non-covered OREO included commercial properties of $4.2 million and other real estate properties of $0.3 million. At December 31, 2015, non-covered OREO included commercial properties of $0.4 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $47.5 million, $50.8 million and $19.2 million at December 31, 2016, 2015 and 2014, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At December 31, 2016, troubled debt restructurings (“TDRs”) on non-covered loans totaled $6.4 million. These TDRs were comprised of $1.2 million of non-covered loans that were considered to be performing and non-covered non-performing loans of $5.2 million reported in non-accrual loans. At December 31, 2015, TDRs on non-covered loans totaled $9.3 million, of which $1.4 million related to non-covered loans that were considered to be performing and non-covered non-performing loans of $7.9 million reported in non-accrual loans. At December 31, 2014, TDRs on non-covered loans totaled $10.3 million, of which $2.9 million related to non-covered loans that were considered to be performing and non-covered non-performing loans of $7.4 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	December 31,
	2016	2015	2014	2013
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$52	$68	$1,325	$973
Real estate	3,765	2,958	31,869	249
Construction and land development	19	5,952	1,029	575
	$3,836	$8,978	$34,223	$1,797

Covered non-performing loans as a percentage of total covered loans	1.50%	2.36%	5.33%	0.18%

Covered other real estate owned:
Real estate - residential	$7,396	$17,718	$15,711	$11,634
Real estate - commercial	9,558	33,425	40,889	51,897
Construction and land development - residential	7,926	9,190	21,719	36,866
Construction and land development - commercial	26,762	38,757	58,626	42,436
	$51,642	$99,090	$136,945	$142,833

Other repossessed assets	$—	$—	$—	$—

Covered non-performing assets	$55,478	$108,068	$171,168	$144,630

Covered non-performing assets as a percentage of total assets	0.44%	0.91%	1.85%	1.62%

Covered loans past due 90 days or more and still accruing	$173	$—	$67	$—

Troubled debt restructurings included in accruing covered loans	$503	$515	$326	$—

At December 31, 2016, covered non-performing assets decreased by $52.6 million to $55.5 million, compared with $108.1 million at December 31, 2015, due to decreases in covered other real estate owned of $47.5 million and covered non-accrual loans of $5.1 million. At December 31, 2015, covered non-performing assets decreased by $63.1 million to $108.1 million, compared with $171.2 million at December 31, 2014, due to decreases in covered non-accrual loans of $25.3 million and covered other real estate owned of $37.8 million. Covered non-performing loans totaled $3.8 million, $9.0 million and $34.2 million at December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, covered non-performing loans included one commercial and industrial relationships of $0.1 million, three commercial real estate loan relationships of $0.7 million and 31 residential real estate loan relationships of $3.0 million. At December 31, 2015, covered non-performing loans included four commercial and industrial relationships with loans of $0.1 million secured by accounts receivable and inventory, two commercial real estate loan relationships of $0.4 million, 25 residential real estate loan relationships of $2.5 million, as well as construction and land development loans of $6.0 million. At December 31, 2014, covered non-performing loans included two commercial and industrial relationships with loans of $1.2 million secured by accounts receivable and inventory, four commercial real estate loan relationships of $30.8 million, nine residential real estate loan relationships of $1.1 million, as well as construction and land development loans of $1.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $47.5 million to $51.6 million at December 31, 2016, compared with $99.1 million at December 31, 2015. The decrease was primarily due to the disposal of 212 properties totaling $42.9 million and fair value valuation decreases of $18.5 million, partially offset by the addition of 124 properties totaling $13.9 million. Covered OREO decreased $37.8 million to $99.1 million at December

31, 2015, compared with $136.9 million at December 31, 2014. The decrease was primarily due to the disposal of 251 properties totaling $71.7 million and fair value valuation decreases of $16.6 million, partially offset by the addition of 150 properties totaling $50.5 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $0.2 million at December 31, 2016 and included one residential real estate loan and one commercial and industrial loan. There were no covered non-PCI loans past due 90 days or more and still accruing at December 31, 2015. Covered non-PCI loans past due 90 days or more and still accruing totaled $0.1 million at December 31, 2014 and included a secured commercial and industrial loan, a construction and land development loan, and a residential real estate loan.

At December 31, 2016, TDRs on covered loans totaled $1.4 million, of which $0.5 million related to covered loans that were considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans. At December 31, 2015, TDRs on covered loans totaled $1.5 million, of which $0.5 million related to covered loans that were considered to be performing and covered non-performing loans of $1.0 million included in non-accrual loans. At December 31, 2014, TDRs on covered loans totaled $0.7 million, of which $0.3 million related to covered loans that were considered to be performing and covered non-performing loans of $0.4 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At December 31, 2016, 2015 and 2014, our gross reserves for unpaid losses and LAE was $35.8 million, $44.4 million, and $29.7 million, respectively, including estimated recoveries from reinsurance of $9.4 million, $13.5 million and $4.3 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. We would consider reasonably likely changes in the key assumptions to have an impact on our best estimate by plus or minus 10%. At December 31, 2016, this equates to approximately plus or minus $2.6 million, or 1.6% of insurance segment equity, and 2.9% of calendar year 2016 insurance losses.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.1 billion during 2016, and was relatively consistent with average deposits of $7.0 billion during 2015 and an increase from average deposits of $6.4 million during 2014. The significant year-over-year increase in average deposits during 2015, compared with 2014, were primarily due to the assumption of deposits in the SWS Merger. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,241,561	0.00%	$2,187,336	0.00%	$1,862,277	0.00%
Interest-bearing demand deposits	3,185,006	0.14%	3,011,647	0.13%	2,249,527	0.22%
Savings deposits	301,877	0.15%	297,857	0.15%	304,774	0.19%
Time deposits	1,337,491	0.81%	1,494,573	0.74%	1,936,447	0.53%
	$7,065,935	0.22%	$6,991,413	0.22%	$6,353,025	0.25%

The maturity of consolidated interest-bearing time deposits of $100,000 or more at December 31, 2016 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$153,269
3 months to 6 months	157,955
6 months to 12 months	254,815
Over 12 months	331,750
$897,789

The banking segment experienced an increase of $125.8 million in interest-bearing time deposits of $100,000 or more at December 31, 2016, compared to December 31, 2015, primarily due to our strategic decision to offer more aggressive time deposit rate options. This change compares favorably to the decrease in interest-bearing time deposits of $100,000 or more at December 31, 2015, compared to December 31, 2014, of $186.2 million primarily due our strategic decisions to both not renew any “listing service” time deposits and offer lower renewal rates on certain time deposits acquired in the FNB Transaction to conform to the Bank’s interest rate structure. At December 31, 2016, there were $782.4 million in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	December 31,
	2016		2015		2014
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,417,289	0.65%	$947,373	0.56%	$762,696	0.32%
Notes payable	317,912	3.89%	238,716	3.93%	56,684	4.27%
Junior subordinated debentures	67,012	3.99%	67,012	3.58%	67,012	3.52%
	$1,802,213	1.57%	$1,253,101	1.38%	$886,392	0.88%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $469.9 million increase in short-term borrowings at December 31, 2016 compared with December 31, 2015 included an increase in borrowings of $428.2 million in our banking segment primarily associated with an increase in borrowings under the mortgage origination segment’s warehouse line of credit with the Bank and a net increase of $34.5 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. The $184.7 million increase in short-term borrowings at December 31, 2015 compared with December 31, 2014 was primarily due to an increase in borrowings of $167.4 million in our banking segment to fund an increase in borrowings under the mortgage origination segment’s warehouse line of credit with the Bank and an increase of $17.3 million in borrowings by the Hilltop Broker-Dealers to finance their activities. The increase in Hilltop Broker-Dealer borrowings was primarily due to the inclusion of the operations acquired in the SWS Merger. Notes payable at December 31, 2016 of $317.9 million was comprised of $148.3 million related to Senior Notes, net of loan origination fees, associated with our debt offering in April 2015, FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $102.6 million, insurance segment term notes of $50.5 million, and mortgage origination segment borrowings of $16.5 million. Notes payable at December 31, 2015 of $238.7 million was comprised of $148.2 million related to Senior Notes, net of loan origination fees, insurance segment term notes of $54.5 million, and FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $36.0 million. For the 2016 and 2015 periods above, the average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger. Notes payable at December 31, 2014 of $56.7 million was primarily comprised of insurance segment term notes of $52.5 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At December 31, 2016, Hilltop had $103.9 million in freely available cash and cash equivalents, an increase of $48.4 million from $55.5 million at December 31, 2015. This increase in available cash was primarily due to the net effects of Hilltop’s receipt of $87.8 million in dividends from PCC, a $20.0 million contribution of capital to Hilltop Securities, payment of $5.8 million in cash dividends declared during the fourth quarter of 2016, and payment of transaction-related costs associated with the SWS Merger and other general corporate expenses. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Program and Declaration

On October 27, 2016, we announced that, for the first time in our history, Hilltop’s board of directors authorized a dividend program and declared our first quarterly cash dividend of $0.06 per common share, or $5.8 million, paid on November 30, 2016. Then, on January 26, 2017, our board of directors declared a quarterly cash dividend of $0.06 per common share, payable on February 28, 2017 to all common stockholders of record as of the close of business on February 15, 2017.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Senior Notes due 2025

On April 9, 2015, we completed an offering of $150.0 million aggregate principal amount of our 5% senior notes due 2015 (“Senior Unregistered Notes”) in a private offering that was exempt from the registration requirements of the Securities Act. The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture, dated as of April 9, 2015 (the “indenture”), by and between Hilltop and U.S. Bank National Association, as trustee. The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. We used the net proceeds of the offering to redeem all of our outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and Hilltop utilized the remainder for general corporate purposes.

In connection with the issuance of the Senior Unregistered Notes, on April 9, 2015, we entered into a registration rights agreement with the initial purchasers of the Senior Unregistered Notes. Under the terms of the registration rights agreement, we agreed to offer to exchange the Senior Unregistered Notes for notes registered under the Securities Act (the “Senior Registered Notes”). The terms of the Senior Registered Notes are substantially identical to the Senior Unregistered Notes for which they were exchanged (including principal amount, interest rate, maturity and redemption rights), except that the Senior Registered Notes generally are not subject to transfer restrictions. On May 22, 2015, and subject to the terms and conditions set forth in the Senior Registered Notes prospectus, we commenced an offer to exchange the outstanding Senior Unregistered Notes for Senior Registered Notes. Substantially all of the Senior Unregistered Notes were tendered for exchange, and on June 22, 2015, we fulfilled all of the requirements of the registration rights agreement for the Senior Unregistered Notes by issuing Senior Registered Notes in exchange for the tendered Senior Unregistered Notes. We refer to the Senior Registered Notes and the Senior Unregistered Notes that remain outstanding collectively as the “Senior Notes.”

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

Stock Repurchase Program

During January 2017, our board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018. Pursuant to the stock respurchase program, we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of December 31, 2016, the Company had not repurchased any shares of its outstanding common stock under this stock repurchase program. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases will be funded from available cash balances. Any retired shares will be returned to our pool of authorized but unissued shares of common stock.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for five years and ten years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $14.2 million at December 31, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In January 2015, the comprehensive capital framework (“Basel III”) for U.S. banking organizations became effective for PlainsCapital and Hilltop for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019). Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of common equity Tier 1 capital and additional Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. We perform reviews of the classification and calculation of risk-weighted assets to ensure accuracy and compliance with the Basel III regulatory capital requirements. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted below, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of December 31, 2016, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2016, under guidance issued by the Board of Governors of the Federal Reserve System.

At December 31, 2016, Hilltop had a total capital to risk weighted assets ratio of 19.34%, Tier 1 capital to risk weighted assets ratio of 18.87%, common equity Tier 1 capital to risk weighted assets ratio of 18.30% and a Tier 1 capital to average assets, or leverage, ratio of 13.51%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At December 31, 2016, PlainsCapital had a total capital to risk weighted assets ratio of 15.38%, Tier 1 capital to risk weighted assets ratio of 14.64%, common equity Tier 1 capital to risk weighted assets ratio of 14.64%, and a Tier 1 capital to average assets, or leverage, ratio of 12.35%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

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

We had deposits of $7.1 billion at December 31, 2016, a slight increase of $111.1 million from $7.0 billion at December 31, 2015. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At December 31, 2016, money market deposits, including brokered deposits, were $1.8 billion; time deposits, including brokered deposits, were $1.2 billion; and noninterest bearing demand deposits were $2.2 billion. Money market deposits, including brokered deposits, increased by $117.3 million from $1.6 billion and time deposits, including brokered deposits, decreased $156.7 million from $1.4 billion at December 31, 2015.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 9.22% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.77% of the Bank’s total deposits at December 31, 2016. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2016, Hilltop Securities had credit arrangements with five unaffiliated banks of up to $700.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At December 31, 2016, Hilltop Securities had borrowed $135.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. During 2016, this warehouse line of credit’s commitment ranged from $1.5 billion to $1.9 billion to address seasonal fluctuations in loan origination volumes. At December 31, 2016, PrimeLending had outstanding borrowings of $1.6 billion against the warehouse line of credit commitment of $1.8 billion. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million, of which no borrowings were outstanding at December 31, 2016.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”). Ventures Management is the managing member and owns 51% of the membership interest in both PrimeLending Ventures, LLC (“Ventures”) and Mutual of Omaha Mortgage, LLC (“Mutual”). Ventures has available lines of credit with each of the Bank and Wells Fargo Bank, N.A. (“Wells Fargo”) of up to $20.0 million. At December 31, 2016, Ventures had $6.0 million and $16.5 million in borrowings under its Bank warehouse line of credit and its Wells Fargo line of credit, respectively. Mutual has available warehouse lines of credit with the Bank and Comerica Bank (“Comerica”) of up to $10.0 million and $20.0 million, respectively. At December 31, 2016, Mutual had $1.8 million in borrowings under its Bank warehouse line of credit and no outstanding borrowings on its Comerica line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $224.3 million, or 90.0%, equity investments of $19.8 million and other investments of $5.0 million comprised NLC’s $249.1 million in total cash and investments at December 31, 2016. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2016 (in thousands). Our reserve for losses and LAE does not have a contractual maturity date. However, based on historical payment patterns, the amounts presented are management’s estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. NLC maintains a portfolio of investments with varying maturities to provide adequate cash flows for such payments. Payments related to leases are based on actual payments specified in the underlying contracts. Payments related to short-term borrowings and long-term debt obligations include the estimated contractual interest payments under the respective agreements.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Reserve for losses and LAE	$24,648	$9,959	$1,111	$108	$35,826
Short-term borrowings	1,426,130	—	—	—	1,426,130
Long-term debt obligations	113,460	40,709	29,607	366,320	550,096
Capital lease obligations	1,129	2,354	2,411	5,914	11,808
Operating lease obligations	34,800	56,623	34,049	41,357	166,829
FDIC loss-share obligation (1)	—	—	—	14,225	14,225
Total	$1,600,167	$109,645	$67,178	$427,924	$2,204,914

(1)

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded the noted “true-up” payment accrual at December 31, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.8 billion at December 31, 2016 and outstanding financial and performance standby letters of credit of $34.8 million at December 31, 2016.

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

FDIC Indemnification Asset

The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and the accretion rate is adjusted for changes in the timing of cash flows expected to be collected from the FDIC. Cumulative net losses over the life of the loss-share agreements of less than $240.4 million will reduce the value of the FDIC Indemnification Asset. Any amortization of changes in value of the FDIC Indemnification Asset is limited to the contractual terms of the loss-share agreements. Changes to the FDIC Indemnification Asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the consolidated statements of operations over the life of the loss-share agreements.

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

As of January 1, 2017, we adopted the provisions of ASU 2017-04 which removes Step 2 from the goodwill impairment test and eliminates the determination of goodwill impairment through calculation of the implied fair value when the carrying amount of a reporting unit exceeds its fair value.

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

At December 31, 2016, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, was $386.0 million, and was comprised of $252.0 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	December 31, 2016
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,588,458	$649,218	$934,671	$324,303	$700,186	$7,196,836
Securities	134,848	122,895	177,574	73,509	414,937	923,763
Federal funds sold and securities purchased under agreements to resell	21,407	—	—	—	—	21,407
Other interest sensitive assets	379,040	—	—	—	—	379,040
Total interest sensitive assets	5,123,753	772,113	1,112,245	397,812	1,115,123	8,521,046

Interest sensitive liabilities:
Interest bearing checking	$3,113,919	$—	$—	$—	$—	$3,113,919
Savings	279,911	—	—	—	—	279,911
Time deposits	304,087	518,131	304,023	56,577	12,431	1,195,249
Notes payable and other borrowings	1,243,440	80,999	16,880	3,893	7,198	1,352,410
Total interest sensitive liabilities	4,941,357	599,130	320,903	60,470	19,629	5,941,489

Interest sensitivity gap	$182,396	$172,983	$791,342	$337,342	$1,095,494	$2,579,557

Cumulative interest sensitivity gap	$182,396	$355,379	$1,146,721	$1,484,063	$2,579,557

Percentage of cumulative gap to total interest sensitive assets	2.14%	4.17%	13.46%	17.42%	30.27%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2016 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$36,278	11.56%	$142,064	8.15%
+200	$20,427	6.51%	$105,903	6.08%
+100	$3,296	1.05%	$55,680	3.20%
-50	$680	0.22%	$(63,225)	(3.63)%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2016 were in compliance with established internal policy guidelines. These projected changes are modeled based on numerous assumptions including parallel instantaneous changes in rates and a static balance sheet as of the end of the period. These assumptions are subject to inherent uncertainties and, consequently, the simulation analysis cannot precisely predict net interest income or the impact of fluctuating market interest rates on net interest income.  The timing, magnitude and frequency of interest rate changes, as well as changes in market and credit conditions and the application and timing of various management strategies, may lead to actual results that differ materially from the projections shown above. Accordingly, undue reliance should not be placed on the simulation models and projected results.

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

We have expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of retained MSR. One of the principal risks associated with MSR is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including interest rate swaps and swaptions, U.S. Treasury bond futures and options, and forward MBS commitments, as a means to mitigate market risk associated with MSR assets. No hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and, correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our Co-Principal Executive Officers and Principal Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, management concluded that, at December 31, 2016, our internal control over financial reporting is effective.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Comprehensive Income	F-5
	Consolidated Statements of Stockholders’ Equity	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedules.

	Schedule I - Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance	F-83
All other financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements.

3.	Exhibits. See the Exhibit Index following the signature page hereto.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: February 16, 2017	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Co-Chief Executive Officer and Director	February 16, 2017
Jeremy B. Ford	(Co-Principal Executive Officer)

/s/ Alan B. White	Co-Chief Executive Officer and Director	February 16, 2017
Alan B. White	(Co-Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 16, 2017
William B. Furr	(Principal Financial Officer)

/s/ John A. Martin	Chief Accounting Officer	February 16, 2017
John A. Martin	(Principal Accounting Officer)

Director
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	February 16, 2017
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	February 16, 2017
Tracy A. Bolt

/s/ W. Joris Brinkerhoff	Director	February 16, 2017
W. Joris Brinkerhoff

/s/ J. Taylor Crandall	Director	February 16, 2017
J. Taylor Crandall

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	February 16, 2017
Charles R. Cummings

/s/ Hill A. Feinberg	Director	February 16, 2017
Hill A. Feinberg

/s/ Gerald J. Ford	Director	February 16, 2017
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 16, 2017
J. Markham Green

/s/ William T. Hill, Jr.	Director	February 16, 2017
William T. Hill, Jr.

/s/ James R. Huffines	Director	February 16, 2017
James R. Huffines

Director
Lee Lewis

Director
Andrew J. Littlefair

Director
W. Robert Nichols, III

/s/ C. Clifton Robinson	Director	February 16, 2017
C. Clifton Robinson

Director
Kenneth D. Russell

Director
A. Haag Sherman

/s/ Robert Taylor, Jr.	Director	February 16, 2017
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 16, 2017
Carl B. Webb

Exhibit Number	Description of Exhibit

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

10.1.2†

Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 6, 2013 (File No. 001-31987) and incorporated herein by reference).

10.1.3†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.1.4†

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.2†

Hilltop Holdings Inc. Annual Incentive Plan, effective September 20, 2012 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.3.1†

Retention Agreement, dated May 8, 2012, but effective as of November 30, 2012, by and among Alan B. White, Hilltop Holdings Inc. and PlainsCapital Corporation (f/k/a Meadow Corporation) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

10.3.2†

First Amendment to Retention Agreement and Assignment and Assumption Agreement by and among Hilltop Holdings Inc., PlainsCapital Corporation and Alan B. White, dated as of September 12, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 13, 2016 (File No. 001-31987) and incorporated herein by reference).

10.4.1†

Employment Agreement, dated as of December 4, 2014, by and between James R. Huffines and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2014 (File No. 001-31987) and incorporated herein by reference).

10.4.2†

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

10.6†	Compensation arrangement of Jeremy B. Ford (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015 (File No. 001-31987) and incorporated herein by reference).

10.7†	Compensation arrangement with Darren Parmenter (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015 (File No. 001-31987) and incorporated herein by reference).

10.8†

Employment Agreement, dated as of September 1, 2016, by and between William Furr and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on September 7, 2016 (File No. 001-31987) and incorporated herein by reference).

10.9.1†

Sublease, dated December 1, 2012, by and between Hunter’s Glen/Ford, LTD and Hilltop Holdings Inc. (filed as Exhibit 10.19 to the Registrant’s Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (File No. 001-31987) and incorporated herein by reference).

10.9.2†

First Amendment to Sublease, dated February 28, 2014, by and between Hunter’s Glen/Ford, LTD and Hilltop Holdings Inc. (filed as Exhibit 10.20 to the Registrant’s Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (File No. 001-31987) and incorporated herein by reference).

10.10

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

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 16, 2017

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Cash and due from banks	$669,357	$652,036
Federal funds sold	21,407	17,409
Securities purchased under agreements to resell	89,430	105,660
Assets segregated for regulatory purposes	180,993	158,613
Securities:
Trading, at fair value	265,534	214,146
Available for sale, at fair value (amortized cost of $598,198 and $670,003, respectively)	598,007	673,706
Held to maturity, at amortized cost (fair value of $345,088 and $331,468, respectively)	351,831	332,022
	1,215,372	1,219,874

Loans held for sale	1,795,463	1,533,678
Non-covered loans, net of unearned income	5,843,499	5,207,617
Allowance for non-covered loan losses	(54,186)	(45,415)
Non-covered loans, net	5,789,313	5,162,202

Covered loans, net of allowance of $413 and $1,532, respectively	255,714	378,762
Broker-dealer and clearing organization receivables	1,497,741	1,362,499
Premises and equipment, net	190,361	200,618
FDIC indemnification asset	71,313	91,648
Covered other real estate owned	51,642	99,090
Other assets	613,453	578,236
Goodwill	251,808	251,808
Other intangible assets, net	44,695	54,868
Total assets	$12,738,062	$11,867,001

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,199,483	$2,235,436
Interest-bearing	4,864,328	4,717,247
Total deposits	7,063,811	6,952,683

Broker-dealer and clearing organization payables	1,347,128	1,338,305
Short-term borrowings	1,417,289	947,373
Securities sold, not yet purchased, at fair value	153,889	130,044
Notes payable	317,912	238,716
Junior subordinated debentures	67,012	67,012
Other liabilities	496,501	454,743
Total liabilities	10,863,542	10,128,876
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 98,543,774 and 98,896,184 shares issued and outstanding, respectively	985	989
Additional paid-in capital	1,572,877	1,577,270
Accumulated other comprehensive income	485	2,629
Retained earnings	295,568	155,475
Deferred compensation employee stock trust, net	903	1,034
Employee stock trust (15,492 and 22,196 shares, at cost, respectively)	(309)	(443)
Total Hilltop stockholders' equity	1,870,509	1,736,954
Noncontrolling interests	4,011	1,171
Total stockholders' equity	1,874,520	1,738,125
Total liabilities and stockholders' equity	$12,738,062	$11,867,001

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Loans, including fees	$389,637	$390,359	$341,458
Securities borrowed	29,518	41,051	7,257
Securities:
Taxable	26,233	26,584	29,206
Tax-exempt	6,222	6,628	4,681
Other	4,344	5,216	6,167
Total interest income	455,954	469,838	388,769

Interest expense:
Deposits	15,843	15,523	15,742
Securities loaned	22,510	29,893	3,981
Short-term borrowings	5,803	4,574	2,214
Notes payable	10,849	8,143	2,532
Junior subordinated debentures	2,676	2,401	2,360
Other	742	721	799
Total interest expense	58,423	61,255	27,628

Net interest income	397,531	408,583	361,141
Provision for loan losses	40,620	12,715	16,933
Net interest income after provision for loan losses	356,911	395,868	344,208

Noninterest income:
Net realized gains on securities	—	4,403	—
Net gains from sale of loans and other mortgage production income	606,991	519,103	390,361
Mortgage loan origination fees	96,267	77,708	63,011
Securities commissions and fees	157,906	160,660	27,321
Investment and securities advisory fees and commissions	115,992	115,932	74,553
Net insurance premiums earned	155,545	162,082	164,524
Bargain purchase gain	—	81,289	—
Other	154,264	106,465	79,541
Total noninterest income	1,286,965	1,227,642	799,311

Noninterest expense:
Employees' compensation and benefits	834,113	765,887	490,706
Occupancy and equipment, net	109,418	119,653	101,697
Loss and loss adjustment expenses	89,243	99,066	94,429
Policy acquisition and other underwriting expenses	44,389	47,126	46,942
Other	335,308	308,284	231,579
Total noninterest expense	1,412,471	1,340,016	965,353

Income before income taxes	231,405	283,494	178,166
Income tax expense	83,461	70,915	65,608

Net income	147,944	212,579	112,558
Less: Net income attributable to noncontrolling interest	2,050	1,606	908

Income attributable to Hilltop	145,894	210,973	111,650
Dividends on preferred stock	—	1,854	5,703
Income applicable to Hilltop common stockholders	$145,894	$209,119	$105,947

Earnings per common share:
Basic	$1.48	$2.10	$1.18
Diluted	$1.48	$2.09	$1.17

Cash dividends declared per common share	$0.06	$—	$—

Weighted average share information:
Basic	98,404	99,074	89,710
Diluted	98,629	99,962	90,573

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$147,944	$212,579	$112,558
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $1,264, $2,761 and $22,268, respectively	(2,144)	4,792	40,090
Reclassification adjustment for gains included in net income, net of tax of $(1,589) and $(2,582), respectively	—	(2,814)	(4,576)
Comprehensive income	145,800	214,557	148,072
Less: comprehensive income attributable to noncontrolling interest	2,050	1,606	908

Comprehensive income applicable to Hilltop	$143,750	$212,951	$147,164

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$—	—	$—	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	111,650	—	—	—	111,650	908	112,558
Other comprehensive income	—	—	—	—	—	35,514	—	—	—	—	35,514	—	35,514
Issuance of common stock	—	—	—	—	3,001	—	—	—	—	—	3,001	—	3,001
Stock-based compensation expense	—	—	—	—	4,653	—	—	—	—	—	4,653	—	4,653
Common stock issued to board members	—	—	9	—	208	—	—	—	—	—	208	—	208
Issuance of common stock related to share-based awards, net	—	—	(3)	—	(12)	—	—	—	—	—	(12)	—	(12)
Dividends on preferred stock	—	—	—	—	(5,703)	—	—	—	—	—	(5,703)	—	(5,703)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(902)	(902)
Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	210,973	—	—	—	210,973	1,606	212,579
Other comprehensive income	—	—	—	—	—	1,978	—	—	—	—	1,978	—	1,978
Issuance of common stock	—	—	10,113	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	8,309	—	—	—	—	—	8,309	—	8,309
Common stock issued to board members	—	—	14	—	281	—	—	—	—	—	281	—	281
Issuance of common stock related to share-based awards, net	—	—	(22)	—	287	—	—	—	—	—	287	—	287
Dividends on preferred stock	—	—	—	—	—	—	(1,854)	—	—	—	(1,854)	—	(1,854)
Redemption of preferred stock	(114)	(114,068)	—	—	—	—	—	—	—	—	(114,068)	—	(114,068)
Repurchase of common stock	—	—	(1,391)	(14)	(22,327)	—	(7,687)	—	—	—	(30,028)	—	(30,028)
Deferred compensation plan	—	—	—	—	—	—	—	1,034	22	(443)	591	—	591
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,222)	(1,222)
Balance, December 31, 2015	—	$—	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	—	—	145,894	—	—	—	145,894	2,050	147,944
Other comprehensive loss	—	—	—	—	—	(2,144)	—	—	—	—	(2,144)	—	(2,144)
Issuance of common stock	—	—	538	5	4,134	—	—	—	—	—	4,139	—	4,139
Stock-based compensation expense	—	—	—	—	10,058	—	—	—	—	—	10,058	—	10,058
Common stock issued to board members	—	—	22	—	429	—	—	—	—	—	429	—	429
Issuance of common stock related to share-based awards, net	—	—	(96)	(1)	(2,746)	—	—	—	—	—	(2,747)	—	(2,747)
Retirement of common stock	—	—	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Dividends on common stock	—	—	—	—	—	—	(5,801)	—	—	—	(5,801)	—	(5,801)
Deferred compensation plan	—	—	—	—	—	—	—	(131)	(7)	134	3	—	3
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	790	790
Balance, December 31, 2016	—	$—	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$147,944	$212,579	$112,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	40,620	12,715	16,933
Depreciation, amortization and accretion, net	(49,765)	(83,360)	(83,279)
Net realized gains on securities	—	(4,403)	—
Bargain purchase gain	—	(81,289)	—
Net gain on investment in SWS common stock	—	—	(5,985)
Deferred income taxes	(9,690)	17,376	(22,782)
Other, net	16,564	7,995	19,000
Net change in securities purchased under agreements to resell	16,230	(60,919)	—
Net change in assets segregated for regulatory purposes	(22,380)	99,010	(76,011)
Net change in trading securities	(51,388)	117,639	(6,871)
Net change in broker-dealer and clearing organization receivables	(46,775)	73,344	(145,283)
Net change in FDIC indemnification asset	20,577	39,936	61,299
Net change in other assets	41,315	(59,142)	(32,842)
Net change in broker-dealer and clearing organization payables	(33,180)	(54,048)	214,755
Net change in other liabilities	11,752	(104,897)	59,283
Net change in securities sold, not yet purchased	23,845	129,996	48
Proceeds from sale of mortgage servicing rights asset	7,586	—	11,387
Net gains from sales of loans	(606,991)	(519,103)	(390,361)
Loans originated for sale	(16,026,911)	(13,871,473)	(10,839,905)
Proceeds from loans sold	16,337,299	14,163,781	11,016,636
Net cash provided by (used in) operating activities	(183,348)	35,737	(91,420)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	166,522	88,070	5,203
Proceeds from sales, maturities and principal reductions of securities available for sale	396,572	673,950	315,166
Purchases of securities held to maturity	(186,875)	(230,404)	(123,520)
Purchases of securities available for sale	(326,810)	(48,121)	(49,156)
Net change in loans	(555,040)	(150,605)	103,031
Purchases of premises and equipment and other assets	(41,941)	(31,270)	(43,186)
Proceeds from sales of premises and equipment and other real estate owned	73,032	110,922	69,400
Proceeds from redemption of bank owned life insurance	—	822	—
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(19,021)	(12,172)	(17,114)
Net cash from acquisition	—	41,097	—
Net cash provided by (used in) investing activities	(493,561)	442,289	259,824
Financing Activities
Net change in deposits	153,131	(601,386)	(518,417)
Net change in short-term borrowings	469,916	20,437	420,609
Proceeds from notes payable	296,993	150,078	3,000
Payments on notes payable	(217,630)	(42,571)	(2,643)
Redemption of preferred stock	—	(114,068)	—
Proceeds from issuance of common stock	4,139	—	—
Payments to repurchase common stock	—	(30,028)	—
Dividends paid on common stock	(5,801)	—	—
Dividends paid on preferred stock	—	(3,539)	(5,619)
Net cash distributed from (to) noncontrolling interest	790	(1,222)	(902)
Taxes paid on employee stock awards netting activity	(2,442)	(75)	—
Other, net	(868)	718	2,620
Net cash provided by (used in) financing activities	698,228	(621,656)	(101,352)

Net change in cash and cash equivalents	21,319	(143,630)	67,052
Cash and cash equivalents, beginning of year	669,445	813,075	746,023
Cash and cash equivalents, end of year	$690,764	$669,445	$813,075

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$58,429	$59,700	$28,846
Cash paid for income taxes, net of refunds	$88,899	$112,459	$26,859
Supplemental Schedule of Non-Cash Activities
Conversion of available for sale investment to SWS common stock	$—	$—	$71,502
Conversion of loans to other real estate owned	$20,184	$57,838	$67,542
Common stock issued in acquisition	$—	$200,626	$—
Additions to mortgage servicing rights	$23,381	$24,974	$35,056

See accompanying notes.

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

The Company provides its products and services through three primary business units, PlainsCapital Corporation (“PCC”), Hilltop Securities Holdings LLC (“Securities Holdings”) and National Lloyds Corporation (“NLC”). PCC is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking, wealth and investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States. NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, the amounts receivable from the Federal Deposit Insurance Corporation (the “FDIC”) under loss-share agreements (the “FDIC Indemnification Asset”), reserves for losses and loss adjustment expenses (“LAE”), the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

Hilltop owns 100% of the outstanding stock of PCC. PCC owns 100% of the outstanding stock of the Bank and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”). Ventures Management is the managing member and owns 51% of the membership interest in both PrimeLending Ventures, LLC (“Ventures”) and Mutual of Omaha Mortgage, LLC (“Mutual”).

PCC also owns 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), because the primary beneficiaries of the Trusts are not within the consolidated group.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities, HTS Independent Network and First Southwest Holdings, LLC (“First Southwest”). Hilltop Securities is a broker-dealer registered with the SEC and FINRA and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly-owned subsidiary of First Southwest, is a registered investment adviser under the Investment Advisers Act of 1940. As discussed above, prior to January 22, 2016, Securities Holdings’ subsidiaries also included FSC, First Southwest’s principal subsidiary and formerly a broker-dealer registered with the SEC and FINRA and a member of the NYSE.

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

Acquisition Accounting

Acquisitions are accounted for under the acquisition method of accounting. Purchased assets, including identifiable intangible assets, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a bargain purchase gain is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Bank originates loans to customers primarily in Texas. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of agribusiness, construction, energy, real estate and wholesale/retail trade. PrimeLending originates mortgage loans to customers in its offices, which are located throughout the United States. Substantially all mortgage loans originated by PrimeLending are sold to various investors in the secondary market, the majority with servicing released, although PrimeLending does retain servicing in certain circumstances. The Hilltop Broker-Dealers make loans to customers and correspondents through margin transactions originated by both employees and independent retail representatives throughout the United States. The Hilltop Broker-Dealers control or controlled risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for margin loans are not included in the consolidated financial statements.

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

Loans acquired in the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”) that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in the consolidated balance sheets. Covered loans are reported exclusive of the cash flow reimbursements that may be received from the FDIC. Covered loans are discussed in more detail within Note 6 to the consolidated financial statements.

PCI loans acquired by the Company upon completion of the merger with PCC (the “PlainsCapital Merger”) are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and SWS Merger are accounted for in pools as well as on an individual loan basis. The Company has established under its PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB and SWS PCI loans are risk grade and loan collateral type.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Bank’s methodology regarding the calculation of the allowance for loan losses is discussed in more detail within Note 5 to the consolidated financial statements.

Broker-Dealer and Clearing Organization Transactions

Amounts recorded in broker-dealer and clearing organization receivables and payables include securities lending activities, as well as amounts related to securities transactions for either customers of the Hilltop Broker-Dealers or for the accounts of the Hilltop Broker-Dealers. Securities-borrowed and securities-loaned transactions are generally reported as collateralized financings. Securities-borrowed transactions require the Hilltop Broker-Dealers to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Hilltop Broker-Dealers receive collateral in the form of cash or other assets in an amount generally in excess of the market value of securities loaned. The Hilltop Broker-Dealers monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Interest income and interest expense associated with collateralized financings is included in the accompanying consolidated statements of operations.

Insurance Premiums Receivable

Insurance premiums receivable include premiums written and not yet collected. NLC routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2016 and 2015, NLC determined that no valuation allowance was necessary.

Deferred Policy Acquisition Costs

Costs of acquiring insurance vary with, and are primarily related to, the successful acquisition of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred policy acquisition costs. NLC regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and LAE, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2016 and 2015, there was no premium deficiency.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Other Real Estate Owned

Real estate acquired through foreclosure (“OREO”) is included in other assets within the consolidated balance sheets and is carried at management’s estimate of fair value, less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against either the allowance for loan losses or the related PCI pool discount when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. Valuation adjustments, revenue and expenses from operations of the properties and resulting gains or losses on sale are included within the consolidated statements of operations in other noninterest income or expense, as appropriate.

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

FDIC Indemnification Asset

The Company has elected to account for the FDIC Indemnification Asset in accordance with the Business Combination Topic of the ASC. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows the Bank expects to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and the accretion rate is adjusted for changes in the timing of cash flows expected to be collected from the FDIC. Cumulative net losses over the life of the loss-share agreements of less than $240.4 million will reduce the value of the FDIC Indemnification Asset. Any amortization of changes in value of the FDIC Indemnification Asset is limited to the contractual term of the loss-share agreements. Changes to the FDIC Indemnification Asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the consolidated statements of operations over the life of the loss-share agreements.

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.1 million and $0.4 million during 2016 and 2015 were amortized and included in interest expense within the consolidated statements of operations. In April 2015, debt issuance costs of $1.9 million were capitalized in connection with Hilltop’s issuance of the 5% senior notes due 2025.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Derivative Financial Instruments

The Company’s hedging policies permit the use of various derivative financial instruments, including forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options to manage interest rate risk or to hedge specified assets and liabilities. The Company’s derivative financial instruments also include interest rate lock commitments (“IRLCs”) executed with its customers that allow those customers to obtain a mortgage loan on a future date at an agreed-upon interest rate. The IRLCs, forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $5.3 million, $4.6 million and $4.6 million during 2016, 2015 and 2014, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Repurchases of Common Stock

In accordance with Maryland law, the Company uses the par value method of accounting for its stock repurchases, whereby the par value of the shares is deducted from common stock. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital based on an estimated average sales price per issued share with the excess amounts charged to retained earnings.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During 2016, 2015 and 2014, stock options and restricted stock units (“RSUs”) are the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

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

Unaudited Pro Forma Results of Operations

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Fair Value Measurements

Fair Value Measurements and Disclosures

The Company determines fair values in compliance with The Fair Value Measurements and Disclosures Topic of the ASC (the “Fair Value Topic”). The Fair Value Topic defines fair value and establishes a framework for measuring fair value in GAAP. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under the Fair Value Topic exclude transaction costs and are not the result of forced transactions.

The Fair Value Topic includes a fair value hierarchy that classifies fair value measurements based upon the inputs used in valuing the assets or liabilities that are the subject of fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs, as indicated below.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2016 and 2015, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.75 billion and $1.46 billion, respectively, and the unpaid principal balance of those loans was $1.71 billion and $1.41 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Derivatives — Derivatives, which are included in other assets and liabilities within the Company’s consolidated balance sheets, are reported at fair value using either Level 2 or Level 3 inputs. PrimeLending and the Hilltop Broker-Dealers use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and the Hilltop Broker-Dealers issue forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. The Hilltop Broker-Dealers determine the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending uses dealer quotes to value interest rate swaps and swaptions executed to hedge its MSR asset.

MSR Asset — The MSR asset, which is included in other assets within the Company’s consolidated balance sheets, is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 10 to the consolidated financial statements.

Securities Sold, Not Yet Purchased — Securities sold, not yet purchased are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed above for trading and available for sale securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2016	Inputs	Inputs	Inputs	Fair Value
Trading securities	$9,481	$256,053	$—	$265,534
Available for sale securities	19,840	578,167	—	598,007
Loans held for sale	—	1,712,697	35,801	1,748,498
Derivative assets	—	57,036	—	57,036
MSR asset	—	—	61,968	61,968
Securities sold, not yet purchased	60,715	93,174	—	153,889
Derivative liabilities	—	35,737	—	35,737

	Level 1	Level 2	Level 3	Total
December 31, 2015	Inputs	Inputs	Inputs	Fair Value
Trading securities	$21,807	$192,338	$1	$214,146
Available for sale securities	17,409	656,297	—	673,706
Loans held for sale	—	1,434,955	25,880	1,460,835
Derivative assets	—	35,676	—	35,676
MSR asset	—	—	52,285	52,285
Securities sold, not yet purchased	27,648	102,396	—	130,044
Derivative liabilities	—	5,426	—	5,426

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Year	Additions	Reductions	Net Income	Income (Loss)	End of Year
Year ended December 31, 2016
Trading securities	$1	$—	$—	$(1)	$—	$—
Loans held for sale	25,880	60,999	(39,637)	(11,441)	—	35,801
MSR asset	52,285	23,381	(7,586)	(6,112)	—	61,968
Total	$78,166	$84,380	$(47,223)	$(17,554)	$—	$97,769

Year ended December 31, 2015
Trading securities	$—	$7,301	$(3,397)	$(3,903)	$—	$1
Loans held for sale	9,017	52,800	(25,514)	(10,423)	—	25,880
MSR asset	36,155	24,974	—	(8,844)	—	52,285
Total	$45,172	$85,075	$(28,911)	$(23,170)	$—	$78,166

Year ended December 31, 2014
Available for sale securities	$60,053	$—	$(61,283)	$1,848	$(618)	$—
Loans held for sale	27,729	24,851	(44,597)	1,034	—	9,017
MSR asset	20,149	35,056	(11,387)	(7,663)	—	36,155
Derivative liabilities	(5,600)	(177)	6,827	(1,050)	—	—
Total	$102,331	$59,730	$(110,440)	$(5,831)	$(618)	$45,172

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The available for sale securities noted in the table above reflect Hilltop’s note receivable from SWS and the SWS Warrant, which, as previously discussed, Hilltop exercised in full on October 2, 2014. Excluding these available for sale securities, trading securities sold, and derivative liabilities, the unrealized gains (losses) relate to financial instruments still held at December 31, 2016.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Inputs	(Weighted-Average)
Loans held for sale	Discounted cash flows / Market comparable	Projected price	93	-	97%	(97%)

MSR asset	Discounted cash flows	Constant prepayment rate			10.47%
		Discount rate			10.95%

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(8,275)	$—	$(8,275)	$(2,970)	$—	$(2,970)	$31,805	$—	$31,805
Investment in SWS common stock	—	—	—	—	—	—	—	5,985	5,985
MSR asset	(6,112)	—	(6,112)	(8,844)	—	(8,844)	(7,663)	—	(7,663)

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

At December 31, 2016, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	54%	52%	52%
Weighted average loss severity rate	55%	28%	29%
Weighted average prepayment speed	0%	8%	0%

At December 31, 2016, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 30%, 14% and 15%, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At December 31, 2016, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At December 31, 2016 and 2015, the estimated fair value of covered OREO was $51.6 million and $99.1 million, respectively, and the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at December 31, 2016 and 2015 was $4.5 million and $0.4 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Year Ended December 31,
December 31, 2016	Inputs	Inputs	Inputs	Fair Value	2016	2015	2014
Non-covered impaired loans	$—	$—	$52,392	$52,392	$2,487	$(126)	$(2,182)
Covered impaired loans	—	—	47,391	47,391	1,156	3,034	(3,652)
Non-covered other real estate owned	—	1,455	—	1,455	(555)	(28)	(372)
Covered other real estate owned	—	23,367	—	23,367	(18,481)	(16,555)	(19,672)

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

Securities Purchased Under Agreements to Resell — Securities purchased under agreements to resell are carried at the amounts at which the securities will subsequently be resold as specified in the agreements. The carrying amounts approximate fair value due to their short-term nature.

Assets Segregated for Regulatory Purposes — Assets segregated for regulatory purposes may consist of cash and securities with carrying amounts that approximate fair value.

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

Broker-Dealer and Clearing Organization Receivables and Payables — The carrying amount approximates their fair value.

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

Other Assets and Liabilities — Other assets and liabilities primarily consists of cash surrender value of life insurance policies and accrued interest receivable and payable with carrying amounts that approximate their fair values using Level 2 inputs. The fair value of certain other receivables and investments is based on Level 3 inputs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2016	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$690,764	$690,764	$—	$—	$690,764
Securities purchased under agreements to resell	89,430	—	89,430	—	89,430
Assets segregated for regulatory purposes	180,993	180,993	—	—	180,993
Held to maturity securities	351,831	—	345,088	—	345,088
Loans held for sale	46,965	—	46,965	—	46,965
Non-covered loans, net	5,789,313	—	502,077	5,459,975	5,962,052
Covered loans, net	255,714	—	—	367,444	367,444
Broker-dealer and clearing organization receivables	1,497,741	—	1,497,741	—	1,497,741
FDIC indemnification asset	71,313	—	—	60,173	60,173
Other assets	62,904	—	58,697	4,207	62,904

Financial liabilities:
Deposits	7,063,811	—	7,058,837	—	7,058,837
Broker-dealer and clearing organization payables	1,347,128	—	1,347,128	—	1,347,128
Short-term borrowings	1,417,289	—	1,417,289	—	1,417,289
Debt	384,924	—	378,822	—	378,822
Other liabilities	3,708	—	3,708	—	3,708

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2015	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$669,445	$669,445	$—	$—	$669,445
Securities purchased under agreements to resell	105,660	—	105,660	—	105,660
Assets segregated for regulatory purposes	158,613	158,613	—	—	158,613
Held to maturity securities	332,022	—	331,468	—	331,468
Loans held for sale	72,843	—	72,843	—	72,843
Non-covered loans, net	5,162,202	—	590,545	4,600,406	5,190,951
Covered loans, net	378,762	—	—	527,201	527,201
Broker-dealer and clearing organization receivables	1,362,499	—	1,362,499	—	1,362,499
FDIC indemnification asset	91,648	—	—	91,648	91,648
Other assets	68,786	—	53,214	15,572	68,786

Financial liabilities:
Deposits	6,952,683	—	6,955,919	—	6,955,919
Broker-dealer and clearing organization payables	1,338,305	—	1,338,305	—	1,338,305
Short-term borrowings	947,373	—	947,373	—	947,373
Debt	305,728	—	299,257	—	299,257
Other liabilities	3,699	—	3,699	—	3,699

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2016	2015
U.S. Treasury securities	$5,940	$20,481
U.S. government agencies:
Bonds	36,303	36,244
Residential mortgage-backed securities	2,539	12,505
Commercial mortgage-backed securities	15,171	19,280
Collateralized mortgage obligations	5,607	264
Corporate debt securities	60,699	34,735
States and political subdivisions	89,946	58,588
Unit investment trusts	41,409	18,400
Private-label securitized product	4,292	12,324
Other	3,628	1,325
Totals	$265,534	$214,146

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $153.9 million and $130.0 million at December 31, 2016 and 2015, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$31,701	$144	$(44)	$31,801
U.S. government agencies:
Bonds	121,838	881	(67)	122,652
Residential mortgage-backed securities	135,371	708	(2,941)	133,138
Commercial mortgage-backed securities	8,771	2	(58)	8,715
Collateralized mortgage obligations	117,879	29	(3,206)	114,702
Corporate debt securities	76,866	2,354	(91)	79,129
States and political subdivisions	86,353	1,498	(336)	87,515
Commercial mortgage-backed securities	499	16	—	515
Equity securities	18,920	1,263	(343)	19,840
Totals	$598,198	$6,895	$(7,086)	$598,007

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$44,430	$206	$(33)	$44,603
U.S. government agencies:
Bonds	297,448	1,135	(1,947)	296,636
Residential mortgage-backed securities	34,864	1,008	(19)	35,853
Commercial mortgage-backed securities	9,174	35	(2)	9,207
Collateralized mortgage obligations	54,297	48	(1,644)	52,701
Corporate debt securities	94,877	3,399	(326)	97,950
States and political subdivisions	116,246	2,581	(102)	118,725
Commercial mortgage-backed securities	498	33	—	531
Equity securities	18,169	574	(1,243)	17,500
Totals	$670,003	$9,019	$(5,316)	$673,706

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agencies:
Bonds	40,513	—	(1,287)	39,226
Residential mortgage-backed securities	19,606	13	(6)	19,613
Commercial mortgage-backed securities	31,767	102	(593)	31,276
Collateralized mortgage obligations	217,954	128	(3,372)	214,710
States and political subdivisions	41,991	70	(1,798)	40,263
Totals	$351,831	$313	$(7,056)	$345,088

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,146	$—	$(30)	$25,116
U.S. government agencies:
Bonds	69,379	145	(372)	69,152
Residential mortgage-backed securities	23,735	311	—	24,046
Commercial mortgage-backed securities	18,658	27	(92)	18,593
Collateralized mortgage obligations	167,541	302	(970)	166,873
States and political subdivisions	27,563	168	(43)	27,688
Totals	$332,022	$953	$(1,507)	$331,468

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding available for sale and held to maturities securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2016			December 31, 2015
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	7	$21,694	$44	8	$33,791	$33
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	21,694	44	8	33,791	33
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	14,908	67	7	148,327	896
Unrealized loss for twelve months or longer	—	—	—	3	44,321	1,051
	1	14,908	67	10	192,648	1,947
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	12	109,398	2,941	3	3,407	5
Unrealized loss for twelve months or longer	—	—	—	1	982	14
	12	109,398	2,941	4	4,389	19
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	7,127	58	1	1,611	2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	7,127	58	1	1,611	2
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	11	91,144	2,340	2	1,590	4
Unrealized loss for twelve months or longer	8	19,320	866	8	42,399	1,640
	19	110,464	3,206	10	43,989	1,644
Corporate debt securities:
Unrealized loss for less than twelve months	3	5,899	91	16	16,635	277
Unrealized loss for twelve months or longer	—	—	—	1	1,949	49
	3	5,899	91	17	18,584	326
States and political subdivisions:
Unrealized loss for less than twelve months	32	17,549	322	2	3,018	9
Unrealized loss for twelve months or longer	1	450	14	35	24,423	93
	33	17,999	336	37	27,441	102
Equity securities:
Unrealized loss for less than twelve months	—	—	—	2	8,949	909
Unrealized loss for twelve months or longer	2	11,107	343	1	1,927	334
	2	11,107	343	3	10,876	1,243
Total available for sale:
Unrealized loss for less than twelve months	68	267,719	5,863	41	217,328	2,135
Unrealized loss for twelve months or longer	11	30,877	1,223	49	116,001	3,181
	79	$298,596	$7,086	90	$333,329	$5,316

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31, 2016			December 31, 2015
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	1	$25,115	$30
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	25,115	30
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	33,225	1,287	6	46,607	372
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	33,225	1,287	6	46,607	372
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	13,178	6	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	13,178	6	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	5	18,891	588	7	16,098	92
Unrealized loss for twelve months or longer	1	1,401	5	—	—	—
	6	20,292	593	7	16,098	92
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	19	187,669	3,372	10	127,393	970
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	19	187,669	3,372	10	127,393	970
States and political subdivisions:
Unrealized loss for less than twelve months	71	29,862	1,790	18	7,900	35
Unrealized loss for twelve months or longer	1	462	8	1	2,664	8
	72	30,324	1,798	19	10,564	43
Total held to maturity:
Unrealized loss for less than twelve months	101	282,825	7,043	42	223,113	1,499
Unrealized loss for twelve months or longer	2	1,863	13	1	2,664	8
	103	$284,688	$7,056	43	$225,777	$1,507

During 2016, 2015 and 2014, the Company did not record any OTTI. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant OTTI of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at December 31, 2016 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$136,871	$137,216	$3,798	$3,810
Due after one year through five years	93,926	95,706	4,333	4,326
Due after five years through ten years	49,969	51,616	26,293	25,563
Due after ten years	35,992	36,559	48,080	45,790
	316,758	321,097	82,504	79,489

Residential mortgage-backed securities	135,371	133,138	19,606	19,613
Collateralized mortgage obligations	117,879	114,702	217,954	214,710
Commercial mortgage-backed securities	9,270	9,230	31,767	31,276
	$579,278	$578,167	$351,831	$345,088

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During 2016, 2015 and 2014, the Company realized net gains from its trading portfolio of $15.9 million, $12.8 million and $2.1 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from trading activities associated with its structured finance business of $109.8 million and $0.3 million during 2016 and 2015, respectively. All such realized net gains (losses) are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $695.1 million and $789.9 million (with a fair value of $688.1 million and $790.2 million, respectively) at December 31, 2016 and 2015, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at December 31, 2016 and 2015.

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

At both December 31, 2016 and 2015, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.2 million.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	December 31,
	2016	2015
Commercial and industrial	$1,696,453	$1,552,805
Real estate	2,816,767	2,313,239
Construction and land development	786,850	705,356
Consumer	41,352	45,672
Broker-dealer (1)	502,077	590,545
	5,843,499	5,207,617
Allowance for non-covered loan losses	(54,186)	(45,415)
Total non-covered loans, net of allowance	$5,789,313	$5,162,202

(1)Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

	December 31,
	2016	2015
Carrying amount	$51,432	$72,054
Outstanding balance	67,988	92,682

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$17,744	$12,814	$17,601
Additions	—	14,579	—
Reclassifications from nonaccretable difference, net(1)	6,168	19,759	15,225
Disposals of loans	—	(2,371)	(4,927)
Accretion	(10,796)	(27,037)	(15,085)
Balance, end of year	$13,116	$17,744	$12,814

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $22.8 million and $28.5 million at December 31, 2016 and 2015, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$25,354	$3,234	$5,438	$8,672	$557
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	38,005	11,097	17,413	28,510	1,907
Secured by residential properties	13,606	7,401	3,088	10,489	200
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	5,780	1,391	2,076	3,467	377
Consumer	3,223	237	57	294	56
Broker-dealer	—	—	—	—	—
	85,968	23,360	28,072	51,432	3,097
Non-PCI
Commercial and industrial:
Secured	6,311	3,313	1,372	4,685	115
Unsecured	946	925	—	925	—
Real estate:
Secured by commercial properties	10,134	10,000	—	10,000	—
Secured by residential properties	1,344	1,116	—	1,116	—
Construction and land development:
Residential construction loans	28	28	—	28	—
Commercial construction loans and land development	738	48	679	727	167
Consumer	246	244	—	244	—
Broker-dealer	—	—	—	—	—
	19,747	15,674	2,051	17,725	282
	$105,715	$39,034	$30,123	$69,157	$3,379

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$32,597	$5,520	$7,830	$13,350	$1,341
Unsecured	2,572	—	—	—	—
Real estate:
Secured by commercial properties	57,607	15,914	25,214	41,128	2,756
Secured by residential properties	15,278	8,957	2,690	11,647	175
Construction and land development:
Residential construction loans	395	—	221	221	8
Commercial construction loans and land development	7,929	3,283	1,646	4,929	174
Consumer	4,162	734	45	779	32
Broker-dealer	—	—	—	—	—
	120,540	34,408	37,646	72,054	4,486
Non-PCI
Commercial and industrial:
Secured	21,222	6,736	6,017	12,753	1,380
Unsecured	224	47	—	47	—
Real estate:
Secured by commercial properties	436	390	—	390	—
Secured by residential properties	1,229	918	—	918	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	131	114	—	114	—
Consumer	—	1	—	1	—
Broker-dealer	—	—	—	—	—
	23,242	8,206	6,017	14,223	1,380
	$143,782	$42,614	$43,663	$86,277	$5,866

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2016	2015	2014
Commercial and industrial:
Secured	$19,730	$25,991	$30,626
Unsecured	486	104	802
Real estate:
Secured by commercial properties	40,014	32,149	29,517
Secured by residential properties	12,085	7,769	2,984
Construction and land development:
Residential construction loans	125	111	—
Commercial construction loans and land development	4,619	7,462	14,849
Consumer	659	1,459	3,324
Broker-dealer	—	—	—
	$77,718	$75,045	$82,102

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	December 31,	December 31,
	2016	2015
Commercial and industrial:
Secured	$8,590	$17,717
Unsecured	925	47
Real estate:
Secured by commercial properties	11,034	4,597
Secured by residential properties	1,197	999
Construction and land development:
Residential construction loans	28	—
Commercial construction loans and land development	727	114
Consumer	244	7
Broker-dealer	—	—
	$22,745	$23,481

At December 31, 2016 and 2015, non-covered non-accrual loans included non-covered PCI loans of $5.0 million and $9.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.7 million and $1.6 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at December 31, 2016 and 2015, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.2 million, $8.9 million and $3.3 million during 2016, 2015 and 2014, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding TDRs granted during 2016, 2015 and 2014, respectively, is shown in the following table (in thousands). At December 31, 2016 and 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of	Balance at	Balance at	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,196	$944	1	$89	$82	1	$2,465	$2,465
Unsecured	—	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	1	1,083	1,040	1	345	317
Secured by residential properties	—	—	—	—	—	—	1	262	248
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	1	76	—	1	143	128
Consumer	—	—	—	—	—	—	—	—	—
	1	$1,196	$944	3	$1,248	$1,122	4	$3,215	$3,158

During 2016, 2015 and 2014, all of the non-covered loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured non-covered loans.

The following table presents information regarding TDRs granted during the twelve months preceding December 31, 2016 and 2015, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding December 31, 2016			Twelve Months Preceding December 31, 2015
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,196	$944	—	$—	$—
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	1	1,083	1,040
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	1	76	—
Consumer	—	—	—	—	—	—
	1	$1,196	$944	2	$1,159	$1,040

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2016	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$4,727	$704	$6,770	$12,201	$1,576,239	$8,672	$1,597,112	$3,095
Unsecured	596	1	909	1,506	97,835	—	99,341	1
Real estate:
Secured by commercial properties	550	9,417	1,492	11,459	1,915,126	28,510	1,955,095	—
Secured by residential properties	506	361	369	1,236	849,947	10,489	861,672	—
Construction and land development:
Residential construction loans	—	28	—	28	128,624	—	128,652	—
Commercial construction loans and land development	2,500	1,784	48	4,332	650,399	3,467	658,198	—
Consumer	176	31	—	207	40,851	294	41,352	—
Broker-dealer	—	—	—	—	502,077	—	502,077	—
	$9,055	$12,326	$9,588	$30,969	$5,761,098	$51,432	$5,843,499	$3,096

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2015	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$14,869	$3,960	$8,414	$27,243	$1,406,537	$13,350	$1,447,130	$12
Unsecured	18	1	—	19	105,656	—	105,675	—
Real estate:
Secured by commercial properties	1,008	964	293	2,265	1,528,084	41,128	1,571,477	—
Secured by residential properties	726	35	336	1,097	729,018	11,647	741,762	—
Construction and land development:
Residential construction loans	343	—	—	343	103,819	221	104,383	—
Commercial construction loans and land development	733	1,845	114	2,692	593,352	4,929	600,973	—
Consumer	359	17	—	376	44,517	779	45,672	—
Broker-dealer	—	—	—	—	590,545	—	590,545	—
	$18,056	$6,822	$9,157	$34,035	$5,101,528	$72,054	$5,207,617	$12

In addition to the non-covered loans shown in the table above, $44.4 million and $50.8 million of loans included in loans held for sale (with an unpaid principal balance of $44.9 million and $51.1 million, respectively) were 90 days past due and accruing interest at December 31, 2016 and 2015, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs, and (v) general economic conditions in the state and local markets.

The Company utilizes a risk grading matrix to assign a risk grade to each of the loans in its portfolio. A risk rating is assigned based on an assessment of the borrower’s management, collateral position, financial capacity, and economic factors. The general characteristics of the various risk grades are described below.

Pass — “Pass” loans present a range of acceptable risks to the Company. Loans that would be considered virtually risk-free are rated Pass — low risk. Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Company are rated Pass — normal risk. Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Company are rated Pass — high risk.

Special Mention — “Special Mention” loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loans and weaken

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to require adverse classification.

Substandard — “Substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Many substandard loans are considered impaired.

PCI — “PCI” loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected.

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,531,895	$72	$56,473	$8,672	$1,597,112
Unsecured	97,646	—	1,695	—	99,341
Real estate:
Secured by commercial properties	1,888,231	3,693	34,661	28,510	1,955,095
Secured by residential properties	846,420	—	4,763	10,489	861,672
Construction and land development:
Residential construction loans	128,624	—	28	—	128,652
Commercial construction loans and land development	653,808	—	923	3,467	658,198
Consumer	40,789	6	263	294	41,352
Broker-dealer	502,077	—	—	—	502,077
	$5,689,490	$3,771	$98,806	$51,432	$5,843,499

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,372,671	$—	$61,109	$13,350	$1,447,130
Unsecured	105,569	—	106	—	105,675
Real estate:
Secured by commercial properties	1,517,049	1,536	11,764	41,128	1,571,477
Secured by residential properties	724,701	—	5,414	11,647	741,762
Construction and land development:
Residential construction loans	104,162	—	—	221	104,383
Commercial construction loans and land development	594,614	—	1,430	4,929	600,973
Consumer	44,736	35	122	779	45,672
Broker-dealer	590,545	—	—	—	590,545
	$5,054,047	$1,571	$79,945	$72,054	$5,207,617

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

During 2016, the Bank discovered irregularities in connection with a single loan that is currently in default. As a result, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Year Ended December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of year	$19,845	$18,983	$6,064	$314	$209	$45,415
Provision charged to (recapture from) operations	33,369	7,297	938	190	(53)	41,741
Loans charged off	(33,776)	(1,439)	—	(203)	(1)	(35,419)
Recoveries on charged off loans	1,931	395	—	123	—	2,449
Balance, end of year	$21,369	$25,236	$7,002	$424	$155	$54,186

	Commercial and		Construction and
Year Ended December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of year	$18,833	$11,131	$6,450	$461	$166	$37,041
Provision charged to (recapture from) operations	4,598	7,937	(386)	104	(80)	12,173
Loans charged off	(7,144)	(605)	—	(378)	—	(8,127)
Recoveries on charged off loans	3,558	520	—	127	123	4,328
Balance, end of year	$19,845	$18,983	$6,064	$314	$209	$45,415

	Commercial and		Construction and
Year Ended December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of year	$16,717	$8,331	$7,957	$88	$148	$33,241
Provision charged to (recapture from) operations	6,099	2,696	(1,692)	627	17	7,747
Loans charged off	(6,926)	(114)	—	(359)	—	(7,399)
Recoveries on charged off loans	2,943	218	185	105	1	3,452
Balance, end of year	$18,833	$11,131	$6,450	$461	$166	$37,041

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$4,508	$9,704	$727	$205	$—	$15,144
Loans collectively evaluated for impairment	1,683,273	2,768,064	782,656	40,853	502,077	5,776,923
PCI Loans	8,672	38,999	3,467	294	—	51,432
	$1,696,453	$2,816,767	$786,850	$41,352	$502,077	$5,843,499

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$11,354	$97	$—	$—	$—	$11,451
Loans collectively evaluated for impairment	1,528,101	2,260,367	700,206	44,893	590,545	5,124,112
PCI Loans	13,350	52,775	5,150	779	—	72,054
	$1,552,805	$2,313,239	$705,356	$45,672	$590,545	$5,207,617

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$115	$—	$167	$—	$—	$282
Loans collectively evaluated for impairment	20,697	23,129	6,458	368	155	50,807
PCI Loans	557	2,107	377	56	—	3,097
	$21,369	$25,236	$7,002	$424	$155	$54,186

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$1,380	$—	$—	$—	$—	$1,380
Loans collectively evaluated for impairment	17,124	16,052	5,882	282	209	39,549
PCI Loans	1,341	2,931	182	32	—	4,486
	$19,845	$18,983	$6,064	$314	$209	$45,415

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At December 31, 2016, the Bank has recorded a related “true-up” payment accrual of $14.2 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	December 31,
	2016	2015
Commercial and industrial	$2,697	$8,801
Real estate	244,469	341,048
Construction and land development	8,961	30,445
	256,127	380,294
Allowance for covered loans	(413)	(1,532)
Total covered loans, net of allowance	$255,714	$378,762

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	December 31,
	2016	2015
Carrying amount	$133,754	$221,974
Outstanding balance	266,098	408,221

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$176,719	$193,493	$156,548
Reclassifications from nonaccretable difference, net(1)	41,239	70,884	105,470
Transfer of loans to covered OREO(2)	(487)	(1,309)	7,703
Accretion	(73,740)	(86,349)	(76,228)
Balance, end of year	$143,731	$176,719	$193,493

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

The remaining nonaccretable difference for covered PCI loans was $94.5 million and $172.2 million at December 31, 2016 and 2015, respectively. During 2016, 2015 and 2014, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$10,579	$1,024	$189	$1,213	$13
Unsecured	3,259	299	—	299	—
Real estate:
Secured by commercial properties	143,934	26,415	26,222	52,637	271
Secured by residential properties	148,384	73,240	1,161	74,401	60
Construction and land development:
Residential construction loans	766	—	—	—	—
Commercial construction loans and land development	23,522	5,204	—	5,204	—
	330,444	106,182	27,572	133,754	344
Non-PCI
Commercial and industrial:
Secured	52	52	—	52	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	396	310	—	310	—
Secured by residential properties	4,175	3,537	—	3,537	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	24	20	—	20	—
	4,647	3,919	—	3,919	—
	$335,091	$110,101	$27,572	$137,673	$344

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$15,454	$3,312	$2,415	$5,727	$495
Unsecured	9,377	618	1,162	1,780	246
Real estate:
Secured by commercial properties	211,145	67,540	29,388	96,928	245
Secured by residential properties	182,698	93,438	3,180	96,618	514
Construction and land development:
Residential construction loans	1,225	121	—	121	—
Commercial construction loans and land development	55,947	20,800	—	20,800	—
	475,846	185,829	36,145	221,974	1,500
Non-PCI
Commercial and industrial:
Secured	78	68	—	68	—
Unsecured	—	1	—	1	—
Real estate:
Secured by commercial properties	512	443	—	443	—
Secured by residential properties	3,745	3,031	—	3,031	—
Construction and land development:
Residential construction loans	799	540	—	540	—
Commercial construction loans and land development	123	110	—	110	—
	5,257	4,193	—	4,193	—
	$481,103	$190,022	$36,145	$226,167	$1,500

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2016	2015	2014
Commercial and industrial:
Secured	$3,530	$9,934	$21,296
Unsecured	1,040	4,293	8,347
Real estate:
Secured by commercial properties	75,159	162,812	296,780
Secured by residential properties	88,794	121,069	170,931
Construction and land development:
Residential construction loans	331	1,017	3,039
Commercial construction loans and land development	13,067	33,278	83,505
	$181,921	$332,403	$583,898

Covered non-accrual loans are summarized by class in the following table (in thousands).

	December 31,
	2016	2015
Commercial and industrial:
Secured	$52	$68
Unsecured	—	—
Real estate:
Secured by commercial properties	730	442
Secured by residential properties	3,035	2,516
Construction and land development:
Residential construction loans	—	541
Commercial construction loans and land development	19	5,411
	$3,836	$8,978

At December 31, 2016 and 2015, covered non-accrual loans included covered PCI loans of $0.4 million and $5.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $1.1 million and $17.2 million during 2016 and 2015, respectively. Interest income recorded on covered impaired loans during 2014 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. Information regarding TDRs granted during 2016, 2015 and 2014 is shown in the following table (in thousands). Pooled Loans are not in the scope of the disclosure requirements for TDRs. At December 31, 2016 and 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of	Balance at	Balance at	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	—	$—	$—	—	$—	$—
Unsecured	—	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	1	573	—	—	—	—
Secured by residential properties	—	—	—	7	860	824	6	695	695
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—	—	—	—
	—	$—	$—	8	$1,433	$824	6	$695	$695

During 2015 and 2014, the covered loan modifications included in the table above included two loans involving payment term extensions, six loans that involved an A/B Note restructure, and six loans that included interest rate adjustments. The Bank did not grant principal reductions on any restructured covered loans.

The following table presents information regarding TDRs granted during the twelve months preceding December 31, 2016 and 2015, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding December 31, 2016			Twelve Months Preceding December 31, 2015
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	—	$—	$—
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	1	573	—
Secured by residential properties	—	—	—	1	280	248
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—
	—	$—	$—	2	$853	$248

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2016	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$6	$96	$102	$1,083	$1,213	$2,398	$44
Unsecured	—	—	—	—	—	299	299	—
Real estate:
Secured by commercial properties	96	229	—	325	19,132	52,637	72,094	—
Secured by residential properties	3,511	1,345	1,479	6,335	91,639	74,401	172,375	129
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	15	—	—	15	3,742	5,204	8,961	—
	$3,622	$1,580	$1,575	$6,777	$115,596	$133,754	$256,127	$173

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2015	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$51	$—	$68	$119	$1,175	$5,727	$7,021	$—
Unsecured	—	—	—	—	—	1,780	1,780	—
Real estate:
Secured by commercial properties	—	—	100	100	28,957	96,928	125,985	—
Secured by residential properties	3,399	418	1,104	4,921	113,524	96,618	215,063	—
Construction and land development:
Residential construction loans	—	—	540	540	264	121	925	—
Commercial construction loans and land development	47	1	95	143	8,577	20,800	29,520	—
	$3,497	$419	$1,907	$5,823	$152,497	$221,974	$380,294	$—

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$592	$—	$593	$1,213	$2,398
Unsecured	—	—	—	299	299
Real estate:
Secured by commercial properties	17,996	—	1,461	52,637	72,094
Secured by residential properties	90,563	461	6,950	74,401	172,375
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,281	—	1,476	5,204	8,961
	$111,432	$461	$10,480	$133,754	$256,127

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$758	$—	$536	$5,727	$7,021
Unsecured	—	—	—	1,780	1,780
Real estate:
Secured by commercial properties	24,070	—	4,987	96,928	125,985
Secured by residential properties	111,128	491	6,826	96,618	215,063
Construction and land development:
Residential construction loans	264	—	540	121	925
Commercial construction loans and land development	6,847	—	1,873	20,800	29,520
	$143,067	$491	$14,762	$221,974	$380,294

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

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Year Ended December 31, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of year	$758	$774	$—	$1,532
Provision recaptured from operations	(717)	(351)	(53)	(1,121)
Loans charged off	(6)	(62)	(51)	(119)
Recoveries on charged off loans	—	17	104	121
Balance, end of year	$35	$378	$—	$413

	Commercial and		Construction and
Year Ended December 31, 2015	Industrial	Real Estate	Land Development	Total
Balance, beginning of year	$1,193	$3,334	$84	$4,611
Provision charged to operations	258	189	95	542
Loans charged off	(915)	(2,869)	(179)	(3,963)
Recoveries on charged off loans	222	120	—	342
Balance, end of year	$758	$774	$—	$1,532

	Commercial and		Construction and
Year Ended December 31, 2014	Industrial	Real Estate	Land Development	Total
Balance, beginning of year	$1,053	$8	$—	$1,061
Provision charged to operations	230	8,725	231	9,186
Loans charged off	(90)	(5,399)	(147)	(5,636)
Recoveries on charged off loans	—	—	—	—
Balance, end of year	$1,193	$3,334	$84	$4,611

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,185	117,431	3,757	122,373
PCI Loans	1,512	127,038	5,204	133,754
	$2,697	$244,469	$8,961	$256,127

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$540	$540
Loans collectively evaluated for impairment	1,294	147,502	8,984	157,780
PCI Loans	7,507	193,546	20,921	221,974
	$8,801	$341,048	$30,445	$380,294

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	22	47	—	69
PCI Loans	13	331	—	344
	$35	$378	$—	$413

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	17	15	—	32
PCI Loans	741	759	—	1,500
	$758	$774	$—	$1,532

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$99,090	$136,945	$142,833
Additions to covered OREO	13,876	50,465	64,934
Dispositions of covered OREO	(42,843)	(71,765)	(51,150)
Valuation adjustments in the period	(18,481)	(16,555)	(19,672)
Balance, end of year	$51,642	$99,090	$136,945

During 2016, 2015 and 2014, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$91,648	$130,437	$188,291
FDIC Indemnification Asset accretion (amortization)	242	1,147	3,445
Transfers to due from FDIC and other	(20,577)	(39,936)	(61,299)
Balance, end of year	$71,313	$91,648	$130,437

As of December 31, 2016, the Bank had billed and collected $120.9 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2016.

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2016	2015
Cash on hand	$49,152	$55,168
Clearings and collection items	78,328	91,466
Deposits at Federal Reserve Bank	354,948	316,605
Deposits at Federal Home Loan Bank	4,237	3,514
Deposits in FDIC-insured institutions	182,692	185,283
	$669,357	$652,036

The amounts above include interest-bearing deposits of $479.3 million and $442.4 million at December 31, 2016 and 2015, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2016.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2016	2015
Land and premises	$111,295	$122,221
Furniture and equipment	190,914	166,423
	302,209	288,644
Less accumulated depreciation and amortization	(111,848)	(88,026)
	$190,361	$200,618

The amounts shown above include gross assets recorded under capital leases of $8.4 million and $7.8 million, with accumulated amortization of $2.5 million and $1.8 million at December 31, 2016 and 2015, respectively.

Occupancy expense was reduced by rental income of $2.0 million, $2.2 million and $2.4 million during 2016, 2015 and 2014, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $35.4 million, $37.2 million and $30.7 million during 2016, 2015 and 2014, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets

At both December 31, 2016 and 2015, the carrying amount of goodwill of $251.8 million was comprised of $24.0 million recorded in connection with the acquisition of NLC and $227.8 million recorded in connection with the PlainsCapital Merger.

Other intangible assets of $44.7 million and $54.9 million at December 31, 2016 and 2015, respectively, include an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLC acquisition in January 2007.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reporting units. At October 1, 2016, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value. The Company estimated the fair values of its reporting units based on both a market and income approach using historic, normalized actual and forecast results. Based on this evaluation, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

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

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2016	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$38,930	$(22,255)	$16,675
Trademarks and trade names	15	-	20	20,000	(6,877)	13,123
Noncompete agreements	4	-	6	11,650	(9,306)	2,344
Customer contracts and relationships	12	-	14	21,400	(12,097)	9,303
Agent relationships	13			3,600	(3,350)	250
				$95,580	$(53,885)	$41,695

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2015	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$38,930	$(17,497)	$21,433
Trademarks and trade names	15	-	20	20,000	(5,894)	14,106
Noncompete agreements	4	-	6	11,650	(7,095)	4,555
Customer contracts and relationships	12	-	14	21,400	(10,038)	11,362
Agent relationships	13			3,600	(3,188)	412
				$95,580	$(43,712)	$51,868

Amortization expense related to intangible assets during 2016, 2015 and 2014 was $10.2 million, $12.4 million and $11.1 million, respectively.

The estimated aggregate future amortization expense for intangible assets at December 31, 2016 is as follows (in thousands).

2017	$8,262
2018	7,235
2019	5,192
2020	4,356
2021	3,607
Thereafter	13,043
$41,695

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$52,285	$36,155	$20,149
Additions	23,381	24,974	35,056
Sales	(7,586)	—	(11,387)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(153)	(2,150)	(5,267)
Due to customer payoffs	(5,959)	(6,694)	(2,396)
Balance, end of year	$61,968	$52,285	$36,155

	December 31,
	2016	2015
Mortgage loans serviced for others	$5,480,943	$5,051,884
MSR asset as a percentage of serviced mortgage loans	1.13%	1.03%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2016	2015
Weighted average constant prepayment rate	10.47%	11.51%
Weighted average discount rate	10.95%	10.92%
Weighted average life (in years)	6.9	6.5

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2016	2015
Constant prepayment rate:
Impact of 10% adverse change	$(2,297)	$(2,177)
Impact of 20% adverse change	(4,471)	(4,195)
Discount rate:
Impact of 10% adverse change	(2,539)	(2,073)
Impact of 20% adverse change	(4,882)	(3,989)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $23.8 million, $19.6 million and $13.3 million during 2016, 2015 and 2014, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2016	2015
Noninterest-bearing demand	$2,199,483	$2,235,436
Interest-bearing:
NOW accounts	1,252,832	1,077,576
Money market	1,626,218	1,500,780
Brokered - money market	125,272	133,380
Demand	384,847	380,214
Savings	279,911	273,390
Time	1,145,859	1,325,342
Brokered - time	49,389	26,565
	$7,063,811	$6,952,683

At December 31, 2016, deposits include $625.3 million of time deposit accounts that meet or exceed the FDIC insurance limit of $250,000. Scheduled maturities of interest-bearing time deposits at December 31, 2016 are as follows (in thousands).

2017	$774,014
2018	214,122
2019	133,890
2020	60,791
2021 and thereafter	12,431
$1,195,248

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2016	2015
Federal funds purchased	$87,125	$58,925
Securities sold under agreements to repurchase	195,164	217,748
Federal Home Loan Bank	1,000,000	600,000
Short-term bank loans	135,000	70,700
	$1,417,289	$947,373

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

	Year Ended December 31,
	2016	2015	2014
Average balance during the year	$368,102	$315,904	$319,806
Average interest rate during the year	0.58%	0.33%	0.17%
Maximum month-end balance during the year	520,715	514,776	535,232

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2016	2015
Average interest rate at end of year	0.42%	0.26%
Securities underlying the agreements at end of year:
Carrying value	$209,877	$250,981
Estimated fair value	$206,641	$250,045

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans.  At December 31, 2016, the Bank had available collateral of $2.0 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2016	2015	2014
Average balance during the year	$361,475	$294,959	$261,550
Average interest rate during the year	0.46%	0.27%	0.18%
Maximum month-end balance during the year	$1,000,000	$600,000	$575,000

	December 31,
	2016	2015
Average interest rate at end of year	0.55%	0.35%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2016 and 2015 was 1.59% and 1.26%, respectively.

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2016	2015
Senior Notes due April 2025, net of discount of $1,689 and $1,826, respectively	$148,311	$148,174
Federal Home Loan Bank notes, net of premium of $627 and $948, respectively, with maturities ranging from April 2017 to June 2030 and interest payable monthly	102,596	36,042
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (4.38% at December 31, 2016) with interest payable quarterly	20,000	20,000
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (5.08% at December 31, 2016) with interest payable quarterly	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (5.03% at December 31, 2016) with interest payable quarterly	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (5.03% at December 31, 2016) with interest payable quarterly	7,500	7,500
Insurance company line of credit due December 30, 2017, 3.25% plus a calculated index rate (4.00% at December 31, 2016) with interest payable quarterly	3,000	7,000
Ventures line of credit due August 2017	16,505	—
	$317,912	$238,716

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Federal Home Loan Bank notes

The FHLB notes, assumed by the Bank in the SWS Merger, have interest rates ranging from 0.77% to 5.70%, with a weighted average interest rate of 1.14% at December 31, 2016. The FHLB notes, as well as other borrowings from the FHLB, are collateralized by FHLB stock, a blanket lien on commercial and real estate loans, as well as by the amount of securities that are in safekeeping at the FHLB, the value of which was $3.2 billion at December 31, 2016.

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

The NLIC, ASIC and Insurance Company loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants at December 31, 2016.

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

Insurance Company Line of Credit

The Company’s insurance subsidiary has a line of credit with a financial institution which allows for borrowings by NLC of up to $7.5 million and is collateralized by substantially all of NLC’s assets. The loan agreements relating to the line of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. The Company was in compliance with the covenants at December 31, 2016.

Ventures Management Lines of Credit

PrimeLending’s subsidiaries, Ventures and Mutual, have access to separate lines of credit with financial institutions that allow for borrowings by each of up to $20.0 million, and are collateralized by mortgage notes. The loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. The Company was in compliance with the covenants at December 31, 2016.

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2016 are as follows (in thousands).

2017	$99,202
2018	12,921
2019	2,183
2020	3,687
2021	551
Thereafter	200,430
$318,974

14. Junior Subordinated Debentures and Trust Preferred Securities

PCC has four statutory Trusts, three of which were formed under the laws of the state of Connecticut and one of which, PCC Statutory Trust IV, was formed under the laws of the state of Delaware. The Trusts were created for the sole purpose of issuing and selling preferred securities and common securities, using the resulting proceeds to acquire junior subordinated debentures issued by PCC (the “Debentures”). Accordingly, the Debentures are the sole assets of the Trusts, and payments under the Debentures are the sole revenue of the Trusts. All of the common securities are owned by PCC; however, PCC is not the primary beneficiary of the Trusts. Accordingly, the Trusts are not included in the Company’s consolidated financial statements.

The Trusts have issued $65,000,000 of floating rate preferred securities and $2,012,000 of common securities and have invested the proceeds from the securities in floating rate Debentures of PCC.

Information regarding the PCC Debentures is shown in the following table (in thousands).

Investor	Issue Date	Amount
PCC Statutory Trust I	July 31, 2001	$18,042
PCC Statutory Trust II	March 26, 2003	$18,042
PCC Statutory Trust III	September 17, 2003	$15,464
PCC Statutory Trust IV	February 22, 2008	$15,464

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2016 was 4.18%. The term, rate and other features of the preferred securities are the same as the Debentures. PCC’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

15. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$82,970	$49,570	$85,303
State	10,181	3,969	3,087
	93,151	53,539	88,390
Deferred:
Federal	(6,732)	17,295	(21,851)
State	(2,958)	81	(931)
	(9,690)	17,376	(22,782)
	$83,461	$70,915	$65,608

The income tax provision differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2016	2015	2014
Computed tax at federal statutory rate	$80,992	$99,223	$62,358
Tax effect of:
Non-taxable acquisition gain	—	(33,426)	—
Share-based compensation benefit	(2,391)	—	—
Nondeductible transaction costs	2,608	3,969	102
Nondeductible expenses	3,301	3,215	2,201
State income taxes	4,708	2,632	1,401
Tax-exempt income, net	(2,850)	(2,563)	(2,085)
Valuation allowance	(2,094)	(1,889)	1,889
Other	(813)	(246)	(258)
	$83,461	$70,915	$65,608

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2016	2015
Deferred tax assets:
Net operating and built-in loss carryforward	$21,381	$23,937
Covered loans	43,512	58,236
Purchase accounting adjustment - loans	10,682	15,689
Allowance for loan losses	20,703	17,462
Compensation and benefits	44,368	41,702
Legal and other reserves	15,985	11,269
Foreclosed property	16,486	13,219
Other	19,297	21,979
	192,414	203,493
Deferred tax liabilities:
Premises and equipment	21,013	26,518
FDIC Indemnification Asset	21,600	35,636
Intangible assets	17,392	20,945
Derivatives	8,581	9,861
Net unrealized change in securities and other investments	168	1,432
Loan servicing	23,187	19,363
Other	18,700	16,734
	110,641	130,489
Total net deferred tax asset	81,773	73,004
Less valuation allowance	—	(2,195)
Net deferred tax asset	$81,773	$70,809

The Company’s effective tax rate was 36.1%, 25.0% and 36.8% during 2016, 2015 and 2014, respectively. The effective tax rate during 2016 was relatively consistent with the statutory rate, but did include effects related to non-deductible transaction costs associated with the SWS Merger, offset by the reversal of a valuation allowance of $2.2 million previously established on a deferred tax asset associated with the SWS Merger and the recognition of excess tax benefits on share-based payment awards as a result of the Company’s adoption of the provisions of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016 as discussed in Note 33 to the consolidated financial statements. The lower effective tax rate during 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, during 2015, the Company recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock and also reversed a valuation allowance of $1.9 million previously established on a deferred tax asset for a capital loss carryforward.

At December 31, 2016 and 2015, the Company had net operating loss carryforwards for Federal income tax purposes of $37.8 million and $46.5 million, respectively (or $13.2 million and $16.2 million, respectively, on a tax effected basis). The net operating loss carryforwards are subject to an annual Section 382 limitation on their usage. These net operating loss carryforwards expire in 2032 and later years. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. At December 31, 2016, the Company also had a recognized built-in loss (“RBIL”) carryover of $20.5 million from the ownership change resulting from the SWS Merger. These RBILs, if recognized during a five year recognition period before January 1, 2020, are subject to the annual Section 382 limitation rules similar to the Company’s net operating loss carryforwards. The RBIL’s are expected to be fully realized prior to any expiration. The Company’s remaining net unrealized built-in loss of $11.3 million, if recognized during a five year recognition period before January 1, 2020, would also be subject to the Section 382 limitation.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance was necessary at December 31, 2016 against its gross deferred tax assets, compared with a valuation allowance of $2.2 million at December 31, 2015. This year-over-year decrease in the valuation allowance of $2.2 million was a result of the resolution of a contingent obligation that would have resulted in a capital loss from an investment acquired in the SWS Merger. The Company has no valuation allowance on the remainder of its deferred tax assets at December 31, 2016 or 2015.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At December 31, 2016 and 2015, the total amount of gross unrecognized tax benefits was $1.7 million and $0.6 million, respectively, of which $1.1 million and $0.4 million, respectively, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$644	$644	$—
Increases related to tax positions taken during a prior year	844	—	322
Increases related to tax positions taken during the current year	216	—	322
Balance, end of year	$1,704	$644	$644

The Company believes that it is reasonably possible that certain state matters may be concluded in the next twelve months. Specific positions that may be resolved include issues involving apportionment and various other matters. At December 31, 2016, the unrecognized tax benefit is recorded as taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2013. The Company is open for various state tax audits for tax years 2012 and later. The Company is currently under income tax examination by several state authorities for tax years 2013 and 2014. As of December 31, 2016, the state authorities have not proposed any significant adjustments to the Company’s tax positions for which the Company does not have adequate reserves.

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. In addition, Hilltop, PCC and the Bank made additional contributions to employees’ 401(k) accounts based on achievement of certain corporate objectives through December 31, 2015. The amount charged to operating expense for these matching contributions totaled $15.1 million, $12.6 million and $8.8 million during 2016, 2015 and 2014, respectively.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability of $8.9 million associated with separate retention agreements entered into between Hilltop and two executive officers. At December 31, 2016 and 2015, the recorded liability, including interest, was $9.0 million.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2016 and 2015, the carrying value of the policies included in other assets was $24.8 million and $24.2 million, respectively. During 2016, 2015 and 2014, the Bank recorded income of $0.6 million, $0.8 million and $0.4 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred Compensation Plan

As a result of the SWS Merger, the Company assumed a deferred compensation plan (the “SWS Plan”) that allows former SWS eligible officers and employees to defer a portion of their bonus compensation and commissions. The SWS Plan matched 15% of the deferrals made by participants up to a predetermined limit through matching contributions that vest ratably over four years. Pursuant to the terms of the SWS Plan, the trustee periodically purchased the former SWS common stock in the open market. As a result of the SWS Merger, the former SWS common shares were converted into Hilltop common stock based on the terms of the merger agreement. No further contributions can be made to this plan.

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2016 and 2015, respectively. Investments in Hilltop common stock, which are carried at cost and accounted for in a manner similar to treasury stock, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at December 31, 2016 and 2015, respectively.

17. Related Party Transactions

Pursuant to a Sublease Agreement, Diamond A Administration Company LLC (“Diamond A Admin”), an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 15.8% of Hilltop common stock at December 31, 2016, currently provides office space to Hilltop at a cost of $24 thousand per month. This Sublease Agreement continues in effect until July 31, 2018 or such earlier date that the base lease expires.

Jeremy B. Ford, a director and the President and Co-Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P. Diamond A Financial, L.P. owned 15.8% of the outstanding Hilltop common stock at December 31, 2016. He also is a director and the Secretary of Diamond A Admin, which provides office space to Hilltop as described the preceding paragraph. Diamond A Admin is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $27.3 million and $34.2 million at December 31, 2016 and 2015, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2016, total principal additions were $5.2 million and total principal payments were $12.1 million.

At December 31, 2016 and 2015, the Bank held deposits of related parties of $154.8 million and $61.5 million, respectively.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $6.0 million at December 31, 2016.

The Bank purchases loans from a company for which a related party serves as a director, president and chief executive officer. At December 31, 2016 and 2015, the outstanding balance of the purchased loans was $3.0 million and $3.9 million, respectively. The loans were purchased with recourse to the company in the ordinary course of business and the related party had no direct financial interest in the transactions.

PlainsCapital Equity, LLC is a limited partner in certain limited partnerships that have received loans from the Bank. The Bank made those loans in the normal course of business, using underwriting standards and offering terms that are substantially the same as those used or offered to non-affiliated borrowers. At December 31, 2016, the Bank had no outstanding loans in which PlainsCapital Equity, LLC had a limited partnership interest, while at December 31, 2015,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

outstanding loans were $0.1 million. The investment of PlainsCapital Equity, LLC in these limited partnerships was $3.6 million and $3.8 million at December 31, 2016 and 2015, respectively.

18. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $19.0 million and $23.0 million at December 31, 2016 and 2015, respectively.

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

On or about November 2, 2012, FSC was named in a lawsuit pending in the state of Rhode Island Superior Court styled Rhode Island Economic Development Corporation v. Wells Fargo Securities, LLC, et al. The lawsuit relates to FSC’s role as financial advisor to the State of Rhode Island, specifically in connection with the Rhode Island Economic Development Corporation’s issuance of $75 million in bonds to finance a loan to 38 Studios, LLC. 38 Studios, LLC ultimately failed to repay the loan and the Rhode Island Economic Development Corporation sought recovery to repay the bonds it issued to make such loan. During the first quarter of 2017, Hilltop Securities entered into a settlement agreement with the Rhode Island Commerce Corporation (formerly known as Rhode Island Economic Development Corporation). Under the settlement agreement, Hilltop Securities will pay $16.0 million to settle any and all claims in connection with the bonds, including the litigation related thereto. As of December 31, 2016, Hilltop Securities had fully reserved for this settlement amount.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2016 and 2015, the mortgage origination segment’s indemnification liability reserve totaled $18.2 million and $16.6 million, respectively. The provision for indemnification losses was $4.6 million, $4.0 million and $3.1 million during 2016, 2015 and 2014, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$57,298	$53,906	$51,912
Claims made	21,410	71,783	50,558
Claims resolved with no payment	(19,696)	(38,862)	(29,257)
Repurchases	(4,164)	(14,884)	(15,439)
Indemnification payments	(14,179)	(14,645)	(3,868)
Balance, end of year	$40,669	$57,298	$53,906

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$16,640	$17,619	$21,121
Additions for new sales	4,638	4,006	3,109
Repurchases	(392)	(1,420)	(1,593)
Early payment defaults	(241)	(64)	(143)
Indemnification payments	(2,482)	(3,027)	(1,708)
Change in estimate	76	(474)	(3,167)
Balance, end of year	$18,239	$16,640	$17,619

	December 31,
	2016	2015
Reserve for Indemnification Liability:
Specific claims	$1,661	$5,210
Incurred but not reported claims	16,578	11,430
Total	$18,239	$16,640

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $14.2 million at December 31, 2016 based on the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of December 31, 2016, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As of December 31, 2016, the Bank had billed $151.1 million of covered net losses to the FDIC, of which 80%, or $120.9 million, were reimbursable under the loss-share agreements. As of December 31, 2016, the Bank had received aggregate reimbursements of $120.9 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2016.

As discussed in Note 16 to the consolidated financial statements, effective upon completion of the PlainsCapital Merger, Hilltop entered into separate retention agreements with two executive officers, one having an initial term of three years (with automatic one-year renewals at the end of two years and each anniversary thereof) and the other having an initial term of two years (with automatic one-year renewals at the end of the first year and each anniversary thereof). Each of these retention agreements provides for severance pay benefits if the executive officer’s employment is terminated without “cause”.

In addition to these retention agreements, Hilltop and its subsidiaries maintain employment contracts with certain officers that provide for benefits in the event of a “change in control” as defined in these agreements.

Hilltop and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 12 years and under capital leases with remaining terms of 8 to 12 years. Rental expense under the operating leases was $41.9 million, $40.3 million and $31.4 million in 2016, 2015 and 2014, respectively.

Future minimum lease payments under these agreements follow (in thousands).

	Operating Leases	Capital Leases
2017	$34,800	$1,129
2018	31,514	1,167
2019	25,109	1,187
2020	20,177	1,198
2021	13,872	1,213
Thereafter	41,357	5,914
Total minimum lease payments	$166,829	11,808
Amount representing interest		(4,778)
Present value of minimum lease payments		$7,030

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.8 billion at December 31, 2016 and outstanding financial and performance standby letters of credit of $34.8 million at December 31, 2016.

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

20. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2016, 1,964,716 shares of common stock remain available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards.  Compensation expense related to the 2012 Plan and the 2003 Plan was $10.5 million, $8.6 million and $4.9 million during 2016, 2015 and 2014, respectively.

During 2016, 2015 and 2014, Hilltop granted 21,224, 13,631 and 9,519 shares of common stock, respectively, to certain non-employee members of the Company’s board of directors for services rendered to the Company pursuant to the 2012 Plan.

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

At December 31, 2016, unrecognized compensation expense related to outstanding Restricted Stock Awards of $33 thousand is expected to be recognized over a weighted average period of 0.64 years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Restricted Stock Units

The Compensation Committee of the board of directors of the Company has issued RSUs pursuant to the 2012 Plan. Certain RSUs are subject to time-based vesting conditions and generally provided for a cliff vest on the third anniversary of the grant date, while other RSUs provided for vesting based upon the achievement of certain performance goals over a three-year period service conditions set forth in the award agreements, with associated costs generally recognized on a straight-line basis over the respective vesting periods. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs may be subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

At December 31, 2016, 1,171,197 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 284,398 outstanding RSUs vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2016, unrecognized compensation expense related to outstanding RSUs of $12.9 million is expected to be recognized over a weighted average period of 1.42 years.

The following table summarizes information about nonvested Restricted Stock Award and RSU activity for the noted periods (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2013	471	$13.32	-	$-
Granted	-	$-	444	$23.16
Vested/Released	(2)	$13.25	(1)	$24.06
Forfeited	(3)	$13.25	(8)	$23.74
Balance, December 31, 2014	466	$13.32	435	$23.14
Granted	63	$19.95	491	$19.61
Vested/Released	(54)	$19.58	(12)	$22.45
Forfeited	(22)	$13.25	(39)	$21.93
Balance, December 31, 2015	453	$13.50	875	$21.22
Granted	-	$-	598	$17.78
Vested/Released	(447)	$13.41	(7)	$22.22
Forfeited	(2)	$19.72	(10)	$20.70
Balance, December 31, 2016	4	$19.95	1,456	$19.83

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 130,529 shares withheld to satisfy employee statutory tax obligations during 2016, 2015 and 2014. Pursuant to certain RSU award agreements, an aggregate of 8,247 vested RSUs at December 31, 2016 require deferral of the settlement in shares and statutory tax obligations to a future date.

Stock Options

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were fully vested and exercisable at November 2, 2015. As of December 31, 2016, all Stock Option Awards have been exercised.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21. Regulatory Matters

Banking and Hilltop

PlainsCapital and Hilltop are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require PlainsCapital and Hilltop to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

In January 2015, the comprehensive capital framework (“Basel III”) for U.S. banking organizations became effective for PlainsCapital and Hilltop for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019). Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of common equity Tier 1 capital and additional Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. The Company performs reviews of the classification and calculation of risk-weighted assets to ensure accuracy and compliance with the Basel III regulatory capital requirements. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as shown in the table below, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of December 31, 2016, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2016, under guidance issued by the Board of Governors of the Federal Reserve System.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at December 31, 2016 and 2015, respectively (dollars in thousands).  Based on the actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2016
Tier 1 capital (to average assets):
PlainsCapital	$1,108,484	12.35%	4.0%	4.0%	5.0%
Hilltop	1,652,101	13.51%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,108,484	14.64%	5.125%	7.0%	6.5%
Hilltop	1,602,400	18.30%	5.125%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,108,484	14.64%	6.625%	8.5%	8.0%
Hilltop	1,652,101	18.87%	6.625%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,164,767	15.38%	8.625%	10.5%	10.0%
Hilltop	1,693,240	19.34%	8.625%	10.5%	N/A

December 31, 2015
Tier 1 capital (to average assets):
PlainsCapital	$1,064,212	13.22%	4.0%	4.0%	5.0%
Hilltop	1,520,514	12.65%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,063,041	16.23%	4.5%	7.0%	6.5%
Hilltop	1,469,642	17.87%	4.5%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,064,212	16.25%	6.0%	8.5%	8.0%
Hilltop	1,520,514	18.48%	6.0%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,112,654	16.99%	8.0%	10.5%	10.0%
Hilltop	1,553,867	18.89%	8.0%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2016		December 31, 2015
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,337,746	$1,870,509	$1,293,327	$1,736,954
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	2,303	(485)	(567)	(2,629)
Deduct:
Goodwill and other disallowed intangible assets	(231,565)	(267,624)	(229,656)	(264,683)
Other	—	—	(63)	—
Common equity Tier 1 capital (as defined)	1,108,484	1,602,400	1,063,041	1,469,642
Add: Tier 1 capital
Trust preferred securities	—	65,000	—	65,000
Minority interests	—	—	1,171	1,171
Deduct:
Additional Tier 1 capital deductions	—	(15,299)	—	(15,299)
Tier 1 capital (as defined)	1,108,484	1,652,101	1,064,212	1,520,514
Add: Allowable Tier 2 capital
Allowance for loan losses	56,283	56,438	48,442	48,652
Net unrealized holding losses on equity securities	—	—	—	—
Deduct:
Additional Tier 2 capital deductions	—	(15,299)	—	(15,299)
Total capital (as defined)	$1,164,767	$1,693,240	$1,112,654	$1,553,867

Broker-Dealer

Pursuant to the net capital requirements of the Exchange Act, Hilltop Securities elected to determine its net capital requirement using the alternative method. Accordingly, Hilltop Securities is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 and 1,000,000, respectively, or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. HTS Independent Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness.

At December 31, 2016, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$135,079	$3,019
Less required net capital	9,563	250
Excess net capital	$125,516	$2,769

Net capital as a percentage of aggregate debit items	28.3%
Net capital in excess of 5% aggregate debit items	$111,172

Under certain conditions, the Hilltop Broker-Dealers may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At December 31, 2016 and 2015, the Hilltop Broker-Dealers held cash of $181.0 million and $158.6 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2016 and 2015. The fair values of these segregated assets included in special reserve accounts were determined using Level 1 inputs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by the United States Department of Housing and Urban Development (“HUD”) and the GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of December 31, 2016, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	December 31,
	2016	2015
Capital and surplus:
National Lloyds Insurance Company	$131,328	$121,750
American Summit Insurance Company	30,462	30,592

	Year Ended December 31,
	2016	2015	2014
Statutory net income:
National Lloyds Insurance Company	$13,043	$9,000	$14,893
American Summit Insurance Company	2,124	1,611	2,554

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2016, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2016, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2016, $220.9 million of its earnings was available for dividend declaration without prior regulatory approval.

At December 31, 2016, the maximum aggregate dividend that may be paid to NLC from its insurance company subsidiaries without regulatory approval was $16.1 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Dividend Declaration

On January 26, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.06 per common share, payable on February 28, 2017, to all common stockholders of record as of the close of business on February 15, 2017.

Stock Repurchase Programs

During the second quarter of 2015, the Company’s board of directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $30.0 million of its outstanding common stock. Under the stock repurchase program authorized, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of September 30, 2015, the Company had repurchased an aggregate of $30.0 million of its outstanding common stock. The extent to which the Company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations, as determined by Hilltop’s management team. During 2015, the Company paid $30.0 million to repurchase and retire an aggregate of 1,390,977 shares of common stock at an average price of $21.56 per share. These retired shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. This stock repurchase program terminated effective December 31, 2015.

The Company’s board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018, under which the Company may to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. Under the stock repurchase program authorized, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of December 31, 2016, the Company had not repurchased any shares of its outstanding common stock under this stock repurchase program. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team.

Series B Preferred Stock

As a result of the PlainsCapital Merger, the outstanding shares of PCC’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into 114,068 shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (“Hilltop Series B Preferred Stock”). The terms of the Hilltop Series B Preferred Stock provided for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock were senior to shares of Hilltop common stock with respect to dividends and liquidation preference, and qualified as Tier 1 Capital for regulatory purposes.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Other Noninterest Income and Expense

The following tables show the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2016	2015	2014
Other noninterest income:
Net gains from Hilltop Broker-Dealer structured finance activities	$86,383	$44,042	$16,228
Net gains from trading securities portfolio	15,926	12,796	2,126
Service charges on depositor accounts	14,162	15,169	16,730
Trust fees	6,782	7,113	6,330
Direct bill fees and insurance service fee income	4,818	5,329	5,719
Revenue from check and stored value cards	5,036	7,110	7,614
Commission and insurance agency income	4,206	3,819	3,380
Rent and other income from other real estate owned	1,461	3,559	5,703
FDIC indemnification asset accretion	242	1,147	3,445
Net gain on investment in SWS common stock	—	—	5,985
Other	15,248	6,381	6,281
	$154,264	$106,465	$79,541
Other noninterest expense:
Professional services	$86,518	$58,892	$44,557
Data processing	35,722	35,986	23,096
Unreimbursed loan closing costs	31,234	35,253	32,669
Marketing	31,127	26,957	21,372
Mortgage servicing-related costs	10,505	8,380	5,032
Amortization of intangible assets	10,174	12,375	11,138
Printing, stationery and supplies	9,008	7,949	4,902
FDIC "true-up"	8,750	5,475	—
Telecommunications	7,899	7,324	11,249
Acquisition costs	7,476	13,400	1,406
Funding fees	7,451	5,865	2,521
Repossession and foreclosure	7,042	14,385	17,621
Other	82,402	76,043	56,016
	$335,308	$308,284	$231,579

24. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the net interest margin. PrimeLending has interest rate risk relative to IRLCs and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). Additionally, PrimeLending has interest rate risk relative to its MSR asset. During the third quarter of 2014, PrimeLending began using derivative instruments, including interest rate swaps and swaptions, and U.S. Treasury bond futures and options to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $8.0 million and $17.3 million during 2016 and 2015, respectively, compared with a decrease of $16.3 million during 2014. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of the Hilltop Broker-Dealers’ derivatives decreased $23.4 million during 2016, compared with increases of $43.7 million and $16.2 million 2015 and 2014, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	December 31, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$944,550	$23,269	$944,942	$23,762
Commitments to purchase MBSs	3,616,922	(1,155)	3,151,862	8,350
Commitments to sell MBSs	5,609,250	(532)	5,038,565	(2,352)
Interest rate swaps and swaptions	32,452	(283)	409,982	490
U.S. Treasury bond futures and options (1)	297,000	—	—	—

(1)Changes in the fair value of these contracts are settled daily with PrimeLending’s counterparty.

PrimeLending has a payable totaling $19.1 million on its net liability derivative position on its commitments to sell MBSs at December 31, 2016, compared to cash collateral advances totaling $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at December 31, 2015. In addition, PrimeLending advanced cash collateral totaling $3.2 million on its U.S. Treasury bond futures and options at December 31, 2016 and $6.4 million in initial margin on its interest rate swaps and swaptions at December 31, 2015. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2016
Securities borrowed:
Institutional counterparties	$1,436,069	$—	$1,436,069	$(1,385,664)	$—	$50,405

Reverse repurchase agreements:
Institutional counterparties	89,430	—	89,430	(89,369)	—	61

Forward MBS derivatives:
Institutional counterparties	21,366	(3,893)	17,473	(9,012)	—	8,461
	$1,546,865	$(3,893)	$1,542,972	$(1,484,045)	$—	$58,927
December 31, 2015
Securities borrowed:
Institutional counterparties	$1,307,741	$—	$1,307,741	$(1,307,741)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,526	(393)	1,133	—	—	1,133

Reverse repurchase agreements:
Institutional counterparties	105,660	—	105,660	(105,412)	—	248

Forward MBS derivatives:
Institutional counterparties	1,377	—	1,377	(1,377)	—	—
	$1,416,304	$(393)	$1,415,911	$(1,414,530)	$—	$1,381

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2016
Securities loaned:
Institutional counterparties	$1,283,676	$—	$1,283,676	$(1,237,868)	$—	$45,808

Interest rate swaps and swaptions:
Institutional counterparties	297	(14)	283	(3,000)	—	(2,717)

Repurchase agreements:
Institutional counterparties	39,970	—	39,970	(39,970)	—	—
Customer counterparties	155,194	—	155,194	(155,194)	—	—

Forward MBS derivatives:
Institutional counterparties	19,159	—	19,159	(19,159)	—	—
	$1,498,296	$(14)	$1,498,282	$(1,455,191)	$—	$43,091
December 31, 2015
Securities loaned:
Institutional counterparties	$1,235,466	—	1,235,466	(1,235,466)	—	—

Interest rate swaps and swaptions:
Institutional counterparties	643	—	643	(2,519)	—	(1,876)

Repurchase agreements:
Institutional counterparties	69,748	—	69,748	(69,748)	—	—
Customer counterparties	148,000	—	148,000	(148,000)	—	—

Forward MBS derivatives:
Institutional counterparties	4,385	(1,769)	2,616	(1,420)	—	1,196
	$1,458,242	$(1,769)	$1,456,473	$(1,457,153)	$—	$(680)

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2016 or 2015.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2016	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$195,164	$—	$—	$—	$195,164

Securities lending transactions:
Corporate securities	14,816	—	—	—	14,816
Equity securities	1,268,860	—	—	—	1,268,860
Total	$1,478,840	$—	$—	$—	$1,478,840

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,478,840
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2015	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$201,090	$16,658	$—	$—	$217,748

Securities lending transactions:
U.S. Treasury and agency securities	12,646	—	—	—	12,646
Corporate securities	5,993	—	—	—	5,993
Equity securities	1,216,827	—	—	—	1,216,827
Total	$1,436,556	$16,658	$—	$—	$1,453,214

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,453,214
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2016	2015
Receivables:
Securities borrowed	$1,436,069	$1,307,741
Securities failed to deliver	33,834	25,087
Clearing organizations	—	16,701
Trades in process of settlement	10,223	5,707
Other	17,615	7,263
	$1,497,741	$1,362,499
Payables:
Securities loaned	$1,283,676	$1,235,466
Correspondents	31,040	69,046
Securities failed to receive	31,724	28,352
Trades in process of settlement	—	1,311
Clearing organizations and other	688	4,130
	$1,347,128	$1,338,305

27. Deferred Policy Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLC are deferred and charged against income ratably over the terms of the related policies. A summary of the activity in deferred policy acquisition costs is as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$19,874	$20,416	$20,991
Acquisition expenses capitalized	37,231	39,716	41,034
Amortization charged to income	(38,502)	(40,258)	(41,609)
Balance, end of year	$18,603	$19,874	$20,416

Amortization is included in policy acquisition and other underwriting expenses in the accompanying consolidated statements of operations.

28. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	December 31,
	2016	2015
Reserve for unpaid losses and allocated LAE balance, net	$25,203	$29,522
Reinsurance recoverables on unpaid losses	9,434	13,502
Unallocated LAE	1,189	1,333
Reserve for unpaid losses and LAE balance, gross	$35,826	$44,357

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of claims loss reserve development activity as of December 31, 2016 is presented in the following table (in thousands).

			December 31, 2016
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Year Ended December 31, 2016		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2012	$112,062	$114,517	$38	16,555
2013	109,662	111,011	90	15,569
2014	81,684	84,221	392	12,927
2015	82,940	88,477	3,314	14,723
2016	71,543	84,771	7,150	20,336
Total	457,891	$482,997
	97	All outstanding reserves prior to 2012, net of reinsurance
	$25,203	Reserve for unpaid losses and allocated LAE, net of reinsurance

29. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2016, reinsurance receivables have a carrying value of $13.7 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at December 31, 2016, based on NLC’s quality requirements.

Reinsurers with a balance in excess of 5% of the Company’s outstanding reinsurance receivables at December 31, 2016 are listed below (in thousands).

	Balances
	Due From	A.M. Best
	Reinsurers	Rating
Federal Emergency Management Agency	$3,439	N/A
Partner Reinsurance Co.	1,696	A
Aspen Bermuda	1,630	A
R&V Versicherung AG	1,269	N/A
Everest Re	1,239	A+
General Reinsurance Corporation	1,062	A++
Lloyd's Syndicate #2791	759	N/A
Lloyd's Syndicate #2001	718	A+
	$11,812

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2016		2015		2014
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$152,970	$159,884	$167,025	$169,334	$172,464	$173,496
Reinsurance assumed	11,338	11,024	10,714	10,283	9,746	8,960
Reinsurance ceded	(14,962)	(15,363)	(17,170)	(17,535)	(17,845)	(17,932)
Net premiums	$149,346	$155,545	$160,569	$162,082	$164,365	$164,524

The effects of reinsurance on incurred losses are as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Loss and LAE incurred	$113,494	$123,017	$97,011
Reinsurance recoverables	(24,251)	(23,951)	(2,582)
Net loss and LAE incurred	$89,243	$99,066	$94,429

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

Effective July 1, 2015, NLC renewed its catastrophic excess of loss reinsurance coverage for a two year period. At December 31, 2016, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention and/or loss; $25 million in excess of $25 million loss; $25 million in excess of $50 million loss and $50 million in excess of $75 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At December 31, 2016, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2017, NLC renewed its underlying excess of loss contract that provides $10.0 million aggregate coverage in excess of NLC’s per event retention and aggregate retention for sub-catastrophic events. NLC retains no participation beyond the first $1 million, which is consistent with 2016 and down from 9% participation in this coverage during 2015.

During 2016, 2015 and 2014, NLC experienced no significant catastrophes that resulted in losses in excess of retention at NLIC or ASIC. There were 15 tornado, hail and wind storms during 2016 that fit the coverage criteria for the underlying excess of loss contract providing aggregate coverage for sub-catastrophic events. These events had a gross incurred loss total of $44.0 million, which developed a reinsured recoverable of $10.0 million at the 100% subscription level. During 2015, the 11 tornado, hail and wind storms that exceeded retention had incurred losses of $35.3 million, which developed a reinsured recoverable of $9.1 million at the 91% subscription level. During 2014, the eight tornado, hail and wind storms that exceeded retention had incurred losses of $21.7 million, which developed a reinsured recoverable of $1.8 million at the 66% subscription level. These losses have no effect on net loss and LAE incurred beyond retention because the catastrophic events exceeded retention levels and are fully recoverable. The primary financial effect beyond the reinsurance retention is additional reinstatement premium payable to the affected reinsurers. Reinstatement premiums during 2016, 2015 and 2014 of $0.6 million, $0.2 million and $0.2 million, respectively, were recorded as ceded premiums.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Multi-line excess of loss coverage

Through December 31, 2015, in addition to the catastrophe reinsurance noted above, both NLIC and ASIC participated in an excess of loss program placed with various reinsurers. This program was limited to each risk with respect to property and liability in the amount of $500,000 for each of NLIC and ASIC. Each of NLIC and ASIC retained $500,000 in this program. Effective January 1, 2016, NLC did not renew its multi-line excess of loss coverage.

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

The banking segment includes the operations of the Bank and, since January 1, 2015, the operations of the former SWS FSB acquired in the SWS Merger. The broker-dealer segment includes the operations of FSC and, since January 1, 2015, the broker-dealer operations acquired in the SWS Merger. The mortgage origination segment is composed of PrimeLending, while the insurance segment is composed of NLC.

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

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$363,083	$31,172	$(11,589)	$3,164	$(7,257)	$18,958	$397,531
Provision for loan losses	40,673	(53)	—	—	—	—	40,620
Noninterest income	52,579	385,766	704,126	164,841	2	(20,349)	1,286,965
Noninterest expense	244,715	377,524	614,741	146,601	29,938	(1,048)	1,412,471
Income (loss) before income taxes	$130,274	$39,467	$77,796	$21,404	$(37,193)	$(343)	$231,405

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$369,493	$32,971	$(10,423)	$3,187	$(5,109)	$18,464	$408,583
Provision for loan losses	12,795	(80)	—	—	—	—	12,715
Noninterest income	62,639	334,495	597,163	171,185	81,289	(19,129)	1,227,642
Noninterest expense	243,926	367,812	539,257	158,720	31,926	(1,625)	1,340,016
Income (loss) before income taxes	$175,411	$(266)	$47,483	$15,652	$44,254	$960	$283,494

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$334,377	$12,144	$(12,591)	$3,672	$5,219	$18,320	$361,141
Provision for loan losses	16,916	17	—	—	—	—	16,933
Noninterest income	67,438	119,451	456,776	173,577	5,985	(23,916)	799,311
Noninterest expense	245,790	124,715	431,820	151,541	13,878	(2,391)	965,353
Income (loss) before income taxes	$139,109	$6,863	$12,365	$25,708	$(2,674)	$(3,205)	$178,166

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
December 31, 2016
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,527,518	$2,777,849	$2,042,458	$347,252	$2,032,749	$(3,989,764)	$12,738,062

December 31, 2015
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,707,433	$2,673,455	$1,737,843	$349,259	$1,905,547	$(3,506,536)	$11,867,001

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

31. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2016	2015	2014
Basic earnings per share:
Income applicable to Hilltop common stockholders	$145,894	$209,119	$105,947
Less: income applicable to participating shares	(6)	(952)	(547)
Net earnings available to Hilltop common stockholders	$145,888	$208,167	$105,400

Weighted average shares outstanding - basic	98,404	99,074	89,710

Basic earnings per common share	$1.48	$2.10	$1.18

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$145,894	$209,119	$105,947

Weighted average shares outstanding - basic	98,404	99,074	89,710
Effect of potentially dilutive securities	225	888	863
Weighted average shares outstanding - diluted	98,629	99,962	90,573

Diluted earnings per common share	$1.48	$2.09	$1.17

32. Condensed Financial Statements of Parent

Condensed financial statements of Hilltop (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
Dividends from bank and bank holding company subsidiaries	$87,826	$—	$—
Investment income	382	445	5,219
Interest expense	7,639	5,554	—
Net gain on investment in SWS common stock	—	—	5,985
Bargain purchase gain	—	81,289	—
Other income	2	—	—
General and administrative expense	29,938	31,926	13,878
Income (loss) before income taxes, equity in undistributed earnings of subsidiaries and preferred stock activity	50,633	44,254	(2,674)
Income tax benefit	(10,077)	(9,562)	(592)
Equity in undistributed earnings of subsidiaries	87,234	158,763	114,640
Net income	$147,944	$212,579	$112,558
Other comprehensive income (loss), net	(2,144)	1,978	35,514
Comprehensive income	$145,800	$214,557	$148,072

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Balance Sheets

	December 31,
	2016	2015	2014
Assets:
Cash and cash equivalents	$118,290	$55,542	$145,948
Investment in subsidiaries:
Bank and bank holding company subsidiaries	1,304,917	1,271,581	1,074,274
Nonbank subsidiaries	609,539	545,502	143,908
Investment in SWS common stock	—	—	70,282
Other assets	3	32,922	88,243
Total assets	$2,032,749	$1,905,547	$1,522,655
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$13,929	$20,419	$62,203
Notes payable	148,311	148,174	—
Stockholders’ equity	1,870,509	1,736,954	1,460,452
Total liabilities and stockholders’ equity	$2,032,749	$1,905,547	$1,522,655

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$147,944	$212,579	$112,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(87,234)	(158,763)	(114,640)
Bargain purchase gain	—	(81,289)	—
Deferred income taxes	(2,063)	12,429	156
Net gain on investment in SWS common stock	—	—	(5,985)
Other, net	20,812	2,443	(1,379)
Net cash provided by (used in) operating activities	79,459	(12,601)	(9,290)

Investing Activities:
Advance to (reimbursement from) nonbank subsidiaries	6,000	—	(6,000)
Capital contribution to nonbank subsidiaries	(20,000)	—	—
Cash paid for acquisition	—	(78,217)	—
Other, net	(98)	(31)	—
Net cash used in investing activities	(14,098)	(78,248)	(6,000)

Financing Activities:
Proceeds from issuance of common stock	4,139	—	—
Payments to repurchase common stock	—	(30,028)	—
Proceeds from issuance of notes payable	—	148,078	—
Dividends paid on common stock	(5,801)	—	—
Dividends paid on preferred stock	—	(3,539)	(5,619)
Redemption of preferred stock	—	(114,068)	—
Other, net	(951)	—	3,001
Net cash provided by (used in) financing activities	(2,613)	443	(2,618)

Net change in cash and cash equivalents	62,748	(90,406)	(17,908)
Cash and cash equivalents, beginning of year	55,542	145,948	163,856
Cash and cash equivalents, end of year	$118,290	$55,542	$145,948

Supplemental Schedule of Non-Cash Activities:
Common stock issued in acquisition	$—	$200,626	$—
Conversion of available for sale investment in SWS common stock	$—	$—	$71,502

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As discussed in Note 3 to the consolidated financial statements, Hilltop’s investment in SWS common stock was accounted for under the provisions of the Fair Value Option effective October 2, 2014. Hilltop had previously accounted for its investments in SWS as available for sale securities. Under the Fair Value Option, Hilltop’s investment in SWS common stock was recorded at fair value, with changes in fair value being recorded in other noninterest income within Hilltop’s condensed statement of operations rather than as a component of other comprehensive income. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million. For the period from October 3, 2014 through December 31, 2014, the change in fair value of Hilltop’s investment in SWS common stock resulted in a loss of $1.2 million. In the aggregate, Hilltop recorded a $6.0 million net gain in income within Hilltop’s condensed statement of operations during 2014.

During 2015, as further discussed in Note 13 to the consolidated financial statements, Hilltop completed an offering of $150.0 million aggregate principal amount of its 5% Senior Notes due 2025 and used the net proceeds of the offering to redeem all Hilltop’s outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and utilized the remainder for general corporate purposes.

During October 2016, the Company announced that its board of directors declared a quarterly cash dividend of $0.06 per common share, or $5.8 million, paid on November 30, 2016. In addition, during the fourth quarter of 2016, Hilltop’s subsidiaries declared and paid $37.8 million to the parent.

33. Recently Issued Accounting Standards

In January 2017, FASB issued ASU 2017-04 as part of its simplification initiative which removes Step 2 from the goodwill impairment test. The amendment eliminates the determination of goodwill impairment through calculation of the implied fair value when the carrying amount of a reporting unit exceeds its fair value. The amendment is effective for annual or interim goodwill impairment tests performed in annual periods beginning after December 15, 2019, using the prospective method. Early adoption is permitted for such goodwill impairment tests performed after January 1, 2017. As permitted within the amendment, the Company elected to early adopt and prospectively apply the provisions of this amendment as of January 1, 2017.

In January 2017, FASB issued ASU 2017-01 which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the prospective method. Early adoption is permitted. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In December 2016, FASB issued ASU 2016-19 which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in accounting guidance. Several provisions in this accounting guidance were effective immediately and did not have an impact on the Company’s consolidated financial statements. Additional provisions, including disclosure requirements for financial instruments, are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company has adopted the prospective provisions of the amendment as of January 1, 2017, which are not expected to have a significant effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the modified retrospective transaction method. Early adoption is permitted. The Company does not intend to adopt the provisions of the amendment early and does not expect such provisions to have a significant effect on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU 2016-15 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 15, 2017 using a retrospective transition method. Early adoption is permitted. The Company does not intend to adopt the provisions of the amendment early and does not expect such provisions to have a significant effect on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendment also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Early adoption is permitted no earlier than the first quarter of 2019. The Company does not intend to adopt the provisions of the amendment early and is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements. The extent of the change in allowance for loan losses will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In March 2016, FASB issued ASU 2016-09 as part of its simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either the prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, the Company elected to early adopt and prospectively apply the provisions of this amendment as of January 1, 2016.

In February 2016, FASB issued ASU 2016-02 related to leases. The new standard is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not intend to adopt the provisions of the amendment early. The Company is currently evaluating the provisions of the amendment on its consolidated financial statements, but upon adoption, expects to report higher assets and liabilities as a result of including additional leases on the consolidated balance sheets.

In January 2016, FASB issued ASU 2016-01 related to financial instruments. This amendment requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The amendment also impacts financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year, to clarify the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified, cumulative-effect approach wherein the guidance is applied only to existing contracts as of the date of initial application and to new contracts entered into thereafter. The Company does not intend to adopt the provisions of the amendment early and expects to adopt using the cumulative-effect approach. The Company is currently in the process of gathering an inventory of contracts with

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

customers and performing an in-depth assessment. The preliminary assessment suggests that the revenue recognition policies within the Company’s broker-dealer and banking segments are most likely to be effected when adopted. However, there are many aspects of this new accounting guidance that are still being interpreted to clarify and address certain implementation issues. The Company will continue to evaluate the impact on its future consolidated financial statements of both current and newly issued guidance associated with the amendment.

In May 2015, the FASB issued ASU 2015-09 requiring enhanced disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The amendment is effective for annual periods beginning after December 15, 2015 and interim reporting periods thereafter. The Company adopted the amendment as of January 1, 2016 and has included the enhanced disclosures in this Annual Report on Form 10-K for the year ended December 31, 2016.

34.  Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2016
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$118,335	$115,263	$114,202	$108,154	$455,954
Interest expense	14,211	16,093	13,805	14,314	58,423
Net interest income	104,124	99,170	100,397	93,840	397,531
Provision for loan losses	4,347	3,990	28,876	3,407	40,620
Noninterest income	309,127	354,458	346,005	277,375	1,286,965
Noninterest expense	355,784	364,133	367,365	325,189	1,412,471
Income before income taxes	53,120	85,505	50,161	42,619	231,405
Income tax expense	17,582	33,017	18,439	14,423	83,461
Net income	35,538	52,488	31,722	28,196	147,944
Less: Net income attributable to noncontrolling interest	217	556	648	629	2,050
Income attributable to Hilltop	$35,321	$51,932	$31,074	$27,567	$145,894

Earnings per common share:
Basic	$0.36	$0.53	$0.32	$0.28	$1.48
Diluted	$0.36	$0.53	$0.32	$0.28	$1.48

Cash dividends declared per common share	$0.06	$—	$—	$—	$0.06

	Year Ended December 31, 2015
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$115,962	$130,545	$115,662	$107,669	$469,838
Interest expense	16,649	15,334	14,995	14,277	61,255
Net interest income	99,313	115,211	100,667	93,392	408,583
Provision for loan losses	4,277	5,593	158	2,687	12,715
Noninterest income	276,927	296,469	301,400	352,846	1,227,642
Noninterest expense	338,721	333,502	353,317	314,476	1,340,016
Income before income taxes	33,242	72,585	48,592	129,075	283,494
Income tax expense	12,020	25,338	18,137	15,420	70,915
Net income	21,222	47,247	30,455	113,655	212,579
Less: Net income attributable to noncontrolling interest	495	353	405	353	1,606
Income attributable to Hilltop	$20,727	$46,894	$30,050	$113,302	$210,973
Dividends on preferred stock	—	—	428	1,426	1,854
Income applicable to Hilltop common stockholders	$20,727	$46,894	$29,622	$111,876	$209,119

Earnings per common share:
Basic	$0.21	$0.47	$0.30	$1.12	$2.10
Diluted	$0.21	$0.47	$0.30	$1.11	$2.09

Schedule I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					December 31, 2016
						Total of
						Incurred
						But Not
						Reported
						Reserves Plus	Cumulative
	Year Ended December 31, 2016					Development	Number of
Accident	2012	2013	2014	2015	2016	On Reported	Reported
Year	Unaudited	Unaudited	Unaudited	Unaudited		Claims	Claims
2012	$107,873	$108,753	$114,031	$114,067	$114,517	$38	16,555
2013		107,793	108,951	111,006	111,011	90	15,569
2014			83,784	85,037	84,221	392	12,927
2015				89,646	88,477	3,314	14,723
2016					84,771	7,150	20,336
					$482,997

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Year Ended December 31, 2016
Accident	2012	2013	2014	2015	2016
Year	Unaudited	Unaudited	Unaudited	Unaudited
2012	$89,603	$101,968	$107,126	$110,782	$112,062
2013		94,238	104,938	108,099	109,662
2014			70,831	79,713	81,684
2015				71,820	82,940
2016					71,543
				Total	$457,891
All outstanding reserves prior to 2012 , net of reinsurance					97
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance					$25,203