Form 10-Q
period 2017-03-31
Hilltop Holdings Inc.
filed 2017-04-25
CIK 1265131

0Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the registrant's common stock outstanding at April 25, 2017 was 98,529,976.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$545,928	$669,357
Federal funds sold	24,404	21,407
Securities purchased under agreements to resell	113,228	89,430
Assets segregated for regulatory purposes	166,395	180,993
Securities:
Trading, at fair value	373,300	265,534
Available for sale, at fair value (amortized cost of $755,290 and $598,198, respectively)	755,546	598,007
Held to maturity, at amortized cost (fair value of $331,387 and $345,088, respectively)	337,357	351,831
	1,466,203	1,215,372

Loans held for sale	1,329,493	1,795,463
Non-covered loans, net of unearned income	5,783,853	5,843,499
Allowance for non-covered loan losses	(55,157)	(54,186)
Non-covered loans, net	5,728,696	5,789,313

Covered loans, net of allowance of $753 and $413, respectively	234,681	255,714
Broker-dealer and clearing organization receivables	1,574,031	1,497,741
Premises and equipment, net	184,091	190,361
FDIC indemnification asset	47,940	71,313
Covered other real estate owned	45,374	51,642
Other assets	583,554	613,453
Goodwill	251,808	251,808
Other intangible assets, net	42,601	44,695
Total assets	$12,338,427	$12,738,062

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,272,905	$2,199,483
Interest-bearing	5,056,957	4,864,328
Total deposits	7,329,862	7,063,811

Broker-dealer and clearing organization payables	1,437,548	1,347,128
Short-term borrowings	753,777	1,417,289
Securities sold, not yet purchased, at fair value	144,193	153,889
Notes payable	324,701	317,912
Junior subordinated debentures	67,012	67,012
Other liabilities	392,025	496,501
Total liabilities	10,449,118	10,863,542
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 98,407,385 and 98,543,774 shares issued and outstanding, respectively	984	985
Additional paid-in capital	1,570,329	1,572,877
Accumulated other comprehensive income	897	485
Retained earnings	313,197	295,568
Deferred compensation employee stock trust, net	893	903
Employee stock trust (15,057 and 15,492 shares, at cost, respectively)	(300)	(309)
Total Hilltop stockholders' equity	1,886,000	1,870,509
Noncontrolling interests	3,309	4,011
Total stockholders' equity	1,889,309	1,874,520
Total liabilities and stockholders' equity	$12,338,427	$12,738,062

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans, including fees	$89,991	$91,533
Securities borrowed	8,053	7,589
Securities:
Taxable	7,027	6,367
Tax-exempt	1,244	1,637
Other	1,926	1,028
Total interest income	108,241	108,154

Interest expense:
Deposits	4,690	3,839
Securities loaned	6,340	5,987
Short-term borrowings	1,418	1,085
Notes payable	2,814	2,582
Junior subordinated debentures	711	645
Other	168	176
Total interest expense	16,141	14,314

Net interest income	92,100	93,840
Provision for loan losses	1,705	3,407
Net interest income after provision for loan losses	90,395	90,433

Noninterest income:
Net realized gains on securities	—	46
Net gains from sale of loans and other mortgage production income	124,150	127,297
Mortgage loan origination fees	19,556	18,813
Securities commissions and fees	39,057	38,317
Investment and securities advisory fees and commissions	22,202	23,819
Net insurance premiums earned	36,140	39,733
Other	30,334	29,350
Total noninterest income	271,439	277,375

Noninterest expense:
Employees' compensation and benefits	186,559	182,761
Occupancy and equipment, net	27,293	27,833
Loss and loss adjustment expenses	21,700	21,959
Policy acquisition and other underwriting expenses	11,229	11,252
Other	73,711	81,384
Total noninterest expense	320,492	325,189

Income before income taxes	41,342	42,619
Income tax expense	15,035	14,423

Net income	26,307	28,196
Less: Net income (loss) attributable to noncontrolling interest	(127)	629
Income attributable to Hilltop	$26,434	$27,567

Earnings per common share:
Basic	$0.27	$0.28
Diluted	$0.27	$0.28

Cash dividends declared per common share	$0.06	$—

Weighted average share information:
Basic	98,441	98,153
Diluted	98,757	98,669

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$26,307	$28,196
Other comprehensive income:
Net unrealized gains on securities available for sale, net of tax of $231 and $2,390, respectively	412	4,279
Reclassification adjustment for gains included in net income, net of tax of $0 and $(16), respectively	—	(30)
Comprehensive income	26,719	32,445
Less: comprehensive income (loss) attributable to noncontrolling interest	(127)	629

Comprehensive income applicable to Hilltop	$26,846	$31,816

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2015	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	27,567	—	—	—	27,567	629	28,196
Other comprehensive income	—	—	—	4,249	—	—	—	—	4,249	—	4,249
Issuance of common stock	500	5	3,845	—	—	—	—	—	3,850	—	3,850
Stock-based compensation expense	—	—	2,228	—	—	—	—	—	2,228	—	2,228
Common stock issued to board members	6	—	108	—	—	—	—	—	108	—	108
Issuance of common stock related to share-based awards, net	(1)	—	(33)	—	—	—	—	—	(33)	—	(33)
Retirement of common stock	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Deferred compensation plan	—	—	—	—	—	(14)	(1)	15	1	—	1
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(437)	(437)
Balance, March 31, 2016	98,585	$986	$1,567,150	$6,878	$183,042	$1,020	21	$(428)	$1,758,648	$1,363	$1,760,011

Balance, December 31, 2016	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	26,434	—	—	—	26,434	(127)	26,307
Other comprehensive income	—	—	—	412	—	—	—	—	412	—	412
Stock-based compensation expense	—	—	2,577	—	—	—	—	—	2,577	—	2,577
Common stock issued to board members	3	—	105	—	—	—	—	—	105	—	105
Issuance of common stock related to share-based awards, net	122	2	(1,031)	—	—	—	—	—	(1,029)	—	(1,029)
Repurchase of common stock	(262)	(3)	(4,199)	—	(3,003)	—	—	—	(7,205)	—	(7,205)
Dividends on common stock	—	—	—	—	(5,802)	—	—	—	(5,802)	—	(5,802)
Deferred compensation plan	—	—	—	—	—	(10)	—	9	(1)	—	(1)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(575)	(575)
Balance, March 31, 2017	98,407	$984	$1,570,329	$897	$313,197	$893	15	$(300)	$1,886,000	$3,309	$1,889,309

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$26,307	$28,196
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,705	3,407
Depreciation, amortization and accretion, net	(1,031)	(11,830)
Net realized gains on securities	—	(46)
Deferred income taxes	1,531	494
Other, net	1,990	8,320
Net change in securities purchased under agreements to resell	(23,798)	9,014
Net change in assets segregated for regulatory purposes	14,598	37,899
Net change in trading securities	(107,766)	(154,279)
Net change in broker-dealer and clearing organization receivables	(39,422)	130,858
Net change in FDIC indemnification asset	19,424	11,214
Net change in other assets	(8,702)	(50,550)
Net change in broker-dealer and clearing organization payables	110,694	(162,722)
Net change in other liabilities	(104,858)	(48,283)
Net change in securities sold, not yet purchased	(9,696)	35,660
Proceeds from sale of mortgage servicing rights asset	17,499	—
Net gains from sales of loans	(124,150)	(127,297)
Loans originated for sale	(2,939,349)	(3,052,579)
Proceeds from loans sold	3,514,340	3,352,409
Net cash provided by operating activities	349,316	9,885
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	15,152	21,398
Proceeds from sales, maturities and principal reductions of securities available for sale	83,048	64,918
Purchases of securities held to maturity	(831)	—
Purchases of securities available for sale	(240,757)	(51,531)
Net change in loans	57,902	(233,309)
Purchases of premises and equipment and other assets	(4,951)	(9,948)
Proceeds from sales of premises and equipment and other real estate owned	11,438	22,068
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	34,953	12,311
Net cash used in investing activities	(44,046)	(174,093)
Financing Activities
Net change in deposits	245,777	139,925
Net change in short-term borrowings	(663,512)	(114,452)
Proceeds from notes payable	72,382	5,553
Payments on notes payable	(65,573)	(12,028)
Proceeds from issuance of common stock	—	3,850
Payments to repurchase common stock	(7,205)	—
Dividends paid on common stock	(5,802)	—
Net cash distributed to noncontrolling interest	(575)	(437)
Taxes paid on employee stock awards netting activity	(838)	(33)
Other, net	(356)	(106)
Net cash provided by (used in) financing activities	(425,702)	22,272

Net change in cash and cash equivalents	(120,432)	(141,936)
Cash and cash equivalents, beginning of period	690,764	669,445
Cash and cash equivalents, end of period	$570,332	$527,509

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$14,407	$16,377
Cash paid for income taxes, net of refunds	$1,262	$831
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$1,945	$4,726
Additions to mortgage servicing rights	$1,224	$1,639

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), because the primary beneficiaries of the Trusts are not within the consolidated group.

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Hilltop Securities Independent Network Inc. (“HTS Independent Network”) (collectively, the “Hilltop Broker-Dealers”) and First Southwest Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC is a registered investment adviser under the Investment Advisers Act of 1940.

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

2. Recently Issued Accounting Standards

In April 2017, FASB issued ASU 2017-08 which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018, using the using the modified retrospective transaction method. As permitted within the amendment, the Company elected to early adopt and apply the provisions of this amendment as of January 1, 2017. This adoption had no effect on the Company’s consolidated financial statements.

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

In October 2016, FASB issued ASU No. 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the modified retrospective transaction method. Early adoption is permitted. The Company does not intend to adopt the provisions of the amendment early and does not expect such provisions to have a significant effect on the Company’s consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendment also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Although the Company does not intend to adopt the provisions of the amendment early. A cross-functional team is evaluating the provisions of the amendment and the impact on its future consolidated financial statements through the identification of data requirements and determination of necessary modifications to its existing credit loss model and processes. The extent of the change in allowance for loan losses will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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

In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year, to clarify the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified, cumulative-effect approach wherein the guidance is applied only to existing contracts as of the date of initial application and to new contracts entered into thereafter. The Company does not intend to adopt the provisions of the amendment early and expects to adopt using the cumulative-effect approach. The Company is currently in the process of gathering an inventory of contracts with customers and performing an in-depth assessment. The preliminary assessment suggests that the revenue recognition policies within the Company’s broker-dealer and banking segments are most likely to be effected when adopted. However, there are many aspects of this new accounting guidance that are still being interpreted to clarify and address certain implementation issues. The Company will continue to evaluate the impact on its future consolidated financial statements of both current and newly issued guidance associated with the amendment.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2017 and December 31, 2016, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.27 billion and $1.75 billion, respectively, and the unpaid principal balance of those loans was $1.22 billion and $1.71 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2017	Inputs	Inputs	Inputs	Fair Value
Trading securities	$3,640	$369,660	$—	$373,300
Available for sale securities	20,263	735,283	—	755,546
Loans held for sale	—	1,244,018	30,214	1,274,232
Derivative assets	—	72,906	—	72,906
MSR asset	—	—	45,573	45,573
Securities sold, not yet purchased	75,047	69,146	—	144,193
Derivative liabilities	—	37,024	—	37,024

	Level 1	Level 2	Level 3	Total
December 31, 2016	Inputs	Inputs	Inputs	Fair Value
Trading securities	$9,481	$256,053	$—	$265,534
Available for sale securities	19,840	578,167	—	598,007
Loans held for sale	—	1,712,697	35,801	1,748,498
Derivative assets	—	57,036	—	57,036
MSR asset	—	—	61,968	61,968
Securities sold, not yet purchased	60,715	93,174	—	153,889
Derivative liabilities	—	35,737	—	35,737

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2017
Loans held for sale	$35,801	$7,828	$(10,701)	$(2,714)	$—	$30,214
MSR asset	61,968	1,224	(17,499)	(120)	—	45,573
Total	$97,769	$9,052	$(28,200)	$(2,834)	$—	$75,787

Three months ended March 31, 2016
Trading securities	$1	$—	$—	$—	$—	$1
Loans held for sale	25,880	23,236	(4,237)	(4,334)	—	40,545
MSR asset	52,285	1,639	—	(14,061)	—	39,863
Total	$78,166	$24,875	$(4,237)	$(18,395)	$—	$80,409

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. Excluding the trading securities sold during the three months ended September 30, 2016, the unrealized gains (losses) relate to financial instruments still held at March 31, 2017.

For Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Inputs	(Weighted-Average)
Loans held for sale	Discounted cash flows / Market comparable	Projected price	88	-	97%	(96%)

MSR asset	Discounted cash flows	Constant prepayment rate			10.45%
		Discount rate			11.14%

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

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$8,862	$—	$8,862	$447	$—	$447
MSR asset	(120)	—	(120)	(14,061)	—	(14,061)

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans with a fair value of $172.9 million, $822.8 million and $73.5 million were acquired by the Company upon completion of the merger with PCC (the “PlainsCapital Merger”), the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”), and the acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the "SWS Merger"), whereby SWS’s banking subsidiary, Southwest Securities, FSB was merged into the Bank, respectively (collectively, the “Bank Transactions”). Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

At March 31, 2017, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	53%	49%	55%
Weighted average loss severity rate	61%	23%	29%
Weighted average prepayment speed	0%	8%	0%

At March 31, 2017, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 32%,  11% and 16%, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At March 31, 2017, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At March 31, 2017 and December 31, 2016, the estimated fair value of covered OREO was $45.4 million and $51.6 million, respectively, and the underlying fair value measurements utilized Level 2 and Level 3 inputs. The fair value of non-covered OREO at March 31, 2017 and December 31, 2016 was $4.6 million and $4.5 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31,
March 31, 2017	Inputs	Inputs	Inputs	Fair Value	2017	2016
Non-covered impaired loans	$—	$—	$47,054	$47,054	$(196)	$(33)
Covered impaired loans	—	—	41,777	41,777	(366)	332
Non-covered other real estate owned	—	2,894	—	2,894	(15)	—
Covered other real estate owned	—	3,762	—	3,762	(1,192)	(9,765)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 3 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2017	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$570,332	$570,332	$—	$—	$570,332
Securities purchased under agreements to resell	113,228	—	113,228	—	113,228
Assets segregated for regulatory purposes	166,395	166,395	—	—	166,395
Held to maturity securities	337,357	—	331,387	—	331,387
Loans held for sale	55,261	—	55,261	—	55,261
Non-covered loans, net	5,728,696	—	465,209	5,414,146	5,879,355
Covered loans, net	234,681	—	—	344,113	344,113
Broker-dealer and clearing organization receivables	1,574,031	—	1,574,031	—	1,574,031
FDIC indemnification asset	47,940	—	—	36,308	36,308
Other assets	63,558	—	57,983	5,575	63,558

Financial liabilities:
Deposits	7,329,862	—	7,323,110	—	7,323,110
Broker-dealer and clearing organization payables	1,437,548	—	1,437,548	—	1,437,548
Short-term borrowings	753,777	—	753,777	—	753,777
Debt	391,713	—	385,681	—	385,681
Other liabilities	5,436	—	5,436	—	5,436

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2016	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$690,764	$690,764	$—	$—	$690,764
Securities purchased under agreements to resell	89,430	—	89,430	—	89,430
Assets segregated for regulatory purposes	180,993	180,993	—	—	180,993
Held to maturity securities	351,831	—	345,088	—	345,088
Loans held for sale	46,965	—	46,965	—	46,965
Non-covered loans, net	5,789,313	—	502,077	5,459,975	5,962,052
Covered loans, net	255,714	—	—	367,444	367,444
Broker-dealer and clearing organization receivables	1,497,741	—	1,497,741	—	1,497,741
FDIC indemnification asset	71,313	—	—	60,173	60,173
Other assets	62,904	—	58,697	4,207	62,904

Financial liabilities:
Deposits	7,063,811	—	7,058,837	—	7,058,837
Broker-dealer and clearing organization payables	1,347,128	—	1,347,128	—	1,347,128
Short-term borrowings	1,417,289	—	1,417,289	—	1,417,289
Debt	384,924	—	378,822	—	378,822
Other liabilities	3,708	—	3,708	—	3,708

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2017	2016
U.S. Treasury securities	$314	$5,940
U.S. government agencies:
Bonds	51,586	36,303
Residential mortgage-backed securities	150,233	2,539
Commercial mortgage-backed securities	14,978	15,171
Collateralized mortgage obligations	1,353	5,607
Corporate debt securities	69,768	60,699
States and political subdivisions	66,274	89,946
Unit investment trusts	11,603	41,409
Private-label securitized product	3,849	4,292
Other	3,342	3,628
Totals	$373,300	$265,534

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $144.2 million and $153.9 million at March 31, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2017	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$101,683	$156	$(44)	$101,795
U.S. government agencies:
Bonds	100,984	857	(167)	101,674
Residential mortgage-backed securities	211,934	757	(3,018)	209,673
Commercial mortgage-backed securities	8,719	1	(40)	8,680
Collateralized mortgage obligations	157,656	31	(3,243)	154,444
Corporate debt securities	76,076	2,421	(40)	78,457
States and political subdivisions	78,644	1,635	(229)	80,050
Commercial mortgage-backed securities	499	11	—	510
Equity securities	19,095	1,243	(75)	20,263
Totals	$755,290	$7,112	$(6,856)	$755,546

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$31,701	$144	$(44)	$31,801
U.S. government agencies:
Bonds	121,838	881	(67)	122,652
Residential mortgage-backed securities	135,371	708	(2,941)	133,138
Commercial mortgage-backed securities	8,771	2	(58)	8,715
Collateralized mortgage obligations	117,879	29	(3,206)	114,702
Corporate debt securities	76,866	2,354	(91)	79,129
States and political subdivisions	86,353	1,498	(336)	87,515
Commercial mortgage-backed securities	499	16	—	515
Equity securities	18,920	1,263	(343)	19,840
Totals	$598,198	$6,895	$(7,086)	$598,007

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2017	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$40,513	$6	$(1,192)	$39,327
Residential mortgage-backed securities	18,717	128	(11)	18,834
Commercial mortgage-backed securities	31,604	102	(554)	31,152
Collateralized mortgage obligations	205,176	115	(3,077)	202,214
States and political subdivisions	41,347	130	(1,617)	39,860
Totals	$337,357	$481	$(6,451)	$331,387

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$40,513	$—	$(1,287)	$39,226
Residential mortgage-backed securities	19,606	13	(6)	19,613
Commercial mortgage-backed securities	31,767	102	(593)	31,276
Collateralized mortgage obligations	217,954	128	(3,372)	214,710
States and political subdivisions	41,991	70	(1,798)	40,263
Totals	$351,831	$313	$(7,056)	$345,088

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2017			December 31, 2016
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	7	$21,713	$44	7	$21,694	$44
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	21,713	44	7	21,694	44
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	7	74,923	167	1	14,908	67
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	74,923	167	1	14,908	67
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	16	155,596	3,018	12	109,398	2,941
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	16	155,596	3,018	12	109,398	2,941
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	7,100	40	2	7,127	58
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	7,100	40	2	7,127	58
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	17	124,634	2,332	11	91,144	2,340
Unrealized loss for twelve months or longer	8	17,895	911	8	19,320	866
	25	142,529	3,243	19	110,464	3,206
Corporate debt securities:
Unrealized loss for less than twelve months	2	3,977	40	3	5,899	91
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	3,977	40	3	5,899	91
States and political subdivisions:
Unrealized loss for less than twelve months	25	12,406	220	32	17,549	322
Unrealized loss for twelve months or longer	1	457	9	1	450	14
	26	12,863	229	33	17,999	336
Equity securities:
Unrealized loss for less than twelve months	1	54	—	—	—	—
Unrealized loss for twelve months or longer	2	7,009	75	2	11,107	343
	3	7,063	75	2	11,107	343
Total available for sale:
Unrealized loss for less than twelve months	77	400,403	5,861	68	267,719	5,863
Unrealized loss for twelve months or longer	11	25,361	995	11	30,877	1,223
	88	$425,764	$6,856	79	$298,596	$7,086

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	March 31, 2017			December 31, 2016
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	$33,321	$1,192	4	$33,225	$1,287
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	33,321	1,192	4	33,225	1,287
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	6,131	11	2	13,178	6
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	6,131	11	2	13,178	6
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	4	19,801	549	5	18,891	588
Unrealized loss for twelve months or longer	1	1,395	5	1	1,401	5
	5	21,196	554	6	20,292	593
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	18	169,154	3,077	19	187,669	3,372
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	18	169,154	3,077	19	187,669	3,372
States and political subdivisions:
Unrealized loss for less than twelve months	60	25,088	1,611	71	29,862	1,790
Unrealized loss for twelve months or longer	1	461	6	1	462	8
	61	25,549	1,617	72	30,324	1,798
Total held to maturity:
Unrealized loss for less than twelve months	87	253,495	6,440	101	282,825	7,043
Unrealized loss for twelve months or longer	2	1,856	11	2	1,863	13
	89	$255,351	$6,451	103	$284,688	$7,056

During the three months ended March 31, 2017 and 2016, the Company did not record any other-than-temporary impairments (“OTTI”). Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant recording any OTTI of the securities. The Company does not intend, nor does the Company believe that is it likely that the Company will be required, to sell these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at March 31, 2017 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$183,702	$183,982	$4,286	$4,297
Due after one year through five years	96,478	98,454	3,325	3,348
Due after five years through ten years	45,582	47,102	26,290	25,618
Due after ten years	31,625	32,438	47,959	45,924
	357,387	361,976	81,860	79,187

Residential mortgage-backed securities	211,934	209,673	18,717	18,834
Collateralized mortgage obligations	157,656	154,444	205,176	202,214
Commercial mortgage-backed securities	9,218	9,190	31,604	31,152
	$736,195	$735,283	$337,357	$331,387

The Company realized net gains of $5.9 million and $5.7 million from its trading securities portfolio during the three months ended March 31, 2017 and 2016, respectively. In addition, the Hilltop Broker-Dealers realized net gains from

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

trading activities primarily associated with the structured finance business of $6.6 million and $5.6 million during the three months ended March 31, 2017 and 2016, respectively. All such realized net gains are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $780.5 million and $695.1 million (with a fair value of $772.3 million and $688.1 million, respectively) at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at March 31, 2017 and December 31, 2016.

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

At both March 31, 2017 and December 31, 2016, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.2 million.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2017	2016
Commercial and industrial	$1,655,945	$1,696,453
Real estate	2,852,245	2,816,767
Construction and land development	767,798	786,850
Consumer	42,656	41,352
Broker-dealer (1)	465,209	502,077
	5,783,853	5,843,499
Allowance for non-covered loan losses	(55,157)	(54,186)
Total non-covered loans, net of allowance	$5,728,696	$5,789,313

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of non-covered PCI loans (in thousands).

	March 31,	December 31,
	2017	2016
Carrying amount	$47,765	$51,432
Outstanding balance	63,716	67,988

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for non-covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$13,116	$17,744
Reclassifications from nonaccretable difference, net(1)	139	2,343
Accretion	(1,813)	(3,919)
Balance, end of period	$11,442	$16,168

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $20.6 million and $22.8 million at March 31, 2017 and December 31, 2016, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$22,495	$6,558	$1,455	$8,013	$208
Unsecured	2,150	—	—	—	—
Real estate:
Secured by commercial properties	35,756	10,459	16,109	26,568	1,873
Secured by residential properties	13,256	8,414	1,779	10,193	181
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	4,983	1,030	1,683	2,713	326
Consumer	2,839	—	278	278	65
Broker-dealer	—	—	—	—	—
	81,479	26,461	21,304	47,765	2,653
Non-PCI
Commercial and industrial:
Secured	10,880	7,607	1,452	9,059	778
Unsecured	817	778	—	778	—
Real estate:
Secured by commercial properties	11,949	11,596	—	11,596	—
Secured by residential properties	1,334	1,074	—	1,074	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	680	—	661	661	144
Consumer	228	223	—	223	—
Broker-dealer	—	—	—	—	—
	25,903	21,278	2,113	23,391	922
	$107,382	$47,739	$23,417	$71,156	$3,575

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$25,354	$3,234	$5,438	$8,672	$557
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	38,005	11,097	17,413	28,510	1,907
Secured by residential properties	13,606	7,401	3,088	10,489	200
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	5,780	1,391	2,076	3,467	377
Consumer	3,223	237	57	294	56
Broker-dealer	—	—	—	—	—
	85,968	23,360	28,072	51,432	3,097
Non-PCI
Commercial and industrial:
Secured	6,311	3,313	1,372	4,685	115
Unsecured	946	925	—	925	—
Real estate:
Secured by commercial properties	10,134	10,000	—	10,000	—
Secured by residential properties	1,344	1,116	—	1,116	—
Construction and land development:
Residential construction loans	28	28	—	28	—
Commercial construction loans and land development	738	48	679	727	167
Consumer	246	244	—	244	—
Broker-dealer	—	—	—	—	—
	19,747	15,674	2,051	17,725	282
	$105,715	$39,034	$30,123	$69,157	$3,379

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2017	2016
Commercial and industrial:
Secured	$15,215	$26,155
Unsecured	852	41
Real estate:
Secured by commercial properties	38,337	40,371
Secured by residential properties	11,436	12,524
Construction and land development:
Residential construction loans	14	111
Commercial construction loans and land development	3,784	4,622
Consumer	520	655
Broker-dealer	—	—
	$70,158	$84,479

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2017	2016
Commercial and industrial:
Secured	$12,712	$8,590
Unsecured	778	925
Real estate:
Secured by commercial properties	11,596	11,034
Secured by residential properties	1,074	1,197
Construction and land development:
Residential construction loans	—	28
Commercial construction loans and land development	661	727
Consumer	223	244
Broker-dealer	—	—
	$27,044	$22,745

At March 31, 2017 and December 31, 2016, non-covered non-accrual loans included non-covered PCI loans of $3.7 million and $5.0 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.8 million and $1.7 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at March 31, 2017 and December 31, 2016, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.3 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding TDRs granted during the three months ended March 31, 2017 and 2016, respectively is shown in the following table (in thousands). At March 31, 2017 and December 31, 2016, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,357	$1,342	1	$1,196	$1,196
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,470	—	—	—
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	2	$2,838	$2,812	1	$1,196	$1,196

All of the non-covered loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured non-covered loans during the three months ened March 31, 2017 and 2016.

The following table presents information regarding TDRs granted during the twelve months preceding March 31, 2017 and 2016, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding March 31, 2017			Twelve Months Preceding March 31, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	—	$—	$—
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,470	1	1,084	1,017
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	1	$1,481	$1,470	1	$1,084	$1,017

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2017	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$3,816	$1,186	$3,643	$8,645	$1,544,697	$8,013	$1,561,355	$14
Unsecured	1,814	—	—	1,814	92,776	—	94,590	—
Real estate:
Secured by commercial properties	5,489	54	78	5,621	2,025,795	26,568	2,057,984	—
Secured by residential properties	602	419	—	1,021	783,047	10,193	794,261	—
Construction and land development:
Residential construction loans	—	—	—	—	136,354	—	136,354	—
Commercial construction loans and land development	24	—	661	685	628,046	2,713	631,444	—
Consumer	230	26	4	260	42,118	278	42,656	4
Broker-dealer	—	—	—	—	465,209	—	465,209	—
	$11,975	$1,685	$4,386	$18,046	$5,718,042	$47,765	$5,783,853	$18

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2016	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$4,727	$704	$6,770	$12,201	$1,576,239	$8,672	$1,597,112	$3,095
Unsecured	596	1	909	1,506	97,835	—	99,341	1
Real estate:
Secured by commercial properties	550	9,417	1,492	11,459	1,915,126	28,510	1,955,095	—
Secured by residential properties	506	361	369	1,236	849,947	10,489	861,672	—
Construction and land development:
Residential construction loans	—	28	—	28	128,624	—	128,652	—
Commercial construction loans and land development	2,500	1,784	48	4,332	650,399	3,467	658,198	—
Consumer	176	31	—	207	40,851	294	41,352	—
Broker-dealer	—	—	—	—	502,077	—	502,077	—
	$9,055	$12,326	$9,588	$30,969	$5,761,098	$51,432	$5,843,499	$3,096

In addition to the non-covered loans shown in the table above, $42.7 million and $44.4 million of loans included in loans held for sale (with an unpaid principal balance of $43.5 million and $44.9 million, respectively) were 90 days past due and accruing interest at March 31, 2017 and December 31, 2016, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

March 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,495,445	$853	$57,044	$8,013	$1,561,355
Unsecured	93,186	—	1,404	—	94,590
Real estate:
Secured by commercial properties	2,001,976	975	28,465	26,568	2,057,984
Secured by residential properties	775,056	3,321	5,691	10,193	794,261
Construction and land development:
Residential construction loans	136,354	—	—	—	136,354
Commercial construction loans and land development	627,893	—	838	2,713	631,444
Consumer	42,128	5	245	278	42,656
Broker-dealer	465,209	—	—	—	465,209
	$5,637,247	$5,154	$93,687	$47,765	$5,783,853

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,531,895	$72	$56,473	$8,672	$1,597,112
Unsecured	97,646	—	1,695	—	99,341
Real estate:
Secured by commercial properties	1,888,231	3,693	34,661	28,510	1,955,095
Secured by residential properties	846,420	—	4,763	10,489	861,672
Construction and land development:
Residential construction loans	128,624	—	28	—	128,652
Commercial construction loans and land development	653,808	—	923	3,467	658,198
Consumer	40,789	6	263	294	41,352
Broker-dealer	502,077	—	—	—	502,077
	$5,689,490	$3,771	$98,806	$51,432	$5,843,499

Allowance for Loan Losses

The allowance for both originated and acquired loans is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. The Company’s analysis of the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

and Lease Losses and the Receivables and Contingencies Topics of the ASC is described in detail in Note 5 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended March 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,369	$25,236	$7,002	$424	$155	$54,186
Provision charged to (recapture from) operations	475	922	(112)	56	(132)	1,209
Loans charged off	(605)	(82)	(11)	(34)	—	(732)
Recoveries on charged off loans	440	36	—	18	—	494
Balance, end of period	$21,679	$26,112	$6,879	$464	$23	$55,157

	Commercial and		Construction and
Three Months Ended March 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$19,845	$18,983	$6,064	$314	$209	$45,415
Provision charged to (recapture from) operations	1,016	3,233	(503)	32	(93)	3,685
Loans charged off	(1,350)	—	—	(52)	(2)	(1,404)
Recoveries on charged off loans	658	56	—	40	—	754
Balance, end of period	$20,169	$22,272	$5,561	$334	$114	$48,450

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$8,719	$10,842	$661	$186	$—	$20,408
Loans collectively evaluated for impairment	1,639,213	2,804,642	764,424	42,192	465,209	5,715,680
PCI Loans	8,013	36,761	2,713	278	—	47,765
	$1,655,945	$2,852,245	$767,798	$42,656	$465,209	$5,783,853

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$4,508	$9,704	$727	$205	$—	$15,144
Loans collectively evaluated for impairment	1,683,273	2,768,064	782,656	40,853	502,077	5,776,923
PCI Loans	8,672	38,999	3,467	294	—	51,432
	$1,696,453	$2,816,767	$786,850	$41,352	$502,077	$5,843,499

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$778	$—	$144	$—	$—	$922
Loans collectively evaluated for impairment	20,693	24,058	6,409	399	23	51,582
PCI Loans	208	2,054	326	65	—	2,653
	$21,679	$26,112	$6,879	$464	$23	$55,157

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$115	$—	$167	$—	$—	$282
Loans collectively evaluated for impairment	20,697	23,129	6,458	368	155	50,807
PCI Loans	557	2,107	377	56	—	3,097
	$21,369	$25,236	$7,002	$424	$155	$54,186

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Covered Assets and Indemnification Asset

The Bank acquired certain assets and assumed certain liabilities of FNB in connection with an FDIC-assisted transaction on September 13, 2013 (the “Bank Closing Date”). As part of the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO are referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At March 31, 2017, the Bank has recorded a related “true-up” payment accrual of $14.9 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	March 31,	December 31,
	2017	2016
Commercial and industrial	$2,022	$2,697
Real estate	227,241	244,469
Construction and land development	6,171	8,961
	235,434	256,127
Allowance for covered loans	(753)	(413)
Total covered loans, net of allowance	$234,681	$255,714

The following table presents the carrying value and the outstanding contractual balance of covered PCI loans (in thousands).

	March 31,	December 31,
	2017	2016
Carrying amount	$118,393	$133,754
Outstanding balance	240,801	266,098

Changes in the accretable yield for covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$143,731	$176,719
Reclassifications from nonaccretable difference, net(1)	11,406	9,633
Transfer of loans to covered OREO(2)	(118)	(109)
Accretion	(12,553)	(17,110)
Balance, end of period	$142,466	$169,133

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts, but may also include the reclassification and immediate income recognition of nonaccretable difference due to the favorable resolution of loans accounted for individually. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

(2)	Transfer of loans to covered OREO is the difference between the value removed from the pool and the expected cash flows for the loan.

The remaining nonaccretable difference for covered PCI loans was $66.6 million and $94.5 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$5,350	$537	$191	$728	$7
Unsecured	6,908	173	—	173	—
Real estate:
Secured by commercial properties	130,869	29,355	15,326	44,681	578
Secured by residential properties	142,319	69,043	1,192	70,235	125
Construction and land development:
Residential construction loans	879	—	—	—	—
Commercial construction loans and land development	20,310	2,576	—	2,576	—
	306,635	101,684	16,709	118,393	710
Non-PCI
Commercial and industrial:
Secured	52	52	—	52	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	392	302	—	302	—
Secured by residential properties	4,445	3,793	—	3,793	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	36	30	—	30	—
	4,925	4,177	—	4,177	—
	$311,560	$105,861	$16,709	$122,570	$710

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$10,579	$1,024	$189	$1,213	$13
Unsecured	3,259	299	—	299	—
Real estate:
Secured by commercial properties	143,934	26,415	26,222	52,637	271
Secured by residential properties	148,384	73,240	1,161	74,401	60
Construction and land development:
Residential construction loans	766	—	—	—	—
Commercial construction loans and land development	23,522	5,204	—	5,204	—
	330,444	106,182	27,572	133,754	344
Non-PCI
Commercial and industrial:
Secured	52	52	—	52	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	396	310	—	310	—
Secured by residential properties	4,175	3,537	—	3,537	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	24	20	—	20	—
	4,647	3,919	—	3,919	—
	$335,091	$110,101	$27,572	$137,673	$344

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2017	2016
Commercial and industrial:
Secured	$1,023	$5,509
Unsecured	236	1,786
Real estate:
Secured by commercial properties	48,965	92,941
Secured by residential properties	75,983	95,788
Construction and land development:
Residential construction loans	—	673
Commercial construction loans and land development	3,915	17,365
	$130,122	$214,062

Covered non-accrual loans are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2017	2016
Commercial and industrial:
Secured	$52	$52
Unsecured	—	—
Real estate:
Secured by commercial properties	302	730
Secured by residential properties	3,294	3,035
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	30	19
	$3,678	$3,836

At March 31, 2017, there were no covered PCI loans included within non-accrual loans for which discount accretion has been suspended. At December 31, 2016, covered non-accrual loans included covered PCI loans of $0.4 million, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $0.1 million during the three months ended March 31, 2017, while interest income recorded on covered impaired loans during the three months ended March 31, 2016 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The Bank did not grant any TDRs during the three months ended March 31, 2017 and 2016, respectively. Pooled Loans are not in the scope of the disclosure requirements for TDRs. At March 31, 2017 and December 31, 2016, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

There were no TDRs granted during the twelve months preceding March 31, 2017 and 2016, respectively, for which a payment was at least 30 days past due.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
March 31, 2017	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$96	$96	$1,025	$728	$1,849	$44
Unsecured	—	—	—	—	—	173	173	—
Real estate:
Secured by commercial properties	74	—	—	74	18,446	44,681	63,201	—
Secured by residential properties	3,352	1,182	1,361	5,895	87,910	70,235	164,040	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	—	—	13	13	3,582	2,576	6,171	—
	$3,426	$1,182	$1,470	$6,078	$110,963	$118,393	$235,434	$44

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2016	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$6	$96	$102	$1,083	$1,213	$2,398	$44
Unsecured	—	—	—	—	—	299	299	—
Real estate:
Secured by commercial properties	96	229	—	325	19,132	52,637	72,094	—
Secured by residential properties	3,511	1,345	1,479	6,335	91,639	74,401	172,375	129
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	15	—	—	15	3,742	5,204	8,961	—
	$3,622	$1,580	$1,575	$6,777	$115,596	$133,754	$256,127	$173

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

March 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$543	$—	$578	$728	$1,849
Unsecured	—	—	—	173	173
Real estate:
Secured by commercial properties	17,210	—	1,310	44,681	63,201
Secured by residential properties	86,695	453	6,657	70,235	164,040
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,143	—	1,452	2,576	6,171
	$106,591	$453	$9,997	$118,393	$235,434

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$592	$—	$593	$1,213	$2,398
Unsecured	—	—	—	299	299
Real estate:
Secured by commercial properties	17,996	—	1,461	52,637	72,094
Secured by residential properties	90,563	461	6,950	74,401	172,375
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,281	—	1,476	5,204	8,961
	$111,432	$461	$10,480	$133,754	$256,127

The Bank’s impairment methodology for covered loans is consistent with the methodology for non-covered loans, and is discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended March 31, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$35	$378	$—	$413
Provision charged to (recapture from) operations	(17)	513	—	496
Loans charged off	(6)	(160)	—	(166)
Recoveries on charged off loans	4	5	1	10
Balance, end of period	$16	$736	$1	$753

	Commercial and		Construction and
Three months ended March 31, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$758	$774	$—	$1,532
Provision charged to (recapture from) operations	(314)	(23)	59	(278)
Loans charged off	(6)	(16)	(22)	(44)
Recoveries on charged off loans	—	7	—	7
Balance, end of period	$438	$742	$37	$1,217

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,121	112,325	3,595	117,041
PCI Loans	901	114,916	2,576	118,393
	$2,022	$227,241	$6,171	$235,434

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,185	117,431	3,757	122,373
PCI Loans	1,512	127,038	5,204	133,754
	$2,697	$244,469	$8,961	$256,127

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	9	33	1	43
PCI Loans	7	703	—	710
	$16	$736	$1	$753

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	22	47	—	69
PCI Loans	13	331	—	344
	$35	$378	$—	$413

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$51,642	$99,090
Additions to covered OREO	1,723	4,542
Dispositions of covered OREO	(6,799)	(14,977)
Valuation adjustments in the period	(1,192)	(9,765)
Balance, end of period	$45,374	$78,890

During the three months ended March 31, 2017 and 2016, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information, as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to the initially recorded fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold.

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$71,313	$91,648
FDIC Indemnification Asset accretion (amortization)	(3,949)	87
Transfers to due from FDIC and other	(19,424)	(11,213)
Balance, end of period	$47,940	$80,522

As of March 31, 2017, the Bank had billed and collected $140.3 million from the FDIC, which represented reimbursable covered losses and expenses through December 31, 2016.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$61,968	$52,285
Additions	1,224	1,639
Sales	(17,499)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	857	(12,842)
Due to customer payoffs	(977)	(1,219)
Balance, end of period	$45,573	$39,863

	March 31,	December 31,
	2017	2016
Mortgage loans serviced for others	$3,789,523	$5,480,943
MSR asset as a percentage of serviced mortgage loans	1.20%	1.13%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2017	2016
Weighted average constant prepayment rate	10.45%	10.47%
Weighted average discount rate	11.14%	10.95%
Weighted average life (in years)	7.0	6.9

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2017	2016
Constant prepayment rate:
Impact of 10% adverse change	$(1,648)	$(2,297)
Impact of 20% adverse change	(3,235)	(4,471)
Discount rate:
Impact of 10% adverse change	(1,895)	(2,539)
Impact of 20% adverse change	(3,641)	(4,882)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $6.5 million and $5.9 million during the three months ended March 31, 2017 and 2016, respectively,  were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2017	2016
Noninterest-bearing demand	$2,272,905	$2,199,483
Interest-bearing:
NOW accounts	1,224,157	1,252,832
Money market	1,891,500	1,626,218
Brokered - money market	125,205	125,272
Demand	389,376	384,847
Savings	239,743	279,911
Time	1,166,383	1,145,859
Brokered - time	20,593	49,389
	$7,329,862	$7,063,811

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2017	2016
Federal funds purchased	$112,350	$87,125
Securities sold under agreements to repurchase	364,927	195,164
Federal Home Loan Bank	150,000	1,000,000
Short-term bank loans	126,500	135,000
	$753,777	$1,417,289

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and the Hilltop Broker-Dealers execute transactions to sell securities under agreements to repurchase with both customers and other broker-dealers. Securities involved in these transactions are held by the Bank, the Hilltop Broker-Dealers or a third-party dealer.

Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following tables (dollars in thousands).

	Three Months Ended March 31,
	2017	2016
Average balance during the period	$386,624	$329,392
Average interest rate during the period	0.76%	0.49%

	March 31,	December 31,
	2017	2016
Average interest rate at end of period	0.69%	0.42%
Securities underlying the agreements at end of period:
Carrying value	$371,859	$209,877
Estimated fair value	$379,390	$206,641

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

	Three Months Ended March 31,
	2017	2016
Average balance during the period	$180,000	$234,341
Average interest rate during the period	0.61%	0.44%

	March 31,	December 31,
	2017	2016
Average interest rate at end of period	0.90%	0.55%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2017 and December 31, 2016 was 1.84% and 1.59%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2017	2016
Senior Notes due April 2025, net of discount of $1,654 and $1,689, respectively	$148,346	$148,311
FHLB notes, net of premium of $572 and $627, respectively, with maturities ranging from April 2017 to June 2030	102,194	102,596
Insurance company note payable due March 2035	20,000	20,000
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company line of credit due December 31, 2017	3,000	3,000
Ventures line of credit due August 2017	17,952	16,505
Mutual line of credit due October 2017	5,709	—
	$324,701	$317,912

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 36.4% and 33.8% during the three months ended March 31, 2017 and 2016, respectively. The effective tax rate during the three months ended March 31, 2016 was lower than the statutory rate primarily due to the recognition of excess tax benefits on share-based payment awards.

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

As a part of an industry-wide Inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the United States Department of Justice (the “DOJ”) related to this Inquiry. According to the Civil Investigative Demand, the DOJ is conducting an investigation to determine whether PrimeLending has violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. The DOJ has advised PrimeLending that, based upon its review of a sample of loans for which an FHA insurance claim was paid by the U.S. Department of Housing and Urban Development (“HUD”), some of the loans do not meet FHA underwriting guidelines. PrimeLending, based upon its own

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

review of the loan sample, does not agree with the sampling methodology and loan analysis employed by the DOJ. Remedies in these proceedings or settlements may include statutory damages, indemnification, fines and/or penalties. While we cannot estimate PrimeLending’s liability at this time, many institutions have settled these matters on terms that included large monetary penalties. PrimeLending has fully cooperated with this Inquiry, and continues its discussions with the DOJ.

While the final outcome of litigation and claims exposures or of any Inquiries is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation and Inquiries will not, except related to specific matters disclosed above, have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any of the matters discussed above could be material to the Company’s business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.

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

At March 31, 2017 and December 31, 2016, the mortgage origination segment’s indemnification liability reserve totaled $19.0 million and $18.2 million, respectively. The provision for indemnification losses was $0.8 million and $0.9 million during the three months ended March 31, 2017 and 2016, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$40,669	$57,298
Claims made	8,379	4,548
Claims resolved with no payment	(8,098)	(6,115)
Repurchases	(1,461)	(1,157)
Indemnification payments	(244)	(372)
Balance, end of period	$39,245	$54,202

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$18,239	$16,640
Additions for new sales	847	878
Repurchases	(102)	(112)
Early payment defaults	(69)	(90)
Indemnification payments	(42)	(169)
Change in estimate	79	—
Balance, end of period	$18,952	$17,147

	March 31,	December 31,
	2017	2016
Reserve for Indemnification Liability:
Specific claims	$1,751	$1,661
Incurred but not reported claims	17,201	16,578
Total	$18,952	$18,239

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $14.9 million at March 31, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of March 31, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As of March 31, 2017, the Bank had billed $175.4 million of covered net losses to the FDIC, of which 80%, or $140.3 million, were reimbursable under the loss-share agreements. As of March 31, 2017, the Bank had received aggregate reimbursements of $140.3 million from the FDIC, which represented reimbursable covered losses and expenses through December 31, 2016.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at March 31, 2017 and outstanding financial and performance standby letters of credit of $32.7 million at March 31, 2017.

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

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At March 31, 2017, 1,769,625 shares of common stock remained available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $2.7 million and $2.3 million during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017 and 2016, Hilltop granted 3,513 and 5,516 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s Board of Directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Awards and RSUs

The following table summarizes information about nonvested Restricted Stock Award and RSU activity for the three months ended March 31, 2017 (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2016	4	$19.95	1,456	$19.83
Granted	-	$-	228	$28.15
Vested/Released	-	$-	(151)	$23.38
Forfeited	-	$-	(37)	$24.36
Balance, March 31, 2017	4	$19.95	1,496	$20.63

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 29,727 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2017. Pursuant to certain RSU award agreements, an aggregate of 8,247 vested RSUs at March 31, 2017 require deferral of the settlement in shares and statutory tax obligations to a future date.

At March 31, 2017, unrecognized compensation expense related to outstanding Restricted Stock Awards of $27 thousand is expected to be recognized over a weighted average period of 0.39 years.

During the three months ended March 31, 2017, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 210,888 RSUs pursuant to the 2012 Plan. At March 31, 2017, 121,449 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 89,439 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At March 31, 2017, in the aggregate, 1,191,893 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 303,800 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2017, unrecognized compensation expense related to outstanding RSUs of $16.3 million is expected to be recognized over a weighted average period of 1.54 years.

15. Regulatory Matters

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as shown in the table below, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of March 31, 2017, as well as the fully phased-in requirements through 2019.

The following table shows the PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at March 31, 2017 and December 31, 2016, respectively (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2017
Tier 1 capital (to average assets):
PlainsCapital	$1,125,727	13.09%	4.0%	4.0%	5.0%
Hilltop	1,654,189	13.98%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,125,727	15.50%	5.75%	7.0%	6.5%
Hilltop	1,604,840	19.03%	5.75%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,125,727	15.50%	7.25%	8.5%	8.0%
Hilltop	1,654,189	19.62%	7.25%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,183,495	16.30%	9.25%	10.5%	10.0%
Hilltop	1,696,330	20.12%	9.25%	10.5%	N/A

December 31, 2016
Tier 1 capital (to average assets):
PlainsCapital	$1,108,484	12.35%	4.0%	4.0%	5.0%
Hilltop	1,652,101	13.51%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,108,484	14.64%	5.125%	7.0%	6.5%
Hilltop	1,602,400	18.30%	5.125%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,108,484	14.64%	6.625%	8.5%	8.0%
Hilltop	1,652,101	18.87%	6.625%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,164,767	15.38%	8.625%	10.5%	10.0%
Hilltop	1,693,240	19.34%	8.625%	10.5%	N/A

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

At March 31, 2017, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$158,331	$3,080
Less required net capital	9,267	250
Excess net capital	$149,064	$2,830

Net capital as a percentage of aggregate debit items	34.2%
Net capital in excess of 5% aggregate debit items	$135,164

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At March 31, 2017 and December 31, 2016, Hilltop Securities held cash of $166.4 million and $181.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. Hilltop Securities was not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2017 and December 31, 2016. The fair values of any segregated assets included in special reserve accounts were determined using Level 1 inputs.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by the HUD and the GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with its minimum net worth and liquidity requirements. As of March 31, 2017, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	March 31,	December 31,
	2017	2016
Capital and surplus:
National Lloyds Insurance Company	$131,987	$131,328
American Summit Insurance Company	31,369	30,462

	Three Months Ended March 31,
	2017	2016
Statutory net income:
National Lloyds Insurance Company	$636	$3,557
American Summit Insurance Company	832	852

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2017, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2017, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

16. Stockholders’ Equity

Dividend Declaration

On April 25, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.06 per common share, payable on May 31, 2017, to all common stockholders of record as of the close of business on May 15, 2017.

Stock Repurchase Program

The Company’s Board of Directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018, under which the Company may repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. During the three months ended March 31, 2017, the Company paid $7.2 million to repurchase and retire an aggregate of 261,608 shares of common stock at an average price of $27.52 per share. These retired shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. The Company’s accounting treatment and policy regarding stock repurchases is discussed in detail in Note 1 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $0.7 million and $12.5 million during the three months ended March 31, 2017 and 2016, respectively. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivatives increased $6.3 million and $6.9 million during the three months ended March 31, 2017 and 2016, respectively, while the fair values of the Bank’s derivatives increased $0.1 million during the three months ended March 31, 2017, compared with a decrease of $0.5 million during the three months ended March 31, 2016. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	March 31, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,427,763	$40,911	$944,550	$23,269
Customer-based written options	2,223	97	—	—
Customer-based purchased options	2,223	(97)	—	—
Commitments to purchase MBSs	3,567,436	14,090	3,616,922	(1,155)
Commitments to sell MBSs	5,881,086	(18,960)	5,609,250	(532)
Interest rate swaps and swaptions	32,239	(159)	32,452	(283)
U.S. Treasury bond futures and options (1)	206,000	—	297,000	—

(1)    Changes in the fair value of these contracts are settled daily with PrimeLending’s counterparty.

PrimeLending had cash collateral advances totaling $6.1 million to offset net liability derivative positions on its commitments to sell MBSs at March 31, 2017, compared to a payable of $19.1 million on its net liability derivative position on its commitments to sell MSBs at December 31, 2016. In addition, PrimeLending advanced cash collateral totaling $3.2 million on its U.S. Treasury bond futures and options at both March 31, 2017 and December 31, 2016. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2017
Securities borrowed:
Institutional counterparties	$1,507,651	$—	$1,507,651	$(1,454,971)	$—	$52,680

Interest rate options:
Customer counterparties	97	—	97	—	—	97

Reverse repurchase agreements:
Institutional counterparties	113,228	—	113,228	(113,083)	—	145

Forward MBS derivatives:
Institutional counterparties	14,090	—	14,090	(14,090)	—	—
	$1,635,066	$—	$1,635,066	$(1,582,144)	$—	$52,922
December 31, 2016
Securities borrowed:
Institutional counterparties	$1,436,069	$—	$1,436,069	$(1,385,664)	$—	$50,405

Reverse repurchase agreements:
Institutional counterparties	89,430	—	89,430	(89,369)	—	61

Forward MBS derivatives:
Institutional counterparties	21,366	(3,893)	17,473	(9,012)	—	8,461
	$1,546,865	$(3,893)	$1,542,972	$(1,484,045)	$—	$58,927

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2017
Securities loaned:
Institutional counterparties	$1,376,568	$—	$1,376,568	$(1,326,373)	$—	$50,195

Interest rate options:
Institutional counterparties	97	—	97	—	—	97

Interest rate swaps and swaptions:
Institutional counterparties	185	(26)	159	(3,000)	—	(2,841)

Repurchase agreements:
Institutional counterparties	213,344	—	213,344	(213,344)	—	—
Customer counterparties	151,583	—	151,583	(151,583)	—	—

Forward MBS derivatives:
Institutional counterparties	19,218	(258)	18,960	(10,502)	—	8,458
	$1,760,995	$(284)	$1,760,711	$(1,704,802)	$—	$55,909
December 31, 2016
Securities loaned:
Institutional counterparties	$1,283,676	—	1,283,676	(1,237,868)	—	45,808

Interest rate swaps and swaptions:
Institutional counterparties	297	(14)	283	(3,000)	—	(2,717)

Repurchase agreements:
Institutional counterparties	39,970	—	39,970	(39,970)	—	—
Customer counterparties	155,194	—	155,194	(155,194)	—	—

Forward MBS derivatives:
Institutional counterparties	19,159	—	19,159	(19,159)	—	—
	$1,498,296	$(14)	$1,498,282	$(1,455,191)	$—	$43,091

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2017 and December 31, 2016.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2017	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$204,178	$—	$—	$—	$204,178
Asset-backed securities	—	160,749	—	—	160,749

Securities lending transactions:
Corporate securities	9,149	—	—	—	9,149
Equity securities	1,367,419	—	—	—	1,367,419
Total	$1,580,746	$160,749	$—	$—	$1,741,495

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,741,495
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2016	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$195,164	$—	$—	$—	$195,164

Securities lending transactions:
Corporate securities	14,816	—	—	—	14,816
Equity securities	1,268,860	—	—	—	1,268,860
Total	$1,478,840	$—	$—	$—	$1,478,840

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,478,840
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2017	2016
Receivables:
Securities borrowed	$1,507,651	$1,436,069
Securities failed to deliver	29,985	33,834
Trades in process of settlement	22,357	10,223
Other	14,038	17,615
	$1,574,031	$1,497,741
Payables:
Securities loaned	$1,376,568	$1,283,676
Correspondents	35,165	31,040
Securities failed to receive	25,805	31,724
Other	10	688
	$1,437,548	$1,347,128

20. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	March 31,	December 31,
	2017	2016
Reserve for unpaid losses and allocated LAE balance, net	$28,544	$25,203
Reinsurance recoverables on unpaid losses	5,118	9,434
Unallocated LAE	1,158	1,189
Reserve for unpaid losses and LAE balance, gross	$34,820	$35,826

A summary of claims loss reserve development activity is presented in the following table (in thousands).

			March 31, 2017
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Three Months Ended March 31, 2017		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2012	$112,346	$114,598	$35	16,675
2013	109,976	111,085	57	15,753
2014	82,172	84,206	287	13,175
2015	83,679	88,447	2,525	14,915
2016	77,056	86,940	6,018	21,504
2017	9,443	17,845	2,437	3,999
Total	474,672	$503,121
	95	All outstanding reserves prior to 2012, net of reinsurance
	$28,544	Reserve for unpaid losses and allocated LAE, net of reinsurance

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2017, reinsurance receivables had a carrying value of $10.8 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at March 31, 2017, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended March 31,
	2017		2016
	Written	Earned	Written	Earned
Premiums from direct business	$35,795	$37,198	$39,079	$40,886
Reinsurance assumed	2,869	2,818	2,679	2,669
Reinsurance ceded	(3,213)	(3,876)	(3,498)	(3,822)
Net premiums	$35,451	$36,140	$38,260	$39,733

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended March 31,
	2017	2016
Loss and LAE incurred	$22,302	$23,489
Reinsurance recoverables	(602)	(1,530)
Net loss and LAE incurred	$21,700	$21,959

Catastrophic coverage

At March 31, 2017, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention and/or loss; $25 million in excess of $25 million loss; $25 million in excess of $50 million loss and $50 million in excess of $75 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At March 31, 2017, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2017, NLC renewed its underlying excess of loss contract that provides $10 million aggregate coverage in excess of NLC’s per event retention and aggregate retention for sub-catastrophic events. NLC retains no participation beyond the first $1 million, which is consistent with 2016.

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

The banking segment includes the operations of the Bank. The broker-dealer segment includes the operations of Securities Holdings, while the mortgage origination segment is composed of PrimeLending, and the insurance segment is composed of NLC.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$82,082	$8,488	$(1,882)	$516	$(2,535)	$5,431	$92,100
Provision for loan losses	1,837	(132)	—	—	—	—	1,705
Noninterest income	12,411	82,551	143,638	38,311	1	(5,473)	271,439
Noninterest expense	60,814	81,657	131,838	37,013	9,387	(217)	320,492
Income (loss) before income taxes	$31,842	$9,514	$9,918	$1,814	$(11,921)	$175	$41,342

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$86,104	$7,051	$(2,569)	$740	$(1,714)	$4,228	$93,840
Provision for loan losses	3,500	(93)	—	—	—	—	3,407
Noninterest income	12,956	80,882	146,338	41,804	1	(4,606)	277,375
Noninterest expense	64,348	84,261	134,671	36,375	5,849	(315)	325,189
Income (loss) before income taxes	$31,212	$3,765	$9,098	$6,169	$(7,562)	$(63)	$42,619

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
March 31, 2017
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,946,648	$2,968,943	$1,568,276	$345,651	$2,066,185	$(3,557,276)	$12,338,427

December 31, 2016
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,527,518	$2,777,849	$2,042,458	$347,252	$2,032,749	$(3,989,764)	$12,738,062

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three months ended March 31, 2017 and 2016, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop, while during the three months ended March 31, 2016, stock options and RSUs were potentially dilutive non-participating instruments. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Income applicable to Hilltop common stockholders	$26,434	$27,567
Less: income applicable to participating shares	(1)	(125)
Net earnings available to Hilltop common stockholders	$26,433	$27,442

Weighted average shares outstanding - basic	98,441	98,153

Basic earnings per common share	$0.27	$0.28

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$26,434	$27,567

Weighted average shares outstanding - basic	98,441	98,153
Effect of potentially dilutive securities	316	516
Weighted average shares outstanding - diluted	98,757	98,669

Diluted earnings per common share	$0.27	$0.28

24. Subsequent Event

On April 17, 2017, NLC provided notification to the holder of the $20.0 million  insurance company note payable due March 2035 that NLC would payoff this outstanding debt in June 2017, subject to necessary regulatory approval.

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						March 31, 2017
							Total of
							Incurred
							But Not
							Reported
							Reserves Plus	Cumulative
	Three Months Ended March 31, 2017						Development	Number of
Accident	2012	2013	2014	2015	2016	2017	On Reported	Reported
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Claims	Claims
2012	$107,873	$108,753	$114,031	$114,067	$114,517	$114,598	$35	16,675
2013		107,793	108,951	111,006	111,011	111,085	57	15,753
2014			83,784	85,037	84,221	84,206	287	13,175
2015				89,646	88,477	88,447	2,525	14,915
2016					84,771	86,940	6,018	21,504
2017						17,845	2,437	3,999
						$503,121

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Three Months Ended March 31, 2017
Accident	2012	2013	2014	2015	2016	2017
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2012	$89,603	$101,968	$107,126	$110,782	$112,062	$112,346
2013		94,238	104,938	108,099	109,662	109,976
2014			70,831	79,713	81,684	82,172
2015				71,820	82,940	83,679
2016					71,543	77,056
2017						9,443
					Total	$474,672
All outstanding reserves prior to 2012, net of reinsurance						95
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance						$28,544

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as Southwest Securities, Inc.), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as SWS Financial Services, Inc.), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest Holdings, LLC), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make strategic acquisitions, the costs of integration of the operations acquired in the SWS Merger (as defined below), our revenue, our liquidity and sources of funding, market trends, operations and business, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected losses on covered loans and related reimbursements from the Federal Deposit Insurance Corporation (“FDIC”), anticipated amortization of the value of the receivable under our loss-share agreements with the FDIC (“FDIC Indemnification Asset”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans and the outcome of litigation are forward-looking statements.

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

•risks associated with merger and acquisition integration;

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

•failure of our insurance segment reinsurers to pay obligations under reinsurance contracts; and

•our ability to use excess capital in an effective manner.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2017, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” herein and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

During the three months ended March 31, 2017, our net income to common stockholders was $26.4 million, or $0.27 per diluted share.

We reported $41.3 million of consolidated income before income taxes during the three months ended March 31, 2017, including the following contributions from our four reportable business segments.

•	The banking segment contributed $31.8 million of income before income taxes during the three months ended March 31, 2017;
•	The broker-dealer segment contributed $9.5 million of income before income taxes during the three months ended March 31, 2017;
•	The mortgage origination segment contributed $9.9 million of income before income taxes during the three months ended March 31, 2017; and
•	The insurance segment contributed $1.8 million of income before income taxes during the three months ended March 31, 2017.

At March 31, 2017, on a consolidated basis, we had total assets of $12.3 billion, total deposits of $7.3 billion, total loans, including loans held for sale, of $7.3 billion and stockholders’ equity of $1.9 billion.

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

The broker-dealer segment includes the operations of Securities Holdings. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and FINRA and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly-owned subsidiary of Hilltop Securities, is a registered investment adviser under the Investment Advisers Act of 1940.

The mortgage origination segment includes the operations of PrimeLending, which offers a variety of loan products and generates revenue predominantly from fees charged on the origination of loans and from selling these loans in the secondary market.

The insurance segment includes the operations of NLC, which operates through its wholly owned subsidiaries, NLIC and ASIC, in Texas and other areas of the southern United States. Insurance segment income is primarily generated from revenue earned on net insurance premiums less loss and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$82,082	$8,488	$(1,882)	$516	$(2,535)	$5,431	$92,100
Provision for loan losses	1,837	(132)	—	—	—	—	1,705
Noninterest income	12,411	82,551	143,638	38,311	1	(5,473)	271,439
Noninterest expense	60,814	81,657	131,838	37,013	9,387	(217)	320,492
Income (loss) before income taxes	$31,842	$9,514	$9,918	$1,814	$(11,921)	$175	$41,342

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$86,104	$7,051	$(2,569)	$740	$(1,714)	$4,228	$93,840
Provision for loan losses	3,500	(93)	—	—	—	—	3,407
Noninterest income	12,956	80,882	146,338	41,804	1	(4,606)	277,375
Noninterest expense	64,348	84,261	134,671	36,375	5,849	(315)	325,189
Income (loss) before income taxes	$31,212	$3,765	$9,098	$6,169	$(7,562)	$(63)	$42,619

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $92.1 million in net interest income during the three months ended March 31, 2017, compared with net interest income of $93.8 million during the same period in 2016. Changes in net interest income included decreases within our banking segment, slightly offset by increases in our broker-dealer and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services. We generated $61.3 million and $62.1 million in securities commissions and fees and investment and securities advisory fees and commissions, and $18.8 million and $17.7 million in gains from derivative and trading portfolio activities (included within other noninterest income) during the three months ended March 31, 2017 and 2016, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2017 and 2016, we generated $143.7 million and $146.1 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $36.1 million and $39.7 million in net insurance premiums earned during the three months ended March 31, 2017 and 2016, respectively.

In the aggregate, we generated $271.4 million and $277.4 million in noninterest income during the three months ended March 31, 2017 and 2016, respectively. This year-over-year decrease in noninterest income was predominantly attributable to decreases in noninterest income in our insurance and mortgage origination segments, partially offset by an increase in noninterest income in our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended March 31, 2017 was $26.4 million, or $0.27 per diluted share, compared with net income applicable to common stockholders of $27.6 million, or $0.28 per diluted share, during the three months ended March 31, 2016.

Our consolidated operating results during the three months ended March 31, 2017 also included transaction costs related to the acquisition of SWS (the “SWS Merger”), while our consolidated operating results during the three months ended March 31, 2016 included both transaction costs and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), incurred as a result of the integration of the operations and systems acquired in the SWS Merger. During the three months ended March 31, 2017, we incurred $0.3 million in pre-tax transaction costs related to the SWS Merger. During the three months ended March 31, 2016, we incurred $0.8 million in pre-tax transaction costs related to the SWS Merger and pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period of $1.7 million, $2.2 million and $0.1 million, respectively. Effective as of the close of business on January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. The integration is substantially complete and Hilltop Securities does not expect to incur any additional integration costs in relation to the SWS Merger.

Certain items included in net income for 2017 and 2016 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger (collectively, the “Bank Transactions”). Income before taxes during the three months ended March 31, 2017 included net accretion of $1.0 million, $9.7 million and $0.9 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $1.6 million, $0.2 million and $0.2 million, respectively. During the three months ended March 31, 2016, income before taxes included net accretion of $3.3 million, $11.4 million and $1.2 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.0 million, $0.2 million and $0.2 million, respectively.

In addition, the Bank recorded a “true-up” accrual related to the loss-share agreements with the FDIC and amortization of the FDIC Indemnification Asset, both related to the FNB Transaction, of $4.6 million during the three months ended March 31, 2017, compared to $2.0 million during the same period in 2016.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended March 31,
	2017	2016
Performance Ratios:
Return on average stockholder's equity	5.73%	6.32%
Return on average assets	0.88%	0.96%
Net interest margin (1) (3) (4)	3.52%	3.67%
Net interest margin (taxable equivalent) (2) (3) (4)	3.54%	3.70%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(3)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 50 basis points and 54 basis points during the three months ended March 31, 2017 and 2016, respectively.

(4)

Net interest margin and taxable equivalent net interest margin were 49 basis points and 74 basis points greater due to the impact of purchase accounting during the three months ended March 31, 2017 and 2016, respectively.

We present net interest margin in the table above, and net interest margin and net interest income in the following discussion and tables below, on a taxable equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended March 31, 2017, the consolidated taxable equivalent net interest margin of 3.54% was 49 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $1.5 million, $9.7 million and $0.9 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.5 million. The consolidated taxable equivalent net interest margin during the three months ended March 31, 2016 of 3.70% was 74 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $4.1 million, $11.4 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million.

The FNB Transaction-related accretion of discount on loans of $9.7 million and $11.4 million during the three months ended March 31, 2017 and 2016, respectively, each included accretion of approximately $1 million due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. The performance of the covered PCI loan portfolio since 2014, which has exceeded our expectations at the time of acquisition, has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the three months ended March 31, 2017 and 2016 resulted in the reclassification of $11.4 million and $9.6 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,094,928	$89,990	5.08%	$6,733,697	$91,551	5.41%
Investment securities - taxable	1,088,010	7,004	2.59%	1,044,705	6,348	2.44%
Investment securities - non-taxable (2)	219,396	1,750	3.20%	261,656	2,327	3.56%
Federal funds sold and securities purchased under agreements to resell	117,661	23	0.08%	125,308	26	0.08%
Interest-bearing deposits in other financial institutions	498,550	902	0.73%	428,082	474	0.45%
Securities borrowed	1,487,079	8,053	2.17%	1,544,744	7,589	1.94%
Other	91,298	1,024	4.51%	65,739	530	3.24%
Interest-earning assets, gross (2)	10,596,922	108,746	4.11%	10,203,931	108,845	4.24%
Allowance for loan losses	(55,630)			(48,851)
Interest-earning assets, net	10,541,292			10,155,080
Noninterest-earning assets	1,572,096			1,596,627
Total assets	$12,113,388			$11,751,707

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,936,895	$4,690	0.39%	$4,784,004	$4,102	0.34%
Securities loaned	1,361,759	6,340	1.89%	1,441,346	5,987	1.67%
Notes payable and other borrowings	1,049,517	5,111	1.96%	1,003,461	4,523	1.81%
Total interest-bearing liabilities	7,348,171	16,141	0.89%	7,228,811	14,612	0.81%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,234,789			2,153,901
Other liabilities	656,854			624,971
Total liabilities	10,239,814			10,007,683
Stockholders’ equity	1,870,441			1,743,209
Noncontrolling interest	3,133			815
Total liabilities and stockholders' equity	$12,113,388			$11,751,707

Net interest income (2)		$92,605			$94,233
Net interest spread (2)			3.22%			3.43%
Net interest margin (2)			3.54%			3.70%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.5 million  and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

On a consolidated basis, net interest income decreased $1.7 million during the three months ended March 31, 2017, compared with the same period in 2016. Changes in net interest income were primarily related to lower yields on the loan portfolio within our banking segment as result of both the decline in accretion of discount on loans and compression of interest rate margins, partially offset by an increase in the mortgage-backed securities held by the capital markets and structured finance departments in our broker-dealer segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which related to the banking segment, was $1.7 million and $3.4 million during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $1.7 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $3.4 million during the three months ended March 31, 2016.

Consolidated noninterest income decreased $5.9 million during the three months ended March 31, 2017, compared with the same period in 2016. The year-over-year decrease in noninterest income was primarily driven by a  decrease in net insurance premiums earned within our insurance segment of $3.6 million and a decrease in noninterest income in our mortgage origination segment of $2.4 million, partially offset by an increase in noninterest income within our broker-dealer segment of $1.7 million.

Consolidated noninterest expense during the three months ended March 31, 2017 decreased $4.7 million compared with the same period in 2016. The year-over-year decrease in noninterest expense included decreases in noninterest expense within our banking, mortgage origination and broker-dealer segments, partially offset by increases within corporate and our insurance segment. Changes between the three months ended March 31, 2017 and the comparable period in 2016 within the major components of consolidated noninterest expense included a decrease of $7.7 million in other expenses primarily attributable to decreases in our banking and broker-dealer segments, partially offset by an increase of $3.8 million in employees’ compensation and benefits primarily attributable to increases within our banking segment. During the three months ended March 31, 2017, we incurred pre-tax transaction and integration costs related to the SWS Merger of $0.3 million, compared with $4.8 million during the same period in 2016.

Consolidated income tax expense during the three months ended March 31, 2017 and 2016 was $15.0 million and $14.4 million, respectively, reflecting effective tax rates of 36.4% and 33.8%, respectively. The lower effective tax rate during the three months ended March 31, 2016 was primarily due to the recognition of excess tax benefits on share-based payment awards.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended March 31, 2017 and 2016 was $31.8 million and $31.2 million, respectively. The increase in income before income taxes during the three months ended March 31, 2017, compared with the same period in 2016, was primarily due to a decrease in noninterest expenses, partially offset by a decrease in net interest income associated with both the decline in accretion of discount on loans and the compression of interest rate margins.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended March 31,
	2017	2016
Performance Ratios:
Efficiency ratio (1)	64.36%	64.97%
Return on average assets	0.94%	0.98%
Net interest margin (2) (4)	4.21%	4.70%
Net interest margin (taxable equivalent) (3) (4)	4.23%	4.73%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(4)

Net interest margin and taxable equivalent net interest margin were 67 basis points and 103 basis points greater due to the impact of purchase accounting during the three months ended March 31, 2017 and 2016, respectively.

The banking segment presents net interest margin in the table above, and net interest margin and net interest income in the following discussion and tables below, on a taxable equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended March 31, 2017, the banking segment’s taxable equivalent net interest margin of 4.23% was 67 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $1.5 million, $9.7 million and $0.9 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.5 million. The banking segment’s taxable equivalent net interest margin during the three months ended March 31, 2016 of 4.73% was 103 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $4.1 million, $11.4 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million.

The FNB Transaction-related accretion of discount on loans of $9.7 million and $11.4 million during the three months ended March 31, 2017 and 2016, respectively, each included accretion of approximately $1 million due to better-than-expected resolution of covered PCI loans during the respective periods. The performance of the covered PCI loan portfolio since 2014, which has exceeded our expectations at the time of acquisition, has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the three months ended March 31, 2017 and 2016 resulted in the reclassification of $11.4 million and $9.6 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,478,883	$73,777	5.39%	$5,097,141	$76,381	5.95%
Subsidiary warehouse lines of credit	1,054,662	9,976	3.78%	992,640	9,708	3.87%
Investment securities - taxable	761,380	3,545	1.86%	737,567	3,931	2.13%
Investment securities - non-taxable (2)	125,584	1,191	3.79%	142,388	1,301	3.65%
Federal funds sold and securities purchased under agreements to resell	12,186	23	0.77%	19,328	26	0.55%
Interest-bearing deposits in other financial institutions	395,661	837	0.86%	331,387	429	0.52%
Other	76,149	535	2.81%	53,552	511	3.82%
Interest-earning assets, gross (2)	7,904,505	89,884	4.55%	7,374,003	92,287	4.97%
Allowance for loan losses	(55,535)			(48,637)
Interest-earning assets, net	7,848,970			7,325,366
Noninterest-earning assets	987,168			1,066,868
Total assets	$8,836,138			$8,392,234

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,662,264	$6,437	0.56%	$4,429,665	$4,708	0.43%
Notes payable and other borrowings	553,464	951	0.69%	510,063	673	0.52%
Total interest-bearing liabilities (3)	5,215,728	7,388	0.57%	4,939,728	5,381	0.44%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,215,737			2,155,229
Other liabilities	55,735			34,962
Total liabilities	7,487,200			7,129,919
Stockholders’ equity	1,348,938			1,262,315
Total liabilities and stockholders’ equity	$8,836,138			$8,392,234

Net interest income (2)		$82,496			$86,906
Net interest spread (2)			3.98%			4.53%
Net interest margin (2)			4.23%			4.73%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.4 million for both the three months ended March 31, 2017 and 2016, respectively.

(3)

Only considers debt of PlainsCapital without the allocation of interest expense on PCC debt of $0.4 million for the three months ended March 31, 2016. Interest expense on PCC debt was not allocated to PlainsCapital beginning January 1, 2017.

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

	Three Months Ended March 31,
	2017 vs. 2016
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans, gross	$5,599	$(8,203)	$(2,604)
Subsidiary warehouse lines of credit	592	(324)	268
Investment securities - taxable	125	(511)	(386)
Investment securities - non-taxable (2)	(151)	41	(110)
Federal funds sold and securities purchased under agreements to resell	(10)	7	(3)
Interest-bearing deposits in other financial institutions	82	326	408
Other	213	(189)	24
Total interest income (2)	6,450	(8,853)	(2,403)

Interest expense
Deposits	$245	$1,484	$1,729
Notes payable and other borrowings	56	222	278
Total interest expense	301	1,706	2,007

Net interest income (2)	$6,149	$(10,559)	$(4,410)

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income decreased $4.4 million during the three months ended March 31, 2017, compared with the same period in 2016. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $8.9 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to lower yields on the loan portfolio as a result of the decline in accretion of discount on loans, which was partially offset by an increase in yield on a portion of the loan portfolio. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. We also experienced interest rate margin compression during the three months ended March 31, 2017, which was driven by the rising interest rate environment and the rate floors in effect for a portion of the Bank’s loan portfolio, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates. Absent a decline in interest rates, we believe this interest rate compression will continue until the rise in market interest rates is sufficient to allow our loan portfolio to reprice above applicable rate floors. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $6.5 million during the three months ended March 31, 2017, compared with the same period in 2016. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $1.7 million during the three months ended March 31, 2017, compared with the same period in 2016.

The banking segment’s noninterest income was $12.4 million and $13.0 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in noninterest income during the three months ended March 31, 2017, compared to the same period in 2016, primarily included year-over-year decreases in trading portfolio income and exchange fee income due to the impact of the Durbin amendment, which became applicable to the Bank on July 1, 2016.

The banking segment’s noninterest expenses were $60.8 million and $64.3 million during the three months ended March 31, 2017 and 2016, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The change in noninterest expenses during the three months ended March 31, 2017, compared to the same period in 2016, included a  year-over-year decrease of $7.9 million associated with a downward valuation adjustment on a significant covered OREO property recorded during the first quarter of 2016, partially offset by increases in employees’ compensation and benefits of $2.8 million primarily due to increased headcount and related benefit costs and net expenses associated with covered assets of $1.4 million, as well as legal expenses associated with our efforts to recover losses arising from the $24.5 million loan that was charged off during the second quarter of 2016.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment during the three months ended March 31, 2017 and 2016 was $9.5 million and $3.8 million, respectively. The change in income before income taxes during the three months ended March 31, 2017, compared with the same period in 2016, was primarily the result of the decrease in pre-tax integration-related costs of $4.0 million and an increase in the federal funds rate during the first quarter of 2017, leading to a $2.6 increase in fees earned on money market and FDIC insured bank deposits.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. The profitability of the broker-dealer segment depends to a great extent on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances and other borrowings. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short term interest rates. In addition, our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described above.

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended March 31,		Variance
	2017	2016	2017 vs 2016
Net interest income:
Securities lending	$1,713	$1,602	$111
Other	6,775	5,449	1,326
Total net interest income	8,488	7,051	1,437
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	11,399	13,850	(2,451)
Retail	19,587	17,751	1,836
Clearing	8,515	6,515	2,000
Other	1,321	1,086	235
	40,822	39,202	1,620
Investment banking and advisory fees by business line:
Public finance	16,872	17,555	(683)
Capital markets	300	1,370	(1,070)
Retail	3,745	3,586	159
Structured finance	1,023	1,304	(281)
Clearing	261	7	254
Other	1	(3)	4
	22,202	23,819	(1,617)
Other:
Structured finance	13,765	12,929	836
Capital markets	5,072	4,842	230
Other	690	90	600
	19,527	17,861	1,666
Total noninterest income	82,551	80,882	1,669
Noninterest expense (2):
Compensation and benefits expenses	57,240	57,816	(576)
Other	24,285	26,352	(2,067)
Total noninterest expense	81,525	84,168	(2,643)

Income before income taxes	$9,514	$3,765	$5,749

(1)	Securities commissions and fees includes income of $1.8 million and $0.9 million during the three months ended March 31, 2017 and 2016, respectively, that is eliminated in consolidation.
(2)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

The broker-dealer segment had net interest income of $8.5 million and $7.1 million during the three months ended March 31, 2017 and 2016, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The year-over-year increase between the three months ended March 31, 2017 and the comparable period in 2016 was primarily due to an increase in the net interest earned on mortgage-backed securities and improved stock loan spreads.

Noninterest income was $82.6 million and $80.9 million during the three months ended March 31, 2017 and 2016, respectively. The change in noninterest income was primarily due to a $1.6 million increase in securities commissions and fees and a $1.7 million increase in other noninterest income, partially offset by a $1.6 million decrease in investment banking and advisory fees.

Securities commissions and fees increased $1.6 million during the three months ended March 31, 2017, compared with the same period in 2016. The increase was attributable to an increase in fees earned on insurance product sales, money markets and FDIC insured bank deposits by the clearing and retail businesses, resulting from the 27-basis point increase in the federal funds rate in the quarter. The increase was partially offset by a reduction in securities commissions and fees earned in the capital markets business of $2.5 million.

Investment banking and advisory fees decreased $1.6 million during the three months ended March 31, 2017, compared with the same period in 2016, primarily due to a reduction in the number of municipal bond transactions and the municipal finance and underwriting fees associated with those and other taxable transactions.

Other noninterest income increases were due primarily to a $0.8 million increase in income earned from trading gains associated with the structured finance business and a $0.6 million increase in the value of broker-dealer segment investments held at corporate, including investments held in the broker-dealer segment’s deferred compensation plan.

Noninterest expenses were $81.5 million and $84.2 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in noninterest expenses of $2.6 million during the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to a decrease in pre-tax integration-related costs of $4.0 million, partially offset by increases in the variable compensation and benefits expense components that are based on each business lines’ performance. During the three months ended March 31, 2016, the broker-dealer segment incurred pre-tax integration-related costs totaling $4.0 million resulting from employee expenses, professional fees and contractual expenses of $1.7 million, $2.2 million and $0.1 million, respectively.

Effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. The integration is substantially complete and Hilltop Securities does not expect to incur any additional integration costs in relation to the SWS Merger.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended March 31,
	2017	2016
Compensation as a % of net revenue	62.9%	65.8%
FDIC insured program balances at PlainsCapital Bank (end of period)	$1,101,108	$801,799
Other FDIC insured program balances (end of period)	$1,401,128	$1,515,244
Customer margin balances (end of period)	$318,300	$351,523
Customer funds on deposit, including short credits (end of period)	$389,646	$343,193

Public finance:
Number of issues	332	384
Aggregate amount of offerings	$20,538,430	$22,053,963

Capital markets:
Total volumes	$13,867,963	$19,170,532
Net inventory (end of period)	$210,290	$182,574

Retail:
Retail employee representatives (end of period)	123	116
Independent registered representatives (end of period)	224	232

Structured finance:
Lock production/TBA volume	$1,631,464	$1,064,068

Clearing:
Total tickets	349,139	535,156
Correspondents (end of period)	172	185

Securities lending:
Interest-earning assets - stock borrowed (end of period)	$1,507,651	$1,315,940
Interest-bearing liabilities - stock loaned (end of period)	$1,376,568	$1,222,522

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during the three months ended March 31, 2017 and 2016 was $9.9 million and $9.1 million, respectively. This increase was primarily due to a  decrease in net interest expense, an increase in the change in net fair value and related derivative activity of the MSR asset, and a decrease in noninterest expense, all of which resulted in increases to income before income taxes, and was partially offset by a decrease in all other noninterest income.  Net interest expense of $1.9 million and $2.6 million during the three months ended March 31, 2017 and 2016, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. During 2016, PrimeLending’s refinancing volume was $4.2 billion, representing 27.1% of total loan origination volume. Due to recent increases in mortgage interest rates, PrimeLending’s refinancing volume and its refinancing volume as a percentage of total loan origination volume decreased in the first quarter of 2017 compared to the first quarter of 2016, and PrimeLending anticipates that this year-over-year trend will continue for the remainder of 2017. PrimeLending does not anticipate that recent increases in mortgage interest rates will significantly impact its home purchases volume during 2017, as changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
		% of		% of
	2017	Total	2016	Total
Mortgage Loan Originations - units	12,392		12,944

Mortgage Loan Originations - volume	$2,824,331		$2,929,116

Mortgage Loan Originations:
Conventional	$1,723,083	61.01%	$1,835,703	62.67%
Government	674,651	23.89%	686,565	23.44%
Jumbo	275,634	9.76%	266,522	9.10%
Other	150,963	5.34%	140,326	4.79%
	$2,824,331	100.00%	$2,929,116	100.00%

Home purchases	$2,269,138	80.34%	$2,050,825	70.02%
Refinancings	555,193	19.66%	878,291	29.98%
	$2,824,331	100.00%	$2,929,116	100.00%

Texas	$622,559	22.04%	$662,492	22.62%
California	361,083	12.80%	446,214	15.24%
Florida	175,178	6.20%	151,221	5.16%
Arizona	116,499	4.12%	99,202	3.39%
Ohio	115,025	4.07%	114,319	3.90%
South Carolina	100,014	3.54%	81,809	2.79%
North Carolina	87,794	3.11%	96,709	3.30%
Washington	85,396	3.02%	103,703	3.54%
Maryland	83,020	2.94%	88,231	3.01%
Missouri	76,307	2.70%	86,128	2.94%
All other states	1,001,456	35.46%	999,088	34.11%
	$2,824,331	100.00%	$2,929,116	100.00%

Mortgage Loan Sales - volume	$3,275,167		$3,117,605

Refinancing volume decreased to $555.2 million during the three months ended March 31, 2017 from $878.3 million from the three months ended March 31, 2016 (representing 19.7% and 30.0%, respectively, of total loan origination volume.  Home purchases volume increased 10.6% to $2.3 billion during the three months ended March 31, 2017 from $2.1 billion during the three months ended March 31, 2016.

The mortgage origination segment’s total loan origination volume during the three months ended March 31, 2017 decreased 3.6%, compared to the same period in 2016, while income before income taxes during the three months ended March 31, 2017 increased 9.0%, compared to the same period in 2016. The increase in income before taxes during the three months ended March 31, 2017 was primarily due to a decrease in net interest expense, an increase in the change in net fair value and related derivative activity of the MSR asset, a decrease in compensation that varies with the volume of mortgage loan originations (“variable compensation”), and a decrease in lender paid closing costs, all of which resulted in increases to income before income taxes, and was partially offset by a decrease in all other noninterest income and an increase in segment operating costs. The decrease in all other noninterest income was driven primarily by a decrease in interest rate lock and loan production activity.

Noninterest income was $143.6 million and $146.3 million during the three months ended March 31, 2017 and 2016, respectively, and was comprised of the following (in thousands).

	Three Months Ended March 31,		Variance
	2017	2016	2017 vs 2016
Net gains from sale of loans	$119,639	$115,234	$4,405
Mortgage loan origination fees	19,556	18,813	743
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	(3,450)	8,858	(12,308)
Mortgage servicing rights asset	1,357	(2,487)	3,844
Servicing fees	6,536	5,920	616
	$143,638	$146,338	$(2,700)

Net gains from sale of loans increased 3.8% and mortgage loan origination fees increased 3.9% during the three months ended March 31, 2017, compared with the same period in 2016. The increase in net gains from sale of loans during the three months ended March 31, 2017  was primarily a result of an increase in total loan sales volume of 5.1% during the three months ended March 31, 2017,  offset by a slight decrease in average loan sales margin, compared with the same period in 2016. The increase in mortgage loan origination fees during the three months ended March 31, 2017, was primarily a result of an increase in average mortgage loan origination fees, partially offset by a decrease in total loan origination volume,  compared with the same period in 2016.

Noninterest income included a decrease of $3.5 million during the three months ended March 31, 2017, compared with an increase of $8.9 million during the same period in 2016, in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease during the three months ended March 31, 2017 was primarily the result of a decrease in the average value of individual IRLCs and mortgage loans. The volume of IRLCs and mortgage loans held during this period was relatively unchanged. The increase during the three months ended March 31, 2016 was primarily a result of an increase in the volume of IRLCs and mortgage loans held during this period, partially offset by a decrease in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended March 31, 2017, the mortgage origination segment retained servicing on approximately 3% of loans sold, compared to 6% during the same period in 2016. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $46.8 million on $3.9 billion of serviced loan volume at March 31, 2017, compared with a value of $63.3 million on $5.6 billion of serviced loan volume at December 31, 2016. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including various combinations of interest rate swaps, swaptions, forward commitments to sell mortgage-backed securities, and U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in a  net gain of $1.4 million during the three months ended March 31, 2017, compared to a  net loss of $2.5 million during the three months ended March 31, 2016.  Additionally, net servicing income was $3.2 million and  $2.4 million during the three months ended March 31, 2017 and 2016, respectively. In March 2017, the mortgage origination segment sold MSR assets of $17.5 million, which represented $1.7 billion of its serviced loan volume at the time.

Noninterest expenses were $131.8 million and $134.7 million during the three months ended March 31, 2017 and 2016, respectively, and were comprised of the following (in thousands).

	Three Months Ended March 31,		Variance
	2017	2016	2017 vs 2016
Variable compensation	$46,906	$51,689	$(4,783)
Segment operating costs	76,622	71,990	4,632
Lender paid closing costs	4,979	7,499	(2,520)
Servicing expense	3,331	3,493	(162)
	$131,838	$134,671	$(2,833)

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Variable compensation decreased $4.8 million during the three months ended March 31, 2017, compared with the same period in 2016, and comprised 52.0% and 57.0% of the total employees’ compensation and benefits expenses during the three months ended March 31, 2017 and 2016, respectively. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 3.6% for the three months ended March 31, 2017, compared to the same period in 2016, the mortgage origination segment’s operating costs increased 6.4%. The largest changes in segment operating costs during the three months ended March 31, 2017, compared to the same period in 2016, were increases in non-variable salaries and benefits totaling $5.0 million. These increases  were primarily the result of an increase in headcount related to loan processing functions. The increase in loan processing headcount  was initiated during the second quarter of 2016, primarily to address growth in loan origination volume. This additional headcount has remained in place through the first quarter of 2017 to support anticipated 2017 loan origination volumes. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

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

Between January 1, 2008, and March 31, 2017, the mortgage origination segment sold mortgage loans totaling $90.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2008, it does not anticipate experiencing significant losses in the future on loans originated prior to 2008 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2008 and March 31, 2017 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$192,456	0.21%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	227,346	0.25%	15,269	0.02%
	$419,802	0.46%	$15,269	0.02%

(1)	Losses incurred include refunded purchased servicing rights.

At March 31, 2017 and December 31, 2016, the mortgage origination segment’s indemnification liability reserve totaled $19.0 million and $18.2 million, respectively. The related provision for indemnification losses was $0.8 million and $0.9 million during the three months ended March 31, 2017 and 2016, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $1.8 million and $6.2 million during the three months ended March 31, 2017 and 2016, respectively.

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

The insurance segment periodically reviews the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes resulting in filings to adjust rates as deemed necessary. The benefit of these rate actions are not fully realized until all policies under the old rates expire,  which typically occurs one year from the date of rate change implementation. Concurrently, business concentrations are reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. The insurance segment has historically utilized rate actions to reduce the rate of premium growth for targeted areas when compared with the patterns exhibited in prior quarters and years and reduced the insurance segment’s exposure to volatile weather in these areas, but competition and customer response to rate increases has negatively impacted customer retention and new business. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

The insurance segment’s operations resulted in combined ratios of 98.4% and 88.5% during the three months ended March 31, 2017 and 2016, respectively. The increase in the combined ratio during the three months ended March 31, 2017, compared with the same period in 2016, included an increase in the loss and LAE ratio that was primarily driven by premiums earned decreasing at a higher rate than loss and LAE expense.  The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $38.3 million and $41.8 million during the three months ended March 31, 2017 and 2016, respectively, included net insurance premiums earned of $36.1 million and $39.7 million, respectively. The year-over-year decrease in net insurance premiums earned was primarily due to the effect of the decrease in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2017	2016	2017 vs 2016
Direct Insurance Premiums Written:
Homeowners	$13,897	$15,995	$(2,098)
Fire	10,950	11,906	(956)
Mobile Home	10,147	10,295	(148)
Commercial	772	844	(72)
Other	29	39	(10)
	$35,795	$39,079	$(3,284)

The total direct insurance premiums written for our three largest insurance product lines decreased by $3.2 million during the three months ended March 31, 2017, compared with the same period in 2016, due primarily to the effects of competitive pressures in our Texas market.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2017	2016	2017 vs 2016
Net Insurance Premiums Earned:
Homeowners	$14,032	$16,263	$(2,231)
Fire	11,055	12,105	(1,050)
Mobile Home	10,244	10,467	(223)
Commercial	779	858	(79)
Other	30	40	(10)
	$36,140	$39,733	$(3,593)

Net insurance premiums earned during the three months ended March 31, 2017 decreased compared to the same period in 2016, primarily due to the decrease in net premiums written noted above.

Noninterest expenses of $37.0 million and $36.4 million during the three months ended March 31, 2017 and 2016, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended March 31, 2017 was $21.7 million, compared with $22.0 million during the same period in 2016, resulting in loss and LAE ratios of 60.0% and 55.3%, respectively. The increase in the loss and LAE ratio during the three months ended March 31, 2017, compared to the same period in 2016,  was primarily driven by premiums earned decreasing by 9.0%, compared to a 1.2% decline in loss and LAE expense.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended March 31,		Variance
	2017	2016	2017 vs 2016
Amortization of deferred policy acquisition costs	$9,096	$10,193	$(1,097)
Other underwriting expenses	5,676	3,780	1,896
Total	14,772	13,973	799
Agency expenses	(886)	(794)	(92)
Total less agency expenses	$13,886	$13,179	$707
Net insurance premiums earned	$36,140	$39,733	$(3,593)
Expense ratio	38.4%	33.2%	5.2%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned was $0.1 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively. Investment and interest income during the three months ended March 31, 2016 included  $0.2 million of intercompany interest earned on note receivables held with Securities Holdings that were paid off in January 2016 and March 2016, respectively.

As a result of previously disclosed strategic leadership and organizational changes, certain interest expenses, headcount and related noninterest expenses of PCC are included within corporate effective January 1, 2017.

Interest expense was $2.5 million and $1.9 million during the three months ended March 31, 2017 and 2016, respectively, and was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). In addition, interest expense during the three months ended March 31, 2017 of $0.7 million on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”) was included within corporate as a result of the organizational changes noted above. During the three months ended March 31, 2016, interest expense on the Debentures of $0.6 million was reported within our operating segments.

Noninterest expenses of $9.4 million and $5.8 million during the three months ended March 31, 2017 and 2016, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the three months ended March 31, 2017, compared with the same period in 2016,  the change in noninterest expenses primarily included increases associated with the organizational changes noted above related to employees’ compensation and benefits costs of $2.4 million, professional fees of $1.3 million, and occupancy and equipment expenses of $0.9 million, partially offset by a decrease of $0.5 million in transaction-related costs directly attributable to the SWS Merger. Specifically, during the three months ended March 31, 2017, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $0.3 million, compared with $0.8 million during the three months ended March 31, 2016.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2017 as compared with December 31, 2016.

Securities Portfolio

At March 31, 2017, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2017	2016
Trading securities, at fair value
U.S. Treasury securities	$314	$5,940
U.S. government agencies:
Bonds	51,586	36,303
Residential mortgage-backed securities	150,233	2,539
Commercial mortgage-backed securities	14,978	15,171
Collateralized mortgage obligations	1,353	5,607
Corporate debt securities	69,768	60,699
States and political subdivisions	66,274	89,946
Unit investment trusts	11,603	41,409
Private-label securitized product	3,849	4,292
Other	3,342	3,628
	373,300	265,534
Securities available for sale, at fair value
U.S. Treasury securities	101,795	31,801
U.S. government agencies:
Bonds	101,674	122,652
Residential mortgage-backed securities	209,673	133,138
Commercial mortgage-backed securities	8,680	8,715
Collateralized mortgage obligations	154,444	114,702
Corporate debt securities	78,457	79,129
States and political subdivisions	80,050	87,515
Commercial mortgage-backed securities	510	515
Equity securities	20,263	19,840
	755,546	598,007
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	40,513	40,513
Residential mortgage-backed securities	18,717	19,606
Commercial mortgage-backed securities	31,604	31,767
Collateralized mortgage obligations	205,176	217,954
States and political subdivisions	41,347	41,991
	337,357	351,831
Total securities portfolio	$1,466,203	$1,215,372

We had a  net unrealized gain of $0.3 million at March 31, 2017, compared with a net unrealized loss of $0.2 million at December 31, 2016, related to the available for sale investment portfolio, and net unrealized losses associated with the securities held to maturity portfolio of $6.0 million and $6.7 million at March 31, 2017 and December 31, 2016, respectively.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2017, the banking segment’s securities portfolio of $987.2 million was comprised of trading securities of $15.5 million, available for sale securities of $634.3 million and held to maturity securities of $337.4 million.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $357.8 million at March 31, 2017 as trading. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $144.2 million at March 31, 2017.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. The insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At March 31, 2017, the insurance segment’s securities portfolio was comprised of $121.2 million in available for sale securities and $5.6 million of other investments included in other assets within the consolidated balance sheet.

Non-Covered Loan Portfolio

Consolidated non-covered loans held for investment are detailed in the tables below, classified by portfolio segment and segregated between those considered to be PCI loans and all other originated or acquired loans (in thousands). PCI loans showed evidence of credit deterioration on the date of acquisition that made it probable that all contractually required principal and interest payments would not be collected.

	Loans, excluding	PCI	Total
March 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,647,932	$8,013	$1,655,945
Real estate	2,815,484	36,761	2,852,245
Construction and land development	765,085	2,713	767,798
Consumer	42,378	278	42,656
Broker-dealer	465,209	—	465,209
Non-covered loans, gross	5,736,088	47,765	5,783,853
Allowance for loan losses	(52,504)	(2,653)	(55,157)
Non-covered loans, net of allowance	$5,683,584	$45,112	$5,728,696

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,687,781	$8,672	$1,696,453
Real estate	2,777,768	38,999	2,816,767
Construction and land development	783,383	3,467	786,850
Consumer	41,058	294	41,352
Broker-dealer	502,077	—	502,077
Non-covered loans, gross	5,792,067	51,432	5,843,499
Allowance for loan losses	(51,089)	(3,097)	(54,186)
Non-covered loans, net of allowance	$5,740,978	$48,335	$5,789,313

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $6.4 billion and $6.9 billion at March 31, 2017 and December 31, 2016, respectively. The banking segment’s non-covered loan portfolio includes a warehouse line of credit extended to PrimeLending, of which $1.2 billion and $1.6 billion was drawn at March 31, 2017 and December 31, 2016, respectively. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At March 31, 2017, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 35.6%, 13.7% and 13.3%, respectively, of the banking segment’s total non-covered loans at March 31, 2017. The banking segment’s non-covered loan concentrations were within regulatory guidelines at March 31, 2017.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $465.2 million and $501.9 million at March 31, 2017 and December 31, 2016, respectively. This decrease was primarily attributable to decreases of $14.5 million in borrowings in margin accounts and $22.1 million in receivables from correspondents.

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

	March 31,	December 31,
	2017	2016
Loans held for sale:
Unpaid principal balance	$1,223,255	$1,706,383
Fair value adjustment	50,977	42,115
	$1,274,232	$1,748,498
IRLCs:
Unpaid principal balance	$1,427,763	$944,550
Fair value adjustment	40,911	23,269
	$1,468,674	$967,819

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2017 and December 31, 2016 were $2.3 billion and $2.1 billion, respectively, while the related estimated fair values were ($8.5) million and $8.5 million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of March 31, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank has recorded, and expects that it will continue to record, amortization associated with its FDIC Indemnification Asset during periods beginning in 2017. As of March 31, 2017, the Bank had billed $175.4 million of covered net losses to the FDIC, of which 80%, or $140.3 million, were reimbursable under the loss-share agreements. As of March 31, 2017, the Bank had received aggregate reimbursements of $140.3 million from the FDIC. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $14.9 million at March 31, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank will be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
March 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,121	$901	$2,022
Real estate	112,325	114,916	227,241
Construction and land development	3,595	2,576	6,171
Covered loans, gross	117,041	118,393	235,434
Allowance for loan losses	(43)	(710)	(753)
Covered loans, net of allowance	$116,998	$117,683	$234,681

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,185	$1,512	$2,697
Real estate	117,431	127,038	244,469
Construction and land development	3,757	5,204	8,961
Covered loans, gross	122,373	133,754	256,127
Allowance for loan losses	(69)	(344)	(413)
Covered loans, net of allowance	$122,304	$133,410	$255,714

At March 31, 2017,  the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 69.7% and 26.8%, respectively, of the banking segment’s total covered loans at March 31, 2017. The banking segment’s covered loan concentrations were within regulatory guidelines at March 31, 2017.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $1.7 million and $3.4 million during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended June 30, 2016, the Bank discovered irregularities with respect to a non-covered loan that is currently in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. The banking segment’s financial results during the three months ended June 30, 2016 reflect this charge-off. The Bank continues to investigate the loan relationship and is pursuing legal remedies to recover losses arising from this isolated incident, including litigation against the borrower and guarantors. The Bank cannot currently estimate the amount of any future recoveries or additional expenses related to this charged-off loan.

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at March 31, 2017, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Non-Covered Portfolio	2017	2016
Balance, beginning of period	$54,186	$45,415
Provisions charged to operations	1,209	3,685
Recoveries of non-covered loans previously charged off:
Commercial and industrial	440	658
Real estate	36	56
Construction and land development	—	—
Consumer	18	40
Broker-dealer	—	—
Total recoveries	494	754
Non-covered loans charged off:
Commercial and industrial	605	1,350
Real estate	82	—
Construction and land development	11	—
Consumer	34	52
Broker-dealer	—	2
Total charge-offs	732	1,404
Net charge-offs	(238)	(650)
Balance, end of period	$55,157	$48,450
Non-covered allowance for loan losses as a percentage of gross non-covered loans	0.95%	0.91%

	Three Months Ended March 31,
Covered Portfolio	2017	2016
Balance, beginning of period	$413	$1,532
Provisions charged to (recapture from) operations	496	(278)
Recoveries of covered loans previously charged off:
Commercial and industrial	4	—
Real estate	5	7
Construction and land development	1	—
Total recoveries	10	7
Covered loans charged off:
Commercial and industrial	6	6
Real estate	160	16
Construction and land development	—	22
Total charge-offs	166	44
Net charge-offs	(156)	(37)
Balance, end of period	$753	$1,217
Covered allowance for loan losses as a percentage of gross covered loans	0.32%	0.35%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	March 31, 2017		December 31, 2016
		% of		% of
		Gross		Gross
		Non-		Non-
		Covered		Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$21,679	28.63%	$21,369	29.03%
Real estate (including construction and land development)	32,991	62.59%	32,238	61.67%
Consumer	464	0.74%	424	0.71%
Broker-dealer	23	8.04%	155	8.59%
Total	$55,157	100.00%	$54,186	100.00%

	March 31, 2017		December 31, 2016
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$16	0.86%	$35	1.05%
Real estate (including construction and land development)	737	99.14%	378	98.95%
Total	$753	100.00%	$413	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had five credit relationships totaling $5.2 million of potential problem loans at March 31, 2017, compared with four credit relationships totaling $3.8 million of non-covered potential problem loans at December 31, 2016. Within our covered loan portfolio, we had one credit relationship totaling $0.5 million of potential problem loans at March 31, 2017, compared with one credit relationship totaling $0.5 million of potential problem loans at December 31, 2016.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2017	2016
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$13,490	$9,515
Real estate	14,437	13,932
Construction and land development	661	755
Consumer	223	244
Broker-dealer	—	—
	$28,811	$24,446

Non-covered non-performing loans as a percentage of total non-covered loans	0.41%	0.32%

Non-covered other real estate owned	$4,556	$4,507

Other repossessed assets	$681	$1,117

Non-covered non-performing assets	$34,048	$30,070

Non-covered non-performing assets as a percentage of total assets	0.28%	0.24%

Non-covered loans past due 90 days or more and still accruing	$42,767	$47,486

Troubled debt restructurings included in accruing non-covered loans	$1,180	$1,196

At March 31, 2017, total non-covered non-performing assets increased $4.1 million to $34.0 million, compared with $30.1 million at December 31, 2016. Non-covered non-performing loans totaled $28.8 million at March 31, 2017 and $24.4 million at December 31, 2016. At March 31, 2017, non-covered non-accrual loans included 22 commercial and industrial relationships with loans of $13.5 million secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-covered non-accrual loans at March 31, 2017 also included $14.4 million characterized as real estate loans, including six commercial real estate loan relationships of $11.6 million and loans secured by residential real estate of $2.8 million, $1.8 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million. At December 31, 2016, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $9.5 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at December 31, 2016 also included $13.9 million characterized as real estate loans, including five commercial real estate loan relationships totaling  $11.0 million and $2.9 million in loans secured by residential real estate, $1.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.8 million.

Non-covered OREO increased $0.1 million to $4.6 million at March 31, 2017, compared with $4.5 million at December 31, 2016. Changes in non-covered OREO included the addition of two properties totaling $0.2 million and the disposal of one property of $0.1 million. At March 31, 2017, non-covered OREO included commercial properties of $4.1 million and other real estate properties of $0.5 million, while at December 31, 2016, non-covered OREO included commercial properties of $4.2 million and other real estate properties of $0.3 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $42.8 million and $47.5 million at March 31, 2017 and December 31, 2016, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At March 31, 2017, troubled debt restructurings (“TDRs”) on non-covered loans totaled $8.9 million. These TDRs were comprised of $1.2 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $7.7 million reported in non-accrual loans. At December 31, 2016, TDRs on non-covered loans totaled $6.4 million, of which $1.2 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $5.2 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2017	2016
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$52	$52
Real estate	3,596	3,765
Construction and land development	30	19
	$3,678	$3,836

Covered non-performing loans as a percentage of total covered loans	1.56%	1.50%

Covered other real estate owned:
Real estate - residential	$6,123	$7,396
Real estate - commercial	7,422	9,558
Construction and land development - residential	5,713	7,926
Construction and land development - commercial	26,116	26,762
	$45,374	$51,642

Other repossessed assets	$—	$—

Covered non-performing assets	$49,052	$55,478

Covered non-performing assets as a percentage of total assets	0.40%	0.44%

Covered loans past due 90 days or more and still accruing	$44	$173

Troubled debt restructurings included in accruing covered loans	$500	$503

At March 31, 2017, covered non-performing assets decreased by $6.4 million to $49.1 million, compared with $55.5 million at December 31, 2016, due to decreases in covered non-accrual loans of $0.2 million and covered other real estate owned of $6.3 million. Covered non-performing loans totaled $3.7 million at March 31, 2017 and $3.8 million at December 31, 2016. At March 31, 2017, covered non-performing loans included one commercial and industrial relationship of $0.1 million, one commercial real estate loan relationship of $0.3  million and 35 residential real estate loan relationships of $2.9 million. At December 31, 2016, covered non-performing loans included one commercial and industrial relationship of $0.1 million, three commercial real estate loan relationships of $0.7 million and 31 residential real estate loan relationships of $3.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $6.2 million to $45.4 million at March 31, 2017, compared with $51.6 million at December 31, 2016. The decrease was primarily due to the disposal of 48 properties totaling $6.8 million and fair value valuation decreases of $1.2 million, partially offset by the addition of 16 properties totaling $1.8 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $44 thousand at March 31, 2017 and included one residential real estate loan. At December 31, 2016, covered non-PCI loans past due 90 days or more and still accruing totaled $0.2 million and included one residential real estate loan and one commercial and industrial loan.

At March 31, 2017,  TDRs on covered loans totaled $1.3 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.8 million included in non-accrual loans. At December 31, 2016, TDRs on covered loans totaled $1.4 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At March 31, 2017 and December 31, 2016, our gross reserve for unpaid losses and LAE was $34.8 million and $35.8 million, respectively, including estimated recoveries from reinsurance of $5.1 million and $9.4 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.2 billion during the three months ended March 31, 2017, and was slightly higher than the average deposits of $6.9 billion during the three months ended March 31, 2016 and $7.1 billion during the year ended December 31, 2016. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,				Year Ended December 31,
	2017		2016		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,234,789	0.00%	$2,153,901	0.00%	$2,241,561	0.00%
Interest-bearing demand deposits	3,482,145	0.23%	3,125,580	0.18%	3,185,006	0.14%
Savings deposits	263,484	0.11%	302,744	0.15%	301,877	0.15%
Time deposits	1,191,266	0.91%	1,355,680	0.76%	1,337,491	0.81%
	$7,171,684	0.27%	$6,937,905	0.24%	$7,065,935	0.22%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	March 31, 2017		December 31, 2016
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$753,777	0.86%	$1,417,289	0.65%
Notes payable	324,701	3.65%	317,912	3.89%
Junior subordinated debentures	67,012	4.30%	67,012	3.99%
	$1,145,490	1.92%	$1,802,213	1.57%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $663.5 million decrease in short-term borrowings at March 31, 2017 compared with December 31, 2016 included a decrease in borrowings of $824.8 million in our banking segment primarily associated with an a decrease in borrowings under the mortgage origination segment’s warehouse line of credit with the Bank, partially offset by an increase of $164.9 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. Notes payable at March 31, 2017 of $324.7 million was comprised of $148.3 million related to Senior Notes, net of loan origination fees, associated with our debt offering in April 2015, FHLB borrowings with an original maturity greater than one year within the banking segment of $102.2 million, insurance segment term notes of $50.5 million, and mortgage origination segment borrowings of $23.7 million. The average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At March 31, 2017,  Hilltop had  $88.3 million in freely available cash and cash equivalents, a decrease of $15.6 million from $103.9 million at December 31, 2016. This decrease in available cash was primarily due to the net effects of Hilltop’s payment of $7.2 million associated with our stock repurchase program, $5.8 million in cash dividends declared during the first quarter of 2017, and other general corporate expenses. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On April 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on May 31, 2017 to all common stockholders of record as of the close of business on May 15, 2017.

Future dividends on our common stock are subject to the determination by the Board of Directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

NLC Insurance Company Note Payable

On April 17, 2017, NLC provided notification to the holder of the $20.0 million insurance company note payable due March 2035 that NLC would payoff this outstanding debt in June 2017, subject to necessary regulatory approval.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2017, $150.0 million of our Senior Notes was outstanding. During the three months ended March 31, 2017, we accrued interest expense of $1.9 million on the Senior Notes.

Stock Repurchase Program

During January 2017,  our board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018. Pursuant to the stock repurchase program, we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. During the three months ended March 31, 2017, the Company paid $7.2 million to repurchase and retire an aggregate of 261,608 shares of common stock at an average price of $27.52 per share. The purchases were funded from available cash balances. Any retired shares will be returned to our pool of authorized but unissued shares of common stock.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $14.9 million at March 31, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted above, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of March 31, 2017, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2017, under guidance issued by the Board of Governors of the Federal Reserve System.

At March 31, 2017,  Hilltop had a total capital to risk weighted assets ratio of 20.12%, Tier 1 capital to risk weighted assets ratio of 19.62%, common equity Tier 1 capital to risk weighted assets ratio of 19.03% and a Tier 1 capital to average assets, or leverage, ratio of 13.98%.  Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At March 31, 2017, PlainsCapital had a total capital to risk weighted assets ratio of 16.30%, Tier 1 capital to risk weighted assets ratio of 15.50%, common equity Tier 1 capital to risk weighted assets ratio of 15.50% and a Tier 1 capital to average assets, or leverage, ratio of 13.09%.  Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

We discuss regulatory capital requirements in more detail in Note 15 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our 2016 Form 10-K.

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

We had deposits of $7.3 billion at March 31, 2017, an  increase of $266.1 million from $7.1 billion at December 31, 2016. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At March 31, 2017, money market deposits, including brokered deposits, were $2.0 billion; time deposits, including brokered deposits, were $1.2 billion; and noninterest bearing demand deposits were $2.3 billion. Money market deposits, including brokered deposits, increased by $265.2 million from $1.8 billion and time deposits, including brokered deposits, decreased $8.3 million from $1.2 billion at December 31, 2016.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 10.77% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 5.55% of the Bank’s total deposits at March 31, 2017. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2017,  Hilltop Securities had credit arrangements with five unaffiliated banks of up to $700.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At March 31, 2017,  Hilltop Securities had borrowed $126.5 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. At March 31, 2017, PrimeLending had outstanding borrowings of $1.2 billion against the warehouse line of credit. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million, of which no borrowings were outstanding at March 31, 2017.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”). Ventures Management is the managing member and owns 51% of the membership interest in both PrimeLending Ventures, LLC (“Ventures”) and Mutual of Omaha Mortgage, LLC (“Mutual”). Ventures has available lines of credit with each of the Bank and Wells Fargo Bank, N.A. (“Wells Fargo”) of up to $20.0 million. At March 31, 2017, Ventures had $1.8 million and $18.0 million in borrowings under its Bank warehouse line of credit and its Wells Fargo line of credit, respectively. Mutual has an available warehouse line of credit with the Bank and Comerica Bank (“Comerica”) of up to $10.0 million and $20.0 million, respectively. At March 31, 2017, Mutual had $5.7 million in borrowings under its Comerica line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $222.2 million, or  91.7%, equity investments of $20.2 million and other investments of $5.6 million comprised NLC’s $242.4 million in total cash and investments at March 31, 2017. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at March 31, 2017 and outstanding financial and performance standby letters of credit of $32.7 million at March 31, 2017.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for loan losses, FDIC Indemnification Asset, reserve for losses and LAE, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting. Since December 31, 2016, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2016 Form 10-K, except as discussed below.

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

	March 31, 2017
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,863,066	$704,560	$1,018,119	$386,948	$708,040	$6,680,733
Securities	161,659	135,565	210,860	89,139	434,638	1,031,861
Federal funds sold and securities purchased under agreements to resell	24,404	—	—	—	—	24,404
Other interest sensitive assets	249,406	—	—	—	—	249,406
Total interest sensitive assets	4,298,535	840,125	1,228,979	476,087	1,142,678	7,986,404

Interest sensitive liabilities:
Interest bearing checking	$2,382,431	$952,442	$—	$—	$—	$3,334,873
Savings	239,743	—	—	—	—	239,743
Time deposits	308,372	508,517	310,483	52,130	7,474	1,186,976
Notes payable and other borrowings	416,186	80,806	16,251	3,207	7,007	523,457
Total interest sensitive liabilities	3,346,732	1,541,765	326,734	55,337	14,481	5,285,049

Interest sensitivity gap	$951,803	$(701,640)	$902,245	$420,750	$1,128,197	$2,701,355

Cumulative interest sensitivity gap	$951,803	$250,163	$1,152,408	$1,573,158	$2,701,355

Percentage of cumulative gap to total interest sensitive assets	11.92%	3.13%	14.43%	19.70%	33.82%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2017 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$46,786	15.49%	$139,962	7.89%
+200	$29,446	9.75%	$106,135	5.98%
+100	$11,271	3.73%	$58,499	3.30%
-50	$(2,224)	(0.74)%	$(49,380)	(2.78)%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2017 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The historically low level of interest rates, combined with the existence of rate floors that are in effect for a portion of the loan portfolio, are projected to cause yields on our earning assets to rise more slowly than increases in market interest rates. As a result, in a rising interest rate environment, our interest rate margins are projected to compress until the rise in market interest rates is sufficient to allow our loan portfolio to reprice above applicable rate floors.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2016 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2017, we issued an aggregate of 3,513 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the fourth quarter of 2016. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2017	—	$—	—	$50,000,000
February 1 - February 28, 2017	261,608	27.52	261,608	42,794,958
March 1 - March 31, 2017	—	—	—	42,794,958
Total	261,608	$27.52	261,608

(1)

On June 13, 2016, we announced a stock repurchase program which authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. On January 26, 2017, we announced that our board of directors reauthorized this stock repurchase program through January 2018. As of March 31, 2017, we had repurchased an aggregate of $7.2 million of our outstanding common stock under this stock repurchase program.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: April 25, 2017	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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