Form 10-K/A
period 2016-12-31
Hilltop Holdings Inc.
filed 2017-05-10
CIK 1265131

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of Hilltop Holdings Inc., as originally filed with the Securities and Exchange Commission on February 16, 2017, or the Form 10-K. We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information was not filed within 120 days after the end of the fiscal year covered by the Form 10-K.

In addition, Item 15 of Part IV has been solely amended to include new certifications by our principal executive officers and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. The certifications of our principal executive officers and principal financial officer are filed with this Amendment as Exhibits 31.4, 31.5 and 31.6 hereto.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after February 16, 2017, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

Unless the context otherwise indicates, all references in this Amendment to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, and references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC).

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Board of Directors of Hilltop, or the Board of Directors, oversees our management and reviews our long-term strategic plans and exercises direct decision-making authority on key issues, such as the approval of business combination transactions, the authorization of dividends, the selection of the Chief Executive Officers, setting the scope of their authority to manage our day-to-day operations and the evaluation of their performance.

Our Board of Directors is not classified; thus, all of our directors are elected annually. We currently have 21 directors who will serve until the 2017 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified.  Personal information on each of our current directors is given below.

Charlotte Jones Anderson Age 50

Ms. Anderson has served as a director of Hilltop since our acquisition of PlainsCapital in November 2012. She previously served as a director of PlainsCapital from September 2009 to November 2012. She currently serves as Executive Vice President and Chief Brand Officer for the Dallas Cowboys Football Club, Ltd., a National Football League team. She has worked in various capacities for the Dallas Cowboys organization since 1990. Since 2012, she has served as Chairman of the NFL Foundation and in 2014 she was appointed by the NFL commissioner to be a member of the NFL Personal Conduct Committee. Ms. Anderson is actively involved with a number of charitable and philanthropic organizations, including The Boys and Girls Clubs of America, the Salvation Army, The Rise School, the Southwest Medical Foundation, the Dallas Symphony, The Dallas Center for Performing Arts Foundation, the Shelton School, TACA, and Make-a-Wish North Texas Foundation.

Rhodes R. Bobbitt Age 71

Mr. Bobbitt has served as a director of Hilltop since November 2005. Mr. Bobbitt is retired. From 1987 until June 2004, he served as a Managing Director and the Regional Office Manager of the Private Client Service Group of Credit Suisse First Boston/Donaldson, Lufkin & Jenrette. Mr. Bobbitt was formerly Vice President of Security Sales in the Dallas office of Goldman, Sachs & Company from 1969 until 1987. He also serves on the Board of Directors of First Acceptance Corporation, including the Nominating and Corporate Governance, Investment, and Audit Committees of that company.

Tracy A. Bolt Age 53

Mr. Bolt has served as a director of Hilltop since our acquisition of PlainsCapital in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. In 1994, Mr. Bolt co-founded Hartman Leito & Bolt, LLP, an accounting and consulting firm based in Fort Worth, Texas, where he served as a partner and a member of the firm’s leadership committees until its sale in June 2014. Mr. Bolt holds a Bachelor of Science and Master of Science from the University of North Texas, and he is a certified public accountant. He currently serves as a business advisor to numerous management teams, public and private company boards, not for profit organizations and trusts.

W. Joris Brinkerhoff Age 65

Mr. Brinkerhoff has served as a director of Hilltop since June 2005. Mr. Brinkerhoff founded a Native American-owned joint venture, Doyon Drilling Inc. J.V., in 1981 and served as its operations Chief Executive Officer and Chief Financial Officer until selling his venture interests in 1992. Doyon Drilling Inc. J.V. designed, built, leased and operated state of the art mobile drilling rigs for ARCO and British Petroleum in conjunction with their development of the North Slope Alaska petroleum fields. Mr. Brinkerhoff currently manages, on a full-time basis, family interests, including oil and gas production, a securities portfolio and various other business interests. He actively participates in numerous philanthropic organizations.

J. Taylor Crandall Age 63

Mr. Crandall has served as a director of Hilltop since April 2015. Mr. Crandall is a founding Managing Partner of Oak Hill Capital Management, LLC, or OHCM, and has served OHCM (or its predecessors) since 1986. He has senior responsibility for originating, structuring and managing investments for OHCM’s Media and Telecom and Technology industry groups. Mr. Crandall has also served as Chief Operating Officer of Keystone, Inc., the primary investment vehicle for Robert M. Bass. Prior to joining OHCM, Mr. Crandall was a Vice President with the First National Bank of Boston. Mr. Crandall serves on the board of directors of Intermedia.net, Inc., Wave Division Holdings, LLC, Omada International, Pulsant Limited, Berlin Packaging LLC and Powdr Corporation. Mr. Crandall is the secretary-treasurer of the Anne T. and Robert M. Bass Foundation, the trustee of the Lucile Packard Foundation for Children’s Health and currently serves on the boards of trustees of The Park City Foundation and the U.S. Ski and Snowboard Team Foundation.

Charles R. Cummings Age 80

Mr. Cummings has served as a director of Hilltop since October 2005. Mr. Cummings currently serves as the Co-Manager of Acoustical Control LLC, a provider of noise abatement equipment primarily for the oil and gas industry; DCB Solutions, LLC, a service provider to the waste industry; and Argyle Equipment, LLC, a lessor of equipment to the waste industry. In addition, Mr. Cummings is the President and Chief Executive Officer of CB Resources LLC, an investor in the oil and natural gas industry, and Container Investments, LLC, a lessor of equipment to the waste industry, each of which positions he has held since 1999 and 1991, respectively. Until its sale in January 2014, he served as the Chairman of Aaren Scientific, Inc., a manufacturer of intraocular lenses used in cataract surgery. From 1998 through 2008, he was the Chairman and Chief Executive Officer of Aaren Scientific, Inc. and its predecessors. In 1994, Mr. Cummings co-founded I.E.S.I. Corporation, a regional, non-hazardous waste management company, and serving as a director until its sale in 2005. Prior to that, he served as a Managing Director of AEA Investors, Inc., a private investment firm. Prior to 1979, he was a partner with Arthur Young & Company.

Hill A. Feinberg Age 70

Mr. Feinberg serves as Chairman and Chief Executive Officer of Hilltop Securities, a continuation of Mr. Feinberg’s previous role with First Southwest since 1991. He has also served as a director of Hilltop since our acquisition of PlainsCapital in November 2012. He previously served as a director of PlainsCapital from December 31, 2008 (in conjunction with PlainsCapital’s acquisition of First Southwest) to November 2012. Prior to joining First Southwest, Mr. Feinberg was a senior managing director at Bear Stearns & Co. Mr. Feinberg is a past chairman of the Municipal Securities Rulemaking Board, the self-regulatory organization with responsibility for authoring the rules that govern the municipal securities activities of registered brokers. Mr. Feinberg also is a member of the board of directors of Energy XXI (Bermuda) Limited, a public company. Mr. Feinberg also formerly served as a member of the board of directors of Compass Bancshares, Inc. and Texas Regional Bancshares, Inc., as an advisory director of Hall Phoenix Energy, LLC and as the non-executive chairman of the board of directors of General Cryogenics, Inc.

Gerald J. Ford Age 72

Mr. Gerald J. Ford has served as Chairman of the Board of Hilltop since August 2007, and has served as a director of Hilltop since June 2005. Mr. Gerald J. Ford served as interim Chief Executive Officer of Hilltop from January 1, 2010 until March 11, 2010. Mr. Gerald J. Ford is a banking and financial institutions entrepreneur who has been involved in numerous mergers and acquisitions of private and public sector financial institutions, primarily in the Southwestern United States, over the past 40 years. In that capacity, he acquired and consolidated 30 commercial banks from 1975 to 1993, forming First United Bank Group, Inc., a multi-bank holding company for which he functioned as Chairman of the Board and Chief Executive Officer until its sale in 1994. During this period, he also led investment consortiums that acquired numerous financial institutions, forming in succession, First Gibraltar Bank, FSB, First Madison Bank, FSB and First Nationwide Bank. Mr. Gerald J. Ford also served as Chairman of the Board of Directors and Chief Executive Officer of Golden State Bancorp Inc. and its subsidiary, California Federal Bank, FSB, from 1998 to 2002. He currently serves as Chairman of the Board of Freeport McMoRan Copper and Gold Inc. and as a director of Scientific Games Corporation and Mechanics Bank. Mr. Gerald J. Ford previously served as Chairman of Pacific Capital Bancorp and a director of First Acceptance Corporation, SWS and McMoRan Exploration Co. Mr. Gerald J. Ford also currently serves on the Board of Trustees of Southern Methodist University, is the Co-Managing Partner of Ford Financial Fund II, L.P., a private equity fund. Hilltop’s President and Co-Chief Executive Officer, Jeremy B. Ford, is the son of Mr. Gerald J. Ford, and Hilltop’s Executive Vice President, General Counsel and Secretary, Corey G. Prestidge, is the son-in-law of Mr. Gerald J. Ford.

Jeremy B. Ford Age 42

Mr. Jeremy B. Ford was appointed Co-Chief Executive Officer of Hilltop in September 2016 and prior to that he served as the sole Chief Executive Officer of Hilltop since March 2010. Mr. Jeremy B. Ford also has served as President and a director of Hilltop since 2010. Mr. Jeremy B. Ford has worked in the financial services industry for over 18 years, primarily focused on investments in, and acquisitions of, depository institutions and insurance and finance companies. He has been actively involved in numerous potential acquisitions for Hilltop prior to 2010, and the divestiture of the mobile home communities business in 2007. Mr. Jeremy B. Ford also is currently Chairman of the Board of First Acceptance Corporation. Prior to becoming President and Chief Executive Officer of Hilltop, he was a principal of Ford Financial Fund, L.P., a private equity fund. From 2004 to 2008, he worked for Diamond A-Ford Corporation, where he was involved in various investments made by a family limited partnership. Prior to that, he worked at Liberté Investors Inc. (now First Acceptance Corporation), California Federal Bank, FSB (acquired by Citigroup Inc.), and Salomon Smith Barney (acquired by Citigroup Inc.). Jeremy B. Ford is the son of Gerald J. Ford, Hilltop’s Chairman of the Board, and the brother-in-law of Corey G. Prestidge, Hilltop’s Executive Vice President, General Counsel and Secretary.

J. Markham Green Age 73

Mr. Green has served as a director of Hilltop since February 2004. Mr. Green is a private investor. From 2001 to 2003, he served as Vice Chairman of the Financial Institutions and Governments Group in investment banking at JP Morgan Chase. From 1993 until joining JP Morgan Chase, Mr. Green was involved in the start-up, and served on the boards, of eight companies, including Affordable Residential Communities Inc., the predecessor company to Hilltop. From 1973 to 1992, Mr. Green served in various capacities at Goldman, Sachs & Co. in investment banking including general partner of Goldman, Sachs & Co. and co-head of its Financial Services Industry Group. From 1967 to 1973, Mr. Green worked in the Research Department and Investment Banking Division of Merrill Lynch. Mr. Green is Chairman Emeritus of Owner Resource Group, a private equity firm. He is Chairman of ORG Chemical Holdings, LLC a portfolio company of Owner Resource Group.

William T. Hill, Jr. Age 74

Mr. Hill has served as a director of Hilltop since April 2008. He currently has his own law firm. Prior to 2012, Mr. Hill was of counsel at Fitzpatrick Hagood Smith & Uhl, a criminal defense firm. Prior to that, Mr. Hill served as the Dallas District Attorney and the Chief Prosecuting Attorney of the Dallas District Attorney’s office. During his tenure at the District Attorney’s office, Mr. Hill restructured the office of 250 lawyers and 150 support personnel, including the computerization of the office in 1999. For more than four decades, Mr. Hill has been a strong community leader serving on a number of charitable boards and receiving numerous civic awards, including President of the SMU Mustang Board of Directors and Chairman of the Doak Walker Running Back Award for its first year. Mr. Hill currently serves on the board of directors of Oncor Electric Delivery Company LLC, Oncor Electric Delivery Holdings Company LLC and Baylor Hospital Foundation, and is actively involved in the Mercy Street Mission. Mercy Street is a Christian-based organization serving West Dallas children by placing mentors with the children.

James R. Huffines Age 66

Mr. Huffines is Chief Operating Officer of Subsidiaries at Hilltop, a position he has held since September 2016. Mr. Huffines previously served as the President and Chief Operating Officer of PlainsCapital from 2010 to 2016. He has served as a director of Hilltop since our acquisition of PlainsCapital in November 2012. He previously served as a director of PlainsCapital from May 2011 to November 2012. Prior to that, Mr. Huffines served as the Chairman of the Central and South Texas region and a director of the Bank, a position he held since joining PlainsCapital in 2001. He served on the board of Energy Future Holdings (formerly TXU Corp.), from 2007 until 2012. In addition, Mr. Huffines previously served as Chairman of the University of Texas System Board of Regents for over four and a half years. Mr. Huffines also participates in many community and business organizations, including serving as a board member of the Dallas Citizens Council, Board of Advisors of Dallas Chamber, Chairman of Governor’s University Research Initiative Board, Dallas Foundation Board, Executive Committee of Southwestern Medical Foundation Board, and a member of the Texas Philosophical Society.

Lee Lewis Age 65

Mr. Lewis has served as a director of Hilltop since our acquisition of PlainsCapital in November 2012. He previously served as a director of PlainsCapital from 1989 to November 2012. He founded in 1976, and currently serves as the Chief Executive Officer of, Lee Lewis Construction, Inc., a construction firm based in Lubbock, Texas. Mr. Lewis is a member of the American General Contractors Association, West Texas Chapter, Chancellors Council for the Texas Tech University System, and Red Raider Club.

Andrew J. Littlefair Age 56

Mr. Littlefair has served as a director of Hilltop since our acquisition of PlainsCapital in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. He is a co-founder of Clean Energy Fuels Corp., a provider of compressed and liquefied natural gas in the United States and Canada that is publicly traded on the NASDAQ Global Select Market, and has served as that company’s President, Chief Executive Officer and a director since 2001. From 1996 to 2001, Mr. Littlefair served as President of Pickens Fuel Corp., and from 1987 to 1996, he served in various management positions at Mesa, Inc., an energy company. From 1983 to 1987, Mr. Littlefair served in the Reagan Administration as a Staff Assistant to the President. He served as the Chairman of NGV America, the leading U.S. advocacy group for natural gas vehicles, from March 1993 to March 2011. Mr. Littlefair served on the board of directors of Westport Innovations Inc., a Canadian company publicly traded on the NASDAQ Global Market from 2007 to June 2010.

W. Robert Nichols, III Age 72

Mr. Nichols has served as a director of Hilltop since April 2008. Mr. Nichols has been a leader in the construction machinery business since 1966. He was the president of Conley Lott Nichols, a dealer for several manufacturers of construction machinery, until its sale in 2012. In 2013, he purchased an oilfield services company in Midland, Texas, for which he serves as Chairman and President. He has served on numerous bank and bank holding company boards, including United New Mexico Bancorp and Ford Bank Group. Mr. Nichols is active in civic and charitable activities, serving as an active director at M.D. Anderson Hospital, The Nature Conservancy of Texas and Mercy Street.

C. Clifton Robinson Age 79

Mr. Robinson has served as a director of Hilltop since March 2007. From 2000 until its acquisition by a subsidiary of Hilltop in January 2007, Mr. Robinson was Chairman of the Board and Chief Executive Officer of NLASCO, Inc., an insurance holding company domiciled in Texas. Until December 2012, Mr. Robinson served as Chairman of the Board of NLASCO, Inc. In 2000, Mr. Robinson formed NLASCO, Inc. in conjunction with the acquisition of American Summit Insurance Company and the reacquisition of National Lloyds Insurance Company, which he had initially acquired in 1964 and later sold. In 1979, he organized National Group Corporation for the purpose of purchasing insurance companies and related businesses. In 1964, he became the President and Chief Executive Officer of National Lloyds Insurance Company in Waco, Texas, one of the two current insurance subsidiaries of NLC (formerly known as NLASCO, Inc.). From 1964 to the present, Mr. Robinson has participated in the formation, acquisition and management of numerous insurance business enterprises. Mr. Robinson established the Robinson-Lanham Insurance Agency in 1961. He previously has held positions with various insurance industry associations, including Vice-Chairman of the Board of Texas Life and Health Guaranty Association, President of the Independent Insurance Agents of Waco-McLennan County and member of the board of directors of the Texas Life Insurance Association and the Texas Medical Liability Insurance Underwriting Association. Mr. Robinson currently serves on the Board of Trustees of the Scottish Rite Hospital for Children in Dallas, Texas and the Baylor University Board of Regents.

Kenneth D. Russell Age 68

Mr. Russell has served as a director of Hilltop since August 2010. Mr. Russell currently serves as the Interim President and Chief Executive Officer of First Acceptance Corporation. Prior to that he served as the President and Chief Executive Officer of Mechanics Bank from June 2015 to October 2016. Mr. Russell has been a Principal of Ford Financial Fund II, L.P., a private equity fund based in Dallas, Texas, since 2010. Over a long career at KPMG, he rose from a staff accountant in the U.S. division to become a member of KPMG Germany’s managing Board of Directors. During 20 years in KPMG LLP’s Dallas office, he led the engagement efforts with the firm’s regional banking, thrift and other financial service clients. In 1993, Mr. Russell joined KPMG’s national office in New York and led their financial services advisory unit, which supported many of the nation’s largest banks. In 2001, he joined the Managing Board for KPMG in Germany, where he served as the global lead partner in the firm’s relationship with Deutsche Bank. That position entailed managing and consulting on banking operations in over 50 countries for the multi-national German bank. Mr. Russell retired from the KPMG Germany Managing Board in 2008 in order to lead a new Partner Mentoring Program for KPMG’s offices throughout Europe, working to help young professionals become category and practice leaders. He also serves on the Board of Directors of First Acceptance Corporation and Mechanics Bank.

A. Haag Sherman Age 51

Mr. Sherman has served as a director of Hilltop since our acquisition of PlainsCapital in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. Mr. Sherman is the Chief Executive Officer and Chief Investment Officer of Tectonic Advisors LLC a registered investment advisor, and is a private investor and co-owner of an energy services company. Prior thereto, Mr. Sherman co-founded and served in various executive positions (including Chief Executive Officer and Chief Investment Officer) of Salient Partners, LP, a Houston-based investment firm. In addition, he previously served as an executive officer and partner of The Redstone Companies where he, among other things, managed a private equity portfolio. He previously served as a director of Miller Energy Resources and ZaZa Energy Corp. Mr. Sherman has served as an adjunct professor of law at The University of Texas School of Law. Mr. Sherman previously practiced corporate law at Akin, Gump, Strauss, Hauer & Feld, LLP and was an auditor at Price Waterhouse, a public accounting firm. Mr. Sherman is an attorney and certified public accountant.

Robert C. Taylor, Jr. Age 69

Mr. Taylor has served as a director of Hilltop since our acquisition of PlainsCapital in November 2012. He previously served as a director of PlainsCapital from 1997 to November 2012. He has been engaged in the wholesale distribution business in Lubbock, Texas since 1971. In February 2009, Mr. Taylor was appointed to serve as Chief Executive Officer for United Supermarkets, LLC, a retail grocery business in Texas since 1915 and has served as its President since its acquisition by Albertsons LLC. He also serves on the board of directors of United Supermarkets, LLC. Prior to that appointment, Mr. Taylor served as the Vice President of Manufacturing and Supply Chain for United Supermarkets since 2007. From 2002 to 2007, Mr. Taylor was the President of R.C. Taylor Distributing, Inc., a business engaged in the distribution of general merchandise, candy and tobacco to retail outlets in West Texas and Eastern New Mexico. He is chairman of the Lubbock Downtown Tax Increment Finance Redevelopment Committee and serves on the Texas Tech Chancellors Advisory Board.

Carl B. Webb Age 67

Mr. Webb has served as a director of Hilltop since June 2005. Mr. Webb is a Co-Managing Member of Ford Financial Fund II, L.P., a private equity fund based in Dallas, Texas. From August 2010 until December 2012, Mr. Webb served as the Chief Executive Officer of Pacific Capital Bancorp and as Chairman of the Board and Chief Executive Officer of Santa Barbara Bank & Trust, N.A. He was a Senior Principal of Ford Financial Fund, L.P., a private equity fund that was the parent company of SB Acquisition Company LLC, the majority stockholder of Pacific Capital Bancorp prior to its sale to UnionBanCal Corporation. In addition, Mr. Webb has served as a consultant to Hunter’s Glen/Ford, Ltd., a private investment partnership, since November 2002. He served as the Co-Chairman of Triad Financial Corporation, a privately held financial services company, from July 2007 to October 2009, and was the interim President and Chief Executive Officer from August 2005 to June 2007. Previously, Mr. Webb was the President and Chief Operating Officer and a Director of Golden State Bancorp Inc. and its subsidiary, California Federal Bank, FSB, from September 1994 to November 2002. Prior to his affiliation with California Federal Bank, FSB, Mr. Webb was the President and Chief Executive Officer of First Madison Bank, FSB (1993 to 1994) and First Gibraltar Bank, FSB (1988 to 1993), as well as President and a Director of First National Bank at Lubbock (1983 to 1988). Mr. Webb also is the Chairman of Mechanics Bank and a director of Prologis, Inc. He is a former director of Pacific Capital Bancorp, M&F Worldwide Corp. and Plum Creek Timber Company.

Alan B. White Age 68

Mr. White is one of PlainsCapital’s founders. He has served as Co-Chief Executive Officer of Hilltop since September 2016. He also has served as Chairman and Chief Executive Officer of PlainsCapital since 1987. He has served as a director of Hilltop since our acquisition of PlainsCapital in November 2012 and is the Vice-Chairman of the Board of Directors and the Chairman of Hilltop’s Executive Committee. Mr. White’s current charitable and civic service includes serving as a member of the Cotton Bowl Athletic Association Board of Directors, the MD Anderson Cancer Center Living Legend Committee and the Dallas Citizens Council. He was also the founding chairman of the Texas Tech School of Business Chief Executive’s Roundtable; the former Chairman of the Texas Tech Board of Regents, the Covenant Health System Board of Trustees, and the Methodist Hospital System Board of Trustees; and a member of the Texas Tech University President’s Council and the Texas Hospital Association Board.

Except as set forth in this Amendment, there are no arrangements or understandings between any director  and any other person pursuant to which that director was nominated.

Director Qualifications for Service

As described below, the Nominating and Corporate Governance Committee considers a variety of factors when evaluating a potential candidate to fill a vacancy on the Board of Directors or when nomination of an incumbent director for re-election is under consideration. The Nominating and Corporate Governance Committee and the Board of Directors strive to balance a diverse mix of experience, perspective, skill and background with the practical requirement that the Board of Directors will operate collegially, with the common purpose of overseeing our business on behalf of our stockholders. All of our directors possess relevant experience, and each of them approaches the business of the Board of Directors and their responsibilities with great seriousness of purpose. The following describes, with respect to each director, his or her particular experience, qualifications, attributes and skills that qualify him or her to serve as a director:

Charlotte Jones Anderson

Ms. Anderson has significant managerial and executive officer experience with large entrepreneurial businesses and provides the Board of Directors the perspective of one of PlainsCapital’s significant customers.

Rhodes Bobbitt	Mr. Bobbitt has an extensive investment background. This is particularly important given the investment portfolios at our subsidiaries.

Tracy A. Bolt	Mr. Bolt has significant experience concerning accounting matters that is essential to our Audit Committee’s and Board of Directors’ oversight responsibilities.

W. Joris Brinkerhoff

Mr. Brinkerhoff has participated, and continues to participate, in a number of business interests. Accordingly, he brings knowledge and additional perspectives to our Board of Directors from experiences with those interests.

J. Taylor Crandall	Mr. Crandall has significant experience in finance and management and board governance, including his experience serving on the Boards of Directors of several public and private companies.

Charles R. Cummings	Mr. Cummings has an extensive operational and accounting background. His expertise in these matters brings considerable strength to our Audit Committee and Board of Directors in these areas.

Hill A. Feinberg

Mr. Feinberg has extensive knowledge and experience concerning the broker-dealer segment and the industry in which it operates through his extended period of service to First Southwest and Hilltop Securities.

Gerald J. Ford

Mr. Gerald J. Ford has been a financial institutions entrepreneur and private investor involved in numerous mergers and acquisitions of private and public sector financial institutions over the past 40 years. His extensive banking industry experience and educational background provide him with significant knowledge in dealing with financial and regulatory matters, making him a valuable member of our Board of Directors. In addition, his service on the boards of directors and audit and corporate governance committees of a variety of public companies gives him a deep understanding of the role of the Board of Directors.

Jeremy B. Ford

Mr. Jeremy B. Ford’s career has focused on mergers and acquisitions in the financial services industry. Accordingly, he has been actively involved in numerous acquisitions, including our acquisitions of NLC, PlainsCapital, substantially all of the assets of FNB, and SWS. His extensive knowledge of our operations makes him a valuable member of our Board of Directors.

J. Markham Green

Mr. Green has an extensive background in financial services, as well as board service. His investment banking background also provides our Board of Directors with expertise surrounding acquisitions and investments.

William T. Hill, Jr.

Mr. Hill’s experience with legal and compliance matters, along with his management of a large group of highly skilled professionals, have given him considerable knowledge concerning many matters that come before our Board of Directors. Mr. Hill has also served on several civic and charitable boards, which has given him invaluable experience in corporate governance matters.

James R. Huffines	Mr. Huffines’ significant banking and managerial experience provide unique insights and experience to our Board of Directors.

Lee Lewis

Through his service on our Board of Directors and PlainsCapital’s Board of Directors, Mr. Lewis has many years of knowledge of PlainsCapital and the challenges and opportunities that it is presented. The background of Mr. Lewis as an owner and chief executive officer of a Texas-based company also provides unique insight to the Board of Directors.

Andrew J. Littlefair

Mr. Littlefair has significant experience serving as a chief executive officer and as a director of publicly traded companies and provides the Board of Directors with the perspective of one of PlainsCapital’s significant customers.

W. Robert Nichols III	Mr. Nichols has broad experience in managing and leading enterprises. This significant experience provides our Board of Directors with additional perspectives on our operations.

C. Clifton Robinson

Mr. Robinson possesses particular knowledge and experience in the insurance industry, as we purchased NLC from him in 2007. Mr. Robinson provides our Board of Directors with expertise in regards to our insurance operations.

Kenneth D. Russell	Mr. Russell’s extensive background in accounting and operating entities provides valuable insight to our Board of Directors, including merger and acquisition activities.

A. Haag Sherman	Mr. Sherman has significant experience concerning investing, legal and accounting matters that is essential to our Board of Director’s oversight responsibilities.

Robert C. Taylor, Jr.

Through his service on our Board of Directors and PlainsCapital’s Board of Directors, Mr. Taylor has many years of knowledge of PlainsCapital and the challenges and opportunities that it is presented. The background of Mr. Taylor as a manager of a Texas-based company also provides unique insight to the Board of Directors.

Carl B. Webb

Mr. Webb possesses particular knowledge and experience in strategic planning and the financial industry, as well as expertise in finance, that strengthen the Board of Directors’ collective qualifications, skills and experience.

Alan B. White

Mr. White possesses knowledge of our business and industry through his lengthy tenure as PlainsCapital’s Chief Executive Officer that aids him in efficiently and effectively identifying and executing our strategic priorities.

Executive Officers

We have identified the following officers as “executive officers,” consistent with the definition of that term as used by the SEC:

Name	Age	Position	Officer Since
Hill A. Feinberg	70	Chairman and Chief Executive Officer of Hilltop Securities	2012
Jeremy B. Ford	42	President and Co-Chief Executive Officer	2010
William B. Furr	39	Executive Vice President, Chief Financial Officer	2016
James R. Huffines	66	Executive Vice President, Chief Operating Officer of Subsidiaries	2012
John A. Martin	69	Executive Vice President, Chief Accounting Officer	2012
Darren E. Parmenter	54	Executive Vice President, Chief Administrative Officer	2007
Corey G. Prestidge	43	Executive Vice President, General Counsel and Secretary	2008
Todd L. Salmans	68	Chief Executive Officer of PrimeLending	2012
Jerry L. Schaffner	59	President and Chief Executive Officer of the Bank	2012
Alan B. White	68	Vice Chairman and Co-Chief Executive Officer	2012

Business Experience of Executive Officers

Information concerning the business experience of Messrs. Hill A. Feinberg, Jeremy B. Ford, James R. Huffines and Alan B. White is set forth above under the heading “—Directors.”

William B. Furr.  Mr. Furr has served as the Chief Financial Officer of Hilltop since September 2016. Prior to joining Hilltop, Mr. Furr served as Executive Vice President and Community Bank Chief Financial Officer for KeyCorp from November 2012 to August 2016. Before joining KeyCorp, Mr. Furr served in various financial leadership roles at Regions Financial Corporation and Bank of America Corporation.

John A. Martin.  Mr. Martin has served as Executive Vice President and Chief Accounting Officer of Hilltop since September 2016. Mr. Martin previously served as Executive Vice President and Chief Financial Officer of PlainsCapital since November 2010 and continued in that position since our acquisition of PlainsCapital in November 2012. Mr. Martin also serves on the board of directors of the Bank and various other subsidiaries of PlainsCapital. Prior to joining PlainsCapital, Mr. Martin most recently served as executive vice president and chief financial officer of Family Bancorp, Inc. and its subsidiary, San Antonio National Bank, from April 2010 until October 2010. Before joining Family Bancorp, from 2009 to 2010, Mr. Martin served as a consultant to community banks, providing strategic planning services. Beginning in 2005, Mr. Martin served as chief financial officer of Texas Regional Bancshares, Inc. and later served as director of financial planning and analysis for BBVA Compass after its acquisition of Texas Regional Bancshares in 2006.

Darren E. Parmenter.  Mr. Parmenter has served as Executive Vice President and Chief Administrative Officer since September 2016. Mr. Parmenter previously served as Executive Vice President and Principal Financial Officer of Hilltop since February 2014 and as Senior Vice President of Finance of Hilltop from June 2007 to February 2014. From January 2000 to June 2007, Mr. Parmenter was with Hilltop’s predecessor, Affordable Residential Communities Inc., and served as the Controller of Operations from April 2002 to June 2007. Prior to 2000, Mr. Parmenter was employed by Albertsons Inc. as an Assistant Controller.

Corey G. Prestidge.  Mr. Prestidge has served as an Executive Vice President of Hilltop since February 2014 and General Counsel and Secretary of Hilltop since January 2008. From November 2005 to January 2008, Mr. Prestidge was the Assistant General Counsel of Mark Cuban Companies. Prior to that, Mr. Prestidge was an associate in the corporate and securities practice group at Jenkens & Gilchrist, a Professional Corporation, which is a former national law firm.

Mr. Prestidge is the son-in-law of our Chairman of the Board, Gerald J. Ford, and the brother-in-law of our President and Co-Chief Executive Officer, Jeremy B. Ford.

Todd L. Salmans.  Mr. Salmans has served as Chief Executive Officer of PrimeLending since January 2011 and has continued in that position since our acquisition of PlainsCapital in November 2012. He also previously held the office of President of PrimeLending until August 2013. As Chief Executive Officer, Mr. Salmans is responsible for the strategic direction and day-to-day management of PrimeLending, including financial performance, compliance, business development, board and strategic partner communications and team development. He also serves as a member of PrimeLending’s Board of Directors. Mr. Salmans joined PrimeLending in 2006 as Executive Vice President and Chief Operating Officer, with responsibility over daily operations, loan processing and sales. He was promoted to President in April 2007. Mr. Salmans has over 40 year of experience in the mortgage banking industry. Prior to joining PrimeLending, he served as regional executive vice president of CTX/Centex, regional senior vice president of Chase Manhattan/Chase Home Mortgage Corp., and regional senior vice president of First Union National Bank/First Union Mortgage Corp. Mr. Salmans is currently a board member of the Texas Mortgage Bankers Association.

Jerry L. Schaffner.  Mr. Schaffner has served as the President and Chief Executive Officer of the Bank since November 2010 and has continued in that position since our acquisition of PlainsCapital in November 2012. He currently serves as a director of the Bank and various other subsidiaries, and previously served as a director of PlainsCapital from 1993 until March 2009. Mr. Schaffner joined PlainsCapital in 1988 as part of its original management group.

Terms of Office and Relationships

Our executive officers are elected annually or, as necessary, to fill vacancies or newly created offices by our Board of Directors. Each executive officer holds office until his successor is duly elected and qualified or, if earlier, until his death, resignation or removal. Any officer or agent elected or appointed by our Board of Directors may be removed by our Board of Directors whenever, in its judgment, our best interests will be served, but any removal will be without prejudice to the contractual rights, if any, of the person so removed.

Except as otherwise disclosed in this Amendment, (a) there are no familial relationships among any of our current directors or executive officers and (b) none of our directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Actor pursuant to Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Except as set forth in this Amendment, there are no arrangements or understandings between any officer and any other person pursuant to which that officer was selected.

Employment of Certain Family Members

We currently employ certain family members of our officers and/or directors in the following capacities: Corey G. Prestidge, the brother-in-law of Jeremy B. Ford, our President and Co-Chief Executive Officer, and the son-in-law of Gerald J. Ford, the Chairman of our Board, serves as Hilltop’s Executive Vice President, General Counsel and Secretary; Lee Ann White, the wife of Alan B. White, our Vice Chairman and Co-Chief Executive Officer, serves as the Senior Vice President, Director of Public Relations of PlainsCapital; Logan Passmore, the son-in-law of Mr. White, serves as Assistant Vice President, Commercial Loan Officer I of the Bank; Kale Salmans, the son of Todd Salmans, Chief Executive Officer of PrimeLending, serves as Senior Vice President, Strategic Resources and Process Improvement of PrimeLending; and Ty Tucker, the son-in-law of Mr. Salmans, serves as Vice President, Risk Analyst of PrimeLending. Pursuant to our employment arrangements with these individuals, during 2016, we paid Corey G. Prestidge $751,521, Lee Ann White $148,478, Logan Passmore $93,205, Kale Salmans $573,861 and Ty Tucker $141,337 cash compensation for their services as employees during 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers, directors and persons who beneficially own more than ten percent of our stock to file initial reports of ownership and reports of changes in ownership with the SEC. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies furnished to us and representations from our officers and directors, we believe that all Section 16(a) filing requirements for the year ended December 31, 2016, applicable to our officers, directors and greater than ten percent beneficial owners were timely satisfied, except that (i) Forms 4 relating to correction of tax withholdings for transactions that occurred on April 1, 2016 were filed late by Messrs. White and Salmans.

Based on written representations from our officers and directors, we believe that all Forms 5 for directors, officers and greater than ten percent beneficial owners that have been filed with the SEC are the only Forms 5 required to be filed for the period ended December 31, 2016.

Code of Business Conduct and Ethics

We have adopted a Senior Officer Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We also have adopted a General Code of Ethics and Business Conduct applicable to all officers, directors and employees. Both codes are available on our website at ir.hilltop-holdings.com under the heading “Investor Relations — Corporate Information — Governance Documents.” Copies also may be obtained upon request by writing our corporate Secretary at: Corporate Secretary, Hilltop Holdings Inc., 200 Crescent Court, Suite 1330, Dallas, Texas 75201. We intend to disclose any amendments to, or waivers from, our Senior Officer Code of Ethics and our General Code of Ethics and Business Conduct at the same website address provided above.

Director Nominations by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since those procedures were described in our proxy statement for our 2016 Annual Meeting of Stockholders.

Audit Committee

We have a standing Audit Committee established within the meaning of Section 3(a)(58)(A) of the Exchange Act. The Audit Committee helps our Board of Directors ensure the integrity of our financial statements, the qualifications and independence of our independent registered public accounting firm and the performance of our internal audit function and independent registered public accounting firm. In furtherance of those matters, the Audit Committee assists in the establishment and maintenance of our internal audit controls, selects, meets with and assists the independent registered public accounting firm, oversees each annual audit and quarterly review and prepares the report that federal securities laws require be included in our annual proxy statement. Mr. Cummings has been designated as Chairman, and Messrs. Green and Bolt are members, of the Audit Committee. Our Board of Directors has reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board of Directors has determined that each of Mr. Cummings and Mr. Bolt qualifies as an “audit committee financial expert,” as defined by the rules of the SEC, and each member of the Audit Committee is independent in accordance with the listing standards of the New York Stock Exchange, or NYSE. Currently, none of our Audit Committee members serve on the audit committees of three or more public companies.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion & Analysis section reviews the compensation program for our named executive officers, or NEOs, which include our principal executive officers, principal financial officers and our three other most highly-compensated executive officers, during the year ended December 31, 2016.

During 2016, we integrated the personnel of the two holding companies, PlainsCapital and Hilltop Holdings Inc., into Hilltop Holdings Inc. We believe this new structure provides leadership for the entire organization, promotes consistency and accountability and supports a more coordinated and cohesive long-term growth strategy.  Accordingly, we named Messrs. Jeremy B. Ford and Alan B. White as Co-Chief Executive Officers. We believe this structure will allow Messrs. Jeremy Ford and Alan White to use their respective strengths to manage the enterprise more effectively and efficiently. Mr. White oversees the revenue generating operations, and Mr. Ford oversees corporate functions, such as accounting and finance, risk and compliance, legal, corporate development and corporate administration. In addition, in September 2016, we hired a new Chief Financial Officer that has deep experience in large financial institutions.

For 2016, our NEOs were:

Named Executive Officer	Title/Role
Jeremy B. Ford	President and Co-Chief Executive Officer
Alan B. White	Vice Chairman and Co-Chief Executive Officer
William B. Furr	Executive Vice President, Chief Financial Officer
Darren E. Parmenter	Former Principal Financial Officer
Hill A. Feinberg	Chairman and Chief Executive Officer of Hilltop Securities
James R. Huffines	Executive Vice President, Chief Operating Officer of Subsidiaries
Todd L. Salmans	Chief Executive Officer of PrimeLending

2016 Business and Financial Highlights

2016 represented another strong year for the Company. In 2016, we continued to grow and expand into a diversified financial holding company through the integration of SWS, which was acquired in January 2015. In addition, we had the following accomplishments during 2016:

•                  Generated $146 million in income applicable to common stockholders, or $1.48 per diluted share, during 2016. Return on average equity was 8.13% and return on average assets was 1.21% for 2016.

•                  Maintained strong asset quality compared to peers with non-performing assets as a percentage of total assets of 0.24% as of December 31, 2016, excluding covered loans and covered other real estate owned.

•                  Maintained strong capital ratios with a Common Equity Tier 1 Risk Based Capital Ratio at 18.30% and a Total Risk Based Capital Ratio of 19.34% at December 31, 2016.

•                  Initiated a quarterly dividend of $0.06 per quarter.

The results contributed to an increase in our book value per share from $17.56 at December 31, 2015 to $18.98 at December 31, 2016.

Our 2016 Executive Compensation Program

Overview

The Compensation Committee, or, in this Compensation Discussion and Analysis, the Committee, has the responsibility to establish, implement and monitor adherence with our compensation philosophy. The Committee ensures that the total compensation paid to executive officers is fair, reasonable, competitive, performance-based and aligned with stockholder interests. The Committee administers the Company’s executive compensation program in light of our unique structure and acquisition history. As a holding company that conducts its operations through its subsidiaries, we provide performance-based compensation to the chief executives of each of our business units that is based on both the results of the business unit, and the Company.

Philosophy and Objectives of Our Executive Compensation Program

Our compensation program continues to focus on performance-based pay that reflects our achievements on an annual basis and our ability to deliver long-term value to our stockholders. The Compensation Committee regularly reviews the Company’s compensation programs to ensure they are consistent with safe and sound business practices, regulatory requirements, emerging industry trends and stockholder interests.

With this in mind, the following principles help guide our decisions regarding compensation of our NEOs:

•                  Compensation opportunities should be competitive with market practices.  We are committed to providing competitive total annual compensation opportunities in order to attract and retain executives with the experience and skills necessary to lead our Company and motivate them to deliver strong performance to our stockholders.

•                  A significant portion of compensation should be performance-based.  Our executive compensation program emphasizes pay-for-performance. Both our annual and long-term incentives are earned based on a combination of corporate, business unit and individual performance. Our annual incentive compensation also can be reduced based upon improper risk taking and non-compliance with applicable laws and regulations.

•                  Management’s interests should be aligned with those of our stockholders.  Our long-term incentive compensation is delivered in the form of RSUs to support our goals for alignment, ownership and retention. Half of the RSUs awarded vest upon achievement of predefined performance goals. The value of these performance-based RSUs ultimately depends upon our relative total stockholder return and our cumulative earnings per share, or EPS, over the three-year vesting period. Commencing in 2016, the percentage of these awards that vest is based first on cumulative earnings per share over a three-year period and then multiplied by a modifier based on our relative total stockholder return during the same period.

•                  Compensation should be perceived as fair.  We strive to create a compensation program that will be perceived as fair and equitable, both internally and externally.

•                  Our compensation program should be balanced and mitigate risk taking.  We have a balanced approach to total compensation that includes a mix of fixed and performance-based pay, a proportion of cash and equity compensation absolute and relative performance goals, and short- and long-term incentive compensation. We believe this approach effectively aligns our pay with performance while discouraging inappropriate risk taking.

Governance Highlights

The Compensation Committee continued to maintain the following compensation best practices:

•                  Robust stock ownership guidelines for executive officers and directors

•                  Clawback policy for incentive compensation

•                  Anti-hedging and pledging policy

•                  Limited perquisites

•                  No excise tax gross-ups in new employment agreements

•                  One year holding requirement on all vested equity awards

•                  Annual compensation risk assessment

How We Determine and Assess Executive Compensation Generally

Background

We completed the acquisition of PlainsCapital on November 30, 2012, and the compensation of our NEOs who were employed by PlainsCapital is, therefore, in part based upon the compensation they were paid by PlainsCapital prior to the acquisition. Four of our NEOs, Messrs. White, Feinberg, Huffines and Salmans, were employed by PlainsCapital or its subsidiaries prior to the acquisition. In connection with the acquisition of PlainsCapital, we entered into a retention agreement with Mr. White to ensure continuity following the closing that was negotiated based upon the pre-existing rights in his employment agreement with PlainsCapital. All other existing employment arrangements at PlainsCapital were amended to terminate on November 30, 2014. Following the expiration of the employment agreements with Messrs. Huffines and Salmans, we entered into new employment agreements with them that are consistent with our current compensation philosophy. For a more detailed discussion of these employment agreements and Mr. White’s retention agreement, see “— Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Contracts and Incentive Plans — Employment Contracts.”

Role of the Compensation Committee

The Committee is responsible for reviewing and approving all aspects of the compensation programs for our NEOs and making all decisions regarding specific compensation to be paid or awarded to them. The Committee is responsible for, among its other duties, the following:

•                  Review and approval of corporate incentive goals and objectives relevant to compensation;

•                  Evaluation of individual performance results in light of these goals and objectives;

•                  Evaluation of the competitiveness of the total compensation package; and

•                  Approval of any changes to the total compensation package, including, but not limited to, base salary, annual and long-term incentive award opportunities and payouts and retention programs.

The Committee is responsible for determining all aspects of compensation of the Co-Chief Executive Officers, as well as assessing their individual performance.

In setting the compensation of our NEOs, the Committee, in its discretion, considers (i) the transferability of managerial skills, (ii) the relevance of each NEO’s experience to other potential employees, and (iii) the readiness of the NEO to assume a different or more significant role, either within our organization or with another organization. When the Committee makes pay-related decisions, the Committee considers our acquisition and growth strategy, our desire to attract, retain and motivate talent, and the importance of compensation in supporting the achievement of our strategic objectives.

Role of the Co-Chief Executive Officers in Compensation Decisions

The Co-Chief Executive Officers provide input and recommendations to the Committee regarding compensation decisions for their direct reports, including the other NEOs. These recommendations are made within the framework of the compensation programs approved by the Committee and based on market data provided by the Committee’s independent consultant. The input includes base salary changes, annual incentive and long-term incentive opportunities and payouts, specific individual performance objectives, and individual performance assessments. The Co-Chief Executive Officers make their recommendations based on their assessment of the individual officer’s performance, performance of the officer’s respective business or function and employee retention considerations. The Committee reviews and considers the Co-Chief Executive Officers’ recommendations when determining any compensation changes affecting our officers or executives. The Co-Chief Executive Officers do not play any role with respect to their own compensation.

Role of Stockholder Say-on-Pay Votes

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation. At the Company’s annual meeting of stockholders held in June 2016, over 97% of the votes cast (excluding abstentions and broker non-votes) on the say-on-pay proposal at that meeting were voted in favor of the proposal.  Given this significant level of support from the Company’s stockholders, the Committee and the Board of Directors believe that the Company is taking a measured, informed and responsible approach to executive compensation that incorporates all of the Company’s objectives and policies set forth above, including, but not limited to, a pay for performance culture that retains executives who perform strongly. The Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the NEOs.

Role of Compensation Consultant

Pursuant to its charter, the Committee is authorized to retain and terminate any consultant, as well as to approve the consultant’s fees and other terms of the engagement. The Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors. In 2016, the Committee continued its engagement of Meridian Compensation Partners, LLC, or Meridian, as its independent compensation consultant.

Pursuant to its engagement, Meridian provides research, data analyses, survey information and design expertise in developing compensation programs for executives and incentive programs for eligible employees. In addition, Meridian keeps the Committee apprised of regulatory developments and market trends related to executive compensation practices. Meridian does not determine or recommend the exact amount or form of executive compensation for any of the NEOs. A representative of Meridian generally attends meetings of the Committee, is available to participate in executive sessions and communicates directly with the Committee and the chairman of the Committee.

Pursuant to the Committee’s charter, if the Committee elects to use a compensation consultant, the Committee must assess the consultant’s independence, taking into account the following factors:

•                  The provision of other services to the Company by the consultant;

•                  The amount of fees the consultant received from the Company;

•                  The policies and procedures the consultant has in place to prevent conflicts of interest;

•                  Any business or personal relationships between the consulting firm and the members of the Committee;

•                  Any ownership of Company stock by the individuals at the firm performing consulting services for the Committee; and

•                  Any business or personal relationship of the firm with an executive officer of the Company.

Meridian has provided the Committee with appropriate assurances and confirmation of its independent status pursuant to the charter and other factors. The Committee believes that Meridian has been independent throughout its service for the Committee and there is no conflict of interest between Meridian and the Committee.

Other Factors

The Committee makes executive compensation decisions following a review and discussion of both the financial and operational performance of our businesses and the annual performance reviews of the NEOs and other members of the management team.

Benchmarking Compensation

The Committee regularly assesses the components of the executive compensation program with advice from its independent compensation consultant. In October 2015, Meridian provided an analysis of base salary, annual incentive and long-term incentive practices of comparable companies in the financial industry. Meridian considered individual compensation elements as well as the total compensation package.

In performing this analysis, Meridian used the same peer group of financial institutions that were used in its prior year study. The peer group includes institutions of generally similar asset size and, to the extent possible, organizations with significant other operating segments.

The following financial institutions were included in the peer group used in the report presented for consideration in the determination of 2016 pay:

Associated Banc-Corp	Cullen/Frost Bankers, Inc.	First Citizens BancShares, Inc.
First Horizon National Corporation	First Midwest Bancorp, Inc.	FirstMerit Corporation
Hancock Holding Company	IBERIABANK Corporation	International Bancshares Corporation
MB Financial, Inc.	Old National Bancorp	Prosperity Bancshares, Inc.
South State Corporation	TCF Financial Corporation	Texas Capital Bancshares, Inc.
Trustmark Corporation	UMB Financial Corporation	Umpqua Holdings Corporation
Union Bankshares Corporation	United Bankshares, Inc.	WesBanco, Inc.
Wintrust Financial Corporation

In addition to the peer group, Meridian included data from industry-specific compensation surveys. The information from these competitive data sources and the peer group were used to make 2016 compensation decisions.

Elements of our Executive Compensation Program

The basic elements of our executive compensation program are summarized below. Our compensation policies and programs are considered by the Committee in a total rewards framework, which considers both “pay” — base salary, annual incentive awards and long-term incentive awards — and “benefits” — perquisites and other benefits and other compensation. Our executive compensation program consists primarily of the following components:

Compensation Component	Purpose
Base Salary	Fixed component of pay intended to compensate the individual fairly for the responsibility level of the position held.

Annual Incentive Awards	Variable component of pay intended to motivate and reward the individual’s contribution to achieving our short-term/annual objectives.

Long-term Incentive Awards	Variable component of pay intended to retain, motivate and reward the individual’s contribution to achieving our long-term objectives and creating stockholder value.

Perquisites and Other Benefits	Fixed component of pay intended to provide an economic benefit to us in attracting and retaining executive talent.

Base Salary

We provide base salaries for each NEO commensurate with the services each provides to us. We believe a portion of total direct compensation should be provided in a form that is fixed and liquid. In reviewing base salaries, the Committee evaluated the salaries of other executive officers of the Company and its peers and any increased level of responsibility, among other items. The Committee determined to maintain the current salaries of all NEOs for 2016, as they were found to be competitive with the Company’s peers. The following are the base salaries for our NEOs in 2015 and 2016:

	Base Salary
Name	2015	2016
Jeremy B. Ford	$700,000	$700,000
Alan B. White	$1,350,000	$1,350,000	(a)
William B. Furr	$—	$425,000	(b)
Darren E. Parmenter	$335,000	$335,000
Hill A. Feinberg	$500,000	$500,000
James R. Huffines	$690,000	$690,000
Todd L. Salmans	$750,000	$750,000

(a)         Mr. White’s base salary was set forth in his retention agreement, which became effective upon the closing of the acquisition of PlainsCapital.

(b)         Mr. Furr’s base salary effective upon his hiring as our Chief Financial Officer on September 1, 2016.

In February 2017, the Committee assessed base salaries of the NEOs and decided to provide the following increases: $25,000 for Mr. Ford, $50,000 for Mr. White and $10,000 for Mr. Parmenter.

Annual Incentive Awards

Our NEOs and other employees are eligible to participate in the Annual Incentive Plan and receive annual cash incentive awards based upon our financial performance and other factors, including individual performance. The Committee believes that this element of compensation is important to focus management efforts on, and provide rewards for, annual financial and strategic results that are aligned with creating value for our stockholders.

Target Annual Incentive Opportunities

Target incentive awards are defined at the start of the year in consideration of market data provided by the Committee’s consultant, each executive’s total compensation package and the entity’s budgetary considerations. The Committee did not increase the target opportunity for any NEO in 2016.

	Annual Incentive Value
		Target
	Threshold		% of Annual	Maximum
Name	($)	($)	Base Salary	($) (c)
Jeremy B. Ford	108,000	600,000	86%	900,000
Alan B. White (a)	—	1,350,000	100%	—
William B. Furr (b)	325,000	375,000	88%	562,500
Darren E. Parmenter	28,200	235,000	70%	352,500
Hill A. Feinberg	72,000	600,000	120%	900,000
James R. Huffines	99,900	555,000	80%	832,500
Todd L. Salmans	90,000	750,000	100%	1,125,000

(a)         Mr. White’s annual incentive compensation is determined pursuant to his retention agreement for the achievement of specified performance criteria.

(b)         Mr. Furr’s employment agreement specified minimum cash incentive compensation of $325,000 for 2016. The employment agreement does not provide for minimum cash incentive compensation in future years.

(c)          Awards are capped at 150% of the target amount.

Performance Measures

Each NEO serving for the full year had pre-defined performance objectives based upon measurable performance of both our Company and the individual, other than Mr. White, whose pre-defined performance objectives are based solely upon Hilltop’s performance. Other than with respect to Mr. Feinberg, at least 70% of each executive’s incentive was based on the net income of our Company and/or their relevant business unit. Mr. Feinberg’s incentive compensation also included performance objectives related to the integration of Hilltop Securities. Our 2016 goals were intended to be realistic and reasonable but challenging in order to drive performance. The Committee and management believe that by using these metrics we are encouraging profitable top line growth and value for stockholders without creating excessive risk.

The measures and weights of the performance objectives for each NEO are summarized in the following table:

	Hilltop	PlainsCapital	Business Unit	Strategic/
Name	Net Income	Net Income	Net Income	Individual Goals
Jeremy B. Ford	70%	—	—	30%
Alan B. White (a)	100%	—	—	—
William B. Furr (b)	—	—	—	—
Darren E. Parmenter	50%	—	20%	30%
Hill A. Feinberg	20%	—	30%	50%
James R. Huffines	—	70%	—	30%
Todd L. Salmans	—	20%	50%	30%

(a)         Determined pursuant to Mr. White’s retention agreement for the achievement of earnings target.

(b)         Mr. Furr did not have pre-defined performance objectives given his hiring in September 2016.

In addition to the above criteria, up to 15% of payouts under the Annual Incentive Plan are subject to forfeiture in the event of any improper risk management or non-compliance with applicable laws or regulations. The Committee changed this provision in 2017 to specify that the entire payout under the Annual Incentive Plan is subject to forfeiture in the event of material risk or compliance issues.

The individual strategic objectives for the NEOs are developed through an iterative process between the Committee and management. Management develops an initial set of recommendations based upon the business needs. The Committee reviews the proposed goals and revises/amends them at its discretion, ensuring that goals are aligned with the Board of Director’s strategic focus. The following strategic and individual goals, among others, were established for the NEOs in 2016:

•                  Mr. Ford: execute the Company’s 2016 strategic plan, continue to identify strategic acquisition opportunities that complement the Company’s business mix, continue to integrate recent acquisitions and increase net earnings.

•                  Mr. Parmenter: facilitate acquisition activity and the Company’s strategic initiatives, integrate and consolidate the Company’s accounting and human resources departments, and provide effective leadership of his responsible business units.

•                  Mr. Feinberg: integrate Hilltop Securities, manage risk through capital and develop culture and communication at combined broker-dealer.

•                  Mr. Huffines: grow core business and achieve quantitative cost savings through integration of mergers and acquisitions.

•                  Mr. Salmans: execute three-year business strategy for PrimeLending, continue succession planning and talent development for key positions and achieve cost savings from implementation of strategic plan.

Performance Results and Payouts

The Committee, in its sole discretion, determines the final amount of each participant’s award based on attainment of the applicable performance goals and assessments of individual and strategic performance.

Each element of the annual cash incentive award is independent of the other. Accordingly, the executive officer may achieve certain performance goals, while at the same time failing to achieve others. In that case, the executive officer will be entitled to receive the award for the performance goal achieved, but not an award for a performance goal for which threshold performance is not achieved. Potential awards ranged from 50% for threshold performance to a maximum of 150% for stretch performance.

At the end of the fiscal year, the Committee determined a payout based on net income performance. 2016 performance goals and actual net income performance were as follows (dollars in millions):

2016 Performance Goal	Threshold ($)	Target ($)	Stretch ($)	Actual ($)	Achievement
Hilltop Adjusted Net Income	71.6	119.3	179.0	151.4	127%

PlainsCapital Net Income	62.9	104.8	157.2	125.3	120%

Hilltop Securities Net Income	8.2	13.6	20.4	28.4	209%

PrimeLending Net Income	12.2	20.4	30.6	51.2	251%

Based upon evaluation of their respective individual performance in 2016, the Committee awarded the NEOs scores ranging from 54% to 150% for their strategic and individual goals. The Committee also assessed risk and compliance performance for each NEO and determined that no reductions were warranted.

Based on the above financial and individual performance measures and the Committee’s discretion, the 2016 annual cash incentive payments were awarded as follows relative to the 2016 target value:

	2016 Annual	% of 2016 Target
Name	Incentive Payment ($)	Annual Incentive
Jeremy B. Ford	715,000	119%
Alan B. White (a)	1,400,000	104%
William B. Furr	375,000	100%
Darren E. Parmenter	280,000	119%
Hill A. Feinberg	750,000	125%
James R. Huffines	555,000	100%
Todd L. Salmans	1,100,000	147%

(a)         Determined pursuant to Mr. White’s retention agreement for the achievement of earnings target. The Committee determined to increase the contractual payout of $1,350,000 to $1,400,000 based on Mr. White’s individual performance and his promotion to Co-CEO.

See “— Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Contracts and Incentive Plans— Annual Incentive Plan” for more information with respect to our shareholder-approved Annual Incentive Plan.

Long-Term Incentive Awards

As described above, we believe that a portion of each NEO’s compensation should be tied to the performance of our stock price, aligning the officer’s interest with that of our stockholders. In this regard, the Committee determined that the award vehicle mix should be:

Award Vehicle Mix	% of Award
Time-Based Restricted Stock Units	50%
Performance-Based Restricted Stock Units	50%

Time-based RSUs cliff vest on the third anniversary of the date of grant. Performance-based RSUs are earned and cliff vest after the three-year performance period from January 1, 2016 through December 31, 2018. Performance awards are earned based on Hilltop’s three-year cumulative EPS and based on relative total stockholder return, or TSR, relative to the KBW Regional Banking Index.

Commencing in 2016, a revision was made to the method of calculating performance for awarding performance-based RSUs. Under the revised form of award, the percentage of performance-based RSUs that vest following a performance period is determined based on Hilltop’s three-year cumulative EPS relative to pre-established performance objectives, multiplied by a modifier that is determined based on Hilltop’s TSR relative to the KBW Regional Banking Index. The new method of measuring performance puts more weight on EPS and uses TSR as a modifier, instead of weighting each measure equally as was done in prior grants. The EPS component of performance calculation ranges from 50% at threshold to 150% at the max, and the TSR modifier ranges from 80% at threshold to 120% at max. The total number of shares earned from the performance awards can range from 40% to 180% of the target number of RSUs granted.

All shares of common stock delivered pursuant to the RSUs are subject to a one-year holding period requirement after vesting. Further discussion of the Hilltop Holdings Inc. 2012 Equity Incentive Plan, or the 2012 Equity Incentive Plan, pursuant to which such RSUs were awarded is found under “— Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”.

In 2016, long-term incentive awards were made in consideration of each executive’s role, competitive market practice, and performance. Grants were made in the form of RSUs on February 23, 2016, to the following NEOs as set forth below:

		Performance-Based
	Time-Based RSUs	RSUs Awarded	Total RSUs
Name	Awarded	(at Target)	Awarded
Jeremy B. Ford	21,971	21,971	43,942
Alan B. White	21,971	21,971	43,942
William B. Furr	—	—	—
Darren E. Parmenter	5,493	5,493	10,986
Hill A. Feinberg	9,416	9,416	18,832
James R. Huffines	13,183	13,182	26,365
Todd L. Salmans	10,986	10,985	21,971

On February 23, 2017, the Committee continued the same mix of long-term incentive awards and approved a grant of RSUs to the NEOs as set forth below:

	Time-	Performance- Based
	Based RSUs	RSUs Awarded	Total RSUs
Name	Awarded	(at Target)	Awarded
Jeremy B. Ford	27,734	27,734	55,468
Alan B. White	12,307	12,306	24,613
William B. Furr	6,154	6,153	12,307
Darren E. Parmenter	3,341	3,340	6,681
Hill A. Feinberg	6,154	6,153	12,307
James R. Huffines	7,033	7,032	14,065
Todd L. Salmans	6,154	6,153	12,307

Since the adoption of the 2012 Equity Incentive Plan, all equity-based awards, including those made to the NEOs, have since been made pursuant to the 2012 Equity Incentive Plan. All equity-based awards made to the NEOs are approved by the Committee and not pursuant to delegated authority.

Perquisites and Other Benefits

We provide various perquisites and other benefits to certain NEOs. Messrs. Jeremy B. Ford and Alan B. White are provided access to company aircraft. Messrs. White, Huffines and Salmans are provided with a monthly car allowance and reimbursement for country club membership dues. In addition, Mr. White is provided bank-owned life insurance. Otherwise, generally, our NEOs receive only medical benefits, life insurance and long-term disability coverage, as well as supplemental contributions to the Company’s 401(k) program, on the same terms and conditions as available to all employees of that entity.

Severance and Other Post-Termination Compensation

Generally, we do not currently maintain any severance or change in control programs other than change in control provisions in our 2012 Equity Incentive Plan (with exceptions noted below). However, we have historically paid severance, the amount of which is generally determined both by length of tenure and level of compensation, when termination occurs other than for cause and pursuant to which certain benefits may be provided to the NEOs. Absent the negotiation of specific agreements with the NEOs, severance benefits would be provided on the same basis as provided to other employees of the Company.

In connection with our acquisition of PlainsCapital in 2012, we entered into employment agreements with Messrs. Huffines and Salmans. We subsequently entered into new employment agreements with Messrs. Huffines and Salmans in 2014 following the expiration of their previous agreements. Mr. Huffines’ agreement was amended in September 2016 to reflect changes in his responsibilities. A description of these new employment agreements and the post-contractual benefits provided thereunder is discussed in further detail under “— Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Contracts and Incentive Plans — Employment Contracts” and “— Executive Compensation — Potential Payments Upon Termination or Change-in-Control.”

In connection with our acquisition of PlainsCapital in 2012, we entered into a retention agreement with Mr. White which was approved by shareholders of PlainsCapital in connection with our acquisition of PlainsCapital. The summary of the severance terms for this retention agreement is set forth below:

Legacy Retention Agreement

Pursuant to Mr. White’s retention agreement:

(1)         we agreed to contribute an amount of cash equal to $6,430,890 as deferred compensation to Mr. White in satisfaction of Mr. White’s rights under Section 6 (Termination Upon Change in Control) of his previous employment agreement with PlainsCapital, which such amount accrues interest at the prevailing money market rate and is payable to Mr. White on the 55th day following termination of his employment; and

(2)         upon a termination of his employment by us other than for cause or death or disability, or after non-renewal, cash severance of (i) the sum of Mr. White’s annual base salary and the average of the annual bonus amounts paid to him for the three most recently completed fiscal years ending immediately prior to the date of termination, multiplied by (ii) the greater of (A) two, and (B) the number of full and partial years from the date of termination through the end of the applicable employment period under the retention agreement. Such severance is payable over the “severance period,” which is the greater of two years from the date of termination and the number of full and partial years from the date of termination through the end of the applicable employment period under the retention agreement.

The foregoing cash amounts in subparagraph (1) represent “modified single trigger” benefits, payable assuming the termination of employment for any reason, and the foregoing cash amounts in subparagraph (2) represent “double trigger” benefits, payable assuming a qualifying termination of employment. With respect to the amounts described in subparagraph (1) that are paid in full satisfaction of Section 6 of Mr. White’s previous employment agreement with PlainsCapital, such amounts are payable upon any termination of employment at any time, subject to any delay required by Section 409A of the Internal Revenue Code, or the Code, and the execution of a release of claims. The cash severance amounts described in subparagraph (2) are payable upon a termination of employment other than for cause, death or disability or upon a termination due to non-renewal by Hilltop, subject to any delay required by Section 409A of the Code and the execution of a release of claims.

Mr. White’s retention agreement was amended in 2016 solely to recognize his promotion to Co-Chief Executive Officer of the Company and to specify that his annual incentive would be based on the consolidated results of Hilltop (as opposed to just the results of PlainsCapital). The amendment did not include any changes to his pay opportunity or the other terms of his employment. The Committee did not believe it was appropriate to alter other terms of the agreement given that it (a) increased his duties and responsibilities without providing Mr. White additional compensation and (b) was negotiated as part of our acquisition of PlainsCapital to secure Mr. White’s continued employment, including the amounts payable under subparagraph (1) above which would otherwise have been due to Mr. White immediately upon any termination of his employment following our acquisition of PlainsCapital. Further, Mr. White had the right to terminate his employment in the event other modifications were required in connection with the amendment.

Furr Employment Agreement

Pursuant to our employment agreement with Mr. Furr, upon termination of employment by us other than for cause, Mr. Furr is entitled receive, subject to such termination of employment being on or after September 1, 2017, a lump-sum cash payment equal to the sum of (i) his annual base salary rate immediately prior to the effective date of such termination, and (ii) an amount equal to the annual incentive cash bonus paid to him in respect of the calendar year immediately preceding the year of the termination. If his employment is terminated without “cause” within the twelve months immediately following, or the six months immediately preceding, a “change in control,” he will be entitled to receive, if the “change in control” is on or after September 1, 2017, a lump-sum cash payment equal to two times the sum of (A) his annual base salary rate immediately prior to the effective date of such termination and (B) an amount equal to the annual incentive cash bonus paid to him in respect of the calendar year immediately preceding the year of the termination. The immediately foregoing cash amount represents a “double trigger” benefit. Finally, if any payment made as a result of a change in control would constitute a “parachute payment” as defined under Section 280G of the Code, then the benefits payable will be reduced to $1 below the parachute limit.

Huffines and Salmans Employment Agreements

Pursuant to our employment agreements with Messrs. Huffines and Salmans, upon termination of employment by us other than for cause, the applicable executive is entitled to a lump-sum cash payment equal to the sum of (i) his annual base salary rate immediately prior to the effective date of such termination, and (ii) an amount equal to the annual incentive cash bonus paid to him in respect of the calendar year immediately preceding the year of the termination. If his employment is terminated without “cause” within the twelve months immediately following, or the six months immediately preceding, a “change in control,” he will be entitled to receive a lump-sum cash payment equal to two times the sum of (A) his annual base salary rate immediately prior to the effective date of such termination and (B) an amount equal to the annual incentive cash bonus paid to him in respect of the calendar year immediately preceding the year of the termination. The immediately foregoing cash amount represents a “double trigger” benefit. Finally, if any payment made as a result of a change in control would constitute a “parachute payment” as defined under Section 280G of the Code, then the benefits payable will be reduced to $1 below the parachute limit.

Further discussion of the agreements with Messrs. White, Furr, Huffines and Salmans, including the definitions of “cause” and “disability” under such arrangements, as well as potential payments made pursuant thereto may be found under the headings “— Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “— Executive Compensation — Potential Payments Upon Termination or Change-in-Control” below.

Incentive Plans

The 2012 Equity Incentive Plan, under which we have granted awards to the NEOs, contains specific termination and change in control provisions. We determined to include a change in control provision in the plan to be competitive with what we believe to be the standards for the treatment of equity upon a change in control for similar companies and so that employees who remain after a change in control would be treated the same with regard to equity as the general stockholders who could sell or otherwise transfer their equity upon a change in control. Under the terms of the 2012 Equity Incentive Plan, if a change in control (as defined below in the discussion of the plan under “— Executive Compensation — Potential Payments Upon Termination or Change-in-Control”) were to occur, all awards then outstanding would become vested and/or exercisable and any applicable performance goals with respect thereto would be deemed to be fully achieved.  Further discussion of the change in control payments made pursuant to the 2012 Equity Incentive Plan may be found in the “— Executive Compensation — Potential Payments Upon Termination or Change-in-Control” section below.

The Annual Incentive Plan, pursuant to which annual incentive bonuses are awarded, does not contain specific change in control provisions. Accordingly, the Committee, in its discretion, may determine what constitutes a change in control and what effects such an event may have any awards made pursuant to such plan.

Risk Considerations in Our Compensation Program

We do not believe that our compensation policies and practices for 2016 give rise to risks that are reasonably likely to have a material adverse effect on our Company. In reaching this conclusion for 2016, we considered the following factors:

•                  Base salary is fixed and the only compensation components that are variable are the annual incentives and performance-based RSUs awarded to NEOs, which were awarded based upon attainment of pre-determined levels of earnings.

•                  Annual Incentive Plan payments to the NEOs were determined or approved following the completion of the audit of the Company’s consolidated financial statements by the Company’s independent registered public accounting firm. Thus, the Committee had ample knowledge of the financial condition and results of the Company, as well as reports of other committees of the Board of Directors, upon which to base any decisions.

•                  We have a balanced program that includes multiple performance goals, rewards short-term and multi-year performance, pays in cash and equity and provides a meaningful portion of pay in stock, which is tied to our long-term performance.

•                  The Annual Incentive Plan awards are subject to claw-back and adjustments for improper risk and significant compliance issues.

•                  Each year the Committee reviews all compensation programs to ensure existing programs are not reasonably likely to have a material adverse effect on the Company.

Additional Governance Programs and Policies

Stock Ownership Requirements

In February 2014, the Committee recommended, and the Board of Directors adopted, a stock ownership policy applicable to our executive officers and directors. Within five years of the later of appointment or the date the policy was adopted, executive officers are required to achieve ownership of a defined market value of Company common stock equal to a minimum number of equity or equity-based securities as follows:

•                  Six times annual base salary for the Co-Chief Executive Officers; and

•                  Three times annual base salary for the other executive officers.

Under this policy, directors are expected to own shares with a value greater than five times their annual retainer for serving on the Board of Directors of the Company, unless they are subject to certain restrictions on receiving director fees. Our director compensation program permits directors to elect to receive their director compensation in cash, Company common stock or a combination of cash and Company common stock.

In calculating equity ownership for purposes of this requirement, we will include all shares beneficially owned by an individual, such as shares owned by an individual in the Company’s benefit plans (e.g., 401(k)), shares of restricted stock and shares with respect to which an individual has voting or investment power. Shares underlying unexercised stock options and unearned performance shares are excluded when determining ownership for these purposes.

Executive officers are expected to hold 50% of any net shares received through compensatory equity-based grants until the ownership guidelines are achieved. Once such officer achieves the ownership requirement, he or she is no longer restricted by this holding requirement; provided his or her total stock ownership level does not fall below the ownership guidelines.

In addition, all awards of RSUs granted since February 2014 to NEOs are, subject to certain exceptions, required to be held for one year after vesting.

As of April 1, 2017, all NEOs are on track to meet the ownership guidelines.

Clawback Policy

Our compensation program also includes a claw-back from any annual cash or long-term incentive award for improper risk and significant compliance issues. Annual Incentive Plan awards are subject to any clawback, recoupment or forfeiture provisions (i) required by law or regulation and applicable to Hilltop or its subsidiaries or (ii) set forth in any policies adopted or maintained by Hilltop or any of its subsidiaries.

Tax Considerations

Section 162(m) of the Code imposes a $1.0 million limit on the tax-deductibility of compensation paid to our five most highly paid executives, which includes the NEOs. Exceptions are provided for compensation that is “performance-based” and paid pursuant to a plan meeting certain requirements of Section 162(m) of the Code. The Committee has carefully considered the implications of Section 162(m) of the Code and believes that tax deductibility of compensation is an important consideration. Accordingly, where possible and considered appropriate, the Committee strives to preserve corporate tax deductions. The Committee, however, reserves the flexibility, where appropriate, to approve compensation arrangements that may not be tax deductible to the Company, such as base salary and awards of time-based RSUs. The Committee will continue to review the Company’s executive compensation practices to determine if other elements of executive compensation constitute “qualified performance-based compensation” under Section 162(m) of the Code.

Trading Controls and Hedging, Short Sale and Pledging Policies

Executive officers, including the NEOs, are required to receive the permission of the General Counsel prior to entering into any transactions in our securities, including gifts, grants and those involving derivatives. Generally, trading is permitted only during announced trading periods. Employees who are subject to trading restrictions, including the NEOs, may enter into a trading plan under Rule 10b5-1 under the Exchange Act. These trading plans may be entered into only during an open trading period and must be approved by the General Counsel. We require trading plans to include a waiting period and the trading plans may not be amended during their term. The NEO bears full responsibility if he or she violates our policy by permitting shares to be bought or sold without pre-approval or when trading is restricted.

Executive officers are prohibited from entering into hedging and short sale transactions and are subject to restrictions on pledging our securities.

Executive Compensation

The following tables set forth information concerning the compensation earned for services performed during 2016, 2015 and 2014 by the NEOs, who were either serving in such capacities on December 31, 2016, during 2016, or are reportable pursuant to applicable SEC regulations.

Summary Compensation Table

Fiscal Years 2016, 2015 and 2014

								Non-Equity	Change in Pension
								Incentive Plan	Value and
		Salary		Bonus (a)		Stock Awards (b)	Option Awards	Compensation (c)	Nonqualified Deferred Compensation	All Other Compensation (e)
Name and principal position	Year	($)		($)		($)	($)	($)	Earnings (d) ($)	($)	Total ($)
Jeremy B. Ford	2016	700,000		—		699,996	—	715,000	—	60,534	2,175,530
President and	2015	662,500		—		679,741	—	740,000	—	70,861	2,153,102
Co-Chief Executive Officer	2014	537,500		—		600,013	—	600,000	—	23,028	1,760,541

Alan B. White	2016	1,350,000		1,400,000		699,996	—	—	29,392	126,848	3,606,236
Vice Chairman and	2015	1,350,000		1,350,000		679,741	—	—	29,261	110,142	3,519,144
Co-Chief Executive Officer	2014	1,350,000		1,350,000		699,991	—	—	29,129	106,142	3,535,263

William B. Furr	2016	143,438	(g)	518,000	(h)	939,528	—	—	—	31,562	1,632,528
Executive Vice President and	2015	—		—		—	—	—	—	—	—
Chief Financial Officer (f)	2014	—		—		—	—	—	—	—	—

Darren E. Parmenter	2016	335,000		—		175,007	—	280,000	—	12,105	802,112
Former Principal Financial	2015	333,750		—		169,935	—	290,000	—	3,106	796,791
Officer (i)	2014	322,500		25,000	(j)	175,004	—	300,000	—	3,318	825,822

Hill A. Feinberg	2016	500,000		—		299,994	—	750,000	—	18,177	1,568,171
Chairman and Chief Executive	2015	500,000		—		242,765	—	650,000	—	11,896	1,404,661
Officer of Hilltop Securities	2014	240,001		—		242,765	—	675,000	—	18,656	1,176,422

James R. Huffines	2016	690,000		—		419,994	—	555,000	—	58,471	1,723,465
Executive Vice President and	2015	690,000		—		407,849	—	555,000	—	41,824	1,694,673
Chief Operating Officer of	2014	690,000		—		420,000	—	555,000	—	41,433	1,706,433
Subsidiaries

Todd L. Salmans	2016	750,000		—		349,998	—	1,100,000	—	55,122	2,255,120
Chief Executive Officer of	2015	750,000		—		339,871	—	1,000,000	—	53,292	2,143,163
PrimeLending	2014	750,000		500,000		350,008	—	500,000	—	34,967	2,134,974

(a)              Represents bonuses paid for services during 2016, 2015 and 2014, as applicable.

(b)              Reflects the grant date fair value calculated in accordance with the provisions of the Stock Compensation Topic of the ASC. The value of performance-based stock awards is based on the probable outcome of the applicable performance conditions. The following table presents the value of performance-based awards included in the table above based on the achievement of both probable and maximum outcomes:

		Performance-Based Stock Awards
Name	Year	(Probable Achievement) ($)	(Maximum Achievement) ($)
Jeremy B. Ford	2016	349,998	524,997
	2015	332,624	498,936
	2014	234,559	351,838

Alan B. White	2016	349,998	524,997
	2015	332,624	498,936
	2014	273,633	410,450

William B. Furr	2016	—	—
	2015	—	—
	2014	—	—

Darren E. Parmenter	2016	87,503	131,255
	2015	83,156	124,734
	2014	68,413	102,619

Hill A. Feinberg	2016	149,997	224,995
	2015	118,794	178,191
	2014	82,084	123,127

James R. Huffines	2016	209,989	314,984
	2015	199,567	299,350
	2014	164,187	246,281

Todd L. Salmans	2016	174,991	262,487
	2015	166,312	249,468
	2014	136,826	205,239

(c)       For 2016, represents cash awards earned under the Annual Incentive Plan for services during 2016, but paid in March 2017. For 2015, represents cash awards earned under the Annual Incentive Plan for services during 2015, but paid in March 2016. For 2014, represents cash awards earned under the Annual Incentive Plan for services during 2014, but paid in March 2015.

(d)       Represents interest earned on non-qualified deferred compensation contributions to Mr. White during 2016, 2015 and 2014, as applicable. For additional information, see “— Non-Qualified Deferred Compensation.”

(e)       Includes amounts paid during 2016, 2015 and 2014, as applicable, for group life insurance premiums, auto allowance, gym and club expenses, use of a company car and aircraft, moving expenses, and cellular phone reimbursement. The table following these footnotes is a breakdown of all other compensation included in the “— Summary Compensation Table” for the NEOs.

(f)        Mr. Furr began serving as our Executive Vice President and Chief Financial Officer effective September 1, 2016.

(g)       Mr. Furr’s annual salary is $425,000.

(h)       Includes sign-on bonus of $143,000.

(i)        Mr. Parmenter began serving as our Chief Administrative Officer effective September 1, 2016.

(j)        Reflects the portion of his bonus pursuant to the Annual Incentive Plan in excess of the maximum stretch bonus permitted thereunder.

All Other Compensation

			Gross-Ups or
			Other
			Amounts	Company
			Reimbursed	Contributions
		Perquisites	for the	to Defined
		and Personal	Payment of	Contribution	Insurance	Total All Other
Name	Year	Benefits (a) ($)	Taxes ($)	Plans ($)	Policies (b) ($)	Compensation ($)
Jeremy B. Ford	2016	50,754	—	9,000	780	60,534
	2015	70,081	—	—	780	70,861
	2014	22,248	—	—	780	23,028

Alan B. White	2016	105,275	—	9,000	12,573	126,848
	2015	100,236	—	—	9,906	110,142
	2014	96,236	—	—	9,906	106,142

William B. Furr	2016	19,572	9,730	2,125	135	31,562
	2015	—	—	—	—	—
	2014	—	—	—	—	—

Darren E. Parmenter	2016	1,800	—	9,000	1,305	12,105
	2015	1,800	—	—	1,306	3,106
	2014	1,800	—	—	1,518	3,318

Hill A. Feinberg	2016	—	—	8,271	9,906	18,177
	2015	—	—	9,000	2,896	11,896
	2014	—	—	8,750	9,906	18,656

James R. Huffines	2016	38,714	—	9,000	10,757	58,471
	2015	36,676	—	—	5,148	41,824
	2014	36,285	—	—	5,148	41,433

Todd L. Salmans	2016	32,000	4,216	9,000	9,906	55,122
	2015	43,386	8,051	—	9,906	61,343
	2014	25,061	—	—	9,906	34,967

(a)         Year 2016: For Mr. Jeremy B. Ford, reflects $1,800 gym membership allowance and personal use of company airplane of $48,954. For Mr. White, reflects car allowance of $36,000, club expenses of $33,264, personal use of company airplane of $34,723 and personal use of company automobile of $1,288. For Mr. Furr, reflects one-time moving reimbursement of $19,197 and a cellular phone reimbursement of $375. For Mr. Parmenter, reflects $1,800 gym membership allowance. For Mr. Huffines, includes a car allowance of $24,000, club expenses of $13,214 and a cellular phone reimbursement of $1,500. For Mr. Salmans, includes a car allowance of $12,000 and club expenses of $20,000. Personal use of company aircraft is calculated on a per mile basis utilizing SIFL rates published by the IRS.

(b)         Reflects group term life insurance premiums paid during 2016, 2015 and 2014, as applicable.

Grants of Plan-Based Awards

Grants of Plan-Based Awards Table

Fiscal Year 2016

									All Other
									Stock Awards:		Grant Date
		Estimated Future Payouts Under Non-Equity				Estimated Future Payouts Under Equity			Number of		Fair Value of
		Incentive Plan Awards (a)				Incentive Plan Awards (b)			Shares of		Share and
		Threshold	Target		Maximum	Threshold	Target	Maximum	Stock or Units		Option Awards
Name	Grant Date	($)	($)		($)	(#)	(#)	(#)	(c) (#)		(d) ($)
Jeremy B. Ford	2/23/2016								21,971		349,998
	2/23/2016					10,986	21,971	32,957			349,998
	2/23/2016	108,000	600,000		900,000

Alan B. White	2/23/2016								21,971		349,998
	2/23/2016					21,971	21,971	21,971			349,998
	2/23/2016	—	1,350,000	(e)	—

William B. Furr	9/6/2016								33,147	(f)	739,519
	9/6/2016								8,965		200,009
	2/23/2016	325,000	375,000		562,500

Darren E. Parmenter	2/23/2016								5,493		87,503
	2/23/2016					2,747	5,493	8,240			87,503
	2/23/2016	28,200	235,000		352,500

Hill A. Feinberg	2/23/2016								9,416		149,997
	2/23/2016					4,708	9,416	14,124			149,997
	2/23/2016	72,000	600,000		900,000

James R. Huffines	2/23/2016								13,183		210,005
	2/23/2016					6,591	13,182	19,773			209,989
	2/23/2016	99,900	555,000		832,500

Todd L. Salmans	2/23/2016								10,986		175,007
	2/23/2016					5,493	10,985	16,478			174,991
	2/23/2016	90,000	750,000		1,125,000

(a)              Represent the value of potential payments under the Annual Incentive Plan to the NEOs based on 2016 performance. Management incentive award amounts shown above represent potential awards that may have been earned based on performance during 2016. The actual amounts earned pursuant to Annual Incentive Plan awards for 2016 are reported in the “— Summary Compensation Table” above. For more information regarding the Annual Incentive Plan, see below and also refer to “— Compensation Discussion and Analysis” in this Amendment.

(b)             Represents performance-based RSUs that vest based upon the achievement of certain performance goals during the three-year period beginning January 1, 2016 and ending December 31, 2018. These RSUs were issued pursuant to the 2012 Equity Incentive Plan and a form of award agreement and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the 2012 Equity Incentive Plan and the form of award agreement. For additional information, see “— Compensation Discussion and Analysis — Elements of our Executive Compensation Program — Long-Term Incentive Awards.”

(c)              Represents time-based RSUs that cliff vest upon the earlier of the third anniversary of the date of grant and a change of control. These RSUs were issued pursuant to the 2012 Equity Incentive Plan and a form of award agreement and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the 2012 Equity Incentive Plan and the form of award agreement. For additional information, see “—Compensation Discussion and Analysis — Elements of our Executive Compensation Program — Long-Term Incentive Awards.”

(d)             Reflects the grant date fair value calculated in accordance with the provisions of the Stock Compensation Topic of the ASC. The value of the performance-based stock awards is based on the probable outcome of the applicable performance conditions. For more information regarding outstanding awards held by the NEO, refer to section “— Outstanding Equity Awards at Fiscal Year-End” below.

(e)              Represents the amount Mr. White would be entitled to under his retention agreement.

(f)               Represents time-based RSUs that vest as follows:  32% on February 15, 2017; 26% on February 15, 2018; 32% on February 15, 2019; and 10% on February 15, 2020, or upon a change of control.  These RSUs were issued pursuant to the 2012 Equity Incentive Plan and a form of award agreement and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the 2012 Equity Incentive Plan and the form of award agreement.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Contracts and Incentive Plans

Set forth below is a summary of our retention agreement with Mr. White and our employment agreements with Messrs. Furr, Huffines and Salmans. We do not have employment agreements with Messrs. Jeremy B. Ford, Parmenter or Feinberg. Also set forth below is a description of our incentive plans, pursuant to which the awards included in the “Outstanding Equity Awards at Fiscal Year-End Table” below were made to our NEOs. The Compensation Committee believes that the arrangements described below serve our interests and the interests of our stockholders because they help secure the continued employment and dedication of our NEOs prior to or following a change in control, without concern for their own continued employment.

Employment Contracts

Mr. White

On November 30, 2012, in connection with our acquisition of PlainsCapital, we entered into a retention agreement with Mr. White. We amended the retention agreement on September 12, 2016 solely for the purpose of recognizing his promotion to Co-CEO of Hilltop, including a corresponding change to compensate him based upon the consolidated results of Hilltop, as opposed to PlainsCapital. The term of the retention agreement is three years, with automatic one-year renewals at the end of the second year of the agreement and each anniversary thereof unless notice has been given otherwise. Pursuant to the agreement, Mr. White’s annual base salary is at least $1,350,000. He is also entitled to an annual bonus that varies based upon the performance of the Company. If Hilltop’s annual net income is less than or equal to $70,000,000 but greater than $15,000,000, Mr. White is entitled to a bonus equal to the average of his annual bonus in the prior three calendar years. If Hilltop’s annual net income exceeds $70,000,000, he is entitled to a bonus equal to 100% of his annual base salary. Additionally, in accordance with the agreement, Mr. White is entitled to participate in all of the Company’s employee benefit plans and programs. Further, the agreement provides that the Company will provide Mr. White with the use of a corporate aircraft and an automobile allowance, each at the same level that such benefits were available to Mr. White immediately prior to our acquisition of PlainsCapital. He continues to have bank-owned life insurance and access to the country club that was available to him through PlainsCapital’s membership prior to our acquisition of PlainsCapital. The agreement also includes, among other things, customary non-competition, non-solicitation and confidentiality provisions. Mr. White’s non-competition and non-solicitation obligations terminate thirty-six (36) months after his termination. For a description of compensation and benefits to which Mr. White is entitled in the event of his termination or a change in control, see “— Potential Payments Upon Termination or Change-in-Control” below.

Mr. Furr

In connection with the appointment of Mr. Furr as Chief Financial Officer of the Company, the Company and Mr. Furr entered into an employment agreement effective as of September 1, 2016. The employment agreement remains in effect until the third anniversary of the effective date. Pursuant to this agreement, Mr. Furr is entitled to an annual base salary of $425,000 and is eligible to participate in (1) an annual incentive bonus program adopted by the Compensation Committee of the Board of Directors of the Company, or whomever is delegated such authority by the Board of Directors, and (2) any long-term incentive award programs adopted by the Compensation Committee, or whomever is delegated such authority by the Board of Directors. With respect to calendar year 2016, the Employment Agreement provides that Mr. Furr was entitled to receive a minimum bonus of $325,000 under the Annual Incentive Plan and a long-term incentive plan award having a value of at least $300,000. Mr. Furr also is entitled to reimbursement of employment-related expenses and to participate in the employee benefit programs generally available to employees of the Company. Additionally, the employment agreement provides that Mr. Furr was entitled to receive a grant of RSUs having an aggregate fair market value of $200,000 on the date of grant. In addition, the employment agreement provides that Mr. Furr was entitled to receive a cash sign-on bonus of $143,000 and a grant of RSUs having a value of $739,519, in each case, which was based upon the value of KeyCorp stock. The employment agreement provides that Mr. Furr was entitled to be reimbursed for airfare and up to approximately $148,200 of out-of-pocket costs related to Mr. Furr’s relocation to Dallas, Texas. The agreement also includes, among other things, customary non-competition, non-solicitation and confidentiality provisions. Mr. Furr’s non-competition and non-solicitation obligations continue for twelve (12) months following the earlier of (i) his termination and (ii) the termination of his employment agreement. For a description of compensation and benefits to which Mr. Furr is entitled in the event of his termination or a change in control, see “— Potential Payments Upon Termination or Change-in-Control” below.

Mr. Huffines

On December 4, 2014, we entered into an employment agreement with Mr. Huffines, which was amended on September 12, 2016 to reflect his new role as Chief Operating Officer for Subsidiaries of the Company. Mr. Huffines’s previous employment agreement expired on November 30, 2014 in accordance with its terms. The current employment agreement with Mr. Huffines has a three-year term and provides that Mr. Huffines is entitled to an annual base salary of $690,000 and is eligible to participate in (1) an annual incentive bonus program adopted by the Compensation Committee and (2) any long-term incentive award programs adopted by the Compensation Committee. Mr. Huffines is also entitled to participate in the employee benefit programs generally available to employees of the Company. The agreement also includes, among other things, customary non-competition, non-solicitation and confidentiality provisions. Mr. Huffines’s non-competition and non-solicitation obligations continue for twelve (12) months following the earlier of (i) his termination and (ii) the termination of his employment agreement. For a description of compensation and benefits to which Mr. Huffines is entitled in the event of his termination or a change in control, see “— Potential Payments Upon Termination or Change-in-Control” below.

Mr. Salmans

On December 4, 2014, we entered into an employment agreement with Mr. Salmans, pursuant to which Mr. Salmans will continue to serve as Chief Executive Officer of PrimeLending. Mr. Salmans’s previous employment agreement expired on November 30, 2014 in accordance with its terms. The current employment agreement with Mr. Salmans has a three-year term and provides that Mr. Salmans is entitled to an annual base salary of $750,000 and is eligible to participate in (1) an annual incentive bonus program adopted by the Compensation Committee and (2) any long-term incentive award programs adopted by the Compensation Committee. Mr. Salmans is also entitled to participate in the employee benefit programs generally available to employees of the Company. Additionally, the agreement provides for a one-time cash bonus of $260,000, which was paid to Mr. Salmans upon execution of the agreement. The agreement also includes, among other things, customary non-competition, non-solicitation and confidentiality provisions. Mr. Salmans’s non-competition and non-solicitation obligations continue for twelve (12) months following the earlier of (i) his termination and (ii) the termination of his employment agreement. For a description of compensation and benefits to which Mr. Salmans is entitled in the event of his termination or a change in control, see “— Potential Payments Upon Termination or Change-in-Control” below.

Equity Incentive Plans

On December 23, 2003, we adopted the Hilltop Holdings Inc. 2003 Equity Incentive Plan, or the 2003 Equity Incentive Plan, which provides for the grant of equity-based awards, including restricted shares of our common stock, stock options, grants of shares and other equity-based incentives, to our directors, officers and other employees and certain of our subsidiaries selected by our Compensation Committee. At inception, 1,992,387 shares were authorized for issuance pursuant to the 2003 Equity Incentive Plan. All shares granted and outstanding pursuant to the 2003 Equity Incentive Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2003 Equity Incentive Plan may be granted awards in any fiscal year representing more than 500,000 shares of our common stock.

On September 20, 2012, our stockholders approved the 2012 Equity Incentive Plan, and as a result, our ability to grant new awards pursuant to the 2003 Equity Incentive Plan was terminated. However, all awards that were previously granted and outstanding under the 2003 Equity Incentive Plan remained in full force and effect according to their respective terms. As of December 31, 2016, there were no longer any awards outstanding under the 2003 Equity Incentive Plan.

The 2012 Equity Incentive Plan provides for the grant of equity-based awards, including restricted shares of our common stock, RSUs, stock options, grants of shares, stock appreciation rights (SARs) and other equity-based incentives, to our directors, officers and other employees and those of our subsidiaries selected by our Compensation Committee. At inception, 4,000,000 shares were authorized for issuance pursuant to the 2012 Equity Incentive Plan. All shares granted and outstanding pursuant to the 2012 Equity Incentive Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Equity Incentive Plan may be granted performance-based equity awards in any fiscal year representing more than 500,000 shares of our common stock or stock options or SARs representing in excess of 750,000 shares of our common stock. The maximum number of shares underlying incentive stock options granted under the 2012 Equity Incentive Plan may not exceed 2,000,000.

The 2003 Equity Incentive Plan was, and the 2012 Equity Incentive Plan is, administered by our Compensation Committee, which has the discretion to, among other things, determine the persons to whom awards will be granted, the number of shares of our common stock to be subject to awards and the other terms and conditions of the awards. The Compensation Committee also has authority to establish performance goals for purposes of determining cash bonuses to be paid under the incentive plans. Such performance goals may be applied to our Company as a whole, any of our subsidiaries or affiliates, and/or any of our divisions or strategic business units, and may be used to evaluate performance relative to a market index or a group of other companies. Further, the Compensation Committee has the authority to adjust the performance goals in recognition of unusual or non-recurring events. The 2003 Equity Incentive Plan and the

2012 Equity Incentive Plan each provide that in no event will the Compensation Committee be authorized to re-price stock options, or to lower the base or exercise price of any other award granted under such plan, without obtaining the approval of our stockholders.

Stock options granted under the 2003 Equity Incentive Plan and the 2012 Equity Incentive Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, or nonqualified stock options. Generally, holders of restricted stock will be entitled to vote and receive dividends on their restricted shares, but our Compensation Committee may determine, in its discretion, whether dividends paid while the shares are subject to restrictions may be reinvested in additional shares of restricted stock. Except as otherwise permitted by our Compensation Committee, awards granted under the 2003 Equity Incentive Plan and the 2012 Equity Incentive Plan will be transferable only by will or through the laws of descent and distribution, and each stock option will be exercisable during the participant’s lifetime only by the participant or, upon the participant’s death, by his or her estate. Director compensation paid in the form of our common stock, whether at our or the director’s election, is issued through the 2012 Equity Incentive Plan.

Annual Incentive Plan

On September 20, 2012, our stockholders approved the Annual Incentive Plan, which provides for a cash bonus to key employees of Hilltop and our subsidiaries who are selected by the Compensation Committee for participation in the plan. The Annual Incentive Plan is intended to permit the payment of amounts that constitute “performance-based compensation” under Section 162(m) of the Internal Revenue Code and is designed to reward executives whose performance during the fiscal year enabled Hilltop to achieve favorable business results and to assist Hilltop in attracting and retaining executives. A participant may receive a cash bonus under the Annual Incentive Plan based on the attainment, during each performance period, of performance objectives in support of our business strategy that are established by our Compensation Committee. These performance objectives may be based on one or more of the performance criteria outlined in the Annual Incentive Plan.

The performance objectives may be applied with respect to Hilltop or any one or more of our subsidiaries, divisions, business units or business segments and may be applied to performance relative to a market index or a group of other companies. The Compensation Committee may adjust the performance goals applicable to any awards to reflect any unusual or non-recurring events.

Participation in the Annual Incentive Plan does not guarantee the payment of an award. All awards payable pursuant to the Annual Incentive Plan are discretionary and subject to approval by our Compensation Committee. After the performance period ends, the Compensation Committee determines the payment amount of individual awards based on the achievement of the performance objectives. No participant in the Annual Incentive Plan may receive an award that exceeds $10,000,000 per year. Except as otherwise provided in a participant’s employment or other individual agreement, the payment of a cash bonus to a participant for a performance period is conditioned upon the participant’s active employment on the date that the final awards are approved by the Compensation Committee. We may amend or terminate the Annual Incentive Plan at any time.

Outstanding Equity Awards at Fiscal Year End

The following table presents information pertaining to all outstanding equity awards held by the NEOs as of December 31, 2016.

	Stock Awards
				Equity Incentive		Equity Incentive
				Plan Awards:		Plan Awards:
			Market	Number of		Market or
	Number of		Value of	Unearned		Payout Value of
	Shares or		Shares or	Shares, Units		Unearned
	Units of		Units of	or Other		Shares, Units
	Stock That		Stock That	Rights That		or Other Rights
	Have Not		Have Not	Have Not		That Have Not
	Vested		Vested	Vested		Vested
Name	(#)		(a) ($)	(a) (#)		(a) ($)
Jeremy B. Ford	12,696	(b)	378,341	12,696	(c)	378,341
	18,004	(d)	536,519	18,004	(e)	536,519
	21,971	(f)	654,736	21,971	(g)	654,736

Alan B. White	14,812	(b)	441,398	14,811	(c)	441,368
	18,004	(d)	536,519	18,004	(e)	536,519
	21,971	(f)	654,736	21,971	(g)	654,736

William B. Furr	33,147	(h)	987,781	—		—
	8,965	(i)	267,157	—		—

Darren E. Parmenter	3,703	(b)	110,349	3,703	(c)	110,349
	4,501	(d)	134,130	4,501	(e)	134,130
	5,493	(f)	163,691	5,493	(g)	163,691

Hill A. Feinberg	4,444	(b)	132,431	4,443	(c)	132,401
	6,430	(d)	191,614	6,430	(e)	191,614
	9,416	(f)	280,597	9,416	(g)	280,597

James R. Huffines	8,887	(b)	264,833	8,887	(c)	264,833
	10,803	(d)	321,929	10,802	(e)	321,900
	13,183	(f)	392,853	13,182	(g)	392,824

Todd L. Salmans	7,406	(b)	220,699	7,406	(c)	220,699
	9,002	(d)	268,260	9,002	(e)	268,260
	10,986	(f)	327,383	10,985	(g)	327,353

(a)         Value based upon the closing price of $29.80 for our common stock on December 31, 2016. With respect to performance-based RSUs, the number of shares underlying each award was calculated based on the achievement of target level performance.

(b)         Represents time-based RSUs that cliff vested on February 24, 2017.

(c)          Represents performance-based RSUs that vested on February 24, 2017 upon the achievement of certain performance goals during the three-year period beginning January 1, 2014 and ending December 31, 2016. Based on applicable performance goal threshold performance during the noted period and as approved by the Compensation Committee on February 23, 2017, actual shares issued under performance awards were 75% of unvested shares reported in the table above at December 31, 2016.

(d)         Represents time-based RSUs that cliff vest upon the earlier of February 24, 2018 and a change of control.

(e)          Represents performance-based RSUs that vest upon the achievement of certain performance goals during the three-year period beginning January 1, 2015 and ending December 31, 2017.

(f)           Represents time-based RSUs that cliff vest upon the earlier of February 23, 2019 and a change of control.

(g)          Represents performance-based RSUs that vest upon the achievement of certain performance goals during the three-year period beginning January 1, 2016 and ending December 31, 2018.

(h)         Represents time-based RSUs that vest upon the earlier of four installments of 32%, 26%, 32% and 10%, respectively, commencing on February 15, 2017 and annually thereafter and a change of control.

(i)             Represents time-based RSUs that cliff vest upon the earlier of September 6, 2019 and a change of control.

Option Exercises and Stock Vested in 2016

During the fiscal year ended December 31, 2016, Mr. Ford exercised 500,000 options to purchase shares of common stock. In addition, the following table presents information pertaining to any outstanding equity awards held by the NEOs that vested during 2016.

	Option Awards			Stock Awards
	Number of	Value		Number of	Value
	Shares Acquired	Realized on		Shares Acquired	Realized on
Name	on Exercise (#)	Exercise ($)		on Vesting (#)	Vesting (b) ($)
Jeremy B. Ford	500,000	3,985,000	(a)	30,000	560,400

Alan B. White	—	—		50,000	934,000

William B. Furr	—	—		—	—

Darren E. Parmenter	—	—		5,000	93,400

Hill A. Feinberg	—	—		15,000	280,200

James R. Huffines	—	—		30,000	560,400

Todd L. Salmans	—	—		25,000	467,000

(a)         Represents market price of $15.67, less option strike price of $7.70.

(b)         Value based upon the closing price of $18.68 for our common stock on April 1, 2016.

Non-Qualified Deferred Compensation

The following table shows the non-qualified deferred compensation activity for our NEOs during the fiscal year ended December 31, 2016.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at Last
	in Last Fiscal	in Last Fiscal	Last Fiscal	Distributions	Fiscal Year End
Name	Year ($)	Year ($)	Year (a) ($)	($)	End (b) ($)
Jeremy B. Ford	—	—	—	—	—

Alan B. White	—	—	29,392	—	6,550,058

William B. Furr	—	—	—	—	—

Darren E. Parmenter	—	—	—	—	—

Hill A. Feinberg	—	—	—	—	—

James R. Huffines	—	—	—	—	—

Todd L. Salmans	—	—	—	—	—

(a)         Represents interest earned on 2012 deferred compensation contributions of $6,430,890 for Mr. White. All amounts reported as aggregate earnings in the last fiscal year are reported as compensation in the last completed fiscal year in the Summary Compensation Table.

(b)         All amounts were reported as compensation in the Summary Compensation Table for the last completed fiscal year or prior fiscal years.

In connection with our acquisition of PlainsCapital, we entered into a retention agreement with Mr. White. Pursuant to this agreement, we agreed to contribute an amount in cash equal to $6,430,890 as deferred compensation to Mr. White in satisfaction of his rights under Section 6 (Termination Upon Change of Control) of his previous employment agreement with PlainsCapital. Such amount accrues interest at the prevailing money market rate and is payable to Mr. White on the 55th day following termination of his employment.

Potential Payments Upon Termination or Change-in-Control

The 2012 Equity Incentive Plan, under which we have granted awards to the NEOs, contains specific termination and change in control provisions. We determined to include a change in control provision in the plan to be competitive with what we believe to be the standards for the treatment of equity upon a change in control for similar companies and so that employees who remain after a change in control would be treated the same with regard to equity as the general stockholders who could sell or otherwise transfer their equity upon a change in control. Under the terms of the plan, if a change in control (as defined below in the discussion of the plan) were to occur, all awards then outstanding would become vested and/or exercisable and any applicable performance goals with respect thereto would be deemed to be fully achieved.

Employment Contracts

Mr. White

If Mr. White’s retention contract is terminated by us for cause, by him or due to his death or disability (as such terms are defined below), he or his estate, as applicable, is entitled to:

(i)             his annual base salary through the date of termination, to the extent not already paid and not deferred;

(ii)          any annual bonus earned by him for a prior award period, to the extent not already paid and not deferred;

(iii)       any business expenses he incurred that are not yet reimbursed as of the date of termination; and

(iv)      any other amounts or benefits, including all unpaid and/or vested, nonforfeitable amounts owing or accrued to him, required to be paid or provided or which he is eligible to receive under any plan, program, policy or practice or contract or agreement, to the extent not already paid and not deferred, through the date of termination.

In addition, Mr. White or his estate, as applicable, is entitled to a lump-sum cash payment equal to $6,430,890, which represents the amount Mr. White would have been entitled to receive under his prior employment agreement with PlainsCapital if his employment was terminated. Such amounts described in the preceding paragraph are referred to as the “White Accrued Amounts.”

If Mr. White’s employment is terminated by us other than for cause (as such term is defined below) or his death or disability, or if his employment terminates due to non-renewal by us, he is entitled to the White Accrued Amounts, including the lump-sum cash payment equal to $6,430,890 and interest thereon from November 30, 2012, as well as payments generally equal to the sum of the average of Mr. White’s prior annual bonuses over the preceding three years plus his annual base salary, multiplied by the greater of (i) the number of full and partial years remaining until the end of the term of his retention agreement and (ii) two. Mr. White will retain the right to be grossed-up for any excise tax relating to “excess parachute payments” (as defined in Section 280G of the Internal Revenue Code), which is set forth in his prior employment agreement, provided that the gross-up will only relate to any excise taxes arising in connection with our acquisition of PlainsCapital. These severance amounts are payable subject to Mr. White’s execution of a release of claims.

Mr. Furr

If Mr. Furr’s employment agreement is terminated (1) by Mr. Furr, (2) by the Company for “Cause” (as such term is defined in the employment agreement), or (3) in the event of Mr. Furr’s death or disability, Mr. Furr (or his estate, as applicable) will be entitled to receive his base salary through the effective date of such termination, all earned and unpaid and/or vested, nonforfeitable amounts owed to him at such time under the employment agreement or under any compensation or benefit plans, and reimbursement for any unreimbursed business expenses incurred prior to the effective date of such termination. With respect to a termination resulting from Mr. Furr’s death or disability, the unvested portion of the equity grants will also vest, subject to certain conditions.

If Mr. Furr’s employment is terminated by the Company without “Cause” (other than pursuant to a “Change in Control” (as such term is defined in the employment agreement)), Mr. Furr will be entitled to receive the amounts in the foregoing paragraph and, subject to his execution and delivery to the Company of a release and such termination of employment being on or after September 1, 2017, a lump-sum cash payment equal to the sum of (A) his annual base salary rate immediately prior to the effective date of such termination and (B) an amount equal to the incentive bonus paid to him in respect of the calendar year immediately preceding the year of the termination. Any unvested portion of the equity grants will also vest, regardless of whether such termination occurs on or after September 1, 2017.

If Mr. Furr’s employment is terminated without “Cause” within the 12 months immediately following, or the six months immediately preceding, a “Change in Control,” Mr. Furr will be entitled to receive the same amount upon a termination for “Cause” and, if such Change in Control is on or after September 1, 2017, a lump-sum cash payment equal to two times the sum of (A) his annual base salary rate immediately prior to the effective date of such termination and (B) an amount equal to the incentive bonus paid to him in respect of the calendar year immediately preceding the year of the termination, provided that Mr. Furr executes and delivers a release to the Company. Any unvested portion of the equity grants will also vest, regardless of whether such Change in Control occurs on or after September 1, 2017. Notwithstanding, any amounts payable to Mr. Furr upon a Change in Control shall not constitute a “parachute payment” and shall be reduced accordingly.

Messrs. Huffines and Salmans

With respect to Messrs. Huffines and Salmans, if the employment agreement is terminated (1) by the executive officer, (2) by the Company for “cause” (as such term is defined below), or (3) in the event of the executive officer’s death or disability, the executive officer (or his estate, as applicable) will be entitled to receive his base salary through the effective date of such termination, all earned and unpaid and/or vested, nonforfeitable amounts owed to executive officer at such time under the employment agreement or under any compensation or benefit plans and reimbursement for any unreimbursed business expenses incurred prior to the effective date of such termination (collectively, the “Officer Accrued Amounts”).

If the executive officer’s employment is terminated by the Company without “cause” (other than pursuant to a “change in control” (as such term is defined in the applicable employment agreement of such executive officer)), the executive officer will be entitled to receive the Officer Accrued Amounts and, subject to the executive officer’s execution and delivery to the Company of a release of claims, (1) a lump-sum cash payment equal to the sum of (A) the executive officer’s annual base salary rate immediately prior to the effective date of such termination and (B) an amount equal to the annual incentive cash bonus paid to the executive officer in respect of the calendar year immediately preceding the year of the termination, and (2) if the executive officer elects continuation of coverage under the Company’s group health plan pursuant to COBRA, reimbursement for the executive officer’s COBRA premiums for a period of twelve months following the date of such termination, or until the executive officer is otherwise eligible for health coverage under another employer group health plan.

Further, if the executive officer’s employment is terminated without “cause” within the twelve months immediately following, or the six months immediately preceding, a “change in control,” the executive officer, upon execution of a release, will be entitled to receive (1) a lump-sum cash payment equal to two times the sum of (A) the executive officer’s annual base salary rate immediately prior to the effective date of such termination and (B) an amount equal to the annual incentive cash bonus paid to the executive officer in respect of the calendar year immediately preceding the year of the termination, and (2) if the executive officer elects continuation of coverage under the Company’s group health plan pursuant to COBRA, reimbursement for the executive officer’s COBRA premiums for a period of twelve months following the date of such termination, or until the executive officer is otherwise eligible for health coverage under another employer group health plan. Notwithstanding the above, any amounts payable to the executive officer upon a change of control shall not constitute a “parachute payment” and shall be reduced accordingly.

For the purposes of Mr. White’s retention agreement and the employment agreements of Messrs. Furr, Huffines and Salmans, “cause” means: (i) an intentional act of fraud, embezzlement or theft in connection with the executive’s duties or in the course of his employment with the Company or its affiliates; (ii) intentional wrongful damage to property of the Company or its affiliates; (iii) intentional wrongful disclosure of trade secrets or confidential information of the Company or its affiliates; (iv) intentional violation of any law, rule or regulation (other than traffic violations or similar offenses) or a final “Cease and Desist Order;” (v) intentional breach of fiduciary duty involving personal profit; or (vi) intentional action or inaction that causes material economic harm to the Company or its affiliates. In addition to items above, the definition of “cause” in Messrs. Furr, Huffines and Salmans employment agreements includes (a) a material violation of the Company’s written policies, standards or guidelines applicable to the executive officer or (b) the failure or refusal of the executive officer to follow the reasonable lawful directives of the Board of Directors or the executive officer’s supervisors.

For the purposes of Mr. White’s retention agreement, “disability” means he shall have been absent from full-time performance of his duties for 180 consecutive days as a result of incapacity due to physical or mental illness that is determined to be total and permanent by a physician. For the purposes of the employment agreements with Messrs. Huffines and Salmans, “disability” is defined in accordance with our disability policy in effect at the time of the disability.

Set forth below are the amounts that Messrs. Jeremy B. Ford, White, Furr, Parmenter, Feinberg, Huffines and Salmans would have received if the specified events had occurred on December 31, 2016:

Termination due
	Termination for	to Death or	Termination	Change of
Jeremy B. Ford	Cause	Disability	Without Cause	Control
Accrued amounts	$—	$—	$—	$—
Cash payment	—	—	—	—
Cash severance	—	—	—	—
Restricted stock units (a)	—	409,728	409,728	3,139,192
Welfare benefits	—	—	—	—
Total	$—	$409,728	$409,728	$3,139,192

(a)         RSUs vest ratably upon the death or disability of the participant or termination of the participant without cause. The foregoing assumes the death or disability or termination of the participant without cause on December 31, 2016. If a change of control under the 2012 Equity Incentive Plan occurs, all unvested RSUs vest upon such event, which for purposes of the foregoing assumes December 31, 2016. In each case, it is assumed the target award is achieved or utilized to calculate vesting of performance awards. The form of award governing a portion of the RSUs includes a non-solicitation provision that is triggered upon the participant’s termination. For additional information, see “— Compensation Discussion and Analysis — Elements of our Executive Compensation Program — Incentive Plans.”

		Termination due	Termination
		to Death or	Without Cause
		Disability or by	or Non-Renewal
	Termination for	Executive for any	of Retention	Change of
Alan B. White	Cause	Reason	Agreement	Control
Accrued amounts (a)	$1,350,000	$1,350,000	$1,350,000	$—
Cash payment (b)	6,550,058	6,550,058	6,550,058	—
Cash severance (c)	—	—	5,400,000	—
Restricted stock units (d)	—	413,724	413,724	3,265,275
Welfare benefits	—	—	—	—
Total	$7,900,058	$8,313,782	$13,713,782	$3,265,275

(a)         Accrued amounts calculation based upon the sum of: (i) Mr. White’s annual base salary through December 31, 2016, to the extent not already paid and not deferred; (ii) any annual bonus earned, to the extent not already paid and not deferred; (iii) any business expenses incurred that have not yet been reimbursed as of the date of termination; and (iv) any other amounts or benefits, including all unpaid and/or vested, nonforfeitable amounts owing or accrued to Mr. White.

(b)         Cash payments refers to a lump-sum cash payment that represents the amount, including interest thereon, Mr. White would have been entitled to receive under his prior employment agreement with the Company if his employment had been terminated.

(c)          Cash severance calculation based upon the sum of the average of Mr. White’s prior annual bonuses for each of the preceding three years plus his annual base salary, multiplied by the greater of: (i) the number of full and partial years remaining until the end of the term of his employment agreement and (ii) two.

(d)         RSUs vest ratably upon the death or disability of the participant or termination of the participant without cause. The foregoing assumes the death or disability or termination of the participant without cause on December 31, 2016. If a change of control under the 2012 Equity Incentive Plan occurs, all unvested RSUs vest upon such event, which for purposes of the foregoing assumes December 31, 2016. In each case, it is assumed the target award is achieved or utilized to calculate vesting of performance awards. The form of award governing a portion of the RSUs includes a non-solicitation provision that is triggered upon the participant’s termination. For additional information, see “— Compensation Discussion and Analysis — Elements of our Executive Compensation Program —Incentive Plans.”

Termination due
	Termination for	to Death or	Termination	Change of
William B. Furr	Cause	Disability	Without Cause	Control
Accrued amounts	$—	$—	$—	$—
Cash payment	—	—	—	—
Cash severance	—	—	—	—
Restricted stock units (a)	—	40,401	40,401	1,254,938
Welfare benefits	—	—	—	—
Total	$—	$40,401	$40,401	$1,254,938

(a)         The RSUs vest ratably upon the death or disability of the participant or termination of the participant without cause. The foregoing assumes the death or disability or termination of the participant without cause on December 31, 2016. If a change of control under the 2012 Equity Incentive Plan occurs, all unvested RSUs vest upon such event, which for purposes of the foregoing assumes December 31, 2016. In each case, it is assumed the target award is achieved or utilized to calculate vesting of performance awards. The form of award governing a portion of the RSUs includes a non-solicitation provision that is triggered upon the participant’s termination. For additional information, see “— Compensation Discussion and Analysis — Elements of our Executive Compensation Program —Incentive Plans.”

Termination due
	Termination for	to Death or	Termination	Change of
Darren E. Parmenter	Cause	Disability	Without Cause	Control
Accrued amounts	$—	$—	$—	$—
Cash payment	—	—	—	—
Cash severance	—	—	—	—
Restricted stock units (a)	—	103,435	103,435	816,341
Welfare benefits	—	—	—	—
Total	$—	$103,435	$103,435	$816,341

(a)         The RSUs vest ratably upon the death or disability of the participant or termination of the participant without cause. The foregoing assumes the death or disability or termination of the participant without cause on December 31, 2016. If a change of control under the 2012 Equity Incentive Plan occurs, all unvested RSUs vest upon such event, which for purposes of the foregoing assumes December 31, 2016. In each case, it is assumed the target award is achieved or utilized to calculate vesting of performance awards. The form of award governing a portion of the RSUs includes a non-solicitation provision that is triggered upon the participant’s termination. For additional information, see “— Compensation Discussion and Analysis — Elements of our Executive Compensation Program —Incentive Plans.”

Termination due
	Termination for	to Death or	Termination	Change of
Hill A. Feinberg	Cause	Disability	Without Cause	Control
Accrued amounts	$—	$—	$—	$—
Cash payment	—	—	—	—
Cash severance	—	—	—	—
Restricted stock units (a)	—	172,139	172,139	1,209,254
Welfare benefits	—	—	—	—
Total	$—	$172,139	$172,139	$1,209,254

(a)         The RSUs vest ratably upon the death or disability of the participant or termination of the participant without cause. The foregoing assumes the death or disability or termination of the participant without cause on December 31, 2016. If a change of control under the 2012 Equity Incentive Plan occurs, all unvested RSUs vest upon such event, which for purposes of the foregoing assumes December 31, 2016. In each case, it is assumed the target award is achieved or utilized to calculate vesting of performance awards. The form of award governing a portion of the RSUs includes a non-solicitation provision that is triggered upon the participant’s termination. For additional information, see “— Compensation Discussion and Analysis — Elements of our Executive Compensation Program —Incentive Plans.”

		Termination due
	Termination for	to Death or	Termination	Change of
James R. Huffines	Cause	Disability	Without Cause	Control
Accrued amounts	$—	$—	$—	$—
Cash payment	—	—	—	—
Cash severance (a)	—	—	1,245,000	2,490,000
Restricted stock units (b)	—	248,233	248,233	1,959,171
Welfare benefits	—	—	—	—
Total	$—	$248,233	$1,493,233	$4,449,171

(a)         Cash severance calculation if Mr. Huffines is terminated without cause is based upon the sum of: (i) Mr. Huffines’s annual base salary rate and (ii) an amount equal to annual incentive cash bonus paid to Mr. Huffines in respect of the calendar year immediately preceding the year of the date of termination. If his employment is terminated upon a change in control, the cash severance calculation is based upon two times the sum of: (i) Mr. Huffines’ annual base salary rate and (ii) an amount equal to annual incentive cash bonus paid to Mr. Huffines in respect of the calendar year immediately preceding the year of the date of termination.

(b)         RSUs vest ratably upon the death or disability of the participant or termination of the participant without cause. The foregoing assumes the death or disability or termination of the participant without cause on December 31, 2016. If a change of control under the 2012 Equity Incentive Plan occurs, all unvested RSUs vest upon such event, which for purposes of the foregoing assumes December 31, 2016. In each case, it is assumed the target award is achieved or utilized to calculate vesting of performance awards. The form of award governing a portion of the RSUs includes a non-solicitation provision that is triggered upon the participant’s termination. For additional information, see “— Compensation Discussion and Analysis — Elements of our Executive Compensation Program —Incentive Plans.”

		Termination due
		to Death or
		Disability or by
	Termination for	Executive for any	Termination	Change of
Todd L. Salmans	Cause	Reason	without cause	Control
Accrued amounts	$—	$—	$—	$—
Cash payment	—	—	—	—
Cash severance (a)	—	—	1,250,000	2,500,000
Restricted stock units (b)	—	206,863	206,863	1,632,653
Welfare benefits	—	—	—	—
Total	$—	$206,863	$1,456,863	$4,132,653

(a)         Cash severance calculation if Mr. Salmans is terminated without cause is based upon the sum of: (i) Mr. Salmans’s annual base salary rate and (ii) an amount equal to annual incentive cash bonus paid to Mr. Salmans in respect of the calendar year immediately preceding the year of the date of termination. If his employment is terminated upon a change in control, the cash severance calculation is based upon two times the sum of: (i) Mr. Salmans’s annual base salary rate and (ii) an amount equal to annual incentive cash bonus paid to Mr. Salmans in respect of the calendar year immediately preceding the year of the date of termination.

(b)         RSUs vest ratably upon the death or disability of the participant or termination of the participant without cause. The foregoing assumes the death or disability or termination of the participant without cause on December 31, 2016. If a change of control under the 2012 Equity Incentive Plan occurs, all unvested RSUs vest upon such event, which for purposes of the foregoing assumes December 31, 2016. In each case, it is assumed the target award is achieved or utilized to calculate vesting of performance awards. The form of award governing a portion of the RSUs includes a non-solicitation provision that is triggered upon the participant’s termination. For additional information, see “— Compensation Discussion and Analysis — Elements of our Executive Compensation Program —Incentive Plans.”

Incentive Plans

Each of the incentive plans has a complex definition of “change in control”. Generally speaking, under the 2003 Equity Incentive Plan, a change in control occurs if: (i) with certain exceptions, any person becomes the owner of 50% or more of the combined voting power of our outstanding stock and other voting securities; (ii) a majority of the directors serving on our Board of Directors are replaced other than by new directors approved by at least two-thirds of the members of our Board of Directors; (iii) we are not the surviving company after a merger or consolidation; or (iv) with certain exceptions, our stockholders approve a plan of complete liquidation or dissolution or an agreement for the sale or disposition of all or substantially all of our assets is consummated. Under the 2012 Equity Incentive Plan, a change in control occurs if: (i) with certain exceptions, any person becomes the owner of 33% or more of the outstanding shares of our common stock or the combined voting power of our outstanding stock and other voting securities; (ii) a majority of the directors serving on our Board of Directors are replaced other than by new directors approved by at least two-thirds of the members of our Board of Directors; (iii) we are not the surviving company after a merger or consolidation or sale of all or substantially all of our assets; or (iv) with certain exceptions, our stockholders approve a plan of complete liquidation or dissolution.

Both our 2003 Equity Incentive Plan and our 2012 Equity Incentive Plan are “single trigger” plans, meaning that accelerated vesting occurs upon a change in control even if the award holder remains with us after the change in control, regardless of whether awards are assumed or substituted by the surviving company. We believe a “single trigger” change in control provision was appropriate because it allows management to pursue all alternatives for us without undue concern for their own financial security.

In the event of a change in control, all awards then outstanding under the 2003 Equity Incentive Plan will become vested and, if applicable, exercisable, and any performance goals imposed with respect to then-outstanding awards will be deemed to be fully achieved. With respect to awards granted pursuant to the 2012 Equity Incentive Plan, in the event of a change in control: (i) all outstanding stock options and SARs will become fully vested and exercisable; (ii) all restrictions on any restricted stock, RSUs or other stock-based awards that are not subject to performance goals will become fully vested; and (iii) all restrictions on any restricted stock, RSUs, performance units or other stock-based awards that are subject to performance goals will be deemed to be fully achieved.

In addition to acceleration of benefits upon a change in control event, the non-qualified stock option agreements pursuant to which all option awards are granted provide for acceleration of vesting upon the death of the option holder. No other rights of acceleration are provided for under the terms of the Company’s benefit plans. However, in 2015, we revised our form of award for time-based and performance-based RSUs to include a non-solicitation provision that lasts for twelve months following a participant’s termination for any reason. In the event of a breach of the non-solicitation provision, the participant’s RSUs granted under the form of award will immediately cease vesting and any unvested RSUs or vested RSUs that have not been converted into shares of common stock will be forfeited.

Director Compensation

General

Members of our Board of Directors who also are full-time employees do not receive any compensation for their service on the Board of Directors or any committee of the Board of Directors. Prior to July 1, 2016, the Chairman of the Board of Directors received an annual retainer of $200,000, plus a participation fee for attendance at each meeting as described below, and all other directors received the following compensation for their service on the Board of Directors:

•                  $40,000 annual retainer; and

•                  $2,000 fee for participation in each meeting of the Board of Directors at which attendance in person is requested (one-half of that fee is paid for participation in any meeting at which attendance is requested by telephone).

In addition, prior to July 1, 2016, members of board committees received the following additional compensation:

•                  Audit Committee — $65,000 annual fee for the chairperson of the committee;

•                  Nominating and Corporate Governance Committee — $10,000 annual fee for the chairperson of the committee;

•                  Compensation Committee — $10,000 annual fee for the chairperson of the committee;

•                  Investment Committee — $25,000 annual fee for the chairperson of the committee;

•                  Risk Committee — $10,000 annual fee for the chairperson of the committee;

•                  Merger and Acquisition Committee — $10,000 annual fee for the chairperson of the committee; and

•                  $1,000 fee for participation in each meeting of a board committee.

Effective July 1, 2016, the Compensation Committee of the Board of Directors and the Board of Directors approved a new compensation plan for service of directors on the Board of Directors and committees of the Board of Directors, as follows:

•                  Board of Directors — $210,000 annual fee for the Chairman and $48,000 annual fee for the other members of the Board of Directors;

•                  Audit Committee — $70,000 annual fee for the chairperson of the committee and $8,000 annual fee for the other members of the committee;

•                  Nominating and Corporate Governance Committee — $15,000 annual fee for the chairperson of the committee and $5,000 annual fee for the other members of the committee;

•                  Compensation Committee — $15,000 annual fee for the chairperson of the committee and $5,000 annual fee for the other members of the committee;

•                  Investment Committee — $30,000 annual fee for the chairperson of the committee and $5,000 annual fee for the other members of the committee;

•                  Risk Committee — $15,000 annual fee for the chairperson of the committee and $5,000 annual fee for the other members of the committee;

•                  Merger and Acquisition Committee — $15,000 annual fee for the chairperson of the committee and $5,000 annual fee for the other members of the committee; and

•                  Executive Committee — $5,000 annual fee for members of the committee.

Members of our Board of Directors may elect to receive their aggregate Board of Directors and board committee compensation:

•                  entirely in the form of cash;

•                  entirely in the form of common stock; or

•                  one-half in cash and one-half in common stock.

Any elections, or changes in elections, by directors regarding the form of compensation to be received may only occur during a “trading window” and only become effective at the “trading window” immediately following such election or change in election. Cash and shares of common stock are paid and issued, respectively, in arrears on a calendar quarterly basis, with no vesting requirements. Customarily, these payments and issuances occur by the 15th day of the month following the applicable calendar quarter-end. The value of the common stock awarded is based upon the average closing price per share of our common stock for the last ten consecutive trading days of the applicable calendar quarter.  In lieu of fractional shares of common stock that would otherwise be issuable to directors, we pay cash to the director based upon the value of those fractional shares at the value the shares are awarded to the director. If a director does not serve for the entire calendar quarter, that director is compensated based upon the time of service during the applicable calendar quarter.

Each member of our Board of Directors is reimbursed for out-of-pocket expenses associated with his service on, and attendance at, Board of Directors or board committee meetings. Other than as described above, members of our Board of Directors receive no additional compensation for their service on the Board of Directors or board committees.

Political Action Committee Matching Program

The NLASCO Political Action Committee, or the PAC, is a separate segregated fund that was formed to make political contributions. To encourage participation in the PAC by eligible participants, for each contribution made to the PAC by an eligible individual contributor, NLC makes a matching contribution to any Section 501(c)(3) organization of the contributor’s choice, dollar for dollar, up to the maximum amount an eligible individual can contribute to the PAC in a given calendar year. Under this program, no contributor to the PAC receives any financial, tax or other tangible benefit or premium from either the recipient charities or us. This program is completely voluntary.

2016 Director Compensation

Director Compensation Table for 2016(a)

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Name	($)	($)	($)
Charlotte Jones Anderson	27,542	27,458	55,000
Rhodes R. Bobbitt	85,500	—	85,500
Tracy A. Bolt	58	60,942	61,000
W. Joris Brinkerhoff	53,500	—	53,500
J. Taylor Crandall	62,000	—	62,000
Charles R. Cummings	120,000	—	120,000
Hill A. Feinberg	—	—	—
Gerald J. Ford	30	231,470	231,500
Jeremy B. Ford	—	—	—
J. Markham Green	63,000	—	63,000
William T. Hill, Jr.	60,500	—	60,500
James R. Huffines	—	—	—
Lee Lewis	52,500	—	52,500
Andrew J. Littlefair	27,300	27,200	54,500
W. Robert Nichols, III	65,000	—	65,000
C. Clifton Robinson	48,000	—	48,000
Kenneth D. Russell	61,500	—	61,500
A. Haag Sherman	68,000	—	68,000
Robert C. Taylor, Jr.	27,047	26,953	54,000
Carl B. Webb	48	51,452	51,500
Alan B. White	—	—	—

(a)         Fees earned for services performed in 2016 include annual retainers, meeting fees and chairperson remuneration. Aggregate fees paid to non-employee directors for annual retainers and committee chairmanships were paid quarterly in arrears. Cash was paid in lieu of the issuance of fractional shares. Service for any partial quarter is calculated and paid on the basis of time served during the applicable calendar quarter. Non-employee directors are solely responsible for the payment of taxes payable on remuneration paid by the Company. The number of shares awarded was determined based upon the average closing price per share of our common stock for the last ten consecutive trading days of the calendar quarter during which the stock was earned and the dollar value reported in the table for each stock award was determined in accordance with the provisions of the Stock Compensation Topic of the Accounting Standards Codification, or ASC.

As described above, the 2016 stock awards were issued to each non-employee director who elected to receive all or part of his or her director compensation in the form of our common stock, generally within 15 days following each applicable calendar quarter-end. All of our personnel, as well as non-employee directors, are subject to trading restrictions with regard to our common stock, and trading may only occur during a “trading window.” Provided that any such party does not possess material, non-public information about us, this trading period commences on the next trading day following two trading days after the public release of quarterly or annual financial information and continues until the close of business on last day of the month preceding the last month of the next fiscal quarter.

The following numbers of shares of our common stock were issued to our directors for services performed during 2016:

Number of
Name	Shares
Charlotte Jones Anderson	1,229
Tracy A. Bolt	2,718
Gerald J. Ford	10,526
Andrew J. Littlefair	1,233
Robert C. Taylor, Jr.	1,202
Carl B. Webb	2,313

Each of the following directors had outstanding the following aggregate numbers of shares of our common stock awarded for services performed on behalf of us from election or appointment through the end of fiscal 2016:

Number of
Name	Shares
Charlotte Jones Anderson	5,540
Rhodes R. Bobbitt	1,562
Tracy A. Bolt	12,881
W. Joris Brinkerhoff	9,943
Charles R. Cummings	5,379
Gerald J. Ford	20,776
J. Markham Green	3,872
Andrew J. Littlefair	5,497
Robert C. Taylor, Jr.	5,492
Carl B. Webb	42,109

For further information about the stockholdings of these directors and our management, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Amendment.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2016, directors Rhodes R. Bobbitt, W. Joris Brinkerhoff, William T. Hill, Jr., Andrew J. Littlefair and A. Haag Sherman served on the Compensation Committee. During fiscal year 2016:

•                  none of the members of our Compensation Committee is, or has ever been, one of our officers or employees;

•                  none of the members of our Compensation Committee had any relationships with the Company requiring disclosure under “Item 13 — Certain Relationships and Related Party Transactions, and Director Independence”;

•                  none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee;

•                  none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and

•                  none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

Each of Mr. White, Hilltop’s Vice Chairman and Co-Chief Executive Officer, Mr. Feinberg, Chairman and Chief Executive Officer of Hilltop Securities and Mr. Huffines, Hilltop’s Executive Vice President and Chief Operating Officer of Subsidiaries, serves as a director of Hilltop. Hilltop’s Compensation Committee is comprised of independent directors, reviews and sets the compensation of each of Messrs. White, Feinberg and Huffines and does not believe that these interlocks pose any risks that are likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	1,964,716
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,964,716

*  In September 2012, our stockholders approved the 2012 Equity Incentive Plan, which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. Upon the effectiveness of the 2012 Equity Incentive Plan, no additional awards are permissible under the 2003 Equity Incentive Plan. At December 31, 2016, no awards remain outstanding. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Equity Incentive Plan. At December 31, 2016, 2,120,622 awards had been granted pursuant to the 2012 Equity Incentive Plan, while 84,860 awards were forfeited and are eligible for reissuance. All shares outstanding under the 2012 Equity Incentive Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Equity Incentive Plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding our common stock beneficially owned on April 20, 2017 by any person or “group,” as that term is used in Section 13(d)(3) of the Exchange Act, known to us to beneficially own more than five percent of the outstanding shares of our common stock.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class (a)

Gerald J. Ford (b)	15,573,024	15.8%
200 Crescent Court, Suite 1350
Dallas, Texas 75201
The Vanguard Group (c)	5,630,463	5.7%
100 Vanguard Boulevard
Malvern, Pennsylvania 19355
Dimensional Fund Advisors LP (d)	5,524,136	5.6%
Building One
6300 Bee Cave Road
Austin, Texas 78746

(a)         Based on 98,529,976 shares of common stock outstanding on April 20, 2017. Shares issuable under instruments to purchase our common stock that are exercisable within 60 days of April 20, 2017 are treated as if outstanding for computing the percentage ownership of the person holding these instruments, but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(b)         The shares of common stock beneficially owned by Mr. Gerald J. Ford include 20,484 shares that are owned by Turtle Creek Revocable Trust, a revocable trust for the benefit of the members of Mr. Gerald J. Ford’s family, and indirectly by Mr. Gerald J. Ford as settlor of the trust. Mr. Gerald J. Ford disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest therein. Also includes 15,544,674 shares owned by Diamond A Financial, LP. Mr. Gerald J. Ford is the sole general partner of Diamond A Financial, LP. Mr. Gerald J. Ford has sole voting and dispositive power of these shares. Excludes 90,000 restricted stock units, or RSUs, that will not vest within 60 days of April 20, 2017.

(c)          Based on the Schedule 13G (Amendment No. 1) filed with the SEC by The Vanguard Group on February 13, 2017. According to the Schedule 13G (Amendment No. 1), The Vanguard Group has sole voting power over 90,558 shares of our common stock, shared voting power over 8,480 shares of our common stock, sole dispositive power over 5,535,402 shares of our common stock and shared dispositive power over 95,061 shares of our common stock. The Schedule 13G (Amendment No. 1) reports that Vanguard Fiduciary Trust Company, a wholly owned subsidiary of The Vanguard Group, is the beneficial owner of 86,581 shares of our common stock as a result of its serving as investment manager of collective trust accounts and that Vanguard Investments Australia, Ltd., a wholly owned subsidiary of The Vanguard Group, is the beneficial owner of 12,457 shares of our common stock as a result of its serving as investment manager of Australian investment offerings.

(d)         Based on the Schedule 13G filed with the SEC by Dimensional Fund Advisors LP on February 9, 2017. According to the Schedule 13G, Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, according to the Schedule 13G, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. In addition, the Schedule 13G disclaims that the reporting person or any of its affiliates is the beneficial owner of any securities covered by the Schedule 13G for any purposes other than Section 13(d) of the Securities Exchange Act of 1934.

Security Ownership of Management

The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 20, 2017, by:

•                  each of our directors;

•                  each of our named executive officers; and

•                  all of our directors and executive officers presently serving, as a group.

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

	Common Stock
	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership		Class (a)
Charlotte Jones Anderson	8,592		*
Rhodes Bobbitt	126,059	(b)	*
Tracy A. Bolt	16,373		*
W. Joris Brinkerhoff	25,228		*
J. Taylor Crandall	—	(c)	*
Charles R. Cummings	37,476		*
Hill A. Feinberg	1,157,029	(d)	1.2%
Gerald J. Ford
200 Crescent Court, Suite 1350
Dallas, Texas 75201	15,573,024	(e)	15.8%
Jeremy B. Ford	639,656	(f)	*
William B. Furr	7,589	(g)	*
J. Markham Green	119,152		*
William T. Hill, Jr.	54,350	(h)	*
James R. Huffines	376,066	(i)	*
Lee Lewis	656,199	(j)	*
Andrew J. Littlefair	11,779		*
W. Robert Nichols, III	41,000	(k)	*
Darren Parmenter	5,361	(l)	*
C. Clifton Robinson	1,235,024		1.3%
Kenneth D. Russell	—		*
Todd L. Salmans	14,662	(m)	*
A. Haag Sherman	14,422		*
Robert C. Taylor, Jr.	33,787		*
Carl B. Webb	110,803		*
Alan B. White	1,693,301	(n)	1.7%

All Directors and Executive Officers, as a group (27 persons)	22,134,750	(o)	22.5%

*                 Represents less than 1% of the outstanding shares of such class.

(a)         Based on 98,529,976 shares of common stock outstanding on April 20, 2017. Shares issuable under instruments to purchase our common stock that are exercisable within 60 days of April 20, 2017 are treated as if outstanding for computing the percentage ownership of the person holding these instruments, but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(b)         Includes 62,100 shares of common stock held in an IRA account for the benefit of Mr. Bobbitt.

(c)          Excludes 1,488 shares held by Oak Hill Capital Management LLC, 69,014 shares held by Oak Hill Capital Management Partners III, L.P. and 2,101,418 shares held by Oak Hill Capital Partners III, L.P.

(d)         Includes 25,776 shares of common stock held directly by Mr. Feinberg’s wife. Also includes 776 shares of common stock held by the Max McDermott Trust for the benefit of Mr. Feinberg’s stepson. Mr. Feinberg’s wife is the trustee of the trust. Excludes 43,999 shares of common stock deliverable upon the vesting of RSUs that will not vest within 60 days of April 20, 2017.

(e)          The shares of common stock beneficially owned by Mr. Gerald J. Ford include 18,476 shares that are owned by Turtle Creek Revocable Trust, a revocable trust for the benefit of the members of Mr. Gerald J. Ford’s family, and indirectly by Mr. Gerald J. Ford as settlor of the trust. Mr. Gerald J. Ford disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest therein. Also includes 15,544,674 shares owned by Diamond A Financial, LP. Mr. Gerald J. Ford is the sole general partner of Diamond A Financial, LP. Mr. Gerald J. Ford has sole voting and dispositive power of these shares. Excludes 90,000 RSUs that will not vest within 60 days of April 20, 2017.

(f)           Jeremy B. Ford is a beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, LP (see footnote (e)). Excludes 135,418 shares of common stock deliverable upon the vesting of RSUs that will not vest within 60 days of April 20, 2017 and 15,544,674 shares of common stock held by Diamond A Financial, LP.

(g)          Excludes 43,812 shares of common stock deliverable upon the vesting of RSUs that will not vest within 60 days of April 20, 2017.

(h)         Includes 7,300 shares of common stock held in a SEP IRA account for the benefit of Mr. Hill and 15,750 shares of common stock held by the William T. Hill P.C. retirement account for the benefit of Mr. Hill.

(i)             Includes 47,000 shares of common stock held by the James Huffines 1994 Trust for the benefit of Mr. Huffines and 12,028 shares of common stock held in a self-directed individual retirement account. Excludes 62,035 shares of common stock deliverable upon the vesting of RSUs that will not vest within 60 days of April 20, 2017.

(j)            Includes 603,417 shares of common stock held by Lee Lewis Construction. Mr. Lewis is the sole owner of Lee Lewis Construction and may be deemed to have voting and/or investment power with respect to the shares owned by Lee Lewis Construction.

(k)         Includes 11,000 shares of common stock held in an IRA account for the benefit of Mr. Nichols.

(l)             Excludes 26,669 shares of common stock deliverable upon the vesting of RSUs that will not vest within 60 days of April 20, 2017.

(m)     Excludes 52,282 shares of common stock deliverable upon the vesting of RSUs that will not vest within 60 days of April 20, 2017.

(n)         Includes (a) 9,785 shares of common stock held directly by Mr. White’s wife, (b) 453 shares of common stock held in a self-directed individual retirement account of Mr. White’s wife, (c) 23,806 shares of common stock held by Double E Investments, or Double E, (d) 12,883 shares of common stock held by EAW White Family Partnership, Ltd., or EAW, (e) 8,045 shares of common stock held by Maedgen, White and Maedgen, or MW&M, (f) 1,366,458 shares of common stock held by Maedgen & White, Ltd., and (g) 95,844 shares of common stock held in a self-directed individual retirement account of Mr. White. As the manager of Double E, the managing partner of MW&M and the sole member of the general partner of EAW, Mr. White has exclusive authority to vote and/or dispose of the securities held by Double E, MW&M and EAW, respectively, and may, therefore, be deemed to have sole voting and dispositive power over the shares of common stock held by Double E, MW&M and EAW. Mr. White is the sole general partner of Maedgen & White, Ltd. and may be deemed to beneficially own the shares held by Maedgen & White, Ltd. As the sole general partner of Maedgen & White, Ltd., Mr. White has the power to vote the shares held by Maedgen & White, Ltd. The Agreement of Limited Partnership of Maedgen & White, Ltd. requires the approval of 80% of the limited partnership interests in Maedgen & White, Ltd. before its general partner may dispose of the shares held by Maedgen & White, Ltd. Mr. White, directly and indirectly, controls approximately 77% of the limited partnership interests of Maedgen & White, Ltd. and therefore may be deemed to share dispositive power over the shares held by Maedgen & White, Ltd. Excludes 104,563 shares of common stock deliverable upon the vesting of RSUs that will not vest within 60 days of April 20, 2017.

(o)         Represents 27 persons. Excludes 687,022 shares of common stock deliverable upon the vesting of RSUs that will not vest within 60 days of April 20, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

General

Transactions with related persons are governed by our General Code of Ethics and Business Conduct, which applies to all officers, directors and employees. This code covers a wide range of potential activities, including, among others, conflicts of interest, self-dealing and related party transactions. Waiver of the policies set forth in this code will only be permitted when circumstances warrant. Such waivers for directors and executive officers, or that provide a benefit to a director or executive officer, may be made only by the Board of Directors, as a whole, or the Audit Committee of the Board of Directors and must be promptly disclosed as required by applicable law or regulation. Absent such a review and approval process in conformity with the applicable guidelines relating to the particular transaction under consideration, such arrangements are not permitted.

Hilltop Sublease

On December 1, 2012, Hilltop entered into a sublease with Hunter’s Glen/Ford, Ltd., an affiliate of Mr. Gerald J. Ford and the tenant of the office space. Pursuant to the Sublease, until February 27, 2014, Hilltop leased 5,491 square feet for $219,640 annually, plus additional rent due under the base lease. On February 28, 2014, the parties amended the Sublease to increase the square footage subleased to 6,902 square feet, increase the rent based on such additional square footage, and extend the term to July 31, 2018. Hilltop pays the same rate per square foot as Hunter’s Glen/Ford, Ltd. is required to pay under the base lease, as amended.

Jeremy B. Ford, a director and the President and Co-Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P. Diamond A Financial, L.P. owns 15.8% of the outstanding Hilltop common stock at April 20, 2017. He also is a director and the Secretary of Diamond A Administration Company, LLC, or Diamond A, an affiliate of Gerald J. Ford, the current Chairman of the Board of

Hilltop and the beneficial owner of 15.8% of Hilltop common stock as of April 20, 2017. Diamond A is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner. The spouse of Corey G. Prestidge, Hilltop’s Executive Vice President, General Counsel and Secretary, is the beneficiary of a trust that also owns a 46% limited partnership interest in Hunter’s Glen/Ford, Ltd. and a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P.

Jeremy B. Ford is the son of Gerald J. Ford. Mr. Prestidge is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy B. Ford and Prestidge are brothers-in-law.

Employment of Certain Family Members

The information set forth in “Item 10 — Directors, Executive Officers and Corporate Governance — Employment of Certain Family Members” is incorporated by reference herein.

Cowboys Stadium Suite

In 2007, the Bank contracted with Cowboys Stadium, L.P., a company affiliated with the employer of Ms. Anderson and that is beneficially owned by Ms. Anderson and certain of her immediate family members, for the 20-year lease of a suite at Cowboys Stadium beginning in 2009. Pursuant to the lease agreement, the Bank has agreed to pay Cowboys Stadium, L.P. annual payments of $500,000, subject to possible annual escalations, not to exceed 3% per year, beginning with the tenth year of the lease.

Branch Renovation

In early February of 2017, the Bank accepted a bid from a company owned by Mr. Lewis, Lee Lewis Construction.  Per the accepted bid, the expected cost of the renovation will total approximately $315,000 subject to changes in the renovation requested by the Bank.

Leases at The Star

In 2016, the Bank contracted with Frisco HQ Operations, L.P. and Bluestar Frisco Retail L.P., which are each affiliated with the employer of Ms. Anderson and beneficially owned by Ms. Anderson and certain of her immediate family members, for the 10-year lease of office space and a Bank branch. Following an initial rent abatement period, the leases provide for annual base rent of an aggregate of approximately $383,000, which increases on a yearly basis thereafter to a maximum annual base rent of an aggregate of approximately $433,000.

Indebtedness

The Bank has had, and may be expected to have in the future, lending relationships in the ordinary course of business with our directors and executive officers, members of their immediate families and affiliated companies in which they are employed or in which they are principal equity holders. In our management’s opinion, our prior or current lending relationships with these persons were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not related to us and do not involve more than normal collection risk or present other unfavorable features.

Director Independence

Our Board of Directors has affirmatively determined that 12 of the 21 directors have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and are independent within the meaning of the director independence requirements of the listing standards of the NYSE. The independent directors are Charlotte Jones Anderson, Rhodes Bobbitt, Tracy A. Bolt, W. Joris Brinkerhoff, J. Taylor Crandall, Charles R. Cummings, J. Markham Green, William T. Hill, Jr., Andrew J. Littlefair, W. Robert Nichols, III, A. Haag Sherman and Robert C. Taylor, Jr. The determinations regarding the independence of these individuals were based upon information known by the members of the Board of Directors concerning each other and supplied by each of the directors for the purpose of this determination.

In conducting its annual review of director independence, the Board of Directors considered transactions and relationships between each director or any member of his or her immediate family and the Company. The Board of Directors considered that one director it determined to be independent —Mr. Littlefair — has, or a member of his immediate family or an affiliated company in which he is employed or in which he is a principal equity holder has, received a loan from the Bank in the ordinary course of business, which our Board of Directors did not view as compensation. In our management’s opinion, these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the Bank with other unaffiliated persons and do not involve more than normal risk of collectability. In addition, the Board of Directors considered transactions between the Bank and Clean Energy Finance, Inc., a subsidiary of Clean Energy Fuels Corp., a company for which Andrew J. Littlefair serves as a director and president and chief executive officer. Mr. Littlefair also beneficially owned 1.6% of the outstanding shares of common stock of Clean Energy Fuels Corp. at April 4, 2017. From late 2011 through March 31, 2017, the Bank purchased, in a series of transactions, an aggregate of approximately $16.4 million in original principal amount of promissory notes issued by unaffiliated third parties from Clean Energy Finance, Inc. Although purchased at a premium to the outstanding principal balance on the notes, at the time of purchase, the interest rates on the notes exceeded the market rates charged by the Bank on similar-type loans that it originated. Clean Energy Finance, Inc. performs the servicing on the notes at no cost to the Bank, and the Bank purchased these notes with recourse to Clean Energy Finance, Inc. in the event of default. The aggregate yearly payments of the purchase prices in these transactions constituted less than 2% of the consolidated gross revenues of each of Clean Energy Fuels Corp. and the Company in the applicable year purchased and were made in the ordinary course of business in arms-length transactions. Mr. Littlefair did not have a direct financial interest in any of the transactions with Clean Energy Finance, Inc.

In addition, each of our directors that serve on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent in accordance with the listing standards of the NYSE.

Item 14. Principal Accounting Fees and Services.

Independent Auditor’s Fees

For the fiscal years ended December 31, 2016 and 2015, the total fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP, were as follows:

	Fiscal Year Ended
	2016	2015
Audit Fees	$5,686,070	$5,744,025
Audit-Related Fees	251,400	1,042,806
Tax Fees	—	—
All Other Fees	1,800	1,800
Total	$5,939,270	$6,788,631

Audit Fees

Represents fees billed for the audits of our consolidated financial statements and effectiveness of internal control over financial reporting as of and for the years ended December 31, 2016 and 2015, reviews of our interim financial statements included in the Company’s Quarterly Reports on Form 10-Q, statutory and regulatory audits and related services required for certain of our subsidiaries, and consultations related to miscellaneous SEC and financial reporting matters.

Audit-Related Fees

In 2016, these fees primarily related to attestation reports required under various services agreement. In 2015, these fees related to the SWS merger and other SEC filings, including a debt offering pursuant to Rule 144A whereby we issued notes that were subsequently exchanged for identical notes registered under the Securities Act.

Tax Fees

No tax fees were incurred during 2016 and 2015.

All Other Fees

In 2016 and 2015, these fees related to an annual renewal of software licenses for accounting research software.

Audit Committee Pre-Approval Policy

In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any non-audit services to be performed by PricewaterhouseCoopers LLP to ensure that the work does not compromise its independence in performing its audit services. The Audit Committee also reviews and pre-approves all audit services. In some cases, pre-approval is provided by the full committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget. In other cases, the Chairman of the Audit Committee has the delegated authority from the committee to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee. The Audit Committee pre-approved all fees noted above for 2016 and 2015.

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by PricewaterhouseCoopers LLP during either 2016 or 2015 that fell under this provision.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed herewith as part of this Amendment.

3.                                      Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: May 10, 2017	By:	/s/ William B. Furr
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

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.4**	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.5**	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.6**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed.

** Filed herewith.

†Exhibit is a management contract or compensatory plan.