Form 10-Q
period 2017-06-30
Hilltop Holdings Inc.
filed 2017-07-27
CIK 1265131

0Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant's common stock outstanding at July 27, 2017 was 96,347,034.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$405,938	$669,357
Federal funds sold	388	21,407
Securities purchased under agreements to resell	125,188	89,430
Assets segregated for regulatory purposes	167,565	180,993
Securities:
Trading, at fair value	471,485	265,534
Available for sale, at fair value (amortized cost of $761,217 and $598,198, respectively)	763,206	598,007
Held to maturity, at amortized cost (fair value of $355,860 and $345,088, respectively)	359,847	351,831
	1,594,538	1,215,372

Loans held for sale	2,000,257	1,795,463
Non-covered loans, net of unearned income	6,118,211	5,843,499
Allowance for non-covered loan losses	(59,208)	(54,186)
Non-covered loans, net	6,059,003	5,789,313

Covered loans, net of allowance of $1,359 and $413, respectively	205,877	255,714
Broker-dealer and clearing organization receivables	1,552,525	1,497,741
Premises and equipment, net	183,994	190,361
FDIC indemnification asset	40,304	71,313
Covered other real estate owned	42,304	51,642
Other assets	618,368	613,453
Goodwill	251,808	251,808
Other intangible assets, net	40,516	44,695
Total assets	$13,288,573	$12,738,062

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,251,208	$2,199,483
Interest-bearing	5,323,414	4,864,328
Total deposits	7,574,622	7,063,811

Broker-dealer and clearing organization payables	1,395,314	1,347,128
Short-term borrowings	1,515,069	1,417,289
Securities sold, not yet purchased, at fair value	149,869	153,889
Notes payable	300,283	317,912
Junior subordinated debentures	67,012	67,012
Other liabilities	393,351	496,501
Total liabilities	11,395,520	10,863,542
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 96,333,042 and 98,543,774 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	963	985
Additional paid-in capital	1,529,903	1,572,877
Accumulated other comprehensive income	2,112	485
Retained earnings	356,564	295,568
Deferred compensation employee stock trust, net	845	903
Employee stock trust (12,455 and 15,492 shares, at cost, respectively)	(248)	(309)
Total Hilltop stockholders' equity	1,890,139	1,870,509
Noncontrolling interests	2,914	4,011
Total stockholders' equity	1,893,053	1,874,520
Total liabilities and stockholders' equity	$13,288,573	$12,738,062

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$113,793	$98,468	$203,784	$190,001
Securities borrowed	9,597	6,326	17,650	13,915
Securities:
Taxable	9,539	6,834	16,566	13,201
Tax-exempt	1,375	1,537	2,619	3,174
Other	2,002	1,037	3,928	2,065
Total interest income	136,306	114,202	244,547	222,356

Interest expense:
Deposits	5,464	4,037	10,154	7,876
Securities loaned	7,481	4,916	13,821	10,903
Short-term borrowings	3,648	1,392	5,066	2,477
Notes payable	2,826	2,618	5,640	5,200
Junior subordinated debentures	744	655	1,455	1,300
Other	167	187	335	363
Total interest expense	20,330	13,805	36,471	28,119

Net interest income	115,976	100,397	208,076	194,237
Provision for loan losses	5,853	28,876	7,558	32,283
Net interest income after provision for loan losses	110,123	71,521	200,518	161,954

Noninterest income:
Net realized gains (losses) on securities	14	(46)	14	—
Net gains from sale of loans and other mortgage production income	153,688	167,012	277,838	294,309
Mortgage loan origination fees	25,976	25,797	45,532	44,610
Securities commissions and fees	37,804	40,442	76,861	78,759
Investment and securities advisory fees and commissions	25,537	29,354	47,739	53,173
Net insurance premiums earned	36,020	38,721	72,160	78,454
Other	65,653	44,725	95,987	74,075
Total noninterest income	344,692	346,005	616,131	623,380

Noninterest expense:
Employees' compensation and benefits	214,413	217,398	400,972	400,159
Occupancy and equipment, net	27,919	26,971	55,212	54,804
Loss and loss adjustment expenses	33,184	37,211	54,884	59,170
Policy acquisition and other underwriting expenses	11,251	11,316	22,480	22,568
Other	79,484	74,469	153,195	155,853
Total noninterest expense	366,251	367,365	686,743	692,554

Income before income taxes	88,564	50,161	129,906	92,780
Income tax expense	25,754	18,439	40,789	32,862

Net income	62,810	31,722	89,117	59,918
Less: Net income attributable to noncontrolling interest	334	648	207	1,277
Income attributable to Hilltop	$62,476	$31,074	$88,910	$58,641

Earnings per common share:
Basic	$0.64	$0.32	$0.90	$0.60
Diluted	$0.63	$0.32	$0.90	$0.60

Cash dividends declared per common share	$0.06	$—	$0.12	$—

Weighted average share information:
Basic	98,154	98,457	98,295	98,305
Diluted	98,414	98,586	98,576	98,619

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$62,810	$31,722	$89,117	$59,918
Other comprehensive income:
Net unrealized gains on securities available for sale, net of tax of $696, $1,034, $927 and $3,424, respectively	1,224	1,874	1,636	6,153
Reclassification adjustment for gains (losses) included in net income, net of tax of $(5), $16, $(5) and $0, respectively	(9)	30	(9)	—
Comprehensive income	64,025	33,626	90,744	66,071
Less: comprehensive income attributable to noncontrolling interest	334	648	207	1,277

Comprehensive income applicable to Hilltop	$63,691	$32,978	$90,537	$64,794

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2015	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	58,641	—	—	—	58,641	1,277	59,918
Other comprehensive income	—	—	—	6,153	—	—	—	—	6,153	—	6,153
Issuance of common stock	500	5	3,845	—	—	—	—	—	3,850	—	3,850
Stock-based compensation expense	—	—	4,768	—	—	—	—	—	4,768	—	4,768
Common stock issued to board members	12	—	217	—	—	—	—	—	217	—	217
Issuance of common stock related to share-based awards, net	(94)	(1)	(1,779)	—	—	—	—	—	(1,780)	—	(1,780)
Repurchases of common stock	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Deferred compensation plan	—	—	—	—	—	(96)	(5)	96	—	—	—
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	1,471	1,471
Balance, June 30, 2016	98,498	$985	$1,568,053	$8,782	$214,116	$938	17	$(347)	$1,792,527	$3,919	$1,796,446

Balance, December 31, 2016	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	88,910	—	—	—	88,910	207	89,117
Other comprehensive income	—	—	—	1,627	—	—	—	—	1,627	—	1,627
Stock-based compensation expense	—	—	5,687	—	—	—	—	—	5,687	—	5,687
Common stock issued to board members	7	—	212	—	—	—	—	—	212	—	212
Issuance of common stock related to share-based awards, net	244	3	(2,134)	—	—	—	—	—	(2,131)	—	(2,131)
Repurchases of common stock	(2,462)	(25)	(46,739)	—	(16,311)	—	—	—	(63,075)	—	(63,075)
Dividends on common stock ($0.12 per share)	—	—	—	—	(11,603)	—	—	—	(11,603)	—	(11,603)
Deferred compensation plan	—	—	—	—	—	(58)	(3)	61	3	—	3
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,304)	(1,304)
Balance, June 30, 2017	96,333	$963	$1,529,903	$2,112	$356,564	$845	12	$(248)	$1,890,139	$2,914	$1,893,053

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$89,117	$59,918
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	7,558	32,283
Depreciation, amortization and accretion, net	(14,436)	(26,686)
Net realized gains on securities	(14)	—
Deferred income taxes	2,615	2,421
Other, net	5,264	7,663
Net change in securities purchased under agreements to resell	(35,758)	(43,814)
Net change in assets segregated for regulatory purposes	13,428	38,399
Net change in trading securities	(205,951)	(91,273)
Net change in broker-dealer and clearing organization receivables	(45,566)	(796,440)
Net change in FDIC indemnification asset	22,824	17,344
Net change in other assets	(48,794)	(90,113)
Net change in broker-dealer and clearing organization payables	75,004	676,621
Net change in other liabilities	(132,731)	(45,653)
Net change in securities sold, not yet purchased	(4,020)	48,191
Proceeds from sale of mortgage servicing rights asset	17,499	7,586
Net gains from sales of loans	(277,838)	(294,309)
Loans originated for sale	(7,151,419)	(7,487,620)
Proceeds from loans sold	7,221,859	7,610,371
Net cash used in operating activities	(461,359)	(375,111)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	27,975	104,160
Proceeds from sales, maturities and principal reductions of securities available for sale	197,327	250,911
Purchases of securities held to maturity	(36,299)	(126,880)
Purchases of securities available for sale	(361,530)	(86,798)
Net change in loans	(195,832)	(281,489)
Purchases of premises and equipment and other assets	(13,771)	(19,097)
Proceeds from sales of premises and equipment and other real estate owned	18,071	51,192
Net cash received from Federal Home Loan Bank and Federal Reserve Bank stock	8,165	6,342
Net cash used in investing activities	(355,894)	(101,659)
Financing Activities
Net change in deposits	483,993	271,198
Net change in short-term borrowings	97,780	65,489
Proceeds from notes payable	173,052	132,460
Payments on notes payable	(190,631)	(51,458)
Proceeds from issuance of common stock	—	3,850
Payments to repurchase common stock	(16,009)	—
Dividends paid on common stock	(11,603)	—
Net cash distributed from (to) noncontrolling interest	(1,304)	1,471
Taxes paid on employee stock awards netting activity	(2,131)	(1,765)
Other, net	(332)	(259)
Net cash provided by financing activities	532,815	420,986

Net change in cash and cash equivalents	(284,438)	(55,784)
Cash and cash equivalents, beginning of period	690,764	669,445
Cash and cash equivalents, end of period	$406,326	$613,661

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$36,299	$28,206
Cash paid for income taxes, net of refunds	$26,703	$28,685
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$5,644	$11,615
Additions to mortgage servicing rights	$2,490	$9,893

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

The Company, headquartered in Dallas, Texas, provides its products and services through three primary business units, PlainsCapital Corporation (“PCC”), Hilltop Securities Holdings LLC (“Securities Holdings”) and National Lloyds Corporation (“NLC”). PCC is a financial holding company that provides, through its subsidiaries, traditional banking, wealth and investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States. NLC is a property and casualty insurance holding company that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

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

2. Recently Issued Accounting Standards

In May 2017, FASB issued ASU 2017-09 which provides clarity and reduces both diversity in practice and cost and complexity associated with changes to the terms or conditions of a share-based payment award and, specifically, which changes require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In April 2017, FASB issued ASU 2017-08 which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018, using the using the modified retrospective transition method. As permitted within the amendment, the Company elected to early adopt and apply the provisions of this amendment as of January 1, 2017. This adoption had no effect on the Company’s consolidated financial statements.

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

In October 2016, FASB issued ASU No. 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the modified retrospective transition method. Early adoption is permitted. The Company does not intend to adopt the provisions of the amendment early and does not expect such provisions to have a significant effect on the Company’s consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendment also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Although the Company does not intend to adopt the provisions of the amendment early, a cross-functional team is evaluating the provisions of the amendment and the impact on its future consolidated financial statements through the identification of data requirements and determination of necessary modifications to its existing credit loss model and processes. The extent of the change in allowance for loan losses will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In February 2016, FASB issued ASU 2016-02 related to leases. The new standard is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not intend to adopt the provisions of the amendment early. The Company is currently evaluating the provisions of the amendment on its consolidated financial statements but upon adoption expects to report higher assets and liabilities as a result of including additional leases on the consolidated balance sheets.

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

In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year, to clarify the principles for recognizing revenue from contracts with customers. The FASB has subsequently issued several amendments to the standard, including clarification of principal versus agent considerations, narrow scope improvements and other technical corrections. The amendments outline a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendments also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified, cumulative-effect approach wherein the guidance is applied only to existing contracts as of the date of initial application and to new contracts entered into thereafter. The Company does not intend to adopt the provisions of the amendment early and expects to adopt using the cumulative-effect approach. The Company has gathered an inventory of contracts with customers and performed an in-depth assessment. The preliminary assessment suggests that the revenue recognition policies within the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Company’s broker-dealer segment will be affected when adopted. Specifically, the new guidance may require certain advisory and underwriting revenues and expenses to be recorded on a gross basis while the current guidance requires recognizing these revenues net of the related expenses. However, there are many aspects of this new accounting guidance that are still being interpreted to clarify and address certain implementation issues. The Company will continue to evaluate the impact on its future consolidated financial statements of both current and newly issued guidance associated with the amendment.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2017 and December 31, 2016, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.93 billion and $1.75 billion, respectively, and the unpaid principal balance of those loans was $1.85 billion and $1.71 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2017	Inputs	Inputs	Inputs	Fair Value
Trading securities	$5,205	$466,280	$—	$471,485
Available for sale securities	20,503	742,703	—	763,206
Loans held for sale	—	1,897,752	30,037	1,927,789
Derivative assets	—	71,724	—	71,724
MSR asset	—	—	43,580	43,580
Securities sold, not yet purchased	73,477	76,392	—	149,869
Derivative liabilities	—	19,642	—	19,642

	Level 1	Level 2	Level 3	Total
December 31, 2016	Inputs	Inputs	Inputs	Fair Value
Trading securities	$9,481	$256,053	$—	$265,534
Available for sale securities	19,840	578,167	—	598,007
Loans held for sale	—	1,712,697	35,801	1,748,498
Derivative assets	—	57,036	—	57,036
MSR asset	—	—	61,968	61,968
Securities sold, not yet purchased	60,715	93,174	—	153,889
Derivative liabilities	—	35,737	—	35,737

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2017
Loans held for sale	$30,214	$8,675	$(6,722)	$(2,130)	$—	$30,037
MSR asset	45,573	1,266	—	(3,259)	—	43,580
Total	$75,787	$9,941	$(6,722)	$(5,389)	$—	$73,617

Six months ended June 30, 2017
Loans held for sale	$35,801	$16,503	$(17,423)	$(4,844)	$—	$30,037
MSR asset	61,968	2,490	(17,499)	(3,379)	—	43,580
Total	$97,769	$18,993	$(34,922)	$(8,223)	$—	$73,617

Three months ended June 30, 2016
Trading securities	$1	$—	$—	$—	$—	$1
Loans held for sale	40,545	19,803	(10,894)	(3,809)	—	45,645
MSR asset	39,863	8,254	(7,586)	(7,040)	—	33,491
Total	$80,409	$28,057	$(18,480)	$(10,849)	$—	$79,137

Six months ended June 30, 2016
Trading securities	$1	$—	$—	$—	$—	$1
Loans held for sale	25,880	43,039	(15,131)	(8,143)	—	45,645
MSR asset	52,285	9,893	(7,586)	(21,101)	—	33,491
Total	$78,166	$52,932	$(22,717)	$(29,244)	$—	$79,137

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. Excluding the trading securities sold during the three months ended September 30, 2016, the unrealized gains (losses) relate to financial instruments still held at June 30, 2017.

For Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Inputs	(Weighted-Average)
Loans held for sale	Discounted cash flows / Market comparable	Projected price	92	-	95%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			10.92%
		Discount rate			11.14%

The fair value of certain loans held for sale that cannot be sold through normal sale channels or are non-performing is measured using Level 3 inputs. The fair values of such loans are generally based upon estimates of expected cash flows using unobservable inputs, including listing prices of comparable assets, uncorroborated expert opinions, and/or management’s knowledge of underlying collateral.

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

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$22,231	$—	$22,231	$15,483	$—	$15,483
MSR asset	(3,259)	—	(3,259)	(7,040)	—	(7,040)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$31,093	$—	$31,093	$15,930	$—	$15,930
MSR asset	(3,379)	—	(3,379)	(21,101)	—	(21,101)

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. Purchased credit impaired (“PCI”) loans with a fair value of $172.9 million, $822.8 million and $73.5 million were acquired by the Company upon completion of the merger with PCC (the “PlainsCapital Merger”), the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”), and the acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the "SWS Merger"), whereby SWS’s banking subsidiary, Southwest Securities, FSB was merged into the Bank, respectively (collectively, the “Bank Transactions”). Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

At June 30, 2017, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	53%	44%	59%
Weighted average loss severity rate	63%	20%	29%
Weighted average prepayment speed	0%	8%	0%

At June 30, 2017, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 33%, 9% and 17%, respectively.

The Company obtains updated appraisals of the fair value of collateral securing impaired collateral-dependent loans at least annually, in accordance with regulatory guidelines. The Company also reviews the fair value of such collateral on a quarterly basis. If the quarterly review indicates that the fair value of the collateral may have deteriorated, the Company orders an updated appraisal of the fair value of the collateral. Because the Company obtains updated appraisals when evidence of a decline in the fair value of collateral exists, it typically does not adjust appraised values.

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At June 30, 2017, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At June 30, 2017 and December 31, 2016, the estimated fair value of covered OREO was $42.3 million and $51.6 million, respectively, and the underlying fair value measurements utilized Level 2 and Level 3 inputs. The fair value of non-covered OREO at June 30, 2017 and December 31, 2016 was $4.6 million and $4.5 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2017	Inputs	Inputs	Inputs	Fair Value	2017	2016	2017	2016
Non-covered impaired loans	$—	$—	$55,013	$55,013	$(274)	$168	$(470)	$135
Covered impaired loans	—	—	48,677	48,677	(611)	(242)	(977)	90
Non-covered other real estate owned	—	3,258	—	3,258	(108)	(12)	(123)	(12)
Covered other real estate owned	—	5,385	—	5,385	(943)	(1,967)	(2,135)	(11,732)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been no changes to the methods for determining estimated fair value for financial assets and liabilities which are described in detail in Note 3 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2017	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$406,326	$406,326	$—	$—	$406,326
Securities purchased under agreements to resell	125,188	—	125,188	—	125,188
Assets segregated for regulatory purposes	167,565	167,565	—	—	167,565
Held to maturity securities	359,847	—	355,860	—	355,860
Loans held for sale	72,468	—	72,468	—	72,468
Non-covered loans, net	6,059,003	—	492,859	5,755,032	6,247,891
Covered loans, net	205,877	—	—	309,698	309,698
Broker-dealer and clearing organization receivables	1,552,525	—	1,552,525	—	1,552,525
FDIC indemnification asset	40,304	—	—	24,875	24,875
Other assets	62,882	—	57,420	5,462	62,882

Financial liabilities:
Deposits	7,574,622	—	7,567,319	—	7,567,319
Broker-dealer and clearing organization payables	1,395,314	—	1,395,314	—	1,395,314
Short-term borrowings	1,515,069	—	1,515,069	—	1,515,069
Debt	367,295	—	364,785	—	364,785
Other liabilities	3,881	—	3,881	—	3,881

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2016	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$690,764	$690,764	$—	$—	$690,764
Securities purchased under agreements to resell	89,430	—	89,430	—	89,430
Assets segregated for regulatory purposes	180,993	180,993	—	—	180,993
Held to maturity securities	351,831	—	345,088	—	345,088
Loans held for sale	46,965	—	46,965	—	46,965
Non-covered loans, net	5,789,313	—	502,077	5,459,975	5,962,052
Covered loans, net	255,714	—	—	367,444	367,444
Broker-dealer and clearing organization receivables	1,497,741	—	1,497,741	—	1,497,741
FDIC indemnification asset	71,313	—	—	60,173	60,173
Other assets	62,904	—	58,697	4,207	62,904

Financial liabilities:
Deposits	7,063,811	—	7,058,837	—	7,058,837
Broker-dealer and clearing organization payables	1,347,128	—	1,347,128	—	1,347,128
Short-term borrowings	1,417,289	—	1,417,289	—	1,417,289
Debt	384,924	—	378,822	—	378,822
Other liabilities	3,708	—	3,708	—	3,708

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2017	2016
U.S. Treasury securities	$1,874	$5,940
U.S. government agencies:
Bonds	32,944	36,303
Residential mortgage-backed securities	233,443	2,539
Commercial mortgage-backed securities	9,739	15,171
Collateralized mortgage obligations	1,668	5,607
Corporate debt securities	75,240	60,699
States and political subdivisions	98,619	89,946
Unit investment trusts	8,920	41,409
Private-label securitized product	4,843	4,292
Other	4,195	3,628
Totals	$471,485	$265,534

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $149.9 million and $153.9 million at June 30, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$31,740	$173	$(42)	$31,871
U.S. government agencies:
Bonds	91,077	873	(138)	91,812
Residential mortgage-backed securities	242,019	879	(2,452)	240,446
Commercial mortgage-backed securities	12,200	22	(23)	12,199
Collateralized mortgage obligations	212,647	104	(2,636)	210,115
Corporate debt securities	75,534	2,551	(11)	78,074
States and political subdivisions	76,234	1,557	(112)	77,679
Commercial mortgage-backed securities	499	8	—	507
Equity securities	19,267	1,250	(14)	20,503
Totals	$761,217	$7,417	$(5,428)	$763,206

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$31,701	$144	$(44)	$31,801
U.S. government agencies:
Bonds	121,838	881	(67)	122,652
Residential mortgage-backed securities	135,371	708	(2,941)	133,138
Commercial mortgage-backed securities	8,771	2	(58)	8,715
Collateralized mortgage obligations	117,879	29	(3,206)	114,702
Corporate debt securities	76,866	2,354	(91)	79,129
States and political subdivisions	86,353	1,498	(336)	87,515
Commercial mortgage-backed securities	499	16	—	515
Equity securities	18,920	1,263	(343)	19,840
Totals	$598,198	$6,895	$(7,086)	$598,007

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$40,514	$43	$(915)	$39,642
Residential mortgage-backed securities	18,009	179	—	18,188
Commercial mortgage-backed securities	57,867	396	(399)	57,864
Collateralized mortgage obligations	194,664	150	(2,466)	192,348
States and political subdivisions	48,793	205	(1,180)	47,818
Totals	$359,847	$973	$(4,960)	$355,860

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$40,513	$—	$(1,287)	$39,226
Residential mortgage-backed securities	19,606	13	(6)	19,613
Commercial mortgage-backed securities	31,767	102	(593)	31,276
Collateralized mortgage obligations	217,954	128	(3,372)	214,710
States and political subdivisions	41,991	70	(1,798)	40,263
Totals	$351,831	$313	$(7,056)	$345,088

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2017			December 31, 2016
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	6	$24,143	$39	7	$21,694	$44
Unrealized loss for twelve months or longer	2	2,598	3	—	—	—
	8	26,741	42	7	21,694	44
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	9	74,954	138	1	14,908	67
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	9	74,954	138	1	14,908	67
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	13	122,941	2,232	12	109,398	2,941
Unrealized loss for twelve months or longer	1	5,846	220	—	—	—
	14	128,787	2,452	12	109,398	2,941
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	9,091	23	2	7,127	58
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	9,091	23	2	7,127	58
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	17	134,762	1,537	11	91,144	2,340
Unrealized loss for twelve months or longer	9	29,341	1,099	8	19,320	866
	26	164,103	2,636	19	110,464	3,206
Corporate debt securities:
Unrealized loss for less than twelve months	1	1,987	11	3	5,899	91
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	1,987	11	3	5,899	91
States and political subdivisions:
Unrealized loss for less than twelve months	24	11,727	103	32	17,549	322
Unrealized loss for twelve months or longer	1	458	9	1	450	14
	25	12,185	112	33	17,999	336
Equity securities:
Unrealized loss for less than twelve months	1	195	—	—	—	—
Unrealized loss for twelve months or longer	2	6,947	14	2	11,107	343
	3	7,142	14	2	11,107	343
Total available for sale:
Unrealized loss for less than twelve months	73	379,800	4,083	68	267,719	5,863
Unrealized loss for twelve months or longer	15	45,190	1,345	11	30,877	1,223
	88	$424,990	$5,428	79	$298,596	$7,086

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	June 30, 2017			December 31, 2016
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	3	$32,099	$915	4	$33,225	$1,287
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	32,099	915	4	33,225	1,287
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	2	13,178	6
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	13,178	6
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	12,882	399	5	18,891	588
Unrealized loss for twelve months or longer	—	—	—	1	1,401	5
	2	12,882	399	6	20,292	593
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	17	166,859	2,466	19	187,669	3,372
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	17	166,859	2,466	19	187,669	3,372
States and political subdivisions:
Unrealized loss for less than twelve months	63	27,712	1,176	71	29,862	1,790
Unrealized loss for twelve months or longer	2	671	4	1	462	8
	65	28,383	1,180	72	30,324	1,798
Total held to maturity:
Unrealized loss for less than twelve months	85	239,552	4,956	101	282,825	7,043
Unrealized loss for twelve months or longer	2	671	4	2	1,863	13
	87	$240,223	$4,960	103	$284,688	$7,056

During the three and six months ended June 30, 2017 and 2016, the Company did not record any other-than-temporary impairments (“OTTI”). Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant recording any OTTI of the securities. The Company does not intend to sell, nor does the Company believe that it is likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at June 30, 2017 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$107,694	$107,905	$4,258	$4,262
Due after one year through five years	97,514	99,481	3,323	3,346
Due after five years through ten years	39,674	41,380	26,786	26,327
Due after ten years	29,703	30,670	54,940	53,525
	274,585	279,436	89,307	87,460

Residential mortgage-backed securities	242,019	240,446	18,009	18,188
Collateralized mortgage obligations	212,647	210,115	194,664	192,348
Commercial mortgage-backed securities	12,699	12,706	57,867	57,864
	$741,950	$742,703	$359,847	$355,860

The Company realized net gains of $7.0 million and $5.8 million from its trading securities portfolio during the three months ended June 30, 2017 and 2016, respectively, and net gains from its trading securities portfolio of $12.9 million and $11.5 million during the six months ended June 30, 2017 and 2016, respectively. In addition, the Hilltop Broker-

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Dealers realized net gains from trading activities primarily associated with the structured finance business of $10.5 million and $23.7 million during the three months ended June 30, 2017 and 2016, respectively, and $17.0 million and $29.3 million during the six months ended June 30, 2017 and 2016, respectively. All such realized net gains are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $624.0 million and $695.1 million (with a fair value of $619.7 million and $688.1 million, respectively) at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at June 30, 2017 and December 31, 2016.

Mortgage-backed securities and collateralized mortgage obligations consist primarily of Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) pass-through and participation certificates. GNMA securities are guaranteed by the full faith and credit of the United States, while FNMA and FHLMC securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.

At June 30, 2017 and December 31, 2016, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.3 million and $9.2 million, respectively.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2017	2016
Commercial and industrial	$1,750,305	$1,696,453
Real estate	2,969,199	2,816,767
Construction and land development	863,082	786,850
Consumer	42,766	41,352
Broker-dealer (1)	492,859	502,077
	6,118,211	5,843,499
Allowance for non-covered loan losses	(59,208)	(54,186)
Total non-covered loans, net of allowance	$6,059,003	$5,789,313

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of non-covered PCI loans (in thousands).

	June 30,	December 31,
	2017	2016
Carrying amount	$44,345	$51,432
Outstanding balance	59,426	67,988

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for non-covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$11,442	$16,168	$13,116	$17,744
Reclassifications from nonaccretable difference, net(1)	438	1,604	577	3,947
Disposals of loans	(61)	—	(61)	—
Accretion	(2,026)	(2,543)	(3,839)	(6,462)
Balance, end of period	$9,793	$15,229	$9,793	$15,229

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $21.0 million and $22.8 million at June 30, 2017 and December 31, 2016, respectively.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet contractual principal and interest payments, which generally occurs when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans. The amounts shown in the following tables include loans accounted for on an individual basis, as well as acquired Pooled Loans. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Non-covered impaired loans, segregated between those considered to be PCI loans and those without credit impairment at acquisition, are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$20,269	$3,382	$3,738	$7,120	$66
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	33,575	8,512	16,056	24,568	2,249
Secured by residential properties	13,102	2,272	7,838	10,110	270
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	4,357	1,073	1,260	2,333	303
Consumer	2,679	32	182	214	102
Broker-dealer	—	—	—	—	—
	73,982	15,271	29,074	44,345	2,990
Non-PCI
Commercial and industrial:
Secured	12,253	6,797	2,911	9,708	750
Unsecured	745	717	—	717	—
Real estate:
Secured by commercial properties	12,136	11,235	410	11,645	3
Secured by residential properties	1,816	1,545	—	1,545	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	659	—	632	632	106
Consumer	317	208	—	208	—
Broker-dealer	—	—	—	—	—
	27,941	20,502	3,953	24,455	859
	$101,923	$35,773	$33,027	$68,800	$3,849

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$25,354	$3,234	$5,438	$8,672	$557
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	38,005	11,097	17,413	28,510	1,907
Secured by residential properties	13,606	7,401	3,088	10,489	200
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	5,780	1,391	2,076	3,467	377
Consumer	3,223	237	57	294	56
Broker-dealer	—	—	—	—	—
	85,968	23,360	28,072	51,432	3,097
Non-PCI
Commercial and industrial:
Secured	6,311	3,313	1,372	4,685	115
Unsecured	946	925	—	925	—
Real estate:
Secured by commercial properties	10,134	10,000	—	10,000	—
Secured by residential properties	1,344	1,116	—	1,116	—
Construction and land development:
Residential construction loans	28	28	—	28	—
Commercial construction loans and land development	738	48	679	727	167
Consumer	246	244	—	244	—
Broker-dealer	—	—	—	—	—
	19,747	15,674	2,051	17,725	282
	$105,715	$39,034	$30,123	$69,157	$3,379

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial and industrial:
Secured	$16,950	$25,590	$15,093	$25,538
Unsecured	748	41	821	47
Real estate:
Secured by commercial properties	37,189	37,533	37,362	38,680
Secured by residential properties	11,461	12,092	11,630	12,133
Construction and land development:
Residential construction loans	—	—	14	111
Commercial construction loans and land development	3,170	4,090	3,580	4,512
Consumer	462	483	480	609
Broker-dealer	—	—	—	—
	$69,980	$79,829	$68,980	$81,630

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2017	2016
Commercial and industrial:
Secured	$13,101	$8,590
Unsecured	717	925
Real estate:
Secured by commercial properties	11,645	11,034
Secured by residential properties	2,020	1,197
Construction and land development:
Residential construction loans	—	28
Commercial construction loans and land development	632	727
Consumer	208	244
Broker-dealer	—	—
	$28,323	$22,745

At June 30, 2017 and December 31, 2016, non-covered non-accrual loans included non-covered PCI loans of $3.9 million and $5.0 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.2 million and $1.7 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at June 30, 2017 and December 31, 2016, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications as TDRs when it concludes that it has both granted a concession to a debtor and that the debtor is experiencing financial difficulties. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. The Bank modifies loans by reducing interest rates and/or lengthening loan amortization schedules. The Bank may also reconfigure a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans, the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding TDRs granted during the three and six months ended June 30, 2017 and 2016, respectively, is shown in the following tables  (dollars in thousands). At June 30, 2017 and December 31, 2016, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	—	$—	$—
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—	—
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	1	655	632	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	1	$655	$632	—	$—	$—

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,357	$1,279	1	$1,196	$950
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,417	—	—	—
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	1	655	632	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	3	$3,493	$3,328	1	$1,196	$950

All of the non-covered loan modifications included in the tables above involved payment term extensions. The Bank did not grant principal reductions on any restructured non-covered loans during the six months ended June 30, 2017 and 2016.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents information regarding TDRs granted during the twelve months preceding June 30, 2017 and 2016, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding June 30, 2017			Twelve Months Preceding June 30, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	2	$1,286	$1,022
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,417	1	1,084	995
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	1	$1,481	$1,417	3	$2,370	$2,017

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
June 30, 2017	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,242	$5,269	$2,745	$10,256	$1,630,746	$7,120	$1,648,122	$2,745
Unsecured	102	2	—	104	102,079	—	102,183	—
Real estate:
Secured by commercial properties	410	5,150	—	5,560	2,161,203	24,568	2,191,331	—
Secured by residential properties	546	452	557	1,555	766,203	10,110	777,868	557
Construction and land development:
Residential construction loans	1,788	—	—	1,788	158,735	—	160,523	—
Commercial construction loans and land development	945	3	—	948	699,278	2,333	702,559	—
Consumer	239	31	—	270	42,282	214	42,766	—
Broker-dealer	—	—	—	—	492,859	—	492,859	—
	$6,272	$10,907	$3,302	$20,481	$6,053,385	$44,345	$6,118,211	$3,302

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

In addition to the non-covered loans shown in the tables above, $45.5 million and $44.4 million of loans included in loans held for sale (with an unpaid principal balance of $46.0 million and $44.9 million, respectively) were 90 days past due and accruing interest at June 30, 2017 and December 31, 2016, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

June 30, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,581,767	$7,939	$51,296	$7,120	$1,648,122
Unsecured	99,865	1,060	1,258	—	102,183
Real estate:
Secured by commercial properties	2,126,761	1,514	38,488	24,568	2,191,331
Secured by residential properties	761,621	3,292	2,845	10,110	777,868
Construction and land development:
Residential construction loans	160,523	—	—	—	160,523
Commercial construction loans and land development	696,643	2,792	791	2,333	702,559
Consumer	42,312	—	240	214	42,766
Broker-dealer	492,859	—	—	—	492,859
	$5,962,351	$16,597	$94,918	$44,345	$6,118,211

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,531,895	$72	$56,473	$8,672	$1,597,112
Unsecured	97,646	—	1,695	—	99,341
Real estate:
Secured by commercial properties	1,888,231	3,693	34,661	28,510	1,955,095
Secured by residential properties	846,420	—	4,763	10,489	861,672
Construction and land development:
Residential construction loans	128,624	—	28	—	128,652
Commercial construction loans and land development	653,808	—	923	3,467	658,198
Consumer	40,789	6	263	294	41,352
Broker-dealer	502,077	—	—	—	502,077
	$5,689,490	$3,771	$98,806	$51,432	$5,843,499

Allowance for Loan Losses

The allowance for both originated and acquired loans is subject to regulatory examinations, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. The Company’s analysis of the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC is described in detail in Note 5 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

During 2016, the Bank discovered irregularities with respect to a non-covered loan that is currently in default. As a result, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. During the three months ended June 30, 2017, the Bank recorded an insurance receivable and related other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended June 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,679	$26,112	$6,879	$464	$23	$55,157
Provision charged to operations	735	2,779	766	165	448	4,893
Loans charged off	(1,200)	(218)	—	(127)	—	(1,545)
Recoveries on charged off loans	620	61	—	22	—	703
Balance, end of period	$21,834	$28,734	$7,645	$524	$471	$59,208

	Commercial and		Construction and
Six Months Ended June 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,369	$25,236	$7,002	$424	$155	$54,186
Provision charged to operations	1,210	3,701	654	221	316	6,102
Loans charged off	(1,805)	(300)	(11)	(161)	—	(2,277)
Recoveries on charged off loans	1,060	97	—	40	—	1,197
Balance, end of period	$21,834	$28,734	$7,645	$524	$471	$59,208

	Commercial and		Construction and
Three Months Ended June 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$20,169	$22,272	$5,561	$334	$114	$48,450
Provision charged to (recapture from) operations	25,503	2,216	727	(16)	263	28,693
Loans charged off	(25,433)	(1,298)	—	(37)	1	(26,767)
Recoveries on charged off loans	481	112	—	44	—	637
Balance, end of period	$20,720	$23,302	$6,288	$325	$378	$51,013

	Commercial and		Construction and
Six Months Ended June 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$19,845	$18,983	$6,064	$314	$209	$45,415
Provision charged to operations	26,520	5,448	224	16	170	32,378
Loans charged off	(26,783)	(1,298)	—	(89)	(1)	(28,171)
Recoveries on charged off loans	1,138	169	—	84	—	1,391
Balance, end of period	$20,720	$23,302	$6,288	$325	$378	$51,013

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$9,718	$10,984	$632	$171	$—	$21,505
Loans collectively evaluated for impairment	1,733,467	2,923,537	860,117	42,381	492,859	6,052,361
PCI Loans	7,120	34,678	2,333	214	—	44,345
	$1,750,305	$2,969,199	$863,082	$42,766	$492,859	$6,118,211

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$4,508	$9,704	$727	$205	$—	$15,144
Loans collectively evaluated for impairment	1,683,273	2,768,064	782,656	40,853	502,077	5,776,923
PCI Loans	8,672	38,999	3,467	294	—	51,432
	$1,696,453	$2,816,767	$786,850	$41,352	$502,077	$5,843,499

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$750	$3	$106	$—	$—	$859
Loans collectively evaluated for impairment	21,018	26,212	7,236	422	471	55,359
PCI Loans	66	2,519	303	102	—	2,990
	$21,834	$28,734	$7,645	$524	$471	$59,208

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$115	$—	$167	$—	$—	$282
Loans collectively evaluated for impairment	20,697	23,129	6,458	368	155	50,807
PCI Loans	557	2,107	377	56	—	3,097
	$21,369	$25,236	$7,002	$424	$155	$54,186

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At June 30, 2017, the Bank has recorded a related “true-up” payment accrual of $15.9 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	June 30,	December 31,
	2017	2016
Commercial and industrial	$1,649	$2,697
Real estate	199,845	244,469
Construction and land development	5,742	8,961
	207,236	256,127
Allowance for covered loans	(1,359)	(413)
Total covered loans, net of allowance	$205,877	$255,714

The following table presents the carrying value and the outstanding contractual balance of covered PCI loans (in thousands).

	June 30,	December 31,
	2017	2016
Carrying amount	$99,595	$133,754
Outstanding balance	208,689	266,098

Changes in the accretable yield for covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$142,466	$169,133	$143,731	$176,719
Reclassifications from nonaccretable difference, net(1)	11,618	8,810	23,024	18,443
Transfer of loans to covered OREO(2)	(662)	(62)	(780)	(171)
Accretion	(25,115)	(20,277)	(37,668)	(37,387)
Balance, end of period	$128,307	$157,604	$128,307	$157,604

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

The remaining nonaccretable difference for covered PCI loans was $58.6 million and $94.5 million at June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017 and 2016, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$4,498	$—	$412	$412	$28
Unsecured	6,562	—	169	169	10
Real estate:
Secured by commercial properties	97,991	3,339	27,182	30,521	652
Secured by residential properties	133,871	66,016	23	66,039	5
Construction and land development:
Residential construction loans	698	—	—	—	—
Commercial construction loans and land development	18,240	1,404	1,050	2,454	626
	261,860	70,759	28,836	99,595	1,321
Non-PCI
Commercial and industrial:
Secured	93	96	—	96	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	4,146	3,400	—	3,400	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	19	14	—	14	—
	4,258	3,510	—	3,510	—
	$266,118	$74,269	$28,836	$103,105	$1,321

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$10,579	$1,024	$189	$1,213	$13
Unsecured	3,259	299	—	299	—
Real estate:
Secured by commercial properties	143,934	26,415	26,222	52,637	271
Secured by residential properties	148,384	73,240	1,161	74,401	60
Construction and land development:
Residential construction loans	766	—	—	—	—
Commercial construction loans and land development	23,522	5,204	—	5,204	—
	330,444	106,182	27,572	133,754	344
Non-PCI
Commercial and industrial:
Secured	52	52	—	52	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	396	310	—	310	—
Secured by residential properties	4,175	3,537	—	3,537	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	24	20	—	20	—
	4,647	3,919	—	3,919	—
	$335,091	$110,101	$27,572	$137,673	$344

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial and industrial:
Secured	$644	$4,497	$887	$4,783
Unsecured	171	1,606	234	1,601
Real estate:
Secured by commercial properties	37,752	87,157	41,734	91,587
Secured by residential properties	71,734	88,493	73,689	92,354
Construction and land development:
Residential construction loans	—	343	—	331
Commercial construction loans and land development	2,537	12,664	3,846	16,209
	$112,838	$194,760	$120,390	$206,865

Covered non-accrual loans are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2017	2016
Commercial and industrial:
Secured	$96	$52
Unsecured	—	—
Real estate:
Secured by commercial properties	—	730
Secured by residential properties	2,904	3,035
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	14	19
	$3,014	$3,836

At June 30, 2017, there were no covered PCI loans included within non-accrual loans for which discount accretion has been suspended. At December 31, 2016, covered non-accrual loans included covered PCI loans of $0.4 million, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $0.2 million and $0.3 million during the three and six months ended June 30, 2017, respectively, while interest income recorded on covered impaired loans during the three and six months ended June 30, 2016 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The Bank did not grant any TDRs during the three and six months ended June 30, 2017 and 2016. Pooled Loans are not in the scope of the disclosure requirements for TDRs. At June 30, 2017 and December 31, 2016, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

There were no TDRs granted during the twelve months preceding June 30, 2017 and 2016, respectively, for which a payment was at least 30 days past due.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
June 30, 2017	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$96	$96	$972	$412	$1,480	$—
Unsecured	—	—	—	—	—	169	169	—
Real estate:
Secured by commercial properties	—	—	—	—	14,541	30,521	45,062	—
Secured by residential properties	1,600	796	944	3,340	85,404	66,039	154,783	38
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	3,288	2,454	5,742	—
	$1,600	$796	$1,040	$3,436	$104,205	$99,595	$207,236	$38

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2016	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$6	$96	$102	$1,083	$1,213	$2,398	$44
Unsecured	—	—	—	—	—	299	299	—
Real estate:
Secured by commercial properties	96	229	—	325	19,132	52,637	72,094	—
Secured by residential properties	3,511	1,345	1,479	6,335	91,639	74,401	172,375	129
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	15	—	—	15	3,742	5,204	8,961	—
	$3,622	$1,580	$1,575	$6,777	$115,596	$133,754	$256,127	$173

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

June 30, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$507	$—	$561	$412	$1,480
Unsecured	—	—	—	169	169
Real estate:
Secured by commercial properties	13,550	—	991	30,521	45,062
Secured by residential properties	81,821	445	6,478	66,039	154,783
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,214	—	1,074	2,454	5,742
	$98,092	$445	$9,104	$99,595	$207,236

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$592	$—	$593	$1,213	$2,398
Unsecured	—	—	—	299	299
Real estate:
Secured by commercial properties	17,996	—	1,461	52,637	72,094
Secured by residential properties	90,563	461	6,950	74,401	172,375
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,281	—	1,476	5,204	8,961
	$111,432	$461	$10,480	$133,754	$256,127

The Bank’s impairment methodology for covered loans is consistent with the methodology for non-covered loans, and is discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended June 30, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$16	$736	$1	$753
Provision charged to operations	28	309	623	960
Loans charged off	—	(362)	—	(362)
Recoveries on charged off loans	3	1	4	8
Balance, end of period	$47	$684	$628	$1,359

	Commercial and		Construction and
Six months ended June 30, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$35	$378	$—	$413
Provision charged to operations	12	822	622	1,456
Loans charged off	(6)	(521)	—	(527)
Recoveries on charged off loans	6	5	6	17
Balance, end of period	$47	$684	$628	$1,359

	Commercial and		Construction and
Three months ended June 30, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$438	$742	$37	$1,217
Provision charged to (recapture from) operations	(383)	674	(108)	183
Loans charged off	—	(26)	(30)	(56)
Recoveries on charged off loans	—	10	101	111
Balance, end of period	$55	$1,400	$—	$1,455

	Commercial and		Construction and
Six months ended June 30, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$758	$774	$—	$1,532
Provision charged to (recapture from) operations	(697)	651	(49)	(95)
Loans charged off	(6)	(42)	(52)	(100)
Recoveries on charged off loans	—	17	101	118
Balance, end of period	$55	$1,400	$—	$1,455

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,068	103,285	3,288	107,641
PCI Loans	581	96,560	2,454	99,595
	$1,649	$199,845	$5,742	$207,236

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,185	117,431	3,757	122,373
PCI Loans	1,512	127,038	5,204	133,754
	$2,697	$244,469	$8,961	$256,127

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	9	27	2	38
PCI Loans	38	657	626	1,321
	$47	$684	$628	$1,359

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	22	47	—	69
PCI Loans	13	331	—	344
	$35	$378	$—	$413

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$45,374	$78,890	$51,642	$99,090
Additions to covered OREO	3,404	4,739	5,127	9,281
Dispositions of covered OREO	(5,531)	(14,028)	(12,330)	(29,005)
Valuation adjustments in the period	(943)	(1,967)	(2,135)	(11,732)
Balance, end of period	$42,304	$67,634	$42,304	$67,634

During the three and six months ended June 30, 2017 and 2016, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$47,940	$80,522	$71,313	$91,648
FDIC Indemnification Asset accretion (amortization)	(4,236)	69	(8,185)	156
Transfers to due from FDIC and other	(3,400)	(6,131)	(22,824)	(17,344)
Balance, end of period	$40,304	$74,460	$40,304	$74,460

As of June 30, 2017, the Bank had billed and collected $143.7 million from the FDIC, which represented reimbursable covered losses and expenses through March 31, 2017.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$45,573	$39,863	$61,968	$52,285
Additions	1,266	8,254	2,490	9,893
Sales	—	(7,586)	(17,499)	(7,586)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(2,064)	(5,494)	(1,207)	(18,336)
Due to customer payoffs	(1,195)	(1,546)	(2,172)	(2,765)
Balance, end of period	$43,580	$33,491	$43,580	$33,491

	June 30,	December 31,
	2017	2016
Mortgage loans serviced for others	$3,761,484	$5,480,943
MSR asset as a percentage of serviced mortgage loans	1.16%	1.13%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2017	2016
Weighted average constant prepayment rate	10.92%	10.47%
Weighted average discount rate	11.14%	10.95%
Weighted average life (in years)	6.8	6.9

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2017	2016
Constant prepayment rate:
Impact of 10% adverse change	$(1,648)	$(2,297)
Impact of 20% adverse change	(3,222)	(4,471)
Discount rate:
Impact of 10% adverse change	(1,701)	(2,539)
Impact of 20% adverse change	(3,269)	(4,882)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.0 million and $5.7 million during the three months ended June 30, 2017 and 2016, respectively, and $11.5 million and $11.7 million during the six months ended June 30, 2017 and 2016, respectively, were included in other noninterest income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2017	2016
Noninterest-bearing demand	$2,251,208	$2,199,483
Interest-bearing:
NOW accounts	1,049,901	1,252,832
Money market	2,156,458	1,626,218
Brokered - money market	125,601	125,272
Demand	394,313	384,847
Savings	226,108	279,911
Time	1,216,037	1,145,859
Brokered - time	154,996	49,389
	$7,574,622	$7,063,811

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2017	2016
Federal funds purchased	$97,475	$87,125
Securities sold under agreements to repurchase	416,594	195,164
Federal Home Loan Bank	800,000	1,000,000
Short-term bank loans	201,000	135,000
	$1,515,069	$1,417,289

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and the Hilltop Broker-Dealers execute transactions to sell securities under

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

agreements to repurchase with both customers and other broker-dealers. Securities involved in these transactions are held by the Bank, the Hilltop Broker-Dealers or a third-party dealer.

Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following tables (dollars in thousands).

	Six Months Ended June 30,
	2017	2016
Average balance during the period	$500,830	$363,665
Average interest rate during the period	0.86%	0.53%

	June 30,	December 31,
	2017	2016
Average interest rate at end of period	0.83%	0.42%
Securities underlying the agreements at end of period:
Carrying value	$420,387	$209,877
Estimated fair value	$431,891	$206,641

Federal Home Loan Bank (“FHLB”) short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Six Months Ended June 30,
	2017	2016
Average balance during the period	$355,249	$231,456
Average interest rate during the period	0.92%	0.46%

	June 30,	December 31,
	2017	2016
Average interest rate at end of period	1.20%	0.55%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2017 and December 31, 2016 was 2.07% and 1.59%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2017	2016
Senior Notes due April 2025, net of discount of $1,618 and $1,689, respectively	$148,382	$148,311
FHLB notes, net of premium of $506 and $627, respectively, with maturities ranging from October 2017 to June 2030	99,802	102,596
Insurance company note payable due March 2035, paid off in June 2017	—	20,000
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company line of credit due December 31, 2017	3,000	3,000
Ventures line of credit due January 2018	18,073	16,505
Mutual line of credit due October 2017	3,526	—
	$300,283	$317,912

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 29.1% and 36.8% during the three months ended June 30, 2017 and 2016, respectively, and 31.4% and 35.4% during the six months ended June 30, 2017 and 2016, respectively. The effective tax rates during the three and six months ended June 30, 2017 were lower than the statutory rate primarily due to a nontaxable increase to other noninterest income recorded as a part of the resolution of the SWS matter as discussed in Note 12 to the consolidated financial statements, as the SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The effective tax rates during the three and six months ended June 30, 2016 were slightly lower than the statutory rate primarily due to the recognition of excess tax benefits on share-based payment awards.

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

Following completion of Hilltop’s acquisition of SWS, several purported holders of shares of SWS common stock (the “Petitioners”) filed petitions in the Court of Chancery of the State of Delaware (the “Court”) seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law. These petitions were consolidated as In re SWS Group, Inc., C.A. No. 10554-VCG. On May 30, 2017, the Court issued its Memorandum Opinion in the matter.  The Court found the “fair value” of the shares of SWS common stock as of the date of the transaction was $6.38 per share. Accordingly, Hilltop paid cash of $6.38 per share, plus statutory interest from the effective date of the merger until the date of payment, to the Petitioners and the other stockholders of SWS who properly demanded appraisal rights under Delaware law, collectively representing 7,438,453 shares. Each outstanding share of SWS common stock, other than shares held by Hilltop, in treasury by SWS or by stockholders who properly demanded appraisal rights under Delaware law, was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, the aggregate value of which was $6.92 per share of SWS common stock as of the effective date of the merger. The resolution of this matter resulted in 1,856,638 shares of HTH common stock, which had been held in escrow during the pendency of the proceeding, being returned to the Company’s pool of authorized but unissued shares of common stock and a pre-tax net increase to other noninterest income of $11.6 million during the second quarter of 2017. This change in common stock is reflected in repurchases of common stock within the consolidated statements of stockholders’ equity. On July 20, 2017, certain Petitioners filed a notice to appeal the Court’s Memorandum Opinion. The Company intends to vigorously defend this matter.

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

As a part of an industry-wide Inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the United States Department of Justice (the “DOJ”) related to this Inquiry. According to the Civil Investigative Demand, the DOJ is conducting an investigation to determine whether PrimeLending has violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. The DOJ has advised PrimeLending that, based upon its review of a sample of loans for which an FHA insurance claim was paid by the U.S. Department of Housing and Urban Development (“HUD”), some of the loans do not meet FHA underwriting guidelines. PrimeLending, based upon its own review of the loan sample, does not agree with the sampling methodology and loan analysis employed by the DOJ. Remedies in these proceedings or settlements may include statutory damages, indemnification, fines and/or penalties. Many institutions have settled these matters on terms that included large monetary penalties. PrimeLending has fully cooperated with this Inquiry, continues to discuss this matter with the DOJ and adjusts its indemnification reserve based upon such discussions.

While the final outcome of litigation and claims exposures or of any Inquiries is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation and Inquiries will not, except related to specific matters disclosed above, have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any matter, including the matters discussed above, could be material to the Company’s business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.

Indemnification Liability Reserve

The mortgage origination segment may be responsible to agencies, investors, or other parties for errors or omissions relating to its representations and warranties that each loan sold meets certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the affected loan from or indemnifies the claimant against loss. The mortgage origination segment has established an indemnification liability reserve for such probable losses.

Generally, the mortgage origination segment first becomes aware that an agency,  investor, or other party believes a loss has been incurred on a sold loan when it receives a written request from the claimant to repurchase the loan or reimburse the claimant’s losses. Upon completing its review of the claimant’s request, the mortgage origination segment establishes a specific claims reserve for the loan if it concludes its obligation to the claimant is both probable and reasonably estimable.

An additional reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. Factors considered in the calculation of this reserve include, but are not limited to, the total volume of loans sold exclusive of specific claimant requests, actual claim settlements and the severity of estimated losses resulting from future

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

claims, and the mortgage origination segment’s history of successfully curing defects identified in claim requests. While the mortgage origination segment’s sales contracts typically include borrower early payment default repurchase provisions, these provisions have not been a primary driver of claims to date, and therefore, are not a primary factor considered in the calculation of this reserve.

At June 30, 2017 and December 31, 2016, the mortgage origination segment’s indemnification liability reserve totaled $22.4 million and $18.2 million, respectively. The provision for indemnification losses was $1.1 million and $1.2 million during the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $2.1 million during the six months ended June 30, 2017 and 2016, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$39,245	$54,202	$40,669	$57,298
Claims made	8,650	5,006	17,029	9,554
Claims resolved with no payment	(9,991)	(4,502)	(18,088)	(10,617)
Repurchases	(226)	(714)	(1,688)	(1,871)
Indemnification payments	(5,124)	(116)	(5,368)	(488)
Balance, end of period	$32,554	$53,876	$32,554	$53,876

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$18,952	$17,147	$18,239	$16,640
Additions for new sales	1,145	1,245	1,992	2,123
Repurchases	(23)	(70)	(125)	(182)
Early payment defaults	(60)	(43)	(129)	(133)
Indemnification payments	(671)	(63)	(713)	(232)
Change in reserves for loans sold in prior years	3,024	—	3,103	—
Balance, end of period	$22,367	$18,216	$22,367	$18,216

	June 30,	December 31,
	2017	2016
Reserve for Indemnification Liability:
Specific claims	$1,039	$1,661
Incurred but not reported claims	21,328	16,578
Total	$22,367	$18,239

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

Other Contingencies

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets:

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $15.9 million at June 30, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of June 30, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As of June 30, 2017, the Bank had billed $179.6  million of covered net losses to the FDIC, of which 80%, or $143.7 million, were reimbursable under the loss-share agreements. As of June 30, 2017, the Bank had received aggregate reimbursements of $143.7 million from the FDIC, which represented reimbursable covered losses and expenses through March 31, 2017.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at June 30, 2017 and outstanding financial and performance standby letters of credit of $33.9 million at June 30, 2017.

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

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At June 30, 2017, 1,578,148 shares of common stock remained available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $3.2 million and $2.7 million during the three months ended June 30, 2017 and 2016, respectively, and $5.9 million and $5.0 million during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017 and 2016, Hilltop granted 7,513 and 11,343 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s Board of Directors for services rendered to the Company.

Restricted Stock Awards and RSUs

The following table summarizes information about nonvested Restricted Stock Award and RSU activity for the six months ended June 30, 2017 (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2016	4	$19.95	1,456	$19.83
Granted	-	$-	429	$27.11
Vested/Released	-	$-	(315)	$23.63
Forfeited	-	$-	(50)	$23.56
Balance, June 30, 2017	4	$19.95	1,520	$20.97

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 76,986 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2017. Pursuant to certain RSU award agreements, an aggregate of 1,000 vested RSUs at June 30, 2017 require deferral of the settlement in shares and statutory tax obligations to a future date.

At June 30, 2017, unrecognized compensation expense related to outstanding Restricted Stock Awards of $9 thousand is expected to be recognized over a weighted average period of 0.14 years.

During the six months ended June 30, 2017, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 411,922 RSUs pursuant to the 2012 Plan. At June 30, 2017, 321,326 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 89,439 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At June 30, 2017, in the aggregate, 1,215,974 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 303,800 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2017, unrecognized compensation expense related to outstanding RSUs of $19.3 million is expected to be recognized over a weighted average period of 1.65 years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. Regulatory Matters

Banking and Hilltop

PlainsCapital and Hilltop are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require PlainsCapital and Hilltop to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company performs reviews of the classification and calculation of risk-weighted assets to ensure accuracy and compliance with the Basel III regulatory capital requirements. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as shown in the table below, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of June 30, 2017, as well as the fully phased-in requirements through 2019.

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at June 30, 2017 and December 31, 2016, respectively (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2017
Tier 1 capital (to average assets):
PlainsCapital	$1,118,299	12.11%	4.0%	4.0%	5.0%
Hilltop	1,666,286	13.07%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,118,299	13.95%	5.75%	7.0%	6.5%
Hilltop	1,616,937	17.53%	5.75%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,118,299	13.95%	7.25%	8.5%	8.0%
Hilltop	1,666,286	18.07%	7.25%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,180,356	14.72%	9.25%	10.5%	10.0%
Hilltop	1,713,164	18.57%	9.25%	10.5%	N/A

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

At June 30, 2017, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$168,071	$3,302
Less: required net capital	10,287	250
Excess net capital	$157,784	$3,052

Net capital as a percentage of aggregate debit items	32.7%
Net capital in excess of 5% aggregate debit items	$142,354

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At June 30, 2017 and December 31, 2016, Hilltop Securities held cash of $167.6 million and $181.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. Hilltop Securities was not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2017 and December 31, 2016. The fair values of any segregated assets included in special reserve accounts were determined using Level 1 inputs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by the HUD and the GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with its minimum net worth and liquidity requirements. As of June 30, 2017, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	June 30,	December 31,
	2017	2016
Capital and surplus:
National Lloyds Insurance Company	$91,179	$131,328
American Summit Insurance Company	23,139	30,462

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory net income (loss):
National Lloyds Insurance Company	$(7,152)	$(7,196)	$(6,516)	$(3,639)
American Summit Insurance Company	(309)	234	523	1,086

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2017, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2017, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

16. Stockholders’ Equity

Dividend Declaration

On July 27, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.06 per common share, payable on August 31, 2017, to all common stockholders of record as of the close of business on August 15, 2017.

Stock Repurchase Program

The Company’s board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018, under which the Company may repurchase, in the aggregate, up to $50.0 million

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

of its outstanding common stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. During the six months ended June 30, 2017, the Company paid $16.0 million to repurchase an aggregate of 605,431 shares of common stock at an average price of $26.42 per share. These shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. The Company’s accounting treatment and policy regarding stock repurchases is discussed in detail in Note 1 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $8.8 million during the three months ended June 30, 2017, compared with a decrease of $0.7 million during the three months ended June 30, 2016, while the fair values of PrimeLending’s derivatives increased $9.5 million and $11.8 million during the six months ended June 30, 2017 and 2016, respectively. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivatives increased $9.9 million and $2.6 million during the three months ended June 30, 2017 and 2016, respectively, while the fair values of the Bank’s derivatives increased $15 thousand during the three months ended June 30, 2017, compared with a decrease of $0.1 million during the three months ended June 30, 2016. The fair values of the Hilltop Broker-Dealers’ derivatives increased $16.2 million and $9.5 million during the six months ended June 30, 2017 and 2016, respectively, while the fair values of the Bank’s derivatives increased $0.1 million during the six months ended June 30, 2017, compared with a decrease of $0.6 million during the six months ended June 30, 2016. The changes in fair value were recorded as a component of other noninterest income.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	June 30, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,506,302	$33,945	$944,550	$23,269
Customer-based written options	7,355	45	—	—
Customer-based purchased options	7,355	(45)	—	—
Commitments to purchase MBSs	3,907,444	5,400	3,616,922	(1,155)
Commitments to sell MBSs	6,580,127	12,881	5,609,250	(532)
Interest rate swaps and swaptions	32,032	(144)	32,452	(283)
U.S. Treasury bond futures and options (1)	187,000	—	297,000	—

(1)    Changes in the fair value of these contracts are settled daily with PrimeLending’s counterparty.

PrimeLending had cash collateral advances totaling $3.7 million to offset net liability derivative positions on its commitments to sell MBSs at June 30, 2017, compared to a payable of $19.1 million on its net liability derivative position on its commitments to sell MBSs at December 31, 2016. In addition, PrimeLending advanced cash collateral totaling $3.2 million on its U.S. Treasury bond futures and options at both June 30, 2017 and December 31, 2016. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2017
Securities borrowed:
Institutional counterparties	$1,459,990	$—	$1,459,990	$(1,409,709)	$—	$50,281

Interest rate options:
Customer counterparties	45	—	45	—	—	45

Reverse repurchase agreements:
Institutional counterparties	125,188	—	125,188	(124,426)	—	762

Forward MBS derivatives:
Institutional counterparties	19,232	(280)	18,952	(11,638)	—	7,314
	$1,604,455	$(280)	$1,604,175	$(1,545,773)	$—	$58,402
December 31, 2016
Securities borrowed:
Institutional counterparties	$1,436,069	$—	$1,436,069	$(1,385,664)	$—	$50,405

Reverse repurchase agreements:
Institutional counterparties	89,430	—	89,430	(89,369)	—	61

Forward MBS derivatives:
Institutional counterparties	21,366	(3,893)	17,473	(9,012)	—	8,461
	$1,546,865	$(3,893)	$1,542,972	$(1,484,045)	$—	$58,927

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2017
Securities loaned:
Institutional counterparties	$1,312,985	$—	$1,312,985	$(1,265,212)	$—	$47,773

Interest rate options:
Institutional counterparties	45	—	45	—	—	45

Interest rate swaps and swaptions:
Institutional counterparties	162	(18)	144	(1,186)	—	(1,042)

Repurchase agreements:
Institutional counterparties	266,700	—	266,700	(266,700)	—	—
Customer counterparties	149,894	—	149,894	(149,894)	—	—

Forward MBS derivatives:
Institutional counterparties	671	—	671	(671)	—	—
	$1,730,457	$(18)	$1,730,439	$(1,683,663)	$—	$46,776
December 31, 2016
Securities loaned:
Institutional counterparties	$1,283,676	$—	$1,283,676	$(1,237,868)	$—	$45,808

Interest rate swaps and swaptions:
Institutional counterparties	297	(14)	283	(3,000)	—	(2,717)

Repurchase agreements:
Institutional counterparties	39,970	—	39,970	(39,970)	—	—
Customer counterparties	155,194	—	155,194	(155,194)	—	—

Forward MBS derivatives:
Institutional counterparties	19,159	—	19,159	(19,159)	—	—
	$1,498,296	$(14)	$1,498,282	$(1,455,191)	$—	$43,091

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2017 and December 31, 2016.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2017	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$199,803	$—	$—	$—	$199,803
Asset-backed securities	—	216,791	—	—	216,791

Securities lending transactions:
Corporate securities	8,586	—	—	—	8,586
Equity securities	1,304,399	—	—	—	1,304,399
Total	$1,512,788	$216,791	$—	$—	$1,729,579

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,729,579
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2016	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$195,164	$—	$—	$—	$195,164

Securities lending transactions:
Corporate securities	14,816	—	—	—	14,816
Equity securities	1,268,860	—	—	—	1,268,860
Total	$1,478,840	$—	$—	$—	$1,478,840

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,478,840
Amount related to agreements not included in offsetting disclosure above					$—

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2017	2016
Receivables:
Securities borrowed	$1,459,990	$1,436,069
Securities failed to deliver	45,933	33,834
Trades in process of settlement	32,379	10,223
Other	14,223	17,615
	$1,552,525	$1,497,741
Payables:
Securities loaned	$1,312,985	$1,283,676
Correspondents	28,082	31,040
Securities failed to receive	50,920	31,724
Other	3,327	688
	$1,395,314	$1,347,128

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	June 30,	December 31,
	2017	2016
Reserve for unpaid losses and allocated LAE balance, net	$33,608	$25,203
Reinsurance recoverables on unpaid losses	3,249	9,434
Unallocated LAE	1,309	1,189
Reserve for unpaid losses and LAE balance, gross	$38,166	$35,826

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

			June 30, 2017
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Six Months Ended June 30, 2017		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2012	$112,723	$114,554	$33	16,675
2013	110,318	111,074	53	15,736
2014	82,620	84,175	237	13,172
2015	84,162	88,082	1,842	14,968
2016	79,433	86,448	4,718	21,405
2017	31,551	49,997	7,283	10,546
Total	500,807	$534,330
	85	All outstanding reserves prior to 2012, net of reinsurance
	$33,608	Reserve for unpaid losses and allocated LAE, net of reinsurance

21. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2017, reinsurance receivables had a carrying value of $3.5 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at June 30, 2017, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$37,792	$36,753	$42,675	$40,177	$73,588	$73,952	$81,754	$81,063
Reinsurance assumed	3,358	2,910	3,146	2,714	6,227	5,728	5,825	5,382
Reinsurance ceded	(2,974)	(3,643)	(4,246)	(4,170)	(6,187)	(7,520)	(7,745)	(7,991)
Net premiums	$38,176	$36,020	$41,575	$38,721	$73,628	$72,160	$79,834	$78,454

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss and LAE incurred	$33,352	$55,461	$55,654	$78,950
Reinsurance recoverables	(168)	(18,250)	(770)	(19,780)
Net loss and LAE incurred	$33,184	$37,211	$54,884	$59,170

Catastrophic coverage

At June 30, 2017, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention and/or loss; $25 million in excess of $25 million loss; $25 million in excess of $50 million loss and $50 million in excess of $75 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At June 30, 2017, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

The banking segment includes the operations of the Bank, the broker-dealer segment includes the operations of Securities Holdings, the mortgage origination segment is composed of PrimeLending, and the insurance segment is composed of NLC.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance and acquisition costs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Balance sheet amounts not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$102,191	$10,349	$996	$602	$(2,288)	$4,126	$115,976
Provision for loan losses	5,405	448	—	—	—	—	5,853
Noninterest income	25,499	92,810	179,637	38,413	12,608	(4,275)	344,692
Noninterest expense	62,511	86,901	161,369	49,416	6,298	(244)	366,251
Income (loss) before income taxes	$59,774	$15,810	$19,264	$(10,401)	$4,022	$95	$88,564

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$184,274	$18,837	$(885)	$1,119	$(4,823)	$9,554	$208,076
Provision for loan losses	7,241	316	—	—	—	1	7,558
Noninterest income	37,910	175,362	323,275	76,723	12,609	(9,748)	616,131
Noninterest expense	123,325	168,558	293,207	86,429	15,685	(461)	686,743
Income (loss) before income taxes	$91,618	$25,325	$29,183	$(8,587)	$(7,899)	$266	$129,906

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,029	$7,440	$(2,299)	$758	$(1,846)	$4,315	$100,397
Provision for loan losses	28,613	263	—	—	—	—	28,876
Noninterest income	13,346	102,900	192,881	41,392	1	(4,515)	346,005
Noninterest expense	55,132	91,780	162,488	51,717	6,483	(235)	367,365
Income (loss) before income taxes	$21,630	$18,297	$28,094	$(9,567)	$(8,328)	$35	$50,161

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$178,133	$14,491	$(4,865)	$1,497	$(3,559)	$8,540	$194,237
Provision for loan losses	32,113	170	—	—	—	—	32,283
Noninterest income	26,301	183,782	339,219	83,196	2	(9,120)	623,380
Noninterest expense	119,480	176,041	297,160	88,091	12,332	(550)	692,554
Income (loss) before income taxes	$52,841	$22,062	$37,194	$(3,398)	$(15,889)	$(30)	$92,780

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
June 30, 2017
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,828,918	$3,073,342	$2,240,743	$305,099	$2,049,498	$(4,209,027)	$13,288,573

December 31, 2016
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,527,518	$2,777,849	$2,042,458	$347,252	$2,032,749	$(3,989,764)	$12,738,062

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and six months ended June 30, 2017, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop, while during the three and six months ended June 30, 2016, stock options and RSUs were potentially dilutive non-

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

participating instruments. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Income attributable to Hilltop	$62,476	$31,074	$88,910	$58,641
Less: income applicable to participating shares	(2)	(5)	(3)	(9)
Net earnings available to Hilltop common stockholders	$62,474	$31,069	$88,907	$58,632

Weighted average shares outstanding - basic	98,154	98,457	98,295	98,305

Basic earnings per common share	$0.64	$0.32	$0.90	$0.60

Diluted earnings per share:
Income attributable to Hilltop	$62,476	$31,074	$88,910	$58,641

Weighted average shares outstanding - basic	98,154	98,457	98,295	98,305
Effect of potentially dilutive securities	260	129	281	314
Weighted average shares outstanding - diluted	98,414	98,586	98,576	98,619

Diluted earnings per common share	$0.63	$0.32	$0.90	$0.60

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						June 30, 2017
							Total of
							Incurred
							But Not
							Reported
							Reserves Plus	Cumulative
	Six Months Ended June 30, 2017						Development	Number of
Accident	2012	2013	2014	2015	2016	2017	On Reported	Reported
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Claims	Claims
2012	$107,873	$108,753	$114,031	$114,067	$114,517	$114,554	$33	16,675
2013		107,793	108,951	111,006	111,011	111,074	53	15,736
2014			83,784	85,037	84,221	84,175	237	13,172
2015				89,646	88,477	88,082	1,842	14,968
2016					84,771	86,448	4,718	21,405
2017						49,997	7,283	10,546
						$534,330

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Six Months Ended June 30, 2017
Accident	2012	2013	2014	2015	2016	2017
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2012	$89,603	$101,968	$107,126	$110,782	$112,062	$112,723
2013		94,238	104,938	108,099	109,662	110,318
2014			70,831	79,713	81,684	82,620
2015				71,820	82,940	84,162
2016					71,543	79,433
2017						31,551
					Total	$500,807
All outstanding reserves prior to 2012, net of reinsurance						85
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance						$33,608

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

•legal and regulatory proceedings;

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

During the three and six months ended June 30, 2017, our net income to common stockholders was $62.5 million, or $0.63 per diluted share, and $88.9 million, or $0.90 per diluted share, respectively.  We declared total common dividends of $0.06 and $0.12 per share during the three and six months ended June 30, 2017, respectively, which resulted in dividend payout ratios of 9.43% and 13.27%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $16.0 million to repurchase our common stock during the six months ended June 30, 2017.

We reported $88.6 million and $129.9 million of consolidated income before income taxes during the three and six months ended June 30, 2017,  respectively, including the following contributions from our four reportable business segments.

•	The banking segment contributed $59.8 million and $91.6 million of income before income taxes during the three and six months ended June 30, 2017, respectively;
•	The broker-dealer segment contributed $15.8 million and $25.3 million of income before income taxes during the three and six months ended June 30, 2017, respectively;
•	The mortgage origination segment contributed $19.3 million and $29.2 million of income before income taxes during the three and six months ended June 30, 2017, respectively; and
•	The insurance segment incurred losses before income taxes of $10.4 million and $8.6 million during the three and six months ended June 30, 2017, respectively.

During the three months ended June 30, 2017, our consolidated income before taxes included the recognition within corporate of a  pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger as discussed in detail in Note 12, Commitments and Contingencies.

During the three months ended June 30, 2016, the Bank discovered irregularities with respect to a non-covered loan that is currently in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off, representing the entire outstanding principal balance of the loan. The banking segment’s financial results for the three and six months ended June 30, 2016 reflect this charge-off. During the three months ended June 30, 2017, the Bank recorded an insurance receivable and related other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery. The Bank is actively pursuing legal remedies to recover losses arising from this isolated incident, including litigation against the borrower and guarantors. The Bank cannot currently estimate the amount of any future recoveries or additional expenses related to this charged-off loan.

At June 30, 2017, on a consolidated basis, we had total assets of $13.3 billion, total deposits of $7.6 billion, total loans, including loans held for sale, of $8.3 billion and stockholders’ equity of $1.9 billion.

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

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$102,191	$10,349	$996	$602	$(2,288)	$4,126	$115,976
Provision for loan losses	5,405	448	—	—	—	—	5,853
Noninterest income	25,499	92,810	179,637	38,413	12,608	(4,275)	344,692
Noninterest expense	62,511	86,901	161,369	49,416	6,298	(244)	366,251
Income (loss) before income taxes	$59,774	$15,810	$19,264	$(10,401)	$4,022	$95	$88,564

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$184,274	$18,837	$(885)	$1,119	$(4,823)	$9,554	$208,076
Provision for loan losses	7,241	316	—	—	—	1	7,558
Noninterest income	37,910	175,362	323,275	76,723	12,609	(9,748)	616,131
Noninterest expense	123,325	168,558	293,207	86,429	15,685	(461)	686,743
Income (loss) before income taxes	$91,618	$25,325	$29,183	$(8,587)	$(7,899)	$266	$129,906

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,029	$7,440	$(2,299)	$758	$(1,846)	$4,315	$100,397
Provision for loan losses	28,613	263	—	—	—	—	28,876
Noninterest income	13,346	102,900	192,881	41,392	1	(4,515)	346,005
Noninterest expense	55,132	91,780	162,488	51,717	6,483	(235)	367,365
Income (loss) before income taxes	$21,630	$18,297	$28,094	$(9,567)	$(8,328)	$35	$50,161

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$178,133	$14,491	$(4,865)	$1,497	$(3,559)	$8,540	$194,237
Provision for loan losses	32,113	170	—	—	—	—	32,283
Noninterest income	26,301	183,782	339,219	83,196	2	(9,120)	623,380
Noninterest expense	119,480	176,041	297,160	88,091	12,332	(550)	692,554
Income (loss) before income taxes	$52,841	$22,062	$37,194	$(3,398)	$(15,889)	$(30)	$92,780

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $208.1 million and $194.2 million in net interest income during the six months ended June 30, 2017 and 2016, respectively. Changes in net interest income primarily included increases within our banking, broker-dealer and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services. We generated $124.6 million and $131.9 million in securities commissions and fees and investment and securities advisory fees and commissions, and $46.2 million and $49.7 million in gains from derivative and trading portfolio activities (included within other noninterest income) during the six months ended June 30, 2017 and 2016, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2017 and 2016, we generated $323.4 million and $338.9 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $72.2 million and $78.5 million in net insurance premiums earned during the six months ended June 30, 2017 and 2016, respectively.

In the aggregate, we generated $616.1 million and $623.4 million in noninterest income during the six months ended June 30, 2017 and 2016, respectively. This year-over-year decrease in noninterest income was predominantly attributable to decreases in noninterest income in our mortgage origination,  broker-dealer and insurance segments, partially offset by increases in noninterest income in our banking segment due to the previously mentioned increases in other noninterest income related to the insurance receivable of $15.0 million within the banking segment and the $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended June 30, 2017 was $62.5 million, or $0.63 per diluted share, compared with net income applicable to common stockholders of $31.1 million, or $0.32 per diluted share, during the three months ended June 30, 2016.  Net income applicable to common stockholders during the six months ended June 30, 2017 was $88.9 million, or $0.90 per diluted share, compared with net income applicable to common stockholders of $58.6 million, or $0.60 per diluted share, during the six months ended June 30, 2016.  The consolidated operating results during the three and six months ended June 30, 2017 included the previously mentioned insurance receivable and related increase to other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery related to a single, large loan charged off by the Bank and the pre-tax net increase to other noninterest income of $11.6 million (or $14.3 million after income tax benefit of $2.6 million) related to the resolution of the appraisal proceedings from the SWS Merger.  The consolidated operating results during the three and six months ended June 30, 2016 included the previously mentioned $24.5 million charge-off of the single, large loan by the Bank.

Our consolidated operating results during the six months ended June 30, 2017 also included transaction costs related to the acquisition of SWS (the “SWS Merger”), while our consolidated operating results during the six months ended June 30, 2016 included both transaction costs and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), incurred as a result of the integration of the operations and systems acquired in the SWS Merger.

During the six months ended June 30, 2017, we incurred $1.5 million in pre-tax transaction costs related to the SWS Merger. During the six months ended June 30, 2016, we incurred transaction costs and integration-related costs related to the SWS Merger totaling $7.1 million resulting from $2.3 million in pre-tax transaction costs and pre-tax integration-related costs associated with employee, professional fee and contractual expenses of $2.1 million, $2.6 million and $0.1 million, respectively. Effective as of the close of business on January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. The integration is substantially complete and Hilltop Securities does not expect to incur any additional integration costs in relation to the SWS Merger.

Certain items included in net income for 2017 and 2016 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger (collectively, the “Bank Transactions”). Income before taxes during the three months ended June 30, 2017 included net accretion of $0.9 million, $20.7 million and $0.8 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $1.6 million, $0.2 million and $0.2 million, respectively. During the three months ended June 30, 2016, income before taxes included net accretion of  $2.7 million, $12.6 million and $1.1 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.0 million, $0.2 million and $0.3 million, respectively. Income before taxes during the six months ended June 30, 2017 included net accretion of $1.9 million, $30.4 million and $1.8 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $3.2 million, $0.3 million and $0.4 million, respectively. During the six months ended June 30, 2016, income before taxes included net accretion of $6.0 million, $24.0 million and $2.3 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $4.0 million, $0.4 million and $0.5 million, respectively.

In addition, the Bank recorded a “true-up” accrual related to the loss-share agreements with the FDIC and amortization of the FDIC Indemnification Asset, both related to the FNB Transaction, of $5.3 million and $9.9 million during the three and six months ended June 30, 2017,  respectively, compared to $1.9 million and $3.9 million during the same periods in 2016.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Performance Ratios:
Return on average stockholder's equity	13.24%	7.07%	9.53%	6.72%
Return on average assets	1.94%	1.05%	1.43%	1.01%
Net interest margin (1) (3) (4)	4.04%	3.77%	3.80%	3.74%
Net interest margin (taxable equivalent) (2) (3) (4)	4.05%	3.80%	3.81%	3.76%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(3)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin  by 53 basis points and 65 basis points during the three months ended June 30, 2017 and 2016, respectively, and 51 basis points and 62 basis points during the six months ended June 30, 2017 and 2016, respectively.

(4)

Net interest margin and taxable equivalent net interest margin were 82 basis points and 72 basis points greater due to the impact of purchase accounting during the three months ended June 30, 2017 and 2016, respectively, and 67 basis points and 73 basis points greater due to the impact of purchase accounting during the six months ended June 30, 2017 and 2016, respectively.

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

During the three months ended June 30, 2017, the consolidated taxable equivalent net interest margin of 4.05% was 82 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $1.7 million, $20.7 million and $0.8 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.7 million. The consolidated taxable equivalent net interest margin during the three months ended June 30, 2016 of 3.80% was 72 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $3.7 million, $12.6 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million.

During the six months ended June 30, 2017, the consolidated taxable equivalent net interest margin of 3.81% was 67 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $3.2 million, $30.4 million and $1.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.2 million. During the six months ended June 30, 2016, the consolidated taxable equivalent net interest margin of 3.76% was 73 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $7.8 million, $24.0 million and $2.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.7 million.

The FNB Transaction-related accretion of discount on loans of $30.4 million and $24.0 million during the six months ended June 30, 2017 and 2016, respectively, included accretion of approximately $2 million and $6 million, respectively, due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. The performance of the covered PCI loan portfolio since 2014, which has exceeded our expectations at the time of acquisition, has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the six months ended June 30, 2017 and 2016 resulted in the reclassification of $23.0 million and $18.4 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,794,300	$113,794	5.81%	$7,038,518	$98,468	5.56%
Investment securities - taxable	1,399,402	9,516	2.72%	1,080,097	6,813	2.53%
Investment securities - non-taxable (2)	232,340	1,903	3.28%	291,288	2,166	2.98%
Federal funds sold and securities purchased under agreements to resell	147,179	27	0.07%	144,820	36	0.10%
Interest-bearing deposits in other financial institutions	381,100	885	0.93%	388,520	484	0.50%
Securities borrowed	1,512,222	9,597	2.51%	1,702,286	6,327	1.49%
Other	81,230	1,113	5.49%	58,081	537	3.72%
Interest-earning assets, gross (2)	11,547,773	136,835	4.72%	10,703,610	114,831	4.27%
Allowance for loan losses	(57,976)			(51,247)
Interest-earning assets, net	11,489,797			10,652,363
Noninterest-earning assets	1,529,020			1,523,095
Total assets	$13,018,817			$12,175,458

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,140,116	$5,464	0.43%	$4,821,695	$4,037	0.34%
Securities loaned	1,388,897	7,481	2.16%	1,626,021	4,916	1.22%
Notes payable and other borrowings	1,708,241	7,386	1.72%	1,096,007	4,852	1.78%
Total interest-bearing liabilities	8,237,254	20,331	0.99%	7,543,723	13,805	0.73%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,273,533			2,203,065
Other liabilities	612,712			657,435
Total liabilities	11,123,499			10,404,223
Stockholders’ equity	1,893,052			1,768,717
Noncontrolling interest	2,266			2,518
Total liabilities and stockholders' equity	$13,018,817			$12,175,458

Net interest income (2)		$116,504			$101,026
Net interest spread (2)			3.73%			3.53%
Net interest margin (2)			4.05%			3.80%

	Six Months Ended June 30,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,446,546	$203,784	5.46%	$6,886,108	$190,001	5.49%
Investment securities - taxable	1,244,567	16,520	2.67%	1,062,401	13,161	2.48%
Investment securities - non-taxable (2)	225,904	3,654	3.24%	276,472	4,490	3.25%
Federal funds sold and securities purchased under agreements to resell	132,502	50	0.08%	135,064	63	0.09%
Interest-bearing deposits in other financial institutions	439,500	1,787	0.82%	408,301	958	0.47%
Securities borrowed	1,499,720	17,650	2.34%	1,623,515	13,916	1.72%
Other	86,236	2,137	4.97%	61,910	1,085	3.53%
Interest-earning assets, gross (2)	11,074,975	245,582	4.43%	10,453,771	223,674	4.26%
Allowance for loan losses	(56,809)			(50,049)
Interest-earning assets, net	11,018,166			10,403,722
Noninterest-earning assets	1,550,438			1,559,888
Total assets	$12,568,604			$11,963,610

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,039,067	$10,154	0.41%	$4,802,849	$7,876	0.33%
Securities loaned	1,375,403	13,821	2.03%	1,533,684	10,903	1.43%
Notes payable and other borrowings	1,380,699	12,496	1.81%	1,049,734	9,340	1.79%
Total interest-bearing liabilities	7,795,169	36,471	0.94%	7,386,267	28,119	0.76%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,254,268			2,178,378
Other liabilities	634,661			641,335
Total liabilities	10,684,098			10,205,980
Stockholders’ equity	1,881,809			1,755,963
Noncontrolling interest	2,697			1,667
Total liabilities and stockholders' equity	$12,568,604			$11,963,610

Net interest income (2)		$209,111			$195,555
Net interest spread (2)			3.49%			3.49%
Net interest margin (2)			3.81%			3.76%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.5 million  and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

On a consolidated basis, net interest income increased $15.6 million and $13.8 million during the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. Changes in net interest income were primarily related to increases in the net interest earned on mortgage-backed securities and improved stock loan spreads in our broker-dealer segment and net volume and yield changes on the loan portfolio within our banking segment as a result of the increase in year-over-year accretion of discount on loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which related to the banking segment, was $5.9 million and $28.9 million during the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $4.4 million and PCI loans of $1.5 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $30.7 million, partially offset by the recapture of charges on PCI loans of $1.8 million during the three months ended June 30, 2016.  During the six months ended June 30, 2017 and 2016, the consolidated provision for loan losses, substantially all of which related to the banking segment, was $7.6 million and $32.3 million, respectively. The provision for loan losses during the six months ended June 30, 2017 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $6.1 million and PCI loans of $1.5 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $33.2 million, partially offset by the recapture of charges on PCI loans of $0.9 million during the six months ended June 30, 2016. In addition, as previously mentioned, the consolidated provision for loan losses during the three and six months ended June 30, 2016 included a $24.5 million charge-off of a single large loan by the Bank.

Consolidated noninterest income increased $1.3 million and $7.2 million during the three and six months ended June 30, 2017,  respectively, compared with the same periods in 2016. Consolidated noninterest income during the three and six months ended June 30, 2017 included the previously mentioned insurance receivable and related increase to other noninterest income of $15.0 million in our banking segment and the pre-tax net increase to other noninterest income of $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger. The year-over-year changes in noninterest income, other than the previously mentioned non-recurring items, during the three and six months ended June 30, 2017,  compared with the same periods in 2016,  were primarily driven by decreases in noninterest income within each of our operating segments.

Consolidated noninterest expense decreased $1.1 million and $5.8 million during the three and six months ended June 30, 2017,  respectively, compared with the same periods in 2016. The year-over-year decrease in noninterest expense during the three and six months ended June 30, 2017,  compared with the same periods in 2016, primarily included decreases in noninterest expense within our broker-dealer, mortgage origination and insurance segments, partially offset by an increase within our banking segment primarily associated with covered assets.  During the six months ended June 30, 2017, we incurred pre-tax transaction and integration costs related to the SWS Merger of $1.5 million, compared with $7.1 million during the same period in 2016.

Consolidated income tax expense during the three months ended June 30, 2017 and 2016 was $25.8 million and $18.4 million, respectively, reflecting effective tax rates of 29.1% and 36.8%, respectively. During the six months ended June 30, 2017 and 2016, consolidated income tax expense was $40.8 million and $32.9 million, respectively, reflecting effective tax rates of 31.4% and 35.4%,  respectively. The effective tax rates during the three and six months ended June 30, 2017 were lower than the statutory rate primarily due to a nontaxable increase to other noninterest income recorded in the resolution of the SWS matter as previously discussed, as the SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code.  The lower effective tax rates during the three and six months ended June 30, 2016  were primarily due to the recognition of excess tax benefits on share-based payment awards.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended June 30, 2017 and 2016 was $59.8 million and $21.6 million, respectively,  while income before income taxes in our banking segment during the six months ended June 30, 2017 and 2016 was $91.6 million and $52.8 million, respectively. The increases in income before income taxes during the three and six months ended June 30, 2017,  compared with the same periods in 2016, were primarily due to the previously mentioned insurance receivable and related increase to other noninterest income of $15.0 million during the 2017 periods and the $24.5 million charge-off within the provision for loan losses during the 2016 periods. Income before income taxes during the three and six months ended June 30, 2017, compared with the same periods in 2016,  also increased due to an increase in net interest income associated with net volume and yield changes as a result of both the increase in year-over-year accretion of discount on loans and the compression of interest rate margins.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Performance Ratios:
Efficiency ratio (1)	48.96%	52.32%	55.51%	58.44%
Return on average assets	1.63%	0.66%	1.30%	0.82%
Net interest margin (2) (4)	4.80%	4.85%	4.53%	4.78%
Net interest margin (taxable equivalent) (3) (4)	4.81%	4.87%	4.53%	4.81%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(4)

Net interest margin and taxable equivalent net interest margin were 112 basis points and 104 basis points greater due to the impact of purchase accounting during the three months ended June 30, 2017 and 2016, respectively, and 91 basis points and 104 basis points greater due to the impact of purchase accounting during the six months ended June 30, 2017 and 2016, respectively.

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

During the three months ended June 30, 2017, the banking segment’s taxable equivalent net interest margin of 4.81% was 112 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $1.7 million, $20.7 million and $0.8 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.7 million. The banking segment’s taxable equivalent net interest margin during the three months ended June 30, 2016 of 4.87% was 104 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $3.7 million, $12.6 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million.

During the six months ended June 30, 2017, the banking segment’s taxable equivalent net interest margin of 4.53% was 91 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $3.2 million, $30.4 million and $1.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.2 million. The banking segment’s taxable equivalent net interest margin during the six months ended June 30, 2016 of 4.81% was 104 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $7.8 million, $24.0 million and $2.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.7 million.

The FNB Transaction-related accretion of discount on loans of $30.4 million and $24.0 million during the six months ended June 30, 2017 and 2016, respectively, included accretion of approximately $2 million and $6 million, respectively, due to better-than-expected resolution of covered PCI loans during the respective periods. The performance of the covered PCI loan portfolio since 2014, which has exceeded our expectations at the time of acquisition, has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the six months ended June 30, 2017 and 2016 resulted in the reclassification of $23.0 million and $18.4 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,640,067	$90,471	6.37%	$5,264,002	$81,306	6.13%
Subsidiary warehouse lines of credit	1,545,376	14,655	3.75%	1,150,015	11,282	3.88%
Investment securities - taxable	883,414	4,162	1.88%	733,539	3,735	2.04%
Investment securities - non-taxable (2)	124,495	1,179	3.79%	135,749	1,267	3.73%
Federal funds sold and securities purchased under agreements to resell	10,794	27	1.00%	27,114	36	0.54%
Interest-bearing deposits in other financial institutions	284,862	773	1.09%	302,485	426	0.57%
Other	66,127	624	3.78%	49,455	487	3.94%
Interest-earning assets, gross (2)	8,555,135	111,891	5.20%	7,662,359	98,539	5.11%
Allowance for loan losses	(57,738)			(51,004)
Interest-earning assets, net	8,497,397			7,611,355
Noninterest-earning assets	943,310			1,040,375
Total assets	$9,440,707			$8,651,730

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,867,042	$7,220	0.59%	$4,558,852	$4,982	0.44%
Notes payable and other borrowings	914,994	2,073	0.90%	515,004	727	0.56%
Total interest-bearing liabilities (3)	5,782,036	9,293	0.64%	5,073,856	5,709	0.44%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,239,680			2,225,626
Other liabilities	54,498			59,844
Total liabilities	8,076,214			7,359,326
Stockholders’ equity	1,364,493			1,292,404
Total liabilities and stockholders’ equity	$9,440,707			$8,651,730

Net interest income (2)		$102,598			$92,830
Net interest spread (2)			4.55%			4.66%
Net interest margin (2)			4.81%			4.87%

	Six Months Ended June 30,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,559,920	$164,248	5.89%	$5,180,571	$157,687	6.04%
Subsidiary warehouse lines of credit	1,301,375	24,631	3.76%	1,071,328	20,991	3.88%
Investment securities - taxable	822,734	7,707	1.87%	735,553	7,667	2.08%
Investment securities - non-taxable (2)	125,036	2,370	3.79%	139,068	2,568	3.69%
Federal funds sold and securities purchased under agreements to resell	11,486	50	0.88%	23,221	63	0.54%
Interest-bearing deposits in other financial institutions	339,955	1,610	0.95%	316,936	855	0.54%
Other	71,112	1,159	3.26%	51,504	998	3.87%
Interest-earning assets, gross (2)	8,231,618	201,775	4.89%	7,518,181	190,829	5.04%
Allowance for loan losses	(56,642)			(49,821)
Interest-earning assets, net	8,174,976			7,468,360
Noninterest-earning assets	965,116			1,053,622
Total assets	$9,140,092			$8,521,982

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,765,219	$13,657	0.58%	$4,494,259	$9,689	0.43%
Notes payable and other borrowings	735,228	3,024	0.82%	512,534	1,400	0.54%
Total interest-bearing liabilities (3)	5,500,447	16,681	0.61%	5,006,793	11,089	0.44%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,227,775			2,190,428
Other liabilities	55,112			47,401
Total liabilities	7,783,334			7,244,622
Stockholders’ equity	1,356,758			1,277,360
Total liabilities and stockholders’ equity	$9,140,092			$8,521,982

Net interest income (2)		$185,094			$179,740
Net interest spread (2)			4.28%			4.59%
Net interest margin (2)			4.53%			4.81%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.4 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

(3)

Only considers debt of PlainsCapital without the allocation of interest expense on PCC debt of $0.3 million and $0.7 million for the three and six months ended June 30, 2016,  respectively. Interest expense on PCC debt was not allocated to PlainsCapital beginning January 1, 2017.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$5,750	$3,415	$9,165	$11,367	$(4,806)	$6,561
Subsidiary warehouse lines of credit	3,826	(453)	3,373	4,421	(781)	3,640
Investment securities - taxable	761	(334)	427	901	(861)	40
Investment securities - non-taxable (2)	(105)	17	(88)	(257)	59	(198)
Federal funds sold and securities purchased under agreements to resell	(22)	13	(9)	(32)	19	(13)
Interest-bearing deposits in other financial institutions	(25)	372	347	62	693	755
Other	164	(27)	137	377	(216)	161
Total interest income (2)	10,349	3,003	13,352	16,839	(5,893)	10,946

Interest expense
Deposits	$338	$1,900	$2,238	$583	$3,385	$3,968
Notes payable and other borrowings	560	786	1,346	600	1,024	1,624
Total interest expense	898	2,686	3,584	1,183	4,409	5,592

Net interest income (2)	$9,451	$317	$9,768	$15,656	$(10,302)	$5,354

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income increased $9.8 million and $5.4 million during the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income by $3.0 million during the three months ended June 30, 2017, compared with the same period in 2016, primarily due to an increase in accretion of discount on loans of $5.8 million, partially offset by a decrease in yield on a portion of the loan portfolio. Changes in yields earned on interest-earning assets decreased  taxable equivalent net interest income by $5.9 million during the six months ended June 30, 2017,  compared with the same period in 2016,  primarily due to lower yields on a portion of the loan portfolio, partially offset by an increase in accretion of discount on loans of $1.3 million.  These year-over-year increases in accretion of discount on loans were due to better-than-expected resolution of covered PCI loans. However, accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. We experienced interest rate margin compression during the three and six months ended June 30, 2017, which was driven by the rising interest rate environment and the rate floors in effect for a portion of the Bank’s loan portfolio, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates. Absent a decline in interest rates, we believe this interest rate compression will continue until the rise in market interest rates is sufficient to allow our loan portfolio to reprice above applicable rate floors. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $10.3 million and $16.8 million during the three and six months ended June 30, 2017,  respectively, compared with the same periods in 2016. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $2.7 million and $4.4 million during the three and six months ended June 30, 2017,  respectively, compared with the same periods in 2016, due to increases in market interest rates.

The banking segment’s noninterest income was $25.5 million and $13.3 million during the three months ended June 30, 2017 and 2016, respectively, and $37.9 million and $26.3 million during the six months ended June 30, 2017 and 2016, respectively. The increase in noninterest income during the three months ended June 30, 2017, compared to the same period in 2016, primarily included the previously mentioned insurance receivable and related increase in other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery related to a single, large loan previously charged off by the Bank.  The changes in noninterest income, other than the previously mentioned insurance receivable, for the three and six months ended June 30, 2017 compared to the same periods in 2016, were primarily driven by year-over-year decreases in exchange fee income due to the impact of the Durbin amendment, which became applicable to the Bank on July 1, 2016, and intercompany financing charges.

The banking segment’s noninterest expenses were $62.5 million and $55.1 million during the three months ended June 30, 2017 and 2016, respectively, and $123.3 million and $119.5 million during the six months ended June 30, 2017 and 2016, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The change in noninterest expenses during the three months ended June 30, 2017, compared to the same period in 2016, included increases in net expenses associated with covered assets of $3.4 million, repossession and foreclosure expenses of $2.8 million,  as well as legal expenses associated with its efforts to recover losses arising from the $24.5 million loan that was charged off during the second quarter of 2016, partially offset by decreases in expenses associated with organizational changes.  The change in noninterest expenses during the six months ended June 30, 2017, compared to the same period in 2016, included increases in employees’ compensation and benefits of $3.3 million primarily due to increased headcount and related benefit costs, net expenses associated with covered assets of $6.0 million, repossession and foreclosure expenses of $3.0 million, as well as legal expenses associated with the Bank’s previously mentioned efforts, partially offset by a year-over-year decrease of $7.9 million associated with a downward valuation adjustment on a significant covered OREO property recorded during the first quarter of 2016, as well as decreases in occupancy expenses associated with closed branches and expenses associated with organizational changes.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment was $15.8 million and $25.3 million during the three and six months ended June 30, 2017, respectively, and $18.3 million and $22.1 million during the three and six months ended June 30, 2016, respectively.  The changes in income before income taxes during the three and six months ended June 30, 2017, compared with the same periods in 2016, were primarily the result of decreases in pre-tax integration-related costs of $0.8 million and $4.8 million, respectively, increases in the federal funds rate during the first and second quarters of 2017, which led to increases of $2.5 million and $5.1 million, respectively, in fees earned on money market and FDIC insured bank deposits, and decreases of $4.5 million and $6.3 million, respectively, in investment banking and advisory fees primarily earned on the underwriting of municipal bond transactions and the secondary trading of these and other municipal securities.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances and other borrowings.

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net interest income:
Securities lending	$2,116	$1,410	$706	$3,829	$3,012	$817
Other	8,233	6,030	2,203	15,008	11,479	3,529
Total net interest income	10,349	7,440	2,909	18,837	14,491	4,346
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	10,259	14,731	(4,472)	21,658	28,581	(6,923)
Retail	19,730	18,468	1,262	39,317	36,219	3,098
Clearing	8,595	7,238	1,357	17,110	13,753	3,357
Other	1,015	919	96	2,337	2,003	334
	39,599	41,356	(1,757)	80,422	80,556	(134)
Investment banking and advisory fees by business line:
Public finance	19,816	22,573	(2,757)	36,688	40,128	(3,440)
Capital markets	207	1,948	(1,741)	507	3,318	(2,811)
Retail	4,102	3,641	461	7,847	7,227	620
Structured finance	1,119	1,167	(48)	2,142	2,471	(329)
Clearing	291	24	267	552	31	521
Other	2	1	1	3	(2)	5
	25,537	29,354	(3,817)	47,739	53,173	(5,434)
Other:
Structured finance	20,701	23,575	(2,874)	34,466	36,504	(2,038)
Capital markets	6,625	8,413	(1,788)	11,697	13,255	(1,558)
Other	348	202	146	1,038	294	744
	27,674	32,190	(4,516)	47,201	50,053	(2,852)
Total noninterest income	92,810	102,900	(10,090)	175,362	183,782	(8,420)
Noninterest expense (2):
Compensation and benefits expenses	62,840	63,976	(1,136)	120,080	121,792	(1,712)
Other	24,509	28,067	(3,558)	48,794	54,419	(5,625)
Total noninterest expense	87,349	92,043	(4,694)	168,874	176,211	(7,337)

Income before income taxes	$15,810	$18,297	$(2,487)	$25,325	$22,062	$3,263

(1)

Securities commissions and fees includes income of $1.8 million and $0.9 million during the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and $1.8 million during the six months ended June 30, 2017 and 2016, respectively, that is eliminated in consolidation.

(2)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

The broker-dealer segment had net interest income of $10.3 million and $7.4 million during the three months ended June 30, 2017 and 2016, respectively, and $18.8 million and $14.5 million during the six months ended June 30, 2017 and 2016, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increases between the three and six months ended June 30, 2017 and comparable periods in 2016 were primarily due to increases in the net interest earned on mortgage-backed securities and improved stock loan spreads.

Noninterest income was $92.8 million and $102.9 million during the three months ended June 30, 2017 and 2016, respectively, and $175.4 million and $183.8 million during the six months ended June 30, 2017 and 2016, respectively. The changes in noninterest income between the three and six months ended June 30, 2017 and comparable periods in 2016 were primarily due to decreases of $1.8 million and $0.1 million, respectively, in securities commissions and fees, decreases of $3.8 million and $5.4 million, respectively, in investment banking and advisory fees, and decreases of $4.5 million and $2.8 million, respectively in other noninterest income.

Securities commissions and fees decreased $1.8 million and $0.1 million during the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. The decreases were primarily attributable to a reduction in securities commissions and fees earned in the capital markets business on the sale of municipal and mortgaged back security products. The respective year-over-year decreases in securities commissions and fees were partially offset by fees earned on insurance product sales, money markets and FDIC insured bank deposits by the clearing and retail businesses, resulting from the 27- and 24- basis point increases in the federal funds rate during the first and second quarters, respectively.

Investment banking and advisory fees decreased $3.8 million and $5.4 million during the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to reductions in the number and the aggregate dollar amount of municipal bond transactions and the municipal finance and underwriting fees associated with those and other taxable transactions.

Other noninterest income decreases during the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, were primarily due to decreases of $4.7 million and $3.6 million, respectively, in income earned from trading gains associated with the structured finance and capital markets businesses, partially offset by increases of $0.1 million and $0.8 million, respectively, in the value of broker-dealer segment investments held at corporate, including investments held in the broker-dealer segment’s deferred compensation plan.

Noninterest expenses were $87.3 million and $92.0 million during the three months ended June 30, 2017 and 2016, respectively, and $168.9 million and $176.2 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in noninterest expenses of $4.7 million during the three months ended June 30, 2017, compared to the same period in 2016, was primarily due to a decrease in legal expenses associated with settled litigation and decreases of $1.1 million in compensation and benefits expenses and $1.0 million in professional services, which were both in part a product of the integration and merger of FSC and Hilltop Securities. The decrease in noninterest expenses of $7.3 million during the six months ended June 30, 2017, compared to the same period in 2016, was primarily due to a decrease in pre-tax integration-related costs of $4.8 million, a decrease in legal expenses associated with settled litigation and a decrease of $1.7 million in compensation and benefits expenses, in part a product of the integration and merger of FSC and Hilltop Securities and in part due to the decrease in the variable compensation and benefits expense components that are based on each business lines’ performance. During the three months ended June 30, 2016, the broker-dealer segment incurred pre-tax integration-related costs totaling $0.8 million resulting from employee expenses and professional fees of $0.4 million and $0.4 million, respectively. During the six months ended June 30, 2016, the broker-dealer segment incurred pre-tax integration-related costs totaling $4.8 million resulting from employee expenses, professional fees and contractual expenses of $2.1 million, $2.6 million, and $0.1 million, respectively.

Effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. The integration is substantially complete and Hilltop Securities does not expect to incur any additional integration costs in relation to the SWS Merger.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Compensation as a % of net revenue	60.9%	58.0%	61.8%	61.4%
FDIC insured program balances at PlainsCapital Bank (end of period)			$1,301,043	$850,126
Other FDIC insured program balances (end of period)			$1,099,965	$1,408,144
Customer margin balances (end of period)			$338,514	$364,607
Customer funds on deposit, including short credits (end of period)			$394,335	$356,071

Public finance:
Number of issues	460	527	792	911
Aggregate amount of offerings	$19,299,334	$20,932,716	$39,837,764	$42,986,679

Capital markets:
Total volumes	$20,573,899	$23,782,437	$34,441,862	$42,952,969
Net inventory (end of period)			$311,395	$110,676

Retail:
Retail employee representatives (end of period)			123	117
Independent registered representatives (end of period)			224	232

Structured finance:
Lock production/TBA volume	$1,790,385	$1,808,637	$3,460,487	$2,872,705

Clearing:
Total tickets (1)	315,646	424,896	664,785	960,052
Correspondents (end of period)			170	178

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$1,459,990	$2,105,818
Interest-bearing liabilities - stock loaned (end of period)			$1,312,985	$2,009,065

(1)

Effective May 2016, a single correspondent began compressing multiple executions when delivering trades for processing, resulting in a decrease in year-over-year ticket count for the Broker-Dealer’s clearing business line. This modification did not significantly impact the correspondent’s clearing revenues.

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment was $19.3 million and $28.1 million during the three months ended June 30, 2017 and 2016, respectively, and $29.2 million and $37.2 million during the six months ended June 30, 2017 and 2016, respectively.  The decreases in income before income taxes for both periods were primarily due to decreases in noninterest income, partially offset by decreases in noninterest expense and net interest expense. Net interest income of $1.0 million and net interest expense of $2.3 million during the three months ended June 30, 2017 and 2016, respectively, and net interest expense of $0.9 million and $4.9 million during the six months ended June 30, 2017 and 2016, respectively, was primarily comprised of interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale. The year-over-year improvement in net interest income (expense) included the effects of increased average hold periods and improved net yields on mortgage loans held for sale.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. During 2016, PrimeLending’s refinancing volume was $4.2 billion, representing 27.1% of total loan origination volume. Due to increases in mortgage interest rates since the fourth quarter of 2016, PrimeLending’s refinancing volume and its refinancing volume as a percentage of total loan origination volume decreased in the first half of 2017 compared to the first half of 2016, and we anticipate that this year-over-year trend will continue for the remainder of 2017. We do not anticipate that these recent increases in mortgage interest rates will significantly impact Prime Lending’s home purchases volume during the remainder of 2017, as changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its joint venture channel. For the six months ended June 30, 2017, joint venture funded volume was less than 5% of the mortgage origination segments total loan volume. Currently, PrimeLending owns a 51% membership interest in two joint ventures. We do not expect the joint venture channel to produce more than 5% of the total loan volume through the remainder of 2017. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2017	Total	2016	Total	2017	Total	2016	Total
Mortgage Loan Originations - units	17,594		18,167		29,986		31,111

Mortgage Loan Originations - volume	$4,058,084		$4,150,464		$6,882,415		$7,079,579

Mortgage Loan Originations:
Conventional	$2,442,701	60.19%	$2,592,546	62.46%	$4,165,784	60.53%	$4,428,250	62.55%
Government	1,001,799	24.69%	1,034,720	24.93%	1,676,450	24.36%	1,721,285	24.31%
Jumbo	378,454	9.33%	348,872	8.41%	654,088	9.50%	615,394	8.69%
Other	235,130	5.79%	174,326	4.20%	386,093	5.61%	314,650	4.45%
	$4,058,084	100.00%	$4,150,464	100.00%	$6,882,415	100.00%	$7,079,579	100.00%

Home purchases	$3,502,128	86.30%	$3,261,386	78.58%	$5,771,266	83.86%	$5,312,210	75.04%
Refinancings	555,956	13.70%	889,078	21.42%	1,111,149	16.14%	1,767,369	24.96%
	$4,058,084	100.00%	$4,150,464	100.00%	$6,882,415	100.00%	$7,079,579	100.00%

Texas	$889,017	21.91%	$869,415	20.95%	$1,511,576	21.96%	$1,531,907	21.64%
California	482,466	11.89%	549,771	13.25%	843,550	12.26%	995,985	14.07%
Florida	239,769	5.91%	213,776	5.15%	414,947	6.03%	364,997	5.16%
Ohio	196,187	4.83%	186,464	4.49%	311,212	4.52%	300,783	4.25%
Arizona	156,183	3.85%	147,768	3.56%	272,682	3.96%	246,970	3.49%
South Carolina	126,815	3.12%	126,691	3.05%	226,829	3.30%	208,500	2.95%
North Carolina	137,481	3.39%	153,613	3.70%	225,275	3.27%	250,322	3.54%
Missouri	141,237	3.48%	125,317	3.02%	217,544	3.16%	211,445	2.99%
Maryland	126,549	3.12%	140,796	3.39%	209,569	3.04%	229,027	3.24%
Washington	119,411	2.94%	142,919	3.44%	204,808	2.98%	246,622	3.48%
All other states	1,442,969	35.56%	1,493,934	36.00%	2,444,423	35.52%	2,493,021	35.19%
	$4,058,084	100.00%	$4,150,464	100.00%	$6,882,415	100.00%	$7,079,579	100.00%

Mortgage Loan Sales - volume	$3,385,260		$3,964,190		$6,660,427		$7,081,795

Refinancing volume decreased to $556.0 million during the three months ended June 30, 2017 from $889.1 million during the three months ended June 30, 2016 (representing 13.7% and 21.4%, respectively, of total loan origination volume), while refinancing volume decreased to $1.1 billion during the six months ended June 30, 2017 from $1.8 billion during the six months ended June 30, 2016 (representing  16.1% and 25.0%, respectively, of total loan origination volume). Home purchases volume increased 7.4% to $3.5 billion during the three months ended June 30, 2017 from $3.3 billion during the three months ended June 30, 2016, while home purchases volume increased 8.6% to $5.8 billion during the six months ended June 30, 2017 from $5.3 billion during the six months ended June 30, 2016.

The mortgage origination segment’s total loan origination volume during the three and six months ended June 30, 2017 decreased 2.2% and 2.8%, respectively, compared to the same periods in 2016, while income before income taxes during the three and six months ended June 30, 2017 decreased 31.4% and 21.5%, respectively, compared to the same periods in 2016. The decrease in income before taxes during the three months ended June 30, 2017 was primarily due to a decrease in net gains from sale of loans in addition to an increase in segment operating costs. These changes were partially offset by an increase in the change in net fair value of interest rate lock commitments and loans held for sale, a decrease in compensation that varies with the volume of mortgage loan originations (“variable compensation”) and a decrease in net interest expense. The decrease in income before taxes during the six months ended June 30, 2017 was primarily due to a decrease in net gains from sale of loans, in addition to an increase in segment operating costs. These changes were partially offset by a decrease in variable compensation, a decrease in net interest expense, a decrease in lender paid closing costs, and an increase in the change in net fair value and related derivative activity of the MSR asset.

Noninterest income was $179.6 million and $192.9 million during the three months ended June 30, 2017 and 2016, respectively, and $323.3 million and $339.2 million during the six months ended June 30, 2017 and 2016, respectively, and was comprised of the following (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net gains from sale of loans	$122,484	$150,014	$(27,530)	$242,123	$265,248	$(23,125)
Mortgage loan origination fees	25,976	25,797	179	45,532	44,610	922
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	27,979	12,637	15,342	24,529	21,495	3,034
Mortgage servicing rights asset	(1,785)	(1,315)	(470)	(428)	(3,802)	3,374
Servicing fees	4,983	5,748	(765)	11,519	11,668	(149)
	$179,637	$192,881	$(13,244)	$323,275	$339,219	$(15,944)

Net gains from sale of loans decreased 18.4% and 8.7% during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Mortgage loan origination fees increased 0.7% and 2.1% during the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. The decreases in net gains from sale of loans during the three and six months ended June 30, 2017 were primarily a result of decrease in total loan sales volume of 14.6% and 6.0% during the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, in addition to a slight decrease in average loan sales margin during the same periods. Increases in mortgage loan origination fees resulting from increases in average mortgage loan origination fees during the three and six months ended June 30, 2017, compared with the same periods in 2016, were almost entirely offset by decreases in total loan origination volume during the same periods.

Noninterest income included increases of $28.0 million and $24.5 million during the three and six months ended June 30, 2017, respectively, compared with increases of $12.6 million and $21.5 million during the same periods in 2016, in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increases during the three and six months ended June 30, 2017 were primarily the result of increases in the average volume and value of individual IRLCs and mortgage loans. The increases during the three and six months ended June 30, 2016 were primarily a result of increases in the volume of IRLCs and mortgage loans held during this period, partially offset by decreases in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended June 30, 2017, the mortgage origination segment retained servicing on approximately 5% of loans sold, compared to 25% during the same period in 2016. During the six months ended June 30, 2017, the mortgage origination segment retained servicing on approximately 4% of loans sold, compared to 16% during the same period in 2016. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $44.8 million on $4.0 billion of serviced loan volume at June 30, 2017, compared with a value of $63.3 million on $5.6 billion of serviced loan volume at December 31, 2016. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including various combinations of interest rate swaps, swaptions, forward commitments to sell mortgage-backed securities, and U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $1.8 million and $0.4 million during the three and six months ended June 30, 2017, respectively, compared to net losses of $1.3 million and $3.8 million during the three and six months ended June 30, 2016, respectively. Additionally, net servicing income was $1.6 million and $4.8 million during the three and six months ended June 30, 2017, respectively, compared with $2.5 million and $4.9 million, respectively, during the same periods in 2016.  In March 2017 and May 2016, the mortgage origination segment sold MSR assets of $17.5 million and $7.6 million,  respectively, which represented $1.7 billion and $917.4 million, respectively, of its serviced loan volume at the time.

Noninterest expenses were $161.4 million and $162.5 million during the three months ended June 30, 2017 and 2016, respectively, and $293.2 million and $297.2 million during the six months ended June 30, 2017 and 2016, respectively, and were comprised of the following (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Variable compensation	$71,877	$74,604	$(2,727)	$118,783	$126,293	$(7,510)
Segment operating costs	78,624	75,222	3,402	155,247	147,213	8,034
Lender paid closing costs	7,521	9,416	(1,895)	12,500	16,915	(4,415)
Servicing expense	3,347	3,246	101	6,677	6,739	(62)
	$161,369	$162,488	$(1,119)	$293,207	$297,160	$(3,953)

Employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Variable compensation decreased $2.7 million and $7.5 million during the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, and comprised 62.2% and 64.0% of total employees’ compensation and benefits expenses during the three months ended June 30, 2017 and 2016, respectively, and 57.7% and 61.0% of total employees’ compensation and benefits expenses during the six months ended June 30, 2017 and 2016, respectively.  Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 2.2% and 2.8% for the three and six months ended June 30, 2017,  respectively, compared to the same periods in 2016, the mortgage origination segment’s operating costs increased 4.5% and 5.5%, respectively. The changes in segment operating costs during the three months ended June 30, 2017, compared to the same period in 2016, were primarily due to net increases in the indemnification liability reserve related to loans sold in prior years and occupancy expenses primarily due to an increase in retail branches. The change in segment operating expenses during the six months ended June 30, 2017, compared to the same period in 2016, was primarily due to an increase in non-variable salaries, as well as increases in the indemnification liability reserve and occupancy expense previously discussed.  The increase in non-variable salaries and benefits was primarily the result of an increase in headcount related to loan processing functions. The increase in loan processing headcount was initiated during the second quarter of 2016, primarily to address growth in loan origination volume. This additional headcount has remained in place through the second quarter of 2017 to support anticipated 2017 loan origination volumes. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

In exchange for a higher interest rate, customers may opt to have PrimeLending pay certain costs associated with the origination of their mortgage loans (“lender paid closing costs”). Fluctuations in lender paid closing costs are not always aligned with fluctuations in loan origination volume. Other loan pricing conditions, including the mortgage loan interest rate, loan origination fees paid by the customer, and a customer’s willingness to pay closing costs, may influence fluctuations in lender paid closing costs.

Between January 1, 2008 and June 30, 2017, the mortgage origination segment sold mortgage loans totaling $93.7 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2008, it does not anticipate experiencing significant losses in the future on loans originated prior to 2008 as a result of investor claims under these provisions of its sales contracts.

When an agency, investor, or other party claim for indemnification of a loan sold is made, the mortgage origination segment evaluates the claim and determines if the claim can be satisfied through additional documentation or other deliverables. If the claim is valid and cannot be satisfied in that manner, the mortgage origination segment negotiates with the claimant to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the claimant for losses incurred on the loan.

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2008 and June 30, 2017 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$199,906	0.21%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	232,747	0.25%	15,908	0.02%
	$432,653	0.46%	$15,908	0.02%

(1)	Losses incurred include refunded purchased servicing rights.

At June 30, 2017 and December 31, 2016, the mortgage origination segment’s indemnification liability reserve totaled $22.4 million and $18.2 million, respectively. The related provision for indemnification losses was $1.1 million and $1.2 million during the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $2.1 million during the six months ended June 30, 2017 and 2016, respectively.

Insurance Segment

Losses before income taxes in our insurance segment were $10.4 million and $9.6 million during the three months ended June 30, 2017 and 2016,  respectively, and $8.6 million and $3.4 million during the six months ended June 30, 2017 and 2016, respectively. The year-over-year increase in losses before income taxes during the six months ended June 30, 2017, compared with the same period in 2016, was driven primarily by the decline in net insurance premiums earned.

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

The insurance segment’s operations resulted in combined ratios of  131.8% and 130.0% during the three months ended June 30, 2017 and 2016, respectively, and  115.1% and 108.9% during the six months ended June 30, 2017 and 2016,  respectively. The increase in the combined ratio during the three months ended June 30, 2017, compared with the same period in 2016, included an increase in the underwriting expense ratio driven by the reduction in premiums earned, partially offset by a decrease in the loss and LAE ratio.  The increase in the combined ratio during the six months ended June 30, 2017, compared with the same period in 2016, included an increase in the underwriting expense ratio as previously discussed, as well as a slight increase in the loss and LAE ratio that was primarily driven by premiums earned decreasing at a higher rate than loss and LAE expense. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $38.4 million and $41.4 million during the three months ended June 30, 2017 and 2016, respectively, included net insurance premiums earned of $36.0 million and $38.7 million, respectively,  while noninterest income of $76.7 million and $83.2 million during the six months ended June 30, 2017 and 2016, respectively, included net insurance premiums earned of $72.2 million and $78.5 million, respectively. The year-over-year decrease in net insurance premiums earned was primarily due to the effect of the decrease in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Direct Insurance Premiums Written:
Homeowners	$15,259	$18,240	$(2,981)	$29,158	$34,234	$(5,076)
Fire	11,686	13,030	(1,344)	22,636	24,936	(2,300)
Mobile Home	10,018	10,486	(468)	20,164	20,781	(617)
Commercial	781	868	(87)	1,553	1,712	(159)
Other	48	51	(3)	77	91	(14)
	$37,792	$42,675	$(4,883)	$73,588	$81,754	$(8,166)

The total direct insurance premiums written for our three largest insurance product lines decreased by $4.8 million and $8.0  million during the three and six months ended June 30, 2017,  respectively, compared with the same periods in 2016, due primarily to the effects of competitive pressures in our Texas market.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net Insurance Premiums Earned:
Homeowners	$14,559	$16,590	$(2,031)	$28,592	$32,853	$(4,261)
Fire	11,142	11,824	(682)	22,197	23,929	(1,732)
Mobile Home	9,529	9,475	54	19,773	19,942	(169)
Commercial	743	785	(42)	1,522	1,643	(121)
Other	47	47	—	76	87	(11)
	$36,020	$38,721	$(2,701)	$72,160	$78,454	$(6,294)

Net insurance premiums earned during the three and six months ended June 30, 2017 decreased compared to the same periods in 2016, primarily due to the decrease in net premiums written noted above.

Noninterest expenses of $49.4 million and $51.7 million during the three months ended June 30, 2017 and 2016, respectively, and $86.4 million and $88.1 million during the six months ended June 30, 2017 and 2016, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended June 30, 2017 was $33.2 million, compared with $37.2 million during the same period in 2016, resulting in loss and LAE ratios of  92.1% and 96.1%, respectively. Loss and LAE during the six months ended June 30, 2017 was $54.9 million, compared with $59.2 million during the same period in 2016, resulting in loss and LAE ratios of 76.1% and 75.4%,  respectively. The decrease in the loss and LAE ratio during the three months ended June 30, 2017, compared to the same period in 2016,  was primarily driven by premiums earned decreasing by 7.0%, compared to a 10.8% decline in loss and LAE expense. The increase in the loss and LAE ratio during the six months ended June 30, 2017, compared to the same period in 2016, was primarily driven by premiums earned decreasing by 8.0%, compared to a 7.2% decline in loss and LAE expense.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Amortization of deferred policy acquisition costs	$9,531	$9,687	$(156)	$18,627	$19,880	$(1,253)
Other underwriting expenses	5,792	4,394	1,398	11,468	8,174	3,294
Total	15,323	14,081	1,242	30,095	28,054	2,041
Agency expenses	(1,039)	(970)	(69)	(1,925)	(1,764)	(161)
Total less agency expenses	$14,284	$13,111	$1,173	$28,170	$26,290	$1,880
Net insurance premiums earned	$36,020	$38,721	$(2,701)	$72,160	$78,454	$(6,294)
Expense ratio	39.7%	33.9%	5.8%	39.0%	33.5%	5.5%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned was $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively.  Investment and interest income during the six months ended June 30, 2016 included $0.2 million of intercompany interest earned on note receivables held with Securities Holdings that were paid off in January 2016 and March 2016, respectively.

As a result of previously disclosed strategic leadership and organizational changes, certain interest expenses, headcount and related noninterest expenses of PCC, which were previously allocated to the banking and mortgage origination segments, are included within corporate effective January 1, 2017.

Interest expense was $2.4 million and $1.9 million during the three months ended June 30, 2017 and 2016, respectively, and $5.0 million and $3.8 million during the six months ended June 30, 2017 and 2016, respectively, and was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). In addition, interest expense during the three and six months ended June 30, 2017 of $0.8 million and $1.5 million, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”) was included within corporate as a result of the organizational changes noted above. During the three and six months ended June 30, 2016, interest expense on the Debentures of $0.7 million and $1.3 million was reported within our operating segments.

Noninterest income of $12.6 million during both the three and six months ended June 30, 2017 was primarily comprised of the previously mentioned pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger. Noninterest income during the three and six months ended June 30, 2016 was nominal.

Noninterest expenses of $6.3 million and $6.5 million during the three months ended June 30, 2017 and 2016, respectively, and $15.7 million and $12.3 million during the six months ended June 30, 2017 and 2016, respectively were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the six months ended June 30, 2017, compared with the same period in 2016,  the change in noninterest expenses primarily included increases associated with the organizational changes noted above related to employees’ compensation and benefits costs of $1.6 million, professional fees of $2.3 million, and occupancy and equipment expenses of $1.6 million, partially offset by a decrease of $0.8 million in transaction-related costs directly attributable to the SWS Merger. Specifically, during the six months ended June 30, 2017, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $1.5 million, compared with $2.3 million during the six months ended June 30, 2016.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2017 as compared with December 31, 2016.

Securities Portfolio

At June 30, 2017, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2017	2016
Trading securities, at fair value
U.S. Treasury securities	$1,874	$5,940
U.S. government agencies:
Bonds	32,944	36,303
Residential mortgage-backed securities	233,443	2,539
Commercial mortgage-backed securities	9,739	15,171
Collateralized mortgage obligations	1,668	5,607
Corporate debt securities	75,240	60,699
States and political subdivisions	98,619	89,946
Unit investment trusts	8,920	41,409
Private-label securitized product	4,843	4,292
Other	4,195	3,628
	471,485	265,534
Securities available for sale, at fair value
U.S. Treasury securities	31,871	31,801
U.S. government agencies:
Bonds	91,812	122,652
Residential mortgage-backed securities	240,446	133,138
Commercial mortgage-backed securities	12,199	8,715
Collateralized mortgage obligations	210,115	114,702
Corporate debt securities	78,074	79,129
States and political subdivisions	77,679	87,515
Commercial mortgage-backed securities	507	515
Equity securities	20,503	19,840
	763,206	598,007
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	40,514	40,513
Residential mortgage-backed securities	18,009	19,606
Commercial mortgage-backed securities	57,867	31,767
Collateralized mortgage obligations	194,664	217,954
States and political subdivisions	48,793	41,991
	359,847	351,831
Total securities portfolio	$1,594,538	$1,215,372

We had a  net unrealized gain of $2.0 million at June 30, 2017, compared with a net unrealized loss of $0.2 million at December 31, 2016, related to the available for sale investment portfolio, and net unrealized losses associated with the securities held to maturity portfolio of $4.0 million and $6.7 million at June 30, 2017 and December 31, 2016, respectively.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2017, the banking segment’s securities portfolio of $997.3 million was comprised of trading securities of $10.2 million, available for sale securities of $627.3 million and held to maturity securities of $359.8 million.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $461.3 million at June 30, 2017. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $149.9 million at June 30, 2017. The Hilltop Broker-Dealers continue to evaluate market opportunities and from time to time will hold residential mortgage-backed securities in firm inventory which is sold to institutional clients and other counterparties.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. The insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At June 30, 2017, the insurance segment’s securities portfolio was comprised of $135.9 million in available for sale securities and $5.5 million of other investments included in other assets within the consolidated balance sheet.

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

	Loans, excluding	PCI	Total
June 30, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,743,185	$7,120	$1,750,305
Real estate	2,934,521	34,678	2,969,199
Construction and land development	860,749	2,333	863,082
Consumer	42,552	214	42,766
Broker-dealer	492,859	—	492,859
Non-covered loans, gross	6,073,866	44,345	6,118,211
Allowance for loan losses	(56,218)	(2,990)	(59,208)
Non-covered loans, net of allowance	$6,017,648	$41,355	$6,059,003

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,687,781	$8,672	$1,696,453
Real estate	2,777,768	38,999	2,816,767
Construction and land development	783,383	3,467	786,850
Consumer	41,058	294	41,352
Broker-dealer	502,077	—	502,077
Non-covered loans, gross	5,792,067	51,432	5,843,499
Allowance for loan losses	(51,089)	(3,097)	(54,186)
Non-covered loans, net of allowance	$5,740,978	$48,335	$5,789,313

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $7.4 billion and $6.9 billion at June 30, 2017 and December 31, 2016, respectively. The banking segment’s non-covered loan portfolio includes a warehouse line of credit extended to PrimeLending, of which $1.8 billion and $1.6 billion was drawn at June 30, 2017 and December 31, 2016, respectively. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At June 30, 2017, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 35.8%, 12.7% and 14.1%, respectively, of the banking segment’s total non-covered loans at June 30, 2017. The banking segment’s non-covered loan concentrations were within regulatory guidelines at June 30, 2017.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $492.4 million and $501.9 million at June 30, 2017 and December 31, 2016,  respectively. This decrease was primarily attributable to a  decrease of $16.3 million in receivables from correspondents, partially offset by an increase of $5.7 million in borrowings in margin accounts.

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

	June 30,	December 31,
	2017	2016
Loans held for sale:
Unpaid principal balance	$1,854,581	$1,706,383
Fair value adjustment	73,208	42,115
	$1,927,789	$1,748,498
IRLCs:
Unpaid principal balance	$1,506,302	$944,550
Fair value adjustment	33,945	23,269
	$1,540,247	$967,819

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2017 and December 31, 2016 were $2.6 billion and $2.1 billion, respectively, while the related estimated fair values were $7.3 million and $8.5 million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of June 30, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank has recorded, and expects that it will continue to record, amortization associated with its FDIC Indemnification Asset. As of June 30, 2017, the Bank had billed $179.6 million of covered net losses to the FDIC, of which 80%, or $143.7 million, were reimbursable under the loss-share agreements. As of June 30, 2017, the Bank had received aggregate reimbursements of $143.7 million from the FDIC. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $15.9 million at June 30, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank will be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
June 30, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,068	$581	$1,649
Real estate	103,285	96,560	199,845
Construction and land development	3,288	2,454	5,742
Covered loans, gross	107,641	99,595	207,236
Allowance for loan losses	(38)	(1,321)	(1,359)
Covered loans, net of allowance	$107,603	$98,274	$205,877

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,185	$1,512	$2,697
Real estate	117,431	127,038	244,469
Construction and land development	3,757	5,204	8,961
Covered loans, gross	122,373	133,754	256,127
Allowance for loan losses	(69)	(344)	(413)
Covered loans, net of allowance	$122,304	$133,410	$255,714

At June 30, 2017,  the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 74.7% and 21.7%, respectively, of the banking segment’s total covered loans at June 30, 2017. The banking segment’s covered loan concentrations were within regulatory guidelines at June 30, 2017.

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

It is management’s responsibility to, at the end of each quarter, or more frequently as deemed necessary, analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof, is uncollectible, the loan, or portion thereof, is charged-off against the allowance for loan losses, or for acquired loans accounted for in pools, charged against the pool discount. Recoveries on charge-offs of loans acquired in the Bank Transactions that occurred prior to their acquisition represent contractual cash flows not expected to be collected and are recorded as accretion income. Recoveries on acquired loans charged-off subsequent to their acquisition are credited to the allowance for loan loss, except for recoveries on loans accounted for in pools, which are credited to the pool discount.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily attributable to the banking segment, was $5.9 million and $28.9 million during the three months ended June 30, 2017 and 2016, respectively, and $7.6 million and $32.3 million during the six months ended June 30, 2017 and 2016, respectively.  The significant decreases in the provision for losses during the three and six months ended June 30, 2017, compared with the same periods in 2016, was primarily the result of the previously mentioned $24.5 million charge-off of a single large loan during the second quarter of 2016.

The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at June 30, 2017, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-Covered Portfolio	2017	2016	2017	2016
Balance, beginning of period	$55,157	$48,450	$54,186	$45,415
Provisions charged to operations	4,893	28,693	6,102	32,378
Recoveries of non-covered loans previously charged off:
Commercial and industrial	620	481	1,060	1,138
Real estate	61	112	97	169
Construction and land development	—	—	—	—
Consumer	22	44	40	84
Broker-dealer	—	—	—	—
Total recoveries	703	637	1,197	1,391
Non-covered loans charged off:
Commercial and industrial	1,200	25,433	1,805	26,783
Real estate	218	1,298	300	1,298
Construction and land development	—	—	11	—
Consumer	127	37	161	89
Broker-dealer	—	(1)	—	1
Total charge-offs	1,545	26,767	2,277	28,171
Net charge-offs	(842)	(26,130)	(1,080)	(26,780)
Balance, end of period	$59,208	$51,013	$59,208	$51,013
Non-covered allowance for loan losses as a percentage of gross non-covered loans			0.97%	0.93%

	Three Months Ended June 30,		Six Months Ended June 30,
Covered Portfolio	2017	2016	2017	2016
Balance, beginning of period	$753	$1,217	$413	$1,532
Provisions charged to (recapture from) operations	960	183	1,456	(95)
Recoveries of covered loans previously charged off:
Commercial and industrial	3	—	6	—
Real estate	1	10	5	17
Construction and land development	4	101	6	101
Total recoveries	8	111	17	118
Covered loans charged off:
Commercial and industrial	—	—	6	6
Real estate	362	26	521	42
Construction and land development	—	30	—	52
Total charge-offs	362	56	527	100
Net recoveries (charge-offs)	(354)	55	(510)	18
Balance, end of period	$1,359	$1,455	$1,359	$1,455
Covered allowance for loan losses as a percentage of gross covered loans			0.66%	0.45%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	June 30, 2017		December 31, 2016
		% of		% of
		Gross		Gross
		Non-		Non-
		Covered		Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$21,834	28.61%	$21,369	29.03%
Real estate (including construction and land development)	36,379	62.64%	32,238	61.67%
Consumer	524	0.70%	424	0.71%
Broker-dealer	471	8.05%	155	8.59%
Total	$59,208	100.00%	$54,186	100.00%

	June 30, 2017		December 31, 2016
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$47	0.80%	$35	1.05%
Real estate (including construction and land development)	1,312	99.20%	378	98.95%
Total	$1,359	100.00%	$413	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had eight credit relationships totaling $16.6 million of potential problem loans at June 30, 2017, compared with four credit relationships totaling $3.8 million of non-covered potential problem loans at December 31, 2016. Within our covered loan portfolio, we had one credit relationship totaling $0.4 million of potential problem loans at June 30, 2017, compared with one credit relationship totaling $0.5 million of potential problem loans at December 31, 2016.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2017	2016
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$13,818	$9,515
Real estate	14,877	13,932
Construction and land development	632	755
Consumer	208	244
Broker-dealer	—	—
	$29,535	$24,446

Non-covered non-performing loans as a percentage of total non-covered loans	0.36%	0.32%

Non-covered other real estate owned	$4,591	$4,507

Other repossessed assets	$723	$1,117

Non-covered non-performing assets	$34,849	$30,070

Non-covered non-performing assets as a percentage of total assets	0.26%	0.24%

Non-covered loans past due 90 days or more and still accruing	$48,757	$47,486

Troubled debt restructurings included in accruing non-covered loans	$1,170	$1,196

At June 30, 2017, total non-covered non-performing assets increased $4.7 million to $34.8 million, compared with $30.1 million at December 31, 2016. Non-covered non-performing loans totaled $29.5 million at June 30, 2017 and $24.4 million at December 31, 2016. At June 30, 2017, non-covered non-accrual loans included 21 commercial and industrial relationships with loans of $13.8 million secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-covered non-accrual loans at June 30, 2017 also included $14.9 million characterized as real estate loans, including six commercial real estate loan relationships of $11.6 million and $3.3 million in loans secured by residential real estate,  $1.2 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million. At December 31, 2016, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $9.5 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at December 31, 2016 also included $13.9 million characterized as real estate loans, including five commercial real estate loan relationships totaling  $11.0 million and $2.9 million in loans secured by residential real estate, $1.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.8 million.

Non-covered OREO increased  $0.1 million to $4.6 million at June 30, 2017, compared with $4.5 million at December 31, 2016. Changes in non-covered OREO included the addition of three properties totaling $0.4 million and the disposal of three properties of $0.2 million. At June 30, 2017, non-covered OREO included commercial properties of $4.1 million and other real estate properties of $0.5 million, while at December 31, 2016, non-covered OREO included commercial properties of $4.2 million and other real estate properties of $0.3 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $48.8 million and $47.5 million at June 30, 2017 and December 31, 2016, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At June 30, 2017, troubled debt restructurings (“TDRs”) on non-covered loans totaled $8.7 million. These TDRs were comprised of $1.2 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $7.5 million reported in non-accrual loans. At December 31, 2016, TDRs on non-covered loans totaled $6.4 million, of which $1.2 million related to non-covered loans that are considered to be performing and non-covered non-performing loans of $5.2 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2017	2016
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$96	$52
Real estate	2,904	3,765
Construction and land development	14	19
	$3,014	$3,836

Covered non-performing loans as a percentage of total covered loans	1.45%	1.50%

Covered other real estate owned:
Real estate - residential	$5,029	$7,396
Real estate - commercial	7,664	9,558
Construction and land development - residential	5,103	7,926
Construction and land development - commercial	24,508	26,762
	$42,304	$51,642

Other repossessed assets	$—	$—

Covered non-performing assets	$45,318	$55,478

Covered non-performing assets as a percentage of total assets	0.34%	0.44%

Covered loans past due 90 days or more and still accruing	$38	$173

Troubled debt restructurings included in accruing covered loans	$496	$503

At June 30, 2017, covered non-performing assets decreased by $10.2 million to $45.3 million, compared with $55.5 million at December 31, 2016, due to decreases in covered non-accrual loans of $0.8 million and covered other real estate owned of $9.3 million. Covered non-performing loans totaled $3.0 million at June 30, 2017 and $3.8 million at December 31, 2016. At June 30, 2017, covered non-performing loans included two commercial and industrial relationship of $0.1 million and one residential real estate loan relationship of $2.9 million. At December 31, 2016, covered non-performing loans included one commercial and industrial relationship of $0.1 million and 31 residential real estate loan relationships of $3.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $9.3 million to $42.3 million at June 30, 2017, compared with $51.6 million at December 31, 2016. The decrease was primarily due to the disposal of 94 properties totaling $12.3 million and fair value valuation decreases of $2.1 million, partially offset by the addition of 39 properties totaling $5.1 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled  $38 thousand at June 30, 2017 and included one residential real estate loan. At December 31, 2016, covered non-PCI loans past due 90 days or more and still accruing totaled $0.2 million and included one residential real estate loan and one commercial and industrial loan.

At June 30, 2017,  TDRs on covered loans totaled $1.3 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.8 million included in non-accrual loans. At December 31, 2016, TDRs on covered loans totaled $1.4 million, of which $0.5 million related to covered loans that are considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At June 30, 2017 and December 31, 2016, our gross reserve for unpaid losses and LAE was $38.2 million and $35.8 million, respectively, including estimated recoveries from reinsurance of $3.2 million and $9.4 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.3 billion during the six months ended June 30, 2017, and were higher than the average deposits of $7.0 billion during the six months ended June 30, 2016 and $7.1 billion during the year ended December 31, 2016. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,				Year Ended December 31,
	2017		2016		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,254,268	0.00%	$2,178,378	0.00%	$2,241,561	0.00%
Interest-bearing demand deposits	3,578,808	0.25%	3,100,110	0.15%	3,185,006	0.14%
Savings deposits	250,009	0.11%	316,492	0.16%	301,877	0.15%
Time deposits	1,210,250	0.94%	1,386,248	0.78%	1,337,491	0.81%
	$7,293,335	0.28%	$6,981,228	0.23%	$7,065,935	0.22%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	June 30, 2017		December 31, 2016
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,515,069	1.02%	$1,417,289	0.65%
Notes payable	300,283	3.64%	317,912	3.89%
Junior subordinated debentures	67,012	4.38%	67,012	3.99%
	$1,882,364	1.79%	$1,802,213	1.57%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $97.8 million increase in short-term borrowings at June 30, 2017 compared with December 31, 2016 included an increase of $292.7 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities, partially offset by a decrease in borrowings of $194.9 million in our banking segment primarily associated with the increased utilization of available internal funds. Notes payable at June 30, 2017 of $300.3 million was comprised of $148.4 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $99.8 million, insurance segment term notes of $27.5 million, and mortgage origination segment borrowings of $21.6 million. The decrease in notes payable at June 30, 2017 compared to December 31, 2016 included the payoff by NLC of its $20.0 million insurance company note payable due March 2035. The average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At June 30, 2017,  Hilltop had  $116.7 million in cash and cash equivalents, an increase of $12.8 million from $103.9 million at December 31, 2016. This increase in cash and cash equivalents was primarily due to the net effects of Hilltop’s receipt of $75.6 million in dividends from its subsidiaries, partially offset by Hilltop’s payment of $55.0 million related to the resolution of the SWS appraisal proceeding,  $16.0 million associated with our stock repurchase program, $11.6 million in cash dividends declared, and other general corporate expenses. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On July 27, 2017, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on August 31, 2017 to all common stockholders of record as of the close of business on August 15, 2017.

Future dividends on our common stock are subject to the determination by the Board of Directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

NLC Insurance Company Note Payable

On June 14, 2017,  NLC paid off the $20.0 million insurance company note payable due March 2035.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2017,  $150.0 million of our Senior Notes was outstanding. During the three months ended June 30, 2017, we accrued interest expense of $1.9 million on the Senior Notes.

Stock Repurchase Program

During January 2017,  our board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018. Pursuant to the stock repurchase program, we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to the pool of authorized but unissued shares of common stock. During the six months ended June 30, 2017, the Company paid $16.0 million to repurchase an aggregate of 605,431 shares of common stock at an average price of $26.42 per share. The purchases were funded from available cash balances.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $15.9 million at June 30, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted above, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of June 30, 2017, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2017, under guidance issued by the Board of Governors of the Federal Reserve System.

At June 30, 2017,  Hilltop had a total capital to risk weighted assets ratio of 18.57%, Tier 1 capital to risk weighted assets ratio of 18.07%, common equity Tier 1 capital to risk weighted assets ratio of 17.53% and a Tier 1 capital to average assets, or leverage, ratio of 13.07%.  Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At June 30, 2017, PlainsCapital had a total capital to risk weighted assets ratio of 14.72%, Tier 1 capital to risk weighted assets ratio of 13.95%, common equity Tier 1 capital to risk weighted assets ratio of 13.95% and a Tier 1 capital to average assets, or leverage, ratio of 12.11%.  Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

We discuss regulatory capital requirements in more detail in Note 15 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our 2016 Form 10-K.

Banking Segment

Within our banking segment, our primary uses of cash are for customer withdrawals and extensions of credit as well as our borrowing costs and other operating expenses. Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that our assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Our goal is to manage our liquidity position in a manner such that we can meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the FHLB. To supply liquidity over the longer term, we have access to brokered time deposits, term loans at the FHLB and borrowings under lines of credit with other financial institutions.

We had deposits of $7.6 billion at June 30, 2017, an increase of $510.8 million from $7.1 billion at December 31, 2016. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At June 30, 2017, money market deposits, including brokered deposits, were $2.3 billion; time deposits, including brokered deposits, were $1.4 billion; and noninterest bearing demand deposits were $2.3 billion. Money market deposits, including brokered deposits, increased by $530.6 million from $1.8 billion and time deposits, including brokered deposits, increased $175.8 million from $1.2 billion at December 31, 2016.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 9.25% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.75% of the Bank’s total deposits at June 30, 2017. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2017,  Hilltop Securities had credit arrangements with five unaffiliated banks of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At June 30, 2017,  Hilltop Securities had borrowed $201.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. At June 30, 2017, PrimeLending had outstanding borrowings of $1.8 billion against the warehouse line of credit. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million, of which no borrowings were outstanding at June 30, 2017.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”). Ventures Management is the managing member and owns 51% of the membership interest in both PrimeLending Ventures, LLC (“Ventures”) and Mutual of Omaha Mortgage, LLC (“Mutual”). Ventures has available lines of credit with the Bank, Wells Fargo Bank, N.A. (“Wells Fargo”), and Texas Capital Bank (“TCB”) of up to $20.0 million, $20.0 million, and $30.0 million, respectively. At June 30, 2017, Ventures had $18.1 million and $1.0 million in borrowings under its TCB and Bank lines of credit, respectively. Mutual has available lines of credit with the Bank,  Comerica Bank (“Comerica”), and TCB of up to $10.0 million,  $20.0 million, and $30.0 million, respectively. At June 30, 2017, Mutual had $3.5 million in borrowings under its Comerica line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $183.0 million, or 87.6%, equity investments of $20.5 million and other investments of $5.5 million comprised NLC’s $209.0 million in total cash and investments at June 30, 2017. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at June 30, 2017 and outstanding financial and performance standby letters of credit of $33.9 million at June 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2016 Form 10-K, except as discussed below.

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

	June 30, 2017
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,770,619	$1,015,543	$1,377,250	$317,225	$182,051	$7,662,688
Securities	131,950	138,696	250,809	92,379	384,626	998,460
Federal funds sold and securities purchased under agreements to resell	388	—	—	—	—	388
Other interest sensitive assets	228,774	—	—	—	29,131	257,905
Total interest sensitive assets	5,131,731	1,154,239	1,628,059	409,604	595,808	8,919,441

Interest sensitive liabilities:
Interest bearing checking	$3,439,954	$—	$—	$—	$—	$3,439,954
Savings	226,108	—	—	—	—	226,108
Time deposits	325,071	633,981	343,908	58,719	9,354	1,371,033
Notes payable and other borrowings	1,053,894	93,740	1,060	606	5,034	1,154,334
Total interest sensitive liabilities	5,045,027	727,721	344,968	59,325	14,388	6,191,429

Interest sensitivity gap	$86,704	$426,518	$1,283,091	$350,279	$581,420	$2,728,012

Cumulative interest sensitivity gap	$86,704	$513,222	$1,796,313	$2,146,592	$2,728,012

Percentage of cumulative gap to total interest sensitive assets	0.97%	5.75%	20.14%	24.07%	30.59%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2017 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$57,374	17.46%	$246,456	13.52%
+200	$37,201	11.32%	$170,111	9.33%
+100	$16,462	5.01%	$83,093	4.56%
-50	$(1,778)	(0.54)%	$(44,159)	(2.42)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2017 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Item 4. Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On  April 20, 2017, we issued an aggregate of 4,000 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the first quarter of 2017. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2017	—	$—	—	$42,794,958
May 1 - May 31, 2017	343,823	25.58	343,823	33,990,469
June 1 - June 30, 2017	—	—	—	33,990,469
Total	343,823	$25.58	343,823

(1)

On June 13, 2016, we announced a stock repurchase program which authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. On January 26, 2017, we announced that our board of directors reauthorized this stock repurchase program through January 2018. As of June 30, 2017, we had repurchased an aggregate of $16.0  million of our outstanding common stock under this stock repurchase program.

In addition, the resolution of the SWS appraisal proceedings resulted in 1,856,638 shares of HTH common stock, which had been held in escrow during the pendency of the proceeding, being returned to the Company’s pool of authorized but unissued shares of common stock.

Item 6. Exhibits.

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: July 27, 2017	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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