Form 10-Q
period 2017-09-30
Hilltop Holdings Inc.
filed 2017-10-26
CIK 1265131

0Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31987

Hilltop Holdings Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1477939
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2323 Victory Avenue, Suite 1400
Dallas, TX	75219
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant's common stock outstanding at October 26, 2017 was 95,910,314.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$354,569	$669,357
Federal funds sold	400	21,407
Securities purchased under agreements to resell	134,654	89,430
Assets segregated for regulatory purposes	207,336	180,993
Securities:
Trading, at fair value	676,411	265,534
Available for sale, at fair value (amortized cost of $762,984 and $598,198, respectively)	765,542	598,007
Held to maturity, at amortized cost (fair value of $364,122 and $345,088, respectively)	368,031	351,831
	1,809,984	1,215,372

Loans held for sale	1,939,321	1,795,463
Non-covered loans, net of unearned income	6,148,813	5,843,499
Allowance for non-covered loan losses	(58,779)	(54,186)
Non-covered loans, net	6,090,034	5,789,313

Covered loans, net of allowance of $2,141 and $413, respectively	188,269	255,714
Broker-dealer and clearing organization receivables	1,672,123	1,497,741
Premises and equipment, net	176,281	190,361
FDIC indemnification asset	33,143	71,313
Covered other real estate owned	40,343	51,642
Other assets	596,095	613,453
Goodwill	251,808	251,808
Other intangible assets, net	38,440	44,695
Total assets	$13,532,800	$12,738,062

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,279,633	$2,199,483
Interest-bearing	5,383,814	4,864,328
Total deposits	7,663,447	7,063,811

Broker-dealer and clearing organization payables	1,517,698	1,347,128
Short-term borrowings	1,477,201	1,417,289
Securities sold, not yet purchased, at fair value	173,509	153,889
Notes payable	300,196	317,912
Junior subordinated debentures	67,012	67,012
Other liabilities	424,381	496,501
Total liabilities	11,623,444	10,863,542
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 95,904,322 and 98,543,774 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	959	985
Additional paid-in capital	1,525,169	1,572,877
Accumulated other comprehensive income	2,585	485
Retained earnings	376,873	295,568
Deferred compensation employee stock trust, net	840	903
Employee stock trust (12,066 and 15,492 shares, at cost, respectively)	(241)	(309)
Total Hilltop stockholders' equity	1,906,185	1,870,509
Noncontrolling interests	3,171	4,011
Total stockholders' equity	1,909,356	1,874,520
Total liabilities and stockholders' equity	$13,532,800	$12,738,062

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$102,546	$97,590	$306,330	$287,591
Securities borrowed	11,404	9,037	29,054	22,952
Securities:
Taxable	11,157	5,935	27,723	19,136
Tax-exempt	1,471	1,518	4,090	4,692
Other	2,366	1,183	6,294	3,248
Total interest income	128,944	115,263	373,491	337,619

Interest expense:
Deposits	6,841	3,996	16,995	11,872
Securities loaned	8,935	6,954	22,756	17,857
Short-term borrowings	4,567	1,497	9,633	3,974
Notes payable	2,680	2,793	8,320	7,993
Junior subordinated debentures	774	673	2,229	1,973
Other	167	180	502	543
Total interest expense	23,964	16,093	60,435	44,212

Net interest income	104,980	99,170	313,056	293,407
Provision for loan losses	1,260	3,990	8,818	36,273
Net interest income after provision for loan losses	103,720	95,180	304,238	257,134

Noninterest income:
Net realized gains on securities	—	—	14	—
Net gains from sale of loans and other mortgage production income	138,498	175,412	416,336	469,721
Mortgage loan origination fees	25,256	26,807	70,788	71,417
Securities commissions and fees	38,735	39,722	115,596	118,481
Investment and securities advisory fees and commissions	25,620	31,129	73,359	84,302
Net insurance premiums earned	34,493	38,747	106,653	117,201
Other	35,875	42,641	131,862	116,716
Total noninterest income	298,477	354,458	914,608	977,838

Noninterest expense:
Employees' compensation and benefits	209,747	225,194	611,352	625,353
Occupancy and equipment, net	29,073	27,460	84,285	82,264
Loss and loss adjustment expenses	31,234	16,055	86,118	75,225
Policy acquisition and other underwriting expenses	10,917	11,064	33,397	33,632
Other	72,871	84,360	225,433	240,213
Total noninterest expense	353,842	364,133	1,040,585	1,056,687

Income before income taxes	48,355	85,505	178,261	178,285
Income tax expense	18,003	33,017	58,792	65,879

Net income	30,352	52,488	119,469	112,406
Less: Net income attributable to noncontrolling interest	146	556	353	1,833
Income attributable to Hilltop	$30,206	$51,932	$119,116	$110,573

Earnings per common share:
Basic	$0.31	$0.53	$1.22	$1.12
Diluted	$0.31	$0.53	$1.22	$1.12

Cash dividends declared per common share	$0.06	$—	$0.18	$—

Weighted average share information:
Basic	96,096	98,490	97,554	98,367
Diluted	96,306	98,625	97,803	98,573

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$30,352	$52,488	$119,469	$112,406
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $263, $(420), $1,190 and $3,004, respectively	473	(743)	2,109	5,410
Reclassification adjustment for gains (losses) included in net income, net of tax of $0, $0, $(5) and $0, respectively	—	—	(9)	—
Comprehensive income	30,825	51,745	121,569	117,816
Less: comprehensive income attributable to noncontrolling interest	146	556	353	1,833

Comprehensive income applicable to Hilltop	$30,679	$51,189	$121,216	$115,983

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2015	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	110,573	—	—	—	110,573	1,833	112,406
Other comprehensive income	—	—	—	5,410	—	—	—	—	5,410	—	5,410
Issuance of common stock	538	5	4,134	—	—	—	—	—	4,139	—	4,139
Stock-based compensation expense	—	—	7,274	—	—	—	—	—	7,274	—	7,274
Common stock issued to board members	17	—	325	—	—	—	—	—	325	—	325
Issuance of common stock related to share-based awards, net	(94)	(1)	(2,710)	—	—	—	—	—	(2,711)	—	(2,711)
Repurchases of common stock	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Deferred compensation plan	—	—	—	—	—	(134)	(7)	134	—	—	—
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	676	676
Balance, September 30, 2016	98,541	$985	$1,570,025	$8,039	$266,048	$900	15	$(309)	$1,845,688	$3,680	$1,849,368

Balance, December 31, 2016	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	119,116	—	—	—	119,116	353	119,469
Other comprehensive income	—	—	—	2,100	—	—	—	—	2,100	—	2,100
Stock-based compensation expense	—	—	8,396	—	—	—	—	—	8,396	—	8,396
Common stock issued to board members	12	—	327	—	—	—	—	—	327	—	327
Issuance of common stock related to share-based awards, net	264	3	(2,433)	—	—	—	—	—	(2,430)	—	(2,430)
Repurchases of common stock	(2,916)	(29)	(53,998)	—	(20,427)	—	—	—	(74,454)	—	(74,454)
Dividends on common stock ($0.18 per share)	—	—	—	—	(17,384)	—	—	—	(17,384)	—	(17,384)
Deferred compensation plan	—	—	—	—	—	(63)	(3)	68	5	—	5
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,193)	(1,193)
Balance, September 30, 2017	95,904	$959	$1,525,169	$2,585	$376,873	$840	12	$(241)	$1,906,185	$3,171	$1,909,356

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$119,469	$112,406
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	8,818	36,273
Depreciation, amortization and accretion, net	(11,300)	(37,616)
Net realized gains on securities	(14)	—
Deferred income taxes	6,013	4,878
Other, net	8,540	11,661
Net change in securities purchased under agreements to resell	(45,224)	(32,624)
Net change in assets segregated for regulatory purposes	(26,343)	(15,227)
Net change in trading securities	(410,877)	(187,958)
Net change in broker-dealer and clearing organization receivables	(157,908)	149,674
Net change in FDIC indemnification asset	24,637	18,486
Net change in other assets	(35,967)	(50,760)
Net change in broker-dealer and clearing organization payables	223,043	(117,398)
Net change in other liabilities	(100,970)	(1,612)
Net change in securities sold, not yet purchased	19,620	34,589
Proceeds from sale of mortgage servicing rights asset	17,499	7,586
Net gains from sales of loans	(416,336)	(469,721)
Loans originated for sale	(11,251,438)	(11,995,553)
Proceeds from loans sold	11,520,363	12,292,342
Net cash used in operating activities	(508,375)	(240,574)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	42,185	141,485
Proceeds from sales, maturities and principal reductions of securities available for sale	248,578	367,307
Purchases of securities held to maturity	(58,831)	(175,781)
Purchases of securities available for sale	(415,282)	(250,896)
Net change in loans	(206,362)	(465,542)
Purchases of premises and equipment and other assets	(20,093)	(31,119)
Proceeds from sales of premises and equipment and other real estate owned	27,333	58,490
Net cash received from (paid for) Federal Home Loan Bank and Federal Reserve Bank stock	14,540	(6,807)
Net cash used in investing activities	(367,932)	(362,863)
Financing Activities
Net change in deposits	547,163	108,834
Net change in short-term borrowings	59,912	317,649
Proceeds from notes payable	285,806	208,794
Payments on notes payable	(303,472)	(134,052)
Proceeds from issuance of common stock	—	4,139
Payments to repurchase common stock	(27,388)	—
Dividends paid on common stock	(17,384)	—
Net cash distributed (to) from noncontrolling interest	(1,193)	676
Taxes paid on employee stock awards netting activity	(2,431)	(2,406)
Other, net	(501)	(704)
Net cash provided by financing activities	540,512	502,930

Net change in cash and cash equivalents	(335,795)	(100,507)
Cash and cash equivalents, beginning of period	690,764	669,445
Cash and cash equivalents, end of period	$354,969	$568,938

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$57,504	$42,399
Cash paid for income taxes, net of refunds	$69,863	$53,899
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$8,319	$14,894
Additions to mortgage servicing rights	$8,429	$20,309

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

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds an ownership interest in and is the managing member of certain affiliated business arrangements (“ABAs”).

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

2. Recently Issued Accounting Standards

In May 2017, FASB issued Accounting Standards Update (“ASU”) 2017-09 which provides clarity and reduces both diversity in practice and cost and complexity associated with changes to the terms or conditions of a share-based payment award and, specifically, which changes require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In April 2017, FASB issued ASU 2017-08 which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018, using the modified retrospective transition method. As permitted within the amendment, the Company elected to early adopt and apply the provisions of this amendment as of January 1, 2017. This adoption had no effect on the Company’s consolidated financial statements.

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

In October 2016, FASB issued ASU No. 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the modified retrospective transition method. Early adoption is permitted, however, the Company does not intend to adopt the provisions of the amendment early and does not expect such provisions to have a significant effect on the Company’s consolidated financial statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In August 2016, FASB issued ASU 2016-15 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 using a retrospective transition method. Early adoption is permitted, however, the Company does not intend to adopt the provisions of the amendment early and does not expect such provisions to have a significant effect on the Company’s consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02 related to leases. The new standard is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. Early adoption is permitted, however, the Company does not intend to adopt the provisions of the amendment early. The Company is currently evaluating the effects of the amendment on its consolidated financial statements but upon adoption expects to report higher assets and liabilities as a result of including additional leases on the consolidated balance sheets.

In January 2016, FASB issued ASU 2016-01 related to financial instruments. This amendment requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The amendment also impacts financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments and modifies the required process used to evaluate deferred tax assets on available for sale securities. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Upon adoption, the Company will reclassify all equity investments out of trading and available for sale securities, with all subsequent changes in fair value recognized in net income. Additionally, the disclosure of the fair value of the loan portfolio will be presented using an exit price method instead of the current discounted cash flow method. The Company continues to evaluate the impact of ASU 2016-01 on other aspects of its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year, to clarify the principles for recognizing revenue from contracts with customers. The FASB has subsequently issued several amendments to the standard, including clarification of principal versus agent considerations, narrow scope improvements and other technical corrections. The amendments outline a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendments also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified, cumulative-effect approach

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

wherein the guidance is applied only to existing contracts as of the date of initial application and to new contracts entered into thereafter. The Company does not intend to adopt the provisions of the amendment early and expects to adopt using the cumulative-effect approach. The Company has gathered an inventory of contracts with customers and performed an in-depth assessment. The preliminary assessment suggests that the revenue recognition policies within the Company’s broker-dealer segment will be affected when adopted. Specifically, the new guidance may require certain advisory and underwriting revenues and expenses to be recorded on a gross basis while the current guidance requires recognizing these revenues net of the related expenses. The Company is still interpreting certain aspects of this new accounting guidance to address certain implementation issues, specifically the impact of any changes to the accounting for mutual fund fees and insurance product sales commissions received throughout the life of the contract. The Company will continue to evaluate the impact on its future consolidated financial statements of both current and newly issued guidance associated with the amendment.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2017 and December 31, 2016, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.86 billion and $1.75 billion, respectively, and the unpaid principal balance of those loans was $1.79 billion and $1.71 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2017	Inputs	Inputs	Inputs	Fair Value
Trading securities	$3,526	$672,885	$—	$676,411
Available for sale securities	20,983	744,559	—	765,542
Loans held for sale	—	1,828,275	31,545	1,859,820
Derivative assets	—	55,563	—	55,563
MSR asset	—	—	47,766	47,766
Securities sold, not yet purchased	85,471	88,038	—	173,509
Derivative liabilities	—	17,500	—	17,500

	Level 1	Level 2	Level 3	Total
December 31, 2016	Inputs	Inputs	Inputs	Fair Value
Trading securities	$9,481	$256,053	$—	$265,534
Available for sale securities	19,840	578,167	—	598,007
Loans held for sale	—	1,712,697	35,801	1,748,498
Derivative assets	—	57,036	—	57,036
MSR asset	—	—	61,968	61,968
Securities sold, not yet purchased	60,715	93,174	—	153,889
Derivative liabilities	—	35,737	—	35,737

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2017
Loans held for sale	$30,037	$8,881	$(5,685)	$(1,688)	$—	$31,545
MSR asset	43,580	5,939	—	(1,753)	—	47,766
Total	$73,617	$14,820	$(5,685)	$(3,441)	$—	$79,311

Nine months ended September 30, 2017
Loans held for sale	$35,801	$25,384	$(23,108)	$(6,532)	$—	$31,545
MSR asset	61,968	8,429	(17,499)	(5,132)	—	47,766
Total	$97,769	$33,813	$(40,607)	$(11,664)	$—	$79,311

Three months ended September 30, 2016
Trading securities	$1	$—	$—	$(1)	$—	$—
Loans held for sale	45,645	8,066	(8,686)	(2,448)	—	42,577
MSR asset	33,491	10,416	—	(156)	—	43,751
Total	$79,137	$18,482	$(8,686)	$(2,605)	$—	$86,328

Nine months ended September 30, 2016
Trading securities	$1	$—	$—	$(1)	$—	$—
Loans held for sale	25,880	51,105	(23,817)	(10,591)	—	42,577
MSR asset	52,285	20,309	(7,586)	(21,257)	—	43,751
Total	$78,166	$71,414	$(31,403)	$(31,849)	$—	$86,328

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. Excluding the trading securities sold during the three months ended September 30, 2016, the unrealized gains (losses) relate to financial instruments still held at September 30, 2017.

For Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Inputs	(Weighted-Average)
Loans held for sale	Discounted cash flows / Market comparable	Projected price	90	-	95%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			10.85%
		Discount rate			11.07%

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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(4,443)	$—	$(4,443)	$73	$—	$73
MSR asset	(1,753)	—	(1,753)	(156)	—	(156)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$26,650	$—	$26,650	$16,003	$—	$16,003
MSR asset	(5,132)	—	(5,132)	(21,257)	—	(21,257)

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

At September 30, 2017, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	64%	45%	59%
Weighted average loss severity rate	66%	18%	29%
Weighted average prepayment speed	0%	8%	0%

At September 30, 2017, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 43%,  8% and 17%, respectively.

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At September 30, 2017, the most significant

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At September 30, 2017 and December 31, 2016, the estimated fair value of covered OREO was $40.3 million and $51.6 million, respectively, and the underlying fair value measurements utilized Level 2 and Level 3 inputs. The fair value of non-covered OREO at September 30, 2017 and December 31, 2016 was $4.8 million and $4.5 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2017	Inputs	Inputs	Inputs	Fair Value	2017	2016	2017	2016
Non-covered impaired loans	$—	$—	$42,953	$42,953	$793	$1,149	$323	$1,284
Covered impaired loans	—	—	58,490	58,490	(787)	725	(1,764)	815
Non-covered other real estate owned	—	3,512	—	3,512	(135)	(427)	(258)	(439)
Covered other real estate owned	—	6,969	—	6,969	(388)	(2,552)	(2,523)	(14,284)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2017	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$354,969	$354,969	$—	$—	$354,969
Securities purchased under agreements to resell	134,654	—	134,654	—	134,654
Assets segregated for regulatory purposes	207,336	207,336	—	—	207,336
Held to maturity securities	368,031	—	364,122	—	364,122
Loans held for sale	79,501	—	79,501	—	79,501
Non-covered loans, net	6,090,034	—	485,604	5,802,891	6,288,495
Covered loans, net	188,269	—	—	284,424	284,424
Broker-dealer and clearing organization receivables	1,672,123	—	1,672,123	—	1,672,123
FDIC indemnification asset	33,143	—	—	22,866	22,866
Other assets	64,907	—	59,300	5,607	64,907

Financial liabilities:
Deposits	7,663,447	—	7,662,392	—	7,662,392
Broker-dealer and clearing organization payables	1,517,698	—	1,517,698	—	1,517,698
Short-term borrowings	1,477,201	—	1,477,201	—	1,477,201
Debt	367,208	—	364,731	—	364,731
Other liabilities	6,630	—	6,630	—	6,630

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2016	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$690,764	$690,764	$—	$—	$690,764
Securities purchased under agreements to resell	89,430	—	89,430	—	89,430
Assets segregated for regulatory purposes	180,993	180,993	—	—	180,993
Held to maturity securities	351,831	—	345,088	—	345,088
Loans held for sale	46,965	—	46,965	—	46,965
Non-covered loans, net	5,789,313	—	502,077	5,459,975	5,962,052
Covered loans, net	255,714	—	—	367,444	367,444
Broker-dealer and clearing organization receivables	1,497,741	—	1,497,741	—	1,497,741
FDIC indemnification asset	71,313	—	—	60,173	60,173
Other assets	62,904	—	58,697	4,207	62,904

Financial liabilities:
Deposits	7,063,811	—	7,058,837	—	7,058,837
Broker-dealer and clearing organization payables	1,347,128	—	1,347,128	—	1,347,128
Short-term borrowings	1,417,289	—	1,417,289	—	1,417,289
Debt	384,924	—	378,822	—	378,822
Other liabilities	3,708	—	3,708	—	3,708

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2017	2016
U.S. Treasury securities	$200	$5,940
U.S. government agencies:
Bonds	53,275	36,303
Residential mortgage-backed securities	407,275	2,539
Commercial mortgage-backed securities	9,599	15,171
Collateralized mortgage obligations	1,098	5,607
Corporate debt securities	77,435	60,699
States and political subdivisions	90,144	89,946
Unit investment trusts	31,626	41,409
Private-label securitized product	2,398	4,292
Other	3,361	3,628
Totals	$676,411	$265,534

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $173.5 million and $153.9 million at September 30, 2017 and December 31, 2016, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2017	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$22,751	$168	$(39)	$22,880
U.S. government agencies:
Bonds	100,289	851	(133)	101,007
Residential mortgage-backed securities	247,272	940	(2,304)	245,908
Commercial mortgage-backed securities	12,091	78	(24)	12,145
Collateralized mortgage obligations	222,187	203	(2,656)	219,734
Corporate debt securities	72,266	2,489	(2)	74,753
States and political subdivisions	66,173	1,493	(39)	67,627
Commercial mortgage-backed securities	499	6	—	505
Equity securities	19,456	1,532	(5)	20,983
Totals	$762,984	$7,760	$(5,202)	$765,542

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$31,701	$144	$(44)	$31,801
U.S. government agencies:
Bonds	121,838	881	(67)	122,652
Residential mortgage-backed securities	135,371	708	(2,941)	133,138
Commercial mortgage-backed securities	8,771	2	(58)	8,715
Collateralized mortgage obligations	117,879	29	(3,206)	114,702
Corporate debt securities	76,866	2,354	(91)	79,129
States and political subdivisions	86,353	1,498	(336)	87,515
Commercial mortgage-backed securities	499	16	—	515
Equity securities	18,920	1,263	(343)	19,840
Totals	$598,198	$6,895	$(7,086)	$598,007

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2017	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$40,515	$28	$(891)	$39,652
Residential mortgage-backed securities	16,973	198	—	17,171
Commercial mortgage-backed securities	71,613	404	(510)	71,507
Collateralized mortgage obligations	183,926	152	(2,550)	181,528
States and political subdivisions	55,004	289	(1,029)	54,264
Totals	$368,031	$1,071	$(4,980)	$364,122

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$40,513	$—	$(1,287)	$39,226
Residential mortgage-backed securities	19,606	13	(6)	19,613
Commercial mortgage-backed securities	31,767	102	(593)	31,276
Collateralized mortgage obligations	217,954	128	(3,372)	214,710
States and political subdivisions	41,991	70	(1,798)	40,263
Totals	$351,831	$313	$(7,056)	$345,088

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2017			December 31, 2016
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	6	$17,354	$37	7	$21,694	$44
Unrealized loss for twelve months or longer	1	399	2	—	—	—
	7	17,753	39	7	21,694	44
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	10	77,870	133	1	14,908	67
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	10	77,870	133	1	14,908	67
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	9	76,966	557	12	109,398	2,941
Unrealized loss for twelve months or longer	8	67,899	1,747	—	—	—
	17	144,865	2,304	12	109,398	2,941
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	5,076	24	2	7,127	58
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	5,076	24	2	7,127	58
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	13	96,857	440	11	91,144	2,340
Unrealized loss for twelve months or longer	14	60,719	2,216	8	19,320	866
	27	157,576	2,656	19	110,464	3,206
Corporate debt securities:
Unrealized loss for less than twelve months	1	1,996	2	3	5,899	91
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	1,996	2	3	5,899	91
States and political subdivisions:
Unrealized loss for less than twelve months	11	5,714	20	32	17,549	322
Unrealized loss for twelve months or longer	8	2,374	19	1	450	14
	19	8,088	39	33	17,999	336
Equity securities:
Unrealized loss for less than twelve months	1	181	—	—	—	—
Unrealized loss for twelve months or longer	2	6,900	5	2	11,107	343
	3	7,081	5	2	11,107	343
Total available for sale:
Unrealized loss for less than twelve months	52	282,014	1,213	68	267,719	5,863
Unrealized loss for twelve months or longer	33	138,291	3,989	11	30,877	1,223
	85	$420,305	$5,202	79	$298,596	$7,086

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	September 30, 2017			December 31, 2016
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	4	$33,225	$1,287
Unrealized loss for twelve months or longer	3	32,124	891	—	—	—
	3	32,124	891	4	33,225	1,287
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	2	13,178	6
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	13,178	6
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	3	13,805	130	5	18,891	588
Unrealized loss for twelve months or longer	2	12,823	380	1	1,401	5
	5	26,628	510	6	20,292	593
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	12	100,054	1,066	19	187,669	3,372
Unrealized loss for twelve months or longer	5	57,570	1,484	—	—	—
	17	157,624	2,550	19	187,669	3,372
States and political subdivisions:
Unrealized loss for less than twelve months	36	17,311	188	71	29,862	1,790
Unrealized loss for twelve months or longer	40	15,723	841	1	462	8
	76	33,034	1,029	72	30,324	1,798
Total held to maturity:
Unrealized loss for less than twelve months	51	131,170	1,384	101	282,825	7,043
Unrealized loss for twelve months or longer	50	118,240	3,596	2	1,863	13
	101	$249,410	$4,980	103	$284,688	$7,056

During the three and nine months ended September 30, 2017 and 2016, the Company did not record any other-than-temporary impairments (“OTTI”). While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant recording any OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend to sell, nor does the Company believe that it is likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at September 30, 2017 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$108,593	$108,958	$4,947	$4,954
Due after one year through five years	86,378	88,189	2,850	2,884
Due after five years through ten years	40,798	42,418	26,721	26,253
Due after ten years	25,710	26,702	61,001	59,825
	261,479	266,267	95,519	93,916

Residential mortgage-backed securities	247,272	245,908	16,973	17,171
Collateralized mortgage obligations	222,187	219,734	183,926	181,528
Commercial mortgage-backed securities	12,590	12,650	71,613	71,507
	$743,528	$744,559	$368,031	$364,122

The Company realized net gains of $5.8 million and $6.0 million from its trading securities portfolio during the three months ended September 30, 2017 and 2016, respectively, and net gains from its trading securities portfolio of $18.7 million and $17.5 million during the nine months ended September 30, 2017 and 2016, respectively. In addition, the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Hilltop Broker-Dealers realized net gains from trading activities primarily associated with the structured finance business of $21.8 million and $33.7 million during the three months ended September 30, 2017 and 2016, respectively, and $38.8 million and $63.0 million during the nine months ended September 30, 2017 and 2016, respectively. All such realized net gains are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $600.6 million and $695.1 million (with a fair value of $597.1 million and $688.1 million, respectively) at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at September 30, 2017 and December 31, 2016.

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

At September 30, 2017 and December 31, 2016, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.3 million and $9.2 million, respectively.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2017	2016
Commercial and industrial	$1,735,468	$1,696,453
Real estate	2,944,155	2,816,767
Construction and land development	941,628	786,850
Consumer	41,958	41,352
Broker-dealer (1)	485,604	502,077
	6,148,813	5,843,499
Allowance for non-covered loan losses	(58,779)	(54,186)
Total non-covered loans, net of allowance	$6,090,034	$5,789,313

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of non-covered PCI loans (in thousands).

	September 30,	December 31,
	2017	2016
Carrying amount	$37,937	$51,432
Outstanding balance	52,096	67,988

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for non-covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$9,793	$15,229	$13,116	$17,744
Reclassifications from nonaccretable difference, net(1)	277	708	854	4,655
Disposals of loans	(603)	—	(664)	—
Accretion	(1,851)	(1,884)	(5,690)	(8,346)
Balance, end of period	$7,616	$14,053	$7,616	$14,053

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $20.2 million and $22.8 million at September 30, 2017 and December 31, 2016, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$19,390	$3,556	$2,676	$6,232	$111
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	28,362	6,548	13,388	19,936	1,422
Secured by residential properties	12,964	7,703	2,315	10,018	284
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	3,462	477	1,111	1,588	237
Consumer	2,588	19	144	163	44
Broker-dealer	—	—	—	—	—
	66,766	18,303	19,634	37,937	2,098
Non-PCI
Commercial and industrial:
Secured	21,218	17,844	—	17,844	—
Unsecured	745	708	—	708	—
Real estate:
Secured by commercial properties	15,402	11,380	3,386	14,766	846
Secured by residential properties	1,536	1,151	—	1,151	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	659	—	626	626	112
Consumer	167	63	—	63	—
Broker-dealer	—	—	—	—	—
	39,742	31,146	4,012	35,158	958
	$106,508	$49,449	$23,646	$73,095	$3,056

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$25,354	$3,234	$5,438	$8,672	$557
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	38,005	11,097	17,413	28,510	1,907
Secured by residential properties	13,606	7,401	3,088	10,489	200
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	5,780	1,391	2,076	3,467	377
Consumer	3,223	237	57	294	56
Broker-dealer	—	—	—	—	—
	85,968	23,360	28,072	51,432	3,097
Non-PCI
Commercial and industrial:
Secured	6,311	3,313	1,372	4,685	115
Unsecured	946	925	—	925	—
Real estate:
Secured by commercial properties	10,134	10,000	—	10,000	—
Secured by residential properties	1,344	1,116	—	1,116	—
Construction and land development:
Residential construction loans	28	28	—	28	—
Commercial construction loans and land development	738	48	679	727	167
Consumer	246	244	—	244	—
Broker-dealer	—	—	—	—	—
	19,747	15,674	2,051	17,725	282
	$105,715	$39,034	$30,123	$69,157	$3,379

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial and industrial:
Secured	$20,452	$25,338	$18,717	$25,903
Unsecured	713	38	817	38
Real estate:
Secured by commercial properties	35,458	34,491	36,606	37,329
Secured by residential properties	11,412	11,746	11,387	12,179
Construction and land development:
Residential construction loans	—	—	14	111
Commercial construction loans and land development	2,590	4,161	3,204	4,692
Consumer	324	412	382	583
Broker-dealer	—	—	—	—
	$70,949	$76,186	$71,127	$80,835

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2017	2016
Commercial and industrial:
Secured	$20,726	$8,590
Unsecured	708	925
Real estate:
Secured by commercial properties	14,766	11,034
Secured by residential properties	1,608	1,197
Construction and land development:
Residential construction loans	—	28
Commercial construction loans and land development	626	727
Consumer	63	244
Broker-dealer	—	—
	$38,497	$22,745

At September 30, 2017 and December 31, 2016, non-covered non-accrual loans included non-covered PCI loans of $3.3 million and $5.0 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.6 million and $1.7 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at September 30, 2017 and December 31, 2016, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was nominal during the three months ended September 30, 2017 and $0.1 million during the three months ended September 30, 2016. Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.3 million during both the nine months ended September 30, 2017 and 2016, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

There were no TDRs granted during the three months ended September 30, 2017 and 2016, respectively. Information regarding TDRs granted during the nine months ended September 30, 2017 and 2016, respectively, is shown in the following table (dollars in thousands). At September 30, 2017 and December 31, 2016, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,357	$1,235	1	$1,196	$944
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,385	—	—	—
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	1	655	626	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	3	$3,493	$3,246	1	$1,196	$944

All of the non-covered loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured non-covered loans during the nine months ended September 30, 2017 and 2016.

The following table presents information regarding TDRs granted during the twelve months preceding September 30, 2017 and 2016, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding September 30, 2017			Twelve Months Preceding September 30, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	1	$1,196	$944
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,385	—	—	—
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	1	$1,481	$1,385	1	$1,196	$944

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
September 30, 2017	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$9,180	$348	$5,441	$14,969	$1,587,935	$6,232	$1,609,136	$125
Unsecured	1,843	11	—	1,854	124,478	—	126,332	—
Real estate:
Secured by commercial properties	13,017	—	5,361	18,378	2,151,678	19,936	2,189,992	—
Secured by residential properties	1,168	582	541	2,291	741,854	10,018	754,163	—
Construction and land development:
Residential construction loans	232	945	—	1,177	172,302	—	173,479	—
Commercial construction loans and land development	510	—	—	510	766,051	1,588	768,149	—
Consumer	58	107	28	193	41,602	163	41,958	—
Broker-dealer	—	—	—	—	485,604	—	485,604	—
	$26,008	$1,993	$11,371	$39,372	$6,071,504	$37,937	$6,148,813	$125

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2016	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$4,727	$704	$6,770	$12,201	$1,576,239	$8,672	$1,597,112	$3,095
Unsecured	596	1	909	1,506	97,835	—	99,341	1
Real estate:
Secured by commercial properties	550	9,417	1,492	11,459	1,915,126	28,510	1,955,095	—
Secured by residential properties	506	361	369	1,236	849,947	10,489	861,672	—
Construction and land development:
Residential construction loans	—	28	—	28	128,624	—	128,652	—
Commercial construction loans and land development	2,500	1,784	48	4,332	650,399	3,467	658,198	—
Consumer	176	31	—	207	40,851	294	41,352	—
Broker-dealer	—	—	—	—	502,077	—	502,077	—
	$9,055	$12,326	$9,588	$30,969	$5,761,098	$51,432	$5,843,499	$3,096

In addition to the non-covered loans shown in the tables above, $45.0 million and $44.4 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $45.6 million and $44.9 million, respectively) were 90 days past due and accruing interest at September 30, 2017 and December 31, 2016, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs, and (v) general economic conditions in state and local markets.

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

September 30, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,532,920	$19,964	$50,020	$6,232	$1,609,136
Unsecured	124,113	996	1,223	—	126,332
Real estate:
Secured by commercial properties	2,125,077	4,808	40,171	19,936	2,189,992
Secured by residential properties	737,712	3,263	3,170	10,018	754,163
Construction and land development:
Residential construction loans	173,479	—	—	—	173,479
Commercial construction loans and land development	763,142	2,652	767	1,588	768,149
Consumer	41,700	—	95	163	41,958
Broker-dealer	485,604	—	—	—	485,604
	$5,983,747	$31,683	$95,446	$37,937	$6,148,813

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,531,895	$72	$56,473	$8,672	$1,597,112
Unsecured	97,646	—	1,695	—	99,341
Real estate:
Secured by commercial properties	1,888,231	3,693	34,661	28,510	1,955,095
Secured by residential properties	846,420	—	4,763	10,489	861,672
Construction and land development:
Residential construction loans	128,624	—	28	—	128,652
Commercial construction loans and land development	653,808	—	923	3,467	658,198
Consumer	40,789	6	263	294	41,352
Broker-dealer	502,077	—	—	—	502,077
	$5,689,490	$3,771	$98,806	$51,432	$5,843,499

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

During 2016, the Bank discovered irregularities with respect to a non-covered loan that is currently in default. As a result, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. During the second quarter of 2017, the Bank recorded other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended September 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,834	$28,734	$7,645	$524	$471	$59,208
Provision charged to (recapture from) operations	2,165	(1,278)	144	(147)	(405)	479
Loans charged off	(1,264)	(5)	(3)	(33)	—	(1,305)
Recoveries on charged off loans	280	88	4	25	—	397
Balance, end of period	$23,015	$27,539	$7,790	$369	$66	$58,779

	Commercial and		Construction and
Nine Months Ended September 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,369	$25,236	$7,002	$424	$155	$54,186
Provision charged to (recapture from) operations	3,376	2,424	796	74	(89)	6,581
Loans charged off	(3,070)	(305)	(13)	(194)	—	(3,582)
Recoveries on charged off loans	1,340	184	5	65	—	1,594
Balance, end of period	$23,015	$27,539	$7,790	$369	$66	$58,779

	Commercial and		Construction and
Three Months Ended September 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$20,720	$23,302	$6,288	$325	$378	$51,013
Provision charged to (recapture from) operations	3,973	(116)	823	228	(189)	4,719
Loans charged off	(3,550)	(1)	—	(67)	—	(3,618)
Recoveries on charged off loans	295	196	—	20	—	511
Balance, end of period	$21,438	$23,381	$7,111	$506	$189	$52,625

	Commercial and		Construction and
Nine Months Ended September 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$19,845	$18,983	$6,064	$314	$209	$45,415
Provision charged to (recapture from) operations	30,494	5,333	1,047	243	(19)	37,098
Loans charged off	(30,333)	(1,299)	—	(155)	(1)	(31,788)
Recoveries on charged off loans	1,432	364	—	104	—	1,900
Balance, end of period	$21,438	$23,381	$7,111	$506	$189	$52,625

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$17,311	$13,722	$626	$—	$—	$31,659
Loans collectively evaluated for impairment	1,711,925	2,900,479	939,414	41,795	485,604	6,079,217
PCI Loans	6,232	29,954	1,588	163	—	37,937
	$1,735,468	$2,944,155	$941,628	$41,958	$485,604	$6,148,813

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$4,508	$9,704	$727	$205	$—	$15,144
Loans collectively evaluated for impairment	1,683,273	2,768,064	782,656	40,853	502,077	5,776,923
PCI Loans	8,672	38,999	3,467	294	—	51,432
	$1,696,453	$2,816,767	$786,850	$41,352	$502,077	$5,843,499

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$—	$846	$112	$—	$—	$958
Loans collectively evaluated for impairment	22,904	24,987	7,441	325	66	55,723
PCI Loans	111	1,706	237	44	—	2,098
	$23,015	$27,539	$7,790	$369	$66	$58,779

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$115	$—	$167	$—	$—	$282
Loans collectively evaluated for impairment	20,697	23,129	6,458	368	155	50,807
PCI Loans	557	2,107	377	56	—	3,097
	$21,369	$25,236	$7,002	$424	$155	$54,186

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At September 30, 2017, the Bank has recorded a related “true-up” payment accrual of $16.1 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	September 30,	December 31,
	2017	2016
Commercial and industrial	$1,242	$2,697
Real estate	186,777	244,469
Construction and land development	2,391	8,961
	190,410	256,127
Allowance for covered loans	(2,141)	(413)
Total covered loans, net of allowance	$188,269	$255,714

The following table presents the carrying value and the outstanding contractual balance of covered PCI loans (in thousands).

	September 30,	December 31,
	2017	2016
Carrying amount	$90,583	$133,754
Outstanding balance	190,352	266,098

Changes in the accretable yield for covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$128,307	$157,604	$143,731	$176,719
Reclassifications from nonaccretable difference, net(1)	4,096	6,954	27,120	25,397
Transfer of loans to covered OREO(2)	(77)	(250)	(857)	(421)
Accretion	(10,040)	(17,460)	(47,708)	(54,847)
Balance, end of period	$122,286	$146,848	$122,286	$146,848

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The remaining nonaccretable difference for covered PCI loans was $53.1 million and $94.5 million at September 30, 2017 and December 31, 2016, respectively. During the three and nine months ended September 30, 2017 and 2016, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$4,010	$—	$240	$240	$46
Unsecured	6,324	—	41	41	29
Real estate:
Secured by commercial properties	90,640	1,484	24,214	25,698	1,368
Secured by residential properties	129,275	47,295	17,023	64,318	384
Construction and land development:
Residential construction loans	694	—	—	—	—
Commercial construction loans and land development	11,940	—	286	286	281
	242,883	48,779	41,804	90,583	2,108
Non-PCI
Commercial and industrial:
Secured	43	44	—	44	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	4,695	3,929	—	3,929	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	19	13	—	13	—
	4,757	3,986	—	3,986	—
	$247,640	$52,765	$41,804	$94,569	$2,108

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$10,579	$1,024	$189	$1,213	$13
Unsecured	3,259	299	—	299	—
Real estate:
Secured by commercial properties	143,934	26,415	26,222	52,637	271
Secured by residential properties	148,384	73,240	1,161	74,401	60
Construction and land development:
Residential construction loans	766	—	—	—	—
Commercial construction loans and land development	23,522	5,204	—	5,204	—
	330,444	106,182	27,572	133,754	344
Non-PCI
Commercial and industrial:
Secured	52	52	—	52	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	396	310	—	310	—
Secured by residential properties	4,175	3,537	—	3,537	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	24	20	—	20	—
	4,647	3,919	—	3,919	—
	$335,091	$110,101	$27,572	$137,673	$344

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial and industrial:
Secured	$396	$3,286	$775	$4,299
Unsecured	105	1,331	170	1,511
Real estate:
Secured by commercial properties	28,110	76,693	39,323	82,477
Secured by residential properties	68,843	84,129	73,093	91,424
Construction and land development:
Residential construction loans	—	—	—	331
Commercial construction loans and land development	1,384	10,568	2,762	15,269
	$98,838	$176,007	$116,123	$195,311

Covered non-accrual loans are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2017	2016
Commercial and industrial:
Secured	$44	$52
Unsecured	—	—
Real estate:
Secured by commercial properties	—	730
Secured by residential properties	3,438	3,035
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	299	19
	$3,781	$3,836

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At September 30, 2017 and December 31, 2016, covered non-accrual loans included covered PCI loans of $0.3 million and $0.4 million, respectively, for which discount accretion had been suspended because the extent and timing of cash flows from these covered PCI loans could no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $0.9 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, while interest income recorded on covered impaired loans during the three and nine months ended September 30, 2016 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The Bank did not grant any TDRs during the three and nine months ended September 30, 2017 and 2016. Pooled Loans are not in the scope of the disclosure requirements for TDRs. At September 30, 2017 and December 31, 2016, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

The following table presents information regarding TDRs granted during the twelve months preceding September 30, 2017 and 2016, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding September 30, 2017			Twelve Months Preceding September 30, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	—	$—	$—
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—	—
Secured by residential properties	—	—	—	2	204	197
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—
	—	$—	$—	2	$204	$197

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
September 30, 2017	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$43	$43	$918	$240	$1,201	$—
Unsecured	—	—	—	—	—	41	41	—
Real estate:
Secured by commercial properties	71	—	—	71	12,724	25,698	38,493	—
Secured by residential properties	3,945	2,296	1,440	7,681	76,285	64,318	148,284	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	8	—	—	8	2,097	286	2,391	—
	$4,024	$2,296	$1,483	$7,803	$92,024	$90,583	$190,410	$—

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

September 30, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$464	$—	$497	$240	$1,201
Unsecured	—	—	—	41	41
Real estate:
Secured by commercial properties	11,832	—	963	25,698	38,493
Secured by residential properties	75,322	438	8,206	64,318	148,284
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,863	—	242	286	2,391
	$89,481	$438	$9,908	$90,583	$190,410

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$592	$—	$593	$1,213	$2,398
Unsecured	—	—	—	299	299
Real estate:
Secured by commercial properties	17,996	—	1,461	52,637	72,094
Secured by residential properties	90,563	461	6,950	74,401	172,375
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,281	—	1,476	5,204	8,961
	$111,432	$461	$10,480	$133,754	$256,127

The Bank’s impairment methodology for covered loans is consistent with the methodology for non-covered loans, and is discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended September 30, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$47	$684	$628	$1,359
Provision charged to (recapture from) operations	34	1,093	(346)	781
Loans charged off	—	—	—	—
Recoveries on charged off loans	—	—	1	1
Balance, end of period	$81	$1,777	$283	$2,141

	Commercial and		Construction and
Nine months ended September 30, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$35	$378	$—	$413
Provision charged to operations	46	1,915	276	2,237
Loans charged off	(6)	(521)	—	(527)
Recoveries on charged off loans	6	5	7	18
Balance, end of period	$81	$1,777	$283	$2,141

	Commercial and		Construction and
Three months ended September 30, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$55	$1,400	$—	$1,455
Provision charged to (recapture from) operations	162	(888)	(3)	(729)
Loans charged off	—	—	—	—
Recoveries on charged off loans	—	—	3	3
Balance, end of period	$217	$512	$—	$729

	Commercial and		Construction and
Nine months ended September 30, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$758	$774	$—	$1,532
Provision charged to (recapture from) operations	(535)	(237)	(53)	(825)
Loans charged off	(6)	(42)	(51)	(99)
Recoveries on charged off loans	—	17	104	121
Balance, end of period	$217	$512	$—	$729

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	961	96,761	2,105	99,827
PCI Loans	281	90,016	286	90,583
	$1,242	$186,777	$2,391	$190,410

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,185	117,431	3,757	122,373
PCI Loans	1,512	127,038	5,204	133,754
	$2,697	$244,469	$8,961	$256,127

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	6	25	2	33
PCI Loans	75	1,752	281	2,108
	$81	$1,777	$283	$2,141

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	22	47	—	69
PCI Loans	13	331	—	344
	$35	$378	$—	$413

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$42,304	$67,634	$51,642	$99,090
Additions to covered OREO	1,039	2,422	6,166	11,703
Dispositions of covered OREO	(2,612)	(5,516)	(14,942)	(34,521)
Valuation adjustments in the period	(388)	(2,552)	(2,523)	(14,284)
Balance, end of period	$40,343	$61,988	$40,343	$61,988

During the three and nine months ended September 30, 2017 and 2016, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required. The majority of the downward valuations recorded during the three and nine months ended September 30, 2017 and 2016 were related to covered assets subject to the loss-share agreements with the FDIC.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$40,304	$74,460	$71,313	$91,648
FDIC Indemnification Asset accretion (amortization)	(5,348)	33	(13,533)	189
Transfers to due from FDIC and other	(1,813)	(1,142)	(24,637)	(18,486)
Balance, end of period	$33,143	$73,351	$33,143	$73,351

As of September 30, 2017, the Bank had billed and collected $145.5 million from the FDIC, which represented reimbursable covered losses and expenses through June 30, 2017.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$43,580	$33,491	$61,968	$52,285
Additions	5,939	10,416	8,429	20,309
Sales	—	—	(17,499)	(7,586)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(550)	1,413	(1,757)	(16,923)
Due to customer payoffs	(1,203)	(1,569)	(3,375)	(4,334)
Balance, end of period	$47,766	$43,751	$47,766	$43,751

	September 30,	December 31,
	2017	2016
Mortgage loans serviced for others	$4,175,195	$5,480,943
MSR asset as a percentage of serviced mortgage loans	1.14%	1.13%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2017	2016
Weighted average constant prepayment rate	10.85%	10.47%
Weighted average discount rate	11.07%	10.95%
Weighted average life (in years)	6.9	6.9

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2017	2016
Constant prepayment rate:
Impact of 10% adverse change	$(1,747)	$(2,297)
Impact of 20% adverse change	(3,441)	(4,471)
Discount rate:
Impact of 10% adverse change	(1,889)	(2,539)
Impact of 20% adverse change	(3,630)	(4,882)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $4.2 million and $5.7 million during the three months ended September 30, 2017 and 2016, respectively, and $15.7 million and $17.3 million during the nine months ended September 30, 2017 and 2016, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2017	2016
Noninterest-bearing demand	$2,279,633	$2,199,483
Interest-bearing:
NOW accounts	1,004,410	1,252,832
Money market	2,215,455	1,626,218
Brokered - money market	109,788	125,272
Demand	419,303	384,847
Savings	210,316	279,911
Time	1,293,877	1,145,859
Brokered - time	130,665	49,389
	$7,663,447	$7,063,811

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2017	2016
Federal funds purchased	$72,000	$87,125
Securities sold under agreements to repurchase	611,701	195,164
Federal Home Loan Bank	650,000	1,000,000
Short-term bank loans	143,500	135,000
	$1,477,201	$1,417,289

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

	Nine Months Ended September 30,
	2017	2016
Average balance during the period	$549,425	$351,430
Average interest rate during the period	0.98%	0.55%

	September 30,	December 31,
	2017	2016
Average interest rate at end of period	1.10%	0.42%
Securities underlying the agreements at end of period:
Carrying value	$621,429	$209,877
Estimated fair value	$648,517	$206,641

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

	Nine Months Ended September 30,
	2017	2016
Average balance during the period	$435,531	$303,011
Average interest rate during the period	1.05%	0.45%

	September 30,	December 31,
	2017	2016
Average interest rate at end of period	1.22%	0.55%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2017 and December 31, 2016 was 2.08% and 1.59%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2017	2016
Senior Notes due April 2025, net of discount of $1,581 and $1,689, respectively	$148,419	$148,311
FHLB notes, net of premium of $469 and $627, respectively, with maturities ranging from October 2017 to June 2030	98,073	102,596
Insurance company note payable due March 2035, paid off in June 2017	—	20,000
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company line of credit due December 31, 2017	3,000	3,000
Ventures Management line of credit due January 2018	23,204	16,505
	$300,196	$317,912

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 37.2% and 38.6% during the three months ended September 30, 2017 and 2016, respectively, and 33.0% and 37.0% during the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate during the three months ended September 30, 2017 was higher than the statutory rate primarily due to state income taxes. The effective tax rate during the nine months ended September 30, 2017 was lower than the statutory rate primarily due to the gain recorded in the resolution of the SWS matter as discussed in Note 12 to the consolidated financial statements, as the SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The effective tax rates during the three and nine months ended September 30, 2016 were slightly higher than the statutory rate primarily due to non-deductible transaction costs associated with the SWS Merger, offset by the recognition of excess tax benefits on share-based payment awards.

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

Following completion of Hilltop’s acquisition of SWS, several purported holders of shares of SWS common stock (the “Petitioners”) filed petitions in the Court of Chancery of the State of Delaware (the “Court”) seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law. These petitions were consolidated as In re SWS Group, Inc., C.A. No. 10554-VCG. On May 30, 2017, the Court issued its Memorandum Opinion in the matter.  The Court found the “fair value” of the shares of SWS common stock as of the date of the transaction was $6.38 per share. Accordingly, Hilltop paid cash of $6.38 per share, plus statutory interest from the effective date of the merger until the date of payment, to the Petitioners and the other stockholders of SWS who properly demanded appraisal rights under Delaware law, collectively representing 7,438,453 shares. Each outstanding share of SWS common stock, other than shares held by Hilltop, in treasury by SWS or by stockholders who properly demanded appraisal rights under Delaware law, was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, the aggregate value of which was $6.92 per share of SWS common stock as of the effective date of the merger. The resolution of this matter resulted in 1,856,638 shares of HTH common stock, which had been held in escrow during the pendency of the proceeding, being returned to the Company’s pool of authorized but unissued shares of common stock and a pre-tax net increase to other noninterest income of $11.6 million during the second quarter of 2017. This change in common stock is reflected in repurchases of common stock within the consolidated statements of stockholders’ equity. Certain Petitioners filed an appeal to the Court’s Memorandum Opinion. The Company also filed a cross-appeal in the matter and intends to vigorously defend the Petitioners’ appeal.

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

An additional reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. Factors considered in the calculation of this reserve include, but are not limited to, the total volume of loans sold exclusive of specific claimant requests, actual claim settlements and the severity of estimated losses resulting from future claims, and the mortgage origination segment’s history of successfully curing defects identified in claim requests. While the mortgage origination segment’s sales contracts typically include borrower early payment default repurchase provisions, these provisions have not been a primary driver of claims to date, and therefore, are not a primary factor considered in the calculation of this reserve.

At September 30, 2017 and December 31, 2016, the mortgage origination segment’s indemnification liability reserve totaled $24.7 million and $18.2 million, respectively. The provision for indemnification losses was $2.5 million and $1.3 million during the three months ended September 30, 2017 and 2016, respectively, and $4.5 million and $3.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$32,554	$53,876	$40,669	$57,298
Claims made	10,618	3,339	27,647	12,893
Claims resolved with no payment	(10,991)	(4,545)	(29,079)	(15,162)
Repurchases	(1,326)	(789)	(3,014)	(2,660)
Indemnification payments	—	(2,115)	(5,368)	(2,603)
Balance, end of period	$30,855	$49,766	$30,855	$49,766

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$22,367	$18,216	$18,239	$16,640
Additions for new sales	2,488	1,348	4,480	3,471
Repurchases	(158)	(78)	(283)	(260)
Early payment defaults	(41)	(72)	(170)	(205)
Indemnification payments	—	(250)	(713)	(482)
Change in reserves for loans sold in prior years	—	—	3,103	—
Balance, end of period	$24,656	$19,164	$24,656	$19,164

	September 30,	December 31,
	2017	2016
Reserve for Indemnification Liability:
Specific claims	$536	$1,661
Incurred but not reported claims	24,120	16,578
Total	$24,656	$18,239

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

Other Contingencies

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

FDIC compliance audits. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.1 million at September 30, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of September 30, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As of September 30, 2017, the Bank had billed $181.9 million of covered net losses to the FDIC, of which 80%, or $145.5 million, were reimbursable under the loss-share agreements. As of September 30, 2017, the Bank had received aggregate reimbursements of $145.5 million from the FDIC, which represented reimbursable covered losses and expenses through June 30, 2017.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at September 30, 2017 and outstanding financial and performance standby letters of credit of $28.8 million at September 30, 2017.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At September 30, 2017, 1,582,281 shares of common stock remained available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $2.8 million and $2.6 million during the three months ended September 30, 2017 and 2016, respectively, and $8.7 million and $7.6 million during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017 and 2016, Hilltop granted 11,959 and 16,506 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Awards and RSUs

The following table summarizes information about nonvested Restricted Stock Award and RSU activity for the nine months ended September 30, 2017 (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2016	4	$19.95	1,456	$19.83
Granted	-	$-	439	$27.08
Vested/Released	(4)	$19.95	(345)	$23.36
Forfeited	-	$-	(68)	$23.09
Balance, September 30, 2017	-	$-	1,482	$21.00

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 88,681 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 421,189 RSUs pursuant to the 2012 Plan. At September 30, 2017,  322,493 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 89,439 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At September 30, 2017, in the aggregate, 1,177,641 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 303,800 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2017, unrecognized compensation expense related to outstanding RSUs of $16.2 million is expected to be recognized over a weighted average period of 1.42 years.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as shown in the table below, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of September 30, 2017, as well as the fully phased-in requirements through 2019.

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at September 30, 2017 and December 31, 2016, respectively (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2017
Tier 1 capital (to average assets):
PlainsCapital	$1,150,229	12.18%	4.0%	4.0%	5.0%
Hilltop	1,682,910	12.87%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,150,229	14.44%	5.75%	7.0%	6.5%
Hilltop	1,633,561	17.66%	5.75%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,150,229	14.44%	7.25%	8.5%	8.0%
Hilltop	1,682,910	18.20%	7.25%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,213,069	15.23%	9.25%	10.5%	10.0%
Hilltop	1,730,164	18.71%	9.25%	10.5%	N/A

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

At September 30, 2017, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$181,288	$3,353
Less: required net capital	9,679	250
Excess net capital	$171,609	$3,103

Net capital as a percentage of aggregate debit items	37.5%
Net capital in excess of 5% aggregate debit items	$157,089

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At September 30, 2017 and December 31, 2016, Hilltop Securities held cash of $207.3 million and $181.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. Hilltop Securities was not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2017 and December 31, 2016. The fair values of any segregated assets included in special reserve accounts were determined using Level 1 inputs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by the HUD and the GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with its minimum net worth and liquidity requirements. As of September 30, 2017, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	September 30,	December 31,
	2017	2016
Capital and surplus:
National Lloyds Insurance Company	$86,879	$131,328
American Summit Insurance Company	21,831	30,462

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory net income (loss):
National Lloyds Insurance Company	$(4,147)	$8,146	$(10,663)	$4,507
American Summit Insurance Company	(1,216)	(357)	(693)	729

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2017, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2017, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

16. Stockholders’ Equity

Dividend Declaration

On October 26, 2017, the Company announced that its board of directors declared a quarterly cash dividend of $0.06 per common share, payable on November 30, 2017, to all common stockholders of record as of the close of business on November 15, 2017.

Stock Repurchase Program

The Company’s board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018, under which the Company may repurchase, in the aggregate, up to $50.0 million

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

of its outstanding common stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. During the nine months ended September 30, 2017, the Company paid $27.4 million to repurchase an aggregate of 1,057,656 shares of common stock at an average price of $25.87 per share. These shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. The Company’s accounting treatment and policy regarding stock repurchases is discussed in detail in Note 1 to the consolidated financial statements included in the Company’s 2016 Form 10-K.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments decreased $9.9 million during the three months ended September 30, 2017, compared with an increase of $1.2 million during the three months ended September 30, 2016, while the fair values of PrimeLending’s derivatives decreased $0.4 million and $13.0 million during the nine months ended September 30, 2017 and 2016, respectively. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivatives decreased $3.6 million and  $8.5 million during the three months ended September 30, 2017 and 2016, respectively, while the fair values of the Bank’s derivatives increased $49 thousand during the three months ended September 30, 2017, compared with an increase of $0.3 million during the three months ended September 30, 2016. The fair values of the Hilltop Broker-Dealers’ derivatives increased $12.6 million and $1.0 million during the nine months ended September 30, 2017 and 2016, respectively, while the fair values of the Bank’s derivatives increased $0.2 million during the nine months ended September 30, 2017, compared with a decrease of $0.3 million during the nine months ended September 30, 2016. The changes in fair value were recorded as a component of other noninterest income.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	September 30, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,248,422	$28,601	$944,550	$23,269
Customer-based written options	14,930	30	—	—
Customer-based purchased options	14,930	(30)	—	—
Commitments to purchase MBSs	3,198,208	7,040	3,616,922	(1,155)
Commitments to sell MBSs	5,878,986	2,517	5,609,250	(532)
Interest rate swaps and swaptions	28,152	(95)	32,452	(283)
U.S. Treasury bond futures and options (1)	194,000	—	297,000	—

(1)    Changes in the fair value of these contracts are settled daily with PrimeLending’s counterparty.

PrimeLending had cash collateral advances totaling $3.7 million to offset net liability derivative positions on its commitments to sell MBSs at September 30, 2017, compared to a payable of $19.1 million on its net liability derivative position on its commitments to sell MBSs at December 31, 2016. In addition, PrimeLending advanced cash collateral totaling $3.2 million on its U.S. Treasury bond futures and options at both September 30, 2017 and December 31, 2016. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2017
Securities borrowed:
Institutional counterparties	$1,611,885	$—	$1,611,885	$(1,554,629)	$—	$57,256

Interest rate options:
Customer counterparties	30	—	30	—	—	30

Reverse repurchase agreements:
Institutional counterparties	134,654	—	134,654	(134,040)	—	614

Forward MBS derivatives:
Institutional counterparties	11,567	(1,170)	10,397	(7,673)	—	2,724
	$1,758,136	$(1,170)	$1,756,966	$(1,696,342)	$—	$60,624
December 31, 2016
Securities borrowed:
Institutional counterparties	$1,436,069	$—	$1,436,069	$(1,385,664)	$—	$50,405

Reverse repurchase agreements:
Institutional counterparties	89,430	—	89,430	(89,369)	—	61

Forward MBS derivatives:
Institutional counterparties	21,366	(3,893)	17,473	(9,012)	—	8,461
	$1,546,865	$(3,893)	$1,542,972	$(1,484,045)	$—	$58,927

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2017
Securities loaned:
Institutional counterparties	$1,447,570	$—	$1,447,570	$(1,393,258)	$—	$54,312

Interest rate options:
Institutional counterparties	30	—	30	—	—	30

Interest rate swaps and swaptions:
Institutional counterparties	118	(23)	95	(1,149)	—	(1,054)

Repurchase agreements:
Institutional counterparties	476,181	—	476,181	(476,181)	—	—
Customer counterparties	135,520	—	135,520	(135,520)	—	—

Forward MBS derivatives:
Institutional counterparties	839	—	839	(839)	—	—
	$2,060,258	$(23)	$2,060,235	$(2,006,947)	$—	$53,288
December 31, 2016
Securities loaned:
Institutional counterparties	$1,283,676	$—	$1,283,676	$(1,237,868)	$—	$45,808

Interest rate swaps and swaptions:
Institutional counterparties	297	(14)	283	(3,000)	—	(2,717)

Repurchase agreements:
Institutional counterparties	39,970	—	39,970	(39,970)	—	—
Customer counterparties	155,194	—	155,194	(155,194)	—	—

Forward MBS derivatives:
Institutional counterparties	19,159	—	19,159	(19,159)	—	—
	$1,498,296	$(14)	$1,498,282	$(1,455,191)	$—	$43,091

Secured Borrowing Arrangements

Secured Borrowings (Repurchase Agreements)  — The Company participates in transactions involving securities sold under repurchase agreements, which are secured borrowings and generally mature one day from the transaction date or involve arrangements with no definite termination date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities, which is monitored on a daily basis.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2017 and December 31, 2016.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2017	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$186,089	$—	$—	$—	$186,089
Asset-backed securities	425,612	—	—	—	425,612

Securities lending transactions:
Corporate securities	15,469	—	—	—	15,469
Equity securities	1,432,101	—	—	—	1,432,101
Total	$2,059,271	$—	$—	$—	$2,059,271

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,059,271
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2016	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$195,164	$—	$—	$—	$195,164

Securities lending transactions:
Corporate securities	14,816	—	—	—	14,816
Equity securities	1,268,860	—	—	—	1,268,860
Total	$1,478,840	$—	$—	$—	$1,478,840

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,478,840
Amount related to agreements not included in offsetting disclosure above					$—

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2017	2016
Receivables:
Securities borrowed	$1,611,885	$1,436,069
Securities failed to deliver	25,478	33,834
Trades in process of settlement	16,545	10,223
Other	18,215	17,615
	$1,672,123	$1,497,741
Payables:
Securities loaned	$1,447,570	$1,283,676
Correspondents	27,225	31,040
Securities failed to receive	39,312	31,724
Other	3,591	688
	$1,517,698	$1,347,128

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	September 30,	December 31,
	2017	2016
Reserve for unpaid losses and allocated LAE balance, net	$29,849	$25,203
Reinsurance recoverables on unpaid losses	35,297	9,434
Unallocated LAE	1,860	1,189
Reserve for unpaid losses and LAE balance, gross	$67,006	$35,826

This increase in the gross reserve for unpaid losses and LAE was primarily due to losses attributable to non-catastrophic weather-related events that occurred in 2017 and Hurricane Harvey which occurred in August and September 2017. See Note 21 for further details regarding the effects of reinsurance.

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

			September 30, 2017
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Nine Months Ended September 30, 2017		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2012	$113,037	$114,693	$7	16,658
2013	110,483	111,128	44	15,701
2014	83,044	84,289	197	13,146
2015	84,986	88,028	1,231	14,997
2016	80,786	86,301	3,696	21,363
2017	61,158	78,816	5,462	18,624
Total	533,494	$563,255
	88	All outstanding reserves prior to 2012, net of reinsurance
	$29,849	Reserve for unpaid losses and allocated LAE, net of reinsurance

21. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2017,  total reinsurance recoverables and receivables had a carrying value of $35.8 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at September 30, 2017, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$33,909	$36,096	$38,200	$39,839	$107,497	$110,048	$119,955	$120,902
Reinsurance assumed	3,200	2,993	2,927	2,798	9,427	8,721	8,752	8,180
Reinsurance ceded	(4,028)	(4,596)	(4,038)	(3,890)	(10,215)	(12,116)	(11,783)	(11,881)
Net premiums	$33,081	$34,493	$37,089	$38,747	$106,709	$106,653	$116,924	$117,201

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Losses and LAE incurred	$67,152	$19,953	$122,806	$98,903
Reinsurance recoverables	(35,918)	(3,898)	(36,688)	(23,678)
Net loss and LAE incurred	$31,234	$16,055	$86,118	$75,225

Catastrophic coverage

At September 30, 2017, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of three layers of protection: $17 million in excess of $8 million retention and/or loss; $30 million in excess of $25 million loss; and $50 million in excess of $55 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At September 30, 2017, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2017, NLC renewed its underlying excess of loss contract that provides $10 million aggregate coverage in excess of NLC’s per event retention and aggregate retention for sub-catastrophic events. NLC retains no participation beyond the first $1 million, which is consistent with 2016.

During August and September 2017, NLC experienced losses related to Hurricane Harvey in excess of retention. As of September 30, 2017, the total gross losses and LAE incurred associated with Hurricane Harvey was $19.0 million. However, because the losses exceeded retention, net exposure to NLC was $3.9 million retention and $1.5 million in reinstatement premiums.

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

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$89,322	$12,215	$94	$864	$(2,589)	$5,074	$104,980
Provision for loan losses	1,665	(405)	—	—	—	—	1,260
Noninterest income	11,414	91,418	163,758	36,839	182	(5,134)	298,477
Noninterest expense	62,750	83,836	151,056	47,015	9,325	(140)	353,842
Income (loss) before income taxes	$36,321	$20,202	$12,796	$(9,312)	$(11,732)	$80	$48,355

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$273,595	$31,052	$(791)	$1,982	$(7,413)	$14,631	$313,056
Provision for loan losses	8,907	(89)	—	—	—	—	8,818
Noninterest income	49,323	266,779	487,033	113,562	12,792	(14,881)	914,608
Noninterest expense	186,075	252,395	444,263	133,444	25,010	(602)	1,040,585
Income (loss) before income taxes	$127,936	$45,525	$41,979	$(17,900)	$(19,631)	$352	$178,261

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,549	$7,823	$(3,076)	$716	$(1,854)	$5,012	$99,170
Provision for loan losses	4,179	(189)	—	—	—	—	3,990
Noninterest income	12,711	103,511	202,560	41,170	—	(5,494)	354,458
Noninterest expense	61,536	94,094	168,303	30,415	10,041	(256)	364,133
Income (loss) before income taxes	$37,545	$17,429	$31,181	$11,471	$(11,895)	$(226)	$85,505

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$268,682	$22,314	$(7,941)	$2,213	$(5,413)	$13,552	$293,407
Provision for loan losses	36,292	(19)	—	—	—	—	36,273
Noninterest income	39,012	287,293	541,779	124,366	2	(14,614)	977,838
Noninterest expense	181,016	270,135	465,463	118,506	22,373	(806)	1,056,687
Income (loss) before income taxes	$90,386	$39,491	$68,375	$8,073	$(27,784)	$(256)	$178,285

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
September 30, 2017
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,708,778	$3,432,228	$2,176,943	$327,767	$2,041,901	$(4,154,817)	$13,532,800

December 31, 2016
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,527,518	$2,777,849	$2,042,458	$347,252	$2,032,749	$(3,989,764)	$12,738,062

23. Earnings per Common Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted Stock Awards, all of which are vested as of September 30, 2017, were the only instruments issued by Hilltop which qualified as participating securities.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and nine months ended September 30, 2017, RSUs were the only potentially dilutive non-participating instruments issued by

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Hilltop, while during the three and nine months ended September 30, 2016, stock options and RSUs were potentially dilutive non-participating instruments. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Income attributable to Hilltop	$30,206	$51,932	$119,116	$110,573
Less: income applicable to participating shares	—	(5)	—	(11)
Net earnings available to Hilltop common stockholders	$30,206	$51,927	$119,116	$110,562

Weighted average shares outstanding - basic	96,096	98,490	97,554	98,367

Basic earnings per common share	$0.31	$0.53	$1.22	$1.12

Diluted earnings per share:
Income attributable to Hilltop	$30,206	$51,932	$119,116	$110,573

Weighted average shares outstanding - basic	96,096	98,490	97,554	98,367
Effect of potentially dilutive securities	210	135	249	206
Weighted average shares outstanding - diluted	96,306	98,625	97,803	98,573

Diluted earnings per common share	$0.31	$0.53	$1.22	$1.12

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						September 30, 2017
							Total of
							Incurred
							But Not
							Reported
							Reserves Plus	Cumulative
	Nine Months Ended September 30, 2017						Development	Number of
Accident	2012	2013	2014	2015	2016	2017	On Reported	Reported
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Claims	Claims
2012	$107,873	$108,753	$114,031	$114,067	$114,517	$114,693	$7	16,658
2013		107,793	108,951	111,006	111,011	111,128	44	15,701
2014			83,784	85,037	84,221	84,289	197	13,146
2015				89,646	88,477	88,028	1,231	14,997
2016					84,771	86,301	3,696	21,363
2017						78,816	5,462	18,624
						$563,255

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Nine Months Ended September 30, 2017
Accident	2012	2013	2014	2015	2016	2017
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2012	$89,603	$101,968	$107,126	$110,782	$112,062	$113,037
2013		94,238	104,938	108,099	109,662	110,483
2014			70,831	79,713	81,684	83,044
2015				71,820	82,940	84,986
2016					71,543	80,786
2017						61,158
					Total	$533,494
All outstanding reserves prior to 2012, net of reinsurance						88
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance						$29,849

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make strategic acquisitions, the costs of integration of the operations acquired in the SWS Merger (as defined below), our revenue, our liquidity and sources of funding, market trends, operations and business, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected losses on covered loans and related reimbursements from the Federal Deposit Insurance Corporation (“FDIC”), anticipated amortization of the value of the receivable under our loss-share agreements with the FDIC (“FDIC Indemnification Asset”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans and the outcome of litigation are forward-looking statements.

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

PCC.  PCC is a financial holding company that provides, through its subsidiaries, traditional banking and wealth, investment and treasury management services primarily in Texas and residential mortgage loans throughout the United States.

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

During the three and nine months ended September 30, 2017, our net income to common stockholders was $30.2 million, or $0.31 per diluted share, and $119.1 million, or $1.22 per diluted share, respectively.  We declared total common dividends of $0.06 and $0.18 per share during the three and nine months ended September 30, 2017,  respectively, which resulted in dividend payout ratios of 19.09% and 14.74%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $27.4 million to repurchase our common stock during the nine months ended September 30, 2017.

We reported $48.4 million and $178.3 million of consolidated income before income taxes during the three and nine months ended September 30, 2017,  respectively, including the following contributions from our four reportable business segments.

•	The banking segment contributed $36.3 million and $127.9 million of income before income taxes during the three and nine months ended September 30, 2017, respectively;
•	The broker-dealer segment contributed $20.2 million and $45.5 million of income before income taxes during the three and nine months ended September 30, 2017, respectively;
•	The mortgage origination segment contributed $12.8 million and $42.0 million of income before income taxes during the three and nine months ended September 30, 2017, respectively; and
•	The insurance segment incurred losses before income taxes of $9.3 million and $17.9 million during the three and nine months ended September 30, 2017, respectively.

During August and September 2017, Hurricanes Harvey and Irma affected both the Company and its customers. While we continue to monitor and evaluate the financial impact and exposures related to these hurricanes, all of our businesses are fully operational. The estimated pre-tax earnings impact from these hurricanes on our third quarter operating results was $9.8 million. Specifically, within our insurance segment, the total loss and loss adjustment expenses (“LAE”) incurred associated with the hurricanes was $19.6 million. However, since the losses exceeded excess of loss retention coverage, net exposure to the insurance segment was $4.5 million retention and $1.5 million in reinstatement premiums. The effect on our broker-dealer segment’s operating results were limited to $0.3 million associated with waived customer fees. While the mortgage origination and banking segments did not identify any immediate losses based on client interactions and the review of collateral domiciled in the affected areas, each has recorded loss estimates within its third quarter operating results. The mortgage origination segment’s results included a $1.5 million indemnification liability reserve associated with loss exposures related to funded loans, not yet sold into the secondary markets, as well as loans upon which it owns the mortgage servicing rights. The banking segment has reflected $2.0 million associated with estimated hurricane loss exposures within the qualitative factors used to determine its allowance for loan losses during the three and nine months ended September 30, 2017. Loan balances in the affected areas represented approximately 12% of total bank loans as of September 30, 2017 and are summarized by portfolio segment in the following table (dollars in millions).

Commercial and industrial	$110
Real estate	590
Construction and land development	—
Consumer	1
Broker-dealer	—
Total loans in affected areas	$701

Additionally, during the nine months ended September 30, 2017, our consolidated income before taxes included the recognition within corporate of a  pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger as discussed in detail in Note 12, Commitments and Contingencies.

During the three months ended June 30, 2016, the Bank discovered irregularities with respect to a non-covered loan that is currently in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off, representing the entire outstanding principal balance of the loan. The banking segment’s financial results for the nine months ended September 30, 2016 reflect this charge-off. During the three months ended June 30, 2017, the Bank recorded other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery. The Bank is actively pursuing legal remedies to recover losses arising from this isolated incident, including litigation against the borrower and guarantors. The Bank cannot currently estimate the amount of any future recoveries or additional expenses related to this charged-off loan.

At September 30, 2017, on a consolidated basis, we had total assets of $13.5 billion, total deposits of $7.7 billion, total loans, including loans held for sale, of $8.2 billion and stockholders’ equity of $1.9 billion.

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

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$89,322	$12,215	$94	$864	$(2,589)	$5,074	$104,980
Provision for loan losses	1,665	(405)	—	—	—	—	1,260
Noninterest income	11,414	91,418	163,758	36,839	182	(5,134)	298,477
Noninterest expense	62,750	83,836	151,056	47,015	9,325	(140)	353,842
Income (loss) before income taxes	$36,321	$20,202	$12,796	$(9,312)	$(11,732)	$80	$48,355

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$273,595	$31,052	$(791)	$1,982	$(7,413)	$14,631	$313,056
Provision for loan losses	8,907	(89)	—	—	—	—	8,818
Noninterest income	49,323	266,779	487,033	113,562	12,792	(14,881)	914,608
Noninterest expense	186,075	252,395	444,263	133,444	25,010	(602)	1,040,585
Income (loss) before income taxes	$127,936	$45,525	$41,979	$(17,900)	$(19,631)	$352	$178,261

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,549	$7,823	$(3,076)	$716	$(1,854)	$5,012	$99,170
Provision for loan losses	4,179	(189)	—	—	—	—	3,990
Noninterest income	12,711	103,511	202,560	41,170	—	(5,494)	354,458
Noninterest expense	61,536	94,094	168,303	30,415	10,041	(256)	364,133
Income (loss) before income taxes	$37,545	$17,429	$31,181	$11,471	$(11,895)	$(226)	$85,505

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$268,682	$22,314	$(7,941)	$2,213	$(5,413)	$13,552	$293,407
Provision for loan losses	36,292	(19)	—	—	—	—	36,273
Noninterest income	39,012	287,293	541,779	124,366	2	(14,614)	977,838
Noninterest expense	181,016	270,135	465,463	118,506	22,373	(806)	1,056,687
Income (loss) before income taxes	$90,386	$39,491	$68,375	$8,073	$(27,784)	$(256)	$178,285

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $313.1 million and $293.4 million in net interest income during the nine months ended September 30, 2017 and 2016, respectively. Changes in net interest income primarily included increases within our banking, broker-dealer and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services. We generated $189.0 million and $202.8 million in securities commissions and fees and investment and securities advisory fees and commissions, and $70.2  million and $81.0 million in gains from derivative and trading portfolio activities (included within other noninterest income) during the nine months ended September 30, 2017 and 2016, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2017 and 2016, we generated $487.1 million and $541.1 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $106.7 million and $117.2 million in net insurance premiums earned during the nine months ended September 30, 2017 and 2016, respectively.

In the aggregate, we generated $914.6 million and $977.8 million in noninterest income during the nine months ended September 30, 2017 and 2016, respectively. This year-over-year decrease in noninterest income was predominantly attributable to decreases in noninterest income in our mortgage origination,  broker-dealer and insurance segments, partially offset by increases in noninterest income due to the previously mentioned increase in other noninterest income of $15.0 million within the banking segment and the $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended September 30, 2017 was $30.2 million, or $0.31 per diluted share, compared with net income applicable to common stockholders of $51.9 million, or $0.53 per diluted share, during the three months ended September 30, 2016.  The consolidated operating results during the three months ended September 30, 2017 included the previously mentioned estimated pre-tax earnings impact from the hurricanes of $9.8  million. Net income applicable to common stockholders during the nine months ended September 30, 2017 was $119.1 million, or $1.22 per diluted share, compared with net income applicable to common stockholders of $110.6 million, or $1.12 per diluted share, during the nine months ended September 30, 2016.  The consolidated operating results during the nine months ended September 30, 2017 included the previously mentioned increase to other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery related to a single, large loan charged off by the Bank in 2016 and the pre-tax net increase to other noninterest income of $11.6 million (or $14.3 million after income tax benefit of $2.6 million) related to the resolution of the appraisal proceedings from the SWS Merger,   partially offset by the hurricane losses noted above. The consolidated operating results during the three and nine months ended September 30, 2016 included the previously mentioned $24.5 million charge-off of the single, large loan by the Bank.

Our consolidated operating results during the nine months ended September 30, 2017 also included transaction costs related to the acquisition of SWS (the “SWS Merger”), while our consolidated operating results during the nine months ended September 30, 2016 included both transaction costs and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), incurred as a result of the integration of the operations and systems acquired in the SWS Merger.

During the nine months ended September 30, 2017, we incurred $1.6 million in pre-tax transaction costs related to the SWS Merger. During the nine months ended September 30, 2016, we incurred transaction costs and integration-related costs related to the SWS Merger totaling $12.5 million resulting from $6.7 million in pre-tax transaction costs and pre-tax integration-related costs associated with employee, professional fee and contractual expenses of $2.9 million, $2.8 million and $0.1 million, respectively. Effective as of the close of business on January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. The integration is complete and Hilltop Securities does not expect to incur any additional integration costs in relation to the SWS Merger.

Certain items included in net income for 2017 and 2016 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger (collectively, the “Bank Transactions”). Income before taxes during the three months ended September 30, 2017 included net accretion of $1.3 million, $8.1 million and $0.8 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $1.6 million, $0.1 million and $0.2 million, respectively. During the three months ended September 30, 2016, income before taxes included net accretion of  $1.9 million, $12.2 million and $1.1 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.0 million, $0.2 million and $0.2 million, respectively. Income before taxes during the nine months ended September 30, 2017 included net accretion of $3.2 million, $38.5 million and $2.6 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $4.8 million, $0.5 million and $0.6 million, respectively. During the nine months ended September 30, 2016, income before taxes included net accretion of  $7.8 million, $36.2 million and $3.5 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $6.0 million, $0.6 million and $0.7 million, respectively.

In addition, the Bank recorded a “true-up” accrual related to the loss-share agreements with the FDIC and amortization of the FDIC Indemnification Asset, both related to the FNB Transaction, of $5.5 million and $15.4 million during the three and nine months ended September 30, 2017,  respectively, compared to $1.4 million and $5.3  million during the same periods in 2016.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Performance Ratios:
Return on average stockholder's equity	6.32%	11.41%	8.44%	8.32%
Return on average assets	0.90%	1.69%	1.24%	1.24%
Net interest margin (1) (3) (4)	3.50%	3.65%	3.69%	3.71%
Net interest margin (taxable equivalent) (2) (3) (4)	3.52%	3.67%	3.71%	3.74%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(3)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin  by 43 basis points and 50 basis points during the three months ended September 30, 2017 and 2016, respectively, and 48 basis points and 59 basis points during the nine months ended September 30, 2017 and 2016, respectively.

(4)

Net interest margin and taxable equivalent net interest margin were 37 basis points and 64 basis points greater due to the impact of purchase accounting during the three months ended September 30, 2017 and 2016, respectively, and 56 basis points and 70 basis points greater due to the impact of purchase accounting during the nine months ended September 30, 2017 and 2016, respectively.

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

During the three months ended September 30, 2017, the consolidated taxable equivalent net interest margin of 3.52% was 37 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $1.7 million, $8.1 million and $0.8 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.4 million. The consolidated taxable equivalent net interest margin during the three months ended September 30, 2016 of 3.67% was 64 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $2.7 million, $12.2 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million.

During the nine months ended September 30, 2017, the consolidated taxable equivalent net interest margin of 3.71% was 56 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $4.9 million, $38.5 million and $2.4 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.6 million. During the nine months ended September 30, 2016, the consolidated taxable equivalent net interest margin of 3.74% was 70 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $10.5 million, $36.2 million and $3.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.5 million.

The FNB Transaction-related accretion of discount on loans of $38.5 million and  $36.2 million during the nine months ended September 30, 2017 and 2016, respectively, included accretion of approximately $4 million and $11 million, respectively, due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. The performance of the covered PCI loan portfolio since 2014, which has exceeded our expectations at the time of acquisition, has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the nine months ended September 30, 2017 and 2016 resulted in the reclassification of $27.1 million and $25.4 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$8,077,804	$102,546	5.01%	$7,315,433	$97,590	5.26%
Investment securities - taxable	1,538,890	11,134	2.88%	999,394	5,915	2.36%
Investment securities - non-taxable (2)	229,089	2,032	3.54%	296,013	2,052	2.77%
Federal funds sold and securities purchased under agreements to resell	139,398	—	0.00%	185,533	52	0.11%
Interest-bearing deposits in other financial institutions	282,806	853	1.20%	478,560	567	0.47%
Securities borrowed	1,548,039	11,404	2.88%	1,476,297	9,037	2.44%
Other	87,281	1,536	7.00%	65,858	585	3.54%
Interest-earning assets, gross (2)	11,903,307	129,505	4.30%	10,817,088	115,798	4.22%
Allowance for loan losses	(61,243)			(53,470)
Interest-earning assets, net	11,842,064			10,763,618
Noninterest-earning assets	1,506,552			1,588,921
Total assets	$13,348,616			$12,352,539

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,350,959	$6,841	0.51%	$4,851,952	$3,996	0.33%
Securities loaned	1,398,922	8,935	2.53%	1,390,071	6,955	1.99%
Notes payable and other borrowings	1,781,498	8,188	1.81%	1,339,395	5,142	1.53%
Total interest-bearing liabilities	8,531,379	23,964	1.11%	7,581,418	16,093	0.84%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,290,151			2,251,744
Other liabilities	627,907			705,985
Total liabilities	11,449,437			10,539,147
Stockholders’ equity	1,896,838			1,810,266
Noncontrolling interest	2,341			3,126
Total liabilities and stockholders' equity	$13,348,616			$12,352,539

Net interest income (2)		$105,541			$99,705
Net interest spread (2)			3.19%			3.38%
Net interest margin (2)			3.52%			3.67%

	Nine Months Ended September 30,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,659,277	$306,330	5.30%	$7,007,669	$287,591	5.41%
Investment securities - taxable	1,343,753	27,654	2.75%	1,041,245	19,075	2.44%
Investment securities - non-taxable (2)	226,977	5,684	3.34%	283,033	6,532	3.08%
Federal funds sold and securities purchased under agreements to resell	134,826	50	0.05%	152,010	115	0.10%
Interest-bearing deposits in other financial institutions	386,695	2,640	0.91%	431,056	1,524	0.47%
Securities borrowed	1,516,004	29,054	2.53%	1,574,084	22,952	1.95%
Other	86,587	3,673	5.66%	63,235	1,671	3.53%
Interest-earning assets, gross (2)	11,354,119	375,085	4.38%	10,552,332	339,460	4.25%
Allowance for loan losses	(58,303)			(51,198)
Interest-earning assets, net	11,295,816			10,501,134
Noninterest-earning assets	1,535,649			1,593,065
Total assets	$12,831,465			$12,094,199

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,144,173	$16,995	0.44%	$4,819,336	$11,872	0.33%
Securities loaned	1,383,329	22,756	2.20%	1,485,463	17,857	1.61%
Notes payable and other borrowings	1,515,767	20,684	1.81%	1,146,993	14,483	1.69%
Total interest-bearing liabilities	8,043,269	60,435	1.00%	7,451,792	44,212	0.79%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,266,361			2,203,011
Other liabilities	632,384			663,043
Total liabilities	10,942,014			10,317,846
Stockholders’ equity	1,886,874			1,774,196
Noncontrolling interest	2,577			2,157
Total liabilities and stockholders' equity	$12,831,465			$12,094,199

Net interest income (2)		$314,650			$295,248
Net interest spread (2)			3.38%			3.46%
Net interest margin (2)			3.71%			3.74%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.6  million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

On a consolidated basis, net interest income increased $5.8 million and $19.6 million during the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. Changes in net interest income were primarily related to increases in the net interest earned on mortgage-backed securities and increases in the average stock borrowing balances in our broker-dealer segment and net volume and yield changes on the loan portfolio within our banking segment as a result of the changes in year-over-year accretion of discount on loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which related to the banking segment, was $1.3 million and $4.0 million during the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $1.4 million, partially offset by the recapture of charges on PCI loans of $0.1  million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $6.4 million, partially offset by the recapture of charges on PCI loans of $2.4 million during the three months ended September 30, 2016.  During the nine months ended September 30, 2017 and 2016, the consolidated provision for loan losses, substantially all of which related to the banking segment, was $8.8 million and $36.3 million, respectively. The provision for loan losses during the nine months ended September 30, 2017 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $7.5 million and charges on PCI loans of $1.3 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $37.5 million, partially offset by the recapture of charges on PCI loans of $1.2 million during the nine months ended September 30, 2016. In addition, as previously mentioned, the consolidated provision for loan losses during the nine months ended September 30, 2016 included a $24.5 million charge-off of a single large loan by the Bank.

Consolidated noninterest income decreased $56.0 million and $63.2 million during the three and nine months ended September 30, 2017,  respectively, compared with the same periods in 2016. Consolidated noninterest income during the nine months ended September 30, 2017 included the previously mentioned increase to other noninterest income of $15.0 million in our banking segment and the pre-tax net increase to other noninterest income of $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger. The year-over-year changes in noninterest income, other than the previously mentioned non-recurring items, during the three and nine months ended September 30, 2017,  compared with the same periods in 2016,  were primarily driven by decreases in noninterest income within each of our operating segments.

Consolidated noninterest expense decreased $10.3 million and $16.1 million during the three and nine months ended September 30, 2017,  respectively, compared with the same periods in 2016. The year-over-year decrease in noninterest expense during the three and nine months ended September 30, 2017,  compared with the same periods in 2016, primarily included decreases in noninterest expense within our broker-dealer and mortgage origination segments, partially offset by an increase within our banking segment and an increase in our insurance segment due to the effects of hurricanes as well as other weather-related losses experienced during 2017.  During the nine months ended September 30, 2017, we incurred pre-tax transaction and integration costs related to the SWS Merger of $1.6 million, compared with $12.5 million during the same period in 2016.

Consolidated income tax expense during the three months ended September 30, 2017 and 2016 was $18.0 million and $33.0 million, respectively, reflecting effective tax rates of 37.2% and 38.6%, respectively. During the nine months ended September 30, 2017 and 2016, consolidated income tax expense was $58.8 million and $65.9 million, respectively, reflecting effective tax rates of 33.0% and 37.0%,  respectively. The effective tax rate during the three months ended September 30, 2017 was higher than the statutory rate primarily due to state income taxes. The effective tax rate during the nine months ended September 30, 2017 was lower than the statutory rate primarily due to a nontaxable gain recorded in the resolution of the SWS matter as discussed in Note 12 to the consolidated financial statements, as the SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code.  The effective tax rates during the three and nine months ended September 30, 2016 were slightly higher than the statutory rate primarily due to non-deductible transaction costs associated with the SWS Merger, offset by the recognition of excess tax benefits on share-based payment awards.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended September 30, 2017 and 2016 was $36.3 million and $37.5 million, respectively,  while income before income taxes in our banking segment during the nine months ended September 30, 2017 and 2016 was $127.9 million and $90.4 million, respectively. The increase in income before income taxes during the nine months ended September 30, 2017,  compared with the same period in 2016, was primarily due to the  inclusion of the previously mentioned increase to other noninterest income of $15.0 million during the nine months ended September 30, 2017 and the $24.5 million charge-off within the provision for loan losses during the nine months ended September 30, 2016. Income before income taxes during the nine months ended September 30, 2017, compared with the same period in 2016, also increased due to an increase in net interest income associated with net volume and yield changes.  See discussion in the Overview for the effect of recent hurricanes on the banking segment’s operating results.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Performance Ratios:
Efficiency ratio (1)	62.29%	59.59%	57.62%	58.83%
Return on average assets	0.94%	1.09%	1.17%	0.91%
Net interest margin (2) (4)	4.03%	4.50%	4.34%	4.69%
Net interest margin (taxable equivalent) (3) (4)	4.05%	4.53%	4.36%	4.71%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(4)

Net interest margin and taxable equivalent net interest margin were 51 basis points and 90 basis points greater due to the impact of purchase accounting during the three months ended September 30, 2017 and 2016, respectively, and 77 basis points and 99 basis points greater due to the impact of purchase accounting during the nine months ended September 30, 2017 and 2016, respectively.

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

During the three months ended September 30, 2017, the banking segment’s taxable equivalent net interest margin of 4.05% was 51 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $1.7 million, $8.1 million and $0.8 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.4 million. The banking segment’s taxable equivalent net interest margin during the three months ended September 30, 2016 of 4.53% was 90 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $2.7 million, $12.2 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million.

During the nine months ended September 30, 2017, the banking segment’s taxable equivalent net interest margin of 4.36% was 77 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $4.9 million, $38.5 million and $2.4 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.6 million. The banking segment’s taxable equivalent net interest margin during the nine months ended September 30, 2016 of 4.71% was 99 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $10.5 million, $36.2 million and $3.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.5 million.

The FNB Transaction-related accretion of discount on loans of $38.5 million and $36.2 million during the nine months ended September 30, 2017 and 2016, respectively, included accretion of approximately $4  million and $11 million, respectively, due to better-than-expected resolution of covered PCI loans during the respective periods. The performance of the covered PCI loan portfolio since 2014, which has exceeded our expectations at the time of acquisition, has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the nine months ended September 30, 2017 and 2016 resulted in the reclassification of $27.1 million and $25.4 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,806,508	$78,769	5.34%	$5,363,523	$78,749	5.78%
Subsidiary warehouse lines of credit	1,669,633	15,991	3.75%	1,363,413	13,235	3.80%
Investment securities - taxable	877,080	4,308	1.96%	680,587	3,121	1.83%
Investment securities - non-taxable (2)	125,848	1,195	3.80%	137,009	1,245	3.63%
Federal funds sold and securities purchased under agreements to resell	571	—	0.27%	38,246	52	0.54%
Interest-bearing deposits in other financial institutions	244,017	780	1.27%	389,713	516	0.53%
Other	72,362	646	3.57%	57,839	527	3.65%
Interest-earning assets, gross (2)	8,796,019	101,689	4.55%	8,030,330	97,445	4.77%
Allowance for loan losses	(61,099)			(53,279)
Interest-earning assets, net	8,734,920			7,977,051
Noninterest-earning assets	948,062			1,031,002
Total assets	$9,682,982			$9,008,053

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,056,539	$9,479	0.74%	$4,558,000	$5,075	0.44%
Notes payable and other borrowings	915,818	2,478	1.06%	775,175	1,024	0.52%
Total interest-bearing liabilities (3)	5,972,357	11,957	0.79%	5,333,175	6,099	0.45%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,293,091			2,280,750
Other liabilities	49,031			70,971
Total liabilities	8,314,479			7,684,896
Stockholders’ equity	1,368,503			1,323,157
Total liabilities and stockholders’ equity	$9,682,982			$9,008,053

Net interest income (2)		$89,732			$91,346
Net interest spread (2)			3.76%			4.33%
Net interest margin (2)			4.05%			4.53%

	Nine Months Ended September 30,
	2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,643,019	$243,017	5.70%	$5,242,000	$236,436	5.93%
Subsidiary warehouse lines of credit	1,425,476	40,622	3.76%	1,169,400	34,226	3.85%
Investment securities - taxable	841,048	12,014	1.90%	717,097	10,788	2.01%
Investment securities - non-taxable (2)	125,310	3,565	3.79%	138,377	3,798	3.66%
Federal funds sold and securities purchased under agreements to resell	7,808	50	0.86%	28,266	115	0.54%
Interest-bearing deposits in other financial institutions	307,624	2,389	1.04%	341,372	1,371	0.54%
Other	71,533	1,804	3.36%	53,631	1,525	3.79%
Interest-earning assets, gross (2)	8,421,818	303,461	4.77%	7,690,143	288,259	4.94%
Allowance for loan losses	(58,144)			(50,982)
Interest-earning assets, net	8,363,674			7,639,161
Noninterest-earning assets	959,370			1,046,027
Total assets	$9,323,044			$8,685,188

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,863,393	$23,136	0.64%	$4,515,661	$14,764	0.44%
Notes payable and other borrowings	796,086	5,501	0.91%	600,720	2,423	0.53%
Total interest-bearing liabilities (3)	5,659,479	28,637	0.67%	5,116,381	17,187	0.45%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,249,786			2,220,755
Other liabilities	53,063			55,315
Total liabilities	7,962,328			7,392,451
Stockholders’ equity	1,360,716			1,292,737
Total liabilities and stockholders’ equity	$9,323,044			$8,685,188

Net interest income (2)		$274,824			$271,072
Net interest spread (2)			4.09%			4.49%
Net interest margin (2)			4.36%			4.71%

(1)	Average balance includes non-accrual loans.

(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.4  million for both the three months ended September 30, 2017 and 2016 and $1.2 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)

Only considers debt of PlainsCapital without the allocation of interest expense on PCC debt of $0.4 million and $1.1 million for the three and nine months ended September 30, 2016,  respectively. Interest expense on PCC debt was not allocated to PlainsCapital beginning January 1, 2017.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$6,450	$(6,430)	$20	$17,801	$(11,220)	$6,581
Subsidiary warehouse lines of credit	2,932	(176)	2,756	7,365	(969)	6,396
Investment securities - taxable	908	279	1,187	1,860	(634)	1,226
Investment securities - non-taxable (2)	(102)	52	(50)	(358)	125	(233)
Federal funds sold and securities purchased under agreements to resell	(51)	(1)	(52)	(83)	18	(65)
Interest-bearing deposits in other financial institutions	(194)	458	264	(135)	1,153	1,018
Other	133	(14)	119	508	(229)	279
Total interest income (2)	10,076	(5,832)	4,244	26,958	(11,756)	15,202

Interest expense
Deposits	$557	$3,847	$4,404	$1,136	$7,236	$8,372
Notes payable and other borrowings	184	1,270	1,454	778	2,300	3,078
Total interest expense	741	5,117	5,858	1,914	9,536	11,450

Net interest income (2)	$9,335	$(10,949)	$(1,614)	$25,044	$(21,292)	$3,752

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income decreased $1.6 million during the three months ended September 30, 2017, compared to the same period in 2016, while taxable equivalent net interest income increased $3.8 million during the nine months ended September 30, 2017, compared with the same period in 2016. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $5.8 million during the three months ended September 30, 2017, compared with the same period in 2016, primarily due to a decrease in accretion of discount on loans of $5.4 million. Changes in yields earned on interest-earning assets decreased  taxable equivalent net interest income by $11.8 million during the nine months ended September 30, 2017,  compared with the same period in 2016,  primarily due to a decrease in accretion of discount on loans of $4.1 million.  Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. We experienced interest rate margin compression during the three and nine months ended September 30, 2017, which was driven by the rising interest rate environment and the rate floors in effect for a portion of the Bank’s loan portfolio, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates. Absent a decline in interest rates, we believe this interest rate compression will continue until the rise in market interest rates is sufficient to allow our loan portfolio to reprice above applicable rate floors. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $10.1 million and $27.0 million during the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $5.1 million and $9.5 million during the three and nine months ended September 30, 2017,  respectively, compared with the same periods in 2016, due to increases in market interest rates.

The banking segment’s noninterest income was $11.4 million and $12.7 million during the three months ended September 30, 2017 and 2016, respectively, and $49.3 million and $39.0 million during the nine months ended September 30, 2017 and 2016, respectively.  Other than the previously mentioned increase to other noninterest income of $15.0 million, the changes in noninterest income for the nine months ended September 30, 2017 compared to the same period in 2016, were primarily driven by year-over-year decreases in exchange fee income due to the impact of the Durbin amendment, which became applicable to the Bank on July 1, 2016, and intercompany financing charges.

The banking segment’s noninterest expenses were $62.8 million and $61.5 million during the three months ended September 30, 2017 and 2016, respectively, and $186.1 million and $181.0 million during the nine months ended September 30, 2017 and 2016, respectively.  The change in noninterest expenses during the nine months ended September 30, 2017, compared to the same period in 2016, included increases in employees’ compensation and benefits of $3.0 million primarily due to increased benefit costs, net expenses associated with covered assets of $10.1 million, repossession and foreclosure expenses of $1.1 million, as well as legal expenses associated with the Bank’s previously mentioned efforts to recover losses associated with a charged-off loan, partially offset by a year-over-year decrease of $9.3 million associated with downward valuation adjustments on a significant covered OREO property recorded during the first nine months of 2016, as well as decreases in occupancy expenses associated with closed branches and expenses associated with organizational changes.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment was $20.2 million and $45.5 million during the three and nine months ended September 30, 2017, respectively, and $17.4 million and $39.5 million during the three and nine months ended September 30, 2016, respectively. The changes in income before income taxes during the three and nine months ended September 30, 2017, compared with the same periods in 2016, were primarily the result of decreases in pre-tax integration-related costs of $1.0 million and $5.8 million, respectively, increases in the federal funds rate during the first nine months of 2017, which led to increases of $3.7 million and $8.8 million, respectively, in fees earned on money market and FDIC insured bank deposits, and decreases of $6.0 million and $12.2 million, respectively, in investment banking and advisory fees primarily earned on the underwriting of municipal bond transactions and the secondary trading of these and other municipal securities within our public finance and capital markets business lines.

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

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net interest income:
Securities lending	$2,469	$2,083	$386	$6,298	$5,095	$1,203
Other	9,746	5,740	4,006	24,754	17,219	7,535
Total net interest income	12,215	7,823	4,392	31,052	22,314	8,738
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	10,711	13,854	(3,143)	32,369	42,435	(10,066)
Retail	21,836	19,095	2,741	61,153	55,314	5,839
Clearing	7,948	6,999	949	25,058	20,752	4,306
Other	957	825	132	3,293	2,832	461
	41,452	40,773	679	121,873	121,333	540
Investment banking and advisory fees by business line:
Public finance	19,911	24,599	(4,688)	56,599	64,727	(8,128)
Capital markets	104	1,366	(1,262)	611	4,684	(4,073)
Retail	4,170	3,637	533	12,017	10,864	1,153
Structured finance	1,123	1,292	(169)	3,265	3,763	(498)
Clearing	311	234	77	863	265	598
Other	1	1	—	4	(1)	5
	25,620	31,129	(5,509)	73,359	84,302	(10,943)
Other:
Structured finance	17,731	24,998	(7,267)	52,197	61,502	(9,305)
Capital markets	6,285	6,260	25	17,982	19,516	(1,534)
Other	330	351	(21)	1,368	640	728
	24,346	31,609	(7,263)	71,547	81,658	(10,111)
Total noninterest income	91,418	103,511	(12,093)	266,779	287,293	(20,514)
Net revenue (2)	103,633	111,334	(7,701)	297,831	309,607	(11,776)
Noninterest expense (3):
Compensation and benefits expenses	60,365	68,051	(7,686)	180,445	189,843	(9,398)
Other	23,066	25,854	(2,788)	71,861	80,273	(8,412)
Total noninterest expense	83,431	93,905	(10,474)	252,306	270,116	(17,810)

Income before income taxes	$20,202	$17,429	$2,773	$45,525	$39,491	$6,034

(1)

Securities commissions and fees includes income of $2.7 million and $1.1 million during the three months ended September 30, 2017 and 2016, respectively, and $6.3 million and $2.9 million during the nine months ended September 30, 2017 and 2016, respectively, that is eliminated in consolidation.

(2)	Net revenue is defined as the sum of total net interest income and total noninterest income
(3)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

The broker-dealer segment had net interest income of $12.2 million and $7.8 million during the three months ended September 30, 2017 and 2016, respectively, and $31.1 million and $22.3 million during the nine months ended September 30, 2017 and 2016, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increases between the three and nine months ended September 30, 2017 and comparable periods in 2016 were primarily due to increases in the net interest earned on mortgage-backed securities and increases in the average stock borrowing balances.

Noninterest income was $91.4 million and $103.5 million during the three months ended September 30, 2017 and 2016, respectively, and $266.8 million and $287.3 million during the nine months ended September 30, 2017 and 2016, respectively. The decreases in noninterest income between the three and nine months ended September 30, 2017 and comparable periods in 2016 were primarily due to decreases of $5.5 million and $10.9 million, respectively, in investment banking and advisory fees and decreases of $7.3 million and $10.1 million, respectively in other noninterest income.

Securities commissions and fees increased $0.7  million and $0.5  million during the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The increases during both periods were primarily attributable to fees earned on money market accounts and FDIC insured bank deposits by the clearing and retail businesses resulting from the 51-basis point increase in the federal funds rate during the first nine months of 2017.  These increases were partially offset by a reduction in securities commissions and fees earned in the capital markets business on the sale of over-the-counter, municipal and mortgage backed security products.

Investment banking and advisory fees decreased $5.5 million and $10.9 million during the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to reductions in the number and the aggregate dollar amount of municipal bond transactions and the municipal finance and underwriting fees associated with those and other taxable transactions.

The decrease in other noninterest income during the three months ended September 30, 2017 compared with the same period in 2016 was primarily due to a  decrease of $7.3 million in income earned from trading gains associated with the structured finance business. The decrease in other noninterest income during the nine months ended September 30, 2017 compared with the same period in 2016 was primarily due to a decrease of $10.8 million  in income earned from trading gains associated with the structured finance and capital markets businesses, partially offset by an increase of $0.7 million in the value of broker-dealer segment investments held at corporate, including investments held in the broker-dealer segment’s deferred compensation plan.

Noninterest expenses were $83.4 million and $93.9 million during the three months ended September 30, 2017 and 2016, respectively, and $252.3 million and $270.1 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in noninterest expenses of $10.5 million during the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to a decrease of $3.0 million in legal expenses associated with settled litigation and a decrease of $7.7 million in compensation and benefits expenses,  which was in part a product of the integration and merger of FSC and Hilltop Securities and in part due to the decrease in the variable compensation and benefits expense components that are based on each business line’s performance.  The decrease in noninterest expenses of $17.8 million during the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to a decrease in pre-tax integration-related professional costs of $2.8 million, a decrease of $6.3 million in legal expenses associated with settled litigation and a decrease of $9.4 million in compensation and benefits expenses, which was in part a product of the integration and merger of FSC and Hilltop Securities and in part due to the decrease in the variable compensation and benefits expense components that are based on each business lines’ performance. During the three months ended September 30, 2016, the broker-dealer segment incurred pre-tax integration-related costs totaling $1.0 million resulting from employee expenses and professional fees of $0.8 million and $0.2 million, respectively. During the nine months ended September 30, 2016, the broker-dealer segment incurred pre-tax integration-related costs totaling $5.8 million resulting from employee expenses, professional fees and contractual expenses of $2.9 million, $2.8 million and $0.1 million, respectively.

Effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. The integration is complete and Hilltop Securities does not expect to incur any additional integration costs in relation to the SWS Merger.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation as a % of net revenue	58.2%	61.1%	60.6%	61.3%
FDIC insured program balances at PlainsCapital Bank (end of period)			$1,300,732	$950,501
Other FDIC insured program balances (end of period)			$1,134,884	$1,420,496
Customer margin balances (end of period)			$230,303	$337,751
Customer funds on deposit, including short credits (end of period)			$419,324	$403,883

Public finance:
Number of issues	337	447	1,129	1,358
Aggregate amount of offerings	$20,812,898	$22,663,624	$60,650,662	$65,650,303

Capital markets:
Total volumes	$15,610,712	$18,196,667	$50,052,574	$61,149,636
Net inventory (end of period)			$492,844	$221,263

Retail:
Retail employee representatives (end of period)			122	119
Independent registered representatives (end of period)			222	231

Structured finance:
Lock production/TBA volume	$1,293,493	$1,663,926	$4,753,980	$4,536,631

Clearing:
Total tickets (1)	302,809	348,877	967,594	1,308,929
Correspondents (end of period)			168	179

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$1,611,885	$1,266,145
Interest-bearing liabilities - stock loaned (end of period)			$1,447,570	$1,150,826

(1)

Effective May 2016, a single correspondent began compressing multiple executions when delivering trades for processing, resulting in a decrease in year-over-year ticket count for the broker-dealer segment’s clearing business line. This modification did not significantly impact the correspondent’s clearing revenues.

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment was $12.8 million and $31.2 million during the three months ended September 30, 2017 and 2016, respectively, and $42.0 million and $68.4 million during the nine months ended September 30, 2017 and 2016, respectively.  The decreases in income before income taxes for both periods were primarily due to decreases in noninterest income, partially offset by decreases in noninterest expense and net interest expense. Net interest income of $0.1 million and net interest expense of $3.1 million during the three months ended September 30, 2017 and 2016, respectively, and net interest expense of $0.8 million and $7.9 million during the nine months ended September 30, 2017 and 2016, respectively, was primarily comprised of interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale. The year-over-year improvement in net interest income (expense) included the effects of increased average hold periods and improved net yields on mortgage loans held for sale.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. During 2016, refinancing volume was $4.2 billion, representing 27.1% of total loan origination volume. Due to increases in mortgage interest rates since the fourth quarter of 2016, refinancing volume and refinancing volume as a percentage of total loan origination volume decreased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and we anticipate that this year-over-year trend will continue for the remainder of 2017. We also anticipate the recent percentage mix of refinancing and purchase volumes relative to total loan origination volume will continue into 2018. We do not anticipate that these recent increases in mortgage interest rates will significantly impact home purchases volume during the remainder of 2017, as changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business relationships (“ABAs”). For the nine months ended September 30, 2017, funded volume through ABAs was less than 5% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in three ABAs. One of these ABAs is scheduled to be dissolved by the end of 2017 and accounted for less than 1% of total loan volume during the nine months ended September 30, 2017. We expect production within the ABA channel to represent approximately 5% of the total loan volume during 2017.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its joint venture channel. For the nine months ended September 30, 2017, joint venture funded volume was less than 5% of the mortgage origination segments total loan volume. Currently, PrimeLending owns a 51% membership interest in two joint ventures. We do not expect the joint venture channel to produce more than 5% of the total loan volume through the remainder of 2017. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2017	Total	2016	Total	2017	Total	2016	Total
Mortgage Loan Originations - units	16,904		19,330		46,890		50,441

Mortgage Loan Originations - volume	$3,972,505		$4,492,553		$10,854,920		$11,572,132

Mortgage Loan Originations:
Conventional	$2,359,220	59.39%	$3,003,506	66.86%	$6,460,144	59.51%	$7,431,755	64.22%
Government	952,888	23.99%	1,010,682	22.50%	2,629,338	24.22%	2,731,967	23.61%
Jumbo	409,947	10.32%	308,800	6.87%	1,064,035	9.80%	924,194	7.99%
Other	250,450	6.30%	169,565	3.77%	701,403	6.47%	484,216	4.18%
	$3,972,505	100.00%	$4,492,553	100.00%	$10,854,920	100.00%	$11,572,132	100.00%

Home purchases	$3,332,441	83.89%	$3,191,851	71.05%	$9,103,707	83.87%	$8,504,061	73.49%
Refinancings	640,064	16.11%	1,300,702	28.95%	1,751,213	16.13%	3,068,071	26.51%
	$3,972,505	100.00%	$4,492,553	100.00%	$10,854,920	100.00%	$11,572,132	100.00%

Texas	$819,586	20.63%	$984,974	21.91%	$2,331,162	21.47%	$2,516,881	21.75%
California	531,584	13.38%	658,074	14.65%	1,375,134	12.67%	1,654,059	14.30%
Florida	222,150	5.59%	219,544	4.89%	637,097	5.87%	584,541	5.05%
Ohio	179,538	4.52%	192,950	4.29%	490,750	4.52%	493,733	4.27%
Arizona	143,645	3.62%	160,766	3.58%	416,327	3.84%	407,736	3.52%
South Carolina	130,967	3.30%	118,550	2.64%	357,796	3.30%	327,050	2.83%
Missouri	122,555	3.09%	130,325	2.90%	340,099	3.13%	341,770	2.95%
Washington	135,267	3.41%	155,257	3.46%	340,075	3.13%	401,879	3.47%
North Carolina	112,273	2.83%	142,315	3.17%	337,548	3.11%	392,637	3.39%
Maryland	115,862	2.92%	155,246	3.46%	325,432	3.00%	384,273	3.32%
All other states	1,459,078	36.71%	1,574,552	35.05%	3,903,500	35.96%	4,067,573	35.15%
	$3,972,505	100.00%	$4,492,553	100.00%	$10,854,920	100.00%	$11,572,132	100.00%

Mortgage Loan Sales - volume	$4,002,195		$4,349,794		$10,662,622		$11,431,589

Refinancing volume decreased to $640.1 million during the three months ended September 30, 2017 from $1.3 billion during the three months ended September 30, 2016 (representing 16.1% and 29.0%, respectively, of total loan origination volume), while refinancing volume decreased to $1.8 billion during the nine months ended September 30, 2017 from $3.1 billion during the nine months ended September 30, 2016 (representing  16.1% and 26.5%, respectively, of total loan origination volume). Home purchases volume increased 4.4% to $3.3 billion during the three months ended September 30, 2017 from $3.2 billion during the three months ended September 30, 2016, while home purchases volume increased 7.1% to $9.1 billion during the nine months ended September 30, 2017 from $8.5 billion during the nine months ended September 30, 2016.

The mortgage origination segment’s total loan origination volume during the three and nine months ended September 30, 2017 decreased 11.6% and 6.2%, respectively, compared to the same periods in 2016, while income before income taxes during the three and nine months ended September 30, 2017 decreased 59.0% and 38.6%, respectively, compared to the same periods in 2016. The decrease in income before taxes during the three months ended September 30, 2017 was primarily due a decrease in the change in net fair value of interest rate lock commitments (“IRLCs”) and loans held for sale, in addition to a decrease in net gains from sale of loans.  These changes were partially offset by a decrease in compensation that varies with the volume of mortgage loan originations (“variable compensation”), a decrease in segment operating costs, a decrease in lender paid closing costs, and an increase in net interest income. The decrease in income before taxes during the nine months ended September 30, 2017 was primarily due to a decrease in net gains from sale of loans, in addition to a  decrease in the change in net fair value of interest rate lock commitments and loans held for sale. These changes were partially offset by a decrease in variable compensation, a decrease in lender paid closing costs, and a decrease in net interest expense.

Noninterest income was $163.8 million and $202.6 million during the three months ended September 30, 2017 and 2016, respectively, and $487.0 million and $541.8 million during the nine months ended September 30, 2017 and 2016, respectively, and was comprised of the following (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net gains from sale of loans	$149,958	$167,238	$(17,280)	$392,081	$432,488	$(40,407)
Mortgage loan origination fees	25,256	26,807	(1,551)	70,788	71,417	(629)
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	(14,003)	5,147	(19,150)	10,526	26,641	(16,115)
Mortgage servicing rights asset	(1,631)	(2,308)	677	(2,059)	(6,111)	4,052
Servicing fees	4,178	5,676	(1,498)	15,697	17,344	(1,647)
	$163,758	$202,560	$(38,802)	$487,033	$541,779	$(54,746)

Net gains from sale of loans decreased 10.3% and 9.3% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Mortgage loan origination fees decreased 5.8% and 0.9% during the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The decreases in net gains from sale of loans during the three and nine months ended September 30, 2017 were primarily a result of decreases in total loan sales volume of 8.0% and 6.7% during the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, in addition to a slight decrease in average loan sales margin during the same periods. Decreases in mortgage loan origination fees were primarily a result of decreases in total loan origination volume during three and nine months ended September 30, 2017, compared with the same periods in 2016, offset by increases in average mortgage loan origination fees during the same periods.

Noninterest income included a decrease of $14.0 million and an increase of $10.5 million during the three and nine months ended September 30, 2017, respectively, compared with increases of $5.1 million and $26.6 million during the same periods in 2016, in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease during the three months ended September 30, 2017 was the result of decreases in the total volume and average value of individual IRLCs and mortgage loans. The increase during the nine months ended September 30, 2017 was primarily the result of an increase in the total volume of individual IRLCs and mortgage loans, partially offset by a decrease in the average value of individual IRLCs and mortgage loans. The increases during the three and nine months ended September 30, 2016 were primarily a result of increases in the volume of IRLCs and mortgage loans held during this period, partially offset by decreases in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended September 30, 2017, the mortgage origination segment retained servicing on approximately 14% of loans sold, compared to 22% during the same period in 2016. During the nine months ended September 30, 2017, the mortgage origination segment retained servicing on approximately 7% of loans sold, compared to 19% during the same period in 2016. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $48.9 million on $4.3 billion of serviced loan volume at September 30, 2017, compared with a value of $63.3 million on $5.6 billion of serviced loan volume at December 31, 2016. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including various combinations of interest rate swaps, swaptions, forward commitments to sell mortgage-backed securities, and U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $1.6 million and $2.1 million during the three and nine months ended September 30, 2017, respectively, compared to net losses of $2.3 million and $6.1 million during the three and nine months ended September 30, 2016, respectively. Additionally, net servicing income was $1.8 million and $6.7 million during the three and nine months ended September

30, 2017, respectively, compared with $2.3 million and $7.2 million, respectively, during the same periods in 2016. In March 2017 and May 2016, the mortgage origination segment sold MSR assets of $17.5 million and $7.6 million, respectively, which represented $1.7 billion and $917.4 million, respectively, of its serviced loan volume at the time.

Noninterest expenses were $151.1 million and $168.3 million during the three months ended September 30, 2017 and 2016, respectively, and $444.3 million and $465.5 million during the nine months ended September 30, 2017 and 2016, respectively, and were comprised of the following (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Variable compensation	$66,420	$75,271	$(8,851)	$185,203	$201,564	$(16,361)
Segment operating costs	75,596	79,308	(3,712)	230,453	226,522	3,931
Lender paid closing costs	6,705	10,302	(3,597)	19,594	27,216	(7,622)
Servicing expense	2,335	3,422	(1,087)	9,013	10,161	(1,148)
	$151,056	$168,303	$(17,247)	$444,263	$465,463	$(21,200)

Employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Variable compensation decreased $8.9 million and $16.4 million during the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, and comprised 59.8% and 62.8% of total employees’ compensation and benefits expenses during the three months ended September 30, 2017 and 2016, respectively, and 58.4% and 61.7% of total employees’ compensation and benefits expenses during the nine months ended September 30, 2017 and 2016, respectively.  Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 11.6% and 6.2% for the three and nine months ended September 30, 2017,  respectively, compared to the same periods in 2016, the mortgage origination segment’s operating costs decreased 4.7% and increased 1.7%, respectively. The change in segment operating costs during the three months ended September 30, 2017, compared to the same period in 2016,  was primarily due to a decrease in non-variable salaries and benefits, a decrease in loan related expenses, and a decrease in third party professional fees. The change in segment operating expenses during the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to an increase in non-variable salaries and benefits and occupancy expense.  The increase in non-variable salaries and benefits was primarily the result of an increase in headcount related to loan processing functions. The increase in loan processing headcount was initiated during the second quarter of 2016, primarily to address growth in loan origination volume. This additional headcount has remained in place through the third quarter of 2017 to support anticipated 2017 loan origination volumes. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

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

Between January 1, 2008 and September 30, 2017, the mortgage origination segment sold mortgage loans totaling $97.7 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2008, it does not anticipate experiencing significant losses in the future on loans originated prior to 2008 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2008 and September 30, 2017 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$205,085	0.21%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	235,810	0.24%	16,107	0.02%
	$440,895	0.45%	$16,107	0.02%

(1)	Losses incurred include refunded purchased servicing rights.

At September 30, 2017 and December 31, 2016, the mortgage origination segment’s indemnification liability reserve totaled $24.7 million and $18.2 million, respectively. The related provision for indemnification losses was $2.5 million and $1.3 million during the three months ended September 30, 2017 and 2016,  respectively, and $4.5 million and $3.5 million during the nine months ended September 30, 2017 and 2016, respectively. The increases to the provision for indemnification losses during both periods were primarily related to a $1.5 million indemnification liability reserve recorded in connection with 2017 hurricane loss exposures.

Insurance Segment

Losses before income taxes in our insurance segment were $9.3 million during the three months ended September 30, 2017 compared with income before income taxes of $11.5 million during the three months ended September 30, 2016. Losses before income taxes were $17.9 million during the nine months ended September 30, 2017 compared with income before income taxes of $8.1 million during the nine months ended September 30, 2016. These year-over-year changes during the three and nine months ended September 30, 2017, compared with the same periods in 2016, were driven primarily by a decline in net insurance premiums earned,  loss and LAE effects of Hurricane Harvey, and other non-catastrophic weather-related losses experienced during 2017.

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

The noted negative impact on premiums written and earned and the significance of the higher net loss and LAE incurred due to current year weather-related events, including Hurricane Harvey, have had a negative impact on current year operating results. In response, we continue to undertake initiatives to help grow net insurance premiums written and earned, streamline business activities and expenses, mitigate the impact of future significant weather-related events, as well as evaluate product offerings and pricing to improve our long-term financial condition and operating results. These initiatives, as well as other assumptions and conditions, will be reflected in the insurance segment’s annual impairment evaluation of goodwill and other intangible assets as of October 1, 2017.

The insurance segment’s operations resulted in combined ratios of 131.0% and 75.0% during the three months ended September 30, 2017 and 2016, respectively, and 120.2% and 97.8% during the nine months ended September 30, 2017 and 2016,  respectively. The increase in the combined ratio during the three months ended September 30, 2017, compared with the same period in 2016, included increases in the loss and LAE ratio and the underwriting expense ratio driven by the reduction in premiums earned and increase in loss and LAE incurred. The increase in the combined ratio during the nine months ended September 30, 2017, compared with the same period in 2016, included increases in the loss and LAE ratio and the underwriting expense ratio as previously discussed. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $36.8 million and $41.2 million during the three months ended September 30, 2017 and 2016, respectively, included net insurance premiums earned of $34.5 million and $38.7 million, respectively, while noninterest income of $113.6 million and $124.4 million during the nine months ended September 30, 2017 and 2016, respectively, included net insurance premiums earned of $106.7 million and $117.2 million, respectively. The year-over-year decrease in net insurance premiums earned was due to the effect of the decrease in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Direct Insurance Premiums Written:
Homeowners	$13,889	$16,727	$(2,838)	$43,047	$50,964	$(7,917)
Fire	10,618	11,744	(1,126)	33,254	36,679	(3,425)
Mobile Home	8,547	8,796	(249)	28,711	29,576	(865)
Commercial	785	856	(71)	2,338	2,568	(230)
Other	70	77	(7)	147	168	(21)
	$33,909	$38,200	$(4,291)	$107,497	$119,955	$(12,458)

The total direct insurance premiums written for our three largest insurance product lines decreased by $4.2 million and $12.2 million during the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, due primarily to the effects of competitive pressures in our Texas market.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Net Insurance Premiums Earned:
Homeowners	$14,117	$16,940	$(2,823)	$42,709	$49,792	$(7,083)
Fire	10,796	11,909	(1,113)	32,993	35,838	(2,845)
Mobile Home	8,713	8,955	(242)	28,486	28,897	(411)
Commercial	797	866	(69)	2,319	2,509	(190)
Other	70	77	(7)	146	165	(19)
	$34,493	$38,747	$(4,254)	$106,653	$117,201	$(10,548)

Net insurance premiums earned during the three and nine months ended September 30, 2017 decreased compared to the same periods in 2016, primarily due to the decrease in net premiums written noted above.

Noninterest expenses of $47.0 million and $30.4 million during the three months ended September 30, 2017 and 2016, respectively, and $133.4 million and $118.5 million during the nine months ended September 30, 2017 and 2016, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended September 30, 2017 was $31.2 million, compared with $16.1 million during the same period in 2016, resulting in loss and LAE ratios of 90.6% and 41.4%, respectively. Loss and LAE during the nine months ended September 30, 2017 was $86.1 million, compared with $75.2 million during the same period in 2016, resulting in loss and LAE ratios of 80.7% and 64.2%,  respectively. The increase in the loss and LAE ratio during the three months ended September 30, 2017, compared to the same period in 2016, was primarily driven by a 94.5% increase in loss and LAE expense, compared to premiums earned decreasing by  11.0%. The increase in the loss and LAE ratio during the nine months ended September 30, 2017, compared to the same period in 2016, was primarily driven by a 14.5% increase in loss and LAE expense,  compared to premiums earned decreasing by  9.0%.  The increases in the loss and LAE ratio during the three and nine months ended September 30, 2017 were attributable to non-catastrophic weather-related losses as well as Hurricanes Harvey and Irma.  The actual loss related to these hurricanes, excluding reinstatement premium, was $4.5 million after reinsurance.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2017	2016	2017 vs 2016	2017	2016	2017 vs 2016
Amortization of deferred policy acquisition costs	$8,830	$9,337	$(507)	$27,457	$29,217	$(1,760)
Other underwriting expenses	6,102	4,606	1,496	17,570	12,780	4,790
Total	14,932	13,943	989	45,027	41,997	3,030
Agency expenses	(989)	(908)	(81)	(2,914)	(2,672)	(242)
Total less agency expenses	$13,943	$13,035	$908	$42,113	$39,325	$2,788
Net insurance premiums earned	$34,493	$38,747	$(4,254)	$106,653	$117,201	$(10,548)
Expense ratio	40.4%	33.6%	6.8%	39.5%	33.6%	5.9%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned was $0.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.3 million during the nine months ended September 30, 2017 and 2016, respectively. Investment and interest income during the nine months ended September 30, 2016 included $0.2 million of intercompany interest earned on note receivables held with Securities Holdings that were paid off in January 2016 and March 2016, respectively.

As a result of previously disclosed strategic leadership and organizational changes, certain interest expenses, headcount and related noninterest expenses of PCC, which were previously allocated to the banking and mortgage origination segments, are included within corporate effective January 1, 2017.

Interest expense was $2.7 million and $1.9 million during the three months ended September 30, 2017 and 2016, respectively, and $7.7 million and $5.7 million during the nine months ended September 30, 2017 and 2016, respectively, and was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). In addition, interest expense during the three and nine months ended September 30, 2017 of $0.8 million and $2.3 million, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”) was included within corporate as a result of the organizational changes noted above. During the three and nine months ended September 30, 2016, interest expense on the Debentures of $0.7 million and $2.0 million was reported within our operating segments.

Noninterest income during the three months ended September 30, 2017 was nominal. Noninterest income during the three and nine months ended September 30, 2017 was primarily comprised of the previously mentioned pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger. Noninterest income during the three and nine months ended September 30, 2016 was nominal.

Noninterest expenses of $9.3 million and $10.0 million during the three months ended September 30, 2017 and 2016, respectively, and $25.0 million and $22.4 million during the nine months ended September 30, 2017 and 2016, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the nine months ended September 30, 2017, compared with the same period in 2016,  the change in noninterest expenses primarily included increases associated with the organizational changes noted above related to employees’ compensation and benefits costs of $6.4 million, professional fees of $3.5 million, and occupancy and equipment expenses of $2.9 million, partially offset by a decrease of $5.1 million in transaction-related costs directly attributable to the SWS Merger. Specifically, during the nine months ended September 30, 2017, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $1.6 million, compared with $6.7 million during the nine months ended September 30, 2016.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2017 as compared with December 31, 2016.

Securities Portfolio

At September 30, 2017, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale and held to maturity.

Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and the Hilltop Broker-Dealers. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). However, with the adoption of Accounting Standards Update 2016-01 in January 2018, the Company will reclassify all equity investments out of trading and available for sale securities, with all subsequent changes in fair value recognized in net income. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2017	2016
Trading securities, at fair value
U.S. Treasury securities	$200	$5,940
U.S. government agencies:
Bonds	53,275	36,303
Residential mortgage-backed securities	407,275	2,539
Commercial mortgage-backed securities	9,599	15,171
Collateralized mortgage obligations	1,098	5,607
Corporate debt securities	77,435	60,699
States and political subdivisions	90,144	89,946
Unit investment trusts	31,626	41,409
Private-label securitized product	2,398	4,292
Other	3,361	3,628
	676,411	265,534
Securities available for sale, at fair value
U.S. Treasury securities	22,880	31,801
U.S. government agencies:
Bonds	101,007	122,652
Residential mortgage-backed securities	245,908	133,138
Commercial mortgage-backed securities	12,145	8,715
Collateralized mortgage obligations	219,734	114,702
Corporate debt securities	74,753	79,129
States and political subdivisions	67,627	87,515
Commercial mortgage-backed securities	505	515
Equity securities	20,983	19,840
	765,542	598,007
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	40,515	40,513
Residential mortgage-backed securities	16,973	19,606
Commercial mortgage-backed securities	71,613	31,767
Collateralized mortgage obligations	183,926	217,954
States and political subdivisions	55,004	41,991
	368,031	351,831
Total securities portfolio	$1,809,984	$1,215,372

We had a  net unrealized gain of $2.6 million at September 30, 2017, compared with a net unrealized loss of $0.2 million at December 31, 2016, related to the available for sale investment portfolio, and net unrealized losses associated with the securities held to maturity portfolio of $3.9 million and $6.7 million at September 30, 2017 and December 31, 2016, respectively.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2017, the banking segment’s securities portfolio of $1.0 billion was comprised of trading securities of $10.0 million, available for sale securities of $624.4 million and held to maturity securities of $368.0 million.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $666.4 million at September 30, 2017. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $173.5 million at September 30, 2017. The Hilltop Broker-Dealers continue to evaluate market opportunities and from time to time will hold residential mortgage-backed securities in firm inventory which is sold to institutional clients and other counterparties.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. The insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At September 30, 2017, the insurance segment’s securities portfolio was comprised of $141.1 million in available for sale securities and $5.6  million of other investments included in other assets within the consolidated balance sheet.

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

	Loans, excluding	PCI	Total
September 30, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,729,236	$6,232	$1,735,468
Real estate	2,914,201	29,954	2,944,155
Construction and land development	940,040	1,588	941,628
Consumer	41,795	163	41,958
Broker-dealer	485,604	—	485,604
Non-covered loans, gross	6,110,876	37,937	6,148,813
Allowance for loan losses	(56,681)	(2,098)	(58,779)
Non-covered loans, net of allowance	$6,054,195	$35,839	$6,090,034

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,687,781	$8,672	$1,696,453
Real estate	2,777,768	38,999	2,816,767
Construction and land development	783,383	3,467	786,850
Consumer	41,058	294	41,352
Broker-dealer	502,077	—	502,077
Non-covered loans, gross	5,792,067	51,432	5,843,499
Allowance for loan losses	(51,089)	(3,097)	(54,186)
Non-covered loans, net of allowance	$5,740,978	$48,335	$5,789,313

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $7.4  billion and $6.9 billion at September 30, 2017 and December 31, 2016, respectively. The banking segment’s non-covered loan portfolio includes a warehouse line of credit extended to PrimeLending, of which $1.8 billion and $1.6 billion was drawn at September 30, 2017 and December 31, 2016, respectively. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At September 30, 2017, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 35.6%, 12.3% and 15.3%, respectively, of the banking segment’s total non-covered loans at September 30, 2017. The banking segment’s non-covered loan concentrations were within regulatory guidelines at September 30, 2017.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $485.5 million and $501.9 million at September 30, 2017 and December 31, 2016,  respectively. This decrease was primarily attributable to decreases of  $12.5 million in borrowings in margin accounts and $3.5 million in receivables from correspondents.

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

	September 30,	December 31,
	2017	2016
Loans held for sale:
Unpaid principal balance	$1,791,055	$1,706,383
Fair value adjustment	68,765	42,115
	$1,859,820	$1,748,498
IRLCs:
Unpaid principal balance	$1,248,422	$944,550
Fair value adjustment	28,601	23,269
	$1,277,023	$967,819

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2017 and December 31, 2016 were $2.5 billion and $2.1 billion, respectively, while the related estimated fair values were $2.7 million and $8.5 million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of September 30, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank has recorded, and expects that it will continue to record, amortization associated with its FDIC Indemnification Asset. As of September 30, 2017, the Bank had billed $181.9 million of covered net losses to the FDIC, of which 80%, or $145.5 million, were reimbursable under the loss-share agreements. As of September 30, 2017, the Bank had received aggregate reimbursements of $145.5 million from the FDIC. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.1 million at September 30, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank will be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
September 30, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$961	$281	$1,242
Real estate	96,761	90,016	186,777
Construction and land development	2,105	286	2,391
Covered loans, gross	99,827	90,583	190,410
Allowance for loan losses	(33)	(2,108)	(2,141)
Covered loans, net of allowance	$99,794	$88,475	$188,269

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,185	$1,512	$2,697
Real estate	117,431	127,038	244,469
Construction and land development	3,757	5,204	8,961
Covered loans, gross	122,373	133,754	256,127
Allowance for loan losses	(69)	(344)	(413)
Covered loans, net of allowance	$122,304	$133,410	$255,714

At September 30, 2017,  the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 77.9% and 20.2%, respectively, of the banking segment’s total covered loans at

September 30, 2017. The banking segment’s covered loan concentrations were within regulatory guidelines at September 30, 2017.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily attributable to the banking segment, was $1.3 million and $4.0 million during the three months ended September 30, 2017 and 2016, respectively, and $8.8 million and $36.3 million during the nine months ended September 30, 2017 and 2016, respectively.  The significant decrease in the provision for losses during the nine months ended September 30, 2017, compared with the same period in 2016, was primarily the result of the previously mentioned $24.5 million charge-off of a single large loan during the second quarter of 2016.

The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at September 30, 2017, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Covered Portfolio	2017	2016	2017	2016
Balance, beginning of period	$59,208	$51,013	$54,186	$45,415
Provisions charged to operations	479	4,719	6,581	37,098
Recoveries of non-covered loans previously charged off:
Commercial and industrial	280	295	1,340	1,432
Real estate	88	196	184	364
Construction and land development	4	—	5	—
Consumer	25	20	65	104
Broker-dealer	—	—	—	—
Total recoveries	397	511	1,594	1,900
Non-covered loans charged off:
Commercial and industrial	1,264	3,550	3,070	30,333
Real estate	5	1	305	1,299
Construction and land development	3	—	13	—
Consumer	33	67	194	155
Broker-dealer	—	—	—	1
Total charge-offs	1,305	3,618	3,582	31,788
Net charge-offs	(908)	(3,107)	(1,988)	(29,888)
Balance, end of period	$58,779	$52,625	$58,779	$52,625
Non-covered allowance for loan losses as a percentage of gross non-covered loans			0.96%	0.93%

	Three Months Ended September 30,		Nine Months Ended September 30,
Covered Portfolio	2017	2016	2017	2016
Balance, beginning of period	$1,359	$1,455	$413	$1,532
Provisions charged to (recapture from) operations	781	(729)	2,237	(825)
Recoveries of covered loans previously charged off:
Commercial and industrial	—	—	6	—
Real estate	—	—	5	17
Construction and land development	1	3	7	104
Total recoveries	1	3	18	121
Covered loans charged off:
Commercial and industrial	—	—	6	6
Real estate	—	—	521	42
Construction and land development	—	—	—	51
Total charge-offs	—	—	527	99
Net recoveries (charge-offs)	1	3	(509)	22
Balance, end of period	$2,141	$729	$2,141	$729
Covered allowance for loan losses as a percentage of gross covered loans			1.12%	0.25%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	September 30, 2017		December 31, 2016
		% of		% of
		Gross		Gross
		Non-		Non-
		Covered		Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$23,015	28.22%	$21,369	29.03%
Real estate (including construction and land development)	35,329	63.20%	32,238	61.67%
Consumer	369	0.68%	424	0.71%
Broker-dealer	66	7.90%	155	8.59%
Total	$58,779	100.00%	$54,186	100.00%

	September 30, 2017		December 31, 2016
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$81	0.65%	$35	1.05%
Real estate (including construction and land development)	2,060	99.35%	378	98.95%
Total	$2,141	100.00%	$413	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had eleven credit relationships totaling $31.7 million of potential problem loans at September 30, 2017, compared with four credit relationships totaling $3.8 million of non-covered potential problem loans at December 31, 2016. Within our covered loan portfolio, we had two credit relationships totaling $0.4 million of potential problem loans at September 30, 2017, compared with one credit relationship totaling $0.5 million of potential problem loans at December 31, 2016.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2017	2016
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$21,434	$9,515
Real estate	17,996	13,932
Construction and land development	626	755
Consumer	63	244
Broker-dealer	—	—
	$40,119	$24,446

Non-covered non-performing loans as a percentage of total non-covered loans	0.50%	0.32%

Non-covered other real estate owned	$4,827	$4,507

Other repossessed assets	$437	$1,117

Non-covered non-performing assets	$45,383	$30,070

Non-covered non-performing assets as a percentage of total assets	0.34%	0.24%

Non-covered loans past due 90 days or more and still accruing	$45,134	$47,486

Troubled debt restructurings included in accruing non-covered loans	$1,163	$1,196

At September 30, 2017, total non-covered non-performing assets increased $15.3 million to $45.4 million, compared with $30.1 million at December 31, 2016, primarily related to a single commercial and industrial loan secured by oil and gas. Non-covered non-performing loans totaled $40.1 million at September 30, 2017 and $24.4 million at December 31, 2016. At September 30, 2017, non-covered non-accrual loans included 24 commercial and industrial relationships with loans of $21.4 million secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-covered non-accrual loans at September 30, 2017 also included $17.9 million characterized as real estate loans, including seven commercial real estate loan relationships of $14.8 million and $3.1 million in loans secured by residential real estate,  $1.6 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million. At December 31, 2016, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $9.5 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at December 31, 2016 also included $13.9 million characterized as real estate loans, including five commercial real estate loan relationships totaling  $11.0 million and $2.9 million in loans secured by residential real estate, $1.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.8 million.

Non-covered OREO increased $0.3 million to $4.8 million at September 30, 2017, compared with $4.5 million at December 31, 2016. Changes in non-covered OREO included the addition of six properties totaling $2.2 million and the disposal of six properties of $1.5 million. At September 30, 2017, non-covered OREO included commercial properties of $4.0 million and other real estate properties of $0.8 million, while at December 31, 2016, non-covered OREO included commercial properties of $4.2 million and other real estate properties of $0.3 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $45.1 million and $47.5 million at September 30, 2017 and December 31, 2016, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At September 30, 2017, troubled debt restructurings (“TDRs”) on non-covered loans totaled $7.5 million. These TDRs were comprised of $1.2 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $6.3 million reported in non-accrual loans. At December 31, 2016, TDRs on non-covered loans totaled $6.4 million, of which $1.2 million related to non-covered loans that are considered to be performing and non-covered non-performing loans of $5.2 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2017	2016
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$44	$52
Real estate	3,438	3,765
Construction and land development	299	19
	$3,781	$3,836

Covered non-performing loans as a percentage of total covered loans	1.99%	1.50%

Covered other real estate owned:
Real estate - residential	$4,144	$7,396
Real estate - commercial	7,418	9,558
Construction and land development - residential	4,771	7,926
Construction and land development - commercial	24,010	26,762
	$40,343	$51,642

Other repossessed assets	$—	$—

Covered non-performing assets	$44,124	$55,478

Covered non-performing assets as a percentage of total assets	0.33%	0.44%

Covered loans past due 90 days or more and still accruing	$—	$173

Troubled debt restructurings included in accruing covered loans	$493	$503

At September 30, 2017, covered non-performing assets decreased by $11.4 million to $44.1 million, compared with $55.5 million at December 31, 2016, due to decreases in covered non-accrual loans of $0.1 million and covered other real estate owned of $11.3 million. Covered non-performing loans totaled $3.8 million at September 30, 2017 and $3.8 million at December 31, 2016. At September 30, 2017, covered non-performing loans included  38 residential real estate loan relationship of $3.4 million. At December 31, 2016, covered non-performing loans included one commercial and industrial relationship of $0.1 million, three commercial real estate loan relationships of $0.7 million and 31 residential real estate loan relationships of $3.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $11.3 million to $40.3 million at September 30, 2017, compared with $51.6 million at December 31, 2016. The decrease was primarily due to the disposal of 123 properties totaling $14.9 million and fair value valuation decreases of $2.5 million, partially offset by the addition of 46 properties totaling $6.1 million.

There were no covered non-PCI loans past due 90 days or more and still accruing at September 30, 2017.  At December 31, 2016, covered non-PCI loans past due 90 days or more and still accruing totaled $0.2 million and included one residential real estate loan and one commercial and industrial loan.

At September 30, 2017,  TDRs on covered loans totaled $1.3 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.8 million included in non-accrual loans. At December 31, 2016, TDRs on covered loans totaled $1.4 million, of which $0.5 million related to covered loans that are considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At September 30, 2017 and December 31, 2016, our gross reserve for unpaid losses and LAE was $67.0 million and $35.8 million, respectively, including estimated recoveries from reinsurance of $35.3 million and $9.4 million, respectively.  This increase in the gross reserve for unpaid losses and LAE was primarily due to losses attributable to non-catastrophic weather-related events that occurred in 2017 and Hurricane Harvey.  The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.4 billion during the nine months ended September 30, 2017, and were higher than the average deposits of $7.0 billion during the nine months ended September 30, 2016 and $7.1 billion during the year ended December 31, 2016. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,				Year Ended December 31,
	2017		2016		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,266,361	0.00%	$2,203,011	0.00%	$2,241,561	0.00%
Interest-bearing demand deposits	3,629,012	0.27%	3,139,554	0.15%	3,185,006	0.14%
Savings deposits	239,817	0.10%	308,592	0.16%	301,877	0.15%
Time deposits	1,275,344	1.00%	1,371,190	0.79%	1,337,491	0.81%
	$7,410,534	0.31%	$7,022,347	0.23%	$7,065,935	0.22%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	September 30, 2017		December 31, 2016
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,477,201	1.13%	$1,417,289	0.65%
Notes payable	300,196	3.62%	317,912	3.89%
Junior subordinated debentures	67,012	4.45%	67,012	3.99%
	$1,844,409	1.79%	$1,802,213	1.57%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $59.9 million increase in short-term borrowings at September 30, 2017 compared with December 31, 2016 included an increase of $425.0 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities, partially offset by a decrease in borrowings of $365.1 million in our banking segment primarily associated with the increased utilization of available internal funds. Notes payable at September 30, 2017 of $300.2 million was comprised of $148.4 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $98.1 million, insurance segment term notes of $27.5 million, and mortgage origination segment borrowings of $23.2 million. The decrease in notes payable at September 30, 2017 compared to December 31, 2016 included the payoff by NLC of its $20.0 million insurance company note payable due March 2035. The average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At September 30, 2017,  Hilltop had $99.4 million in cash and cash equivalents, a decrease of $4.5 million from $103.9 million at December 31, 2016. This decrease in cash and cash equivalents was primarily due to the net effects of Hilltop’s receipt of $75.7 million in dividends from its subsidiaries, partially offset by Hilltop’s payment of $55.0 million related to the resolution of the SWS appraisal proceeding,  $27.4 million associated with our stock repurchase program, $17.4 million in cash dividends declared, and other general corporate expenses. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On October 26, 2017, our board of directors declared a quarterly cash dividend of $0.06 per common share, payable on November 30, 2017 to all common stockholders of record as of the close of business on November 15, 2017.

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

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30, 2017,  $150.0 million of our Senior Notes was outstanding. During the three months ended September 30, 2017, we accrued interest expense of $1.9 million on the Senior Notes.

Stock Repurchase Program

During January 2017,  our board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018. Pursuant to the stock repurchase program, we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to the pool of authorized but unissued shares of common stock. During the nine months ended September 30, 2017, the Company paid $27.4 million to repurchase an aggregate of 1,057,656 shares of common stock at an average price of $25.87 per share. The purchases were funded from available cash balances.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.1 million at September 30, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted above, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of September 30, 2017, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2017, under guidance issued by the Board of Governors of the Federal Reserve System.

At September 30, 2017,  Hilltop had a total capital to risk weighted assets ratio of 18.71%, Tier 1 capital to risk weighted assets ratio of 18.20%, common equity Tier 1 capital to risk weighted assets ratio of 17.66% and a Tier 1 capital to average assets, or leverage, ratio of 12.87%.  Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At September 30, 2017, PlainsCapital had a total capital to risk weighted assets ratio of 15.23%, Tier 1 capital to risk weighted assets ratio of 14.44%, common equity Tier 1 capital to risk weighted assets ratio of 14.44% and a Tier 1 capital to average assets, or leverage, ratio of 12.18%.  Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

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

We had deposits of $7.7 billion at September 30, 2017,  an increase of $599.6 million from $7.1 billion at December 31, 2016. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors.  The Bank consistently evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. At September 30, 2017, money market deposits, including brokered deposits, were $2.3 billion; time deposits, including brokered deposits, were $1.4 billion; and noninterest bearing demand deposits were $2.3 billion. Money market deposits, including brokered deposits, increased by $573.8 million from $1.8 billion and time deposits, including brokered deposits, increased $229.3 million from $1.2 billion at December 31, 2016.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 8.29% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.44% of the Bank’s total deposits at September 30, 2017. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2017,  Hilltop Securities had credit arrangements with five unaffiliated banks of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At September 30, 2017,  Hilltop Securities had borrowed $143.5  million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. At September 30, 2017, PrimeLending had outstanding borrowings of $1.8 billion against the warehouse line of credit. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million, of which no borrowings were outstanding at September 30, 2017.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At September 30, 2017,  these ABAs have combined available lines of credit totaling $60.0 million, of which $23.2 million was outstanding at September 30, 2017.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $177.5 million, or 87.0%, equity investments of $20.9 million and other investments of $5.6 million comprised NLC’s $204.0 million in total cash and investments at September 30, 2017. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at September 30, 2017 and outstanding financial and performance standby letters of credit of $28.8 million at September 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2016 Form 10-K, except as discussed below.

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

	September 30, 2017
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,638,153	$1,042,615	$1,395,330	$334,576	$220,417	$7,631,091
Securities	128,473	151,482	242,277	93,480	388,600	1,004,312
Federal funds sold and securities purchased under agreements to resell	400	—	—	—	—	400
Other interest sensitive assets	149,802	—	—	—	29,136	178,938
Total interest sensitive assets	4,916,828	1,194,097	1,637,607	428,056	638,153	8,814,741

Interest sensitive liabilities:
Interest bearing checking	$3,420,343	$—	$—	$—	$—	$3,420,343
Savings	210,316	—	—	—	—	210,316
Time deposits	255,025	550,270	576,110	29,573	13,564	1,424,542
Notes payable and other borrowings	886,765	63,181	5,040	1,302	6,299	962,587
Total interest sensitive liabilities	4,772,449	613,451	581,150	30,875	19,863	6,017,788

Interest sensitivity gap	$144,379	$580,646	$1,056,457	$397,181	$618,290	$2,796,953

Cumulative interest sensitivity gap	$144,379	$725,025	$1,781,482	$2,178,663	$2,796,953

Percentage of cumulative gap to total interest sensitive assets	1.64%	8.23%	20.21%	24.72%	31.73%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2017 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$56,592	18.12%	$236,763	12.63%
+200	$36,454	11.68%	$162,769	8.68%
+100	$4,996	5.01%	$77,898	4.16%
-50	$(1,914)	(0.61)%	$(118,044)	(6.30)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2017 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

The following table categorizes the broker-dealer segment’s net trading securities which are subject to interest rate and market price risk (dollars in thousands):

	September 30, 2017
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$ 388	$ 3,204	$ 11,898	$ 74,655	$ 90,145
U.S. government and government agency obligations	1,861	(11,392)	(30,092)	398,477	358,854
Corporate obligations	(6,068)	(494)	(156)	15,576	8,858
Total debt securities	(3,819)	(8,682)	(18,350)	488,708	457,857
Corporate equity securities	1	-	-	-	1
Other	34,986	-	-	-	34,986
	$ 31,168	$ (8,682)	$ (18,350)	$ 488,708	$ 492,844

Weighted average yield
Municipal obligations	1.32%	1.86%	2.22%	3.44%	3.22%
U.S. government and government agency obligations	1.32%	1.57%	2.30%	3.91%	3.36%
Corporate obligations	2.75%	3.07%	3.82%	5.55%	3.81%

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

Based upon that evaluation, our Co-Principal Executive Officers and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Co-

Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On  July 14, 2017, we issued an aggregate of 4,446 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the second quarter of 2017. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2017	—	$—	—	$33,990,469
August 1 - August 31, 2017	452,225	25.14	452,225	22,610,603
September 1 - September 30, 2017	—	—	—	22,610,603
Total	452,225	$25.14	452,225

(1)

On June 13, 2016, we announced a stock repurchase program which authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. On January 26, 2017, we announced that our board of directors reauthorized this stock repurchase program through January 2018. As of September 30, 2017, we had repurchased an aggregate of $27.4  million of our outstanding common stock under this stock repurchase program.

Item 6. Exhibits.

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

HILLTOP HOLDINGS INC.

Date: October 26, 2017	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)