Form 10-K
period 2017-12-31
Hilltop Holdings Inc.
filed 2018-02-15
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2017, was approximately $1.95 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 15, 2018 was 95,987,840.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2018 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

Unless the context otherwise indicates, all references in this Annual Report to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make strategic acquisitions, our revenue, our liquidity and sources of funding, market trends, operations and business, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected losses on covered loans and related reimbursements from or to the Federal Deposit Insurance Corporation (“FDIC”), anticipated amortization of the value of the receivable under our loss-share agreements with the FDIC (“FDIC Indemnification Asset”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, anticipated changes in our revenues or earnings, taxes, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans and the outcome of litigation are forward-looking statements.

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

•changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;

•changes in the interest rate environment;

•	risks associated with our concentration in real estate related loans;

•risks associated with merger and acquisition integration;

•severe catastrophic events in Texas and other areas of the southern United States;

•effectiveness of our data security controls in the face of cyber attacks;

•	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
•	cost and availability of capital;

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

•our ability to use excess cash in an effective manner.

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

Following our acquisition of PlainsCapital Corporation in November 2012 (the “PlainsCapital Merger”), we further expanded our operations through our assumption of substantially all of the liabilities and acquisition of substantially all of the assets of FNB, including former FNB branches, in an FDIC-assisted transaction on September 13, 2013 (the “FNB Transaction”) and our acquisition by merger of SWS for stock and cash consideration on January 1, 2015 (the “SWS Merger”). As a result of the SWS Merger, SWS’s broker-dealer subsidiaries, including Hilltop Securities, became subsidiaries of Securities Holdings, a wholly owned subsidiary of Hilltop, and SWS’s banking subsidiary was merged into the Bank.

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

At December 31, 2017, on a consolidated basis, we had total assets of $13.4 billion, total deposits of $8.0 billion, total loans, including loans held for sale, of $8.1 billion and stockholders’ equity of $1.9 billion.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HTH.”

Our principal office is located at 2323 Victory Avenue, Suite 1400, Dallas, Texas 75219, and our telephone number at that location is (214) 855-2177. Our internet address is www.hilltop-holdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website at http://ir.hilltop-holdings.com/ under the tab “SEC Filings” as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The references to our website in this Annual Report are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report.

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

Our broker-dealer services are provided through Hilltop Securities and HTS Independent Network, which conduct business nationwide. Public finance financial advisory net revenues represented 21% of total net broker-dealer revenues during 2017, and 74% of such public finance financial advisory revenues were from entities located in Texas. Additionally, retail brokerage service net revenues represented 25% of total broker-dealer net revenues during 2017, and 90% of such retail brokerage service revenues were generated through locations in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 330 locations in 45 states. During 2017, an aggregate of 64.2% of PrimeLending’s origination volume was concentrated in ten states. None of the other states in which PrimeLending operated during 2017 had origination volume of 3% or more.

The following table is a summary of the mortgage loan origination volume by state for the periods shown (dollars in thousands).

	Year Ended December 31,
	2017		2016		2015
		% of		% of		% of
	Volume	Total	Volume	Total	Volume	Total
Texas	$3,129,008	21.6%	$3,352,469	21.7%	$2,967,740	22.2%
California	1,846,172	12.8%	2,235,915	14.4%	1,965,039	14.7%
Florida	853,727	5.9%	797,578	5.2%	644,090	4.8%
Ohio	634,142	4.4%	637,435	4.1%	555,106	4.2%
Arizona	554,463	3.8%	527,055	3.4%	415,215	3.1%
South Carolina	472,935	3.3%	446,221	2.9%	385,347	2.9%
Washington	465,501	3.2%	538,857	3.5%	451,277	3.4%
Missouri	448,565	3.1%	441,125	2.9%	379,621	2.8%
North Carolina	440,456	3.1%	512,087	3.3%	492,879	3.7%
Maryland	430,668	3.0%	521,686	3.4%	452,280	3.4%
All other states	5,182,276	35.8%	5,449,785	35.2%	4,643,525	34.8%
	$14,457,913	100.0%	$15,460,213	100.0%	$13,352,119	100.0%

Our insurance products are distributed through a broad network of independent agents. During 2017, total gross written premiums were concentrated in five states, with Texas insureds representing 68.8% of the aggregate. None of the other states in which we operated during 2017 had gross written premiums of 3% or more. The following table sets forth our total gross written premiums by state for the periods shown (dollars in thousands).

	Year Ended December 31,
	2017		2016		2015
	Gross Written	% of	Gross Written	% of	Gross Written	% of
	Premiums	Total	Premiums	Total	Premiums	Total
Texas	$102,629	68.8%	$115,108	70.1%	$125,264	70.5%
Arizona	16,389	11.0%	16,714	10.2%	17,117	9.6%
Tennessee	9,201	6.2%	9,823	6.0%	10,575	5.9%
Oklahoma	8,853	5.9%	10,258	6.2%	11,660	6.6%
Georgia	5,070	3.4%	5,434	3.3%	6,050	3.4%
All other states	7,098	4.7%	6,971	4.2%	7,072	4.0%
Total	$149,240	100.0%	$164,308	100.0%	$177,738	100.0%

Business Segments

Under accounting principles generally accepted in the United States (“GAAP”), our three business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. These segments reflect the manner in which operations are managed and the criteria used by our chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. Our chief operating decision maker function consists of our President and Co-Chief Executive Officer and our Vice Chairman and Co-Chief Executive Officer.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its increasingly active merchant bank subsidiary, PlainsCapital Equity, LLC.

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 30 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2017, had $9.6 billion in assets and total deposits of $7.6 billion. The primary sources of our deposits are residents and businesses located in Texas. At December 31, 2017, the Bank employed approximately 1,200 people.

Business Banking.  Our business banking customers primarily consist of agribusiness, energy, health care, institutions of higher education, real estate (including construction and land development) and wholesale/retail trade companies. We provide these customers with extensive banking services, such as Internet banking, business check cards and other add-on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer our business banking customers lines of credit, equipment loans and leases, letters of credit, agricultural loans, commercial real estate loans and other loan products.

The banking segment’s loan portfolio includes “covered loans” acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC, while all other loans held by the Bank are referred to as “non-covered loans.” The tables below set forth a distribution of the banking segment’s non-covered and covered loans, classified by portfolio segment and segregated between those considered to be purchased credit impaired (“PCI”) loans and all other originated or acquired loans at December 31, 2017 (dollars in thousands). PCI loans showed evidence of credit deterioration at the time of acquisition that made it probable that all contractually required principal and interest payments would not be collected. The commercial and industrial non-covered loans category includes a $2.2 billion warehouse line of credit extended to

PrimeLending, of which $1.5 billion was drawn at December 31, 2017. Amounts advanced against the warehouse line of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

				% of Total
	Loans, excluding	PCI	Total	Non-Covered
Non-covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$3,089,402	$6,099	$3,095,501	42.8%
Unsecured	122,889	—	122,889	1.7%
Real estate:
Secured by commercial properties	2,217,723	19,675	2,237,398	30.9%
Secured by residential properties	766,016	9,865	775,881	10.6%
Construction and land development:
Residential construction loans	177,252	—	177,252	2.5%
Commercial construction loans and land development	783,915	1,438	785,353	10.9%
Consumer	40,319	127	40,446	0.6%
Total non-covered loans	$7,197,516	$37,204	$7,234,720	100.0%

				% of Total
	Loans, excluding	PCI	Total	Covered
Covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$861	$194	$1,055	0.6%
Unsecured	—	—	—	—%
Real estate:
Secured by commercial properties	11,794	23,559	35,353	19.4%
Secured by residential properties	80,650	63,356	144,006	79.1%
Construction and land development:
Residential construction loans	—	—	—	—%
Commercial construction loans and land development	1,711	4	1,715	0.9%
Total covered loans	$95,016	$87,113	$182,129	100.0%

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

Commercial and industrial loans are primarily made within Texas and are underwritten on the basis of the borrower’s ability to service the debt from cash flow from an operating business. In general, commercial and industrial loans involve more credit risk than residential and commercial real estate loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans results primarily from the type of collateral securing these loans, which typically includes commercial real estate, accounts receivable, equipment and inventory. Additionally, increased risk arises from the expectation that commercial and industrial loans generally will be serviced principally from operating cash flow of the business, and such cash flows are dependent upon successful business operations. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of the additional risk and complexity associated with commercial and industrial loans, such loans require more thorough underwriting and servicing than loans to individuals. To manage these risks, our policy is to attempt to secure commercial and industrial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, depending on the size of the credit, we actively monitor the financial condition of the borrower by analyzing the borrower’s financial statements and assessing certain financial measures, including cash flow, collateral value and other appropriate credit factors. We also have processes in place to analyze and evaluate on a regular basis our exposure to industries, products, market changes and economic trends.

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

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities up to thirty years. At December 31, 2017, the Bank had $569.7 million in one-to-four family residential loans, which represented 9.7% of its total loans held for investment.

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

The Bank loans to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, and loans for purchasing and carrying securities. At December 31, 2017, the Bank had $40.4 million of loans for these purposes, which are shown in the non-covered loans table above as “Consumer.”

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

Broker-Dealer

We conduct operations through Hilltop Securities and HTS Independent Network. From the date of the SWS Merger until January 22, 2016, when we merged FSC into Hilltop Securities to form a combined firm operating under the “Hilltop Securities” name, our broker-dealer segment was operated through FSC, Hilltop Securities and HTS Independent Network as separate broker-dealers under coordinated leadership. At December 31, 2017, the Hilltop Broker-Dealers employed approximately 900 people and maintained 48 locations in 19 states.

The Hilltop Broker-Dealers include the operations of Hilltop Securities, a clearing broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the NYSE, HTS Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly-owned subsidiary of Hilltop Securities. Hilltop Securities and HTS Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). At December 31, 2017, Hilltop Securities had consolidated assets of $3.4 billion and net capital of $186.8 million, which was $176.3 million in excess of its minimum net capital requirement of $10.5 million.

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

Retail.  The retail group acts as a securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. Through our retail group, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through our insurance subsidiaries, we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and HTS Independent Network advisors to retail clients. We retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management group, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The HTS Independent Network advisors may also contract directly with third party carriers to sell specified insurance products to their customers. The commissions received from these third party carriers are paid directly to the advisor. Hilltop Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States. At December 31, 2017, we employed 120 registered representatives in 16 retail brokerage offices and had contracts with 218 independent retail representatives for the administration of their securities business.

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

Clearing Services.  The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2017, we provided services to 162 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). During 2017, funded loan volume through ABAs was less than 5% of the mortgage origination segment’s total loan volume. At December 31, 2017, our mortgage origination segment operated from over 330 locations in 45 states, originating 21.6% and 12.8%, respectively, of its mortgage loans (by dollar volume) from its Texas and California locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

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

PrimeLending had a staff of approximately 3,000 people as of December 31, 2017 that produced $14.5 billion in closed mortgage loan volume during 2017, 83% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”), Veteran Affairs (“VA”), and United States Department of Agriculture (“USDA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or that do not comply with applicable investor-specific underwriting guidelines).

Insurance

The operations of NLC comprise our insurance segment. NLC specializes in providing fire and limited homeowners insurance for low value dwellings and manufactured homes primarily in Texas and other areas of the southern, southeastern and southwestern United States through its subsidiaries, NLIC and ASIC. NLC’s product lines also include enhanced homeowners products offering higher coverage limits with distribution restricted to select agents. NLC targets underserved markets through a broad network of independent agents primarily located in five states.

Ratings.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. The financial strength ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in May 2017. An “A” rating is the third highest of 16 rating categories used by A.M. Best. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLC cannot ensure that NLIC and ASIC will maintain their present ratings.

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

Catastrophe Exposure.  NLC maintains a comprehensive risk management strategy, which includes actively monitoring its catastrophe-prone territories by zip code to ensure a diversified book of risks. NLC utilizes software and risk support from its reinsurance brokers to analyze its portfolio and catastrophe exposure. Biannually, NLC has its entire portfolio analyzed by its reinsurance broker who utilizes hurricane and severe storm models to predict risk.

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

Within our broker-dealer segment we face significant competition based on a number of factors, including price, perceived expertise, quality of advice, reputation, range of services and products, technology, innovation and local presence. Competition for successful securities traders, stock loan professionals and investment bankers among securities firms and other competitors is intense. Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. Further, our broker-dealer segment competes with discount brokerage firms that do not offer equivalent services but offer discounted prices. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of investment banking, advisory and other related financial brokerage services.

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

Employees

At December 31, 2017, we employed approximately 5,500 people, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

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

Recent Regulatory Developments. New regulations and statutes are regularly proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Changes in leadership at various federal banking agencies, including the Federal Reserve, can also change the policy direction of these agencies. Certain of these recent proposals and changes are described below.

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

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Dodd-Frank Act requires the regulatory agencies to issue regulations requiring that all bank and savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress; however, no such proposed regulations have yet been published.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing or reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.92 million for each day the activity continues. In addition, the Dodd-Frank Act authorizes the Federal Reserve Board to require reports from and examine bank holding companies and their subsidiaries, and to regulate functionally regulated subsidiaries of bank holding companies.

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

The following table summarizes the Basel III phase-in schedule for periods beginning January 1, 2017.

Year (as of January 1)	2017	2018	2019
Minimum common equity Tier 1 capital ratio	4.5%	4.5%	4.5%
Common equity Tier 1 capital conservation buffer	1.25%	1.875%	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	5.75%	6.375%	7.0%
Minimum Tier 1 capital ratio	6.0%	6.0%	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%
Minimum total capital ratio plus capital conservation buffer	9.25%	9.875%	10.5%
Phase-in of certain capital deductions (1)	80.0%	100.0%	100.0%

(1)

On November 21, 2017, the regulatory agencies proposed an amendment that extends the phase-in schedule for certain capital deductions, including 10 percent and 15 percent common equity Tier 1 threshold deduction items that are over the limits, minority interest and significant and non-significant investments in the capital of unconsolidated financial institutions. Other capital deductions, such as intangible assets and deferred tax assets arising from net operating losses, are subject to the original phase-in schedule.

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

The rules also prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the rules are fully phased-in in 2019, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds. During 2017, our eligible retained income was positive and our capital conservation buffer was greater than 2.5 percent, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2018.

At December 31, 2017, Hilltop had a total capital to risk-weighted assets ratio of 18.78%, Tier 1 capital to risk-weighted assets ratio of 18.24% and a common equity Tier 1 capital to risk-weighted assets ratio of 17.71%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At December 31, 2017, PlainsCapital had a total capital to risk-weighted assets ratio of 15.29%, Tier 1 capital to risk-weighted assets ratio of 14.47% and a common equity Tier 1 capital to risk-weighted assets ratio of 14.47%.

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

Banking

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. As a bank with less than $10 billion in assets, the Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continued to examine the Bank for compliance with federal consumer protection laws. As of December 31, 2017, the Bank’s total assets were $9.6 billion. If the Bank’s total assets were to increase, either organically or through an acquisition, merger or combination, to over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank would become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter.

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

Loans to Insiders. The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include conditions that must be met before insider loans can be made, limits on loans to an individual insider and an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the Federal Reserve Board may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act amends the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction between the member bank and the person within the definition of an extension of credit.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2017.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC will notify the Bank concerning an assessment rate that we will be charged for the assessment period. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments, which could have a significant adverse impact on our financial condition and results of operations. Accruals for DIF assessments were $2.4 million during 2017.

In March 2016, the FDIC published final rules to increase the DIF to the statutorily required minimum level of 1.35% by imposing on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. If the Bank reaches an asset size of more than $10 billion, the Bank will be subject to this surcharge.

The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

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

•

The Dodd-Frank Act, which established the CFPB, an independent entity within the Federal Reserve, dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial services or products; and

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

Under the regulatory capital guidelines within the Basel III capital rules, PlainsCapital must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 6.0%, a common equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2017, PlainsCapital’s ratio of total risk-based capital to risk-weighted assets was 15.29%, PlainsCapital’s ratio of Tier 1 capital to risk-weighted assets was 14.47%, PlainsCapital’s common equity Tier 1 capital to risk-weighted assets ratio was 14.47%, and PlainsCapital’s ratio of Tier 1 capital to average total assets was 12.32%.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2017, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

Fixing America’s Surface Transportation Act (FAST Act). The FAST Act, signed by President Obama on December 4, 2015, provides for funding highways and infrastructure in the United States. Part of the funding for this law comes from a reduction of the dividends paid by the Federal Reserve to its stockholders with total consolidated assets of more than $10 billion, effective January 1, 2016. On that date, the annual dividend on paid-in capital stock for stockholders with total consolidated assets of more than $10 billion shall be the lesser of: (i) the rate equal to the high yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of such dividend and (ii) 6 percent. The Federal Reserve Board published a final rule implementing these requirements on November 23, 2016. On February 24, 2017, the Federal Reserve published its annual adjustment to the consolidated asset threshold, increasing it from $10 billion to $10.122 billion through December 31, 2017. As of December 31, 2017, the Bank’s total assets were $9.6 billion.

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

Broker-Dealer

The Hilltop Broker-Dealers are broker-dealers registered with the SEC, FINRA, all 50 U.S. states and the District of Columbia. Hilltop Securities is also registered in Puerto Rico and the U.S. Virgin Islands. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to federal securities laws and SEC rules, as well as the laws and rules of the states in which a broker-dealer conducts business. The Hilltop Broker-Dealers are members of, and are primarily subject to regulation, supervision and regular examination by, FINRA.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including, but not limited to, sales and trade practices, net capital requirements, record keeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the conduct of investment banking and research activities and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed herein. Additional legislation, changes in rules promulgated by the SEC, securities exchanges, or self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, securities exchanges, self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, suspension or expulsion of broker-dealers, their registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

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

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2017, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

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

Changing Regulatory Environment. The regulatory environment in which the Hilltop Broker-Dealers operate is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. and state governmental and regulatory authorities. The business, financial condition and operating results of the Hilltop Broker-Dealers also may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities. In the current era of heightened regulation of financial institutions, the Hilltop Broker-Dealers can expect to incur increasing compliance costs, along with the industry as a whole.

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

On October 22, 2014, the Federal Reserve Board, the SEC and several other agencies collectively issued a final rule that implements the credit risk retention provisions under Section 941 of the Dodd-Frank Act.

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

Texas also has adopted laws substantially similar to the NAIC’s risk based capital (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the TDI to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2017, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2017 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2017, all ratios for both NLIC and ASIC were within the usual values with two exceptions. Both companies fell below the indicated minimum investment yield range of 3%, with NLIC at 1.4% and ASIC at 0.8%, due to the concentration in cash at each company. We expect improvement in the yields at both companies as appropriate investment opportunities are identified. Both NLIC and ASIC also fell below the bottom of the gross change in policyholder surplus and change in adjusted policyholder surplus range of -10%, with NLIC at -29% and ASIC at -25%. This is a result of $43.0 million of aggregate dividends paid from NLIC and ASIC in June 2017. Surplus levels remain within acceptable premium to surplus ranges.

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

The Terrorism Risk Insurance Program Reauthorization Act of 2015 further extended the Program through December 31, 2020 and set the reimbursement percentage at 85%, subject to a decrease of one percentage point per calendar year until it equals 80%, and the deductible at 20%. Although NLC is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLC’s deductible under the Program was $0.6 million for 2017 and is estimated to be $0.6 million in 2018. Potential future changes to the TRIA could also adversely affect NLC by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. NLC had no terrorism-related losses in 2017.

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

As part of the broad authority that state insurance commissioners hold, they may impose periodic rules or regulations related to local issues or events. An example is the State of Oklahoma’s prohibition on the cancellation of policies for nonpayment of premium in the wake of severe tornadic activity during 2013. Due to the extent of damage and displacement of people, inability of mail to reach policyholders and inaccessibility of entire neighborhoods, the State of Oklahoma prohibited insurance companies from canceling or non-renewing policies for a period of time following the specific event.

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

In June 2017, the TDI delivered an examination report of NLIC and ASIC through December 31, 2015. This examination report contained no information of any significant compliance issues and there is no indication of any significant changes to our financial statements as a result of the examination by the domiciliary state.

State dividend limitations.  The TDI must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. At December 31, 2017, the extraordinary dividend limit for NLIC and ASIC was $13.1 million and $3.1 million, respectively. In addition, NLC’s insurance companies may only pay dividends out of their earned surplus.

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

NLC did not incur any levies from guaranty associations in 2017,  2016 or 2015. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLC is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLC has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

National Flood Insurance Program.  NLC’s insurance subsidiary, NLIC, has entered into a production agreement with Wright National Flood Insurance Services, LLC (“Wright Flood Services”), a managing general underwriter and agency, that services flood insurance programs, including but not limited to Write Your Own flood insurance in the National Flood Insurance Program administered by the Federal Insurance and Mitigation Administration on behalf of the Federal Emergency Management Agency. NLIC produces and submits flood insurance business with Wright Flood Services.

Participation in involuntary risk plans.  NLC’s insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, Texas Windstorm Insurance Agency, the Louisiana Citizens Property Insurance Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association. To address a 2016 deficit and losses resulting from Hurricane Harvey in 2017, the Texas FAIR Plan Association recently levied an assessment on participating companies totaling $64.6 million, of which NLC’s insurance subsidiaries’ share is estimated to be $0.8  million. For comparative purposes, in 2005, following Hurricanes Katrina and Rita, NLC’s insurance subsidiaries were levied collective assessments by the above plans totaling $10.4 million. Additional assessments, including emergency assessments, may follow. In some of these instances, NLC’s insurance companies should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact hurricanes have on state facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

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

The estimates of fair value as of the consummation of each of the Bank Transactions were based on economic conditions at such time and on Bank management’s projections concerning both future economic conditions and the ability of the borrowers to continue to repay their loans. If management’s assumptions and projections prove to be incorrect, however, the estimate of fair value may be higher than the actual fair value and we may suffer losses in excess of those estimated.

Further, the allowance for loan losses established for new loans or for revised estimates may prove to be inadequate to cover actual losses, especially if economic conditions worsen.

Further, the measure of our allowance for loan losses is also dependent on the adoption of new accounting standards. On June 16, 2016, the Financial Accounting Standards Board issued the Current Expected Credit Loss (“CECL”) standard, which will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions, such as the Bank, to increase their allowance for loan losses. Moreover, the CECL model could create more volatility in the Bank’s level of allowance for loan losses.

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

Over the last several years, there have been several instances where there has been uncertainty regarding the ability of Congress and the President collectively to reach agreement on federal budgetary and spending matters. A period of failure to reach agreement on these matters, particularly if accompanied by an actual or threatened government shutdown, may have an adverse impact on the U.S. economy. Additionally, a prolonged government shutdown may inhibit our ability to evaluate borrower creditworthiness and originate certain government-backed loans.

We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.

Like most financial services companies, we significantly depend on technology to deliver our products and services and to otherwise conduct business. To remain technologically competitive and operationally efficient, we have either begun the significant investment in or have plans to invest in new technological solutions, substantial system upgrades and other technology enhancements. Many of these solutions and enhancements have a significant duration, include phased implementation schedules, are tied to critical systems, and require substantial internal and external resources for design and implementation. Such external resources may be relied upon to provide expertise and support to help implement, maintain and/or service certain of our core technology solutions.

Although we take steps to mitigate the risks and uncertainties associated with these solutions and initiatives, we may encounter significant adverse developments in the completion and implementation of these initiatives. These may include significant time delays, cost overruns, loss of key personnel, technological problems, processing failures, distraction of management and other adverse developments. Further, our ability to maintain an adequate control environment may be impacted.

The ultimate effect of any adverse development could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect us, including our control environment, operating efficiency, and results of operations.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our banking operations primarily in Texas. At December 31, 2017, substantially all of the real estate loans in our loan portfolio were secured by properties located in our four largest markets within Texas, with 36%, 24%, 12% and 11% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio, Houston/Coastal Bend and Rio Grande Valley/South Texas markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. At December 31, 2017, energy loans, including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors, comprised 2.6% of the Bank’s loan portfolio. The Bank also has loans extended to businesses that depend on the energy industry. If crude oil prices decrease and remain depressed for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios. Moreover, natural disasters, such as Hurricane Harvey in 2017, may also have an adverse impact on local economic conditions.

In addition, mortgage origination fee income and insurance premium volume are both dependent to a significant degree on economic conditions in Texas and California. During 2017, 21.6% and 12.8% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Further, Texas insureds accounted for 68.8% and 70.1% of our insurance segment’s gross premiums written in 2017 and 2016, respectively. Also, in our broker-dealer segment, 74% of public finance financial advisory revenues were from entities located in Texas, and 90% of retail brokerage service revenues were generated through locations in Texas, California and Oklahoma. Any regional or local economic downturn that affects Texas or, to a lesser extent, California or Oklahoma, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Between December 2016 and December 2017, the Federal Open Market Committee of the Federal Reserve Board raised its target range for short-term interest rates by 100 basis points, and further increases to the target rate are projected to occur in 2018. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Moreover, increases in interest rates could also lead to increases in our loan losses.

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

At December 31, 2017, over 80% of our insurance segment’s invested assets were invested in fixed maturity assets such as bonds and mortgage-backed securities. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our insurance segment’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our insurance segment’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Additionally, mortgage-backed securities are typically prepaid more quickly when interest rates fall and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities are typically prepaid more slowly, which may result in our insurance segment receiving interest payments that are below the then-prevailing interest rates for longer time periods than expected.

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

At December 31, 2017, 43% of the loan portfolio of our banking segment was comprised of loans with real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

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

Generally, our insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year. As a result of Hurricanes Harvey and Irma in the third quarter of 2017, for example, our insurance segment recorded a loss, excluding reinstatement premium, of $4.4 million after reinsurance.

As a result of these variables, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We may be forced to make a “true-up” or reimbursement payment to the FDIC if we continue to experience favorable resolutions within our covered assets portfolio.

Under the terms of the loss-share agreements we entered into with the FDIC in connection with the FNB Transaction, the FDIC is obligated to reimburse us for the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. The loss-share agreements also provide that we may be obligated to reimburse the FDIC under certain circumstances. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement we entered into with the FDIC in connection with the FNB Transaction. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of December 31, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank has recorded, and expects that it will continue to record, amortization associated with its FDIC Indemnification Asset. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.3 million at December 31, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”) will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank may be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset. If such changes occur, our financial position and results of operations may be adversely affected.

Our geographic concentration may exacerbate the adverse effects on our insurance segment of inherently unpredictable catastrophic events.

Our insurance segment expects to have large aggregate exposures to inherently unpredictable natural and man-made disasters of great severity, such as hurricanes, hail, tornados, windstorms, wildfires and acts of terrorism. The catastrophe models utilized by our insurance segment to assess its probable maximum insurance losses have, in the past, failed to adequately project the financial impact of hurricanes. Although our insurance segment may attempt to exclude certain losses, such as terrorism and other similar risks, from some coverage that our insurance segment writes, it may be prohibited from, or may not be successful in, doing so. The occurrence of losses from catastrophic events may have a material adverse effect on our insurance segment’s ability to write new business and on its financial condition and results of operations. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and our insurance segment expects that these factors will increase the severity of losses in the future. Factors that may influence our insurance segment’s exposure to losses from these types of events, in addition to the routine adjustment of losses, include, among others:

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

Our insurance segment writes insurance primarily in the states of Texas, Arizona, Tennessee, Oklahoma and Georgia. In 2017, Texas accounted for 68.8%, Arizona accounted for 11.0%, Tennessee accounted for 6.2%, Oklahoma accounted for 5.9% and Georgia accounted for 3.4% of our gross premiums written. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting these regions or significant portions of these regions could adversely affect our insurance segment’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although our insurance segment purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $105.0 million, our insurance segment’s losses would exceed the limits of its reinsurance coverage.

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

FINRA and the SEC’s Office of Compliance Inspections and Examinations have issued guidance, including risk alerts, relating to principles, effective practices, summary examination findings and compliance issues with respect to cybersecurity policies and procedures and preparedness. In 2017, Securities Holdings evaluated its cybersecurity program by participating in various internal and external, independent information security assessments based on the Critical Security Controls (CSCs) standards established by the Center for Internet Security. Nonetheless, these assessments may be insufficient and may fail to identify particular vulnerabilities and risks associated with our cybersecurity policies, procedures and preparedness.

We continue to evaluate our cybersecurity program and will consider incorporating new practices as necessary to meet the expectations of such regulatory agencies in light of such cybersecurity guidance and regulatory actions and settlements for cybersecurity-related failures and violations by other industry participants. Such procedures include management-level engagement and corporate governance, risk management and assessment, technical controls, incident response planning, vendor management and staff training. Even if we implement these procedures, however, we cannot assure you that we will be fully protected from a cybersecurity incident, the occurrence of which could adversely affect our reputation and financial condition.

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

NLIC and ASIC are also subject to limitations under debt agreements limiting their ability to declare and pay dividends, including the surplus indentures governing NLIC’s two London Interbank Offered Rate (“LIBOR”) plus 4.10% and 4.05% notes due May and September 2033, respectively, and ASIC’s LIBOR plus 4.05% notes due April 2034.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.

At December 31, 2017, on a consolidated basis, we had total deposits of $8.0 billion and other indebtedness of $1.5 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”). Our significant amount of indebtedness could have important consequences, such as:

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

A reduction in our credit rating could adversely affect us or the holders of our securities.

The credit rating agencies rating our indebtedness regularly evaluate the Company, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit rating. A downgrade of our credit rating could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.

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

The financial services industry is characterized by rapid technological change, and if we fail to keep pace, our business may suffer.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

These regulations affect our lending practices, capital structure, capital requirements, investment practices, brokerage and investment advisory activities, dividends and growth, among other things. Failure to comply with laws, regulations or policies could result in money damages, civil money penalties or reputational damage, as well as sanctions and supervisory actions by regulatory agencies that could subject us to significant restrictions on or suspensions of our business and our ability to expand through acquisitions or branching. Further, our clearing contracts generally include automatic termination provisions that are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. While we have implemented policies and procedures designed to prevent any such violations of rules and regulations, such violations may occur from time to time, which could have a material adverse effect on our financial condition and results of operations.

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

In July 2013, the Federal Reserve Board approved a final rule that substantially amends the risk-based capital rules applicable to Hilltop and PlainsCapital. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective on a phase-in basis for Hilltop and PlainsCapital on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. As of January 1, 2018, the capital conservation buffer requirement is currently being phased in at 1.875% of risk-weighted assets and will increase each year until fully implemented in January 2019. Based on the Basel III phase-in schedule, as of January 1, 2018, the minimum capital requirements including the capital conservation buffer requirement are: (i) a common equity Tier 1 capital ratio of 6.375% (increased from 5.75%); (ii) a Tier 1 to risk-based assets capital ratio of 7.875% (increased from 7.25%); (iii) a total capital ratio of 9.875% (increased from 9.25%); and (iv) a Tier 1 leverage ratio of 4%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. The application of more stringent capital requirements for Hilltop and PlainsCapital could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

In addition, the Federal Reserve Board adopted a final rule in February 2014 that clarifies how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the 2014 and subsequent cycles of capital plan submissions and stress tests required under the Dodd-Frank Act. At December 31, 2017, Hilltop and PlainsCapital had $13.4 billion and $9.6 billion, respectively, in total consolidated assets and their average of total consolidated assets for the four most recent consecutive quarters was $13.1 billion and $9.6 billion, respectively. In addition, banks with $10.0 billion in total consolidated assets are primarily examined by the CFPB with respect to various consumer financial protection laws and regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact the Company’s and PlainsCapital’s businesses. As a result of the SWS Merger, Hilltop has more than $10.0 billion in assets. Accordingly, the Dodd-Frank Act Stress Testing program requires Hilltop to submit its annual company-run stress test to the Federal Reserve Board using our capital planning tools. Hilltop is required to publicly disclose a summary of the results of these forward looking, company-run stress tests that assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse economic scenarios provided by the Federal Reserve Board. If we are deemed to have inadequate capital under the hypothetical economic scenarios, then our regulator may, among other things, require us to limit any dividend or other capital distributions we may make to stockholders or increase our capital levels, modify our business and growth strategies or decrease our exposure to various asset classes, any of which could have a material adverse effect on our financial condition or results of operations. Our regulators may also consider preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval the Company may make, including requests for approvals on unrelated matters.

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

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule took effect on January 10, 2014. The final rule describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders are presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Any increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

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

Poor investment returns and declines in client assets in our investment advisory business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by investment products, may affect our ability to retain existing assets, prevent clients from transferring their assets out of products or their accounts, or inhibit our ability to attract new clients or additional assets from existing clients. Any such poor performance could adversely affect our investment advisory business and the advisory fees that we earn on client assets.

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

We offer a variety of services and products, such as individual retirement accounts and municipal bonds, which rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. National municipal issuances surged in the fourth quarter of 2017 due to the anticipated effects of the Tax Cuts and Jobs Act. A number of national municipal issuers elected to accelerate certain capital raising initiatives before these changes were enacted. As a result, we anticipate lower municipal issuance volume in 2018, which could negatively impact our broker-dealer segment’s public finance business, financial condition, results of operations, or cash flows.

Our mortgage origination segment is subject to investment risk on loans that it originates.

We intend to sell, and not hold for investment, substantially all residential mortgage loans that we originate through PrimeLending. At times, however, we may originate a loan or execute an interest rate lock commitment (“IRLC”) with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate without having identified a purchaser for such loan. An identified purchaser may also decline to purchase a loan for a variety of reasons. In these instances, we will bear interest rate risk on an IRLC until, and unless, we are able to find a buyer for the loan underlying such IRLC and the risk of investment on a loan until, and unless, we are able to find a buyer for such loan. In addition, in the event of a breach of any representation or warranty concerning a loan, an agency, investor or other third party could, among other things, require us to repurchase the full amount of the loan or seek indemnification for losses from us, even if the loan is not in default. Further, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby the purchaser can require us to repurchase the loan at the full amount that it paid. During periods of market downturn, we may choose to hold mortgage loans when the identified purchasers have declined to purchase such loans because we may not obtain an acceptable substitute bid price for such loan. The failure of mortgage loans that we hold on our books to perform adequately could have a material adverse effect on our financial condition, liquidity and results of operations. Moreover, if a property securing a mortgage loan on which we own the servicing rights is damaged, we may be responsible for repairs for uninsured damage.

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

At December 31, 2017, the mortgage origination segment’s MSR asset had a fair value of $55.8 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Income that we recognize in connection with the purchase discount of the credit-impaired loans acquired in the Bank Transactions and accounted for under Accounting Standards Codification 310-30 could be volatile in nature and have significant effects on reported net income.

In connection with the Bank Transactions, we acquired loans at an aggregate discount of $523.2 million. The Bank Transactions have each been accounted for under the acquisition method of accounting. Accordingly, the respective discounts are amortized and accreted to interest income on a monthly basis. The effective yield and related discount accretion on credit-impaired loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. In future periods, if actual historical results combined with future projections of these factors (amount, timing, or credit losses) differ from the initial projections, the effective yield and the amount of discount recognized will change. Volatility may increase as the variance of actual results from initial projections increases. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Aggregate accretion of $58.4 million on loans purchased at a discount in the Bank Transactions was recorded as interest income during 2017. As of December 31, 2017, the balance of our discount on loans in the aggregate was $120.7 million.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with our acquisition of NLC, the PlainsCapital Merger, the FNB Transaction and the SWS Merger, our consolidated balance sheet at December 31, 2017, included goodwill of $251.8 million and other intangible assets, net of accumulated amortization, of $36.4 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Based on the results of our annual quantitative analysis as of October 1, 2017, the fair values of each of our reporting units indicated no impairment of goodwill. This analysis and the resulting estimated fair value of our insurance reporting unit exceeded the carrying value by approximately 12%, which represented a decline in estimated excess fair value over carrying value from recent annual goodwill assessments. This decrease in the excess fair value over carrying value from our 2016 assessment to our 2017 assessment was primarily a result of a reduction in projected discounted cash flows driven by the insurance reporting unit’s current operating performance being below expectations, which was primarily attributable to catastrophic and sub-catastrophic weather-related events which occurred in 2017. In the event future operating performance is below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the insurance reporting unit may decline and we may be required to record a goodwill impairment charge.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, credit unions, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems in the past and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when we hold collateral that cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due to us. Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations or cash flows.

Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.

Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged. Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding our company, or financial institutions in general, is inherent in our business. Adverse perceptions concerning our reputation could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, such negative perceptions could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance; protection of customer information; cyber-attacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; general company performance; or actions taken by government regulators and community organizations in response to such activities or circumstances. Furthermore, our failure to address, or the perception that we have failed to address, these issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations.

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

Our insurance segment purchases reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2017, our insurance segment’s personal lines ceded 8.3% of its direct insurance premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 6.2% of its direct insurance premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, increased 13.7% during 2017, compared with 2016, which was primarily attributable to reinstatement premium associated with Hurricane Harvey, offset by lower premium rates. Reinsurance cost generally fluctuates as a result of storm costs or any changes in capacity within the reinsurance market.

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

At December 31, 2017, our insurance segment had $13.1 million in reinsurance recoverables and receivables, including ceded paid loss recoverables, ceded losses and LAE recoverables and ceded unearned insurance premiums. Our insurance segment expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Because our insurance segment remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse our insurance segment for losses paid, or delays in reimbursing our insurance segment for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.

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

The surplus indentures governing NLIC’s two LIBOR plus 4.10% and 4.05% notes due May and September 2033, respectively, and ASIC’s LIBOR plus 4.05% notes due April 2034 contain restrictions on the ability to, among other things, declare and pay dividends and merge or consolidate. In addition, NLC has other credit arrangements with its affiliates and other third-parties.

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

Risks Related to our Substantial Cash Position and Related Strategies for its Use

Because we may use a substantial portion of our remaining available cash to make acquisitions or effect a business combination, we may become subject to risks inherent in pursuing and completing any such acquisitions or business combination.

We are endeavoring to make acquisitions or effect business combinations with a substantial portion of our remaining available cash. We may not, however, be able to identify suitable targets, consummate acquisitions or effect a combination on commercially acceptable terms or, if consummated, successfully integrate personnel and operations.

The success of any acquisition or business combination will depend upon, among other things, the ability of management and our employees to integrate personnel, operations, products and technologies effectively, to attract, retain and motivate key personnel and to retain customers and clients of targets. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Any inability to realize the full extent, or any, of the anticipated cost savings and financial benefits of The Bank of River Oaks pending acquisition or any other acquisitions we make, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which could adversely affect our financial condition and cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the acquisitions and contribute to a decrease in the price of our common stock. In addition, any acquisition or business combination we undertake may consume available cash resources, result in potentially dilutive issuances of equity securities and divert management’s attention from other business concerns. Even if we conduct extensive due diligence on a target business that we acquire or with which we merge, our diligence may not surface all material issues that may adversely affect a particular target business, and we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Consequently, we also may need to make further investments to support the acquired or combined company and may have difficulty identifying and acquiring the appropriate resources.

We may enter, through acquisitions or a business combination, into new lines of business or initiate new service offerings subject to the restrictions imposed upon us as a regulated financial holding company. Accordingly, there is no basis for you to evaluate the possible merits or risks of the particular target business with which we may combine or that we may ultimately acquire.

Subject to the restrictions imposed upon us as a regulated financial holding company, we may also use available cash to make investments in companies engaged in non-financial activities. These investments could decline in value and are likely to be substantially less liquid than exchange-listed securities, if we are able to sell them at all. If we are required to sell these investments quickly, we may receive significantly less value than if we could have otherwise have sold them. Losses on these investments could have an adverse impact on our profitability, results of operations and financial condition.

There can be no assurance that we will continue to declare cash dividends or repurchase stock.

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2017, we declared and paid cash dividends of $0.24 per common share. In January 2017, our board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018, under which it authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. During 2017, we paid $27.4 million to repurchase an aggregate of 1,057,656 shares of our common stock at an average price of $25.87 per share. In January 2018, our board of directors authorized a stock repurchase program through January 2019. Pursuant to the stock repurchase program, we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock.

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

Our primary objective is to preserve and maintain the liquidity of our available cash, while at the same time maximizing yields without significantly increasing risk. The capital and credit markets recently experienced volatility and disruption for a prolonged period. This volatility and disruption reached unprecedented levels, resulting in dramatic declines in interest rates and other yields relative to risk. This downward pressure has negatively affected the yields we receive on our available cash. There can be no assurance that we will receive any significant yield on our available cash or that we will be able to preserve our available cash.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2017, no shares of preferred stock were outstanding.

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

Restrictions on Calling Special Meeting, Cumulative Voting and Director Removal. Our bylaws includes a provision prohibiting holders that do not or have not owned, continuously for at least one year as of the record date of such proposed meeting, capital stock representing at least 15% of the shares entitled to be voted at such proposed meeting, from calling a special meeting of stockholders. Our charter does not provide for the cumulative voting in the election of directors. In addition, our charter provides that our directors may only be removed for cause and then only by an affirmative vote of at least two-thirds of the votes entitled to be cast in the election of directors. Any amendment to our charter relating to the removal of directors requires the affirmative vote of two-thirds of all of the votes entitled to be cast on the matter. These provisions of our bylaws and charter may delay, discourage or prevent an attempted acquisition or change in control of us.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC, SIPC, the TDI or any other government agency. Accordingly, you should be capable of affording the loss of any investment in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space through PCC for our principal executive offices in Dallas, Texas. In addition to our principal office, our various business segments conduct business at various locations. We have options to renew leases at most locations that we do not own.

Banking.  At December 31, 2017, our banking segment conducted business at 71 locations throughout Texas, including seven support facilities. We lease 34 banking locations, including our principal offices, and we own the remaining 37 banking locations.

Broker-Dealer. At December 31, 2017,  our broker-dealer segment conducted business from 48 locations in 19 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination.  At December 31, 2017,  our mortgage origination segment conducted business from over 330 locations in 45 states. Each of these locations is leased by PrimeLending.

Insurance.  At December 31, 2017, our insurance segment leases office space for its corporate, claims and customer service operations. Our insurance segment’s principal office is leased from an affiliate, Hilltop Securities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. Our common stock closed at $25.33 on February 15, 2018. At February 15, 2018, there were 95,987,840 shares of our common stock outstanding with 468 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2017, we declared and paid cash dividends of $0.24 per common share. On January 25, 2018, we announced that our board of directors increased our quarterly dividend to $0.07 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Substantial Cash Position and Related Strategies for its Use —  There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

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

If required payments on our outstanding junior subordinated debentures held by our unconsolidated subsidiary trusts are not made or are suspended, we may be prohibited from paying dividends on our common stock. Regulatory authorities could also impose administratively stricter limitations on the ability of our subsidiaries to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Capital.”

The following table discloses for each quarter of 2017 and 2016 the high and low sales prices for our common stock and the cash dividends declared per share. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended December 31,
	2017			2016
			Cash Dividends			Cash Dividends
	High	Low	Per Share	High	Low	Per Share
First Quarter	$30.60	$25.86	$0.06	$19.21	$14.28	$—
Second Quarter	$28.86	$24.65	$0.06	$22.05	$17.91	$—
Third Quarter	$26.98	$21.47	$0.06	$22.94	$19.97	$—
Fourth Quarter	$26.55	$21.96	$0.06	$30.24	$22.21	$0.06

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2017 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	1,634,804
Total	—	$—	1,634,804

*In September 2012, our stockholders approved the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2017,  2,517,316 awards had been granted pursuant to the 2012 Plan, while 222,696 awards were forfeited and are eligible for reissuance. All shares outstanding under the 2012 Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock.

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2017	—	$—	—	$22,610,603
November 1 - November 30, 2017	—	—	—	22,610,603
December 1 - December 31, 2017	—	—	—	22,610,603
Total	—	$—	—

(1)

On June 13, 2016, we announced a stock repurchase program which authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. On January 26, 2017, we announced that our board of directors reauthorized this stock repurchase program through January 2018. As of December 31, 2017, we had repurchased an aggregate of $27.4 million of our outstanding common stock under this stock repurchase program. On January 25, 2018, we announced that our board of directors authorized a new stock repurchase program under which we may repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2019.

Recent Sales of Unregistered Securities

On October 5, 2017, we issued an aggregate of 4,900 shares of common stock under the 2012 Plan to certain non-employee directors as compensation for their service on our board of directors during the third quarter of 2017. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2017 and 2016 and our consolidated statements of operations data for the years ended December 31, 2017,  2016 and 2015 have been derived from our historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. The operations acquired in the FNB Transaction and SWS Merger are included in our operating results beginning September 14, 2013 and January 1, 2015, respectively (dollars in thousands, except per share data and weighted average shares outstanding).

	2017	2016	2015	2014	2013
Statement of Operations Data:
Total interest income	$507,156	$455,954	$469,838	$388,769	$329,075
Total interest expense	85,408	58,423	61,255	27,628	32,874
Net interest income	421,748	397,531	408,583	361,141	296,201
Provision for loan losses	14,271	40,620	12,715	16,933	37,158
Net interest income after provision for loan losses	407,477	356,911	395,868	344,208	259,043
Total noninterest income	1,205,064	1,286,965	1,227,642	799,311	850,085
Total noninterest expense	1,369,255	1,412,471	1,340,016	965,353	911,735
Income before income taxes	243,286	231,405	283,494	178,166	197,393
Income tax expense	110,142	83,461	70,915	65,608	70,684
Net income	133,144	147,944	212,579	112,558	126,709
Less: Net income attributable to noncontrolling interest	600	2,050	1,606	908	1,367
Income attributable to Hilltop	132,544	145,894	210,973	111,650	125,342
Dividends on preferred stock (1)	—	—	1,854	5,703	4,327
Income applicable to Hilltop common stockholders	$132,544	$145,894	$209,119	$105,947	$121,015

Per Share Data:
Net income - basic	$1.36	$1.48	$2.10	$1.18	$1.43
Weighted average shares outstanding - basic	97,137	98,404	99,074	89,710	84,382
Net income - diluted	$1.36	$1.48	$2.09	$1.17	$1.40
Weighted average shares outstanding - diluted	97,353	98,629	99,962	90,573	90,331
Book value per common share	$19.92	$18.98	$17.56	$14.93	$13.27
Tangible book value per common share	$16.92	$15.97	$14.46	$11.47	$9.70
Cash dividends declared per common share	$0.24	$0.06	$—	$—	$—
Dividend payout ratio (2)	17.59%	4.05%	—%	—%	—%

Balance Sheet Data:
Total assets	$13,365,786	$12,738,062	$11,867,001	$9,242,416	$8,904,122
Cash and due from banks	486,977	669,357	652,036	782,473	713,099
Securities	1,852,094	1,215,372	1,219,874	1,109,461	1,261,989
Investment in SWS common stock (3)	—	—	—	70,282	—
Loans held for sale	1,715,357	1,795,463	1,533,678	1,309,693	1,089,039
Non-covered loans, net of unearned income	6,273,669	5,843,499	5,207,617	3,920,476	3,514,646
Covered loans	182,129	256,127	380,294	642,640	1,006,369
Allowance for loan losses	(63,686)	(54,599)	(46,947)	(41,652)	(34,302)
Goodwill and other intangible assets, net	288,240	296,503	306,676	311,591	322,729
Total deposits	7,978,119	7,063,811	6,952,683	6,369,892	6,722,918
Notes payable	208,809	317,912	238,716	56,684	56,327
Junior subordinated debentures	67,012	67,012	67,012	67,012	67,012
Total stockholders’ equity	1,914,807	1,874,520	1,738,125	1,461,239	1,311,922

Performance Ratios (4):
Return on average stockholders’ equity (5)	7.00%	8.13%	12.32%	8.01%	10.48%
Return on average assets (5)	1.03%	1.21%	1.70%	1.26%	1.66%
Net interest margin (6) (7)	3.61%	3.68%	3.71%	4.71%	4.44%
Net interest margin (taxable equivalent) (7) (8)	3.63%	3.71%	3.74%	4.74%	4.47%

Asset Quality Ratios (4):
Total nonperforming assets to total loans and other real estate	1.33%	1.39%	2.34%	4.14%	3.70%
Allowance for loan losses to nonperforming loans	139.58%	193.05%	137.99%	74.01%	136.39%
Allowance for loan losses to total loans	0.99%	0.90%	0.84%	0.91%	0.76%
Net charge-offs to average loans outstanding	0.08%	0.57%	0.14%	0.21%	0.18%

Capital Ratios:
Equity to assets ratio	14.31%	14.68%	14.64%	15.80%	14.73%
Tangible common equity to tangible assets	12.42%	12.65%	12.37%	11.59%	10.19%

	2017	2016	2015	2014	2013
Regulatory Capital Ratios (3):
Hilltop - Leverage ratio	12.94%	13.51%	12.65%	14.17%	12.81%
Hilltop - Common equity Tier 1 risk-based capital ratio (9)	17.71%	18.30%	17.87%
Hilltop - Tier 1 risk-based capital ratio	18.24%	18.87%	18.48%	19.02%	18.53%
Hilltop - Total risk-based capital ratio	18.78%	19.34%	18.89%	19.69%	19.13%
PlainsCapital - Leverage ratio	12.32%	12.35%	13.22%	10.31%	9.29%
PlainsCapital - Common equity Tier 1 risk-based capital ratio (9)	14.47%	14.64%	16.23%
PlainsCapital - Tier 1 risk-based capital ratio	14.47%	14.64%	16.25%	13.74%	13.38%
PlainsCapital - Total risk-based capital ratio	15.29%	15.38%	16.99%	14.45%	14.00%

Other Data:
Banking Segment:
Efficiency ratio (10)	58.24%	58.87%	56.45%	61.17%	42.58%
Return on average assets (5)	0.85%	0.94%	1.36%	1.20%	1.78%
Net interest margin (6)	4.31%	4.65%	5.05%	4.97%	5.12%
Net interest margin (taxable equivalent) (8)	4.33%	4.68%	5.08%	5.00%	5.17%
Broker-Dealer Segment:
Net revenue (11)	$412,156	$416,938	$367,466	$131,595	$114,778
Compensation as a % of net revenue	60.8%	60.6%	69.6%	59.7%	59.5%
Mortgage Origination Segment:
Mortgage loan originations volume - Home purchases	$11,974,571	$11,276,378	$9,891,792	$8,295,994	$8,178,970
Mortgage loan originations volume - Refinancings	2,483,342	4,183,835	3,460,327	2,067,854	3,613,592
Mortgage loan originations volume - Total	14,457,913	15,460,213	13,352,119	10,363,848	11,792,562
Mortgage loan sales volume	14,454,260	15,155,340	13,129,069	10,164,350	12,045,842
Insurance Segment:
Net loss and LAE ratio	66.6%	57.4%	61.1%	57.4%	70.3%
Expense ratio	39.9%	33.5%	33.8%	31.9%	32.3%
Combined ratio	106.5%	90.9%	94.9%	89.3%	102.6%
Statutory surplus (12)	$116,590	$161,790	$152,342	$141,987	$125,054
Statutory premiums to surplus ratio	117.5%	92.3%	105.4%	115.8%	130.7%

(1)	Series B preferred stock was redeemed in April 2015.
(2)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(3)	For periods prior to 2014, Hilltop’s investment in SWS common stock was accounted for and included within its available for sale securities portfolio.
(4)	Noted measures are typically used for measuring the performance of banking and financial institutions.
(5)

Noted measures during 2017 include estimated non-cash, non-recurring charges to Hilltop consolidated and banking segment results of $28.4 million and $25.7 million, respectively, primarily attributable to the revaluation of deferred tax assets as a result of the enactment of the Tax Legislation. Certain Tax Legislation amounts are considered reasonable estimates as of December 31, 2017 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement our calculations, changes in interpretations and assumptions made, guidance that may be issued and actions we may take as a result of the Tax Legislation.

(6)	Net interest margin is defined as net interest income divided by average interest-earning assets
(7)	Noted measures during 2016 and 2015 reflect certain asset category reclassifications within the detailed calculations to conform with the current period presentation.
(8)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on a 35% federal income tax rate. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. For the periods presented, the taxable equivalent adjustments to interest income for Hilltop consolidated were $2.2 million, $2.4 million, $3.0 million, $2.3 million and $2.4 million, respectively, and for the banking segment were $1.6 million, $1.5 million, $1.8 million, $2.0 million and $2.0 million, respectively.

(9)	Common equity Tier 1 risk-based capital ratio applicable for reporting periods beginning after January 1, 2015.
(10)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(11)	Net revenue is defined as the sum of total broker-dealer net interest income plus total broker-dealer noninterest income.
(12)	Statutory surplus includes combined surplus of NLIC and ASIC.

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

	December 31,
	2017	2016	2015	2014	2013

Book value per common share	$19.92	$18.98	$17.56	$14.93	$13.27
Effect of goodwill and intangible assets per share	$(3.00)	$(3.01)	$(3.10)	$(3.46)	$(3.57)
Tangible book value per common share	$16.92	$15.97	$14.46	$11.47	$9.70

Hilltop stockholders’ equity	$1,912,081	$1,870,509	$1,736,954	$1,460,452	$1,311,141
Less: preferred stock	—	—	—	114,068	114,068
Less: goodwill and intangible assets, net	288,240	296,503	306,676	311,591	322,729
Tangible common equity	1,623,841	1,574,006	1,430,278	1,034,793	874,344

Total assets	13,365,786	12,738,062	11,867,001	9,242,416	8,904,122
Less: goodwill and intangible assets, net	288,240	296,503	306,676	311,591	322,729
Tangible assets	13,077,546	12,441,559	11,560,325	8,930,825	8,581,393

Equity to assets	14.31%	14.68%	14.64%	15.80%	14.73%
Tangible common equity to tangible assets	12.42%	12.65%	12.37%	11.59%	10.19%

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

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

During 2017, our net income to common stockholders was $132.5 million, or $1.36 per diluted share. We declared and paid total common dividends of $0.24 per share, or $23.1 million, during 2017,  which resulted in a dividend payout ratio of 17.59%. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $27.4 million to repurchase our common stock during 2017.

We reported $243.3 million of consolidated income before income taxes during 2017, including the following contributions from our four reportable business segments.

•	The banking segment contributed $164.0 million of income before income taxes during 2017;
•	The broker-dealer segment contributed $64.6 million of income before income taxes during 2017;
•	The mortgage origination segment contributed $49.6 million of income before income taxes during 2017; and
•	The insurance segment incurred a loss before income taxes of $4.1 million during 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax by lowering corporate income tax rates. Our results during 2017 include the estimated impact of a non-recurring, non-cash charge of $28.4 million as a result of the enactment of the Tax Legislation. The charge was primarily due to the revaluation of deferred tax assets as a result of the reduction in the corporate tax rate from 35% to 21%, and other anticipated impacts associated with the Tax Legislation. Certain Tax Legislation amounts are considered reasonable estimates as of December 31, 2017 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement of our calculations, changes in interpretations and assumptions made, guidance that may be issued and actions we may take as a result of the Tax Legislation. The charge resulting from the Tax Legislation is expected to be recovered through lower projected effective tax rates due to reduction of the corporate tax rate to 21%, which we expect to be partially offset by the loss of deductions for certain expenses. In addition, the Tax Legislation eliminates our ability to carryback any net operating losses against prior period taxable income in future years, which impacts the amount of the allowable deferred tax assets included in our common equity Tier 1 capital in our capital calculations, starting in 2018.

During August and September 2017, Hurricanes Harvey and Irma affected both the Company and its customers. The estimated pre-tax earnings impact from these hurricanes on our 2017 operating results was $8.2 million. Specifically, within our insurance segment, the total estimated loss and loss adjustment expenses (“LAE”) incurred associated with the hurricanes was $19.3 million at December 31, 2017, down from $19.5 million at September 30, 2017. However, since the losses exceeded excess of loss retention coverage, net exposure to the insurance segment was $4.4 million retention and $1.4 million in reinstatement premiums, down from a combined $6.0 million at September 30, 2017. The effect on our broker-dealer segment’s operating results were limited to $0.3 million associated with waived customer fees. While the mortgage origination and banking segments did not identify any immediate losses based on client interactions and the review of collateral domiciled in the affected areas, each recorded loss estimates within its third quarter 2017 operating results. As of December 31, 2017, the mortgage origination segment held a $0.1 million indemnification liability reserve associated with loss exposures related to funded loans, not yet sold into the secondary markets, as well as loans upon which it owns the mortgage servicing rights, a decrease from the $1.5 million reserve that was originally recorded as of September 30, 2017. This decrease in indemnification liability reserve was due to a reduction in the estimated number of loans with loss exposures from September 30, 2017 to December 31, 2017. The banking segment has reflected $2.0 million associated with estimated hurricane loss exposures within the qualitative factors used to determine its allowance for loan losses during the year ended December 31, 2017. Loan balances in the affected areas represented approximately 12% of total bank loans as of December 31, 2017 and are summarized by portfolio segment in the following table (dollars in millions).

Commercial and industrial	$100
Real estate	576
Construction and land development	—
Consumer	1
Broker-dealer	—
Total loans in affected areas	$677

Additionally, during 2017, our consolidated income before taxes included the recognition within corporate of a pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger (as defined below) as discussed in detail in Note 18, Commitments and Contingencies.

During 2016, the Bank discovered irregularities with respect to a non-covered loan that was in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. The banking segment’s financial results for 2016 reflect this charge-off. During the second quarter of 2017, the bank recorded other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery of a document delivered in connection with this loan. The Bank is actively pursuing legal remedies to recover losses arising from this isolated incident, including litigation against the borrower and guarantors. The Bank cannot currently estimate the amount of any future recoveries or additional expenses related to this charged-off loan.

As a financial institution providing products and services through our banking, broker-dealer, mortgage origination and insurance segments, we are directly affected by general economic and market conditions, many of which are beyond our control and unpredictable. A key factor impacting our financial position includes changes in the level of interest rates in addition to twists in the shape of the yield curve with the magnitude and direction of the impact varying across the different lines of business. Other factors include, but are not limited to, fluctuations in volume and price levels of securities, inflation, political events, weather-related events, investor confidence, investor participation levels, legal and regulatory, and compliance requirements and competition. All of these factors have the potential to impact on our financial position, operating results and liquidity. In addition, the recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially change the regulation of the financial services industry and may significantly impact us.

At December 31, 2017, on a consolidated basis, we had total assets of $13.4 billion, total deposits of $8.0 billion, total loans, including loans held for sale, of $8.1 billion and stockholders’ equity of $1.9 billion.

On January 25, 2018, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on February 28, 2018 to all common stockholders of record as of the close of business on February 15, 2018.

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

The broker-dealer segment includes the operations of FSC through January 22, 2016, and since January 1, 2015, the operations of Hilltop Securities and HTS Independent Network. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly-owned subsidiary of Securities Holdings, is a registered investment adviser under the Investment Advisers Act of 1940.

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

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

The elimination of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable segments is presented in Note 30, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about the operating results of our reportable segments (in thousands).

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$366,581	$43,735	$(915)	$2,861	$(10,069)	$19,555	$421,748
Provision for loan losses	14,073	198	—	—	—	—	14,271
Noninterest income	59,904	368,421	632,388	151,382	12,798	(19,829)	1,205,064
Noninterest expense	248,404	347,314	581,899	158,354	33,983	(699)	1,369,255
Income (loss) before income taxes	$164,008	$64,644	$49,574	$(4,111)	$(31,254)	$425	$243,286

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$363,083	$31,172	$(11,589)	$3,164	$(7,257)	$18,958	$397,531
Provision for loan losses	40,673	(53)	—	—	—	—	40,620
Noninterest income	52,579	385,766	704,126	164,841	2	(20,349)	1,286,965
Noninterest expense	244,715	377,524	614,741	146,601	29,938	(1,048)	1,412,471
Income (loss) before income taxes	$130,274	$39,467	$77,796	$21,404	$(37,193)	$(343)	$231,405

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$369,493	$32,971	$(10,423)	$3,187	$(5,109)	$18,464	$408,583
Provision for loan losses	12,795	(80)	—	—	—	—	12,715
Noninterest income	62,639	334,495	597,163	171,185	81,289	(19,129)	1,227,642
Noninterest expense	243,926	367,812	539,257	158,720	31,926	(1,625)	1,340,016
Income (loss) before income taxes	$175,411	$(266)	$47,483	$15,652	$44,254	$960	$283,494

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $421.7 million in net interest income during 2017, compared with net interest income of $397.5 million and $408.6 million during 2016 and 2015, respectively. Changes in net interest income during 2017, compared with 2016,  primarily included increases within our banking, broker-dealer and mortgage origination segments. The decrease in net interest income during 2016, compared with 2015, included decreases within our banking and broker-dealer segments, offset by an increase in interest expense incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) that were not issued until the second quarter of 2015.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services that generated $266.3 million, $273.9 million and $276.6 million in securities brokerage commissions and fees and investment advisory fees and commissions, and $91.1 million, $102.2 million and $56.8 million in gains on derivative and trading portfolio activities (included within other noninterest income) during 2017,  2016 and 2015, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2017,  2016 and 2015, we generated $632.4 million, $703.3 million and $596.8 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and homeowners insurance for low value dwellings and manufactured homes that generated $142.3 million, $155.5 million and $162.1 million in net insurance premiums earned during 2017,  2016 and 2015, respectively.

In the aggregate, we generated $1.2 billion, $1.3 billion and $1.2 billion in noninterest income during 2017,  2016 and 2015, respectively. Excluding the bargain purchase gain of $81.3 million related to the SWS Merger in 2015, our noninterest income during 2015 was $1.1 billion. We are presenting this financial measure because certain investors may use it to evaluate our business and financial results. The decrease in noninterest income during 2017, compared with 2016, was predominantly attributable to decreases in noninterest income in our mortgage origination, broker-dealer and insurance segments, partially offset by increases in noninterest income due to the previously mentioned increase in other noninterest income of $15.0 million within the banking segment and the $11.6 million increase within corporate related to the resolution of the appraisal proceedings from the SWS Merger. The increase in noninterest income during 2016, compared with 2015, other than bargain purchase gain, was primarily due to increases in noninterest income in our mortgage origination and broker-dealer segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during 2017 was $132.5 million, or $1.36 per diluted share, compared with net income applicable to common stockholders of $145.9 million, or $1.48 per diluted share, during 2016, and net income applicable to common stockholders of $209.1 million, or $2.09 per diluted share, during 2015. The consolidated operating results during 2017 included the previously mentioned $28.4 million estimated non-cash charge related to the Tax Legislation, the previously mentioned estimated pre-tax earnings impact from the hurricanes of $8.2 million, the previously mentioned increase to other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery of a document delivered in connection with a single, large loan charged off by the Bank in 2016 and the pre-tax net increase to other noninterest income $11.6 million (or $14.2 million after income tax benefit of $2.6 million) related to the resolution of the appraisal proceedings from the SWS Merger. The consolidated operating results during 2016 included the previously mentioned $24.5 million charge-off of a single large loan by the Bank and a specific legal reserve of $16.0 million related to one matter involving Hilltop Securities that was settled in the first quarter of 2017. The consolidated operating results during 2015 include the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million, or $0.81 per diluted share. Included in the bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change effected in connection with the SWS Merger. In addition, the bargain purchase gain reflects our acquisition date fair value allocation to identifiable intangible assets of $7.5 million.

Our consolidated operating results during 2017 also included transaction costs related to the SWS Merger, while our consolidated operating results during 2016 and 2015 included both transaction costs and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), incurred as a result of the integration of the operations and systems acquired in the SWS Merger.

During 2017, we incurred $2.1 million in pre-tax transaction costs related to the SWS Merger. During 2016, we incurred $7.4 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $2.9 million, $2.9 million and $0.1 million, respectively. During 2015, we incurred $31.6 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee, and contractual expenses during this same period were $8.7 million, $6.5 million and $2.7 million, respectively. On January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. The integration of FSC and Hilltop

Securities is complete and Hilltop Securities does not expect to incur any additional integration costs in relation to the SWS Merger.

Certain items included in net income for 2017,  2016 and 2015 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction and the SWS Merger (collectively, the “Bank Transactions”). Income before income taxes during 2017 includes net accretion of $5.3 million, $47.7 million and $3.1 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $6.3 million, $0.6 million and $0.9 million, respectively. Income before income taxes during 2016 includes net accretion of $9.7 million, $50.7 million and $4.6 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $7.9 million, $0.8 million and $1.0 million, respectively. Income before income taxes during 2015 includes net accretion of $15.3 million, $60.4 million and $17.3 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $8.7 million, $0.9 million and $1.0 million, respectively.

In addition, the Bank recorded “true-up” accruals with respect to the FNB Transaction loss-share agreements with the FDIC of $2.1 million in 2017, compared to $8.7 million in 2016 and $5.5 million in 2015. The total true-up accrual at December 31, 2017 was $16.3 million. This true-up accrual is based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if actual losses incurred and billed to the FDIC through loss sharing are below a stated threshold. In 2017, the Bank also recorded $17.1 million of amortization of excess book value of its receivables under the loss-share agreements (the “FDIC Indemnification Asset”) due to lower projected collections from the FDIC than were initially estimated at the acquisition date.

We consider the ratios shown in the table below to be key indicators of our performance.

	Year Ended December 31,
	2017	2016	2015
Performance Ratios:
Return on average stockholder's equity (1)	7.00%	8.13%	12.32%
Return on average assets (1)	1.03%	1.21%	1.70%
Net interest margin (2) (3) (4) (5)	3.61%	3.68%	3.71%
Net interest margin (taxable equivalent) (3) (4) (5) (6)	3.63%	3.71%	3.74%

(1)

Noted measures during 2017 include estimated non-cash, non-recurring charges of $28.4 million primarily attributable to the revaluation of deferred tax assets as a result of the enactment of the Tax Legislation. Certain Tax Legislation amounts are considered reasonable estimates as of December 31, 2017 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement of our calculations, changes in interpretations and assumptions made, guidance that may be issued and actions we may take as a result of the Tax Legislation.

(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)	Noted measures during 2016 and 2015 reflect certain asset category reclassifications within the detailed calculations to conform with the current period presentation.
(4)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest earning assets. Taxable equivalent adjustments are based on a 35% federal income tax rate. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. See footnote 2 to the consolidated net interest income table below for the taxable equivalent adjustments to interest income.

(5)

The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 48 basis points, 55 basis points, and 81 basis points during 2017,  2016 and 2015, respectively.

(6)	During 2017, 2016 and 2015, purchase accounting contributed 52 basis points, 66 basis points and 91 basis points, respectively, to net interest margin and taxable equivalent net interest margin.

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

During 2017, purchase accounting contributed 52 basis points to our consolidated taxable equivalent net interest margin of 3.63%,  primarily related to accretion of discount on loans of $7.8 million, $47.7 million and $2.9 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.4 million. During 2016,  purchase accounting contributed 66 basis points to our consolidated taxable equivalent net interest margin of 3.71%,  primarily related to accretion of discount on loans of $12.9 million, $50.7 million and $4.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.1 million. During 2015,  purchase accounting contributed 91 basis points to our consolidated taxable equivalent net interest margin of 3.74%,  primarily related to accretion of discount on loans of $19.0 million, $60.4 million and $16.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.4 million.

The FNB Transaction-related accretion of discount on loans of $47.7 million, $50.7 million and $60.4 million during 2017,  2016 and 2015, respectively, included accretion of approximately $5 million, $16 million and $35 million, respectively, due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. The performance of the covered PCI loan portfolio since 2014, which has exceeded our expectations at the time of acquisition, has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during 2017,  2016 and 2015 resulted in the reclassification of $9.1 million, $41.2 million and $70.9 million, respectively, from nonaccretable difference to accretable yield.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands). The 2016 and 2015 detailed calculations reflect certain asset category reclassifications to conform with the current period presentation.

	Year Ended December 31,
	2017			2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,718,933	$411,988	5.34%	$7,153,769	$389,637	5.45%	$6,550,164	$390,359	5.96%
Investment securities - taxable	1,399,379	36,378	2.60%	1,038,838	25,129	2.42%	1,112,524	25,997	2.34%
Investment securities - non-taxable (2)	234,741	8,012	3.41%	282,780	8,674	3.07%	250,870	9,629	3.84%
Federal funds sold and securities purchased under agreements to resell	140,337	923	0.66%	150,337	316	0.21%	99,037	120	0.12%
Interest-bearing deposits in other financial institutions	572,829	6,114	1.07%	574,777	2,886	0.50%	800,806	2,005	0.25%
Securities borrowed	1,518,041	41,048	2.70%	1,523,195	29,518	1.94%	2,121,643	41,051	1.93%
Other	85,125	4,897	5.75%	66,088	2,247	3.40%	67,936	3,678	5.41%
Interest-earning assets, gross (2)	11,669,385	509,360	4.36%	10,789,784	458,407	4.25%	11,002,980	472,839	4.30%
Allowance for loan losses	(59,153)			(51,925)			(42,924)
Interest-earning assets, net	11,610,232			10,737,859			10,960,056
Noninterest-earning assets	1,345,599			1,457,945			1,521,202
Total assets	$12,955,831			$12,195,804			$12,481,258

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,220,359	$24,695	0.47%	$4,824,374	$15,843	0.33%	$4,804,077	$15,523	0.32%
Securities loaned	1,378,748	32,337	2.35%	1,428,829	22,510	1.58%	2,025,107	29,893	1.48%
Notes payable and other borrowings	1,515,874	28,376	1.87%	1,237,609	20,070	1.62%	1,103,045	15,839	1.44%
Total interest-bearing liabilities	8,114,981	85,408	1.05%	7,490,812	58,423	0.78%	7,932,229	61,255	0.77%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,309,776			2,241,561			2,187,336
Other liabilities	634,630			665,878			647,985
Total liabilities	11,059,387			10,398,251			10,767,550
Stockholders’ equity	1,894,009			1,795,219			1,713,030
Noncontrolling interest	2,435			2,334			678
Total liabilities and stockholders' equity	$12,955,831			$12,195,804			$12,481,258

Net interest income (2)		$423,952			$399,984			$411,584
Net interest spread (2)			3.31%			3.47%			3.53%
Net interest margin (2)			3.63%			3.71%			3.74%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $2.2 million, $2.4 million and $3.0 million during 2017,  2016 and 2015, respectively.

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

On a consolidated basis, net interest income increased $24.2 million during 2017, compared with 2016, while net interest income decreased $11.1 million during 2016, compared with 2015. The increase in net interest income during 2017, compared with 2016, was primarily related to increases in the net interest earned on mortgage-backed securities and increases in the average stock borrowing balances in our broker-dealer segment and net volume and yield changes on the loan portfolio within our banking segment as a result of the changes in year-over-year accretion of discount on loans. The change in net interest income during 2016, compared with 2015, was primarily related to a lower yield on the loan portfolio within our banking segment, a decrease in average stock borrow/loan program balances in our broker-dealer segment and an increase in interest expense at corporate on our outstanding Senior Notes, the offering of which was completed during the second quarter of 2015.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which relates to the banking segment, was $14.3 million, $40.6 million and $12.7 million during 2017,  2016 and 2015, respectively. During 2017, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $12.5 million and charges on PCI loans of $1.8 million. As previously mentioned, the consolidated provision for loan losses during 2016 included a $24.5 million charge-off of a single large loan by the Bank. The provision for loan losses during 2016 and 2015 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $41.6 million and $13.8 million, respectively, partially offset by the recapture of PCI loans of $1.0 million and $1.1 million, respectively.

Consolidated noninterest income decreased $81.9 million during 2017, compared with 2016, while consolidated noninterest income increased $59.3 million during 2016, compared with 2015. Consolidated noninterest income during 2017 included the previously mentioned increase to other noninterest income of $15.0 million in our banking segment and the pre-tax net increase to other noninterest income of $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger. The year-over-year changes in noninterest income, other than the previously mentioned non-recurring items, during 2017, compared with 2016, were primarily driven by decreases in noninterest income within our broker-dealer, mortgage origination, and insurance segments. Consolidated noninterest income during 2015 included the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million. The increase in noninterest income, other than bargain purchase gain, during 2016, compared with 2015, of $140.6 million was primarily driven by an increase in noninterest income within our mortgage origination segment of $107.0 million and an increase in income earned on derivative and trading portfolio activities within our broker-dealer segment of $45.5 million, partially offset by decreases in noninterest income in our banking and insurance segments.

Consolidated noninterest expense during 2017 decreased $43.2 million, compared with 2016, while consolidated noninterest expense during 2016 increased $72.5 million, compared with 2015. The decrease in noninterest expense during 2017, compared with 2016, primarily included decreases in noninterest expense within our broker-dealer and mortgage origination segments, partially offset by an increase within our banking segment and an increase within our insurance segment due to the effects of hurricanes as well as other weather-related losses experienced during 2017. During 2017, we incurred pre-tax transaction and integration costs related to the SWS Merger of $2.1 million, compared with $13.3 million during 2016. The increase in noninterest expense during 2016, compared with 2015, primarily included an increase in noninterest expense within our mortgage origination segment, as well as an increase within our broker-dealer segment, partially offset by a decrease within our insurance segment. In addition to the previously mentioned pre-tax transaction and integration costs incurred during 2016 related to the SWS Merger, changes between 2016 and 2015 within the major components of consolidated noninterest expense included increases of $68.2 million in employees’ compensation and benefits, $27.0 million in other expenses primarily attributable to increases in our mortgage origination and broker-dealer segments, as well as increased costs associated with regulatory compliance throughout the organization, partially offset by a decrease of $7.5 million in occupancy and equipment, net, primarily related to our broker-dealer segment.

Consolidated income tax expense during 2017,  2016 and 2015 was $110.1 million, $83.5 million and $70.9 million, respectively, reflecting effective rates of 45.3%, 36.1% and 25.0%, respectively. The effective tax rate during 2017 was higher than the statutory rate primarily due to the revaluation of deferred tax assets as a result of the estimated effects of the Tax Legislation discussed above, partially offset by the previously discussed non-taxable gain recorded in the resolution of the SWS appraisal proceedings as the SWS Merger was a tax-free reorganization. Our effective tax rate during 2016 was relatively consistent with the statutory rate but did include gross effects related to non-deductible transaction costs associated with the SWS Merger, offset by the reversal of a valuation allowance of $2.2 million previously established on a deferred tax asset associated with the SWS Merger and the recognition of excess tax benefits on share-based payment awards as a result of the adoption of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016. The lower effective tax rate during 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, during 2015, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse our deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock and also reversed a valuation allowance of $1.9 million previously established on a deferred tax asset for a capital loss carryforward.

Segment Results

Banking Segment

Income before income taxes in our banking segment during 2017, 2016 and 2015 was $164.0 million, $130.3 million and $175.4 million, respectively. The increase in income before income taxes during 2017, compared with 2016, was primarily due to the inclusion of the previously mentioned increase to other noninterest income of $15.0 million during 2017 and the $24.5 million charge-off within the provision for loan losses during 2016. Income before income taxes also increased during 2017, compared with 2016, due to an increase in net interest income associated with net volume and yield changes. See discussion in the Overview for the effect of recent hurricanes on the banking segment’s operating results. The decrease in income before income taxes during 2016, compared with 2015, was primarily due to the increase in the provision for loan losses associated with the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016, a decrease in net interest income associated with the decline in accretion of discount on loans, and a decrease in noninterest income associated with the prior year recognition of gains on securities acquired in the SWS Merger and subsequently sold.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Year Ended December 31,
	2017	2016	2015
Performance Ratios:
Efficiency ratio (1)	58.24%	58.87%	56.45%
Return on average assets (2)	0.85%	0.94%	1.36%
Net interest margin (3) (5)	4.31%	4.65%	5.05%
Net interest margin (taxable equivalent) (4) (5)	4.33%	4.68%	5.08%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)

Return on average assets during 2017 includes estimated non-cash, non-recurring charges of $25.7 million primarily attributable to the revaluation of deferred tax assets as a result of the enactment of the Tax Legislation. Certain Tax Legislation amounts are considered reasonable estimates as of December 31, 2017 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement of our calculations, changes in interpretations and assumptions made, guidance that may be issued and actions we may take as a result of the Tax Legislation.

(3)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(4)

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

(5)	During 2017, 2016 and 2015, purchase accounting contributed 72 basis points, 93 basis points and 142 basis points, respectively, to net interest margin and taxable equivalent net interest margin.

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

During 2017,  purchase accounting contributed 72 basis points to the banking segment’s taxable equivalent net interest margin of 4.33%,  primarily related to accretion of discount on loans of $7.8 million, $47.7 million and $2.9 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.4 million. During 2016, purchase accounting contributed 93 basis points to the banking segment’s taxable equivalent net interest margin of 4.68%,  primarily related to accretion of discount on loans of $12.9 million, $50.7 million and $4.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.1 million. During 2015,  purchase accounting contributed 142 basis points to the banking segment’s taxable equivalent net interest margin of 5.08%,  primarily related to accretion of discount on loans of $19.0 million, $60.4 million and $16.7 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.4 million.

The FNB Transaction-related accretion of discount on loans of $47.7 million, $50.7 million and $60.4 million during 2017,  2016 and 2015, respectively, included accretion of approximately $5 million, $16 million and $35 million, respectively, due to better-than-expected resolution of covered PCI loans during the respective periods. The performance of the covered PCI loan portfolio since 2014, which has exceeded our expectations at the time of acquisition, has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during 2017,  2016 and 2015 resulted in the reclassification of $9.1 million, $41.2 million and $70.9 million, respectively, from nonaccretable difference to accretable yield.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2017			2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,695,927	$326,906	5.74%	$5,301,117	$317,695	5.99%	$4,789,972	$328,384	6.86%
Subsidiary warehouse lines of credit	1,436,401	54,701	3.81%	1,261,016	49,075	3.89%	1,055,525	37,772	3.58%
Investment securities - taxable	851,066	16,275	1.91%	714,096	13,911	1.95%	791,994	17,241	2.18%
Investment securities - non-taxable (2)	123,969	4,747	3.83%	136,141	4,998	3.67%	141,186	5,295	3.75%
Federal funds sold and securities purchased under agreements to resell	5,947	50	0.85%	28,297	155	0.55%	21,821	65	0.30%
Interest-bearing deposits in other financial institutions	316,186	3,499	1.11%	335,136	1,823	0.54%	484,553	1,366	0.28%
Other	70,123	2,412	3.44%	56,867	2,075	3.65%	49,988	1,745	3.49%
Interest-earning assets, gross (2)	8,499,619	408,590	4.81%	7,832,670	389,732	4.98%	7,335,039	391,868	5.34%
Allowance for loan losses	(59,007)			(51,706)			(42,579)
Interest-earning assets, net	8,440,612			7,780,964			7,292,460
Noninterest-earning assets	947,484			1,036,910			1,125,974
Total assets	$9,388,096			$8,817,874			$8,418,434

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,932,689	$33,420	0.68%	$4,523,079	$19,815	0.44%	$4,413,352	$16,992	0.39%
Notes payable and other borrowings	741,561	6,953	0.94%	675,011	3,633	0.54%	585,732	2,118	0.36%
Total interest-bearing liabilities (3)	5,674,250	40,373	0.71%	5,198,090	23,448	0.45%	4,999,084	19,110	0.38%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,297,390			2,257,440			2,144,282
Other liabilities	48,303			57,501			49,388
Total liabilities	8,019,943			7,513,031			7,192,754
Stockholders’ equity	1,368,153			1,304,843			1,225,680
Total liabilities and stockholders’ equity	$9,388,096			$8,817,874			$8,418,434

Net interest income (2)		$368,217			$366,284			$372,758
Net interest spread (2)			4.10%			4.52%			4.96%
Net interest margin (2)			4.33%			4.68%			5.08%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $1.6 million, $1.5 million and $1.8 million during 2017,  2016 and 2015, respectively.

(3)

Only considers debt of PlainsCapital without the allocation of interest expense on PCC debt of $1.5 million and $1.4 million during 2016 and 2015, respectively. Interest expense on PCC debt was not allocated to PlainsCapital beginning January 1, 2017.

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

	Year Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$23,649	$(14,438)	$9,211	$35,042	$(45,731)	$(10,689)
Subsidiary warehouse lines of credit	6,822	(1,196)	5,626	7,353	3,950	11,303
Investment securities - taxable	2,671	(307)	2,364	(1,696)	(1,634)	(3,330)
Investment securities - non-taxable (2)	(447)	196	(251)	(189)	(108)	(297)
Federal funds sold and securities purchased under agreements to resell	(123)	18	(105)	19	71	90
Interest-bearing deposits in other financial institutions	(102)	1,778	1,676	(421)	878	457
Other	484	(147)	337	240	90	330
Total interest income (2)	32,954	(14,096)	18,858	40,348	(42,484)	(2,136)

Interest expense
Deposits	$1,789	$11,816	$13,605	$422	$2,401	$2,823
Notes payable and other borrowings	359	2,961	3,320	323	1,192	1,515
Total interest expense	2,148	14,777	16,925	745	3,593	4,338

Net interest income (2)	$30,806	$(28,873)	$1,933	$39,603	$(46,077)	$(6,474)

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $1.9 million during 2017, compared with 2016. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $14.1 million during 2017, compared with 2016, primarily due to a decrease in accretion of discount on loans of $9.4 million. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. We experienced interest rate margin compression during 2017, which was driven by the rising interest rate environment and the rate floors in effect for a portion of the Bank’s loan portfolio, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates, which have also increased our borrowing costs.  Absent a decline in interest rates, we believe this interest rate compression will continue until contractual rate resets allow our entire loan portfolio to reprice above applicable rate floors. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $33.0 million during 2017, compared with 2016. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $14.8 million during 2017, compared with 2016, due to increases in market interest rates. Taxable equivalent net interest income decreased $6.5 million during 2016, compared with 2015. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $42.5 million during 2016, compared with 2015, primarily due to the net effects of lower yields on the loan portfolio as a result of the decline in accretion of discount on loans, partially offset by the favorable change in yields on warehouse lines of credit extended to other subsidiaries. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $40.3 million during 2016, compared with 2015.

The banking segment’s noninterest income was $59.9 million, $52.6 million and $62.6 million during 2017, 2016 and 2015, respectively. Other than the previously mentioned increase to other noninterest income of $15.0 million, the changes in noninterest income during 2017, compared to 2016, were primarily driven by year-over-year decreases in exchange fee income due to the impact of the Durbin amendment, which became applicable to the Bank on July 1, 2016, and intercompany financing charges. The decrease during 2016, compared with 2015, was primarily due to $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during 2015, that did not recur during 2016, as well as year-over-year decreases in subsidiary management fees, exchange fee income due to the impact of the Durbin Act and OREO income.

The banking segment’s noninterest expenses were $248.4 million, $244.7 million and $243.9 million during 2017,  2016 and 2015, respectively. The change in noninterest expenses during 2017, compared with 2016, included increases in employees’ compensation and benefits of $1.8 million primarily due to increased benefit costs, net expenses associated with covered assets of $10.4 million, repossession and foreclosure expenses of $3.2 million, as well as legal expenses associated with the Bank’s previously mentioned efforts to recover losses associated with a charged-off loan, partially offset by a year-over-year decrease of $12.5 million associated with downward valuation adjustments on a significant covered OREO property recorded during the first nine months of 2016, as well as decreases in occupancy expenses associated with closed branches and expenses associated with organizational changes. The change in noninterest expenses during 2016, compared with 2015, was relatively flat, but included an increase in compensation and benefits costs and a year-over-year increase in the “true-up” payment accrual associated with covered assets of $3.3 million, offset by a $3.0 million decrease in pre-tax integration-related costs directly attributable to the integration of the former SWS FSB related to employee expenses and a decrease in occupancy expenses associated with closed branches and related costs.

In addition, as discussed under the heading “— Financial Condition — Covered Loan Portfolio” that follows, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than its initial estimate. As a result, the Bank has recorded, and expects that it will continue to record, amortization associated with its FDIC Indemnification Asset. Changes to the FDIC Indemnification Asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the consolidated statements of operations over the life of the loss-share agreements.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment was $64.6 million and $39.5 million during 2017 and 2016, respectively, compared with a loss before income taxes during 2015 of $0.3 million. The increase in income before income taxes during 2017, compared with 2016, was primarily the result of a specific legal reserve of $16.0 million during the fourth quarter of 2016 related to one matter that was settled in the first quarter of 2017, a decrease in pre-tax integration-related costs of $5.9 million, an increase in the federal funds rate during 2017, which led to an increase of $12.3 million in fees earned on money market and FDIC insured bank deposits, and an increase in the interest earned on mortgage-backed securities, offset by a decrease of $8.7 million in investment banking and advisory fees primarily earned on the underwriting of municipal bond transactions and the secondary trading of these and other municipal securities within our public finance and capital markets business lines. The change in income before income taxes during 2016, compared with 2015, was primarily the result of increases in trading gains associated with the structured finance business and the decrease in pre-tax transaction and integration-related costs of $9.3 million, partially offset by a specific legal reserve of $16.0 million during the fourth quarter of 2016 related to one matter that was settled in the first quarter of 2017.

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

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net interest income:
Securities lending	$8,711	$7,008	$11,158	$1,703	$(4,150)
Structured finance	9,597	3,319	1,549	6,278	1,770
Clearing	2,199	278	6,307	1,921	(6,029)
Other	23,228	20,567	13,957	2,661	6,610
Total net interest income	43,735	31,172	32,971	12,563	(1,799)
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	45,915	54,992	56,570	(9,077)	(1,578)
Retail	81,075	75,271	78,470	5,804	(3,199)
Clearing	34,008	27,850	20,840	6,158	7,010
Other	4,475	3,698	6,150	777	(2,452)
	165,473	161,811	162,030	3,662	(219)
Investment banking and advisory fees by business line:
Public finance	86,075	90,851	92,308	(4,776)	(1,457)
Capital markets	707	4,621	2,384	(3,914)	2,237
Retail	16,306	14,635	15,258	1,671	(623)
Structured finance	5,675	5,369	5,678	306	(309)
Clearing	1,152	515	48	637	467
Other	5	1	256	4	(255)
	109,920	115,992	115,932	(6,072)	60
Other:
Structured finance	66,233	81,352	38,738	(15,119)	42,614
Capital markets	24,878	20,813	17,903	4,065	2,910
Other	1,917	5,798	(108)	(3,881)	5,906
	93,028	107,963	56,533	(14,935)	51,430
Total noninterest income	368,421	385,766	334,495	(17,345)	51,271
Net revenue (2)	412,156	416,938	367,466	(4,782)	49,472
Noninterest expense (3):
Compensation and benefits expenses	250,614	252,772	255,629	(2,158)	(2,857)
Other	96,898	124,699	112,103	(27,801)	12,596
Total noninterest expense	347,512	377,471	367,732	(29,959)	9,739

Income before income taxes	$64,644	$39,467	$(266)	$25,177	$39,733

(1)	Securities commissions and fees includes income of $9.1 million, $3.9 million, and $1.4 million during 2017, 2016, and 2015, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income.
(3)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

The broker-dealer segment had net interest income of $43.7 million, $31.2 million and $33.0 million during 2017, 2016 and 2015, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during 2017, compared with 2016, was primarily due to an increase in the net interest earned on mortgage-backed securities and an increase in the average stock borrowing balances offset by an increase in repo interest expense and bank loans due to increased borrowing rates and daily balances. The decrease in net interest income during 2016, compared with 2015 was primarily due to a decrease of 21% in the broker-dealer segment’s average stock borrowing balances.

Noninterest income was $368.4 million, $385.8 million and $334.5 million during 2017,  2016 and 2015, respectively. The decrease in noninterest income of $17.3 million during 2017, compared with 2016, was primarily due to a decrease of $14.9 million in other noninterest income and a decrease of $6.1 million in investment banking and advisory fees.  The increase in noninterest income of $51.3 million during 2016, compared with 2015, was primarily due to an increase of $51.4 million in other noninterest income.

Securities commissions and fees increased $3.7 million during 2017, compared with 2016. The increase was primarily attributable to fees earned on money market accounts and FDIC insured bank deposits by the clearing and retail businesses resulting from the 61-basis point increase in the federal funds rate during 2017. This increase was partially offset by a reduction in securities commissions and fees earned in the capital markets business on the sale of over-the-counter, municipal and mortgage backed security products. Although securities commissions and fees were relatively flat between 2015 and 2016, the securities commissions and fees earned by our clearing business increased $7.0 million from fees earned on money markets and FDIC insured bank deposits resulting from the 25-basis point increase in the federal funds rate in December 2015, partially offset by a reduction in securities commissions and fees earned in our capital markets and retail businesses of $4.8 million from decreases in municipal bond transactions and insurance product sales.

Investment banking and advisory fees decreased $6.1 million during 2017, compared with 2016, primarily due to reductions in the number and the aggregate dollar amount of municipal bond transactions and the municipal finance and underwriting fees associated with those and other taxable transactions. Although public finance revenues decreased in 2017 compared to 2016, national municipal issuances surged in the fourth quarter of 2017, due to the anticipated effects of the Tax Legislation. A number of national municipal issuers elected to accelerate certain capital raising initiatives before these changes were enacted. As a result, we anticipate lower municipal issuance volume in 2018.  Investment banking and advisory fees were relatively flat between 2015 and 2016.

The decrease in other noninterest income during 2017, compared with 2016, was primarily due to a decrease of $15.1 million in income earned from trading gains associated with the structured finance business and a decrease of $4.5 million in the value of broker-dealer segment investments held at corporate, partially offset by increases of $4.1 million in income earned from trading gains associated with the capital markets business from the sale of municipal bonds and $0.7 million in the value of investments held in the broker-dealer segment’s deferred compensation plan. The increase in other noninterest income during 2016, compared with 2015, was primarily due to an increase of $45.5 million in income earned from trading gains associated with the structured finance and capital markets businesses and a $4.1 million increase in other noninterest income due to a non-recurring reversal of a contingent liability associated with an investment.

Noninterest expenses were $347.5 million, $377.5 million and $367.8 million during  2017,  2016 and 2015, respectively. The decrease in noninterest expenses of $30.0 million during 2017, compared with 2016, was primarily due to a decrease of $24.4 million in legal expenses associated with settled litigation, a decrease in pre-tax integration-related professional costs of $2.9 million and a decrease of $2.2 million in compensation and benefits expenses, which was in part a product of the integration and merger of FSC and Hilltop Securities and in part due to the decrease in the variable compensation and benefits expense components that are based on each business lines’ performance. The increase in noninterest expenses of $9.7 million during 2016, compared with 2015, was primarily due to an increase in legal expenses associated with both resolved and ongoing litigation matters, partially offset by a decrease of $2.9 million in compensation and benefits expenses. This decrease in compensation and benefits expense was primarily as a result of a decrease in salaries and benefits, which was in part a product of the integration and merger of FSC and Hilltop Securities, partially offset by an increase in incentive pay given the improvement in year-over-year operating performance. During 2016, the broker-dealer segment incurred pre-tax integration-related costs resulting from employee expenses, professional fees and contractual expenses of $2.9 million, $2.9 million and $0.1 million, respectively, compared with pre-tax transaction costs of $0.8 million, and employee expenses, professional fees, and contractual expenses of $6.9 million, $5.6 million and $1.9 million, respectively, during 2015 directly attributable to the integration of the operations acquired in the SWS Merger.

Effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. The integration is complete and Hilltop Securities does not expect to incur any additional integration costs in relation to the SWS Merger.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Year Ended December 31,
	2017	2016	2015
Compensation as a % of net revenue	60.8%	60.6%	69.6%
FDIC insured program balances at PlainsCapital Bank (end of period)	$1,301,148	$1,000,310	$845,569
Other FDIC insured program balances (end of period)	$1,093,493	$1,517,482	$1,380,030
Customer margin balances (end of period)	$349,794	$332,806	$414,013
Customer funds on deposit, including short credits (end of period)	$411,989	$385,104	$474,773

Public finance:
Number of issues	1,561	1,747	1,655
Aggregate amount of offerings	$83,907,144	$82,561,809	$70,021,094

Capital markets:
Total volumes	$65,559,604	$76,482,509	$76,737,890
Net inventory (end of period)	$491,370	$95,925	$62,879

Retail:
Retail employee representatives (end of period)	120	117	118
Independent registered representatives (end of period)	218	224	234

Structured finance:
Lock production/TBA volume	$5,938,788	$6,088,319	$3,848,214

Clearing:
Total tickets (1)	1,325,760	1,669,856	2,396,478
Correspondents (end of period)	162	175	205

Securities lending:
Interest-earning assets - stock borrowed (end of period)	$1,386,821	$1,436,069	$1,307,741
Interest-bearing liabilities - stock loaned (end of period)	$1,215,093	$1,283,676	$1,235,466

(1)

Effective May 2016, a single correspondent began compressing multiple executions when delivering trades for processing, resulting in a decrease in year-over-year ticket count for the broker-dealer segment’s clearing business line. This modification did not significantly impact the correspondent’s clearing revenues.

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during 2017, 2016 and 2015 was $49.6 million, $77.8 million and $47.5 million, respectively. The year-over-year decrease in income before income taxes during 2017, compared with 2016, was primarily due to a decrease in noninterest income, partially offset by decreases in noninterest expense and net interest expense. The increase in income before income taxes during 2016, compared with 2015, was primarily due to an increase in noninterest income, partially offset by an increase in noninterest expense. Net interest expense of $0.9 million, $11.6 million and $10.4 million during 2017, 2016 and 2015, respectively, was primarily comprised of interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale. The improvement in net interest expense during 2017 compared with 2016 included the effects of increased average hold periods and improved net yields on mortgage loans held for sale.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. During 2017, PrimeLending’s refinancing volume was $2.5 billion, a decrease from $4.2 billion during 2016. Due to increases in mortgage interest rates since the fourth quarter of 2016, refinancing volume and refinancing volume as a percentage of total loan origination volume decreased to 17.2% in 2017 as compared to 27.1% in 2016. We anticipate the percentage of refinance volume relative to total loan origination volume will decrease slightly in 2018.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business relationships (“ABAs”). For 2017, funded  loan volume through ABAs was less than 5% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in three ABAs. We expect production within the ABA channel to represent approximately 5% of the total loan volume during 2018, a slight increase from 2017.

The following table provides certain details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Year Ended December 31,
	2017		2016		2015
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Mortgage Loan Originations - units	62,058		66,881		59,621

Mortgage Loan Originations - volume	$14,457,913		$15,460,213		$13,352,119

Mortgage Loan Originations:
Conventional	$8,666,935	59.95%	$9,897,230	64.02%	$8,394,709	62.87%
Government	3,440,264	23.80%	3,595,219	23.25%	3,395,587	25.43%
Jumbo	1,415,682	9.79%	1,312,800	8.49%	961,598	7.20%
Other	935,032	6.46%	654,964	4.24%	600,225	4.50%
	$14,457,913	100.00%	$15,460,213	100.00%	$13,352,119	100.00%

Home purchases	$11,974,571	82.82%	$11,276,378	72.94%	$9,891,792	74.08%
Refinancings	2,483,342	17.18%	4,183,835	27.06%	3,460,327	25.92%
	$14,457,913	100.00%	$15,460,213	100.00%	$13,352,119	100.00%

Texas	$3,129,008	21.64%	$3,352,469	21.69%	$2,967,740	22.23%
California	1,846,172	12.77%	2,235,915	14.46%	1,965,039	14.72%
Florida	853,727	5.90%	797,578	5.16%	644,090	4.82%
Ohio	634,142	4.39%	637,435	4.12%	555,106	4.16%
Arizona	554,463	3.84%	527,055	3.41%	415,215	3.11%
South Carolina	472,935	3.27%	446,221	2.89%	385,347	2.88%
Washington	465,501	3.22%	538,857	3.49%	451,277	3.38%
Missouri	448,565	3.10%	441,125	2.85%	379,621	2.84%
North Carolina	440,456	3.05%	512,087	3.31%	492,879	3.69%
Maryland	430,668	2.98%	521,686	3.37%	452,280	3.39%
All other states	5,182,276	35.84%	5,449,785	35.25%	4,643,525	34.78%
	$14,457,913	100.00%	$15,460,213	100.00%	$13,352,119	100.00%

Mortgage Loan Sales - volume	$14,454,260		$15,155,340		$13,129,069

Refinancing volume decreased to $2.5 billion during 2017 from $4.2 billion during 2016 (representing 17.2% and 27.1%, respectively, of total loan origination volume), while home purchases volume increased 6.2% to $12.0 billion during 2017 from $11.3 billion during 2016. Refinancing volume increased to $4.2 billion from $3.5 billion during 2016, compared with 2015 (representing 27.1% and 25.9%, respectively, of total loan origination volume), while home purchases volume increased 14.0% to $11.3 billion during 2016 from $9.9 billion during 2015.

The mortgage origination segment’s total loan origination volume during 2017 decreased 6.5%, compared with 2016, while income before income taxes during 2017 decreased 36.3%, compared with 2016.  The decrease in income before income taxes during 2017 was primarily due to a decrease in net gains from sale of loans, in addition to a decrease in the change in net fair value of interest rate lock commitments (“IRLCs”) and loans held for sale. These changes were partially offset by decreases in compensation that varies with the volume of mortgage loan originations (“variable compensation”), net interest expense, and lender paid closing costs. The mortgage origination segment’s total loan origination volume increased 15.8% between 2016 and 2015, while income before income taxes during 2016 increased 63.8%, compared with 2015. The increase in income before income taxes between 2016 and 2015 was primarily due to an increase in net gains from sale of loans, partially offset by increases in variable compensation and segment operating costs.

Noninterest income was $632.4 million, $704.1 million and $597.2 million during 2017,  2016 and 2015, respectively, and was comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net gains from sale of loans	$536,007	$577,003	$491,532	$(40,996)	$85,471
Mortgage loan origination fees	94,244	96,267	77,708	(2,023)	18,559
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	(14,451)	13,357	13,796	(27,808)	(439)
Mortgage servicing rights asset	(4,132)	(6,277)	(5,424)	2,145	(853)
Servicing fees	20,720	23,776	19,551	(3,056)	4,225
	$632,388	$704,126	$597,163	$(71,738)	$106,963

Net gains from sale of loans and mortgage origination fees decreased 7.1% and 2.1% during 2017, respectively, compared with 2016, while net gains from sale of loans and mortgage origination fees increased 17.4% and 23.9% during 2016, respectively, compared with 2015. The decrease in net gains from sale of loans during 2017, compared with 2016, was primarily the result of a 4.6% decrease in total loan sales volume in addition to a decrease in average loan sales margin during the same periods. The decrease in mortgage loan origination fees was primarily the result of a decrease in total loan origination volume during 2017, compared with 2016, partially offset by an increase in average mortgage loan origination fees during the same periods. The increase in net gains from sale of loans during 2016, compared with 2015, was primarily the result of a 15.4% increase in total loan sales volume as well as a slight increase in average loan sales margin. The increase in mortgage loan origination fees during 2016 was a  result of increases in total loan origination volume and average mortgage loan origination fees, compared with 2015.

Noninterest income included a decrease of $14.5 million during 2017, and increases of $13.4 million and $13.8 million during 2016 and 2015, respectively, in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease during 2017, compared with 2016, was primarily the result of decreases in the total volume of individual IRLCs and mortgage loans and the average value of individual IRLCs and mortgage loans at the end of these periods. The increase during 2016, compared with 2015, was primarily the result of increases in the volume of IRLCs and mortgage loans held and the average value of individual IRLCs and mortgage loans at the end of these periods.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During 2017,  2016 and 2015, the mortgage origination segment retained servicing on approximately 11%, 16% and 18% of loans sold, respectively. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $55.8 million on $4.9 billion of serviced loan volume at December 31, 2017, compared with a value of $63.3 million on $5.6 billion of serviced loan volume at December 31, 2016. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including various combinations of interest rate swaps, swaptions, forward commitments to sell mortgage-backed securities, and U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $4.1 million, $6.3 million and $5.4 million during 2017, 2016 and 2015, respectively. Additionally, net servicing income was $8.6 million, $10.2 million and $8.9 million during 2017, 2016 and 2015, respectively. In March 2017 and May 2016, the mortgage origination segment sold MSR assets of $17.5 million and $7.6 million, respectively, which represented $1.7 billion and $917.4 million, respectively, of its serviced loan volume at the time.

Noninterest expense was $581.9 million, $614.7 million and $539.3 million during 2017,  2016 and 2015, respectively, and was comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Variable compensation	$244,333	$266,373	$228,590	$(22,040)	$37,783
Segment operating costs	299,453	299,733	263,049	(280)	36,684
Lender paid closing costs	26,031	35,061	37,010	(9,030)	(1,949)
Servicing expense	12,082	13,574	10,608	(1,492)	2,966
	$581,899	$614,741	$539,257	$(32,842)	$75,484

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Variable compensation decreased $22.0 million during 2017, compared with 2016, and comprised 59.1% and 61.5% of the total employees’ compensation and benefits expenses during 2017 and 2016, respectively. Variable compensation increased $37.8 million during 2016, compared with 2015, and comprised 62.2% of the total employees’ compensation and benefits expenses during 2015. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volumes decreased 6.5% during 2017, compared with 2016, the mortgage origination segment’s operating costs remained relatively unchanged. The largest fluctuations in segment operating costs during 2017, compared with 2016, were an increase in costs resulting from an increase in the number of mortgage branch locations and decreases in both corporate and loan processing headcount as a result of decreased loan volume. During 2016, operating costs increased 13.9%, compared with 2015, while total loan origination volumes increased 15.8%. The increase in segment operating costs was primarily the result of increases in headcount related to loan processing, loan fulfillment and technology functions. The increases in loan processing and fulfillment headcount levels were initiated during 2015 primarily to address growth in loan origination volume that began in 2014 and to address October 2015 implementation of TILA RESPA Integrated Disclosures (“TRID”). Additional increases in segment operating costs during 2016, compared with 2015, were primarily increases in costs associated with loan servicing, an increase in mortgage branch locations, business development and administrative activities. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

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

Between January 1, 2008 and December 31, 2017, the mortgage origination segment sold mortgage loans totaling $101.5 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2008, it does not anticipate experiencing significant losses in the future on loans originated prior to 2008 because of investor claims under these provisions of its sales contracts.

When a claim for indemnification of a loan sold is made by an agency, investor, or other party, the mortgage origination segment evaluates the claim and determines if the claim can be satisfied through additional documentation or other deliverables. If the claim is valid and cannot be satisfied in that manner, the mortgage origination segment negotiates with the claimant to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the claimant for losses incurred on the loan.

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2008 and December 31, 2017 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$214,259	0.21%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	241,529	0.24%	16,332	0.02%
	$455,788	0.45%	$16,332	0.02%

(1)	Losses incurred include refunded purchased servicing rights.

The mortgage origination has established a specific claims indemnification liability reserve for each loan it concludes its obligation to a claimant is both probable and reasonably estimable. An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses.

At December 31, 2017 and 2016, the mortgage origination segment’s total indemnification liability reserve totaled $23.5 million and $18.2 million, respectively. The related provision for indemnification losses was $4.0 million, $4.6 million, and $4.0 million during 2017,  2016 and 2015, respectively.

Insurance Segment

Losses before income taxes in our insurance segment were $4.1 million during 2017, compared with income before income taxes of $21.4 million and $15.7 million during 2016 and 2015, respectively. These year-over-year changes during 2017, compared with 2016 and 2015, were driven primarily by a decline in net insurance premiums earned, loss and LAE effects of Hurricane Harvey, and other non-catastrophic weather-related losses experienced during 2017.

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

The noted negative impact on premiums written and earned and the significance of the higher net loss and LAE incurred due to current year weather-related events, including Hurricane Harvey, have had a negative impact on current year operating results. In response, we continue to undertake initiatives to help grow net insurance premiums written and earned, streamline business activities and expenses, mitigate the impact of future significant weather-related events, as well as evaluate product offerings and pricing to improve the insurance segment’s long-term financial condition and operating results. These initiatives, as well as other assumptions and conditions, were reflected in the insurance segment’s annual impairment evaluation of goodwill and other intangible assets as of October 1, 2017, which indicated no impairment of goodwill. This analysis and the resulting estimated fair value of our insurance reporting unit exceeded the carrying value by approximately 12%, which represented a decline in estimated excess fair value over carrying value from recent annual goodwill assessments. This decrease in the excess fair value over carrying value from our 2016 assessment to our 2017 assessment was primarily a result of a reduction in projected discounted cash flows driven by the insurance reporting unit’s current operating performance being below expectations, which was primarily attributable to catastrophic and sub-catastrophic weather-related events that occurred in 2017. In the event future operating performance is below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the insurance reporting unit may decline and we may be required to record a goodwill impairment charge.

The changes experienced in operating results between periods were primarily a result of changes in claims loss experience associated with the general severity of non-catastrophic and severe weather-related events, and declines in net insurance premiums written and earned. Based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2017 totaled $38.1 million through December 31, 2017, with a net loss, after reinsurance, of $33.5 million during 2017. During 2016, and based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2016 totaled $44.0 million through December 31, 2016, with a net loss, after reinsurance, of $34.0 million during 2016. During 2015, and based on our estimates of the ultimate losses, claims associated with severe weather-related events totaled $35.3 million through December 31, 2015, with a net loss, after reinsurance, of $26.2 million during 2015.

The insurance segment’s operations resulted in a  combined ratio of 106.5% during 2017, compared with 90.9% and 94.9% during 2016 and 2015, respectively. The increase in the combined ratio during 2017, compared with 2016, included increases in the loss and LAE ratio and the underwriting expense ratio as previously discussed. The decrease in the combined ratio during 2016, compared with 2015, was primarily due to the benefit of the current reinsurance structure that has limited the insurance segment’s retention of claims losses associated with sub-catastrophic weather-related events experienced through December 31, 2016. Additionally, premiums earned decreasing at a lower rate than loss and LAE expense also contributed to the decline in the combined ratio during 2016, compared with 2015. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $151.4 million, $164.8 million and $171.2 million during 2017, 2016 and 2015, respectively, included net insurance premiums earned of $142.3 million, $155.5 million and $162.1 million, respectively. The decreases in net insurance premiums earned during 2017 and 2016, compared with 2016 and 2015, respectively, were primarily due to the effect of decreases in net insurance premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Direct Insurance Premiums Written:
Homeowners	$54,706	$64,816	$72,939	$(10,110)	$(8,123)
Fire	42,414	46,792	52,167	(4,378)	(5,375)
Mobile Home	36,925	37,953	38,161	(1,028)	(208)
Commercial	2,884	3,225	3,536	(341)	(311)
Other	162	184	222	(22)	(38)
	$137,091	$152,970	$167,025	$(15,879)	$(14,055)

The total direct insurance premiums written for our three largest insurance product lines decreased by $15.5 million during 2017, compared with 2016, and $13.7 million during 2016, compared with 2015,  due primarily to the effects of competitive pressures in our Texas market.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net Insurance Premiums Earned:
Homeowners	$56,784	$65,907	$70,781	$(9,123)	$(4,874)
Fire	44,025	47,580	50,623	(3,555)	(3,043)
Mobile Home	38,328	38,592	37,032	(264)	1,560
Commercial	2,993	3,279	3,431	(286)	(152)
Other	168	187	215	(19)	(28)
	$142,298	$155,545	$162,082	$(13,247)	$(6,537)

Net insurance premiums earned during 2017 and 2016 decreased, compared to 2016 and 2015, respectively, primarily due to the decreases in net premiums written noted above.

Noninterest expenses of $158.4 million, $146.6 million and $158.7 million during 2017, 2016 and 2015, respectively, included both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during 2017 was $94.7 million, compared to $89.2 million and $99.1 million during 2016 and 2015, respectively, resulting in loss and LAE ratios during 2017, 2016 and 2015 of 66.6%, 57.4% and 61.1%, respectively. The increase in the loss and LAE ratio during 2017, compared with 2016, was primarily driven by a 6.1% increase in loss and LAE expense and a decrease in premiums earned of 8.5%. The increase in the loss and LAE ratio during 2017 was attributable to non-catastrophic weather-related losses as well as Hurricane Harvey. The actual loss related to Hurricanes Harvey and Irma, excluding reinstatement premium, was $4.4  million after reinsurance. The lower claims loss experience during 2016, compared with 2015, was primarily driven by the benefit of the current reinsurance structure previously discussed, the effects of premiums earned decreasing at a lower rate than loss and LAE expense, and the decrease in claims loss reserves associated with prior period adverse development of $6.1 million.

The insurance segment seeks to generate underwriting profitability. Management evaluates NLC’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios. The non-catastrophic loss ratio excludes Property Claims Services events that exceed $1.0 million of losses to NLC. Catastrophic events, including those that do not exceed our reinsurance retention, affect insurance segment loss ratios. During 2017, catastrophic events that did not exceed reinsurance retention accounted for $33.5 million of the total loss and LAE, as compared to $34.0 million and $26.2 million during 2016 and 2015, respectively. The inclusion of catastrophic events increased insurance segment combined ratios by 23.5%, 21.9% and 16.2% during 2017,  2016 and 2015, respectively.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Amortization of deferred policy acquisition costs	$36,549	$38,502	$40,258	$(1,953)	$(1,756)
Other underwriting expenses	23,930	16,998	17,609	6,932	(611)
Total	60,479	55,500	57,867	4,979	(2,367)
Agency expenses	(3,745)	(3,460)	(3,128)	(285)	(332)
Total less agency expenses	$56,734	$52,040	$54,739	$4,694	$(2,699)
Net insurance premiums earned	$142,298	$155,545	$162,082	$(13,247)	$(6,537)
Expense ratio	39.9%	33.5%	33.8%	6.4%	(0.3)%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its increasingly active merchant bank subsidiary, PlainsCapital Equity, LLC (“PCE”).

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions. Investment and interest income earned was $0.3  million during 2017, and $0.4 million during each of 2016 and 2015, respectively. Investment and interest income during 2016 and 2015 included $0.2 million and $0.3 million, respectively, of intercompany interest earned on notes receivable held with Securities Holdings that were paid off in January 2016 and March 2016, respectively.

As a result of previously disclosed strategic leadership and organizational changes, certain interest expenses, headcount and related noninterest expenses of PCC, which were previously allocated to the banking and mortgage origination segments, are included within corporate effective January 1, 2017.

Interest expense was $10.4 million, $7.6 million and $5.5 million during 2017,  2016 and 2015, respectively. On April 9, 2015, as previously discussed, Hilltop completed its offering of $150.0 million aggregate principal amount of Senior Notes and used the net proceeds of the offering to redeem all of its outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million. Consequently, recurring annual interest expense of $7.5 million is being incurred. In addition, interest expense during 2017 of $3.0 million on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”) was included within corporate as a result of the organizational changes noted above. During 2016, interest expense on the Debentures of $2.7 million was reported within our operating segments.

Noninterest income during 2017 was primarily comprised of the previously mentioned pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger. Noninterest income during 2016 was nominal, while noninterest income of $81.3 million during 2015 represented the recognition of a bargain purchase gain related to the SWS Merger. Included in the bargain purchase gain was a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount was based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual Section 382 limitation on their usage because of the ownership change.

Noninterest expenses of $34.0 million, $29.9 million and $31.9 million during 2017,  2016 and 2015, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During 2017, compared with 2016, the change in noninterest expenses primarily included increases associated with the organizational changes noted above related to employees’ compensation and benefits costs of $3.7 million, professional fees of $4.0 million, and occupancy and equipment expenses of $3.0 million, partially offset by a decrease of $5.3 million in transaction-related costs directly attributable to the SWS Merger. Specifically, during 2017, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $2.1 million, compared with $7.4 million during 2016. During 2016, compared with 2015, noninterest expenses included a year-over-year decrease in transaction and integration-related costs directly attributable to the SWS Merger, partially offset by increases in employees’ compensation and benefits costs of $2.3 million associated with increases in headcount and incentive compensation costs, as well as other professional fees. During 2016, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $7.4 million, compared with pre-tax transaction costs related to the SWS merger of $12.9 million and pre-tax integration-related costs associated with professional fees of $0.5 million during 2015.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2017 as compared to December 31, 2016 and 2015.

Securities Portfolio

At December 31, 2017, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, and held to maturity.

Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and the Hilltop Broker-Dealers. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). However, with the adoption of Accounting Standards Update 2016-01 in January 2018, the Company will reclassify all equity investments out of trading and available for sale securities, with all subsequent changes in fair value recognized in net income, leaving only debt securities within these categories of investment securities. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2017	2016	2015
Trading securities, at fair value
U.S. Treasury securities	$—	$5,940	$20,481
U.S. government agencies:
Bonds	52,078	36,303	36,244
Residential mortgage-backed securities	372,817	2,539	12,505
Commercial mortgage-backed securities	6,125	15,171	19,280
Collateralized mortgage obligations	5,122	5,607	264
Corporate debt securities	96,182	60,699	34,735
States and political subdivisions	170,413	89,946	58,588
Unit investment trusts	22,612	41,409	18,400
Private-label securitized product	1,631	4,292	12,324
Other	3,705	3,628	1,325
	730,685	265,534	214,146
Securities available for sale, at fair value
U.S. Treasury securities	24,669	31,801	44,603
U.S. government agencies:
Bonds	96,640	122,652	296,636
Residential mortgage-backed securities	243,505	133,138	35,853
Commercial mortgage-backed securities	12,023	8,715	9,207
Collateralized mortgage obligations	233,812	114,702	52,701
Corporate debt securities	68,662	79,129	97,950
States and political subdivisions	65,008	87,515	118,725
Commercial mortgage-backed securities	—	515	531
Equity securities	21,241	19,840	17,500
	765,560	598,007	673,706
Securities held to maturity, at amortized cost
U.S. Treasury securities	—	—	25,146
U.S. government agencies:
Bonds	39,015	40,513	69,379
Residential mortgage-backed securities	16,130	19,606	23,735
Commercial mortgage-backed securities	71,373	31,767	18,658
Collateralized mortgage obligations	173,928	217,954	167,541
States and political subdivisions	55,403	41,991	27,563
	355,849	351,831	332,022
Total securities portfolio	$1,852,094	$1,215,372	$1,219,874

We had a net unrealized loss of $2.4 million related to the securities available for sale portfolio at December 31, 2017, compared with a net unrealized loss of $0.2 million, and a net unrealized gain of $3.7 million at December 31, 2016 and 2015, respectively.

Our net unrealized losses associated with the securities held to maturity portfolio were $5.9 million, $6.7 million and $0.6 million at December 31, 2017,  2016 and 2015, respectively.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2017, the banking segment’s securities portfolio of $993.0 million was comprised of trading securities of $6.5 million, available for sale securities of $630.7 million and held to maturity securities of $355.8 million.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $724.2 million at December 31, 2017. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $232.8 million at December 31, 2017. The Hilltop Broker-Dealers continue to evaluate market opportunities and from time to time will hold residential mortgage-backed securities in firm inventory which is sold to institutional clients and other counterparties.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2017, the insurance segment’s securities portfolio was comprised of $134.9 million in available for sale securities and $5.8 million of other investments included in other assets within the consolidated balance sheet.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2017. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$16,106	$3,597	$4,962	$—	$24,665
Fair value	$16,049	$3,551	$5,069	$—	$24,669
Weighted average yield	1.17%	1.14%	2.65%	—	1.47%
U.S. government agencies:
Bonds:
Amortized cost	$52,951	$30,893	$36,349	$14,999	$135,192
Fair value	$52,898	$30,577	$36,436	$14,556	$134,467
Weighted average yield	1.20%	1.97%	2.49%	1.99%	1.81%
Residential mortgage-backed securities:
Amortized cost	$43	$95	$677	$262,022	$262,837
Fair value	$43	$101	$694	$258,841	$259,679
Weighted average yield	1.85%	3.61%	6.40%	2.22%	2.23%
Commercial mortgage-backed securities:
Amortized cost	$—	$3,393	$71,622	$8,324	$83,339
Fair value	$—	$3,378	$71,142	$8,382	$82,902
Weighted average yield	—	2.39%	2.22%	3.14%	2.31%
Collateralized mortgage obligations:
Amortized cost	$58	$9,268	$7,239	$395,211	$411,776
Fair value	$58	$9,122	$7,128	$387,482	$403,790
Weighted average yield	2.22%	2.07%	1.76%	1.97%	1.97%
Corporate debt securities:
Amortized cost	$5,751	$31,512	$28,687	$918	$66,868
Fair value	$5,810	$32,273	$29,573	$1,006	$68,662
Weighted average yield	5.53%	3.13%	3.37%	6.24%	3.48%
States and political subdivisions:
Amortized cost	$1,510	$2,595	$15,276	$100,046	$119,427
Fair value	$1,509	$2,587	$15,295	$100,698	$120,089
Weighted average yield	1.46%	2.51%	2.40%	2.71%	2.65%
Total securities portfolio:
Amortized cost	$76,419	$81,353	$164,812	$781,520	$1,104,104
Fair value	$76,367	$81,589	$165,337	$770,965	$1,094,258
Weighted average yield	1.53%	2.43%	2.50%	2.17%	2.19%

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

	Loans, excluding	PCI	Total
December 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,675,106	$6,099	$1,681,205
Real estate	2,981,984	29,540	3,011,524
Construction and land development	961,167	1,438	962,605
Consumer	40,319	127	40,446
Broker-dealer	577,889	—	577,889
Non-covered loans, gross	6,236,465	37,204	6,273,669
Allowance for loan losses	(58,919)	(2,038)	(60,957)
Non-covered loans, net of allowance	$6,177,546	$35,166	$6,212,712

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,687,781	$8,672	$1,696,453
Real estate	2,777,768	38,999	2,816,767
Construction and land development	783,383	3,467	786,850
Consumer	41,058	294	41,352
Broker-dealer	502,077	—	502,077
Non-covered loans, gross	5,792,067	51,432	5,843,499
Allowance for loan losses	(51,089)	(3,097)	(54,186)
Non-covered loans, net of allowance	$5,740,978	$48,335	$5,789,313

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,539,455	$13,350	$1,552,805
Real estate	2,260,464	52,775	2,313,239
Construction and land development	700,206	5,150	705,356
Consumer	44,893	779	45,672
Broker-dealer	590,545	—	590,545
Non-covered loans, gross	5,135,563	72,054	5,207,617
Allowance for loan losses	(40,929)	(4,486)	(45,415)
Non-covered loans, net of allowance	$5,094,634	$67,568	$5,162,202

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,366,984	$13,442	$1,380,426
Real estate	1,670,684	24,151	1,694,835
Construction and land development	404,465	9,178	413,643
Consumer	51,009	2,138	53,147
Broker-dealer	378,425	—	378,425
Non-covered loans, gross	3,871,567	48,909	3,920,476
Allowance for loan losses	(31,722)	(5,319)	(37,041)
Non-covered loans, net of allowance	$3,839,845	$43,590	$3,883,435

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,318,737	$36,816	$1,355,553
Real estate	1,418,003	39,250	1,457,253
Construction and land development	344,734	19,817	364,551
Consumer	51,067	4,509	55,576
Broker-dealer	281,713	—	281,713
Non-covered loans, gross	3,414,254	100,392	3,514,646
Allowance for loan losses	(30,104)	(3,137)	(33,241)
Non-covered loans, net of allowance	$3,384,150	$97,255	$3,481,405

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $7.2 billion, $6.9 billion and $5.9 billion at December 31, 2017,  2016 and 2015, respectively. The banking segment’s non-covered loan portfolio includes a warehouse line of credit extended to PrimeLending, of which $1.5 billion, $1.6 billion and $1.4 billion was drawn at December 31, 2017,  2016 and 2015, respectively. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At December 31, 2017, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 35.6%, 12.4% and 15.3%, respectively, of the banking segment’s total non-covered loans at December 31, 2017. The banking segment’s non-covered loan concentrations were within regulatory guidelines at December 31, 2017.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $577.5 million, $501.9 million and $590.3 million at December 31, 2017,  2016 and 2015, respectively. The increase during 2017, compared to 2016, was primarily attributable to increases of $17.0 million in borrowings in margin accounts and $58.1 million in receivables from customers. The decrease during 2016, compared to 2015, was primarily attributable to decreases of $81.2 million in borrowings in margin accounts and $6.3 million in receivables from customers.

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

	December 31,
	2017	2016	2015
Loans held for sale:
Unpaid principal balance	$1,528,834	$1,706,383	$1,410,445
Fair value adjustment	52,770	42,115	50,390
	$1,581,604	$1,748,498	$1,460,835
IRLCs:
Unpaid principal balance	$850,850	$944,550	$944,942
Fair value adjustment	18,851	23,269	23,762
	$869,701	$967,819	$968,704

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2017,  2016 and 2015 were $2.0 billion, $2.1 billion and $2.0 billion, respectively, while the related estimated fair values were ($0.2) million, $8.5 million and $(1.2) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of December 31, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank has recorded, and expects that it will continue to record, amortization associated with its FDIC Indemnification Asset. As of December 31, 2017, the Bank had billed $184.7 million of covered net losses to the FDIC, of which 80%, or $147.8 million, were reimbursable under the loss-share agreements. As of December 31, 2017, the Bank had received aggregate reimbursements of $145.8 million from the FDIC. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.3 million at December 31, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank will be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
December 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$861	$194	$1,055
Real estate	92,444	86,915	179,359
Construction and land development	1,711	4	1,715
Covered loans, gross	95,016	87,113	182,129
Allowance for loan losses	(32)	(2,697)	(2,729)
Covered loans, net of allowance	$94,984	$84,416	$179,400

	Loans, excluding	PCI	Total
December 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,185	$1,512	$2,697
Real estate	117,431	127,038	244,469
Construction and land development	3,757	5,204	8,961
Covered loans, gross	122,373	133,754	256,127
Allowance for loan losses	(69)	(344)	(413)
Covered loans, net of allowance	$122,304	$133,410	$255,714

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,294	$7,507	$8,801
Real estate	147,502	193,546	341,048
Construction and land development	9,524	20,921	30,445
Covered loans, gross	158,320	221,974	380,294
Allowance for loan losses	(32)	(1,500)	(1,532)
Covered loans, net of allowance	$158,288	$220,474	$378,762

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$10,345	$20,435	$30,780
Real estate	183,886	368,964	552,850
Construction and land development	13,021	45,989	59,010
Covered loans, gross	207,252	435,388	642,640
Allowance for loan losses	(77)	(4,534)	(4,611)
Covered loans, net of allowance	$207,175	$430,854	$638,029

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$28,533	$38,410	$66,943
Real estate	223,304	564,678	787,982
Construction and land development	25,376	126,068	151,444
Covered loans, gross	277,213	729,156	1,006,369
Allowance for loan losses	(179)	(882)	(1,061)
Covered loans, net of allowance	$277,034	$728,274	$1,005,308

At December 31, 2017, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 79.1% and 19.4%, respectively, of the banking segment’s total covered loans at December 31, 2017. The banking segment’s covered loan concentrations were within regulatory guidelines at December 31, 2017.

Loan Portfolio Maturities

Banking Segment

The following table provides information regarding the maturities of the banking segment’s non-covered and covered commercial and real estate loans held for investment, net of unearned income (in thousands).

	December 31, 2017
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Commercial and industrial	$2,714,142	$372,710	$132,594	$3,219,446
Real estate (including construction and land development)	1,087,957	2,269,534	799,467	4,156,958
Total	$3,802,099	$2,642,244	$932,061	$7,376,404

Fixed rate loans	$2,791,110	$2,219,687	$801,508	$5,812,305
Floating rate loans	1,010,989	422,557	130,553	1,564,099
Total	$3,802,099	$2,642,244	$932,061	$7,376,404

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Receivables and Contingencies Topic. Estimates of loss for the Receivables and Contingencies Topic are calculated based on historical loss, adjusted for qualitative or environmental factors. The Bank uses a rolling three year average net loss rate to calculate historical loss factors. The analysis is conducted by call report loan category, and further disaggregates commercial and industrial loans by collateral type. The analysis uses net charge-off experience by considering charge-offs and recoveries in determining the loss rate. The historical loss calculation for the quarter is calculated by dividing the current quarter net charge-offs for each loan category by the quarter ended loan category balance. The Bank utilizes a weighted average loss rate to better represent recent trends.

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

•	changes in the volume and severity of past due, non-accrual and classified loans;
•	changes in the nature, volume and terms of loans in the portfolio;
•	changes in lending policies and procedures;
•	changes in economic and business conditions and developments that affect the collectability of the portfolio;
•	changes in lending management and staff;
•	changes in the loan review system and the degree of oversight by the Bank’s board of directors; and
•	any concentrations of credit and changes in the level of such concentrations.

Changes in the volume and severity of past due, non-accrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. The magnitude of the impact of these factors on our qualitative assessment of the allowance for loan loss changes from quarter to quarter.

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

In connection with the Bank Transactions, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and the SWS Merger are accounted for in pools as well as on an individual loan basis. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of similar risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The similar risk characteristics used for the pooling of the FNB and SWS PCI loans are risk grade and loan collateral type. The loans acquired in the Bank Transactions were initially recorded at fair value with no carryover of any allowance for loan losses.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $14.3 million, $40.6 million and $12.7 million during 2017,  2016 and 2015, respectively. The significant changes in the provision for loan losses during 2017, compared with 2016, and during 2016, compared with 2015, were primarily the result of the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016.

The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at December 31, 2017, additional provisions for losses on existing loans may be necessary in the future.

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

	Year Ended December 31,
Non-Covered Portfolio	2017	2016	2015	2014	2013
Balance, beginning of year	$54,186	$45,415	$37,041	$33,241	$3,409
Provisions charged to operations	11,406	41,741	12,173	7,747	36,093
Recoveries of non-covered loans previously charged off:
Commercial and industrial	1,833	1,931	3,558	2,943	3,439
Real estate	225	395	520	218	282
Construction and land development	7	—	—	185	265
Consumer	79	123	127	105	61
Broker-dealer	—	—	123	1	—
Total recoveries	2,144	2,449	4,328	3,452	4,047
Non-covered loans charged off:
Commercial and industrial	6,253	33,776	7,144	6,926	9,359
Real estate	305	1,439	605	114	209
Construction and land development	13	—	—	—	524
Consumer	208	203	378	359	216
Broker-dealer	—	1	—	—	—
Total charge-offs	6,779	35,419	8,127	7,399	10,308
Net charge-offs	(4,635)	(32,970)	(3,799)	(3,947)	(6,261)
Balance, end of year	$60,957	$54,186	$45,415	$37,041	$33,241
Non-covered allowance for loan losses as a percentage of gross non-covered loans	0.97%	0.93%	0.87%	0.94%	0.95%

	Year Ended December 31,
Covered Portfolio	2017	2016	2015	2014	2013
Balance, beginning of period	$413	$1,532	$4,611	$1,061	$—
Provisions charged to (recapture from) operations	2,865	(1,121)	542	9,186	1,065
Recoveries of covered loans previously charged off:
Commercial and industrial	6	—	222	—	—
Real estate	6	17	120	—	—
Construction and land development	10	104	—	—	—
Total recoveries	22	121	342	—	—
Covered loans charged off:
Commercial and industrial	49	6	915	90	4
Real estate	522	62	2,869	5,399	—
Construction and land development	—	51	179	147	—
Total charge-offs	571	119	3,963	5,636	4
Net recoveries (charge-offs)	(549)	2	(3,621)	(5,636)	(4)
Balance, end of period	$2,729	$413	$1,532	$4,611	$1,061
Covered allowance for loan losses as a percentage of gross covered loans	1.50%	0.16%	0.40%	0.72%	0.11%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	December 31,
	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
		Non-		Non-		Non-		Non-		Non-
Non-		Covered		Covered		Covered		Covered		Covered
Covered Portfolio	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial and industrial	$23,674	26.80%	$21,369	29.03%	$19,845	29.82%	$18,833	35.21%	$16,717	38.57%
Real estate (including construction and land development)	36,619	63.35%	32,238	61.67%	25,047	57.96%	17,581	53.78%	16,288	51.84%
Consumer	311	0.64%	424	0.71%	314	0.88%	461	1.36%	88	1.58%
Broker-dealer	353	9.21%	155	8.59%	209	11.34%	166	9.65%	148	8.01%
Total	$60,957	100.00%	$54,186	100.00%	$45,415	100.00%	$37,041	100.00%	$33,241	100.00%

	December 31,
	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
		Covered		Covered		Covered		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial and industrial	$24	0.58%	$35	1.05%	$758	2.31%	$1,193	4.79%	$1,053	6.65%
Real estate (including construction and land development)	2,705	99.42%	378	98.95%	774	97.69%	3,418	95.21%	8	93.35%
Total	$2,729	100.00%	$413	100.00%	$1,532	100.00%	$4,611	100.00%	$1,061	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had five credit relationships totaling $27.3 million of potential problem loans at December 31, 2017, compared with four credit relationships totaling $3.8 million of potential problem loans at December 31, 2016 and two credit relationships totaling $1.6 million of potential problem loans at December 31, 2015.  Within our covered loan portfolio, we had one credit relationship totaling $0.4 million of potential problem loans at December 31, 2017, compared with one credit relationship totaling $0.5 million with potential problem loans at December 31, 2016 and December 31, 2015.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	December 31,
	2017	2016	2015	2014	2013
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$20,878	$9,515	$17,764	$16,648	$16,730
Real estate	18,978	13,932	7,160	4,707	6,511
Construction and land development	611	755	114	703	112
Consumer	56	244	7	—	—
Broker-dealer	—	—	—	—	—
	$40,523	$24,446	$25,045	$22,058	$23,353

Non-covered non-performing loans as a percentage of total non-covered loans	0.51%	0.32%	0.37%	0.42%	0.51%

Non-covered other real estate owned	$3,883	$4,507	$394	$808	$4,805

Other repossessed assets	$323	$1,117	$—	$361	$13

Non-covered non-performing assets	$44,729	$30,070	$25,439	$23,227	$28,171

Non-covered non-performing assets as a percentage of total assets	0.33%	0.24%	0.21%	0.25%	0.32%

Non-covered loans past due 90 days or more and still accruing	$85,113	$47,486	$50,776	$19,237	$7,301

Troubled debt restructurings included in accruing non-covered loans	$1,150	$1,196	$1,418	$2,901	$1,055

At December 31, 2017, total non-covered non-performing assets increased $14.7 million to $44.7 million, compared with $30.1 million at December 31, 2016. Total non-covered non-performing assets increased $4.7 million to $30.1 million, compared with $25.4 million at December 31, 2015. Non-covered non-performing loans totaled $40.5 million, $24.4 million and $25.0 million at December 31, 2017,  2016 and 2015, respectively. At December 31, 2017, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $20.9 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at December 31, 2017 also included $19.0 million characterized as real estate loans, including eight commercial real estate loan relationships totaling $14.6 million and $4.4 million in loans secured by residential real estate, $2.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million. At  December 31, 2016, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $9.5 million secured by accounts receivable, life insurance, livestock, oil and gas, and equipment. Non-covered non-accrual loans at December 31, 2016 also included $13.9 million characterized as real estate loans, including five commercial real estate loan relationships of $11.0 million and loans secured by residential real estate of $2.9 million, $1.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.8 million. The $16.1 million increase in non-covered non-accrual loans from December 31, 2016 to December 31, 2017 was primarily due to $15.4 million in loans at the Bank (two commercial and industrial relationships and one real estate relationship) being moved to non-accrual during 2017. At December 31, 2015, non-covered non-accrual loans included 20 commercial and industrial relationships with loans of $17.4 million secured by accounts receivable, inventory, life insurance, livestock, ad oil and gas, and a total of $0.3 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2015 also included $7.2 million characterized as real estate loans, including four commercial real estate loan relationships of $4.6 million and loans secured by residential real estate of $2.6 million, $1.6 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO decreased $0.6 million to $3.9 million at December 31, 2017, compared with $4.5 million at December 31, 2016. Changes in non-covered OREO included the addition of six properties totaling $2.2 million, the disposal of eight properties totaling $2.0 million and downward valuation adjustments of $0.8 million. At December 31, 2017, non-covered OREO included commercial properties of $3.6 million and other real estate properties of $0.3 million. At December 31, 2016, non-covered OREO included commercial properties of $4.2 million and other real estate properties of $0.3 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $85.1 million, $47.5 million and $50.8 million at December 31, 2017,  2016 and 2015, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending. The increase in non-covered loans past due 90 days or more and still accruing from December 31, 2016 to December 31, 2017 was primarily due to an increase in Government National Mortgage Association related loans subject to repurchase within our mortgage origination segment.  This increase in loans subject to repurchase was partially due to increased delinquencies resulting from the granting of forbearance by loan servicers to provide flexibility to borrowers impacted by natural disasters during 2017.

At December 31, 2017, troubled debt restructurings (“TDRs”) on non-covered loans totaled $10.7 million. These TDRs were comprised of $1.2 million of non-covered loans that were considered to be performing and non-covered non-performing loans of $9.6 million reported in non-accrual loans. At December 31, 2016, TDRs on non-covered loans totaled $6.4 million, consisting of $1.2 million related to non-covered loans that were considered to be performing and non-covered non-performing loans of $5.2 million reported in non-accrual loans. At December 31, 2015, TDRs on non-covered loans totaled $9.3 million, consisting of $1.4 million related to non-covered loans that were considered to be performing and non-covered non-performing loans of $7.9 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	December 31,
	2017	2016	2015	2014	2013
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$—	$52	$68	$1,325	$973
Real estate	5,087	3,765	2,958	31,869	249
Construction and land development	17	19	5,952	1,029	575
	$5,104	$3,836	$8,978	$34,223	$1,797

Covered non-performing loans as a percentage of total covered loans	2.80%	1.50%	2.36%	5.33%	0.18%

Covered other real estate owned:
Real estate - residential	$2,433	$7,396	$17,718	$15,711	$11,634
Real estate - commercial	6,933	9,558	33,425	40,889	51,897
Construction and land development - residential	4,667	7,926	9,190	21,719	36,866
Construction and land development - commercial	22,711	26,762	38,757	58,626	42,436
	$36,744	$51,642	$99,090	$136,945	$142,833

Other repossessed assets	$—	$—	$—	$—	$—

Covered non-performing assets	$41,848	$55,478	$108,068	$171,168	$144,630

Covered non-performing assets as a percentage of total assets	0.31%	0.44%	0.91%	1.85%	1.62%

Covered loans past due 90 days or more and still accruing	$283	$173	$—	$67	$—

Troubled debt restructurings included in accruing covered loans	$283	$503	$515	$326	$—

At December 31, 2017, covered non-performing assets decreased by $13.6 million to $41.8 million, compared with $55.5 million at December 31, 2016, due to a decrease in covered other real estate owned of $14.9 million, partially offset by an increase in covered non-accrual loans of $1.3 million. At December 31, 2016, covered non-performing assets decreased by $52.6 million to $55.5 million, compared with $108.1 million at December 31, 2015, due to decreases in covered non-accrual loans of $5.1 million and covered other real estate owned of $47.4 million. Covered non-performing loans totaled $5.1 million, $3.8 million and $9.0 million at December 31, 2017,  2016 and 2015, respectively. At December 31, 2017, covered non-performing loans included 53 residential real estate loan relationships of $5.1 million. At December 31, 2016, covered non-performing loans included one commercial and industrial relationship with loans of $0.1 million, three commercial real estate loan relationships of $0.7 million and 31 residential real estate loan relationships of $3.0 million. At December 31, 2015, covered non-performing loans included four commercial and industrial relationships with loans of $0.1 million secured by accounts receivable and inventory, two commercial real estate loan relationships of $0.4 million, 25 residential real estate loan relationships of $2.5 million, as well as construction and land development loans of $6.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $14.9 million to $36.7 million at December 31, 2017, compared with $51.6 million at December 31, 2016. The decrease was primarily due to the disposal of 163 properties totaling $17.7 million and fair value valuation decreases of $3.7 million, partially offset by the addition of 48 properties totaling $6.5 million. Covered OREO decreased $47.5 million to $51.6 million at December 31, 2016, compared with $99.1 million at December 31, 2015. The decrease was primarily due to the disposal of 212 properties totaling $42.9 million and fair value valuation decreases of $18.5 million, partially offset by the addition of 124 properties totaling $13.9 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $0.3 million at December 31, 2017 and included four residential real estate loans. Covered non-PCI loans past due 90 days or more and still accruing totaled $0.2 million at December 31, 2016 and included one residential real estate loan and one commercial and industrial loan. There were no covered non-PCI loans past due 90 days or more and still accruing at December 31, 2015.

At December 31, 2017,  2016 and 2015, TDRs on covered loans totaled $1.2 million, $1.4 million, and $1.5 million, respectively. At December 31, 2017, TDRs on covered loans consisted of $0.3 million related to covered loans that were considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans. At December 31, 2016, TDRs on covered loans consisted of $0.5 million related to covered loans that were considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans. At December 31, 2015, TDRs on covered loans consisted of $0.5 million related to covered loans that were considered to be performing and covered non-performing loans of $1.0 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At December 31, 2017,  2016 and 2015, our gross reserve for unpaid losses and LAE was $30.2 million, $35.8 million, and $44.4 million, respectively, including estimated recoveries from reinsurance of $11.5 million, $9.4 million, and $13.5 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. We would consider reasonably likely changes in the key assumptions to have an impact on our best estimate by plus or minus 10%. At December 31, 2017, this equates to approximately plus or minus $1.9 million, or 1.6% of insurance segment equity, and 2.0% of calendar year 2017 insurance losses.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.5 billion during 2017 and were higher than average deposits of $7.1 billion during 2016 and $7.0 billion during 2015.  For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,309,776	0.00%	$2,241,561	0.00%	$2,187,336	0.00%
Interest-bearing demand deposits	3,671,521	0.29%	3,185,006	0.14%	3,011,647	0.13%
Savings deposits	234,420	0.10%	301,877	0.15%	297,857	0.15%
Time deposits	1,314,418	1.05%	1,337,491	0.81%	1,494,573	0.74%
	$7,530,135	0.33%	$7,065,935	0.22%	$6,991,413	0.22%

The maturity of consolidated interest-bearing time deposits of $100,000 or more at December 31, 2017 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$200,474
3 months to 6 months	178,623
6 months to 12 months	212,491
Over 12 months	498,772
$1,090,360

The banking segment experienced an increase of $192.6 million in interest-bearing time deposits of $100,000 or more at December 31, 2017, compared to December 31, 2016. This is compared to an increase of $125.8 million in interest-bearing time deposits of $100,000 or more at December 31, 2016, compared to December 31, 2015. The increases during both periods were primarily due to our strategic decision to offer more aggressive time deposit rate options. At December 31, 2017, there were $791.7 million in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	December 31,
	2017		2016		2015
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,206,424	1.20%	$1,417,289	0.65%	$947,373	0.56%
Notes payable	208,809	3.65%	317,912	3.89%	238,716	3.93%
Junior subordinated debentures	67,012	4.50%	67,012	3.99%	67,012	3.58%
	$1,482,245	1.84%	$1,802,213	1.57%	$1,253,101	1.38%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $210.9 million decrease in short-term borrowings at December 31, 2017 compared with December 31, 2016 included a net decrease of $735.4 million in our banking segment primarily associated with a decrease in FHLB notes, partially offset by an increase of $549.6 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. The $469.9 million increase in short-term borrowings at December 31, 2016 compared with December 31, 2015 included an increase in borrowings of $428.2 million in our banking segment primarily associated with an increase in borrowings under the mortgage origination segment’s warehouse line of credit with the Bank and a net increase of $34.5 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. Notes payable at December 31, 2017 of $208.8 million was comprised of $148.4 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one within our banking segment of $19.4 million, insurance segment term notes of $28.5 million, and mortgage origination segment borrowings of $12.5 million. Notes payable at December 31, 2016 of $317.9 million was comprised of $148.3 million related to Senior Notes, net of loan origination fees, associated with our debt offering in April 2015, FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $102.6 million, insurance segment term notes of $50.5 million, and mortgage origination segment borrowings of $16.5 million. The decrease in notes payable at December 31, 2017 compared to December 31, 2016 included the payoff by NLC of its $20.0 million insurance company note payable due March 2035. Notes payable at December 31, 2015 of $238.7 million was comprised of $148.2 million related to Senior Notes, net of loan origination fees, insurance segment term notes of $54.5 million, and FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $36.0 million. The average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions. At December 31, 2017, Hilltop had $96.8 million in freely available cash and cash equivalents, a decrease of $7.1 million from $103.9 million at December 31, 2016.  This decrease in available cash was primarily due to the net effects of Hilltop’s payment of $55.0 million related to the resolution of the SWS appraisal proceeding, $27.4 million associated with our stock repurchase program, $23.1 million in cash dividends declared and paid, a $10.0 million capital contribution to PCE and other general corporate expenses, partially offset by Hilltop’s receipt of $94.5 million in dividends from its subsidiaries and receipt of $20.6 million from PCC due to organizational changes. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2017, we declared and paid cash dividends of $0.24 per common share, or $23.1 million.

On January 25, 2018, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on February 28, 2018 to all common stockholders of record as of the close of business on February 15, 2018.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Pending Acquisition

On February 13, 2018, we entered into a definitive agreement to acquire privately-held, Houston-based The Bank of River Oaks (“BORO”) in an all-cash transaction. Under the terms of the definitive agreement, we have agreed to pay cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. As of December 31, 2017, BORO had unaudited total assets, gross loans and deposits of approximately $454 million, $344 million and $406 million, respectively. The transaction is subject to customary closing conditions, including regulatory approvals and approval by shareholders of BORO, and is expected to close during the third quarter of 2018.

Senior Notes due 2025

On April 9, 2015, we completed an offering of $150.0 million aggregate principal amount of our 5% senior notes due 2025 (“Senior Unregistered Notes”) in a private offering that was exempt from the registration requirements of the Securities Act. The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture, dated as of April 9, 2015 (the “indenture”), by and between Hilltop and U.S. Bank National Association, as trustee. The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. We used the net proceeds of the offering to redeem all of our outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and Hilltop utilized the remainder for general corporate purposes.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At December 31, 2017, $150.0 million of our Senior Notes was outstanding.

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

Stock Repurchase Program

In January 2017, our board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018. In January 2018, our board of directors authorized a stock repurchase program through January 2019. Pursuant to the stock repurchase program, we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock. During 2017, the Company paid $27.4 million to repurchase an aggregate of 1,057,656 shares of common stock at an average price of $25.87 per share. The purchases were funded from available cash balances.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for five years and ten years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.3 million at December 31, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

Regulatory Capital

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy and regulatory requirements, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-

balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted below, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of December 31, 2017, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2017, under guidance issued by the Board of Governors of the Federal Reserve System.

At December 31, 2017, Hilltop had a total capital to risk weighted assets ratio of 18.78%, Tier 1 capital to risk weighted assets ratio of 18.24%, common equity Tier 1 capital to risk weighted assets ratio of 17.71% and a Tier 1 capital to average assets, or leverage, ratio of 12.94%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At December 31, 2017, PlainsCapital had a total capital to risk weighted assets ratio of 15.29%, Tier 1 capital to risk weighted assets ratio of 14.47%, common equity Tier 1 capital to risk weighted assets ratio of 14.47%, and a Tier 1 capital to average assets, or leverage, ratio of 12.32%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

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

We had deposits of $8.0 billion at December 31, 2017,  an increase of $914.3 million from $7.1 billion at December 31, 2016. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. At December 31, 2017, money market deposits, including brokered deposits, were $2.3 billion; time deposits, including brokered deposits, were $1.4 billion; and noninterest bearing demand deposits were $2.4 billion. Money market deposits, including brokered deposits, increased by $572.7 million from $1.8 billion and time deposits, including brokered deposits, increased $213.5 million from $1.2 billion at December 31, 2016.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 8.47% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.45% of the Bank’s total deposits at December 31, 2017. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2017, Hilltop Securities had credit arrangements with five unaffiliated banks of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At December 31, 2017, Hilltop Securities had borrowed $315.5 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. At December 31, 2017, PrimeLending had outstanding borrowings of $1.5 billion against the warehouse line of credit. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at December 31, 2017.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At December 31, 2017, these ABAs have combined available lines of credit totaling $70.0 million, $30.0 million of which was with a single unaffiliated bank, while $40.0 million was with the Bank. At December 31, 2017, Ventures Management had outstanding borrowings of $12.5 million with a single unaffiliated bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $176.9 million, or 86.8%, equity investments of $21.2 million and other investments of $5.8 million comprised NLC’s $203.9 million in total cash and investments at December 31, 2017. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2017 (in thousands). Our reserve for losses and LAE does not have a contractual maturity date. However, based on historical payment patterns, the amounts presented are management’s estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. NLC maintains a portfolio of investments with varying maturities to provide adequate cash flows for such payments. Payments related to leases are based on actual payments specified in the underlying contracts. Payments related to short-term borrowings and long-term debt obligations include the estimated contractual interest payments under the respective agreements.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Reserve for losses and LAE	$18,702	$9,064	$2,055	$392	$30,213
Short-term borrowings	1,224,567	—	—	—	1,224,567
Long-term debt obligations	38,591	28,145	25,240	327,040	419,016
Capital lease obligations	1,444	3,019	2,578	4,125	11,166
Operating lease obligations	36,602	54,588	30,735	31,422	153,347
FDIC loss-share obligation (1)	—	—	—	16,325	16,325
Total	$1,319,906	$94,816	$60,608	$379,304	$1,854,634

(1)

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded the noted “true-up” payment accrual at December 31, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at December 31, 2017 and outstanding financial and performance standby letters of credit of $24.4 million at December 31, 2017.

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

As of January 1, 2017, we adopted the provisions of ASU 2017-04 which removes Step 2 from the goodwill impairment test and eliminates the determination of goodwill impairment through calculation of the implied fair value when the carrying amount of a reporting unit exceeds its fair value. The goodwill impairment test requires us to make judgments in determining what assumptions to use in the calculation. The process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.

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

At December 31, 2017, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $276.9 million, and were comprised of $169.0 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	December 31, 2017
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,405,211	$1,067,238	$1,421,347	$330,929	$192,123	$7,416,848
Securities	118,943	139,268	227,719	106,494	403,055	995,479
Federal funds sold and securities purchased under agreements to resell	405	—	—	—	—	405
Other interest sensitive assets	265,294	—	—	—	29,160	294,454
Total interest sensitive assets	4,789,853	1,206,506	1,649,066	437,423	624,338	8,707,186

Interest sensitive liabilities:
Interest bearing checking	$3,614,991	$—	$—	$—	$—	$3,614,991
Savings	218,812	—	—	—	—	218,812
Time deposits	311,800	510,904	562,597	13,657	9,797	1,408,755
Notes payable and other borrowings	483,756	11,992	4,955	1,271	6,115	508,089
Total interest sensitive liabilities	4,629,359	522,896	567,552	14,928	15,912	5,750,647

Interest sensitivity gap	$160,494	$683,610	$1,081,514	$422,495	$608,426	$2,956,539

Cumulative interest sensitivity gap	$160,494	$844,104	$1,925,618	$2,348,113	$2,956,539

Percentage of cumulative gap to total interest sensitive assets	1.84%	9.69%	22.12%	26.97%	33.96%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2017 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$64,266	20.34%	$275,309	14.92%
+200	$42,744	13.53%	$192,592	10.44%
+100	$10,365	6.86%	$98,511	5.34%
-50	$(4,260)	(1.35)%	$(48,774)	(2.64)%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2017 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The historically low level of interest rates, combined with the existence of rate floors that are in effect for a portion of the loan portfolio, are projected to cause yields on our earning assets to rise more slowly than increases in market interest rates. As a result, in a rising interest rate environment, our interest rate margins are projected to compress until contractual rate resets allow our entire loan portfolio to reprice above applicable rate floors.

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

The following table categorizes the broker-dealer segment’s net trading securities which are subject to interest rate and market price risk (dollars in thousands):

	December 31, 2017
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$532	$10,264	$9,435	$150,182	$170,413
U.S. government and government agency obligations	3,092	(28,224)	(60,684)	356,624	270,808
Corporate obligations	(4,138)	(1,631)	10,409	28,139	32,779
Total debt securities	(514)	(19,591)	(40,840)	534,945	474,000
Corporate equity securities	(8,945)	-	-	-	(8,945)
Other	26,315	-	-	-	26,315
	$16,856	$(19,591)	$(40,840)	$534,945	$491,370

Weighted average yield
Municipal obligations	1.46%	2.25%	2.51%	3.36%	3.24%
U.S. government and government agency obligations	1.69%	1.96%	2.43%	3.95%	3.36%
Corporate obligations	2.35%	3.45%	4.22%	5.26%	4.02%

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, management concluded that, at December 31, 2017, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Comprehensive Income	F-5
	Consolidated Statements of Stockholders’ Equity	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedules.

	Schedule I - Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance	F-82

All other financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements.

3.	Exhibits. See the Exhibit Index preceding the signature page hereto.

Item 16. Form 10-K Summary.

None.

Exhibit Number	Description of Exhibit

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

3.1

Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by: Articles Supplementary, dated February 16, 2004; Corporate Charter Certificate of Notice, dated June 6, 2005; Articles of Amendment, dated January 23, 2007; Articles of Amendment, dated July 31, 2007; Corporate Charter Certificate of Notice, dated September 23, 2008; Articles Supplementary, dated December 15, 2010; Articles Supplementary, dated as of November 29, 2012 relating to Subtitle 8 election; Articles Supplementary, dated November 29, 2012 relating to Non-Cumulative Perpetual Preferred Stock, Series B, of Hilltop Holdings Inc.; and Articles of Amendment and Restatement, dated March 31, 2014 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-31987) and incorporated herein by reference).

3.2

Third Amended and Restated Bylaws of Hilltop Holdings Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2018 (File No. 001-31987) and incorporated herein by reference).

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

10.1.5†

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards beginning in 2016 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016 (File No. 001-31987) and incorporated herein by reference).

10.1.6†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2016 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016 (File No. 001-31987) and incorporated herein by reference).

10.1.7†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2016 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2016 (File No. 001-31987) and incorporated herein by reference).

10.1.8†*	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards beginning in 2018.

10.1.9†*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2018.

10.1.10†*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2018.

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

10.5.1†

First Amendment to Employment Agreement, dated as of November 8, 2017, by and between Todd Salmans and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2017 (File No. 001-31987) and incorporated herein by reference).

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

HILLTOP HOLDINGS INC.

Date: February 15, 2018	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Co-Chief Executive Officer and Director	February 15, 2018
Jeremy B. Ford	(Co-Principal Executive Officer)

/s/ Alan B. White	Co-Chief Executive Officer and Director	February 15, 2018
Alan B. White	(Co-Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 15, 2018
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Corporate Controller	February 15, 2018
Keith E. Bornemann	(Principal Accounting Officer)

Director
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	February 15, 2018
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	February 15, 2018
Tracy A. Bolt

Director
W. Joris Brinkerhoff

/s/ J. Taylor Crandall	Director	February 15, 2018
J. Taylor Crandall

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	February 15, 2018
Charles R. Cummings

/s/ Hill A. Feinberg	Director	February 15, 2018
Hill A. Feinberg

/s/ Gerald J. Ford	Director	February 15, 2018
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 15, 2018
J. Markham Green

/s/ William T. Hill, Jr.	Director	February 15, 2018
William T. Hill, Jr.

/s/ Lee Lewis	Director	February 15, 2018
Lee Lewis

/s/ Andrew J. Littlefair	Director	February 15, 2018
Andrew J. Littlefair

/s/ W. Robert Nichols, III	Director	February 15, 2018
W. Robert Nichols, III

Director
C. Clifton Robinson

/s/ Kenneth D. Russell	Director	February 15, 2018
Kenneth D. Russell

/s/ A. Haag Sherman	Director	February 15, 2018
A. Haag Sherman

/s/ Robert Taylor, Jr.	Director	February 15, 2018
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 15, 2018
Carl B. Webb

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 15, 2018

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Cash and due from banks	$486,977	$669,357
Federal funds sold	405	21,407
Securities purchased under agreements to resell	186,537	89,430
Assets segregated for regulatory purposes	186,578	180,993
Securities:
Trading, at fair value	730,685	265,534
Available for sale, at fair value (amortized cost of $767,946 and $598,198, respectively)	765,560	598,007
Held to maturity, at amortized cost (fair value of $349,939 and $345,088, respectively)	355,849	351,831
	1,852,094	1,215,372

Loans held for sale	1,715,357	1,795,463
Non-covered loans, net of unearned income	6,273,669	5,843,499
Allowance for non-covered loan losses	(60,957)	(54,186)
Non-covered loans, net	6,212,712	5,789,313

Covered loans, net of allowance of $2,729 and $413, respectively	179,400	255,714
Broker-dealer and clearing organization receivables	1,464,378	1,497,741
Premises and equipment, net	177,577	190,361
FDIC indemnification asset	29,340	71,313
Covered other real estate owned	36,744	51,642
Other assets	549,447	613,453
Goodwill	251,808	251,808
Other intangible assets, net	36,432	44,695
Total assets	$13,365,786	$12,738,062

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,411,849	$2,199,483
Interest-bearing	5,566,270	4,864,328
Total deposits	7,978,119	7,063,811

Broker-dealer and clearing organization payables	1,287,563	1,347,128
Short-term borrowings	1,206,424	1,417,289
Securities sold, not yet purchased, at fair value	232,821	153,889
Notes payable	208,809	317,912
Junior subordinated debentures	67,012	67,012
Other liabilities	470,231	496,501
Total liabilities	11,450,979	10,863,542
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 95,982,184 and 98,543,774 shares issued and outstanding at December 31, 2017 and 2016, respectively	960	985
Additional paid-in capital	1,526,369	1,572,877
Accumulated other comprehensive income (loss)	(394)	485
Retained earnings	384,545	295,568
Deferred compensation employee stock trust, net	848	903
Employee stock trust (11,672 and 15,492 shares, at cost, respectively)	(247)	(309)
Total Hilltop stockholders' equity	1,912,081	1,870,509
Noncontrolling interests	2,726	4,011
Total stockholders' equity	1,914,807	1,874,520
Total liabilities and stockholders' equity	$13,365,786	$12,738,062

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Loans, including fees	$411,988	$389,637	$390,359
Securities borrowed	41,048	29,518	41,051
Securities:
Taxable	36,472	26,233	26,584
Tax-exempt	5,807	6,222	6,628
Other	11,841	4,344	5,216
Total interest income	507,156	455,954	469,838

Interest expense:
Deposits	24,695	15,843	15,523
Securities loaned	32,337	22,510	29,893
Short-term borrowings	13,751	5,803	4,574
Notes payable	10,931	10,849	8,143
Junior subordinated debentures	3,016	2,676	2,401
Other	678	742	721
Total interest expense	85,408	58,423	61,255

Net interest income	421,748	397,531	408,583
Provision for loan losses	14,271	40,620	12,715
Net interest income after provision for loan losses	407,477	356,911	395,868

Noninterest income:
Net gains from sale of loans and other mortgage production income	538,468	606,991	519,103
Mortgage loan origination fees	93,944	96,267	77,708
Securities commissions and fees	156,464	157,906	160,660
Investment and securities advisory fees and commissions	109,920	115,992	115,932
Net insurance premiums earned	142,298	155,545	162,082
Bargain purchase gain	—	—	81,289
Other	163,970	154,264	110,868
Total noninterest income	1,205,064	1,286,965	1,227,642

Noninterest expense:
Employees' compensation and benefits	816,994	834,113	765,887
Occupancy and equipment, net	113,943	109,418	119,653
Professional services	101,521	128,176	107,107
Loss and loss adjustment expenses	94,701	89,243	99,066
Other	242,096	251,521	248,303
Total noninterest expense	1,369,255	1,412,471	1,340,016

Income before income taxes	243,286	231,405	283,494
Income tax expense	110,142	83,461	70,915

Net income	133,144	147,944	212,579
Less: Net income attributable to noncontrolling interest	600	2,050	1,606

Income attributable to Hilltop	$132,544	$145,894	$210,973
Dividends on preferred stock	—	—	1,854
Income applicable to Hilltop common stockholders	$132,544	$145,894	$209,119

Earnings per common share:
Basic	$1.36	$1.48	$2.10
Diluted	$1.36	$1.48	$2.09

Cash dividends declared per common share	$0.24	$0.06	$—

Weighted average share information:
Basic	97,137	98,404	99,074
Diluted	97,353	98,629	99,962

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$133,144	$147,944	$212,579
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $(565), $1,264 and $2,761, respectively	(869)	(2,144)	4,792
Reclassification adjustment for gains (losses) included in net income, net of tax of $(6), $0 and $(1,589), respectively	(10)	—	(2,814)
Comprehensive income	132,265	145,800	214,557
Less: comprehensive income attributable to noncontrolling interest	600	2,050	1,606

Comprehensive income applicable to Hilltop	$131,665	$143,750	$212,951

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	210,973	—	—	—	210,973	1,606	212,579
Other comprehensive income	—	—	—	—	—	1,978	—	—	—	—	1,978	—	1,978
Issuance of common stock	—	—	10,113	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	8,309	—	—	—	—	—	8,309	—	8,309
Common stock issued to board members	—	—	14	—	281	—	—	—	—	—	281	—	281
Issuance of common stock related to share-based awards, net	—	—	(22)	—	287	—	—	—	—	—	287	—	287
Dividends on preferred stock	—	—	—	—	—	—	(1,854)	—	—	—	(1,854)	—	(1,854)
Redemption of preferred stock	(114)	(114,068)	—	—	—	—	—	—	—	—	(114,068)	—	(114,068)
Repurchases of common stock	—	—	(1,391)	(14)	(22,327)	—	(7,687)	—	—	—	(30,028)	—	(30,028)
Deferred compensation plan	—	—	—	—	—	—	—	1,034	22	(443)	591	—	591
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,222)	(1,222)
Balance, December 31, 2015	—	$—	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	—	—	145,894	—	—	—	145,894	2,050	147,944
Other comprehensive loss	—	—	—	—	—	(2,144)	—	—	—	—	(2,144)	—	(2,144)
Issuance of common stock	—	—	538	5	4,134	—	—	—	—	—	4,139	—	4,139
Stock-based compensation expense	—	—	—	—	10,058	—	—	—	—	—	10,058	—	10,058
Common stock issued to board members	—	—	22	—	429	—	—	—	—	—	429	—	429
Issuance of common stock related to share-based awards, net	—	—	(96)	(1)	(2,746)	—	—	—	—	—	(2,747)	—	(2,747)
Repurchases of common stock	—	—	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Dividends on common stock ($0.06 per share)	—	—	—	—	—	—	(5,801)	—	—	—	(5,801)	—	(5,801)
Deferred compensation plan	—	—	—	—	—	—	—	(131)	(7)	134	3	—	3
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	790	790
Balance, December 31, 2016	—	$—	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	—	—	132,544	—	—	—	132,544	600	133,144
Other comprehensive loss	—	—	—	—	—	(879)	—	—	—	—	(879)	—	(879)
Stock-based compensation expense	—	—	—	—	10,307	—	—	—	—	—	10,307	—	10,307
Common stock issued to board members	—	—	17	—	451	—	—	—	—	—	451	—	451
Issuance of common stock related to share-based awards, net	—	—	337	4	(3,268)	—	—	—	—	—	(3,264)	—	(3,264)
Repurchases of common stock	—	—	(2,916)	(29)	(53,998)	—	(20,427)	—	—	—	(74,454)	—	(74,454)
Dividends on common stock ($0.24 per share)	—	—	—	—	—	—	(23,140)	—	—	—	(23,140)	—	(23,140)
Deferred compensation plan	—	—	—	—	—	—	—	(55)	(3)	62	7	—	7
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,885)	(1,885)
Balance, December 31, 2017	—	$—	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$133,144	$147,944	$212,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	14,271	40,620	12,715
Depreciation, amortization and accretion, net	(13,869)	(49,765)	(83,360)
Net realized gains on securities	(16)	—	(4,403)
Bargain purchase gain	—	—	(81,289)
Deferred income taxes	40,933	(9,690)	17,376
Other, net	12,085	16,564	7,995
Net change in securities purchased under agreements to resell	(97,107)	16,230	(60,919)
Net change in assets segregated for regulatory purposes	(5,585)	(22,380)	99,010
Net change in trading securities	(465,151)	(51,388)	117,639
Net change in broker-dealer and clearing organization receivables	(42,449)	(46,775)	73,344
Net change in FDIC indemnification asset	24,890	20,577	39,936
Net change in other assets	(47,352)	41,315	(59,142)
Net change in broker-dealer and clearing organization payables	(2,412)	(33,180)	(54,048)
Net change in other liabilities	(55,557)	11,752	(104,897)
Net change in securities sold, not yet purchased	78,932	23,845	129,996
Proceeds from sale of mortgage servicing rights asset	17,499	7,586	—
Net gains from sales of loans	(538,468)	(606,991)	(519,103)
Loans originated for sale	(15,014,118)	(16,026,911)	(13,871,473)
Proceeds from loans sold	15,634,027	16,337,299	14,163,781
Net cash provided by (used in) operating activities	(326,303)	(183,348)	35,737
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	56,359	166,522	88,070
Proceeds from sales, maturities and principal reductions of securities available for sale	298,737	396,572	673,950
Purchases of securities held to maturity	(60,939)	(186,875)	(230,404)
Purchases of securities available for sale	(471,047)	(326,810)	(48,121)
Net change in loans	(216,562)	(555,040)	(150,605)
Purchases of premises and equipment and other assets	(31,152)	(41,941)	(31,270)
Proceeds from sales of premises and equipment and other real estate owned	32,297	73,032	110,922
Proceeds from redemption of bank owned life insurance	—	—	822
Net cash received from (paid for) Federal Home Loan Bank and Federal Reserve Bank stock	34,346	(19,021)	(12,172)
Net cash from acquisition	—	—	41,097
Net cash provided by (used in) investing activities	(357,961)	(493,561)	442,289
Financing Activities
Net change in deposits	857,155	153,131	(601,386)
Net change in short-term borrowings	(210,865)	469,916	20,437
Proceeds from notes payable	403,136	296,993	150,078
Payments on notes payable	(512,193)	(217,630)	(42,571)
Redemption of preferred stock	—	—	(114,068)
Proceeds from issuance of common stock	—	4,139	—
Payments to repurchase common stock	(27,388)	—	(30,028)
Dividends paid on common stock	(23,140)	(5,801)	—
Dividends paid on preferred stock	—	—	(3,539)
Net cash distributed (to) from noncontrolling interest	(1,885)	790	(1,222)
Taxes paid on employee stock awards netting activity	(3,264)	(2,442)	(75)
Other, net	(674)	(868)	718
Net cash provided by (used in) financing activities	480,882	698,228	(621,656)

Net change in cash and cash equivalents	(203,382)	21,319	(143,630)
Cash and cash equivalents, beginning of year	690,764	669,445	813,075
Cash and cash equivalents, end of year	$487,382	$690,764	$669,445

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$84,309	$58,429	$59,700
Cash paid for income taxes, net of refunds	$85,840	$88,899	$112,459
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$8,853	$20,184	$57,838
Common stock issued in acquisition	$—	$—	$200,626
Additions to mortgage servicing rights	$16,401	$23,381	$24,974

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

The Company, headquartered in Dallas, Texas, provides its products and services through three primary business units, PlainsCapital Corporation (“PCC”), Hilltop Securities Holdings LLC (“Securities Holdings”) and National Lloyds Corporation (“NLC”). PCC is a financial holding company, that provides, through its subsidiaries, traditional banking, wealth and investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States. NLC is a property and casualty insurance holding company, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

On January 1, 2015, Hilltop completed its acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the "SWS Merger"), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings, and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” (“Hilltop Securities”) and “Hilltop Securities Independent Network Inc.” (“HTS Independent Network”), respectively. On October 22, 2015, the Financial Industry Regulatory Authority (“FINRA”) granted approval to combine First Southwest Company, LLC (“FSC”) and Hilltop Securities, subject to customary conditions. FSC, Hilltop Securities and HTS Independent Network operated as separate broker-dealers, under coordinated leadership from the date of the SWS Merger until January 22, 2016, when FSC was merged into Hilltop Securities to form a combined firm operating under the “Hilltop Securities” name. The term “Hilltop Broker-Dealers” is used to refer to FSC, Hilltop Securities and HTS Independent Network prior to January 22, 2016 and Hilltop Securities and HTS Independent Network after such date.

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

Hilltop owns 100% of the outstanding stock of PCC. PCC owns 100% of the outstanding stock of the Bank and 100% of the membership interest in PlainsCapital Equity, LLC, a merchant bank utilized to facilitate investments in companies engaged in non-financial activities. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds an ownership interest in and is the managing member of certain affiliated business arrangements (“ABAs”).

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities, HTS Independent Network and First Southwest Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and FINRA and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly-owned subsidiary of First Southwest Holdings, LLC (“First Southwest”), is a registered investment adviser under the Investment Advisers Act of 1940. As discussed above, prior to January 22, 2016, Securities Holdings’ subsidiaries also included FSC, First Southwest’s principal subsidiary and formerly a broker-dealer registered with the SEC and FINRA and a member of the NYSE.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet between 30 and 45 days. Substantially all mortgage loans originated by PrimeLending are sold to various investors in the secondary market, the majority with servicing released. Mortgage loans held for sale are carried at fair value in accordance with the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. In addition, certain mortgage loans guaranteed by U.S. Government agencies and sold into Government National Mortgage Association (“GNMA”) pools may, under certain conditions specified in the government programs, become subject to repurchase by PrimeLending. Such loans subject to repurchase no longer qualify for sale accounting and are reported as loans held for sale in the consolidated balance sheets.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Management has defined the loans acquired in a business combination as acquired loans. Acquired loans are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. At acquisition, acquired loans are segregated between those considered to be credit impaired and those without credit impairment at acquisition. To make this determination, management considered such factors as past due status, non-accrual status and credit risk ratings. The fair value of acquired performing loans was determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan.

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

PCI loans acquired by the Company upon completion of the merger with PCC (the “PlainsCapital Merger”) are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and SWS Merger are accounted for in pools as well as on an individual loan basis. The Company has established under its PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of similar risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The similar risk characteristics used for the pooling of the FNB and SWS PCI loans are risk grade and loan collateral type.

PCI loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected. Their fair value was initially based on an estimate of cash flows, both principal and interest, expected to be collected, discounted at prevailing market rates of interest. Management estimated cash flows using key assumptions such as default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. The excess of cash flows expected to be collected from a loan or pool over its estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan or pool. The excess of total contractual cash flows over the cash flows expected to be received at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, management must update these estimates of cash flows expected to be collected at each reporting date. These updates require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value.

The Bank accretes the discount for PCI loans for which it can predict the timing and amount of cash flows. PCI loans for which a discount is accreted are reported as performing loans.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans at the balance sheet date. The allowance for loan losses includes allowance allocations calculated in accordance with the regulatory Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy and changes in interest rates.

The Bank’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on individually impaired loans; (ii) general historical valuation allowances calculated based on historical loan loss experience for homogenous loans with similar collateral; and (iii) valuation allowances to adjust general reserves based on current economic conditions and other qualitative risk factors both internal and external to the Bank.

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

Insurance Premiums Receivable

Insurance premiums receivable include premiums written and not yet collected. NLC routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2017 and 2016, NLC determined that no valuation allowance was necessary.

Deferred Policy Acquisition Costs

Costs of acquiring insurance vary with, and are primarily related to, the successful acquisition of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred policy acquisition costs. NLC regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and LAE, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2017 and 2016, there was no premium deficiency.

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

FDIC Indemnification Asset

The Company has elected to account for the FDIC Indemnification Asset in accordance with the Business Combination Topic of the ASC. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows the Bank expects to collect from the FDIC will be accreted into noninterest income or amortized into noninterest expense within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and the accretion rate is adjusted for changes in the timing of cash flows expected to be collected from the FDIC. Cumulative net losses over the life of the loss-share agreements of less than $240.4 million will reduce the value of the FDIC Indemnification Asset. Any amortization of changes in value of the FDIC Indemnification Asset is limited to the contractual term of the loss-share agreements. Changes to the FDIC Indemnification Asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the consolidated statements of operations over the life of the loss-share agreements.

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.1 million, $0.1 million, and $0.4 million during 2017, 2016 and 2015, respectively, were amortized and included in interest expense within the consolidated statements of operations. In April 2015, debt issuance costs of $1.9 million were capitalized in connection with Hilltop’s issuance of the 5% senior notes due 2025.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets acquired, is allocated to reporting units and tested for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. The Company performs required annual impairment tests of its goodwill as of October 1st for each of its reporting units, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. As of January 1, 2017, the Company adopted the provisions of ASU 2017-04 which removes Step 2 from the goodwill impairment test and eliminates the determination of goodwill impairment through calculation of the implied fair value when the carrying amount of a reporting unit exceeds its fair value. The goodwill impairment test requires the Company to make judgments in determining what assumptions to use in the calculation. The process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additional information concerning the results of the Company’s impairment test of goodwill is included in Note 9 to the consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $4.7 million, $5.3 million and $4.6 million during 2017, 2016 and 2015, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis and book basis of assets and liabilities reported in the accompanying consolidated balance sheets. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Interest and penalties incurred related to tax matters are charged to other interest expense or other noninterest expense, respectively. The revaluation of deferred tax assets as a result of enacted tax rate changes, such as those found in the Tax Cuts and Jobs Act (“Tax Legislation”), is recognized within income tax expense in continuing operations in the period of enactment.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Basic and Diluted Net Income Per Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted Stock Awards, all of which were vested as of September 30, 2017, were the only instruments issued by Hilltop which qualified as participating securities.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During 2017, restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop, while during 2016 and 2015, stock options and RSUs were the only potentially dilutive non-participating instruments. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2017 and 2016, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.58 billion and $1.75 billion, respectively, and the unpaid principal balance of those loans was $1.53 billion and $1.71 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2017	Inputs	Inputs	Inputs	Fair Value
Trading securities	$3,329	$727,356	$—	$730,685
Available for sale securities	21,241	744,318	—	765,559
Loans held for sale	—	1,544,631	36,972	1,581,603
Derivative assets	—	34,150	—	34,150
MSR asset	—	—	54,714	54,714
Securities sold, not yet purchased	156,586	76,235	—	232,821
Derivative liabilities	—	13,197	—	13,197

	Level 1	Level 2	Level 3	Total
December 31, 2016	Inputs	Inputs	Inputs	Fair Value
Trading securities	$9,481	$256,053	$—	$265,534
Available for sale securities	19,840	578,167	—	598,007
Loans held for sale	—	1,712,697	35,801	1,748,498
Derivative assets	—	57,036	—	57,036
MSR asset	—	—	61,968	61,968
Securities sold, not yet purchased	60,715	93,174	—	153,889
Derivative liabilities	—	35,737	—	35,737

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Year	Additions	Reductions	Net Income	Income (Loss)	End of Year
Year ended December 31, 2017
Loans held for sale	$35,801	$36,891	$(26,773)	$(8,947)	$—	$36,972
MSR asset	61,968	16,401	(17,499)	(6,156)	—	54,714
Total	$97,769	$53,292	$(44,272)	$(15,103)	$—	$91,686

Year ended December 31, 2016
Trading securities	$1	$—	$—	$(1)	$—	$—
Loans held for sale	25,880	60,999	(39,637)	(11,441)	—	35,801
MSR asset	52,285	23,381	(7,586)	(6,112)	—	61,968
Total	$78,166	$84,380	$(47,223)	$(17,554)	$—	$97,769

Year ended December 31, 2015
Trading securities	$—	$7,301	$(3,397)	$(3,903)	$—	$1
Loans held for sale	9,017	52,800	(25,514)	(10,423)	—	25,880
MSR asset	36,155	24,974	—	(8,844)	—	52,285
Total	$45,172	$85,075	$(28,911)	$(23,170)	$—	$78,166

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. Excluding the trading securities activity noted above, the unrealized gains (losses) relate to financial instruments still held at December 31, 2017.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Inputs	(Weighted-Average)
Loans held for sale	Discounted cash flows / Market comparable	Projected price	90	-	95%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			10.93%
		Discount rate			11.03%

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents those changes in fair value of instruments recognized in the consolidated statements of operations that are accounted for under the Fair Value Option (in thousands).

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$10,655	$—	$10,655	$(8,275)	$—	$(8,275)	$(2,970)	$—	$(2,970)
MSR asset	(6,156)	—	(6,156)	(6,112)	—	(6,112)	(8,844)	—	(8,844)

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In particular, the fair value of all assets acquired and liabilities assumed in an acquisition of a business are determined at their respective acquisition date fair values. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports individually impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans with a fair value of $172.9 million, $822.8 million and $73.5 million were acquired by the Company upon completion of the PlainsCapital Merger, the FNB Transaction and the SWS Merger, respectively (collectively, the “Bank Transactions”). Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

At December 31, 2017, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	64%	41%	60%
Weighted average loss severity rate	66%	18%	28%
Weighted average prepayment speed	0%	7%	0%

At December 31, 2017, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 42%,  7% and 17%, respectively.

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At December 31, 2017 and 2016, the estimated fair value of covered OREO was $36.7 million and $51.6 million, respectively, and the underlying fair value measurements utilize Level 2 inputs. The fair value of non-covered OREO at December 31, 2017 and 2016

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

was $3.9 million and $4.5 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Year Ended December 31,
December 31, 2017	Inputs	Inputs	Inputs	Fair Value	2017	2016	2015
Non-covered impaired loans	$—	$—	$29,063	$29,063	$(49)	$2,487	$(126)
Covered impaired loans	—	—	83,849	83,849	(2,353)	1,156	3,034
Non-covered other real estate owned	—	3,883	—	3,883	(704)	(555)	(28)
Covered other real estate owned	—	10,187	—	10,187	(3,732)	(18,481)	(16,555)

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2017	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$487,382	$487,382	$—	$—	$487,382
Securities purchased under agreements to resell	186,537	—	186,537	—	186,537
Assets segregated for regulatory purposes	186,578	186,578	—	—	186,578
Held to maturity securities	355,849	—	349,939	—	349,939
Loans held for sale	133,754	—	133,754	—	133,754
Non-covered loans, net	6,212,712	—	577,889	5,828,868	6,406,757
Covered loans, net	179,400	—	—	269,386	269,386
Broker-dealer and clearing organization receivables	1,464,378	—	1,464,378	—	1,464,378
FDIC indemnification asset	29,340	—	—	20,122	20,122
Other assets	64,862	—	59,053	5,809	64,862

Financial liabilities:
Deposits	7,978,119	—	7,973,101	—	7,973,101
Broker-dealer and clearing organization payables	1,287,563	—	1,287,563	—	1,287,563
Short-term borrowings	1,206,424	—	1,206,424	—	1,206,424
Debt	275,821	—	289,719	—	289,719
Other liabilities	4,795	—	4,795	—	4,795

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2016	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$690,764	$690,764	$—	$—	$690,764
Securities purchased under agreements to resell	89,430	—	89,430	—	89,430
Assets segregated for regulatory purposes	180,993	180,993	—	—	180,993
Held to maturity securities	351,831	—	345,088	—	345,088
Loans held for sale	46,965	—	46,965	—	46,965
Non-covered loans, net	5,789,313	—	502,077	5,459,975	5,962,052
Covered loans, net	255,714	—	—	367,444	367,444
Broker-dealer and clearing organization receivables	1,497,741	—	1,497,741	—	1,497,741
FDIC indemnification asset	71,313	—	—	60,173	60,173
Other assets	62,904	—	58,697	4,207	62,904

Financial liabilities:
Deposits	7,063,811	—	7,058,837	—	7,058,837
Broker-dealer and clearing organization payables	1,347,128	—	1,347,128	—	1,347,128
Short-term borrowings	1,417,289	—	1,417,289	—	1,417,289
Debt	384,924	—	378,822	—	378,822
Other liabilities	3,708	—	3,708	—	3,708

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2017	2016
U.S. Treasury securities	$—	$5,940
U.S. government agencies:
Bonds	52,078	36,303
Residential mortgage-backed securities	372,817	2,539
Commercial mortgage-backed securities	6,125	15,171
Collateralized mortgage obligations	5,122	5,607
Corporate debt securities	96,182	60,699
States and political subdivisions	170,413	89,946
Unit investment trusts	22,612	41,409
Private-label securitized product	1,631	4,292
Other	3,705	3,628
Totals	$730,685	$265,534

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $232.8 million and $153.9 million at December 31, 2017 and 2016, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$24,665	$107	$(103)	$24,669
U.S. government agencies:
Bonds	96,177	829	(366)	96,640
Residential mortgage-backed securities	246,707	538	(3,740)	243,505
Commercial mortgage-backed securities	11,966	105	(48)	12,023
Collateralized mortgage obligations	237,848	106	(4,142)	233,812
Corporate debt securities	66,868	1,819	(25)	68,662
States and political subdivisions	64,024	1,099	(115)	65,008
Commercial mortgage-backed securities	—	—	—	—
Equity securities	19,691	1,666	(116)	21,241
Totals	$767,946	$6,269	$(8,655)	$765,560

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$31,701	$144	$(44)	$31,801
U.S. government agencies:
Bonds	121,838	881	(67)	122,652
Residential mortgage-backed securities	135,371	708	(2,941)	133,138
Commercial mortgage-backed securities	8,771	2	(58)	8,715
Collateralized mortgage obligations	117,879	29	(3,206)	114,702
Corporate debt securities	76,866	2,354	(91)	79,129
States and political subdivisions	86,353	1,498	(336)	87,515
Commercial mortgage-backed securities	499	16	—	515
Equity securities	18,920	1,263	(343)	19,840
Totals	$598,198	$6,895	$(7,086)	$598,007

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$39,015	$—	$(1,188)	$37,827
Residential mortgage-backed securities	16,130	44	—	16,174
Commercial mortgage-backed securities	71,373	241	(735)	70,879
Collateralized mortgage obligations	173,928	19	(3,969)	169,978
States and political subdivisions	55,403	437	(759)	55,081
Totals	$355,849	$741	$(6,651)	$349,939

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$40,513	$—	$(1,287)	$39,226
Residential mortgage-backed securities	19,606	13	(6)	19,613
Commercial mortgage-backed securities	31,767	102	(593)	31,276
Collateralized mortgage obligations	217,954	128	(3,372)	214,710
States and political subdivisions	41,991	70	(1,798)	40,263
Totals	$351,831	$313	$(7,056)	$345,088

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Information regarding available for sale and held to maturities securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2017			December 31, 2016
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	6	$15,449	$69	7	$21,694	$44
Unrealized loss for twelve months or longer	1	4,150	34	—	—	—
	7	19,599	103	7	21,694	44
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	10	83,476	367	1	14,908	67
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	10	83,476	367	1	14,908	67
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	15	121,968	820	12	109,398	2,941
Unrealized loss for twelve months or longer	11	93,358	2,920	—	—	—
	26	215,326	3,740	12	109,398	2,941
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	5,048	48	2	7,127	58
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	5,048	48	2	7,127	58
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	16	90,886	819	11	91,144	2,340
Unrealized loss for twelve months or longer	17	80,492	3,323	8	19,320	866
	33	171,378	4,142	19	110,464	3,206
Corporate debt securities:
Unrealized loss for less than twelve months	1	5,073	25	3	5,899	91
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	5,073	25	3	5,899	91
States and political subdivisions:
Unrealized loss for less than twelve months	9	6,981	97	32	17,549	322
Unrealized loss for twelve months or longer	9	2,876	18	1	450	14
	18	9,857	115	33	17,999	336
Equity securities:
Unrealized loss for less than twelve months	1	944	13	—	—	—
Unrealized loss for twelve months or longer	1	6,800	102	2	11,107	343
	2	7,744	115	2	11,107	343
Total available for sale:
Unrealized loss for less than twelve months	59	329,825	2,258	68	267,719	5,863
Unrealized loss for twelve months or longer	39	187,676	6,397	11	30,877	1,223
	98	$517,501	$8,655	79	$298,596	$7,086

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2017			December 31, 2016
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	$5,950	$50	4	$33,225	$1,287
Unrealized loss for twelve months or longer	3	31,877	1,138	—	—	—
	4	37,827	1,188	4	33,225	1,287
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	2	13,178	6
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	13,178	6
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	7	39,396	271	5	18,891	588
Unrealized loss for twelve months or longer	2	12,659	464	1	1,401	5
	9	52,055	735	6	20,292	593
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	10	37,064	264	19	187,669	3,372
Unrealized loss for twelve months or longer	12	128,270	3,705	—	—	—
	22	165,334	3,969	19	187,669	3,372
States and political subdivisions:
Unrealized loss for less than twelve months	22	11,079	71	71	29,862	1,790
Unrealized loss for twelve months or longer	46	18,598	688	1	462	8
	68	29,677	759	72	30,324	1,798
Total held to maturity:
Unrealized loss for less than twelve months	40	93,489	656	101	282,825	7,043
Unrealized loss for twelve months or longer	63	191,404	5,995	2	1,863	13
	103	$284,893	$6,651	103	$284,688	$7,056

During 2017, 2016 and 2015, the Company did not record any OTTI. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend, nor is it likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at December 31, 2017 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$101,815	$101,922	$3,245	$3,242
Due after one year through five years	95,284	96,442	2,847	2,843
Due after five years through ten years	30,893	32,064	27,051	26,289
Due after ten years	23,742	24,551	61,275	60,534
	251,734	254,979	94,418	92,908

Residential mortgage-backed securities	246,707	243,505	16,130	16,174
Collateralized mortgage obligations	237,848	233,812	173,928	169,978
Commercial mortgage-backed securities	11,966	12,023	71,373	70,879
	$748,255	$744,319	$355,849	$349,939

During 2017, 2016 and 2015, the Company realized net gains from its trading portfolio of $20.2 million, $15.9 million and $12.8 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $62.8 million, $109.8 million and $0.3 million during 2017, 2016 and 2015, respectively. During 2017 and 2015, the Company had other net realized gains on securities of $16 thousand and $4.4 million, respectively. There were no other net realized gains on securities during 2016. All such realized net gains (losses) are recorded as a component of other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Securities with a carrying amount of $738.5 million and $695.1 million (with a fair value of $730.1 million and $688.1 million, respectively) at December 31, 2017 and 2016, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2017 and 2016.

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

At December 31, 2017 and 2016, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.3 million and $9.2 million, respectively.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	December 31,
	2017	2016
Commercial and industrial	$1,681,205	$1,696,453
Real estate	3,011,524	2,816,767
Construction and land development	962,605	786,850
Consumer	40,446	41,352
Broker-dealer (1)	577,889	502,077
	6,273,669	5,843,499
Allowance for non-covered loan losses	(60,957)	(54,186)
Total non-covered loans, net of allowance	$6,212,712	$5,789,313

(1)Represents margin loans to customers and correspondents associated with broker-dealer segment operations.

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

	December 31,
	2017	2016
Carrying amount	$37,204	$51,432
Outstanding balance	51,064	67,988

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$13,116	$17,744	$12,814
Additions	—	—	14,579
Reclassifications from nonaccretable difference, net(1)	3,836	6,168	19,759
Disposals of loans	(664)	—	(2,371)
Accretion	(9,275)	(10,796)	(27,037)
Balance, end of period	$7,013	$13,116	$17,744

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $19.2 million and $22.8 million at December 31, 2017 and 2016, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$19,752	$3,610	$2,489	$6,099	$89
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	34,598	7,583	12,092	19,675	1,391
Secured by residential properties	12,600	5,307	4,558	9,865	325
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,001	428	1,010	1,438	215
Consumer	2,377	12	115	127	18
Broker-dealer	—	—	—	—	—
	71,328	16,940	20,264	37,204	2,038
Non-PCI
Commercial and industrial:
Secured	23,666	15,308	2,072	17,380	365
Unsecured	761	616	—	616	—
Real estate:
Secured by commercial properties	15,504	10,934	3,686	14,620	932
Secured by residential properties	1,596	1,177	—	1,177	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	653	—	611	611	93
Consumer	162	56	—	56	—
Broker-dealer	—	—	—	—	—
	42,357	28,091	6,369	34,460	1,390
	$113,685	$45,031	$26,633	$71,664	$3,428

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$25,354	$3,234	$5,438	$8,672	$557
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	38,005	11,097	17,413	28,510	1,907
Secured by residential properties	13,606	7,401	3,088	10,489	200
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	5,780	1,391	2,076	3,467	377
Consumer	3,223	237	57	294	56
Broker-dealer	—	—	—	—	—
	85,968	23,360	28,072	51,432	3,097
Non-PCI
Commercial and industrial:
Secured	6,311	3,313	1,372	4,685	115
Unsecured	946	925	—	925	—
Real estate:
Secured by commercial properties	10,134	10,000	—	10,000	—
Secured by residential properties	1,344	1,116	—	1,116	—
Construction and land development:
Residential construction loans	28	28	—	28	—
Commercial construction loans and land development	738	48	679	727	167
Consumer	246	244	—	244	—
Broker-dealer	—	—	—	—	—
	19,747	15,674	2,051	17,725	282
	$105,715	$39,034	$30,123	$69,157	$3,379

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2017	2016	2015
Commercial and industrial:
Secured	$18,418	$19,730	$25,991
Unsecured	771	486	104
Real estate:
Secured by commercial properties	36,403	40,014	32,149
Secured by residential properties	11,324	12,085	7,769
Construction and land development:
Residential construction loans	14	125	111
Commercial construction loans and land development	3,122	4,619	7,462
Consumer	361	659	1,459
Broker-dealer	—	—	—
	$70,413	$77,718	$75,045

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	December 31,	December 31,
	2017	2016
Commercial and industrial:
Secured	$20,262	$8,590
Unsecured	616	925
Real estate:
Secured by commercial properties	14,620	11,034
Secured by residential properties	1,614	1,197
Construction and land development:
Residential construction loans	—	28
Commercial construction loans and land development	611	727
Consumer	56	244
Broker-dealer	—	—
	$37,779	$22,745

At December 31, 2017 and 2016, non-covered non-accrual loans included non-covered PCI loans of $3.3 million and $5.0 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $2.7 million and $1.7 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at December 31, 2017 and 2016, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.5 million, $0.2 million and $8.9 million during 2017, 2016 and 2015, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Information regarding TDRs granted during 2017, 2016 and 2015, respectively, is shown in the following table (in thousands). At December 31, 2017 and 2016, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Number of	Balance at	Balance at	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,357	$1,186	1	$1,196	$944	1	$89	$82
Unsecured	—	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	2	4,775	4,629	—	—	—	1	1,083	1,040
Secured by residential properties	—	—	—	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—	—
Commercial construction loans and land development	1	655	611	—	—	—	1	76	—
Consumer	—	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—
	4	$6,787	$6,426	1	$1,196	$944	3	$1,248	$1,122

All of the non-covered loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured non-covered loans during 2017, 2016 or 2015.

The following table presents information regarding TDRs granted during the twelve months preceding December 31, 2017 and 2016, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding December 31, 2017			Twelve Months Preceding December 31, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	1	$1,196	$944
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,352	—	—	—
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	1	655	611	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	2	$2,136	$1,963	1	$1,196	$944

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

An analysis of the aging of the Company’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2017	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,060	$312	$5,714	$8,086	$1,544,131	$6,099	$1,558,316	$640
Unsecured	642	—	—	642	122,247	—	122,889	—
Real estate:
Secured by commercial properties	442	—	2,195	2,637	2,213,331	19,675	2,235,643	—
Secured by residential properties	1,490	1,290	418	3,198	762,818	9,865	775,881	—
Construction and land development:
Residential construction loans	315	—	—	315	176,937	—	177,252	—
Commercial construction loans and land development	1,370	101	—	1,471	782,444	1,438	785,353	—
Consumer	194	20	—	214	40,105	127	40,446	—
Broker-dealer	—	—	—	—	577,889	—	577,889	—
	$6,513	$1,723	$8,327	$16,563	$6,219,902	$37,204	$6,273,669	$640

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2016	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$4,727	$704	$6,770	$12,201	$1,576,239	$8,672	$1,597,112	$3,095
Unsecured	596	1	909	1,506	97,835	—	99,341	1
Real estate:
Secured by commercial properties	550	9,417	1,492	11,459	1,915,126	28,510	1,955,095	—
Secured by residential properties	506	361	369	1,236	849,947	10,489	861,672	—
Construction and land development:
Residential construction loans	—	28	—	28	128,624	—	128,652	—
Commercial construction loans and land development	2,500	1,784	48	4,332	650,399	3,467	658,198	—
Consumer	176	31	—	207	40,851	294	41,352	—
Broker-dealer	—	—	—	—	502,077	—	502,077	—
	$9,055	$12,326	$9,588	$30,969	$5,761,098	$51,432	$5,843,499	$3,096

In addition to the non-covered loans shown in the table above, PrimeLending had $84.5 million and $44.4 million of loans included in loans held for sale (with an unpaid principal balance of $85.2 million and $44.9 million, respectively) that were 90 days past due and accruing interest at December 31, 2017 and 2016, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs, and (v) general economic conditions in the state and local markets.

The Company utilizes a risk grading matrix to assign a risk grade to each of the loans in its portfolio with the exception of broker-dealer margin loans. A risk rating is assigned based on an assessment of the borrower’s management, collateral position, financial capacity, and economic factors. The general characteristics of the various risk grades are described below.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Special Mention — “Special Mention” loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loans and weaken the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to require adverse classification.

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,483,502	$17,354	$51,361	$6,099	$1,558,316
Unsecured	121,774	—	1,115	—	122,889
Real estate:
Secured by commercial properties	2,154,595	7,647	53,726	19,675	2,235,643
Secured by residential properties	756,091	—	9,925	9,865	775,881
Construction and land development:
Residential construction loans	177,252	—	—	—	177,252
Commercial construction loans and land development	780,905	2,259	751	1,438	785,353
Consumer	40,211	—	108	127	40,446
Broker-dealer	577,889	—	—	—	577,889
	$6,092,219	$27,260	$116,986	$37,204	$6,273,669

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,531,895	$72	$56,473	$8,672	$1,597,112
Unsecured	97,646	—	1,695	—	99,341
Real estate:
Secured by commercial properties	1,888,231	3,693	34,661	28,510	1,955,095
Secured by residential properties	846,420	—	4,763	10,489	861,672
Construction and land development:
Residential construction loans	128,624	—	28	—	128,652
Commercial construction loans and land development	653,808	—	923	3,467	658,198
Consumer	40,789	6	263	294	41,352
Broker-dealer	502,077	—	—	—	502,077
	$5,689,490	$3,771	$98,806	$51,432	$5,843,499

Allowance for Loan Losses

It is management’s responsibility to, at the end of each quarter, or more frequently as deemed necessary, analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof is uncollectible, the loan, or portion thereof, is charged-off against the allowance for loan losses, or for acquired loans accounted for in pools, charged against either the pool discount or the post-acquisition allowance.  Recoveries on charge-offs of loans acquired in the Bank Transactions that occurred prior to their acquisition represent contractual cash flows not expected to be collected and are recorded as accretion income. Recoveries on acquired loans charged-off subsequent

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

to their acquisition are credited to the allowance for loan loss, except for recoveries on loans accounted for in pools, which are credited to the pool discount.

The Company has developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future cash flows discounted at the loan’s effective rate, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in the estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss, adjusted for qualitative or environmental factors. The Bank uses a rolling three year average net loss rate to calculate historical loss factors. The analysis is conducted by call report loan category, and further disaggregates commercial and industrial loans by collateral type. The analysis uses net charge-off experience by considering charge-offs and recoveries in determining the loss rate. The historical loss calculation for the quarter is calculated by dividing the current quarter net charge-offs for each loan category by the quarter ended loan category balance. The Bank utilizes a weighted average loss rate to better represent recent trends.

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

•changes in the volume and severity of past due, non-accrual and classified loans;

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

Changes in the volume and severity of past due, non-accrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. The magnitude of the impact of these factors on the qualitative assessment of the allowance for loan loss changes from quarter to quarter.

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

The allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While the Company believes it has an appropriate allowance for the existing non-covered and covered portfolios at December 31, 2017, additional provisions for losses on existing loans may be necessary in the future.

During 2016, the Bank discovered irregularities in connection with a single loan that was in default. As a result, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. During the second quarter of 2017, the Bank recorded other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery of a document delivered in connection with this loan.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Year Ended December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of year	$21,369	$25,236	$7,002	$424	$155	$54,186
Provision charged to operations	6,725	3,619	848	16	198	11,406
Loans charged off	(6,253)	(305)	(13)	(208)	—	(6,779)
Recoveries on charged off loans	1,833	225	7	79	—	2,144
Balance, end of year	$23,674	$28,775	$7,844	$311	$353	$60,957

	Commercial and		Construction and
Year Ended December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of year	$19,845	$18,983	$6,064	$314	$209	$45,415
Provision charged to (recapture from) operations	33,369	7,297	938	190	(53)	41,741
Loans charged off	(33,776)	(1,439)	—	(203)	(1)	(35,419)
Recoveries on charged off loans	1,931	395	—	123	—	2,449
Balance, end of year	$21,369	$25,236	$7,002	$424	$155	$54,186

	Commercial and		Construction and
Year Ended December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of year	$18,833	$11,131	$6,450	$461	$166	$37,041
Provision charged to (recapture from) operations	4,598	7,937	(386)	104	(80)	12,173
Loans charged off	(7,144)	(605)	—	(378)	—	(8,127)
Recoveries on charged off loans	3,558	520	—	127	123	4,328
Balance, end of year	$19,845	$18,983	$6,064	$314	$209	$45,415

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$16,819	$13,782	$611	$—	$—	$31,212
Loans collectively evaluated for impairment	1,658,287	2,968,202	960,556	40,319	577,889	6,205,253
PCI Loans	6,099	29,540	1,438	127	—	37,204
	$1,681,205	$3,011,524	$962,605	$40,446	$577,889	$6,273,669

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$4,508	$9,704	$727	$205	$—	$15,144
Loans collectively evaluated for impairment	1,683,273	2,768,064	782,656	40,853	502,077	5,776,923
PCI Loans	8,672	38,999	3,467	294	—	51,432
	$1,696,453	$2,816,767	$786,850	$41,352	$502,077	$5,843,499

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$365	$932	$93	$—	$—	$1,390
Loans collectively evaluated for impairment	23,220	26,127	7,536	293	353	57,529
PCI Loans	89	1,716	215	18	—	2,038
	$23,674	$28,775	$7,844	$311	$353	$60,957

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$115	$—	$167	$—	$—	$282
Loans collectively evaluated for impairment	20,697	23,129	6,458	368	155	50,807
PCI Loans	557	2,107	377	56	—	3,097
	$21,369	$25,236	$7,002	$424	$155	$54,186

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At December 31, 2017, the Bank has recorded a related “true-up” payment accrual of $16.3 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. The Company’s accounting policies for acquired covered loans, including covered PCI loans, are consistent with the accounting policies for acquired non-covered loans, as described in Note 5 to the consolidated financial statements. The Company has established under its PCI accounting policy a framework to aggregate certain acquired covered loans into various loan pools based on a minimum of two layers of similar risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing.

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	December 31,
	2017	2016
Commercial and industrial	$1,055	$2,697
Real estate	179,359	244,469
Construction and land development	1,715	8,961
	182,129	256,127
Allowance for covered loans	(2,729)	(413)
Total covered loans, net of allowance	$179,400	$255,714

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	December 31,
	2017	2016
Carrying amount	$87,113	$133,754
Outstanding balance	179,019	266,098

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$143,731	$176,719	$193,493
Reclassifications from nonaccretable difference, net(1)	9,110	41,239	70,884
Transfer of loans to covered OREO(2)	(999)	(487)	(1,309)
Accretion	(60,009)	(73,740)	(86,349)
Balance, end of period	$91,833	$143,731	$176,719

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The remaining nonaccretable difference for covered PCI loans was $72.7 million and $94.5 million at December 31, 2017 and 2016, respectively. During 2017, 2016 and 2015, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$3,783	$—	$194	$194	$19
Unsecured	5,732	—	—	—	—
Real estate:
Secured by commercial properties	80,223	2,388	21,171	23,559	1,817
Secured by residential properties	125,361	249	63,107	63,356	861
Construction and land development:
Residential construction loans	672	—	—	—	—
Commercial construction loans and land development	11,118	4	—	4	—
	226,889	2,641	84,472	87,113	2,697
Non-PCI
Commercial and industrial:
Secured	44	—	—	—	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	6,279	5,370	—	5,370	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	18	12	—	12	—
	6,341	5,382	—	5,382	—
	$233,230	$8,023	$84,472	$92,495	$2,697

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$10,579	$1,024	$189	$1,213	$13
Unsecured	3,259	299	—	299	—
Real estate:
Secured by commercial properties	143,934	26,415	26,222	52,637	271
Secured by residential properties	148,384	73,240	1,161	74,401	60
Construction and land development:
Residential construction loans	766	—	—	—	—
Commercial construction loans and land development	23,522	5,204	—	5,204	—
	330,444	106,182	27,572	133,754	344
Non-PCI
Commercial and industrial:
Secured	52	52	—	52	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	396	310	—	310	—
Secured by residential properties	4,175	3,537	—	3,537	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	24	20	—	20	—
	4,647	3,919	—	3,919	—
	$335,091	$110,101	$27,572	$137,673	$344

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2017	2016	2015
Commercial and industrial:
Secured	$730	$3,530	$9,934
Unsecured	150	1,040	4,293
Real estate:
Secured by commercial properties	38,253	75,159	162,812
Secured by residential properties	73,332	88,794	121,069
Construction and land development:
Residential construction loans	—	331	1,017
Commercial construction loans and land development	2,620	13,067	33,278
	$115,085	$181,921	$332,403

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Covered non-accrual loans are summarized by class in the following table (in thousands).

	December 31,
	2017	2016
Commercial and industrial:
Secured	$—	$52
Unsecured	—	—
Real estate:
Secured by commercial properties	—	730
Secured by residential properties	5,087	3,035
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	17	19
	$5,104	$3,836

At December 31, 2016, covered non-accrual loans included covered PCI loans of $0.4 million for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated. The amount of such loans included in covered non-accrual loans at December 31, 2017 was nominal.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $1.3 million, $1.1 million, and $17.2 million during 2017, 2016 and 2015, respectively. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. Information regarding TDRs granted in 2015 is shown in the following table (in thousands). There were no TDRs granted during 2017 or 2016.  Pooled Loans are not in the scope of the disclosure requirements for TDRs. At December 31, 2017 and 2016, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Year Ended December 31, 2015
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—
Unsecured	—	—	—
Real estate:
Secured by commercial properties	1	573	—
Secured by residential properties	7	860	824
Construction and land development:
Residential construction loans	—	—	—
Commercial construction loans and land development	—	—	—
	8	$1,433	$824

During 2015, the covered loan modifications included in the table above included two loans involving payment term extensions, six loans that involved an A/B Note restructure, and six loans that included interest rate adjustments. The Bank did not grant principal reductions on any restructured covered loans.

There were no TDRs granted during the twelve months preceding December 31, 2017 or 2016 for which a payment was at least 30 days past due.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2017	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$—	$—	$861	$194	$1,055	$—
Unsecured	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	209	113	—	322	11,472	23,559	35,353	—
Secured by residential properties	5,624	1,211	3,226	10,061	70,589	63,356	144,006	283
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	38	—	—	38	1,673	4	1,715	—
	$5,871	$1,324	$3,226	$10,421	$84,595	$87,113	$182,129	$283

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2016	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$6	$96	$102	$1,083	$1,213	$2,398	$44
Unsecured	—	—	—	—	—	299	299	—
Real estate:
Secured by commercial properties	96	229	—	325	19,132	52,637	72,094	—
Secured by residential properties	3,511	1,345	1,479	6,335	91,639	74,401	172,375	129
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	15	—	—	15	3,742	5,204	8,961	—
	$3,622	$1,580	$1,575	$6,777	$115,596	$133,754	$256,127	$173

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$429	$—	$432	$194	$1,055
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	10,961	—	833	23,559	35,353
Secured by residential properties	68,544	356	11,750	63,356	144,006
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,649	—	62	4	1,715
	$81,583	$356	$13,077	$87,113	$182,129

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$592	$—	$593	$1,213	$2,398
Unsecured	—	—	—	299	299
Real estate:
Secured by commercial properties	17,996	—	1,461	52,637	72,094
Secured by residential properties	90,563	461	6,950	74,401	172,375
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,281	—	1,476	5,204	8,961
	$111,432	$461	$10,480	$133,754	$256,127

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

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Year Ended December 31, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of year	$35	$378	$—	$413
Provision charged to (recaptured from) operations	32	2,840	(7)	2,865
Loans charged off	(49)	(522)	—	(571)
Recoveries on charged off loans	6	6	10	22
Balance, end of year	$24	$2,702	$3	$2,729

	Commercial and		Construction and
Year Ended December 31, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of year	$758	$774	$—	$1,532
Provision recaptured from operations	(717)	(351)	(53)	(1,121)
Loans charged off	(6)	(62)	(51)	(119)
Recoveries on charged off loans	—	17	104	121
Balance, end of year	$35	$378	$—	$413

	Commercial and		Construction and
Year Ended December 31, 2015	Industrial	Real Estate	Land Development	Total
Balance, beginning of year	$1,193	$3,334	$84	$4,611
Provision charged to operations	258	189	95	542
Loans charged off	(915)	(2,869)	(179)	(3,963)
Recoveries on charged off loans	222	120	—	342
Balance, end of year	$758	$774	$—	$1,532

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	861	92,444	1,711	95,016
PCI Loans	194	86,915	4	87,113
	$1,055	$179,359	$1,715	$182,129

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,185	117,431	3,757	122,373
PCI Loans	1,512	127,038	5,204	133,754
	$2,697	$244,469	$8,961	$256,127

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	5	24	3	32
PCI Loans	19	2,678	—	2,697
	$24	$2,702	$3	$2,729

	Commercial and		Construction and
December 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	22	47	—	69
PCI Loans	13	331	—	344
	$35	$378	$—	$413

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$51,642	$99,090	$136,945
Additions to covered OREO	6,700	13,876	50,465
Dispositions of covered OREO	(17,866)	(42,843)	(71,765)
Valuation adjustments in the period	(3,732)	(18,481)	(16,555)
Balance, end of year	$36,744	$51,642	$99,090

During 2017, 2016 and 2015, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required. The downward valuations recorded during the periods presented above were related to covered assets subject to the loss-share agreements with the FDIC.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO, due to the availability of more information as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$71,313	$91,648	$130,437
FDIC Indemnification Asset accretion (amortization)	(17,083)	242	1,147
Transfers to due from FDIC and other	(24,890)	(20,577)	(39,936)
Balance, end of year	$29,340	$71,313	$91,648

As of December 31, 2017, the Bank had billed $147.8 million to and collected $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017. During 2017, the Bank recorded $17.1 million of amortization related to the FDIC Indemnification Asset due to lower than projected collections from the FDIC than originally estimated at the Bank Closing Date.

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2017	2016
Cash on hand	$44,765	$49,152
Clearings and collection items	92,271	78,328
Deposits at Federal Reserve Bank	248,442	354,948
Deposits at Federal Home Loan Bank	1,501	4,237
Deposits in FDIC-insured institutions	99,998	182,692
	$486,977	$669,357

The amounts above include interest-bearing deposits of $302.2 million and $479.3 million at December 31, 2017 and 2016, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2017.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2017	2016
Land and premises	$111,203	$111,295
Furniture and equipment	207,552	190,914
	318,755	302,209
Less accumulated depreciation and amortization	(141,178)	(111,848)
	$177,577	$190,361

The amounts shown above include gross assets recorded under capital leases of $8.4 million and $8.4 million, with accumulated amortization of $3.3 million and $2.5 million at December 31, 2017 and 2016, respectively.

Occupancy expense was reduced by rental income of $1.8 million, $2.0 million and $2.2 million during 2017, 2016 and 2015, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $34.6 million, $35.4 million and $37.2 million during 2017, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets

At both December 31, 2017 and 2016, the carrying amount of goodwill of $251.8 million was comprised of $24.0 million recorded in connection with the acquisition of NLC and $227.8 million recorded in connection with the PlainsCapital Merger.

Other intangible assets of $36.4 million and $44.7 million at December 31, 2017 and 2016, respectively, include an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLC acquisition in January 2007.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reporting units. At October 1, 2017, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value. The Company estimated the fair values of its reporting units based on both a market and income approach using historical, normalized actual and forecasted results. Based on this evaluation, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

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

Based on the results of the previously noted annual quantitative analysis as of October 1, 2017, the fair values of each of the Company’s reporting units indicated no impairment of goodwill. This analysis and the resulting estimated fair value of the insurance reporting unit exceeded the carrying value by approximately 12%, which represented a decline in the estimated excess fair value over carrying value from recent annual goodwill assessments. This decrease in the excess fair value over carrying value from the 2016 assessment to the 2017 assessment was primarily a result of a reduction in projected discounted cash flows driven by the insurance reporting unit’s current operating performance being below expectations, which was primarily attributable to catastrophic and sub-catastrophic weather-related events which occurred in 2017. In the event future operating performance is below management’s forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the insurance reporting unit may decline and the Company may be required to record a goodwill impairment charge.

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2017	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$38,930	$(26,381)	$12,549
Trademarks and trade names	15	-	20	20,000	(7,860)	12,140
Noncompete agreements	4	-	6	11,650	(10,529)	1,121
Customer contracts and relationships	12	-	14	21,400	(13,906)	7,494
Agent relationships	13			3,600	(3,472)	128
				$95,580	$(62,148)	$33,432

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2016	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$38,930	$(22,255)	$16,675
Trademarks and trade names	15	-	20	20,000	(6,877)	13,123
Noncompete agreements	4	-	6	11,650	(9,306)	2,344
Customer contracts and relationships	12	-	14	21,400	(12,097)	9,303
Agent relationships	13			3,600	(3,350)	250
				$95,580	$(53,885)	$41,695

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Amortization expense related to intangible assets during 2017, 2016 and 2015 was $8.3 million, $10.2 million and $12.4 million, respectively.

The estimated aggregate future amortization expense for intangible assets at December 31, 2017 is as follows (in thousands).

2018	$7,289
2019	5,142
2020	4,352
2021	3,607
2022	3,222
Thereafter	9,820
$33,432

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$61,968	$52,285	$36,155
Additions	16,401	23,381	24,974
Sales	(17,499)	(7,586)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(1,722)	(153)	(2,150)
Due to customer payoffs	(4,434)	(5,959)	(6,694)
Balance, end of year	$54,714	$61,968	$52,285

	December 31,
	2017	2016
Mortgage loans serviced for others	$4,762,042	$5,480,943
MSR asset as a percentage of serviced mortgage loans	1.15%	1.13%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2017	2016
Weighted average constant prepayment rate	10.93%	10.47%
Weighted average discount rate	11.03%	10.95%
Weighted average life (in years)	6.9	6.9

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2017	2016
Constant prepayment rate:
Impact of 10% adverse change	$(1,948)	$(2,297)
Impact of 20% adverse change	(3,839)	(4,471)
Discount rate:
Impact of 10% adverse change	(2,135)	(2,539)
Impact of 20% adverse change	(4,103)	(4,882)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $20.7 million, $23.8 million and $19.6 million during 2017, 2016 and 2015, respectively, were included in other noninterest income within the consolidated statements of operations.

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2017	2016
Noninterest-bearing demand	$2,411,849	$2,199,483
Interest-bearing:
NOW accounts	1,202,752	1,252,832
Money market	2,222,555	1,626,218
Brokered - money market	101,624	125,272
Demand	411,771	384,847
Savings	218,812	279,911
Time	1,313,482	1,145,859
Brokered - time	95,274	49,389
	$7,978,119	$7,063,811

At December 31, 2017, deposits include $778.8 million of time deposit accounts that meet or exceed the FDIC insurance limit of $250,000. Scheduled maturities of interest-bearing time deposits at December 31, 2017 are as follows (in thousands).

2018	$791,721
2019	509,244
2020	82,839
2021	15,155
2022 and thereafter	9,797
$1,408,756

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2017	2016
Federal funds purchased	$101,775	$87,125
Securities sold under agreements to repurchase	539,149	195,164
Federal Home Loan Bank	250,000	1,000,000
Short-term bank loans	315,500	135,000
	$1,206,424	$1,417,289

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

	Year Ended December 31,
	2017	2016	2015
Average balance during the year	$588,847	$368,102	$315,904
Average interest rate during the year	1.06%	0.58%	0.33%
Maximum month-end balance during the year	904,704	520,715	514,776

	December 31,
	2017	2016
Average interest rate at end of year	1.21%	0.42%
Securities underlying the agreements at end of year:
Carrying value	$581,636	$209,877
Estimated fair value	$598,300	$206,641

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans.  At December 31, 2017, the Bank had available collateral of $3.3 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2017	2016	2015
Average balance during the year	$390,616	$361,475	$294,959
Average interest rate during the year	1.08%	0.46%	0.27%
Maximum month-end balance during the year	$850,000	$1,000,000	$600,000

	December 31,
	2017	2016
Average interest rate at end of year	1.30%	0.55%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2017 and 2016 was 2.27% and 1.59%, respectively.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2017	2016
Senior Notes due April 2025, net of discount of $1,545 and $1,689, respectively	$148,455	$148,311
FHLB notes, net of premium of $436 and $948, respectively, with maturities ranging from February 2018 to June 2030 and interest payable monthly	19,402	102,596
Insurance company note payable due March 2035, paid off in June 2017	—	20,000
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (5.71% at December 31, 2017) with interest payable quarterly	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (5.66% at December 31, 2017) with interest payable quarterly	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (5.66% at December 31, 2017) with interest payable quarterly	7,500	7,500
Insurance company line of credit due December 30, 2018, 3.25% plus a calculated index rate (4.00% at December 31, 2017) with interest payable quarterly	1,000	3,000
Ventures Management lines of credit, with interest payable monthly	12,452	16,505
	$208,809	$317,912

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Federal Home Loan Bank notes

The FHLB notes, assumed by the Bank in the SWS Merger, have interest rates ranging from 1.19% to 5.70%, with a weighted average interest rate of 2.10% at December 31, 2017. The FHLB notes, as well as other borrowings from the FHLB, are collateralized by FHLB stock, a blanket lien on commercial and real estate loans, as well as by the amount of securities that are in safekeeping at the FHLB, the value of which was $3.3 billion at December 31, 2017.

NLIC, ASIC and Insurance Company Notes Payable

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

The NLIC and ASIC loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants at December 31, 2017.

NLC has entered into an indenture relating to the NLIC and ASIC notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLC’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), then each holder of the notes governed by such indenture has the right to require that NLC purchase such holder’s notes in whole or in part at a price equal to 100% of the outstanding principal amount.

Insurance Company Line of Credit

The Company’s insurance subsidiary has a line of credit with a financial institution which allows for borrowings by NLC of up to $7.5 million and is collateralized by substantially all of NLC’s assets. The loan agreements relating to the line of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. The Company was in compliance with the covenants at December 31, 2017.

Ventures Management Lines of Credit

At December 31, 2017, Ventures Management’s ABAs had combined available lines of credit totaling $70.0 million, $30.0 million of which was with a single unaffiliated bank, while $40.0 million was with the Bank. At December 31, 2017, the outstanding balance of $12.5 million was related to a single line of credit with an unaffiliated bank with a stated interest rate of the greater of a calculated index rate on mortgage notes or 2.75%. The calculated index rate on mortgage notes held at December 31, 2017 was 3.09%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. The Company was in compliance with the covenants at December 31, 2017.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2017 are as follows (in thousands).

2018	$25,791
2019	—
2020	3,425
2021	508
2022	203
Thereafter	179,991
$209,918

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2017 was 4.72%. The term, rate and other features of the preferred securities are the same as the Debentures. PCC’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

15. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$63,769	$82,970	$49,570
State	5,440	10,181	3,969
	69,209	93,151	53,539
Deferred:
Federal	40,176	(6,732)	17,295
State	757	(2,958)	81
	40,933	(9,690)	17,376
	$110,142	$83,461	$70,915

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The income tax provision differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2017	2016	2015
Computed tax at federal statutory rate	$85,150	$80,992	$99,223
Tax effect of:
Tax Legislation	28,363	—	—
Non-taxable acquisition gain	(6,682)	—	(33,426)
Nondeductible transaction costs	774	2,608	3,969
Nondeductible expenses	3,089	3,301	3,215
State income taxes	4,028	4,708	2,632
Tax-exempt income, net	(2,758)	(2,850)	(2,563)
Valuation allowance	—	(2,094)	(1,889)
Share-based compensation benefit	(412)	(2,391)	—
Other	(1,410)	(813)	(246)
	$110,142	$83,461	$70,915

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2017	2016
Deferred tax assets:
Net operating and built-in loss carryforward	$11,697	$21,381
Covered loans	20,024	43,512
Purchase accounting adjustment - loans	4,859	10,682
Allowance for loan losses	15,105	20,703
Compensation and benefits	15,860	44,368
Legal and other reserves	4,359	15,985
Foreclosed property	6,400	16,486
Other	11,961	19,297
	90,265	192,414
Deferred tax liabilities:
Premises and equipment	10,288	21,013
FDIC Indemnification Asset	3,502	21,600
Intangible assets	8,994	17,392
Derivatives	4,527	8,581
Loan servicing	13,184	23,187
Other	8,156	18,868
	48,651	110,641
Net deferred tax asset	$41,614	$81,773

The Tax Legislation enacted on December 22, 2017 significantly revises the U.S. corporate income tax by lowering corporate income tax rates. The Company’s results during the fourth quarter and full year of 2017 include the estimated impact of a non-recurring, non-cash charge of $28.4 million as a result of the enactment of the Tax Legislation. The charge was primarily due to the revaluation of deferred tax assets as a result of the reduction in the corporate tax rate from 35% to 21%, and other anticipated impacts associated with the Tax Legislation. Certain Tax Legislation amounts are considered reasonable estimates as of December 31, 2017 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement of calculations, changes in interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.

The Company’s effective tax rate was 45.3%,  36.1% and 25.0% during 2017, 2016 and 2015, respectively. The effective tax rate during 2017 was higher than the statutory rate primarily due to the revaluation of deferred tax assets as a result of the Tax Legislation, partially offset by a non-taxable gain recorded in the resolution of the SWS appraisal proceedings as the SWS Merger was a tax-free reorganization. The effective tax rate during 2016 was relatively consistent with the

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

statutory rate, but did include effects related to non-deductible transaction costs associated with the SWS Merger, offset by the reversal of a valuation allowance of $2.2 million previously established on a deferred tax asset associated with the SWS Merger and the recognition of excess tax benefits on share-based payment awards as a result of the Company’s adoption of the provisions of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016 as discussed in Note 33 to the consolidated financial statements. The lower effective tax rate during 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger. In addition, during 2015, the Company recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock and also reversed a valuation allowance of $1.9 million previously established on a deferred tax asset for a capital loss carryforward.

At December 31, 2017 and 2016, the Company had net operating loss carryforwards for Federal income tax purposes of $29.9 million and $37.8 million, respectively (or $6.3 million and $13.2 million, respectively, on a tax effected basis at applicable rates for respective tax years). The net operating loss carryforwards are subject to an annual Section 382 limitation on their usage. These net operating loss carryforwards expire in starting in 2032. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. At December 31, 2017, the Company also had a recognized built-in loss (“RBIL”) carryover of $20.5 million from the ownership change resulting from the SWS Merger. These RBILs, if recognized during a five year recognition period before January 1, 2020, are subject to the annual Section 382 limitation rules similar to the Company’s net operating loss carryforwards. The RBIL’s are expected to be fully realized prior to any expiration. The Company’s remaining net unrealized built-in loss of $9.8 million, if recognized during a five year recognition period before January 1, 2020, would also be subject to the Section 382 limitation.

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2017 or 2016.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At December 31, 2017 and 2016, the total amount of gross unrecognized tax benefits was $1.6 million and $1.7 million, respectively, of which $1.2 million and $1.1 million, respectively, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1,704	$644	$644
Increases related to tax positions taken during a prior year	476	844	—
Decreases related to tax positions taken during a prior year	(1,273)	—	—
Increases related to tax positions taken during the current year	667	216	—
Balance, end of year	$1,574	$1,704	$644

The Company believes that it is reasonably possible that certain state matters may be concluded in the next twelve months. Specific positions that may be resolved include issues involving apportionment and various other matters. At December 31, 2017, the unrecognized tax benefit is recorded as taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2014. The Company is open for various state tax audits for tax years 2013 and later. The Company is currently under income tax examination by a state authority for tax years 2013 through 2015. As of December 31, 2017, the state authority has not proposed any significant adjustments to the Company’s tax positions for which the Company does not have adequate reserves.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. In addition, Hilltop, PCC and the Bank made additional contributions to employees’ 401(k) accounts based on achievement of certain corporate objectives through December 31, 2015. The amount charged to operating expense for these matching contributions totaled $13.9 million, $15.1 million and $12.6 million during 2017, 2016 and 2015, respectively.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability of $8.9 million associated with separate retention agreements entered into between Hilltop and two executive officers. At December 31, 2017 and 2016, the recorded liability, including interest, was $9.1 million and $9.0 million, respectively.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2017 and 2016, the carrying value of the policies included in other assets was $25.8 million and $24.8 million, respectively. During 2017, 2016 and 2015, the Bank recorded income of $0.6 million, $0.6 million and $0.8 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

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

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2017 and 2016, respectively. Investments in Hilltop common stock, which are carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at December 31, 2017 and 2016, respectively.

17. Related Party Transactions

Pursuant to a Sublease Agreement, Diamond A Administration Company LLC (“Diamond A Admin”), an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 16.2% of Hilltop common stock at December 31, 2017, currently provides office space to Hilltop at a cost of $24 thousand per month. This Sublease Agreement continues in effect until July 31, 2018 or such earlier date that the base lease expires.

Jeremy B. Ford, a director and the President and Co-Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P. Diamond A Financial, L.P. owned 16.2% of the outstanding Hilltop common stock at December 31, 2017. He also is a director and the Secretary of Diamond A Admin, which provides office space to Hilltop as described in the preceding paragraph. Diamond A Admin is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $34.6 million and $27.3 million at December 31, 2017 and 2016, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2017, total principal additions were $12.0 million and total principal payments were $4.7 million.

At December 31, 2017 and 2016, the Bank held deposits of related parties of $151.0 million and $154.8 million, respectively.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $5.5 million at December 31, 2017.

The Bank purchases loans from a company for which a related party serves as a director, president and chief executive officer. At December 31, 2017 and 2016, the outstanding balance of the purchased loans was $2.1 million and $3.0 million, respectively.  The loans were purchased with recourse to the Company in the ordinary course of business and the related party had no direct financial interest in the transaction.

18. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $3.0 million and $19.0 million at December 31, 2017 and 2016, respectively.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

As a part of an industry-wide Inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the United States Department of Justice (the “DOJ”) related to this Inquiry. According to the Civil Investigative Demand, the DOJ is conducting an investigation to determine whether PrimeLending has violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. The DOJ has advised PrimeLending that, based upon its review of a sample of loans for which an FHA insurance claim was paid by HUD, some of the loans do not meet FHA underwriting guidelines. PrimeLending, based upon its own review of the loan sample, does not agree with the sampling methodology and loan analysis employed by the DOJ. Remedies in these proceedings or settlements may include statutory damages, indemnification, fines and/or penalties. Many institutions have settled these matters on terms that included large monetary penalties. PrimeLending has fully cooperated with this Inquiry, continues to discuss this matter with the DOJ and adjusts its indemnification reserve based upon such discussions.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

At December 31, 2017 and 2016, the mortgage origination segment’s indemnification liability reserve totaled $23.5 million and $18.2 million, respectively. The provision for indemnification losses was $4.0 million, $4.6 million and $4.0 million during 2017, 2016 and 2015, respectively.

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$40,669	$57,298	$53,906
Claims made	42,330	21,410	71,783
Claims resolved with no payment	(37,439)	(19,696)	(38,862)
Repurchases	(6,490)	(4,164)	(14,884)
Indemnification payments	(5,368)	(14,179)	(14,645)
Balance, end of year	$33,702	$40,669	$57,298

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$18,239	$16,640	$17,619
Additions for new sales	3,962	4,638	4,006
Repurchases	(466)	(392)	(1,420)
Early payment defaults	(228)	(241)	(64)
Indemnification payments	(713)	(2,482)	(3,027)
Change in reserves for loans sold in prior years	2,678	76	(474)
Balance, end of year	$23,472	$18,239	$16,640

	December 31,
	2017	2016
Reserve for Indemnification Liability:
Specific claims	$646	$1,661
Incurred but not reported claims	22,826	16,578
Total	$23,472	$18,239

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other Contingencies

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within the covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.3 million at December 31, 2017 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of December 31, 2017, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As of December 31, 2017, the Bank had billed $184.7 million of covered net losses to the FDIC, of which 80%, or $147.8 million, were reimbursable under the loss-share agreements. As of December 31, 2017, the Bank had received aggregate reimbursements of $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017.

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

Hilltop and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 11 years and under capital leases with remaining terms of 4 to 11 years. Rental expense under the operating leases was $43.5 million, $41.9 million and $40.3 million in 2017, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Future minimum lease payments under these agreements follow (in thousands).

	Operating Leases	Capital Leases
2018	$36,602	$1,444
2019	30,127	1,491
2020	24,461	1,528
2021	16,429	1,451
2022	14,306	1,127
Thereafter	31,422	4,125
Total minimum lease payments	$153,347	11,166
Amount representing interest		(3,497)
Present value of minimum lease payments		$7,669

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at December 31, 2017 and outstanding financial and performance standby letters of credit of $24.4 million at December 31, 2017.

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

20. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2017, 1,634,804 shares of common stock remain available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards.  Compensation expense related to the 2012 Plan was $10.8 million, $10.5 million and $8.6 million during 2017, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During 2017, 2016 and 2015, Hilltop granted 16,859,  21,224 and 13,631 shares of common stock, respectively, to certain non-employee members of the Company’s board of directors for services rendered to the Company pursuant to the 2012 Plan.

Restricted Stock Awards and RSUs

The Compensation Committee of the board of directors of the Company issued restricted shares of Hilltop common stock (“Restricted Stock Awards”) and RSUs pursuant to the 2012 Plan.

The Restricted Stock Awards generally cliff vested on the third anniversary of the grant date and were subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The award agreements governing the Restricted Stock Awards provided for accelerated vesting under certain conditions. As of September 30, 2017, all remaining Restricted Stock Awards had vested and none were outstanding.

Certain RSUs are subject to time-based vesting conditions and generally provided for a cliff vest on the third anniversary of the grant date, while other RSUs provided for vesting based upon the achievement of certain performance goals over a three-year period subject to service conditions set forth in the award agreements, with associated costs generally recognized on a straight-line basis over the respective vesting periods. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs may be subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

The following table summarizes information about Restricted Stock Award and RSU activity for the noted periods (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2014	466	$13.32	435	$23.14
Granted	63	$19.95	491	$19.61
Vested/Released	(54)	$19.58	(12)	$22.45
Forfeited	(22)	$13.25	(39)	$21.93
Balance, December 31, 2015	453	$13.50	875	$21.22
Granted	-	$-	598	$17.78
Vested/Released	(447)	$13.41	(7)	$22.22
Forfeited	(2)	$19.72	(10)	$20.70
Balance, December 31, 2016	4	$19.95	1,456	$19.83
Granted	-	$-	450	$26.37
Vested/Released	(4)	$19.95	(451)	$22.48
Forfeited	-	$-	(137)	$22.41
Balance, December 31, 2017	-	$-	1,318	$20.89

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 252,133 shares withheld to satisfy employee statutory tax obligations during 2017, 2016 and 2015. Pursuant to certain RSU award agreements, an aggregate of 35,685 vested RSUs at December 31, 2017 require deferral of the settlement in shares and statutory tax obligations to a future date.

During 2017, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 392,877 RSUs pursuant to the 2012 Plan. At December 31, 2017, 313,301 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

grant date, and 79,576 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2017, in the aggregate, 1,035,199 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 282,329 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2017, unrecognized compensation expense related to outstanding RSUs of $12.6 million is expected to be recognized over a weighted average period of 1.24 years.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as shown in the table below, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of December 31, 2017, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2017, under guidance issued by the Board of Governors of the Federal Reserve System.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables show PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at December 31, 2017 and 2016, respectively (dollars in thousands).  Based on the actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017
Tier 1 capital (to average assets):
PlainsCapital	$1,147,527	12.32%	4.0%	4.0%	5.0%
Hilltop	1,688,358	12.94%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	5.75%	7.0%	6.5%
Hilltop	1,639,009	17.71%	5.75%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	7.25%	8.5%	8.0%
Hilltop	1,688,358	18.24%	7.25%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,212,793	15.29%	9.25%	10.5%	10.0%
Hilltop	1,738,325	18.78%	9.25%	10.5%	N/A

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2016
Tier 1 capital (to average assets):
PlainsCapital	$1,108,484	12.35%	4.0%	4.0%	5.0%
Hilltop	1,652,101	13.51%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,108,484	14.64%	5.125%	7.0%	6.5%
Hilltop	1,602,400	18.30%	5.125%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,108,484	14.64%	6.625%	8.5%	8.0%
Hilltop	1,652,101	18.87%	6.625%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,164,767	15.38%	8.625%	10.5%	10.0%
Hilltop	1,693,240	19.34%	8.625%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2017		December 31, 2016
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,379,402	$1,912,081	$1,337,746	$1,870,509
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	3,520	394	2,303	(485)
Deduct:
Goodwill and other disallowed intangible assets	(235,395)	(273,466)	(231,565)	(267,624)
Common equity Tier 1 capital (as defined)	1,147,527	1,639,009	1,108,484	1,602,400
Add: Tier 1 capital
Trust preferred securities	—	65,000	—	65,000
Deduct:
Additional Tier 1 capital deductions	—	(15,651)	—	(15,299)
Tier 1 capital (as defined)	1,147,527	1,688,358	1,108,484	1,652,101
Add: Allowable Tier 2 capital
Allowance for loan losses	65,266	65,618	56,283	56,438
Deduct:
Additional Tier 2 capital deductions	—	(15,651)	—	(15,299)
Total capital (as defined)	$1,212,793	$1,738,325	$1,164,767	$1,693,240

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

At December 31, 2017, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$186,770	$3,278
Less: required net capital	10,513	250
Excess net capital	$176,257	$3,028

Net capital as a percentage of aggregate debit items	35.5%
Net capital in excess of 5% aggregate debit items	$160,487

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At December 31, 2017 and 2016, the Hilltop Broker-Dealers held cash of $186.6 million and $181.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2017 and 2016.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of December 31, 2017, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	December 31,
	2017	2016
Capital and surplus:
National Lloyds Insurance Company	$93,812	$131,328
American Summit Insurance Company	22,778	30,462

	Year Ended December 31,
	2017	2016	2015
Statutory net income (loss):
National Lloyds Insurance Company	$(1,785)	$13,043	$9,000
American Summit Insurance Company	742	2,124	1,611

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2017, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2017, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2017, $181.7 million of its earnings was available for dividend declaration without prior regulatory approval.

At December 31, 2017, the maximum aggregate dividend that may be paid to NLC from its insurance company subsidiaries without regulatory approval was $16.2 million.

Dividends

During 2017, the Company declared and paid cash dividends of $0.24 per common share, or $23.1 million. During 2016, the Company declared and paid cash dividends of $0.06 per common share, or $5.8 million.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On January 25, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.07 per common share, payable on February 28, 2018, to all common stockholders of record as of the close of business on February 15, 2018.

Stock Repurchase Programs

The Company’s board of directors has periodically approved stock repurchase programs under which it authorized the Company to repurchase its outstanding common stock. Under the respective stock repurchase program authorized, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which the Company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to the Company’s pool of authorized but unissued shares of common stock.

During 2015, the Company paid $30.0 million to repurchase and retire an aggregate of 1,390,977 shares of common stock at an average price of $21.56 per share. This stock repurchase program terminated effective December 2015. In January 2017, the Company’s board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018. During 2017, the Company paid $27.4 million to repurchase an aggregate of 1,057,656 shares of common stock at an average price of $25.87 per share. This stock repurchase program expired in January 2018. All purchases were funded from available cash balances.

In January 2018, the Company’s board of directors authorized a stock repurchase program through January 2019, under which the Company may repurchase, in the aggregate, up to $50.0 million of its outstanding common stock.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Other Noninterest Income and Expense

The following table shows the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2017	2016	2015
Other noninterest income:
Net gains from Hilltop Broker-Dealer trading activities	$70,922	$86,383	$44,042
Net gains from trading securities portfolio	20,210	15,926	12,796
Service charges on depositor accounts	14,429	14,162	15,169
SWS Merger appraisal proceeding	11,757	—	—
Trust fees	7,485	6,782	7,113
Insurance commissions	4,819	4,206	3,819
Insurance direct billing and other policy fees	4,353	4,818	5,329
Revenue from check and stored value cards	3,169	5,036	7,099
Rent and other income from other real estate owned	1,280	1,461	3,559
FDIC Indemnification Asset accretion	—	242	1,147
Other	25,546	15,248	10,795
	$163,970	$154,264	$110,868
Other noninterest expense:
Software and information technology	$45,891	$38,421	$39,250
Brokerage commissions and fees	22,884	24,654	16,637
Mortgage origination and servicing	22,353	25,736	19,375
Unreimbursed loan closing costs	20,428	31,234	35,253
Business development	18,619	19,738	18,291
FDIC Indemnification Asset amortization	17,083	—	—
Travel, meals and entertainment	12,839	13,683	12,748
Funding fees	8,464	7,451	5,865
Amortization of intangible assets	8,263	10,174	12,375
Office supplies	7,806	8,719	8,247
OREO and repossessed assets	4,004	13,438	12,570
FDIC "true-up"	2,100	8,750	5,475
Other	51,362	49,523	62,217
	$242,096	$251,521	$248,303

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments decreased $13.1 million during 2017 and increased $8.0 million and $17.3 million during 2016 and 2015, respectively. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivatives increased $8.1 million during 2017, compared with a decrease of $23.4 million during 2016 and an increase of $43.7 million during 2015. The fair values of the Bank’s derivatives increased $0.3 million during 2017 and $0.4 million during 2016, compared with a decrease of $0.2 million during 2015. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	December 31, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$850,850	$18,851	$944,550	$23,269
Customer-based written options	21,637	38	—	—
Customer-based purchased options	21,637	(38)	—	—
Commitments to purchase MBSs	2,831,635	(921)	3,616,922	(1,155)
Commitments to sell MBSs	4,963,498	2,972	5,609,250	(532)
Interest rate swaps and swaptions	25,971	51	32,452	(283)
U.S. Treasury bond futures and options (1)	214,500	—	297,000	—

(1)Changes in the fair value of these contracts are settled daily with PrimeLending’s counterparty.

PrimeLending has cash collateral advances totaling $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at December 31, 2017, compared to a payable totaling $19.1 million on its net liability derivative position on its commitments to sell MBSs at December 31, 2016. In addition, PrimeLending advanced cash collateral totaling $3.2 million and $3.2 million on its U.S. Treasury bond futures and options at December 31, 2017 and 2016, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2017
Securities borrowed:
Institutional counterparties	$1,386,821	$—	$1,386,821	$(1,327,536)	$—	$59,285

Interest rate options:
Customer counterparties	38	—	38	—	—	38

Reverse repurchase agreements:
Institutional counterparties	186,537	—	186,537	(186,026)	—	511

Forward MBS derivatives:
Institutional counterparties	3,576	—	3,576	(3,576)	—	—
	$1,576,972	$—	$1,576,972	$(1,517,138)	$—	$59,834
December 31, 2016
Securities borrowed:
Institutional counterparties	$1,436,069	$—	$1,436,069	$(1,385,664)	$—	$50,405

Reverse repurchase agreements:
Institutional counterparties	89,430	—	89,430	(89,369)	—	61

Forward MBS derivatives:
Institutional counterparties	21,366	(3,893)	17,473	(9,012)	—	8,461
	$1,546,865	$(3,893)	$1,542,972	$(1,484,045)	$—	$58,927

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2017
Securities loaned:
Institutional counterparties	$1,215,093	$—	$1,215,093	$(1,157,198)	$—	$57,895

Interest rate options:
Institutional counterparties	38	—	38	—	—	38

Interest rate swaps and swaptions:
Institutional counterparties	35	(86)	(51)	(1,059)	—	(1,110)

Repurchase agreements:
Institutional counterparties	409,058	—	409,058	(409,058)	—	—
Customer counterparties	130,091	—	130,091	(130,091)	—	—

Forward MBS derivatives:
Institutional counterparties	2,696	(1,171)	1,525	(1,295)	—	230
	$1,757,011	$(1,257)	$1,755,754	$(1,698,701)	$—	$57,053
December 31, 2016
Securities loaned:
Institutional counterparties	$1,283,676	$—	$1,283,676	$(1,237,868)	$—	$45,808

Interest rate swaps and swaptions:
Institutional counterparties	297	(14)	283	(3,000)	—	(2,717)

Repurchase agreements:
Institutional counterparties	39,970	—	39,970	(39,970)	—	—
Customer counterparties	155,194	—	155,194	(155,194)	—	—

Forward MBS derivatives:
Institutional counterparties	19,159	—	19,159	(19,159)	—	—
	$1,498,296	$(14)	$1,498,282	$(1,455,191)	$—	$43,091

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2017 and 2016.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2017	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$181,915	$—	$—	$—	$181,915
Asset-backed securities	357,234	—	—	—	357,234

Securities lending transactions:
Corporate securities	11,499	—	—	—	11,499
Equity securities	1,203,594	—	—	—	1,203,594
Total	$1,754,242	$—	$—	$—	$1,754,242

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,754,242
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2016	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$195,164	$—	$—	$—	$195,164

Securities lending transactions:
Corporate securities	14,816	—	—	—	14,816
Equity securities	1,268,860	—	—	—	1,268,860
Total	$1,478,840	$—	$—	$—	$1,478,840

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,478,840
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2017	2016
Receivables:
Securities borrowed	$1,386,821	$1,436,069
Securities failed to deliver	25,491	33,834
Trades in process of settlement	29,412	10,223
Other	22,654	17,615
	$1,464,378	$1,497,741
Payables:
Securities loaned	$1,215,093	$1,283,676
Correspondents	30,160	31,040
Securities failed to receive	37,864	31,724
Other	4,446	688
	$1,287,563	$1,347,128

27. Deferred Policy Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLC are deferred and charged against income ratably over the terms of the related policies. A summary of the activity in deferred policy acquisition costs is as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$18,603	$19,874	$20,416
Acquisition expenses capitalized	34,934	37,231	39,716
Amortization charged to income	(36,549)	(38,502)	(40,258)
Balance, end of year	$16,988	$18,603	$19,874

Amortization is included in policy acquisition and other underwriting expenses in the accompanying consolidated statements of operations.

28. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	December 31,
	2017	2016
Reserve for unpaid losses and allocated LAE balance, net	$17,470	$25,203
Reinsurance recoverables on unpaid losses	11,495	9,434
Unallocated LAE	1,248	1,189
Reserve for unpaid losses and LAE balance, gross	$30,213	$35,826

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of claims loss reserve development activity is presented in the following table (in thousands).

			December 31, 2017
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Year Ended December 31, 2017		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2013	110,813	111,121	8	15,687
2014	83,346	84,074	119	13,099
2015	85,507	87,262	591	15,016
2016	81,682	85,189	2,622	21,277
2017	77,855	88,079	4,282	20,927
Total	439,203	$455,725
	948	All outstanding reserves prior to 2013, net of reinsurance
	$17,470	Reserve for unpaid losses and allocated LAE, net of reinsurance

29. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2017, total reinsurance recoverables and receivables had a carrying value of $13.1 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at December 31, 2017, based on NLC’s quality requirements.

Reinsurers with a balance in excess of 5% of the Company’s outstanding reinsurance receivables at December 31, 2017 are listed below (in thousands).

	Balances
	Due From	A.M. Best
	Reinsurers	Rating
Arch Reinsurance Co.	$1,115	N/A
Partner Reinsurance Co.	1,947	A
Aspen Bermuda	865	A
R&V Versicherung AG	1,927	N/A
Everest Re	767	A+
Lloyd's Syndicate #2001	729	A+
	$7,350

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2017		2016		2015
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$137,091	$144,990	$152,970	$159,884	$167,025	$169,334
Reinsurance assumed	12,150	11,767	11,338	11,024	10,714	10,283
Reinsurance ceded	(12,280)	(14,459)	(14,962)	(15,363)	(17,170)	(17,535)
Net premiums	$136,961	$142,298	$149,346	$155,545	$160,569	$162,082

The effects of reinsurance on incurred losses are as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Losses and LAE incurred	$138,358	$113,494	$123,017
Reinsurance recoverables	(43,657)	(24,251)	(23,951)
Net loss and LAE incurred	$94,701	$89,243	$99,066

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

Effective July 1, 2017, NLC renewed its catastrophic excess of loss reinsurance coverage for a two year period. At December 31, 2017, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of three layers of protection: $17 million in excess of $8 million retention and/or loss; $30 million in excess of $25 million loss; and $50 million in excess of $55 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At December 31, 2017, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2018, NLC renewed its underlying excess of loss contract that provides $10.0 million aggregate coverage in excess of NLC’s per event retention of $1.0 million and aggregate retention of $17.5 million for sub-catastrophic events. As of January 1, 2018, NLC retains 17.5% participation in this coverage, up from no participation during 2017.

During August and September 2017, NLC experienced losses related to Hurricane Harvey in excess of retention. As of December 31, 2017, the total gross losses and LAE incurred associated with Hurricane Harvey was $18.2 million. However, because the losses exceeded retention, net exposure to NLC was $3.4 million retention and $1.4 million in reinstatement premiums. During 2016 and 2015, NLC experienced no significant catastrophes that resulted in losses in excess of retention at NLIC or ASIC.

There were 16 tornado, hail and wind storms during 2017 that fit the coverage criteria for the underlying excess of loss contract providing aggregate coverage for sub-catastrophic events. These events had a gross incurred loss total of $38.1 million, which developed a reinsured recoverable of $4.6 million at the 100% subscription level. During 2016, the 15 tornado, hail and wind storms that exceeded retention had incurred losses of $44.0 million, which developed a reinsured recoverable of $10.0 million at the 100% subscription level. During 2015, the 12 tornado, hail and wind storms

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

that exceeded retention had incurred losses of $35.3 million, which developed a reinsured recoverable of $9.1 million at the 91% subscription level. These losses have no effect on net loss and LAE incurred beyond retention because the catastrophic events exceeded retention levels and are fully recoverable. Any losses beyond the reinsurance coverage limits of $10.0 million for 2016 and $9.1 million for 2015 are retained by the Company and have an effect on the net loss and LAE incurred. The primary financial effect beyond the reinsurance retention is additional reinstatement premium payable to the affected reinsurers. In addition to the $1.4 million in reinstatement premiums noted above related to Hurricane Harvey in 2017, reinstatement premiums during 2017, 2016 and 2015 of $1.4 million, $0.6 million and $0.2 million, respectively, were recorded as ceded premiums.

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

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance and acquisition costs.

Balance sheet amounts not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$366,581	$43,735	$(915)	$2,861	$(10,069)	$19,555	$421,748
Provision for loan losses	14,073	198	—	—	—	—	14,271
Noninterest income	59,904	368,421	632,388	151,382	12,798	(19,829)	1,205,064
Noninterest expense	248,404	347,314	581,899	158,354	33,983	(699)	1,369,255
Income (loss) before income taxes	$164,008	$64,644	$49,574	$(4,111)	$(31,254)	$425	$243,286

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$363,083	$31,172	$(11,589)	$3,164	$(7,257)	$18,958	$397,531
Provision for loan losses	40,673	(53)	—	—	—	—	40,620
Noninterest income	52,579	385,766	704,126	164,841	2	(20,349)	1,286,965
Noninterest expense	244,715	377,524	614,741	146,601	29,938	(1,048)	1,412,471
Income (loss) before income taxes	$130,274	$39,467	$77,796	$21,404	$(37,193)	$(343)	$231,405

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$369,493	$32,971	$(10,423)	$3,187	$(5,109)	$18,464	$408,583
Provision for loan losses	12,795	(80)	—	—	—	—	12,715
Noninterest income	62,639	334,495	597,163	171,185	81,289	(19,129)	1,227,642
Noninterest expense	243,926	367,812	539,257	158,720	31,926	(1,625)	1,340,016
Income (loss) before income taxes	$175,411	$(266)	$47,483	$15,652	$44,254	$960	$283,494

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
December 31, 2017
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,558,718	$3,394,911	$1,937,327	$291,639	$2,106,978	$(3,923,787)	$13,365,786

December 31, 2016
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,527,518	$2,777,849	$2,042,458	$347,252	$2,032,749	$(3,989,764)	$12,738,062

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

31. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2017	2016	2015
Basic earnings per share:
Income attributable to Hilltop	$132,544	$145,894	$209,119
Less: income applicable to participating shares	—	(6)	(952)
Net earnings available to Hilltop common stockholders	$132,544	$145,888	$208,167

Weighted average shares outstanding - basic	97,137	98,404	99,074

Basic earnings per common share	$1.36	$1.48	$2.10

Diluted earnings per share:
Income attributable to Hilltop	$132,544	$145,894	$209,119

Weighted average shares outstanding - basic	97,137	98,404	99,074
Effect of potentially dilutive securities	216	225	888
Weighted average shares outstanding - diluted	97,353	98,629	99,962

Diluted earnings per common share	$1.36	$1.48	$2.09

32. Condensed Financial Statements of Parent

Condensed financial statements of Hilltop (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
Dividends from bank and bank holding company subsidiaries	$53,000	$87,826	$—
Dividends from nonbank subsidiaries	41,500	—	—
Investment income	312	382	445
Interest expense	10,381	7,639	5,554
Bargain purchase gain	—	—	81,289
Other income	12,798	2	—
General and administrative expense	33,983	29,938	31,926
Income before income taxes, equity in undistributed earnings of subsidiaries and preferred stock activity	63,246	50,633	44,254
Income tax benefit	(15,577)	(10,077)	(9,562)
Equity in undistributed earnings of subsidiaries	54,321	87,234	158,763
Net income	$133,144	$147,944	$212,579
Other comprehensive income (loss), net	(879)	(2,144)	1,978
Comprehensive income	$132,265	$145,800	$214,557

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Condensed Balance Sheets

	December 31,
	2017	2016	2015
Assets:
Cash and cash equivalents	$96,764	$118,290	$55,542
Investment in subsidiaries:
Bank and bank holding company subsidiaries	1,340,093	1,304,917	1,271,581
Nonbank subsidiaries	603,631	609,539	545,502
Other assets	66,490	3	32,922
Total assets	$2,106,978	$2,032,749	$1,905,547
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$46,442	$13,929	$20,419
Notes payable	148,455	148,311	148,174
Stockholders’ equity	1,912,081	1,870,509	1,736,954
Total liabilities and stockholders’ equity	$2,106,978	$2,032,749	$1,905,547

Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$133,144	$147,944	$212,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(54,321)	(87,234)	(158,763)
Bargain purchase gain	—	—	(81,289)
Deferred income taxes	2,511	(2,063)	12,429
Other, net	(57,380)	20,812	2,443
Net cash provided by (used in) operating activities	23,954	79,459	(12,601)

Investing Activities:
Reimbursement from nonbank subsidiaries	—	6,000	—
Capital contribution to bank and bank holding company subsidiaries	(10,000)	—	—
Capital contribution to nonbank subsidiaries	—	(20,000)	—
Cash paid for acquisition	—	—	(78,217)
Other, net	(4,241)	(98)	(31)
Net cash used in investing activities	(14,241)	(14,098)	(78,248)

Financing Activities:
Proceeds from issuance of common stock	—	4,139	—
Payments to repurchase common stock	(27,388)	—	(30,028)
Proceeds from issuance of notes payable	—	—	148,078
Dividends paid on common stock	(23,140)	(5,801)	—
Dividends paid on preferred stock	—	—	(3,539)
Redemption of preferred stock	—	—	(114,068)
Other, net	19,289	(951)	—
Net cash provided by (used in) financing activities	(31,239)	(2,613)	443

Net change in cash and cash equivalents	(21,526)	62,748	(90,406)
Cash and cash equivalents, beginning of year	118,290	55,542	145,948
Cash and cash equivalents, end of year	$96,764	$118,290	$55,542

Supplemental Schedule of Non-Cash Activities:
Common stock issued in acquisition	$—	$—	$200,626

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During 2017, Hilltop used $47.1 million in cash to repurchase common stock associated with the resolution of the contingency on appraisal proceedings from the SWS Merger. This activity is reflected in the other line item within operating activities in the above condensed statement of cash flows of Hilltop. Additionally, certain assets and liabilities, including $20.6 million of cash, were transferred from PCC to Hilltop in 2017 due to organizational changes. This activity is reflected in the other line item within financing activities in the above condensed statement of cash flows of Hilltop.

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

33. Recently Issued Accounting Standards

In February 2018, FASB issued Accounting Standards Update (“ASU”) 2018-02  to help organizations address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Legislation. The amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the changes in the U.S. federal corporate income tax rate in the Tax Legislation (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from AOCI. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and organizations should apply the provisions of the amendment either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Legislation is recognized.  The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In May 2017, FASB issued ASU 2017-09 which provides clarity and reduces both diversity in practice and cost and complexity associated with changes to the terms or conditions of a share-based payment award and, specifically, which changes require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has adopted the amendments as of January 1, 2018, which are expected to have a significant effect on the Company’s consolidated financial statements.

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

In January 2017, FASB issued ASU 2017-01 which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the prospective method. The Company has adopted the amendments as of January 1, 2018, and will prospectively apply its provisions.

In October 2016, FASB issued ASU No. 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the modified retrospective transition method. The Company has adopted the amendments as of January 1, 2018, which are not expected to have a significant effect on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU 2016-15 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 15, 2017 using a retrospective transition method. The Company has adopted the amendments as of January 1, 2018, which are not expected to have a significant effect on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendment also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the provisions of the amendment early. The Company has formed a cross-functional implementation team to evaluate the provisions of the amendment and the impact on its future consolidated financial statements through the identification of data requirements and determination of necessary modifications to its existing credit loss estimation methodologies, systems and processes. The magnitude of the change in allowance for loan losses will depend on, among other things, the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.

In February 2016, FASB issued ASU 2016-02 related to leases. The new standard is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. Early adoption is permitted, however, the Company does not intend to adopt the provisions of the amendment early. The Company’s implementation efforts are on-going, including the installation of a software solution, which will aid in determining the magnitude of the increases in assets and liabilities and their impact on the consolidated financial statements. The Company expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to predominantly all of the future minimum lease payments required under operating leases as disclosed in Note 18 to the consolidated financial statements. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation.

In January 2016, FASB issued ASU 2016-01 related to financial instruments. This amendment requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The amendment also impacts financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments and modifies the required process used to evaluate deferred tax assets on available for sale securities. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has adopted the amendment as of January 1, 2018, which resulted in $21.2 million of available for sale equity securities being reclassified within the consolidated balance sheet consistent with the provisions of the new amendment, while certain other equity investments of approximately $40 million will continue to be included in other assets within the consolidated balance sheet. The adoption of the amendment resulted in approximately $3 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. All subsequent changes in fair value related to these equity investments will be recognized in net income. Additionally, the enhanced disclosures required by the new standard will be included in subsequent filings, including the disclosure of the fair value of the loan portfolio using and exit price method instead of the current discounted cash flow method. These disclosure changes are not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year, to clarify the principles for recognizing revenue from contracts with customers. The FASB has subsequently issued several amendments to the standard, including clarification of principal versus agent considerations, narrow scope improvements and other technical corrections. The amendments outline a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendments also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified, cumulative-effect approach wherein the guidance is applied only to existing contracts as of the date of initial application and to new contracts entered into thereafter. The Company has adopted the amendments as of January 1, 2018 using the cumulative-effect approach. The Company gathered an inventory of contracts with customers and performed an in-depth assessment of these contracts for evaluation under the amendments. A majority of the Company’s revenues are not subject to the new guidance. The revenue recognition policies within the Company’s broker-dealer segment were the most affected upon adoption. Specifically, the new guidance required changes to the principal versus agent conclusion for certain advisory and underwriting revenues and expenses which, as of January 1, 2018, are recorded on a gross basis while legacy guidance required recognizing these revenues net of the related expenses. Conversely, certain contract costs related to clearing and retail operations are now netted against the revenues while the legacy guidance required recognizing these revenues and expenses on a gross basis. As the measurement and timing of revenue recognition was not affected for any of the Company’s revenue streams, the implementation of the new guidance had no impact on opening retained earnings as of January 1, 2018. The enhanced disclosures required by the new standard are being developed and will be included in subsequent filings in accordance with the new standard, but are not expected to have a significant effect on the Company’s consolidated financial statements.

34.  Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2017
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$133,665	$128,944	$136,306	$108,241	$507,156
Interest expense	24,973	23,964	20,330	16,141	85,408
Net interest income	108,692	104,980	115,976	92,100	421,748
Provision for loan losses	5,453	1,260	5,853	1,705	14,271
Noninterest income	290,456	298,477	344,692	271,439	1,205,064
Noninterest expense	328,670	353,842	366,251	320,492	1,369,255
Income before income taxes	65,025	48,355	88,564	41,342	243,286
Income tax expense	51,350	18,003	25,754	15,035	110,142
Net income	13,675	30,352	62,810	26,307	133,144
Less: Net income attributable to noncontrolling interest	247	146	334	(127)	600
Income attributable to Hilltop	$13,428	$30,206	$62,476	$26,434	$132,544

Earnings per common share:
Basic	$0.14	$0.31	$0.64	$0.27	$1.36
Diluted	$0.14	$0.31	$0.63	$0.27	$1.36

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.24

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2016
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$118,335	$115,263	$114,202	$108,154	$455,954
Interest expense	14,211	16,093	13,805	14,314	58,423
Net interest income	104,124	99,170	100,397	93,840	397,531
Provision for loan losses	4,347	3,990	28,876	3,407	40,620
Noninterest income	309,127	354,458	346,005	277,375	1,286,965
Noninterest expense	355,784	364,133	367,365	325,189	1,412,471
Income before income taxes	53,120	85,505	50,161	42,619	231,405
Income tax expense	17,582	33,017	18,439	14,423	83,461
Net income	35,538	52,488	31,722	28,196	147,944
Less: Net income attributable to noncontrolling interest	217	556	648	629	2,050
Income attributable to Hilltop	$35,321	$51,932	$31,074	$27,567	$145,894

Earnings per common share:
Basic	$0.36	$0.53	$0.32	$0.28	$1.48
Diluted	$0.36	$0.53	$0.32	$0.28	$1.48

Cash dividends declared per common share	$0.06	$—	$—	$—	$0.06

35. Subsequent Event

On February 13, 2018, the Company entered into a definitive agreement to acquire privately-held, Houston-based The Bank of River Oaks (“BORO”) in an all-cash transaction. Under the terms of the definitive agreement, the Company has agreed to pay cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. As of December 31, 2017, BORO had unaudited total assets,  gross loans and deposits of approximately $454 million, $344 million and $406 million, respectively.  The transaction is subject to customary closing conditions, including regulatory approvals and approval by shareholders of BORO, and is expected to close during the third quarter of 2018.

Schedule I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					December 31, 2017
						Total of
						Incurred
						But Not
						Reported
						Reserves Plus	Cumulative
	December 31, 2017					Development	Number of
Accident	2013	2014	2015	2016	2017	On Reported	Reported
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Claims	Claims
2013	$107,793	$108,951	$111,006	$111,011	$111,121	$8	15,687
2014		83,784	85,037	84,221	84,074	119	13,099
2015			89,646	88,477	87,262	591	15,016
2016				84,771	85,189	2,622	21,277
2017					88,079	4,282	20,927
					$455,725

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	December 31, 2017
Accident	2013	2014	2015	2016	2017
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2013	$94,238	$104,938	$108,099	$109,662	$110,813
2014		70,831	79,713	81,684	83,346
2015			71,820	82,940	85,507
2016				71,543	81,682
2017					77,855
Total					$439,203
All outstanding reserves prior to 2013, net of reinsurance					948
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance					$17,470