Form 10-Q
period 2018-03-31
Hilltop Holdings Inc.
filed 2018-04-26
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant's common stock outstanding at April 26, 2018 was 96,064,044.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$470,127	$486,977
Federal funds sold	400	405
Securities purchased under agreements to resell	244,978	186,537
Assets segregated for regulatory purposes	198,170	186,578
Securities:
Trading, at fair value	756,151	730,685
Available for sale, at fair value (amortized cost of $819,113 and $748,255, respectively)	806,583	744,319
Held to maturity, at amortized cost (fair value of $344,593 and $349,939, respectively)	356,452	355,849
Equity, at fair value	20,876	21,241
	1,940,062	1,852,094

Loans held for sale	1,409,634	1,715,357
Non-covered loans, net of unearned income	6,216,809	6,273,669
Allowance for non-covered loan losses	(60,371)	(60,957)
Non-covered loans, net	6,156,438	6,212,712

Covered loans, net of allowance of $2,823 and $2,729, respectively	167,781	179,400
Broker-dealer and clearing organization receivables	1,660,720	1,464,378
Premises and equipment, net	173,637	177,577
FDIC indemnification asset	25,458	29,340
Covered other real estate owned	35,777	36,744
Other assets	576,567	549,447
Goodwill	251,808	251,808
Other intangible assets, net	34,569	36,432
Total assets	$13,346,126	$13,365,786

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,565,825	$2,411,849
Interest-bearing	5,393,897	5,566,270
Total deposits	7,959,722	7,978,119

Broker-dealer and clearing organization payables	1,504,172	1,287,563
Short-term borrowings	1,064,325	1,206,424
Securities sold, not yet purchased, at fair value	255,551	232,821
Notes payable	202,700	208,809
Junior subordinated debentures	67,012	67,012
Other liabilities	367,188	470,231
Total liabilities	11,420,670	11,450,979
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 96,048,067 and 95,982,184 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	960	960
Additional paid-in capital	1,526,867	1,526,369
Accumulated other comprehensive income (loss)	(9,698)	(394)
Retained earnings	404,260	384,545
Deferred compensation employee stock trust, net	857	848
Employee stock trust (11,217 and 11,672 shares, at cost, respectively)	(254)	(247)
Total Hilltop stockholders' equity	1,922,992	1,912,081
Noncontrolling interests	2,464	2,726
Total stockholders' equity	1,925,456	1,914,807
Total liabilities and stockholders' equity	$13,346,126	$13,365,786

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans, including fees	$99,944	$89,991
Securities borrowed	16,300	8,053
Securities:
Taxable	10,953	6,600
Tax-exempt	1,772	1,244
Other	4,391	2,353
Total interest income	133,360	108,241

Interest expense:
Deposits	8,675	4,690
Securities loaned	13,739	6,340
Short-term borrowings	4,043	1,418
Notes payable	2,497	2,814
Junior subordinated debentures	822	711
Other	164	168
Total interest expense	29,940	16,141

Net interest income	103,420	92,100
Provision (recovery) for loan losses	(1,807)	1,705
Net interest income after provision (recovery) for loan losses	105,227	90,395

Noninterest income:
Net gains from sale of loans and other mortgage production income	105,767	124,150
Mortgage loan origination fees	20,626	19,556
Securities commissions and fees	39,383	39,057
Investment and securities advisory fees and commissions	17,625	22,202
Net insurance premiums earned	34,315	36,140
Other	17,427	30,334
Total noninterest income	235,143	271,439

Noninterest expense:
Employees' compensation and benefits	182,600	186,886
Occupancy and equipment, net	27,830	27,293
Professional services	24,704	25,045
Loss and loss adjustment expenses	15,532	21,700
Other	57,536	59,568
Total noninterest expense	308,202	320,492

Income before income taxes	32,168	41,342
Income tax expense	7,488	15,035

Net income	24,680	26,307
Less: Net income (loss) attributable to noncontrolling interest	239	(127)
Income attributable to Hilltop	$24,441	$26,434

Earnings per common share:
Basic	$0.25	$0.27
Diluted	$0.25	$0.27

Cash dividends declared per common share	$0.07	$0.06

Weighted average share information:
Basic	95,985	98,441
Diluted	96,146	98,757

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$24,680	$26,307
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $(1,893) and $231, respectively	(6,703)	412
Comprehensive income	17,977	26,719
Less: comprehensive income (loss) attributable to noncontrolling interest	239	(127)

Comprehensive income applicable to Hilltop	$17,738	$26,846

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2016	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	26,434	—	—	—	26,434	(127)	26,307
Other comprehensive income	—	—	—	412	—	—	—	—	412	—	412
Stock-based compensation expense	—	—	2,577	—	—	—	—	—	2,577	—	2,577
Common stock issued to board members	3	—	105	—	—	—	—	—	105	—	105
Issuance of common stock related to share-based awards, net	122	2	(1,031)	—	—	—	—	—	(1,029)	—	(1,029)
Repurchases of common stock	(262)	(3)	(4,199)	—	(3,003)	—	—	—	(7,205)	—	(7,205)
Dividends on common stock ($0.06 per share)	—	—	—	—	(5,802)	—	—	—	(5,802)	—	(5,802)
Deferred compensation plan	—	—	—	—	—	(10)	—	9	(1)	—	(1)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(575)	(575)
Balance, March 31, 2017	98,407	$984	$1,570,329	$897	$313,197	$893	15	$(300)	$1,886,000	$3,309	$1,889,309

Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	24,441	—	—	—	24,441	239	24,680
Other comprehensive loss	—	—	—	(6,703)	—	—	—	—	(6,703)	—	(6,703)
Stock-based compensation expense	—	—	2,164	—	—	—	—	—	2,164	—	2,164
Common stock issued to board members	5	—	124	—	—	—	—	—	124	—	124
Issuance of common stock related to share-based awards, net	129	1	(693)	—	—	—	—	—	(692)	—	(692)
Repurchases of common stock	(68)	(1)	(1,097)	—	(608)	—	—	—	(1,706)	—	(1,706)
Dividends on common stock ($0.07 per share)	—	—	—	—	(6,719)	—	—	—	(6,719)	—	(6,719)
Deferred compensation plan	—	—	—	—	—	9	(1)	(7)	2	—	2
Adoption of accounting standards (Note 2)	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(501)	(501)
Balance, March 31, 2018	96,048	$960	$1,526,867	$(9,698)	$404,260	$857	11	$(254)	$1,922,992	$2,464	$1,925,456

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$24,680	$26,307
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	(1,807)	1,705
Depreciation, amortization and accretion, net	1,577	(1,031)
Net change in fair value of equity securities	572	—
Deferred income taxes	(534)	1,531
Other, net	2,590	1,990
Net change in securities purchased under agreements to resell	(58,441)	(23,798)
Net change in assets segregated for regulatory purposes	(11,592)	14,598
Net change in trading securities	(25,466)	(107,766)
Net change in broker-dealer and clearing organization receivables	(164,957)	(39,422)
Net change in FDIC indemnification asset	—	19,424
Net change in other assets	(2,949)	(8,702)
Net change in broker-dealer and clearing organization payables	217,443	110,694
Net change in other liabilities	(108,306)	(104,858)
Net change in securities sold, not yet purchased	22,730	(9,696)
Proceeds from sale of mortgage servicing rights asset	—	17,499
Net gains from sales of loans	(105,767)	(124,150)
Loans originated for sale	(3,021,516)	(2,939,349)
Proceeds from loans sold	3,405,633	3,514,340
Net cash provided by operating activities	173,890	349,316
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	14,095	15,152
Proceeds from sales, maturities and principal reductions of securities available for sale	44,925	83,048
Proceeds from sales, maturities and principal reductions of equity securities	15	—
Purchases of securities held to maturity	(14,848)	(831)
Purchases of securities available for sale	(116,393)	(240,757)
Purchases of equity securities	(217)	—
Net change in loans	48,859	57,902
Purchases of premises and equipment and other assets	(4,271)	(4,951)
Proceeds from sales of premises and equipment and other real estate owned	4,487	11,438
Net cash received from Federal Home Loan Bank and Federal Reserve Bank stock	9,716	34,953
Net cash used in investing activities	(13,632)	(44,046)
Financing Activities
Net change in deposits	(19,231)	245,777
Net change in short-term borrowings	(142,099)	(663,512)
Proceeds from notes payable	69,808	72,382
Payments on notes payable	(75,799)	(65,573)
Payments to repurchase common stock	(1,706)	(7,205)
Dividends paid on common stock	(6,719)	(5,802)
Net cash distributed to noncontrolling interest	(501)	(575)
Taxes paid on employee stock awards netting activity	(689)	(838)
Other, net	(177)	(356)
Net cash used in financing activities	(177,113)	(425,702)

Net change in cash and cash equivalents	(16,855)	(120,432)
Cash and cash equivalents, beginning of period	487,382	690,764
Cash and cash equivalents, end of period	$470,527	$570,332

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$28,294	$14,407
Cash paid for income taxes, net of refunds	$542	$1,262
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$2,496	$1,945
Additions to mortgage servicing rights	$6,661	$1,224

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

Hilltop owns 100% of the outstanding stock of PCC. PCC owns 100% of the outstanding stock of the Bank and 100% of the membership interest in Hilltop Opportunity Partners LLC, formerly known as PlainsCapital Equity, LLC, a merchant bank utilized to facilitate investments in companies engaged in non-financial activities. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”).

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds an ownership interest in and is the managing member of certain affiliated business arrangements (“ABAs”).

PCC also owns 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) because the primary beneficiaries of the Trusts are not within the consolidated group.

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Hilltop Securities Independent Network Inc. (“HTS Independent Network”) (collectively, the “Hilltop Broker-Dealers”) and First Southwest Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the SEC and Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC is a registered investment adviser under the Investment Advisers Act of 1940.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation, including reclassifications due to the adoption of new accounting pronouncements. In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2017 Form 10-K. The Company has updated its accounting policies related to securities as a result of the adoption of Accounting Standards Update (“ASU”) 2016-01 as presented below.

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

Debt securities held but not intended to be held to maturity or on a long-term basis are classified as available for sale. Securities included in this category are those that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Debt securities available for sale are carried at fair value. Unrealized holding gains and losses on debt securities available for sale, net of taxes, are reported in other comprehensive income (loss) until realized. Premiums and discounts are recognized in interest income using the effective interest method and consider any optionality that may be embedded in the security.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Equity securities are carried at fair value, with changes in fair value reflected in the consolidated statements of operations. Equity securities that do not have readily determinable fair values are initially recorded at cost and are remeasured when there is (i) an observable transaction involving the same investment, (ii) an observable transaction involving a similar investment from the same issuer or (iii) an impairment. These remeasurements are reflected in the consolidated statements of operations.

Purchases and sales (and related gain or loss) of securities are recorded on the trade date, based on specific identification. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the other-than-temporary impairment (“OTTI”) is related to credit losses. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss). In estimating OTTI, management considers in developing its best estimate of cash flows, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the historic and implied volatility of the security, (iv) failure of the issuer to make scheduled interest payments and (v) changes to the rating of the security by a rating agency.

2. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In February 2018, FASB issued ASU 2018-02 to help organizations address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”). The amendment provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the changes in the U.S. federal corporate income tax rate in the Tax Legislation (or portion thereof) is recorded. The amendment also includes disclosure requirements regarding the issuer’s accounting policy for releasing income tax effects from AOCI. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. As permitted within the amendment, the Company elected to early adopt and apply the provisions of this amendment as of January 1, 2018. The adoption of the amendment resulted in a reclassification of $0.1 million from AOCI to retained earnings, representing an increase to retained earnings. This reclassification is included within the adoption of accounting standards line item in the consolidated statements of stockholders’ equity.

In May 2017, FASB issued ASU 2017-09 which provides clarity and reduces both diversity in practice and cost and complexity associated with changes to the terms or conditions of a share-based payment award and, specifically, which changes require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the amendments as of January 1, 2018, which did not have a significant effect on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-01 which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the prospective method. The Company adopted the amendment as of January 1, 2018 and will prospectively apply its provisions.

In November 2016, FASB issued ASU 2016-18 which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We have adopted the requirements of the new standard as of January 1, 2018. The adoption of this ASU had no impact on our consolidated statements of cash flows.

In October 2016, FASB issued ASU No. 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendment was effective for annual periods, and interim reporting periods within those annual periods, beginning after

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 15, 2017, using the modified retrospective transition method. The Company adopted the amendment as of January 1, 2018, which did not have a significant effect on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU 2016-15 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 using a retrospective transition method. The Company adopted the amendments as of January 1, 2018, which did not have a significant effect on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01 related to financial instruments and subsequently issued technical corrections to the amendment in ASU 2018-03. The amendments require that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The amendments also impact financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments and modify the required process used to evaluate deferred tax assets on available for sale securities. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the amendments as of January 1, 2018, which resulted in $21.2 million of securities being reclassified from available for sale to equity within the consolidated balance sheet consistent with the provisions of the amendments, while certain other equity investments of $37.7 million are included in other assets within the consolidated balance sheets at March 31, 2018. The adoption of the amendments also resulted in $2.5 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. This reclassification is included within the adoption of accounting standards line item in the consolidated statement of stockholders’ equity. All subsequent changes in fair value related to these equity investments will be recognized in net income. Additionally, the enhanced disclosures required by the amendments are included within the notes to the consolidated financial statements, including the disclosure of the fair value of the loan portfolio using an exit price method instead of the prior discounted cash flow method. These disclosure changes did not have a significant effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year, to clarify the principles for recognizing revenue from contracts with customers. The FASB has subsequently issued several amendments to the standard, including clarification of principal versus agent considerations, narrow scope improvements and other technical corrections, all of which are codified in ASC 606, Revenue from Contracts with Customers. The amendments outline a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendments also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and have been adopted as of January 1, 2018 using the modified, cumulative-effect approach wherein the guidance is applied only to existing contracts as of the date of initial application and to new contracts entered into thereafter. Revenue from the Company’s mortgage origination and insurance segments are not in the scope of the new guidance, while certain revenue from contracts with customers within the broker-dealer and banking segments are subject to the new guidance. There were no material changes to the revenue recognition policies of the banking segment upon adoption.

The revenue recognition policies within the Company’s broker-dealer segment were affected upon adoption of ASC 606. Specifically, the new guidance required changes to the principal versus agent conclusion for certain advisory and underwriting revenues and expenses which, as of January 1, 2018, are recorded on a gross basis while legacy guidance required these revenues to be recognized net of the related expenses. Conversely, certain contract costs related to clearing and retail operations are now netted against the revenues while the legacy guidance required these revenues and expenses to be recognized on a gross basis. These changes did not have a material effect on the Company’s consolidated financial statements during the three months ended March 31, 2018. As the measurement and timing of revenue

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

recognition was not affected for any of the Company’s revenue streams, the implementation of the new guidance had no impact on opening retained earnings as of January 1, 2018.

The Company’s broker-dealer segment has six primary lines of business: (i) public finance, (ii) capital markets, (iii) retail, (iv) structured finance, (v) clearing services and (vi) securities lending. Revenue from contracts with customers subject to the guidance in ASC 606 from the broker-dealer segment is included within the securities commissions and fees and investment and securities advisory fees and commissions line items within the consolidated statements of operations. Commissions and fees revenue is generally recognized at a point in time upon the delivery of contracted services based on a predefined contractual amount or on the trade date for trade execution services based on prevailing market prices and internal and regulatory guidelines.

The Company’s banking segment has three primary lines of business: (i) business banking, (ii) personal banking and (iii) wealth and investment management. Revenue from contracts with customers subject to the guidance in ASC 606 from the banking segment (certain retail and trust fees) is included within the other noninterest income line item within the consolidated statements of operations. Retail and trust fees are generally recognized at the time the related transaction occurs or when services are completed. Fees are based on the dollar amount of the transaction or are otherwise predefined in contracts associated with each customer account depending on the type of account and services provided.

Accounting Standards Issued But Not Yet Adopted

In August 2017, FASB issued ASU 2017-12 which provides targeted improvements to accounting for hedging activities. The purpose of the amendment is to better align a company’s risk management activities with its financial reporting for hedging relationships, to simplify the hedge accounting requirements and to improve the disclosures of hedging arrangements. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and all transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The Company has not historically applied hedge accounting to its derivative transactions. However, the Company is currently evaluating the provisions of the amendment and the impact, if any, on its future consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the provisions of the new standard early. The Company’s cross-functional team has begun the implementation of new credit forecasting models and a credit scoring system that will be utilized to estimate the likelihood of default and loss severity at the individual loan level as a part of its credit loss estimation methodology in accordance with the new standard. In addition, the Company continues to identify and assess key interpretive policy issues, as well as design and build new or modified policies and procedures that will be used to calculate its credit loss reserves. The magnitude of the change in allowance for loan losses upon adoption will depend on, among other things, the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.

In February 2016, FASB issued ASU 2016-02 related to leases. The new standard is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company’s implementation efforts are ongoing,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

including the installation of an enhanced technology solution, which will aid in determining the magnitude of the increases in assets and liabilities and their impact on the consolidated financial statements. The Company expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to predominantly all of the future minimum lease payments required under operating leases as disclosed in Note 18 to the consolidated financial statements in the 2017 Form 10-K. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2018 and December 31, 2017, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.28 billion and $1.58 billion, respectively, and the unpaid principal balance of those loans was $1.24 billion and $1.53 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

The Company holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs. Those inputs include quotes from mortgage loan investors and derivatives

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

dealers and data from independent pricing services. The fair value of loans held for sale is determined using an exit price method.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2018	Inputs	Inputs	Inputs	Fair Value
Trading securities	$753	$755,398	$—	$756,151
Available for sale securities	—	806,583	—	806,583
Equity securities	20,876	—	—	20,876
Loans held for sale	—	1,234,974	43,483	1,278,457
Derivative assets	—	51,432	—	51,432
MSR asset	—	—	63,957	63,957
Securities sold, not yet purchased	199,400	56,151	—	255,551
Derivative liabilities	—	25,157	—	25,157

	Level 1	Level 2	Level 3	Total
December 31, 2017	Inputs	Inputs	Inputs	Fair Value
Trading securities	$3,329	$727,356	$—	$730,685
Available for sale securities	—	744,319	—	744,319
Equity securities	21,241	—	—	21,241
Loans held for sale	—	1,544,631	36,972	1,581,603
Derivative assets	—	34,150	—	34,150
MSR asset	—	—	54,714	54,714
Securities sold, not yet purchased	156,586	76,235	—	232,821
Derivative liabilities	—	13,197	—	13,197

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2018
Loans held for sale	$36,972	$12,479	$(3,975)	$(1,993)	$—	$43,483
MSR asset	54,714	6,661	—	2,582	—	63,957
Total	$91,686	$19,140	$(3,975)	$589	$—	$107,440

Three months ended March 31, 2017
Loans held for sale	35,801	7,828	(10,701)	(2,714)	—	30,214
MSR asset	61,968	1,224	(17,499)	(120)	—	45,573
Total	$97,769	$9,052	$(28,200)	$(2,834)	$—	$75,787

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2018.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Inputs	(Weighted-Average)
Loans held for sale	Discounted cash flows / Market comparable	Projected price	95	-	97%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			9.62%
		Discount rate			10.99%

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

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(14,880)	$—	$(14,880)	$8,862	$—	$8,862
MSR asset	2,582	—	2,582	(120)	—	(120)

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports individually impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. Purchased credit impaired (“PCI”) loans with a fair value of $172.9 million, $822.8 million and $73.5 million were acquired by the Company upon completion of the merger with PCC (the “PlainsCapital Merger”), the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”), and the acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the "SWS Merger"), whereby SWS’s banking subsidiary, Southwest Securities, FSB, was merged into the Bank, respectively (collectively, the “Bank Transactions”). Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At March 31, 2018, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	80%	40%	67%
Weighted average loss severity rate	67%	17%	28%
Weighted average prepayment speed	0%	6%	0%

At March 31, 2018, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 53%, 7% and 19%, respectively.

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 inputs. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At March 31, 2018 and December 31, 2017, the estimated fair value of covered OREO was $35.8 million and $36.7 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The fair value of non-covered OREO at March 31, 2018 and December 31, 2017 was $2.6 million and $3.9 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31,
March 31, 2018	Inputs	Inputs	Inputs	Fair Value	2018	2017
Non-covered impaired loans	$—	$—	$20,358	$20,358	$(25)	$(196)
Covered impaired loans	—	—	74,337	74,337	(98)	(366)
Non-covered other real estate owned	—	—	—	—	(51)	(15)
Covered other real estate owned	—	16,739	—	16,739	(1,055)	(1,192)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. In accordance with ASU 2016-01, effective January 1, 2018, the fair values of non-covered and covered loans are measured using an exit price method. There have been no other changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 3 to the consolidated financial statements included in the Company’s 2017 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2018	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$470,527	$470,527	$—	$—	$470,527
Securities purchased under agreements to resell	244,978	—	244,978	—	244,978
Assets segregated for regulatory purposes	198,170	198,170	—	—	198,170
Held to maturity securities	356,452	—	344,593	—	344,593
Loans held for sale	131,177	—	131,177	—	131,177
Non-covered loans, net	6,156,438	—	546,504	5,711,000	6,257,504
Covered loans, net	167,781	—	—	250,305	250,305
Broker-dealer and clearing organization receivables	1,660,720	—	1,660,720	—	1,660,720
FDIC indemnification asset	25,458	—	—	18,597	18,597
Other assets	64,475	—	59,605	120	59,725

Financial liabilities:
Deposits	7,959,722	—	7,948,553	—	7,948,553
Broker-dealer and clearing organization payables	1,504,172	—	1,504,172	—	1,504,172
Short-term borrowings	1,064,325	—	1,064,325	—	1,064,325
Debt	269,712	—	267,415	—	267,415
Other liabilities	6,449	—	6,449	—	6,449

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2017	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$487,382	$487,382	$—	$—	$487,382
Securities purchased under agreements to resell	186,537	—	186,537	—	186,537
Assets segregated for regulatory purposes	186,578	186,578	—	—	186,578
Held to maturity securities	355,849	—	349,939	—	349,939
Loans held for sale	133,754	—	133,754	—	133,754
Non-covered loans, net	6,212,712	—	577,889	5,828,868	6,406,757
Covered loans, net	179,400	—	—	269,386	269,386
Broker-dealer and clearing organization receivables	1,464,378	—	1,464,378	—	1,464,378
FDIC indemnification asset	29,340	—	—	20,122	20,122
Other assets	64,862	—	59,053	5,809	64,862

Financial liabilities:
Deposits	7,978,119	—	7,973,101	—	7,973,101
Broker-dealer and clearing organization payables	1,287,563	—	1,287,563	—	1,287,563
Short-term borrowings	1,206,424	—	1,206,424	—	1,206,424
Debt	275,821	—	289,719	—	289,719
Other liabilities	4,795	—	4,795	—	4,795

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company held equity investments other than securities of $37.7 and $38.7 million at March 31, 2018 and December 31, 2017, respectively, which are included within other assets in the consolidated balance sheets. Of the $37.7 million held at March 31, 2018, $21.9 million do not have readily determinable fair values and are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the three months ended March 31, 2018 (in thousands).

Three months ended,
March 31, 2018
Balance, beginning of period	$22,946
Impairments and downward adjustments	(1,312)
Upward adjustments	272
Balance, end of period	$21,906

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2018	2017
U.S. Treasury securities	$751	$—
U.S. government agencies:
Bonds	51,229	52,078
Residential mortgage-backed securities	430,889	372,817
Commercial mortgage-backed securities	8,962	6,125
Collateralized mortgage obligations	12,907	5,122
Corporate debt securities	83,233	96,182
States and political subdivisions	114,421	170,413
Unit investment trusts	47,767	22,612
Private-label securitized product	2,525	1,631
Other	3,467	3,705
Totals	$756,151	$730,685

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $255.6 million and $232.8 million at March 31, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$33,642	$13	$(118)	$33,537
U.S. government agencies:
Bonds	86,186	551	(644)	86,093
Residential mortgage-backed securities	301,658	292	(7,682)	294,268
Commercial mortgage-backed securities	11,874	47	(192)	11,729
Collateralized mortgage obligations	261,406	172	(5,810)	255,768
Corporate debt securities	64,848	596	(297)	65,147
States and political subdivisions	59,499	766	(224)	60,041
Totals	$819,113	$2,437	$(14,967)	$806,583

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$24,665	$107	$(103)	$24,669
U.S. government agencies:
Bonds	96,177	829	(366)	96,640
Residential mortgage-backed securities	246,707	538	(3,740)	243,505
Commercial mortgage-backed securities	11,966	105	(48)	12,023
Collateralized mortgage obligations	237,848	106	(4,142)	233,812
Corporate debt securities	66,868	1,819	(25)	68,662
States and political subdivisions	64,024	1,099	(115)	65,008
Totals	$748,255	$4,603	$(8,539)	$744,319

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2018	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$39,016	$—	$(1,823)	$37,193
Residential mortgage-backed securities	25,150	—	(328)	24,822
Commercial mortgage-backed securities	73,210	26	(1,903)	71,333
Collateralized mortgage obligations	165,513	—	(5,947)	159,566
States and political subdivisions	53,563	67	(1,951)	51,679
Totals	$356,452	$93	$(11,952)	$344,593

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$39,015	$—	$(1,188)	$37,827
Residential mortgage-backed securities	16,130	44	—	16,174
Commercial mortgage-backed securities	71,373	241	(735)	70,879
Collateralized mortgage obligations	173,928	19	(3,969)	169,978
States and political subdivisions	55,403	437	(759)	55,081
Totals	$355,849	$741	$(6,651)	$349,939

Additionally, the Company had unrealized net gains of $1.0 million and $1.6 million from equity securities with fair values of $20.9 million and $21.2 million held at March 31, 2018 and December 31, 2017, respectively. The Company recognized net losses of $0.6 million during the three months ended March 31, 2018, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2018, net gains recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale, held to maturity and equity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2018			December 31, 2017
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	6	$25,408	$89	6	$15,449	$69
Unrealized loss for twelve months or longer	3	3,153	29	1	4,150	34
	9	28,561	118	7	19,599	103
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	9	73,180	644	10	83,476	366
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	9	73,180	644	10	83,476	366
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	19	155,646	3,599	15	121,968	820
Unrealized loss for twelve months or longer	10	80,384	4,083	11	93,358	2,920
	29	236,030	7,682	26	215,326	3,740
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	8,747	192	1	5,048	48
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	8,747	192	1	5,048	48
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	22	113,477	1,822	16	90,886	819
Unrealized loss for twelve months or longer	18	93,836	3,988	17	80,492	3,323
	40	207,313	5,810	33	171,378	4,142
Corporate debt securities:
Unrealized loss for less than twelve months	14	29,326	297	1	5,073	25
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	14	29,326	297	1	5,073	25
States and political subdivisions:
Unrealized loss for less than twelve months	20	11,222	189	9	6,981	97
Unrealized loss for twelve months or longer	7	2,400	35	9	2,876	18
	27	13,622	224	18	9,857	115
Total available for sale:
Unrealized loss for less than twelve months	92	417,006	6,832	58	328,881	2,244
Unrealized loss for twelve months or longer	38	179,773	8,135	38	180,876	6,295
	130	$596,779	$14,967	96	$509,757	$8,539

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	March 31, 2018			December 31, 2017
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	$5,743	$257	1	$5,950	$50
Unrealized loss for twelve months or longer	3	31,449	1,566	3	31,877	1,138
	4	37,192	1,823	4	37,827	1,188
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	4	24,822	328	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	24,822	328	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	13	54,085	1,211	7	39,396	271
Unrealized loss for twelve months or longer	2	12,349	692	2	12,659	464
	15	66,434	1,903	9	52,055	735
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	11	35,120	654	10	37,064	264
Unrealized loss for twelve months or longer	14	124,446	5,293	12	128,270	3,705
	25	159,566	5,947	22	165,334	3,969
States and political subdivisions:
Unrealized loss for less than twelve months	60	26,023	439	22	11,079	71
Unrealized loss for twelve months or longer	46	17,764	1,512	46	18,598	688
	106	43,787	1,951	68	29,677	759
Total held to maturity:
Unrealized loss for less than twelve months	89	145,793	2,889	40	93,489	656
Unrealized loss for twelve months or longer	65	186,008	9,063	63	191,404	5,995
	154	$331,801	$11,952	103	$284,893	$6,651
Equity
Common and preferred stock:
Unrealized loss for less than twelve months	—	—	—	1	944	13
Unrealized loss for twelve months or longer	—	—	—	1	6,800	103
	—	$—	$—	2	$7,744	$116

During the three months ended March 31, 2018 and 2017, the Company did not record any OTTI. While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant recording any OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend to sell, nor does the Company believe that it is likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2018 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$101,940	$101,919	$2,255	$2,253
Due after one year through five years	95,039	94,840	3,123	3,116
Due after five years through ten years	27,646	27,948	26,768	25,645
Due after ten years	19,550	20,111	60,433	57,858
	244,175	244,818	92,579	88,872

Residential mortgage-backed securities	301,658	294,268	25,150	24,822
Collateralized mortgage obligations	261,406	255,768	165,513	159,566
Commercial mortgage-backed securities	11,874	11,729	73,210	71,333
	$819,113	$806,583	$356,452	$344,593

The Company realized net losses of $4.8 million and net gains of $5.9 million from its trading portfolio during the three months ended March 31, 2018 and 2017, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $17.0 million and $6.6 million during the three months ended March 31, 2018 and 2017, respectively. All such realized net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $684.9 million and $738.5 million (with a fair value of $668.8 million and $730.1 million, respectively) at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at March 31, 2018 and December 31, 2017.

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

At both March 31, 2018 and December 31, 2017, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.3 million.

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

	March 31,	December 31,
	2018	2017
Commercial and industrial	$1,650,096	$1,681,205
Real estate	3,051,603	3,011,524
Construction and land development	929,708	962,605
Consumer	38,898	40,446
Broker-dealer (1)	546,504	577,889
	6,216,809	6,273,669
Allowance for non-covered loan losses	(60,371)	(60,957)
Total non-covered loans, net of allowance	$6,156,438	$6,212,712

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of non-covered PCI loans (in thousands).

	March 31,	December 31,
	2018	2017
Carrying amount	$27,891	$37,204
Outstanding balance	41,202	51,064

Changes in the accretable yield for non-covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$7,013	$13,116
Reclassifications from nonaccretable difference, net(1)	642	139
Disposals of loans	(98)	—
Accretion	(1,464)	(1,813)
Balance, end of period	$6,093	$11,442

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $19.2 million at both March 31, 2018 and December 31, 2017.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$16,560	$2,735	$2,643	$5,378	$72
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	25,365	7,465	9,651	17,116	1,031
Secured by residential properties	6,550	540	3,588	4,128	330
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,809	410	853	1,263	199
Consumer	2,150	6	—	6	—
Broker-dealer	—	—	—	—	—
	52,434	11,156	16,735	27,891	1,632
Non-PCI
Commercial and industrial:
Secured	22,347	15,075	2,818	17,893	811
Unsecured	745	525	—	525	—
Real estate:
Secured by commercial properties	14,628	10,040	3,634	13,674	925
Secured by residential properties	1,509	1,086	—	1,086	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	645	—	595	595	85
Consumer	159	52	—	52	—
Broker-dealer	—	—	—	—	—
	40,048	26,778	7,047	33,825	1,821
	$92,482	$37,934	$23,782	$61,716	$3,453

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$19,752	$3,610	$2,489	$6,099	$89
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	34,598	7,583	12,092	19,675	1,391
Secured by residential properties	12,600	5,307	4,558	9,865	325
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,001	428	1,010	1,438	215
Consumer	2,377	12	115	127	18
Broker-dealer	—	—	—	—	—
	71,328	16,940	20,264	37,204	2,038
Non-PCI
Commercial and industrial:
Secured	23,666	15,308	2,072	17,380	365
Unsecured	761	616	—	616	—
Real estate:
Secured by commercial properties	15,504	10,934	3,686	14,620	932
Secured by residential properties	1,596	1,177	—	1,177	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	653	—	611	611	93
Consumer	162	56	—	56	—
Broker-dealer	—	—	—	—	—
	42,357	28,091	6,369	34,460	1,390
	$113,685	$45,031	$26,633	$71,664	$3,428

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2018	2017
Commercial and industrial:
Secured	$23,375	$15,215
Unsecured	571	852
Real estate:
Secured by commercial properties	32,543	38,337
Secured by residential properties	8,128	11,436
Construction and land development:
Residential construction loans	—	14
Commercial construction loans and land development	1,954	3,784
Consumer	121	520
Broker-dealer	—	—
	$66,692	$70,158

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2018	2017
Commercial and industrial:
Secured	$20,243	$20,262
Unsecured	525	616
Real estate:
Secured by commercial properties	13,674	14,620
Secured by residential properties	1,512	1,614
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	595	611
Consumer	52	56
Broker-dealer	—	—
	$36,601	$37,779

At March 31, 2018 and December 31, 2017, non-covered non-accrual loans included non-covered PCI loans of $2.8 million and $3.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $2.8 million and $2.7 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at March 31, 2018 and December 31, 2017, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was nominal during the three months ended March 31, 2018 and $0.3 million during the three months ended March 31, 2017. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Bank did not grant any TDRs during the three months ended March 31, 2018. Information regarding TDRs granted during the three months ended March 31, 2017 is shown in the following table (dollars in thousands). At March 31, 2018 and December 31, 2017, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Three Months Ended March 31, 2017
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,357	$1,342
Unsecured	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,470
Secured by residential properties	—	—	—
Construction and land development:
Residential construction loans	—	—	—
Commercial construction loans and land development	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
	2	$2,838	$2,812

All of the non-covered loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured non-covered loans during the three months ended March 31, 2018 or 2017.

The following table presents information regarding TDRs granted during the twelve months preceding March 31, 2018 and 2017, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding March 31, 2018			Twelve Months Preceding March 31, 2017
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	—	$—	$—
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	1	1,481	1,470
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	1	655	595	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	1	$655	$595	1	$1,481	$1,470

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Company’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2018	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$3,900	$8,022	$2,816	$14,738	$1,508,386	$5,378	$1,528,502	$1
Unsecured	230	6	—	236	121,358	—	121,594	—
Real estate:
Secured by commercial properties	1,236	—	2,230	3,466	2,271,309	17,116	2,291,891	—
Secured by residential properties	3,322	1,367	1,146	5,835	749,749	4,128	759,712	790
Construction and land development:
Residential construction loans	264	—	—	264	210,469	—	210,733	—
Commercial construction loans and land development	8,003	95	—	8,098	709,614	1,263	718,975	—
Consumer	193	20	—	213	38,679	6	38,898	—
Broker-dealer	—	—	—	—	546,504	—	546,504	—
	$17,148	$9,510	$6,192	$32,850	$6,156,068	$27,891	$6,216,809	$791

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2017	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,060	$312	$5,714	$8,086	$1,544,131	$6,099	$1,558,316	$640
Unsecured	642	—	—	642	122,247	—	122,889	—
Real estate:
Secured by commercial properties	442	—	2,195	2,637	2,213,331	19,675	2,235,643	—
Secured by residential properties	1,490	1,290	418	3,198	762,818	9,865	775,881	—
Construction and land development:
Residential construction loans	315	—	—	315	176,937	—	177,252	—
Commercial construction loans and land development	1,370	101	—	1,471	782,444	1,438	785,353	—
Consumer	194	20	—	214	40,105	127	40,446	—
Broker-dealer	—	—	—	—	577,889	—	577,889	—
	$6,513	$1,723	$8,327	$16,563	$6,219,902	$37,204	$6,273,669	$640

In addition to the non-covered loans shown in the tables above, PrimeLending had $76.8 million and $84.5 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $77.5 million and $85.2 million, respectively) that were 90 days past due and accruing interest at March 31, 2018 and December 31, 2017, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Pass – “Pass” loans present a range of acceptable risks to the Company. Loans that would be considered virtually risk-free are rated Pass – low risk. Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Company are rated Pass – normal risk. Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Company are rated Pass – high risk.

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

March 31, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,448,566	$1,090	$73,468	$5,378	$1,528,502
Unsecured	120,779	—	815	—	121,594
Real estate:
Secured by commercial properties	2,206,232	7,314	61,229	17,116	2,291,891
Secured by residential properties	742,708	2,968	9,908	4,128	759,712
Construction and land development:
Residential construction loans	210,733	—	—	—	210,733
Commercial construction loans and land development	716,985	—	727	1,263	718,975
Consumer	38,743	—	149	6	38,898
Broker-dealer	546,504	—	—	—	546,504
	$6,031,250	$11,372	$146,296	$27,891	$6,216,809

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,483,502	$17,354	$51,361	$6,099	$1,558,316
Unsecured	121,774	—	1,115	—	122,889
Real estate:
Secured by commercial properties	2,154,595	7,647	53,726	19,675	2,235,643
Secured by residential properties	756,091	—	9,925	9,865	775,881
Construction and land development:
Residential construction loans	177,252	—	—	—	177,252
Commercial construction loans and land development	780,905	2,259	751	1,438	785,353
Consumer	40,211	—	108	127	40,446
Broker-dealer	577,889	—	—	—	577,889
	$6,092,219	$27,260	$116,986	$37,204	$6,273,669

Allowance for Loan Losses

The allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. The Company’s analysis of the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

the Receivables and Contingencies Topics of the ASC is described in detail in Note 5 to the consolidated financial statements included in the Company’s 2017 Form 10-K.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended March 31, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$23,674	$28,775	$7,844	$311	$353	$60,957
Provision (recovery) for loan losses	(1,696)	503	(395)	(34)	(276)	(1,898)
Loans charged off	(1,183)	(6)	—	(13)	—	(1,202)
Recoveries on charged off loans	2,474	28	—	12	—	2,514
Balance, end of period	$23,269	$29,300	$7,449	$276	$77	$60,371

	Commercial and		Construction and
Three Months Ended March 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,369	$25,236	$7,002	$424	$155	$54,186
Provision (recovery) for loan losses	475	922	(112)	56	(132)	1,209
Loans charged off	(605)	(82)	(11)	(34)	—	(732)
Recoveries on charged off loans	440	36	—	18	—	494
Balance, end of period	$21,679	$26,112	$6,879	$464	$23	$55,157

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$17,044	$13,415	$595	$—	$—	$31,054
Loans collectively evaluated for impairment	1,627,674	3,016,944	927,850	38,892	546,504	6,157,864
PCI Loans	5,378	21,244	1,263	6	—	27,891
	$1,650,096	$3,051,603	$929,708	$38,898	$546,504	$6,216,809

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$16,819	$13,782	$611	$—	$—	$31,212
Loans collectively evaluated for impairment	1,658,287	2,968,202	960,556	40,319	577,889	6,205,253
PCI Loans	6,099	29,540	1,438	127	—	37,204
	$1,681,205	$3,011,524	$962,605	$40,446	$577,889	$6,273,669

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$811	$925	$85	$—	$—	$1,821
Loans collectively evaluated for impairment	22,386	27,014	7,165	276	77	56,918
PCI Loans	72	1,361	199	—	—	1,632
	$23,269	$29,300	$7,449	$276	$77	$60,371

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$365	$932	$93	$—	$—	$1,390
Loans collectively evaluated for impairment	23,220	26,127	7,536	293	353	57,529
PCI Loans	89	1,716	215	18	—	2,038
	$23,674	$28,775	$7,844	$311	$353	$60,957

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At March 31, 2018, the Bank has recorded a related “true-up” payment accrual of $16.5 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	March 31,	December 31,
	2018	2017
Commercial and industrial	$960	$1,055
Real estate	168,077	179,359
Construction and land development	1,567	1,715
	170,604	182,129
Allowance for covered loans	(2,823)	(2,729)
Total covered loans, net of allowance	$167,781	$179,400

The following table presents the carrying value and the outstanding contractual balance of covered PCI loans (in thousands).

	March 31,	December 31,
	2018	2017
Carrying amount	$79,785	$87,113
Outstanding balance	163,086	179,019

Changes in the accretable yield for covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$91,833	$143,731
Reclassifications from nonaccretable difference, net (1)	6,487	11,406
Transfer of loans to covered OREO (2)	(191)	(118)
Accretion	(10,536)	(12,553)
Balance, end of period	$87,593	$142,466

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

The remaining nonaccretable difference for covered PCI loans was $64.2 million and $72.7 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$3,568	$—	$140	$140	$40
Unsecured	5,583	—	—	—	—
Real estate:
Secured by commercial properties	66,886	2,421	15,290	17,711	1,324
Secured by residential properties	121,757	227	61,703	61,930	1,431
Construction and land development:
Residential construction loans	664	—	—	—	—
Commercial construction loans and land development	10,811	4	—	4	—
	209,269	2,652	77,133	79,785	2,795
Non-PCI
Commercial and industrial:
Secured	44	—	—	—	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	7,183	6,120	—	6,120	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	10	6	—	6	—
	7,237	6,126	—	6,126	—
	$216,506	$8,778	$77,133	$85,911	$2,795

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$3,783	$—	$194	$194	$19
Unsecured	5,732	—	—	—	—
Real estate:
Secured by commercial properties	80,223	2,388	21,171	23,559	1,817
Secured by residential properties	125,361	249	63,107	63,356	861
Construction and land development:
Residential construction loans	672	—	—	—	—
Commercial construction loans and land development	11,118	4	—	4	—
	226,889	2,641	84,472	87,113	2,697
Non-PCI
Commercial and industrial:
Secured	44	—	—	—	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	6,279	5,370	—	5,370	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	18	12	—	12	—
	6,341	5,382	—	5,382	—
	$233,230	$8,023	$84,472	$92,495	$2,697

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2018	2017
Commercial and industrial:
Secured	$167	$1,023
Unsecured	—	236
Real estate:
Secured by commercial properties	20,635	48,965
Secured by residential properties	68,388	75,983
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	13	3,915
	$89,203	$130,122

Covered non-accrual loans are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2018	2017
Commercial and industrial:
Secured	$—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	—	—
Secured by residential properties	5,839	5,087
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	10	17
	$5,849	$5,104

At both March 31, 2018 and December 31, 2017, there were no covered non-accrual loans included in covered PCI loans for which discount accretion had been suspended because the extent and timing of cash flows from these covered PCI loans could no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The Bank did not grant any TDRs during the three months ended March 31, 2018 and 2017. Pooled Loans are not in the scope of the disclosure requirements for TDRs. At March 31, 2018 and December 31, 2017, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

There were no TDRs granted during the twelve months preceding March 31, 2018 or 2017 for which payment was at least 30 days past due.

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
March 31, 2018	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$—	$—	$820	$140	$960	$—
Unsecured	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	146	—	—	146	10,783	17,711	28,640	—
Secured by residential properties	5,119	603	2,905	8,627	68,880	61,930	139,437	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	—	38	—	38	1,525	4	1,567	—
	$5,265	$641	$2,905	$8,811	$82,008	$79,785	$170,604	$—

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2017	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$—	$—	$861	$194	$1,055	$—
Unsecured	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	209	113	—	322	11,472	23,559	35,353	—
Secured by residential properties	5,624	1,211	3,226	10,061	70,589	63,356	144,006	283
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	38	—	—	38	1,673	4	1,715	—
	$5,871	$1,324	$3,226	$10,421	$84,595	$87,113	$182,129	$283

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

March 31, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$405	$—	$415	$140	$960
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	10,124	—	805	17,711	28,640
Secured by residential properties	60,430	350	16,727	61,930	139,437
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,543	—	20	4	1,567
	$72,502	$350	$17,967	$79,785	$170,604

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$429	$—	$432	$194	$1,055
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	10,961	—	833	23,559	35,353
Secured by residential properties	68,544	356	11,750	63,356	144,006
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,649	—	62	4	1,715
	$81,583	$356	$13,077	$87,113	$182,129

The Bank’s impairment methodology for covered loans is consistent with the methodology for non-covered loans, and is discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2017 Form 10-K.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended March 31, 2018	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$24	$2,702	$3	$2,729
Provision (recovery) for loan losses	21	74	(4)	91
Loans charged off	—	—	—	—
Recoveries on charged off loans	—	—	3	3
Balance, end of period	$45	$2,776	$2	$2,823

	Commercial and		Construction and
Three months ended March 31, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$35	$378	$—	$413
Provision (recovery) for loan losses	(17)	513	—	496
Loans charged off	(6)	(160)	—	(166)
Recoveries on charged off loans	4	5	1	10
Balance, end of period	$16	$736	$1	$753

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2018	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	820	88,436	1,563	90,819
PCI Loans	140	79,641	4	79,785
	$960	$168,077	$1,567	$170,604

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	861	92,444	1,711	95,016
PCI Loans	194	86,915	4	87,113
	$1,055	$179,359	$1,715	$182,129

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2018	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	5	21	2	28
PCI Loans	40	2,755	—	2,795
	$45	$2,776	$2	$2,823

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	5	24	3	32
PCI Loans	19	2,678	—	2,697
	$24	$2,702	$3	$2,729

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$36,744	$51,642
Additions to covered OREO	2,495	1,723
Dispositions of covered OREO	(2,407)	(6,799)
Valuation adjustments in the period	(1,055)	(1,192)
Balance, end of period	$35,777	$45,374

During the three months ended March 31, 2018 and 2017, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required. The downward valuations recorded during the three months ended March 31, 2018 and 2017 were related to covered assets subject to the loss-share agreements with the FDIC.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$29,340	$71,313
FDIC Indemnification Asset accretion (amortization)	(3,882)	(3,949)
Transfers to due from FDIC and other	—	(19,424)
Balance, end of period	$25,458	$47,940

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As of March 31, 2018, the Bank had billed $147.8 million to and collected $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$54,714	$61,968
Additions	6,661	1,224
Sales	—	(17,499)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	3,641	857
Due to customer payoffs	(1,059)	(977)
Balance, end of period	$63,957	$45,573

	March 31,	December 31,
	2018	2017
Mortgage loans serviced for others	$5,161,971	$4,762,042
MSR asset as a percentage of serviced mortgage loans	1.24%	1.15%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2018	2017
Weighted average constant prepayment rate	9.62%	10.93%
Weighted average discount rate	10.99%	11.03%
Weighted average life (in years)	7.4	6.9

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2018	2017
Constant prepayment rate:
Impact of 10% adverse change	$(2,086)	$(1,948)
Impact of 20% adverse change	(4,210)	(3,839)
Discount rate:
Impact of 10% adverse change	(2,635)	(2,135)
Impact of 20% adverse change	(5,054)	(4,103)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.8 million and $6.5 million during the three months ended March 31, 2018 and 2017, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2018	2017
Noninterest-bearing demand	$2,565,825	$2,411,849
Interest-bearing:
NOW accounts	1,121,292	1,202,752
Money market	2,278,656	2,222,555
Brokered - money market	11,596	101,624
Demand	402,416	411,771
Savings	232,913	218,812
Time	1,300,296	1,313,482
Brokered - time	46,728	95,274
	$7,959,722	$7,978,119

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2018	2017
Federal funds purchased	$102,575	$101,775
Securities sold under agreements to repurchase	616,750	539,149
Federal Home Loan Bank	—	250,000
Short-term bank loans	345,000	315,500
	$1,064,325	$1,206,424

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

	Three Months Ended March 31,
	2018	2017
Average balance during the period	$678,723	$386,624
Average interest rate during the period	1.50%	0.76%

	March 31,	December 31,
	2018	2017
Average interest rate at end of period	1.39%	1.21%
Securities underlying the agreements at end of period:
Carrying value	$629,999	$581,636
Estimated fair value	$652,535	$598,300

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

	Three Months Ended March 31,
	2018	2017
Average balance during the period	$26,111	$180,000
Average interest rate during the period	2.03%	0.61%

	March 31,	December 31,
	2018	2017
Average interest rate at end of period	0.00%	1.30%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2018 and December 31, 2017 was 2.59% and 2.27%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2018	2017
Senior Notes due April 2025, net of discount of $1,507 and $1,545, respectively	$148,493	$148,455
FHLB notes, net of premium of $281 and $436, respectively, with maturities ranging from April 2018 to June 2030	6,857	19,402
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company line of credit due December 31, 2018	1,000	1,000
Ventures Management lines of credit due January 2019	18,850	12,452
	$202,700	$208,809

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 23.3% and 36.4% during the three months ended March 31, 2018 and 2017, respectively, and approximated the applicable statutory rate for such periods. The decrease in the Company’s effective tax rate was driven by the reduction in the corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Legislation. Certain deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation are considered reasonable estimates as of March 31, 2018 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement of calculations, changes in interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

12. Commitments and Contingencies

Legal Matters

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies based on information currently available, including advice of counsel. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. A portion of the Company’s exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies, the Company does not take into account the availability of insurance coverage, other than that provided by reinsurers in the insurance segment. When it is practicable, the Company estimates loss contingencies for possible litigation and claims, whether or not there is accrued probable loss. When the Company is able to estimate such probably losses, and when it estimates that it is reasonably possible it could incur losses in excess of amounts accrued, the Company is required to make a disclosure of the aggregate estimation. As available information changes, however, the matters for which the Company is able to estimate, as well as the estimate themselves, will be adjusted accordingly.

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

Following completion of Hilltop’s acquisition of SWS, several purported holders of shares of SWS common stock (the “Petitioners”) filed petitions in the Court of Chancery of the State of Delaware (the “Court”) seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law. These petitions were consolidated as In re SWS Group, Inc., C.A. No. 10554-VCG. On May 30, 2017, the Court issued its Memorandum Opinion in the matter.  The Court found the “fair value” of the shares of SWS common stock as of the date of the transaction was $6.38 per share. Accordingly, Hilltop paid cash of $6.38 per share, plus statutory interest from the effective date of the merger until the date of payment, to the Petitioners and the other stockholders of SWS who properly demanded appraisal rights under Delaware law, collectively representing 7,438,453 shares. Each outstanding share of SWS common stock, other than shares held by Hilltop, in treasury by SWS or by stockholders who properly demanded appraisal rights under Delaware law, was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, the aggregate value of which was $6.92 per share of SWS common stock as of the effective date of the merger. The resolution of this matter resulted in 1,856,638 shares of HTH common stock, which had been held in escrow during the pendency of the proceeding, being returned to the Company’s pool of authorized but unissued shares of common stock and a pre-tax net increase to other noninterest income of $11.6 million during the second quarter of 2017. This change in common stock is reflected in repurchases of common stock within the consolidated statements of stockholders’ equity included in the Company’s 2017 Form 10-K. Certain Petitioners filed an appeal to the Court’s Memorandum Opinion. On February 23, 2018, the Delaware Supreme Court affirmed the decision of the lower Court.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

At March 31, 2018 and December 31, 2017, the mortgage origination segment’s indemnification liability reserve totaled $23.3 million and $23.5 million, respectively. The provision for indemnification losses was $0.7 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$33,702	$40,669
Claims made	6,989	8,379
Claims resolved with no payment	(5,861)	(8,098)
Repurchases	(2,089)	(1,461)
Indemnification payments	(420)	(244)
Balance, end of period	$32,321	$39,245

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$23,472	$18,239
Additions for new sales	728	847
Repurchases	(160)	(102)
Early payment defaults	(146)	(69)
Indemnification payments	(117)	(42)
Change in reserves for loans sold in prior years	(445)	79
Balance, end of period	$23,332	$18,952

	March 31,	December 31,
	2018	2017
Reserve for Indemnification Liability:
Specific claims	$652	$646
Incurred but not reported claims	22,680	22,826
Total	$23,332	$23,472

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Other Contingencies

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.  While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.5 million at March 31, 2018 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of March 31, 2018, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As of March 31, 2018, the Bank had billed $184.7 million of covered net losses to the FDIC, of which 80%, or $147.8 million, were reimbursable under the loss-share agreements. As of March 31, 2018, the Bank had received aggregate reimbursements of $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at March 31, 2018 and outstanding financial and performance standby letters of credit of $23.8 million at March 31, 2018.

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

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At March 31, 2018, 1,480,575 shares of common stock remained available for issuance pursuant to awards granted under the 2012 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $2.3 million and $2.7 million during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018 and 2017, Hilltop granted 4,921 and 3,513 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the three months ended March 31, 2018 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2017	1,318	$20.89
Granted	239	$22.38
Vested/Released	(156)	$19.28
Forfeited	(90)	$19.63
Balance, March 31, 2018	1,311	$21.44

Vested/Released RSUs include an aggregate of 27,545 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2018. Pursuant to certain RSU award agreements, an aggregate of 17,481 vested RSUs at March 31, 2018 require deferral of the settlement in shares and statutory tax obligations to a future date.

During the three months ended March 31, 2018, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 215,333 RSUs pursuant to the 2012 Plan. At March 31, 2018, 118,625 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 84,626 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At March 31, 2018, in the aggregate, 1,051,679 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 258,773 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2018, unrecognized compensation expense related to outstanding RSUs of $15.2 million is expected to be recognized over a weighted average period of 1.43 years.

15. Regulatory Matters

Banking and Hilltop

PlainsCapital, which includes the Bank and PrimeLending, and Hilltop are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require PlainsCapital and Hilltop to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company performs reviews of the classification and calculation of risk-weighted assets to ensure accuracy and compliance with the Basel III regulatory capital requirements. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as shown in the table below, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of March 31, 2018, as well as the fully phased-in requirements through 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at March 31, 2018 and December 31, 2017, respectively (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2018
Tier 1 capital (to average assets):
PlainsCapital	$1,171,117	13.01%	4.0%	4.0%	5.0%
Hilltop	1,696,530	13.26%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,171,117	15.39%	6.375%	7.0%	6.5%
Hilltop	1,651,144	18.60%	6.375%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,171,117	15.39%	7.875%	8.5%	8.0%
Hilltop	1,696,530	19.11%	7.875%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,236,129	16.25%	9.875%	10.5%	10.0%
Hilltop	1,742,005	19.63%	9.875%	10.5%	N/A

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017
Tier 1 capital (to average assets):
PlainsCapital	$1,147,527	12.32%	4.0%	4.0%	5.0%
Hilltop	1,688,358	12.94%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	5.75%	7.0%	6.5%
Hilltop	1,639,009	17.71%	5.75%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	7.25%	8.5%	8.0%
Hilltop	1,688,358	18.24%	7.25%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,212,793	15.29%	9.25%	10.5%	10.0%
Hilltop	1,738,325	18.78%	9.25%	10.5%	N/A

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

At March 31, 2018, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$205,540	$3,203
Less: required net capital	10,508	250
Excess net capital	$195,032	$2,953

Net capital as a percentage of aggregate debit items	39.1%
Net capital in excess of 5% aggregate debit items	$179,270

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At March 31, 2018 and December 31, 2017, the Hilltop Broker-Dealers held cash of $198.2 million and $186.6 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2018 or December 31, 2017.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by the HUD and the GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of March 31, 2018, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	March 31,	December 31,
	2018	2017
Capital and surplus:
National Lloyds Insurance Company	$96,037	$93,812
American Summit Insurance Company	23,535	22,778

	Three Months Ended March 31,
	2018	2017
Statutory net income:
National Lloyds Insurance Company	$3,767	$636
American Summit Insurance Company	889	832

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2018, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2018, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

16. Stockholders’ Equity

Dividends

On April 26, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.07 per common share, payable on May 31, 2018, to all common stockholders of record as of the close of business on May 15, 2018.

Stock Repurchase Program

During the three months ended March 31, 2018, the Company paid $1.7 million to repurchase an aggregate of 68,307 shares of common stock at an average price of $24.94 per share. These shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. The Company’s stock repurchase program and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2017 Form 10-K.

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

(Unaudited)

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $10.0 million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivatives decreased $5.2 million and increased $6.3 million during the three months ended March 31, 2018 and 2017, respectively, while the fair values of the Bank’s derivatives increased $0.1 million during both the three months ended March 31, 2018 and 2017.

Derivative positions are presented in the following table (in thousands).

	March 31, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,365,472	$30,023	$850,850	$18,851
Customer-based written options	26,689	88	21,637	38
Customer-based purchased options	26,689	(88)	21,637	(38)
Commitments to purchase MBSs	2,870,882	1,817	2,831,635	(921)
Commitments to sell MBSs	5,186,929	(5,747)	4,963,498	2,972
Interest rate swaps	24,277	182	25,971	51
U.S. Treasury bond futures and options (1)	231,000	—	214,500	—

(1)    Changes in the fair value of these contracts are settled daily with PrimeLending’s counterparty.

PrimeLending had cash collateral advances totaling $0.5 million and $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at March 31, 2018 and December 31, 2017, respectively. In addition, PrimeLending advanced cash collateral totaling $3.2 million on its U.S. Treasury bond futures and options at both March 31, 2018 and December 31, 2017. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2018
Securities borrowed:
Institutional counterparties	$1,614,291	$—	$1,614,291	$(1,569,207)	$—	$45,084

Interest rate options:
Customer counterparties	88	—	88	—	—	88

Interest rate swaps:
Institutional counterparties	182	—	182	(981)	—	(799)

Reverse repurchase agreements:
Institutional counterparties	244,978	—	244,978	(244,649)	—	329

Forward MBS derivatives:
Institutional counterparties	2,260	—	2,260	(2,260)	—	—
	$1,861,799	$—	$1,861,799	$(1,817,097)	$—	$44,702
December 31, 2017
Securities borrowed:
Institutional counterparties	$1,386,821	$—	$1,386,821	$(1,327,536)	$—	$59,285

Interest rate options:
Customer counterparties	38	—	38	—	—	38

Reverse repurchase agreements:
Institutional counterparties	186,537	—	186,537	(186,026)	—	511

Forward MBS derivatives:
Institutional counterparties	3,576	—	3,576	(3,576)	—	—
	$1,576,972	$—	$1,576,972	$(1,517,138)	$—	$59,834

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2018
Securities loaned:
Institutional counterparties	$1,431,009	$—	$1,431,009	$(1,389,899)	$—	$41,110

Interest rate options:
Institutional counterparties	88	—	88	—	—	88

Repurchase agreements:
Institutional counterparties	479,300	—	479,300	(479,300)	—	—
Customer counterparties	137,450	—	137,450	(137,450)	—	—

Forward MBS derivatives:
Institutional counterparties	9,341	(3,152)	6,189	(4,793)	—	1,396
	$2,057,188	$(3,152)	$2,054,036	$(2,011,442)	$—	$42,594
December 31, 2017
Securities loaned:
Institutional counterparties	$1,215,093	$—	$1,215,093	$(1,157,198)	$—	$57,895

Interest rate options:
Institutional counterparties	38	—	38	—	—	38

Interest rate swaps:
Institutional counterparties	35	(86)	(51)	(1,059)	—	(1,110)

Repurchase agreements:
Institutional counterparties	409,058	—	409,058	(409,058)	—	—
Customer counterparties	130,091	—	130,091	(130,091)	—	—

Forward MBS derivatives:
Institutional counterparties	2,696	(1,171)	1,525	(1,295)	—	230
	$1,757,011	$(1,257)	$1,755,754	$(1,698,701)	$—	$57,053

Secured Borrowing Arrangements

Secured Borrowings (Repurchase Agreements)  — The Company participates in transactions involving securities sold under repurchase agreements, which are secured borrowings and generally mature one to thirty days from the transaction date or involve arrangements with no definite termination date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities, which is monitored on a daily basis.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2018 and December 31, 2017.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2018	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$202,782	$—	$—	$—	$202,782
Asset-backed securities	96,144	317,824	—	—	413,968

Securities lending transactions:
Corporate securities	5,041	—	—	—	5,041
Equity securities	1,425,968	—	—	—	1,425,968
Total	$1,729,935	$317,824	$—	$—	$2,047,759

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,047,759
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2017	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$181,915	$—	$—	$—	$181,915
Asset-backed securities	357,234	—	—	—	357,234

Securities lending transactions:
Corporate securities	11,499	—	—	—	11,499
Equity securities	1,203,594	—	—	—	1,203,594
Total	$1,754,242	$—	$—	$—	$1,754,242

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,754,242
Amount related to agreements not included in offsetting disclosure above					$—

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2018	2017
Receivables:
Securities borrowed	$1,614,291	$1,386,821
Securities failed to deliver	30,300	25,491
Trades in process of settlement	—	29,412
Other	16,129	22,654
	$1,660,720	$1,464,378
Payables:
Securities loaned	$1,431,009	$1,215,093
Correspondents	30,319	30,160
Securities failed to receive	27,788	37,864
Trades in process of settlement	7,979	—
Other	7,077	4,446
	$1,504,172	$1,287,563

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	March 31,	December 31,
	2018	2017
Reserve for unpaid losses and allocated LAE balance, net	$18,959	$17,470
Reinsurance recoverables on unpaid losses	8,075	11,495
Unallocated LAE	1,103	1,248
Reserve for unpaid losses and LAE balance, gross	$28,137	$30,213

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

			March 31, 2018
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Three Months Ended March 31, 2018		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2014	83,560	84,049	109	13,173
2015	85,987	87,258	512	15,129
2016	82,291	84,938	2,124	21,438
2017	83,356	89,537	3,273	21,805
2018	5,479	13,002	1,940	2,504
Total	340,673	$358,784
	848	All outstanding reserves prior to 2014, net of reinsurance
	$18,959	Reserve for unpaid losses and allocated LAE, net of reinsurance

21. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2018, total reinsurance recoverables and receivables had a carrying value of $10.7 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at March 31, 2018, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended March 31,
	2018		2017
	Written	Earned	Written	Earned
Premiums from direct business	$33,085	$33,368	$35,795	$37,198
Reinsurance assumed	3,042	3,000	2,869	2,818
Reinsurance ceded	(2,010)	(2,053)	(3,213)	(3,876)
Net premiums	$34,117	$34,315	$35,451	$36,140

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended March 31,
	2018	2017
Losses and LAE incurred	$13,452	$22,302
Reinsurance recoverables	2,080	(602)
Net loss and LAE incurred	$15,532	$21,700

Catastrophic coverage

At March 31, 2018, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million of reinsurance coverage in excess of its $1.5 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8 million is comprised of three layers of protection: $17 million in excess of $8 million retention and/or loss; $30 million in excess of $25 million loss; and $50 million in excess of $55 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At March 31, 2018, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2018, NLC renewed its underlying excess of loss contract that provides $10 million aggregate coverage in excess of NLC’s per event retention of $1.0 million and aggregate retention of $17.5 million for sub-catastrophic events. As of January 1, 2018, NLC retains 17.5% participation in this coverage, up from no participation during 2017.

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

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance and acquisition costs.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$86,638	$12,550	$941	$787	$(2,091)	$4,595	$103,420
Provision (recovery) for loan losses	(1,531)	(276)	—	—	—	—	(1,807)
Noninterest income	10,180	68,547	127,102	35,018	(712)	(4,992)	235,143
Noninterest expense	59,370	77,776	130,704	31,013	9,403	(64)	308,202
Income (loss) before income taxes	$38,979	$3,597	$(2,661)	$4,792	$(12,206)	$(333)	$32,168

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$82,082	$8,488	$(1,882)	$516	$(2,535)	$5,431	$92,100
Provision (recovery) for loan losses	1,837	(132)	—	—	—	—	1,705
Noninterest income	12,411	82,551	143,638	38,311	1	(5,473)	271,439
Noninterest expense	60,814	81,657	131,838	37,013	9,387	(217)	320,492
Income (loss) before income taxes	$31,842	$9,514	$9,918	$1,814	$(11,921)	$175	$41,342

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
March 31, 2018
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,254,316	$3,661,224	$1,614,570	$290,442	$2,085,730	$(3,560,156)	$13,346,126

December 31, 2017
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,558,718	$3,394,911	$1,937,327	$291,639	$2,106,978	$(3,923,787)	$13,365,786

23. Earnings per Common Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted Stock Awards were the only instruments issued by Hilltop which previously qualified as participating securities through August 2017 when these awards vested.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three months ended March 31, 2018, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2018	2017
Basic earnings per share:
Income attributable to Hilltop	$24,441	$26,434
Less: income applicable to participating shares	—	(1)
Net earnings available to Hilltop common stockholders	$24,441	$26,433

Weighted average shares outstanding - basic	95,985	98,441

Basic earnings per common share	$0.25	$0.27

Diluted earnings per share:
Income attributable to Hilltop	$24,441	$26,434

Weighted average shares outstanding - basic	95,985	98,441
Effect of potentially dilutive securities	161	316
Weighted average shares outstanding - diluted	96,146	98,757

Diluted earnings per common share	$0.25	$0.27

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					March 31, 2018
						Total of
						Incurred
						But Not
						Reported
						Reserves Plus	Cumulative
	March 31, 2018					Development	Number of
Accident	2014	2015	2016	2017	2018	On Reported	Reported
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Claims	Claims
2014	$83,784	$85,037	$84,221	$84,074	$84,049	$109	13,173
2015		89,646	88,477	87,262	87,258	512	15,129
2016			84,771	85,189	84,938	2,124	21,438
2017				87,899	89,537	3,273	21,805
2018					13,002	1,940	2,504
					$358,784

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	March 31, 2018
Accident	2014	2015	2016	2017	2018
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2014	$70,831	$79,713	$81,684	$83,346	$83,560
2015		71,820	82,940	85,507	85,987
2016			71,543	81,682	82,291
2017				77,675	83,356
2018					5,479
Total					$340,673
All outstanding reserves prior to 2014, net of reinsurance					848
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance					$18,959

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as Southwest Securities, Inc.), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as SWS Financial Services, Inc.), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make strategic acquisitions, the costs of integration of the operations of acquired businesses, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected losses on covered loans and related reimbursements from or to the Federal Deposit Insurance Corporation (“FDIC”), anticipated amortization of the value of the receivable under our loss-share agreements with the FDIC (“FDIC Indemnification Asset”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans and the outcome of litigation are forward-looking statements.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2018, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” herein and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

During the three months ended March 31, 2018, our net income to common stockholders was $24.4 million, or $0.25 per diluted share. We declared total common dividends of $0.07 per share during the three months ended March 31, 2018, which resulted in a dividend payout ratio of 27.49%. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $1.7 million to repurchase our common stock during the three months ended March 31, 2018.

We reported $32.2 million of consolidated income before income taxes during the three months ended March 31, 2018, including the following contributions from our four reportable business segments.

•	The banking segment contributed $39.0 million of income before income taxes during the three months ended March 31, 2018;
•	The broker-dealer segment contributed $3.6 million of income before income taxes during the three months ended March 31, 2018;
•	The mortgage origination segment incurred a loss before income taxes of $2.7 million during the three months ended March 31, 2018; and
•	The insurance segment contributed $4.8 million of income before income taxes during the three months ended March 31, 2018.

At March 31, 2018, on a consolidated basis, we had total assets of $13.3 billion, total deposits of $8.0 billion, total loans, including loans held for sale, of $7.7 billion and stockholders’ equity of $1.9 billion.

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

The banking segment includes the operations of the Bank, which primarily provides business and consumer banking services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income. The Bank also derives revenue from other sources, including service charges on customer deposit accounts and trust fees.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$86,638	$12,550	$941	$787	$(2,091)	$4,595	$103,420
Provision (recovery) for loan losses	(1,531)	(276)	—	—	—	—	(1,807)
Noninterest income	10,180	68,547	127,102	35,018	(712)	(4,992)	235,143
Noninterest expense	59,370	77,776	130,704	31,013	9,403	(64)	308,202
Income (loss) before income taxes	$38,979	$3,597	$(2,661)	$4,792	$(12,206)	$(333)	$32,168

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$82,082	$8,488	$(1,882)	$516	$(2,535)	$5,431	$92,100
Provision (recovery) for loan losses	1,837	(132)	—	—	—	—	1,705
Noninterest income	12,411	82,551	143,638	38,311	1	(5,473)	271,439
Noninterest expense	60,814	81,657	131,838	37,013	9,387	(217)	320,492
Income (loss) before income taxes	$31,842	$9,514	$9,918	$1,814	$(11,921)	$175	$41,342

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $103.4 million and $92.1 million in net interest income during the three months ended March 31, 2018 and 2017, respectively. Changes in net interest income during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, primarily included increases within our banking, broker-dealer and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services. We generated $57.0 million and $61.3 million in securities commissions and fees and investment and securities advisory fees and commissions, and $7.0 million and $18.8 million in gains from derivative and trading portfolio activities (included within other noninterest income) during the three months ended March 31, 2018 and 2017, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2018 and 2017, we generated $126.4 million and $143.7 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $34.3 million and $36.1 million in net insurance premiums earned during the three months ended March 31, 2018 and 2017, respectively.

In the aggregate, we generated $235.1 million and $271.4 million in noninterest income during the three months ended March 31, 2018 and 2017, respectively. This year-over-year decrease in noninterest income was predominantly attributable to decreases in noninterest income within our broker-dealer and mortgage origination segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended March 31, 2018 was $24.4 million, or $0.25 per diluted share, compared with net income applicable to common stockholders of $26.4 million, or $0.27 per diluted share, during the three months ended March 31, 2017.

Certain items included in net income for 2018 and 2017 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”) and the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger (collectively, the “Bank Transactions”). Income before taxes during the three months ended March 31, 2018 included net accretion of $0.6 million, $8.4 million and $0.7 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $1.5 million, $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2017, income before taxes included net accretion of $1.0 million, $9.7 million and $0.9 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $1.6 million, $0.2 million and $0.2 million, respectively.

In addition, the Bank recorded “true-up” accruals with respect to the FNB Transaction loss-share agreements with the FDIC of $0.1 million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively. The total true-up accrual at March 31, 2018 was $16.5 million. This true-up accrual is based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if the actual losses incurred and billed to the FDIC through loss sharing are below a stated threshold. During the three months ended March 31, 2018, the Bank also recorded $3.9 million of amortization of excess book value of its receivables under the loss share agreements (the “FDIC Indemnification Asset”) due to lower projected collections from the FDIC than were originally estimated at the acquisition date.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended March 31,
	2018	2017
Performance Ratios:
Return on average stockholder's equity	5.19%	5.73%
Return on average assets	0.77%	0.88%
Net interest margin (1) (2) (4) (5)	3.52%	3.47%
Net interest margin (taxable equivalent) (2) (3) (4) (5)	3.53%	3.49%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)	Noted measures during the three months ended Mach 31, 2017 reflect certain asset category reclassifications within the detailed calculations to conform with the current period presentation
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively. See footnote 2 to the following table for the taxable equivalent adjustments to interest income.

(4)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 42 basis points and 50 basis points during the three months ended March 31, 2018 and 2017, respectively.

(5)

During the three months ended March 31, 2018 and 2017, purchase accounting contributed 36 basis points and 49 basis points, respectively, to both net interest margin and taxable equivalent net interest margin.

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

During the three months ended March 31, 2018, purchase accounting contributed 36 basis points to our consolidated taxable equivalent net interest margin of 3.53% and primarily related to accretion of discount on loans of $0.9 million, $8.4 million and $0.6 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.4 million. During the three months ended March 31, 2017, purchase accounting contributed 49 basis points to our consolidated taxable equivalent net interest margin of 3.49% and primarily related to accretion of discount on loans of $1.5 million, $9.7 million and $0.9 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.5 million.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,603,001	$99,944	5.27%	$7,094,928	$89,991	5.08%
Investment securities - taxable	1,613,608	10,928	2.71%	1,088,010	6,576	2.43%
Investment securities - non-taxable (2)	258,732	2,030	3.14%	219,396	1,749	3.20%
Federal funds sold and securities purchased under agreements to resell	189,623	481	1.03%	117,661	79	0.27%
Interest-bearing deposits in other financial institutions	632,727	2,478	1.59%	675,083	1,274	0.77%
Securities borrowed	1,537,306	16,300	4.24%	1,487,079	8,053	2.17%
Other	70,854	1,452	8.27%	91,298	1,024	4.51%
Interest-earning assets, gross (2)	11,905,851	133,613	4.50%	10,773,455	108,746	4.04%
Allowance for loan losses	(65,202)			(55,630)
Interest-earning assets, net	11,840,649			10,717,825
Noninterest-earning assets	1,228,058			1,395,563
Total assets	$13,068,707			$12,113,388

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,494,657	$8,675	0.64%	$4,936,895	$4,690	0.39%
Securities loaned	1,365,081	13,739	4.08%	1,361,759	6,340	1.89%
Notes payable and other borrowings	1,195,993	7,526	2.54%	1,049,517	5,111	1.96%
Total interest-bearing liabilities	8,055,731	29,940	1.50%	7,348,171	16,141	0.89%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,419,725			2,234,789
Other liabilities	680,543			656,854
Total liabilities	11,155,999			10,239,814
Stockholders’ equity	1,911,160			1,870,441
Noncontrolling interest	1,548			3,133
Total liabilities and stockholders' equity	$13,068,707			$12,113,388

Net interest income (2)		$103,673			$92,605
Net interest spread (2)			2.99%			3.16%
Net interest margin (2)			3.53%			3.49%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively. The adjustment to interest income was $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

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

On a consolidated basis, net interest income increased $11.3 million during the three months ended March 31, 2018, compared with the same period in 2017. The increase in net interest income was primarily related to higher stock loan balances and improved spreads on customer balances in our broker-dealer segment and net volume and yield increases in the loan portfolio within our banking segment as a result of higher loan yields due to increased market rates.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision (recovery) for loan losses, substantially all of which related to the banking segment, was ($1.8) million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, the provision (recovery) for loan losses was comprised of the recovery of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $1.5 million and the recovery of charges on PCI loans of $0.3 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $1.7 million during the three months ended March 31, 2017.

Consolidated noninterest income decreased $36.3 million during the three months ended March 31, 2018, compared with the same period in 2017. The year-over-year decrease in noninterest income during the three months ended March 31, 2018, compared with the same period in 2017, was primarily driven by decreases in noninterest income within our broker-dealer and mortgage origination segments.

Consolidated noninterest expense decreased $12.3 million during the three months ended March 31, 2018, compared with the same period in 2017. The year-over-year decrease in noninterest expense during the three months ended March 31, 2018, compared with the same period in 2017, was primarily driven by decreases in noninterest expense within our broker-dealer and insurance segments.

Consolidated income tax expense during the three months ended March 31, 2018 and 2017 was $7.5 million and $15.0 million, respectively, reflecting effective tax rates of 23.3% and 36.4%, respectively, and approximated the applicable statutory rate for such periods. The decrease in our effective tax rate was driven by the reduction in the corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”). As a result of the Tax Legislation, we expect income tax expense during reporting periods in 2018 to be lower than the corresponding periods in 2017. Certain deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation are considered reasonable estimates as of March 31, 2018 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement of our calculations, changes in interpretations and assumptions made, guidance that may be issued and actions we may take as a result of the Tax Legislation.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended March 31, 2018 and 2017 was $39.0 million and $31.8 million, respectively. The increase in income before income taxes during the three months ended March 31, 2018, compared with the same period in 2017, was primarily due to an increase in net interest income associated with increases in both rate and volume on the loan portfolio, partially offset by an increase in deposit rates and a decline in accretion.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended March 31,
	2018	2017
Performance Ratios:
Efficiency ratio (1)	61.32%	64.36%
Return on average assets	1.31%	0.94%
Net interest margin (2) (4)	4.15%	4.21%
Net interest margin (taxable equivalent) (3) (4)	4.16%	4.23%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% and 35% during the three months ended March 31, 2018 and 2017, respectively. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(4)

During the three months ended March 31, 2018 and 2017, purchase accounting contributed 51 basis points and 67 basis points, respectively, to net interest margin and taxable equivalent net interest margin.

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

During the three months ended March 31, 2018, purchase accounting contributed 51 basis points to the banking segment’s taxable equivalent net interest margin of 4.16% and primarily related to accretion of discount on loans of $0.9 million, $8.4 million and $0.6 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger,

respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.4 million. During the three months ended March 31, 2017, purchase accounting contributed 67 basis points to the banking segment’s taxable equivalent net interest margin of 4.23% and primarily related to accretion of discount on loans of $1.5 million, $9.7 million and $0.9 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.5 million.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,794,528	$79,191	5.47%	$5,478,883	$73,777	5.39%
Subsidiary warehouse lines of credit	1,212,755	11,699	3.86%	1,054,662	9,976	3.78%
Investment securities - taxable	904,625	4,826	2.13%	761,380	3,545	1.86%
Investment securities - non-taxable (2)	117,561	980	3.33%	125,584	1,191	3.79%
Federal funds sold and securities purchased under agreements to resell	495	—	0.38%	12,186	23	0.77%
Interest-bearing deposits in other financial institutions	382,353	1,474	1.56%	395,661	837	0.86%
Other	46,436	506	4.36%	76,149	535	2.81%
Interest-earning assets, gross (2)	8,458,753	98,676	4.67%	7,904,505	89,884	4.55%
Allowance for loan losses	(64,843)			(55,535)
Interest-earning assets, net	8,393,910			7,848,970
Noninterest-earning assets	890,284			987,168
Total assets	$9,284,194			$8,836,138

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,149,294	$11,176	0.88%	$4,662,264	$6,437	0.56%
Notes payable and other borrowings	281,906	661	0.94%	553,464	951	0.69%
Total interest-bearing liabilities	5,431,200	11,837	0.88%	5,215,728	7,388	0.57%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,412,326			2,215,737
Other liabilities	49,919			55,735
Total liabilities	7,893,445			7,487,200
Stockholders’ equity	1,390,749			1,348,938
Total liabilities and stockholders’ equity	$9,284,194			$8,836,138

Net interest income (2)		$86,839			$82,496
Net interest spread (2)			3.79%			3.98%
Net interest margin (2)			4.16%			4.23%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively. The adjustment to interest income was $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans, gross	$4,195	$1,219	$5,414
Subsidiary warehouse lines of credit	1,474	249	1,723
Investment securities - taxable	657	624	1,281
Investment securities - non-taxable (2)	(75)	(136)	(211)
Federal funds sold and securities purchased under agreements to resell	(22)	(1)	(23)
Interest-bearing deposits in other financial institutions	(28)	665	637
Other	(206)	177	(29)
Total interest income (2)	5,995	2,797	8,792

Interest expense
Deposits	$673	$4,066	$4,739
Notes payable and other borrowings	(462)	172	(290)
Total interest expense	211	4,238	4,449

Net interest income (2)	$5,784	$(1,441)	$4,343

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income increased $4.3 million during the three months ended March 31, 2018, compared to the same period in 2017. Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income by $2.8 million during the three months ended March 31, 2018, compared with the same period in 2017, primarily as a result of higher loan yields due to increased market rates partially offset by a decrease in accretion of discount on loans of $2.2 million. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. While we are seeing an increase in loan yields as a result of the rising interest rate environment, a portion of our loan portfolio remains at applicable rate floors, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates, which have also increased our borrowing costs. Absent a decline in interest rates, we believe this trend will continue until contractual rate resets allow our entire loan portfolio to reprice above applicable rate floors. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $6.0 million during the three months ended March 31, 2018, compared with the same period in 2017. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $4.2 million during the three months ended March 31, 2018, compared with the same period in 2017, due to increases in market interest rates.

The banking segment’s noninterest income was $10.2 million and $12.4 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in noninterest income for the three months ended March 31, 2018, compared to the same period in 2017, was primarily driven by year-over-year decreases in intercompany financing charges.

The banking segment’s noninterest expenses were $59.4 million and $60.8 million during the three months ended March 31, 2018 and 2017, respectively. The change in noninterest expenses during the three months ended March 31, 2018, compared to the same period in 2017, included a decrease in employees’ compensation and benefits of $0.7 million primarily due to reduced headcount, as well as a reduction in net expenses associated with covered assets of $0.6 million.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment was $3.6 million and $9.5 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in income before income taxes during the three months ended March 31, 2018, compared with the same period in 2017, was primarily the result of an $11.8 million decrease in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business. This decrease was primarily due to market volatility, competitive pricing pressure, a 36% decrease in the business line’s to-be-announced (“TBA”) mortgage-backed securities volume and a decrease of $4.6 million in investment and securities advisory fees and commissions primarily earned on the underwriting of municipal bond transactions within our public finance business line. The decrease was partially offset by an 85-basis point increase in the federal funds rate during the twelve months preceding March 31, 2018, which led to an increase of $2.0 million in fees earned on money market and FDIC insured bank deposits, an increase in the net interest income earned from stock lending and margin lending, and a $6.2 million decrease in variable compensation based on less robust financial results.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of the client’s transaction. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs.

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended March 31,		Variance
	2018	2017	2018 vs 2017
Net interest income:
Securities lending	$2,561	$1,713	$848
Structured finance	1,907	1,136	771
Clearing (1)	3,061	2,148	913
Other (1)	5,021	3,491	1,530
Total net interest income	12,550	8,488	4,062
Noninterest income:
Securities commissions and fees by business line (2):
Capital markets	10,803	11,399	(596)
Retail	20,944	19,587	1,357
Clearing	9,005	8,515	490
Other	1,393	1,321	72
	42,145	40,822	1,323
Investment and securities advisory fees and commissions by business line:
Public finance	11,993	16,872	(4,879)
Capital markets	284	300	(16)
Retail	4,362	3,745	617
Structured finance	655	1,023	(368)
Clearing	292	261	31
Other	39	1	38
	17,625	22,202	(4,577)
Other:
Structured finance	4,564	13,765	(9,201)
Capital markets	2,461	5,072	(2,611)
Other	1,752	690	1,062
	8,777	19,527	(10,750)
Total noninterest income	68,547	82,551	(14,004)
Net revenue (3)	81,097	91,039	(9,942)
Noninterest expense (4):
Employees' compensation and benefits	52,265	57,240	(4,975)
Other	25,235	24,285	950
Total noninterest expense	77,500	81,525	(4,025)

Income before income taxes	$3,597	$9,514	$(5,917)

(1)	Noted balances during the three months ended March 31, 2017 include certain reclassifications to conform with current period presentation.
(2)	Securities commissions and fees includes income of $2.8 million and $1.8 million during the three months ended March 31, 2018 and 2017, respectively that is eliminated in consolidation.
(3)	Net revenue is defined as the sum of total net interest income and total noninterest income
(4)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

The broker-dealer segment had net interest income of $12.6 million and $8.5 million during the three months ended March 31, 2018 and 2017, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase between the three months ended March 31, 2018 and the comparable period in 2017 was primarily due to improved spreads on customer balances, improved spreads on higher stock loan balances and an increase in net interest earned on trading securities.

Noninterest income was $68.5 million and $82.6 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in noninterest income between the three months ended March 31, 2018 and the comparable period in 2017 was primarily due to decreases of $10.8 million  in other noninterest income and $4.6 million in investment and securities advisory fees and commissions which were partially offset by an increase of $1.3 million in securities commissions and fees.

Securities commissions and fees increased $1.3 million during the three months ended March 31, 2018, compared with the same period in 2017. The increase was primarily attributable to fees earned on money market accounts and FDIC insured bank deposits by the clearing and retail businesses resulting from the 85-basis point increase in the federal funds rate during the twelve months preceding March 31, 2018.

Investment and securities advisory fees and commissions decreased $4.6 million during the three months ended March 31, 2018, compared with the same period in 2017, primarily due to reductions in the number and the aggregate dollar amount of municipal bond transactions as a number of national municipal issuers elected to accelerate certain capital raising initiatives in the fourth quarter of 2017 before the enactment of the Tax Legislation. As a result, we anticipate lower municipal issuance volume in 2018 compared to 2017.

The decrease in other noninterest income during the three months ended March 31, 2018 compared with the same period in 2017 was primarily the result of an $11.8 million decrease in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business, primarily due to market volatility, as well as a 36% decrease in the business line’s TBA mortgage-backed securities volume and competitive pricing pressure.

Noninterest expenses were $77.5 million and $81.5 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in noninterest expenses of $4.0 million during the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to a decrease in the variable compensation and benefits expense components that are based on performance.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended March 31,
	2018	2017
Compensation as a % of net revenue	64.4%	62.9%
FDIC insured program balances at the Bank (end of period)	$1,301,820	$1,101,108
Other FDIC insured program balances (end of period)	$1,011,032	$1,401,128
Customer margin balances (end of period)	$324,241	$318,300
Customer funds on deposit, including short credits (end of period)	$402,587	$389,646

Public finance:
Number of issues	236	332
Aggregate amount of offerings	$10,649,121	$20,538,430

Capital markets:
Total volumes	$15,871,265	$13,867,963
Net inventory (end of period)	$494,264	$210,290

Retail:
Retail employee representatives (end of period)	122	123
Independent registered representatives (end of period)	218	224

Structured finance:
Lock production/TBA volume	$1,061,512	$1,670,102

Clearing:
Total tickets	406,131	349,139
Correspondents (end of period)	156	172

Securities lending:
Interest-earning assets - stock borrowed (end of period)	$1,614,291	$1,507,651
Interest-bearing liabilities - stock loaned (end of period)	$1,431,009	$1,376,568

Mortgage Origination Segment

Loss before income taxes in our mortgage origination segment was $2.7 million during the three months ended March 31, 2018, compared with income before income taxes of $9.9 million during the three months ended March 31, 2017. The decrease in income before income taxes was due to a decrease in noninterest income primarily as a result of a decrease in net gains from sale of loans.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Since the fourth quarter of 2016, increases in interest rates have reduced refinancing volume to approximately 20% of total loan origination volume during both the three months ended March 31, 2018 and March 31, 2017, compared to approximately 27% during 2016. We do not anticipate that any additional increases in mortgage interest rates will significantly impact home purchases volume during the remainder of 2018, as changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business relationships (“ABAs”). For the three months ended March 31, 2018, funded volume through ABAs was less than 5% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in four ABAs. We expect production within the ABA channel increase to approximately 5% of the total loan volume during 2018, a slight increase from 2017.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Amount	Total	Amount	Total
Mortgage Loan Originations - units	12,311		12,392

Mortgage Loan Originations - volume	$2,959,797		$2,824,331

Mortgage Loan Originations:
Conventional	$1,759,233	59.44%	$1,723,083	61.01%
Government	756,078	25.54%	674,651	23.89%
Jumbo	275,609	9.31%	275,634	9.76%
Other	168,877	5.71%	150,963	5.34%
	$2,959,797	100.00%	$2,824,331	100.00%

Home purchases	$2,358,692	79.69%	$2,269,138	80.34%
Refinancings	601,105	20.31%	555,193	19.66%
	$2,959,797	100.00%	$2,824,331	100.00%

Texas	$564,624	19.08%	$622,559	22.04%
California	386,238	13.05%	361,083	12.80%
Florida	217,308	7.34%	175,178	6.20%
Ohio	127,209	4.30%	115,025	4.07%
Arizona	116,791	3.95%	116,499	4.12%
South Carolina	106,640	3.60%	100,014	3.54%
Washington	95,624	3.23%	85,396	3.02%
Missouri	93,948	3.17%	76,307	2.70%
North Carolina	90,588	3.06%	87,794	3.11%
Maryland	89,198	3.01%	83,020	2.94%
All other states	1,071,629	36.21%	1,001,456	35.46%
	$2,959,797	100.00%	$2,824,331	100.00%

Mortgage Loan Sales - volume	$3,185,438		$3,275,167

Refinancing volume increased to $601.1 million during the three months ended March 31, 2018 from $555.2 million during the three months ended March 31, 2017 (representing 20.3% and 19.7%, respectively, of total loan origination volume). Home purchases volume increased 3.9% to $2.4 billion during the three months ended March 31, 2018 from $2.3 billion during the three months ended March 31, 2017.

The mortgage origination segment’s total loan origination volume during the three months ended March 31, 2018 increased 4.8% compared to the same period in 2017, while income before income taxes during the three months ended March 31, 2018 decreased 126.8% compared to the same period in 2017. The decrease in income before taxes during the three months ended March 31, 2018 was primarily due to a decrease in net gains from sale of loans, in addition to decreases in the change in net fair value and related derivative activity of the MSR asset, and interest rate lock commitments (“IRLCs”) and loans held for sale. These changes were partially offset by decreases in net interest expense and segment operating costs.

Net interest income of $0.9 million and net interest expense of $1.9 million during the three months ended March 31, 2018 and 2017, respectively, was primarily comprised of interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale. The year-over-year improvement in net interest income (expense) included the effects of increased average hold periods and improved net yields on mortgage loans held for sale.

Noninterest income was $127.1 million and $143.6 million during the three months ended March 31, 2018 and 2017, respectively, and was comprised of the following (in thousands).

	Three Months Ended March 31,		Variance
	2018	2017	2018 vs 2017
Net gains from sale of loans	$106,105	$119,639	$(13,534)
Mortgage loan origination fees	20,926	19,556	1,370
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	(4,539)	(3,450)	(1,089)
Mortgage servicing rights asset	(1,142)	1,357	(2,499)
Servicing fees	5,752	6,536	(784)
	$127,102	$143,638	$(16,536)

Net gains from sale of loans decreased 11.3% during the three months ended March 31, 2018, compared to the same period in 2017. Mortgage loan origination fees increased 7.0% during the three months ended March 31, 2018, compared with the same period in 2017. The decrease in net gains from sale of loans during the three months ended March 31, 2018 was primarily a result of a decrease in average loan sales margin, in addition to a decrease in total loan sales volume of 2.7% during the three months ended March 31, 2018, compared with the same period in 2017. The increase in mortgage loan origination fees was primarily the result of an increase in total loan origination volume, in addition to a slight increase in average mortgage loan origination fees during three months ended March 31, 2018, compared with the same period in 2017.

Noninterest income included decreases of $4.5 million and $3.5 million during the three months ended March 31, 2018 and 2017, respectively, in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease during the three months ended March 31, 2018 was the result of a decrease in the average value of individual IRLCs and mortgage loans, partially offset by an increase in the volume of IRLCs and mortgage loans. The decrease during the three months ended March 31, 2017 was primarily a result of a decrease in the average value of individual IRLCs and mortgage loans. The volume of IRLCs and mortgage loans held during this period was relatively unchanged.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended March 31, 2018, the mortgage origination segment retained servicing on approximately 18% of loans sold, compared to 3% during the same period in 2017. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $65.2 million on $5.3 billion of serviced loan volume at March 31, 2018, compared with a value of $55.8 million on $4.9 billion of serviced loan volume at December 31, 2017. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $1.1 million during the three months ended March 31, 2018, compared to net gains of $1.4 million during the three months ended March 31, 2017. Additionally, net servicing income was $2.5 million during the three months ended March 31, 2018, compared with $3.2 million during the same period in 2017. In March 2017, the mortgage origination segment sold MSR assets of $17.5 million, which represented $1.7 billion of its serviced loan volume at the time.

Noninterest expenses were $130.7 million and $131.8 million during the three months ended March 31, 2018 and 2017, respectively, and were comprised of the items set forth in the table below (in thousands). A $2.1 million reclassification from variable compensation to segment operating costs was made to the amounts presented below for the three months ended March 31, 2017 to conform with the current period presentation.

	Three Months Ended March 31,		Variance
	2018	2017	2018 vs 2017
Variable compensation	$46,292	$44,841	$1,451
Segment operating costs	76,678	78,687	(2,009)
Lender paid closing costs	4,480	4,979	(499)
Servicing expense	3,254	3,331	(77)
	$130,704	$131,838	$(1,134)

Employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Variable compensation increased $1.5 million during the three months ended March 31, 2018, compared with the same period in 2017, and comprised 50.8% and 49.8% of total employees’ compensation and benefits expenses during the three months ended March 31, 2018 and 2017, respectively. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume increased 4.8% for the three months ended March 31, 2018, compared to the same period in 2017, the mortgage origination segment’s operating costs decreased 2.6%. The decrease in segment operating costs during the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to a decrease in loan processing costs. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

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

Between January 1, 2009 and March 31, 2018, the mortgage origination segment sold mortgage loans totaling $102.5 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2009, it does not anticipate experiencing significant losses in the future on loans originated prior to 2009 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2009 and March 31, 2018 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$204,153	0.20%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	205,082	0.20%	11,322	0.01%
	$409,235	0.40%	$11,322	0.01%

(1)	Losses incurred include refunded purchased servicing rights.

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

At March 31, 2018 and December 31, 2017, the mortgage origination segment’s indemnification liability reserve totaled $23.3 million and $23.5 million, respectively. The related provision for indemnification losses was $0.7 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $4.8 million and $1.8 million during the three months ended March 31, 2018 and 2017, respectively. The increase in income before income taxes during the three months ended March 31, 2018, compared with the same period in 2017, was driven primarily by a decrease in loss and LAE due to fewer weather-related events, partially offset by a decline in net insurance premiums earned.

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

The insurance segment’s operations resulted in combined ratios of 85.2% and 98.4% during the three months ended March 31, 2018 and 2017, respectively. The decrease in the combined ratio during the three months ended March 31, 2018, compared with the same period in 2017, was primarily driven by a decrease in the loss and LAE ratio due to fewer weather-related events. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $35.0 million and $38.3 million during the three months ended March 31, 2018 and 2017, respectively, included net insurance premiums earned of $34.3 million and $36.1 million, respectively. The year-over-year decrease in net insurance premiums earned was due to the effect of the decrease in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2018	2017	2018 vs 2017
Direct Insurance Premiums Written:
Homeowners	$12,473	$13,897	$(1,424)
Fire	10,204	10,950	(746)
Mobile Home	9,731	10,147	(416)
Commercial	653	772	(119)
Other	24	29	(5)
	$33,085	$35,795	$(2,710)

The total direct insurance premiums written for our three largest insurance product lines decreased by $2.6 million during the three months ended March 31, 2018, compared with the same period in 2017.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2018	2017	2018 vs 2017
Net Insurance Premiums Earned:
Homeowners	$12,935	$14,032	$(1,097)
Fire	10,584	11,055	(471)
Mobile Home	10,093	10,244	(151)
Commercial	678	779	(101)
Other	25	30	(5)
	$34,315	$36,140	$(1,825)

Net insurance premiums earned during the three months ended March 31, 2018 decreased compared to the same period in 2017, primarily due to the decrease in net premiums written noted above.

Noninterest expenses of $31.0 million and $37.0 million during the three months ended March 31, 2018 and 2017, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended March 31, 2018 was $15.5 million, compared with $21.7 million during the same period in 2017, resulting in loss and LAE ratios of 45.3% and 60.0%, respectively. The decrease in the loss and LAE ratio during the three months ended March 31, 2018, compared to the same period in 2017, was primarily driven by a 28.4% decrease in loss and LAE expense, compared to premiums earned decreasing by 5.0%.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended March 31,		Variance
	2018	2017	2018 vs 2017
Amortization of deferred policy acquisition costs	$9,090	$9,096	$(6)
Other underwriting expenses	5,531	5,676	(145)
Total	14,621	14,772	(151)
Agency expenses	(921)	(886)	(35)
Total less agency expenses	$13,700	$13,886	$(186)
Net insurance premiums earned	$34,315	$36,140	$(1,825)
Expense ratio	39.9%	38.4%	1.5%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC, formerly known as PlainsCapital Equity, LLC.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions. Investment and interest income earned was $0.4 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. Noninterest income was ($0.7) million during the three months ended March 31, 2018 due to losses associated with the write-off of a long-term, legacy investment held by our merchant bank subsidiary.

Interest expense was $2.5 million during each of the three months ended March 31, 2018 and 2017, respectively, and was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) and interest expense during the three months ended March 31, 2018 and 2017 of $0.8 million and $0.7 million, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest expenses of $9.4 million during each of the three months ended March 31, 2018 and 2017 were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2018 as compared with December 31, 2017.

Securities Portfolio

At March 31, 2018, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and the Hilltop Broker-Dealers. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). With the adoption of Accounting Standards Update 2016-01 in January 2018, we reclassified all equity investments out of available for sale securities, with all subsequent changes in fair value recognized in net income. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2018	2017
Trading securities, at fair value
U.S. Treasury securities	$751	$—
U.S. government agencies:
Bonds	51,229	52,078
Residential mortgage-backed securities	430,889	372,817
Commercial mortgage-backed securities	8,962	6,125
Collateralized mortgage obligations	12,907	5,122
Corporate debt securities	83,233	96,182
States and political subdivisions	114,421	170,413
Unit investment trusts	47,767	22,612
Private-label securitized product	2,525	1,631
Other	3,467	3,705
	756,151	730,685
Securities available for sale, at fair value
U.S. Treasury securities	33,537	24,669
U.S. government agencies:
Bonds	86,093	96,640
Residential mortgage-backed securities	294,268	243,505
Commercial mortgage-backed securities	11,729	12,023
Collateralized mortgage obligations	255,768	233,812
Corporate debt securities	65,147	68,662
States and political subdivisions	60,041	65,008
	806,583	744,319
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	39,016	39,015
Residential mortgage-backed securities	25,150	16,130
Commercial mortgage-backed securities	73,210	71,373
Collateralized mortgage obligations	165,513	173,928
States and political subdivisions	53,563	55,403
	356,452	355,849

Equity securities, at fair value	20,876	21,241

Total securities portfolio	$1,940,062	$1,852,094

We had net unrealized losses of $12.5 million and $3.9 million at March 31, 2018 and December 31, 2017, respectively, related to the available for sale investment portfolio, net unrealized losses associated with the securities held to maturity portfolio of $11.9 million and $5.9 million at March 31, 2018 and December 31, 2017, respectively, and net unrealized gains of $1.0 million and $1.6 million at March 31, 2018 and December 31, 2017, respectively, related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2018, the banking segment’s securities portfolio of $1.0 billion was comprised of trading securities of $6.3 million, available for sale securities of $684.9 million, and held to maturity securities of $356.5 million.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $749.8 million at March 31, 2018. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $255.6 million at March 31, 2018. The Hilltop Broker-Dealers continue to evaluate market opportunities and from time to time will hold residential mortgage-backed securities in firm inventory which is sold to institutional clients and other counterparties.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. The insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At March 31, 2018, the insurance segment’s securities portfolio was comprised of $121.7 million in available for sale securities, $20.8 million of equity securities and $4.9 million of other investments included in other assets within the consolidated balance sheet.

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

	Loans, excluding	PCI	Total
March 31, 2018	PCI Loans	Loans	Loans
Commercial and industrial	$1,644,718	$5,378	$1,650,096
Real estate	3,030,359	21,244	3,051,603
Construction and land development	928,445	1,263	929,708
Consumer	38,892	6	38,898
Broker-dealer	546,504	—	546,504
Non-covered loans, gross	6,188,918	27,891	6,216,809
Allowance for loan losses	(58,739)	(1,632)	(60,371)
Non-covered loans, net of allowance	$6,130,179	$26,259	$6,156,438

	Loans, excluding	PCI	Total
December 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,675,106	$6,099	$1,681,205
Real estate	2,981,984	29,540	3,011,524
Construction and land development	961,167	1,438	962,605
Consumer	40,319	127	40,446
Broker-dealer	577,889	—	577,889
Non-covered loans, gross	6,236,465	37,204	6,273,669
Allowance for loan losses	(58,919)	(2,038)	(60,957)
Non-covered loans, net of allowance	$6,177,546	$35,166	$6,212,712

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $6.9 billion and $7.2 billion at March 31, 2018 and December 31, 2017, respectively. The banking segment’s non-covered loan portfolio includes a warehouse line of credit extended to PrimeLending, of which $1.2 billion and $1.5 billion was drawn at March 31, 2018 and December 31, 2017, respectively. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At March 31, 2018, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 40.4%, 13.4% and 16.4%, respectively, of the banking segment’s total non-covered loans at March 31, 2018. The banking segment’s non-covered loan concentrations were within regulatory guidelines at March 31, 2018.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $546.4 million and $577.5 million at March 31, 2018 and December 31, 2017, respectively. This decrease from December 31, 2017 to March 31, 2018 was primarily attributable to decreases of $25.5 million in borrowings in margin accounts and $4.7 million in receivables from correspondents.

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

	March 31,	December 31,
	2018	2017
Loans held for sale:
Unpaid principal balance	$1,240,567	$1,528,834
Fair value adjustment	37,890	52,770
	$1,278,457	$1,581,604
IRLCs:
Unpaid principal balance	$1,365,472	$850,850
Fair value adjustment	30,023	18,851
	$1,395,495	$869,701

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2018 and December 31, 2017 were $2.2 billion and $2.0 billion, respectively, while the related estimated fair values were ($1.4) million and ($0.2) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of March 31, 2018, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank has recorded, and expects that it will continue to record, amortization associated with its FDIC Indemnification Asset. As of March 31, 2018, the Bank had billed $184.7 million of covered net losses to the FDIC, of which 80%, or $147.8 million, were reimbursable under the loss-share agreements. As of March 31, 2018, the Bank had received aggregate reimbursements of $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.5 million at March 31, 2018 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank will be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
March 31, 2018	PCI Loans	Loans	Loans
Commercial and industrial	$820	$140	$960
Real estate	88,436	79,641	168,077
Construction and land development	1,563	4	1,567
Covered loans, gross	90,819	79,785	170,604
Allowance for loan losses	(28)	(2,795)	(2,823)
Covered loans, net of allowance	$90,791	$76,990	$167,781

	Loans, excluding	PCI	Total
December 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$861	$194	$1,055
Real estate	92,444	86,915	179,359
Construction and land development	1,711	4	1,715
Covered loans, gross	95,016	87,113	182,129
Allowance for loan losses	(32)	(2,697)	(2,729)
Covered loans, net of allowance	$94,984	$84,416	$179,400

At March 31, 2018, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 81.7% and 16.8%, respectively, of the banking segment’s total covered loans at March 31, 2018. The banking segment’s covered loan concentrations were within regulatory guidelines at March 31, 2018.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision (recovery) for loan losses, primarily attributable to the banking segment, was ($1.8) million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively.

The banking segment has reflected $2.0 million associated with estimated hurricane loss exposures within the qualitative factors used to determine its allowance for loan losses during the three months ended March 31, 2018. The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at March 31, 2018, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Non-Covered Portfolio	2018	2017
Balance, beginning of period	$60,957	$54,186
Provision (recovery) for loan losses	(1,898)	1,209
Recoveries of non-covered loans previously charged off:
Commercial and industrial	2,474	440
Real estate	28	36
Construction and land development	—	—
Consumer	12	18
Broker-dealer	—	—
Total recoveries	2,514	494
Non-covered loans charged off:
Commercial and industrial	1,183	605
Real estate	6	82
Construction and land development	—	11
Consumer	13	34
Broker-dealer	—	—
Total charge-offs	1,202	732
Net recoveries (charge-offs)	1,312	(238)
Balance, end of period	$60,371	$55,157
Non-covered allowance for loan losses as a percentage of gross non-covered loans	0.97%	0.95%

	Three Months Ended March 31,
Covered Portfolio	2018	2017
Balance, beginning of period	$2,729	$413
Provision for loan losses	91	496
Recoveries of covered loans previously charged off:
Commercial and industrial	—	4
Real estate	—	5
Construction and land development	3	1
Total recoveries	3	10
Covered loans charged off:
Commercial and industrial	—	6
Real estate	—	160
Construction and land development	—	—
Total charge-offs	—	166
Net recoveries (charge-offs)	3	(156)
Balance, end of period	$2,823	$753
Covered allowance for loan losses as a percentage of gross covered loans	1.65%	0.32%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	March 31, 2018		December 31, 2017
		% of		% of
		Gross		Gross
		Non-		Non-
		Covered		Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$23,269	26.54%	$23,674	26.80%
Real estate (including construction and land development)	36,749	64.04%	36,619	63.35%
Consumer	276	0.63%	311	0.64%
Broker-dealer	77	8.79%	353	9.21%
Total	$60,371	100.00%	$60,957	100.00%

	March 31, 2018		December 31, 2017
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$45	0.56%	$24	0.58%
Real estate (including construction and land development)	2,778	99.44%	2,705	99.42%
Total	$2,823	100.00%	$2,729	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had four credit relationships totaling $11.4 million of potential problem loans at March 31, 2018, compared with five credit relationships totaling $27.3 million of non-covered potential problem loans at December 31, 2017. Within our covered loan portfolio, we had one credit relationship totaling $0.4 million of potential problem loans at both March 31, 2018 and December 31, 2017.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2018	2017
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$20,768	$20,878
Real estate	17,971	18,978
Construction and land development	595	611
Consumer	52	56
Broker-dealer	—	—
	$39,386	$40,523

Non-covered non-performing loans as a percentage of total non-covered loans	0.52%	0.51%

Non-covered other real estate owned	$2,577	$3,883

Other repossessed assets	$246	$323

Non-covered non-performing assets	$42,209	$44,729

Non-covered non-performing assets as a percentage of total assets	0.32%	0.33%

Non-covered loans past due 90 days or more and still accruing	$77,590	$85,113

Troubled debt restructurings included in accruing non-covered loans	$1,123	$1,150

At March 31, 2018, total non-covered non-performing assets decreased $2.5 million to $42.2 million, compared with $44.7 million at December 31, 2017. Non-covered non-performing loans totaled $39.4 million at March 31, 2018 and $40.5 million at December 31, 2017. At March 31, 2018, non-covered non-accrual loans included 20 commercial and industrial relationships with loans of $20.2 million secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-covered non-accrual loans at March 31, 2018 also included $18.0 million characterized as real estate loans, including six commercial real estate loan relationships of $13.7 million and $4.3 million in loans secured by residential real estate, $2.8 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million. At December 31, 2017, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $20.9 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at December 31, 2017 also included $19.0 million characterized as real estate loans, including eight commercial real estate loan relationships totaling $14.6 million and $4.4 million in loans secured by residential real estate, $2.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million.

Non-covered OREO decreased $1.3 million to $2.6 million at March 31, 2018, compared with $3.9 million at December 31, 2017 due to the disposal of two properties of $1.3 million. At March 31, 2018, non-covered OREO included commercial properties of $2.3 million and other real estate properties of $0.3 million, while at December 31, 2017, non-covered OREO included commercial properties of $3.6 million and other real estate properties of $0.3 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $77.6 million and $85.1 million at March 31, 2018 and December 31, 2017, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At March 31, 2018, troubled debt restructurings (“TDRs”) on non-covered loans totaled $9.8 million. These TDRs were comprised of $1.1 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $8.7 million reported in non-accrual loans. At December 31, 2017, TDRs on non-covered loans totaled $10.7 million, of which $1.2 million related to non-covered loans that are considered to be performing and non-covered non-performing loans of $9.5 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2018	2017
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$—	$—
Real estate	5,839	5,087
Construction and land development	10	17
	$5,849	$5,104

Covered non-performing loans as a percentage of total covered loans	3.43%	2.80%

Covered other real estate owned:
Real estate - residential	$2,206	$2,433
Real estate - commercial	7,912	6,933
Construction and land development - residential	3,373	4,667
Construction and land development - commercial	22,286	22,711
	$35,777	$36,744

Other repossessed assets	$—	$—

Covered non-performing assets	$41,626	$41,848

Covered non-performing assets as a percentage of total assets	0.31%	0.31%

Covered loans past due 90 days or more and still accruing	$—	$283

Troubled debt restructurings included in accruing covered loans	$281	$283

At March 31, 2018, covered non-performing assets decreased by $0.2 million to $41.6 million, compared with $41.8 million at December 31, 2017, due to a decrease in other real estate owned of $1.0 million, partially offset by an increase in non-accrual loans of $0.7 million. Covered non-performing loans totaled $5.8 million at March 31, 2018 and $5.1 million at December 31, 2017. At March 31, 2018, covered non-performing loans included 62 residential real estate loan relationships of $5.8 million. At December 31, 2017, covered non-performing loans included 53 residential real estate loan relationships of $5.1 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $1.0 million to $35.8 million at March 31, 2018, compared with $36.7 million at December 31, 2017. The decrease was primarily due to the disposal of 25 properties totaling $2.5 million and fair value valuation decreases of $1.0 million, partially offset by the addition of eight properties totaling $2.5 million.

There were no covered non-PCI loans past due 90 days or more and still accruing at March 31, 2018. At December 31, 2017, covered non-PCI loans past due 90 days or more and still accruing totaled $0.3 million and included four residential real estate loans.

At both March 31, 2018 and December 31, 2017, TDRs on covered loans totaled $1.2 million, of which $0.3 million related to covered loans that were considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At March 31, 2018 and December 31, 2017, our gross reserve for unpaid losses and LAE was $28.1 million and $30.2 million, respectively, including estimated recoveries from reinsurance of $8.1 million and $11.5 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.9 billion during the three months ended March 31, 2018, and were higher than the average deposits of $7.2 billion during the three months ended March 31, 2017 and $7.5 billion during the year ended December 31, 2017. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,				Year Ended December 31,
	2018		2017		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,419,725	0.00%	$2,234,789	0.00%	$2,309,776	0.00%
Interest-bearing demand deposits	3,868,738	0.44%	3,482,145	0.23%	3,671,521	0.29%
Savings deposits	222,232	0.12%	263,484	0.11%	234,420	0.10%
Time deposits	1,403,687	1.27%	1,191,266	0.91%	1,314,418	1.05%
	$7,914,382	0.44%	$7,171,684	0.27%	$7,530,135	0.33%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	March 31, 2018		December 31, 2017
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,064,325	1.77%	$1,206,424	1.20%
Notes payable	202,700	5.06%	208,809	3.65%
Junior subordinated debentures	67,012	4.97%	67,012	4.50%
	$1,334,037	2.51%	$1,482,245	1.84%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $142.1 million decrease in short-term borrowings at March 31, 2018 compared with December 31, 2017 included a decrease in borrowings of $241.8 million in our banking segment primarily associated with the increased utilization of available internal funds, partially offset by an increase of $99.7 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. Notes payable at March 31, 2018 of $202.7 million was comprised of $148.4 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $6.9 million, insurance segment line of credit and term notes of $28.5 million, and mortgage origination segment borrowings of $18.9 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions. At March 31, 2018, Hilltop had $51.7 million in cash and cash equivalents, a decrease of $45.1 million from $96.8 million at December 31, 2017. This decrease in cash and cash equivalents was primarily due to $20.2 million in tax sharing reimbursements to subsidiaries, $6.7 million in cash dividends declared, $1.7 million of purchases under our stock repurchase program and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On April 26, 2018, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on May 31, 2018 to all common stockholders of record as of the close of business on May 15, 2018.

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

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2018, $150.0 million of our Senior Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at March 31, 2018 was 5.31%. The Debentures are callable at PCC’s discretion with a minimum of a 45 to 60 day notice. At March 31, 2018, $67.0 million of PCC’s Debentures were outstanding.

Stock Repurchase Program

In January 2018, our board of directors authorized a new stock repurchase program through January 2019. Pursuant to the stock repurchase program, we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock. During the three months ended March 31, 2018, the Company paid $1.7 million to repurchase an aggregate of 68,307 shares of common stock at an average price of $24.94 per share. The purchases were funded from available cash balances.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.5 million at March 31, 2018 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted above, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of March 31, 2018, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2018, under guidance issued by the Board of Governors of the Federal Reserve System.

At March 31, 2018, Hilltop had a total capital to risk weighted assets ratio of 19.63%, Tier 1 capital to risk weighted assets ratio of 19.11%, common equity Tier 1 capital to risk weighted assets ratio of 18.60% and a Tier 1 capital to average assets, or leverage, ratio of 13.26%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At March 31, 2018, PlainsCapital had a total capital to risk weighted assets ratio of 16.25%, Tier 1 capital to risk weighted assets ratio of 15.39%, common equity Tier 1 capital to risk weighted assets ratio of 15.39% and a Tier 1 capital to average assets, or leverage, ratio of 13.01%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

We discuss regulatory capital requirements in more detail in Note 15 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our 2017 Form 10-K.

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

We had deposits of $8.0 billion at March 31, 2018, a decrease of $18.4 million from $8.0 billion at December 31, 2017. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. At March 31, 2018, money market deposits, including brokered deposits, were $2.3 billion; time deposits, including brokered deposits, were $1.3 billion; and noninterest bearing demand deposits were $2.6 billion. Money market deposits, including brokered deposits, decreased by $33.9 million from $2.3 billion and time deposits, including brokered deposits, decreased $61.7 million from $1.4 billion at December 31, 2017.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 8.49% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.57% of the Bank’s total deposits at March 31, 2018. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2018, Hilltop Securities had credit arrangements with five unaffiliated banks with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At March 31, 2018, Hilltop Securities had borrowed $345.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. At March 31, 2018, PrimeLending had outstanding borrowings of $1.2 billion against the warehouse line of credit. Effective April 1, 2017, this warehouse line of credit was increased to $2.2 billion to address seasonal fluctuations in loan origination volumes. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at March 31, 2018.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At March 31, 2018, these ABAs have combined available lines of credit totaling $90.0 million, $50.0 million of which was with a single unaffiliated bank, and the remaining $40.0 million of which was with the Bank. At March 31, 2018, Ventures Management had outstanding borrowings of $18.9 million with a single unaffiliated bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $172.7 million, or 87.0%, equity investments of $20.8 million and other investments of $4.9 million comprised NLC’s $198.4 million in total cash and investments at March 31, 2018. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at March 31, 2018 and outstanding financial and performance standby letters of credit of $23.8 million at March 31, 2018.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for loan losses, FDIC Indemnification Asset, reserve for losses and LAE, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting. Since December 31, 2017, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2017 Form 10-K, except as discussed below.

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

	March 31, 2018
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,998,153	$1,111,284	$1,459,592	$313,908	$209,677	$7,092,614
Securities	119,987	154,457	234,750	113,385	428,029	1,050,608
Federal funds sold and securities purchased under agreements to resell	400	—	—	—	—	400
Other interest sensitive assets	298,455	—	—	—	29,175	327,630
Total interest sensitive assets	4,416,995	1,265,741	1,694,342	427,293	666,881	8,471,252

Interest sensitive liabilities:
Interest bearing checking	$3,454,568	$—	$—	$—	$—	$3,454,568
Savings	232,913	—	—	—	—	232,913
Time deposits	321,565	438,472	564,004	12,639	10,344	1,347,024
Notes payable and other borrowings	242,623	529	3,579	1,003	5,794	253,528
Total interest sensitive liabilities	4,251,669	439,001	567,583	13,642	16,138	5,288,033

Interest sensitivity gap	$165,326	$826,740	$1,126,759	$413,651	$650,743	$3,183,219

Cumulative interest sensitivity gap	$165,326	$992,066	$2,118,825	$2,532,476	$3,183,219

Percentage of cumulative gap to total interest sensitive assets	1.95%	11.71%	25.01%	29.89%	37.58%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2018 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$67,509	20.98%	$264,534	13.63%
+200	$46,201	14.36%	$189,420	9.76%
+100	$23,086	7.17%	$100,872	5.20%
-50	$(12,267)	(3.81)%	$(66,475)	(3.42)%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2018 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

While we are seeing an increase in loan yields as a result of the rising interest rate environment, a portion of our loan portfolio remains at applicable rate floors, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates, which have also increased our borrowing costs. Absent a decline in interest rates, we believe this trend will continue until contractual rate resets allow our entire loan portfolio to reprice above applicable rate floors.

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

The following table categorizes the broker-dealer segment’s net trading securities which are subject to interest rate and market price risk (dollars in thousands).

	March 31, 2018
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$291	$5,460	$24,027	$84,643	$114,421
U.S. government and government agency obligations	(19,497)	(53,555)	(41,050)	412,944	298,842
Corporate obligations	(3,183)	8,675	6,599	25,298	37,389
Total debt securities	(22,389)	(39,420)	(10,424)	522,885	450,652
Corporate equity securities	(7,621)	-	-	-	(7,621)
Other	51,233	-	-	-	51,233
	$21,223	$(39,420)	$(10,424)	$522,885	$494,264

Weighted average yield
Municipal obligations	1.62%	2.24%	2.71%	3.74%	3.45%
U.S. government and government agency obligations	2.09%	2.40%	2.74%	4.04%	3.53%
Corporate obligations	3.01%	3.86%	4.50%	5.23%	4.48%

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

Item 1A. Risk Factors.

Except as follows, there have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2017 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2017 Form 10-K.

We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.

Like most financial services companies, we significantly depend on technology to deliver our products and services and to otherwise conduct business. To remain technologically competitive and operationally efficient, we have either begun the significant investment in or have plans to invest in new technological solutions, substantial core system upgrades and other technology enhancements within each of our operating segments and corporate. Many of these solutions and enhancements have a significant duration, include phased implementation schedules, are tied to critical systems, and require substantial internal and external resources for design and implementation. Such external resources may be relied upon to provide expertise and support to help implement, maintain and/or service certain of our core technology solutions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2018, we issued an aggregate of 4,921 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the fourth quarter of 2017. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2018	—	$—	—	$50,000,000
February 1 - February 28, 2018	68,307	24.94	68,307	48,296,643
March 1 - March 31, 2018	—	—	—	48,296,643
Total	68,307	$24.94	68,307

(1)

On January 25, 2018, we announced that our board of directors authorized a new stock repurchase program under which we may repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2019. As of March 31, 2018, we had repurchased an aggregate of $1.7 million of our outstanding common stock under this stock repurchase program. On January 25, 2018, the stock repurchase program announced on June 13, 2016 and reauthorized on January 26, 2017, authorizing us to repurchase up to $50.0 million of our outstanding common stock, expired. We repurchased an aggregate of $27.4 million of our then outstanding common stock under this expired stock repurchase program.

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

HILLTOP HOLDINGS INC.

Date: April 26, 2018	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)