Form 10-Q
period 2018-06-30
Hilltop Holdings Inc.
filed 2018-07-26
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant's common stock outstanding at July 26, 2018 was 94,576,828.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$353,432	$486,977
Federal funds sold	403	405
Securities purchased under agreements to resell	229,172	186,537
Assets segregated for regulatory purposes	128,417	186,578
Securities:
Trading, at fair value	634,197	730,685
Available for sale, at fair value (amortized cost of $826,515 and $748,255, respectively)	811,218	744,319
Held to maturity, at amortized cost (fair value of $339,702 and $349,939, respectively)	353,192	355,849
Equity, at fair value	21,218	21,241
	1,819,825	1,852,094

Loans held for sale	1,953,562	1,715,357
Non-covered loans, net of unearned income	6,384,660	6,273,669
Allowance for non-covered loan losses	(59,996)	(60,957)
Non-covered loans, net	6,324,664	6,212,712

Covered loans, net of allowance of $1,974 and $2,729, respectively	158,996	179,400
Broker-dealer and clearing organization receivables	1,614,951	1,464,378
Premises and equipment, net	172,911	177,577
FDIC indemnification asset	23,525	29,340
Covered other real estate owned	34,895	36,744
Other assets	589,897	549,447
Goodwill	251,808	251,808
Other intangible assets, net	32,716	36,432
Total assets	$13,689,174	$13,365,786

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,468,332	$2,411,849
Interest-bearing	5,345,290	5,566,270
Total deposits	7,813,622	7,978,119

Broker-dealer and clearing organization payables	1,409,904	1,287,563
Short-term borrowings	1,610,735	1,206,424
Securities sold, not yet purchased, at fair value	251,581	232,821
Notes payable	227,736	208,809
Junior subordinated debentures	67,012	67,012
Other liabilities	392,171	470,231
Total liabilities	11,772,761	11,450,979
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 94,570,757 and 95,982,184 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	946	960
Additional paid-in capital	1,502,105	1,526,369
Accumulated other comprehensive income (loss)	(11,846)	(394)
Retained earnings	419,683	384,545
Deferred compensation employee stock trust, net	857	848
Employee stock trust (11,217 and 11,672 shares, at cost, respectively)	(252)	(247)
Total Hilltop stockholders' equity	1,911,493	1,912,081
Noncontrolling interests	4,920	2,726
Total stockholders' equity	1,916,413	1,914,807
Total liabilities and stockholders' equity	$13,689,174	$13,365,786

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$103,924	$113,793	$203,868	$203,784
Securities borrowed	17,486	9,597	33,786	17,650
Securities:
Taxable	12,516	8,833	23,469	15,433
Tax-exempt	1,697	1,375	3,469	2,619
Other	4,417	2,708	8,808	5,061
Total interest income	140,040	136,306	273,400	244,547

Interest expense:
Deposits	10,136	5,464	18,811	10,154
Securities loaned	15,075	7,481	28,814	13,821
Short-term borrowings	6,466	3,648	10,509	5,066
Notes payable	2,437	2,826	4,934	5,640
Junior subordinated debentures	918	744	1,740	1,455
Other	160	167	324	335
Total interest expense	35,192	20,330	65,132	36,471

Net interest income	104,848	115,976	208,268	208,076
Provision (recovery) for loan losses	340	5,853	(1,467)	7,558
Net interest income after provision (recovery) for loan losses	104,508	110,123	209,735	200,518

Noninterest income:
Net gains from sale of loans and other mortgage production income	132,478	153,688	238,245	277,838
Mortgage loan origination fees	29,318	25,976	49,944	45,532
Securities commissions and fees	38,320	37,804	77,037	76,861
Investment and securities advisory fees and commissions	21,965	25,537	40,319	47,739
Net insurance premiums earned	34,105	36,020	68,420	72,160
Other	23,248	65,667	40,612	96,001
Total noninterest income	279,434	344,692	514,577	616,131

Noninterest expense:
Employees' compensation and benefits	200,632	214,719	383,232	401,605
Occupancy and equipment, net	27,893	27,919	55,723	55,212
Professional services	26,020	26,696	50,724	51,741
Loss and loss adjustment expenses	24,409	33,184	39,941	54,884
Other	59,563	63,733	117,099	123,301
Total noninterest expense	338,517	366,251	646,719	686,743

Income before income taxes	45,425	88,564	77,593	129,906
Income tax expense	11,034	25,754	18,522	40,789

Net income	34,391	62,810	59,071	89,117
Less: Net income attributable to noncontrolling interest	1,311	334	1,550	207
Income attributable to Hilltop	$33,080	$62,476	$57,521	$88,910

Earnings per common share:
Basic	$0.35	$0.64	$0.60	$0.90
Diluted	$0.35	$0.63	$0.60	$0.90

Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.12

Weighted average share information:
Basic	95,270	98,154	95,625	98,295
Diluted	95,358	98,414	95,727	98,576

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$34,391	$62,810	$59,071	$89,117
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $(602), $696, $(2,495) and $927, respectively	(2,148)	1,224	(8,851)	1,636
Reclassification adjustment for gains included in net income, net of tax of $0, $(5), $0 and $(5), respectively	—	(9)	—	(9)
Comprehensive income	32,243	64,025	50,220	90,744
Less: comprehensive income attributable to noncontrolling interest	1,311	334	1,550	207

Comprehensive income applicable to Hilltop	$30,932	$63,691	$48,670	$90,537

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2016	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	88,910	—	—	—	88,910	207	89,117
Other comprehensive income	—	—	—	1,627	—	—	—	—	1,627	—	1,627
Stock-based compensation expense	—	—	5,687	—	—	—	—	—	5,687	—	5,687
Common stock issued to board members	7	—	212	—	—	—	—	—	212	—	212
Issuance of common stock related to share-based awards, net	244	3	(2,134)	—	—	—	—	—	(2,131)	—	(2,131)
Repurchases of common stock	(2,462)	(25)	(46,739)	—	(16,311)	—	—	—	(63,075)	—	(63,075)
Dividends on common stock ($0.12 per share)	—	—	—	—	(11,603)	—	—	—	(11,603)	—	(11,603)
Deferred compensation plan	—	—	—	—	—	(58)	(3)	61	3	—	3
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,304)	(1,304)
Balance, June 30, 2017	96,333	$963	$1,529,903	$2,112	$356,564	$845	12	$(248)	$1,890,139	$2,914	$1,893,053

Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	57,521	—	—	—	57,521	1,550	59,071
Other comprehensive loss	—	—	—	(8,851)	—	—	—	—	(8,851)	—	(8,851)
Stock-based compensation expense	—	—	4,549	—	—	—	—	—	4,549	—	4,549
Common stock issued to board members	10	—	248	—	—	—	—	—	248	—	248
Issuance of common stock related to share-based awards, net	281	3	(1,732)	—	—	—	—	—	(1,729)	—	(1,729)
Repurchases of common stock	(1,702)	(17)	(27,329)	—	(11,531)	—	—	—	(38,877)	—	(38,877)
Dividends on common stock ($0.14 per share)	—	—	—	—	(13,453)	—	—	—	(13,453)	—	(13,453)
Deferred compensation plan	—	—	—	—	—	9	(1)	(5)	4	—	4
Adoption of accounting standards (Note 2)	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	644	644
Balance, June 30, 2018	94,571	$946	$1,502,105	$(11,846)	$419,683	$857	11	$(252)	$1,911,493	$4,920	$1,916,413

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$59,071	$89,117
Adjustments to reconcile net income to net cash used in operating activities:
Provision (recovery) for loan losses	(1,467)	7,558
Depreciation, amortization and accretion, net	3,412	(14,436)
Net realized gains on securities	—	(14)
Net change in fair value of equity securities	512	—
Deferred income taxes	734	2,615
Other, net	4,926	5,264
Net change in securities purchased under agreements to resell	(42,635)	(35,758)
Net change in assets segregated for regulatory purposes	58,161	13,428
Net change in trading securities	96,488	(205,951)
Net change in broker-dealer and clearing organization receivables	(172,846)	(45,566)
Net change in FDIC indemnification asset	—	22,824
Net change in other assets	2,897	(48,794)
Net change in broker-dealer and clearing organization payables	52,574	75,004
Net change in other liabilities	(90,078)	(132,731)
Net change in securities sold, not yet purchased	18,760	(4,020)
Proceeds from sale of mortgage servicing rights asset	9,303	17,499
Net gains from sales of loans	(238,245)	(277,838)
Loans originated for sale	(7,308,972)	(7,151,419)
Proceeds from loans sold	7,286,188	7,221,859
Net cash used in operating activities	(261,217)	(461,359)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	24,047	27,975
Proceeds from sales, maturities and principal reductions of securities available for sale	90,950	197,327
Proceeds from sales, maturities and principal reductions of equity securities	3	—
Purchases of securities held to maturity	(21,634)	(36,299)
Purchases of securities available for sale	(170,328)	(361,530)
Purchases of equity securities	(492)	—
Net change in loans	(49,003)	(195,832)
Purchases of premises and equipment and other assets	(12,252)	(13,771)
Proceeds from sales of premises and equipment and other real estate owned	8,172	18,071
Net cash received from Federal Home Loan Bank and Federal Reserve Bank stock	(16,626)	8,165
Net cash used in investing activities	(147,163)	(355,894)
Financing Activities
Net change in deposits	(94,730)	483,993
Net change in short-term borrowings	404,311	97,780
Proceeds from notes payable	267,194	173,052
Payments on notes payable	(248,167)	(190,631)
Payments to repurchase common stock	(38,877)	(16,009)
Dividends paid on common stock	(13,453)	(11,603)
Net cash received from (distributed to) noncontrolling interest	644	(1,304)
Taxes paid on employee stock awards netting activity	(1,726)	(2,131)
Other, net	(363)	(332)
Net cash provided by financing activities	274,833	532,815

Net change in cash and cash equivalents	(133,547)	(284,438)
Cash and cash equivalents, beginning of period	487,382	690,764
Cash and cash equivalents, end of period	$353,835	$406,326

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$65,349	$36,299
Cash paid for income taxes, net of refunds	$966	$26,703
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$4,846	$5,644
Additions to mortgage servicing rights	$9,729	$2,490

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

On February 13, 2018, the Company entered into a definitive agreement to acquire privately-held, Houston-based The Bank of River Oaks (“BORO”) in an all-cash transaction. Under the terms of the definitive agreement, the Company has agreed to pay cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. As of December 31, 2017, BORO had total assets, gross loans and deposits of $454.4 million, $343.6 million and $406.1 million, respectively. The acquisition was approved by BORO shareholders in May 2018 and was subsequently approved by regulators. The transaction is expected to close on or about August 1, 2018.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Hilltop Securities Independent Network Inc. (“HTS Independent Network”) (collectively, the “Hilltop Broker-Dealers”) and First Southwest Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the SEC and Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC is a registered investment adviser under the Investment Advisers Act of 1940.

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

In October 2016, FASB issued ASU 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendment was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

2017, using the modified retrospective transition method. The Company adopted the amendment as of January 1, 2018, which did not have a significant effect on the Company’s consolidated financial statements.

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

In January 2016, FASB issued ASU 2016-01 related to financial instruments and subsequently issued technical corrections to the amendment in ASU 2018-03. The amendments require that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The amendments also impact financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments and modify the required process used to evaluate deferred tax assets on available for sale securities. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the amendments as of January 1, 2018, which resulted in $21.2 million of securities being reclassified from available for sale to equity within the consolidated balance sheets consistent with the provisions of the amendments, while certain other equity investments of $42.2 million are included in other assets within the consolidated balance sheets at June 30, 2018. The adoption of the amendments also resulted in $2.5 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. This reclassification is included within the adoption of accounting standards line item in the consolidated statement of stockholders’ equity. All subsequent changes in fair value related to these equity investments will be recognized in net income. Additionally, the enhanced disclosures required by the amendments are included within the notes to the consolidated financial statements, including the disclosure of the fair value of the loan portfolio using an exit price method instead of the prior discounted cash flow method. These disclosure changes did not have a significant effect on the Company’s consolidated financial statements.

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

The revenue recognition policies within the Company’s broker-dealer segment were affected upon adoption of ASC 606. Specifically, the new guidance required changes to the principal versus agent conclusion for certain advisory and underwriting revenues and expenses which, as of January 1, 2018, are recorded on a gross basis while legacy guidance required these revenues to be recognized net of the related expenses. Conversely, certain contract costs related to clearing and retail operations are now netted against the revenues while the legacy guidance required these revenues and expenses to be recognized on a gross basis. These changes did not have a material effect on the Company’s consolidated financial statements during the three and six months ended June 30, 2018. As the measurement and timing of revenue

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

recognition was not affected for any of the Company’s revenue streams, the implementation of the new guidance had no impact on opening retained earnings as of January 1, 2018.

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

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the provisions of the new standard early. The Company’s cross-functional team has begun the implementation of new credit forecasting models and a credit scoring system that will be utilized to estimate the likelihood of default and loss severity at the individual loan level as a part of its credit loss estimation methodology in accordance with the new standard. In addition, the Company continues to identify and assess key interpretive policy issues, as well as design and build new or modified policies and procedures that will be used to calculate its credit loss reserves. However, the magnitude of the change in allowance for loan losses upon adoption will depend on, among other things, the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.

In February 2016, FASB issued ASU 2016-02 related to leases and subsequently issued technical corrections in ASU 2018-10. The new standard is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the date of adoption

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

which is January 1, 2019 for calendar year-end entities. The Company’s implementation efforts are ongoing, including the installation of an enhanced technology solution, which will aid in determining the magnitude of the increases in assets and liabilities and their impact on the consolidated financial statements. The Company expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to predominantly all of the future minimum lease payments required under operating leases as disclosed in Note 18 to the consolidated financial statements in the 2017 Form 10-K. Upon implementation, the balance sheet effects of the new lease accounting standard will also impact regulatory capital ratios, performance ratios, and other measures which are dependent upon asset or liability balances. However, the population of contracts subject to balance sheet recognition, their initial measurement, and the expected impact to the aforementioned balances and measures remains under evaluation.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2018 and December 31, 2017, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.81 billion and $1.58 billion, respectively, and the unpaid principal balance of those loans was $1.75 billion and $1.53 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2018	Inputs	Inputs	Inputs	Fair Value
Trading securities	$1,051	$633,146	$—	$634,197
Available for sale securities	—	811,218	—	811,218
Equity securities	21,218	—	—	21,218
Loans held for sale	—	1,773,333	40,781	1,814,114
Derivative assets	—	56,050	—	56,050
MSR asset	—	—	57,373	57,373
Securities sold, not yet purchased	183,714	67,867	—	251,581
Derivative liabilities	—	30,179	—	30,179

	Level 1	Level 2	Level 3	Total
December 31, 2017	Inputs	Inputs	Inputs	Fair Value
Trading securities	$3,329	$727,356	$—	$730,685
Available for sale securities	—	744,319	—	744,319
Equity securities	21,241	—	—	21,241
Loans held for sale	—	1,544,631	36,972	1,581,603
Derivative assets	—	34,150	—	34,150
MSR asset	—	—	54,714	54,714
Securities sold, not yet purchased	156,586	76,235	—	232,821
Derivative liabilities	—	13,197	—	13,197

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2018
Loans held for sale	$43,483	$8,071	$(8,538)	$(2,235)	$—	$40,781
MSR asset	63,957	3,068	(9,303)	(349)	—	57,373
Total	$107,440	$11,139	$(17,841)	$(2,584)	$—	$98,154

Six months ended June 30, 2018
Loans held for sale	$36,972	$20,550	$(12,513)	$(4,228)	$—	$40,781
MSR asset	54,714	9,729	(9,303)	2,233	—	57,373
Total	$91,686	$30,279	$(21,816)	$(1,995)	$—	$98,154

Three months ended June 30, 2017
Loans held for sale	30,214	8,675	(6,722)	(2,130)	—	30,037
MSR asset	45,573	1,266	—	(3,259)	—	43,580
Total	$75,787	$9,941	$(6,722)	$(5,389)	$—	$73,617

Six months ended June 30, 2017
Loans held for sale	35,801	16,503	(17,423)	(4,844)	—	30,037
MSR asset	61,968	2,490	(17,499)	(3,379)	—	43,580
Total	$97,769	$18,993	$(34,922)	$(8,223)	$—	$73,617

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2018.

For Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Inputs	(Weighted-Average)
Loans held for sale	Discounted cash flows / Market comparable	Projected price	94	-	97%	(94%)

MSR asset	Discounted cash flows	Constant prepayment rate			9.27%
		Discount rate			11.09%

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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$22,604	$—	$22,604	$22,231	$—	$22,231
MSR asset	(349)	—	(349)	(3,259)	—	(3,259)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$7,724	$—	$7,724	$31,093	$—	$31,093
MSR asset	2,233	—	2,233	(3,379)	—	(3,379)

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

At June 30, 2018, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	81%	38%	69%
Weighted average loss severity rate	66%	15%	29%
Weighted average prepayment speed	0%	6%	0%

At June 30, 2018, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 54%, 6% and 20%, respectively.

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 inputs. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At June 30, 2018 and December 31, 2017, the estimated fair value of covered OREO was $34.9 million and $36.7 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The fair value of non-covered OREO at

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

June 30, 2018 and December 31, 2017 was $2.9 million and $3.9 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2018	Inputs	Inputs	Inputs	Fair Value	2018	2017	2018	2017
Non-covered impaired loans	$—	$—	$19,465	$19,465	$(1,446)	$(274)	$(1,471)	$(470)
Covered impaired loans	—	—	72,953	72,953	844	(611)	746	(977)
Non-covered other real estate owned	—	225	—	225	(25)	(108)	(76)	(123)
Covered other real estate owned	—	15,996	—	15,996	(669)	(943)	(1,724)	(2,135)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2018	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$353,835	$353,835	$—	$—	$353,835
Securities purchased under agreements to resell	229,172	—	229,172	—	229,172
Assets segregated for regulatory purposes	128,417	128,417	—	—	128,417
Held to maturity securities	353,192	—	339,702	—	339,702
Loans held for sale	139,448	—	139,448	—	139,448
Non-covered loans, net	6,324,664	—	600,162	5,812,057	6,412,219
Covered loans, net	158,996	—	—	234,533	234,533
Broker-dealer and clearing organization receivables	1,614,951	—	1,614,951	—	1,614,951
FDIC indemnification asset	23,525	—	—	17,787	17,787
Other assets	66,245	—	65,951	294	66,245

Financial liabilities:
Deposits	7,813,622	—	7,802,515	—	7,802,515
Broker-dealer and clearing organization payables	1,409,904	—	1,409,904	—	1,409,904
Short-term borrowings	1,610,735	—	1,610,735	—	1,610,735
Debt	294,748	—	292,494	—	292,494
Other liabilities	4,583	—	4,583	—	4,583

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

The Company held equity investments other than securities of $42.2 million and $38.7 million at June 30, 2018 and December 31, 2017, respectively, which are included within other assets in the consolidated balance sheets. Of the $42.2 million held at June 30, 2018, $26.2 million do not have readily determinable fair values and are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments (in thousands).

	Three months ended,	Six months ended,
	June 30, 2018	June 30, 2018
Balance, beginning of period	$21,906	$22,946
Impairments and downward adjustments	(2)	(1,314)
Additional investments and upward adjustments	4,247	4,519
Balance, end of period	$26,151	$26,151

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2018	2017
U.S. Treasury securities	$1,033	$—
U.S. government agencies:
Bonds	57,996	52,078
Residential mortgage-backed securities	338,892	372,817
Commercial mortgage-backed securities	8,664	6,125
Collateralized mortgage obligations	1	5,122
Corporate debt securities	80,361	96,182
States and political subdivisions	112,646	170,413
Unit investment trusts	27,480	22,612
Private-label securitized product	3,684	1,631
Other	3,440	3,705
Totals	$634,197	$730,685

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $251.6 million and $232.8 million at June 30, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$34,671	$—	$(123)	$34,548
U.S. government agencies:
Bonds	70,258	417	(736)	69,939
Residential mortgage-backed securities	311,305	232	(8,749)	302,788
Commercial mortgage-backed securities	11,817	11	(250)	11,578
Collateralized mortgage obligations	283,370	266	(6,594)	277,042
Corporate debt securities	57,162	331	(505)	56,988
States and political subdivisions	57,932	657	(254)	58,335
Totals	$826,515	$1,914	$(17,211)	$811,218

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$24,665	$107	$(103)	$24,669
U.S. government agencies:
Bonds	96,177	829	(366)	96,640
Residential mortgage-backed securities	246,707	538	(3,740)	243,505
Commercial mortgage-backed securities	11,966	105	(48)	12,023
Collateralized mortgage obligations	237,848	106	(4,142)	233,812
Corporate debt securities	66,868	1,819	(25)	68,662
States and political subdivisions	64,024	1,099	(115)	65,008
Totals	$748,255	$4,603	$(8,539)	$744,319

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2018	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$39,016	$—	$(2,007)	$37,009
Residential mortgage-backed securities	24,051	—	(483)	23,568
Commercial mortgage-backed securities	79,776	—	(2,509)	77,267
Collateralized mortgage obligations	157,000	—	(6,646)	150,354
States and political subdivisions	53,349	69	(1,914)	51,504
Totals	$353,192	$69	$(13,559)	$339,702

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$39,015	$—	$(1,188)	$37,827
Residential mortgage-backed securities	16,130	44	—	16,174
Commercial mortgage-backed securities	71,373	241	(735)	70,879
Collateralized mortgage obligations	173,928	19	(3,969)	169,978
States and political subdivisions	55,403	437	(759)	55,081
Totals	$355,849	$741	$(6,651)	$349,939

Additionally, the Company had unrealized net gains of $1.0 million and $1.6 million from equity securities with fair values of $21.2 million held at both June 30, 2018 and December 31, 2017, respectively. The Company recognized net gains of $0.1 million during the three months ended June 30, 2018, and net losses of $0.5 million during the six months ended June 30, 2018, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2018, net gains recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale, held to maturity and equity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2018			December 31, 2017
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	8	$31,388	$103	6	$15,449	$69
Unrealized loss for twelve months or longer	3	3,159	20	1	4,150	34
	11	34,547	123	7	19,599	103
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	7	57,133	736	10	83,476	366
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	57,133	736	10	83,476	366
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	24	190,497	4,443	15	121,968	820
Unrealized loss for twelve months or longer	10	76,637	4,306	11	93,358	2,920
	34	267,134	8,749	26	215,326	3,740
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	8,654	250	1	5,048	48
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	8,654	250	1	5,048	48
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	22	111,616	2,003	16	90,886	819
Unrealized loss for twelve months or longer	19	90,124	4,591	17	80,492	3,323
	41	201,740	6,594	33	171,378	4,142
Corporate debt securities:
Unrealized loss for less than twelve months	16	34,019	505	1	5,073	25
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	16	34,019	505	1	5,073	25
States and political subdivisions:
Unrealized loss for less than twelve months	21	12,511	229	9	6,981	97
Unrealized loss for twelve months or longer	7	2,423	25	9	2,876	18
	28	14,934	254	18	9,857	115
Total available for sale:
Unrealized loss for less than twelve months	100	445,818	8,269	58	328,881	2,244
Unrealized loss for twelve months or longer	39	172,343	8,942	38	180,876	6,295
	139	$618,161	$17,211	96	$509,757	$8,539

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	June 30, 2018			December 31, 2017
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	$5,714	$286	1	$5,950	$50
Unrealized loss for twelve months or longer	3	31,295	1,721	3	31,877	1,138
	4	37,009	2,007	4	37,827	1,188
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	4	23,568	483	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	23,568	483	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	15	58,293	1,737	7	39,396	271
Unrealized loss for twelve months or longer	2	12,188	773	2	12,659	464
	17	70,481	2,510	9	52,055	735
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	11	32,718	816	10	37,064	264
Unrealized loss for twelve months or longer	14	117,636	5,829	12	128,270	3,705
	25	150,354	6,645	22	165,334	3,969
States and political subdivisions:
Unrealized loss for less than twelve months	58	25,086	398	22	11,079	71
Unrealized loss for twelve months or longer	46	17,749	1,516	46	18,598	688
	104	42,835	1,914	68	29,677	759
Total held to maturity:
Unrealized loss for less than twelve months	89	145,379	3,720	40	93,489	656
Unrealized loss for twelve months or longer	65	178,868	9,839	63	191,404	5,995
	154	$324,247	$13,559	103	$284,893	$6,651
Equity
Common and preferred stock:
Unrealized loss for less than twelve months	—	—	—	1	944	13
Unrealized loss for twelve months or longer	—	—	—	1	6,800	103
	—	$—	$—	2	$7,744	$116

During the three and six months ended June 30, 2018 and 2017, the Company did not record any OTTI. While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant recording any OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend to sell, nor does the Company believe that it is likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2018 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$87,491	$87,501	$2,253	$2,252
Due after one year through five years	97,703	97,369	12,819	12,381
Due after five years through ten years	15,283	14,897	17,568	16,722
Due after ten years	19,546	20,043	59,725	57,158
	220,023	219,810	92,365	88,513

Residential mortgage-backed securities	311,305	302,788	24,051	23,568
Collateralized mortgage obligations	283,370	277,042	157,000	150,354
Commercial mortgage-backed securities	11,817	11,578	79,776	77,267
	$826,515	$811,218	$353,192	$339,702

The Company realized net gains of $6.8 million and $7.0 million from its trading portfolio during the three months ended June 30, 2018 and 2017, respectively, and $1.9 million and $12.9 million during the six months ended June 30, 2018 and 2017, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $0.4 million and $10.5 million during the three months ended June 30, 2018 and 2017, respectively, and $17.4 million and $17.0 million during the six months ended June 30, 2018 and 2017, respectively. All such realized net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $630.2 million and $738.5 million (with a fair value of $613.6 million and $730.1 million, respectively) at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at June 30, 2018 and December 31, 2017.

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

At both June 30, 2018 and December 31, 2017, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.3 million.

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

	June 30,	December 31,
	2018	2017
Commercial and industrial	$1,655,431	$1,681,205
Real estate	3,142,496	3,011,524
Construction and land development	948,309	962,605
Consumer	38,262	40,446
Broker-dealer (1)	600,162	577,889
	6,384,660	6,273,669
Allowance for non-covered loan losses	(59,996)	(60,957)
Total non-covered loans, net of allowance	$6,324,664	$6,212,712

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of non-covered PCI loans (in thousands).

	June 30,	December 31,
	2018	2017
Carrying amount	$26,665	$37,204
Outstanding balance	39,714	51,064

Changes in the accretable yield for non-covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$6,093	$11,442	$7,013	$13,116
Reclassifications from nonaccretable difference, net(1)	(92)	438	550	577
Disposals of loans	—	(61)	(98)	(61)
Accretion	(742)	(2,026)	(2,206)	(3,839)
Balance, end of period	$5,259	$9,793	$5,259	$9,793

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $19.1 million and $19.2 million at June 30, 2018 and December 31, 2017, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$15,315	$3,935	$1,120	$5,055	$58
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	24,947	8,610	8,152	16,762	969
Secured by residential properties	6,263	1,930	1,999	3,929	322
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,417	271	648	919	154
Consumer	2,083	—	—	—	—
Broker-dealer	—	—	—	—	—
	50,025	14,746	11,919	26,665	1,503
Non-PCI
Commercial and industrial:
Secured	25,451	13,406	5,430	18,836	2,501
Unsecured	656	425	—	425	—
Real estate:
Secured by commercial properties	14,124	8,171	4,767	12,938	810
Secured by residential properties	1,241	803	—	803	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	631	—	568	568	85
Consumer	155	49	—	49	—
Broker-dealer	—	—	—	—	—
	42,273	22,854	10,765	33,619	3,396
	$92,298	$37,600	$22,684	$60,284	$4,899

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$19,752	$3,610	$2,489	$6,099	$89
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	34,598	7,583	12,092	19,675	1,391
Secured by residential properties	12,600	5,307	4,558	9,865	325
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,001	428	1,010	1,438	215
Consumer	2,377	12	115	127	18
Broker-dealer	—	—	—	—	—
	71,328	16,940	20,264	37,204	2,038
Non-PCI
Commercial and industrial:
Secured	23,666	15,308	2,072	17,380	365
Unsecured	761	616	—	616	—
Real estate:
Secured by commercial properties	15,504	10,934	3,686	14,620	932
Secured by residential properties	1,596	1,177	—	1,177	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	653	—	611	611	93
Consumer	162	56	—	56	—
Broker-dealer	—	—	—	—	—
	42,357	28,091	6,369	34,460	1,390
	$113,685	$45,031	$26,633	$71,664	$3,428

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commercial and industrial:
Secured	$23,581	$16,950	$23,685	$15,093
Unsecured	475	748	521	821
Real estate:
Secured by commercial properties	30,245	37,189	31,998	37,362
Secured by residential properties	4,973	11,461	7,887	11,630
Construction and land development:
Residential construction loans	—	—	—	14
Commercial construction loans and land development	1,673	3,170	1,768	3,580
Consumer	54	462	116	480
Broker-dealer	—	—	—	—
	$61,001	$69,980	$65,975	$68,980

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2018	2017
Commercial and industrial:
Secured	$22,390	$20,262
Unsecured	425	616
Real estate:
Secured by commercial properties	14,256	14,620
Secured by residential properties	1,217	1,614
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	569	611
Consumer	49	56
Broker-dealer	—	—
	$38,906	$37,779

At June 30, 2018 and December 31, 2017, non-covered non-accrual loans included non-covered PCI loans of $5.3 million and $3.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $3.1 million and $2.7 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at June 30, 2018 and December 31, 2017, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.1 million during both the three months ended June 30, 2018 and 2017, and $0.1 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Bank did not grant any TDRs during three or six months ended June 30, 2018. Information regarding TDRs granted during the three and six months ended June 30, 2017 is shown in the following tables (dollars in thousands). At June 30, 2018 and December 31, 2017, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Three Months Ended June 30, 2017
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—
Unsecured	—	—	—
Real estate:
Secured by commercial properties	—	—	—
Secured by residential properties	—	—	—
Construction and land development:
Residential construction loans	—	—	—
Commercial construction loans and land development	1	655	632
Consumer	—	—	—
Broker-dealer	—	—	—
	1	$655	$632

	Six Months Ended June 30, 2017
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,357	$1,279
Unsecured	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,417
Secured by residential properties	—	—	—
Construction and land development:
Residential construction loans	—	—	—
Commercial construction loans and land development	1	655	632
Consumer	—	—	—
Broker-dealer	—	—	—
	3	$3,493	$3,328

All of the non-covered loan modifications included in the tables above involved payment term extensions. The Bank did not grant principal reductions on any restructured non-covered loans during the three and six months ended June 30, 2018 and 2017.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents information regarding TDRs granted during the twelve months preceding June 30, 2018 and 2017, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding June 30, 2018			Twelve Months Preceding June 30, 2017
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	—	$—	$—
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	3,294	3,206	1	1,481	1,417
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	1	$3,294	$3,206	1	$1,481	$1,417

An analysis of the aging of the Company’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
June 30, 2018	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$6,301	$1,394	$2,739	$10,434	$1,519,644	$5,055	$1,535,133	$—
Unsecured	432	25	—	457	119,841	—	120,298	—
Real estate:
Secured by commercial properties	428	3,206	1,821	5,455	2,295,193	16,762	2,317,410	—
Secured by residential properties	1,171	—	769	1,940	819,217	3,929	825,086	688
Construction and land development:
Residential construction loans	1,054	—	—	1,054	208,601	—	209,655	—
Commercial construction loans and land development	51	400	—	451	737,284	919	738,654	—
Consumer	227	40	—	267	37,995	—	38,262	—
Broker-dealer	—	—	—	—	600,162	—	600,162	—
	$9,664	$5,065	$5,329	$20,058	$6,337,937	$26,665	$6,384,660	$688

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

In addition to the non-covered loans shown in the tables above, PrimeLending had $73.4 million and $84.5 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $74.0 million and $85.2 million, respectively) that were 90 days past due and accruing interest at June 30, 2018 and December 31, 2017, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

June 30, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,462,355	$6,600	$61,123	$5,055	$1,535,133
Unsecured	119,289	—	1,009	—	120,298
Real estate:
Secured by commercial properties	2,233,481	4,740	62,427	16,762	2,317,410
Secured by residential properties	809,996	—	11,161	3,929	825,086
Construction and land development:
Residential construction loans	209,655	—	—	—	209,655
Commercial construction loans and land development	737,143	—	592	919	738,654
Consumer	38,139	—	123	—	38,262
Broker-dealer	600,162	—	—	—	600,162
	$6,210,220	$11,340	$136,435	$26,665	$6,384,660

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,483,502	$17,354	$51,361	$6,099	$1,558,316
Unsecured	121,774	—	1,115	—	122,889
Real estate:
Secured by commercial properties	2,154,595	7,647	53,726	19,675	2,235,643
Secured by residential properties	756,091	—	9,925	9,865	775,881
Construction and land development:
Residential construction loans	177,252	—	—	—	177,252
Commercial construction loans and land development	780,905	2,259	751	1,438	785,353
Consumer	40,211	—	108	127	40,446
Broker-dealer	577,889	—	—	—	577,889
	$6,092,219	$27,260	$116,986	$37,204	$6,273,669

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended June 30, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$23,269	$29,300	$7,449	$276	$77	$60,371
Provision (recovery) for loan losses	1,815	(767)	(178)	(75)	340	1,135
Loans charged off	(2,233)	(24)	—	(30)	—	(2,287)
Recoveries on charged off loans	666	75	—	36	—	777
Balance, end of period	$23,517	$28,584	$7,271	$207	$417	$59,996

	Commercial and		Construction and
Six Months Ended June 30, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$23,674	$28,775	$7,844	$311	$353	$60,957
Provision (recovery) for loan losses	119	(264)	(573)	(109)	64	(763)
Loans charged off	(3,416)	(30)	—	(43)	—	(3,489)
Recoveries on charged off loans	3,140	103	—	48	—	3,291
Balance, end of period	$23,517	$28,584	$7,271	$207	$417	$59,996

	Commercial and		Construction and
Three Months Ended June 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,679	$26,112	$6,879	$464	$23	$55,157
Provision for loan losses	735	2,779	766	165	448	4,893
Loans charged off	(1,200)	(218)	—	(127)	—	(1,545)
Recoveries on charged off loans	620	61	—	22	—	703
Balance, end of period	$21,834	$28,734	$7,645	$524	$471	$59,208

	Commercial and		Construction and
Six Months Ended June 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,369	$25,236	$7,002	$424	$155	$54,186
Provision for loan losses	1,210	3,701	654	221	316	6,102
Loans charged off	(1,805)	(300)	(11)	(161)	—	(2,277)
Recoveries on charged off loans	1,060	97	—	40	—	1,197
Balance, end of period	$21,834	$28,734	$7,645	$524	$471	$59,208

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$18,653	$12,679	$569	$—	$—	$31,901
Loans collectively evaluated for impairment	1,631,723	3,109,126	946,821	38,262	600,162	6,326,094
PCI Loans	5,055	20,691	919	—	—	26,665
	$1,655,431	$3,142,496	$948,309	$38,262	$600,162	$6,384,660

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$16,819	$13,782	$611	$—	$—	$31,212
Loans collectively evaluated for impairment	1,658,287	2,968,202	960,556	40,319	577,889	6,205,253
PCI Loans	6,099	29,540	1,438	127	—	37,204
	$1,681,205	$3,011,524	$962,605	$40,446	$577,889	$6,273,669

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$2,501	$810	$85	$—	$—	$3,396
Loans collectively evaluated for impairment	20,958	26,483	7,032	207	417	55,097
PCI Loans	58	1,291	154	—	—	1,503
	$23,517	$28,584	$7,271	$207	$417	$59,996

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$365	$932	$93	$—	$—	$1,390
Loans collectively evaluated for impairment	23,220	26,127	7,536	293	353	57,529
PCI Loans	89	1,716	215	18	—	2,038
	$23,674	$28,775	$7,844	$311	$353	$60,957

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At June 30, 2018, the Bank has recorded a related “true-up” payment accrual of $16.6 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	June 30,	December 31,
	2018	2017
Commercial and industrial	$938	$1,055
Real estate	158,672	179,359
Construction and land development	1,360	1,715
	160,970	182,129
Allowance for covered loans	(1,974)	(2,729)
Total covered loans, net of allowance	$158,996	$179,400

The following table presents the carrying value and the outstanding contractual balance of covered PCI loans (in thousands).

	June 30,	December 31,
	2018	2017
Carrying amount	$75,473	$87,113
Outstanding balance	151,529	179,019

Changes in the accretable yield for covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$87,593	$142,466	$91,833	$143,731
Reclassifications from nonaccretable difference, net (1)	3,228	11,618	9,715	23,024
Transfer of loans to covered OREO (2)	(656)	(662)	(847)	(780)
Accretion	(8,772)	(25,115)	(19,308)	(37,668)
Balance, end of period	$81,393	$128,307	$81,393	$128,307

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

The remaining nonaccretable difference for covered PCI loans was $57.2 million and $72.7 million at June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018 and 2017, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$3,372	$—	$147	$147	$15
Unsecured	5,443	—	—	—	—
Real estate:
Secured by commercial properties	62,824	5,326	12,057	17,383	889
Secured by residential properties	115,541	248	57,695	57,943	1,047
Construction and land development:
Residential construction loans	645	—	—	—	—
Commercial construction loans and land development	10,467	—	—	—	—
	198,292	5,574	69,899	75,473	1,951
Non-PCI
Commercial and industrial:
Secured	44	—	—	—	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	6,610	5,550	—	5,550	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	9	5	—	5	—
	6,663	5,555	—	5,555	—
	$204,955	$11,129	$69,899	$81,028	$1,951

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$3,783	$—	$194	$194	$19
Unsecured	5,732	—	—	—	—
Real estate:
Secured by commercial properties	80,223	2,388	21,171	23,559	1,817
Secured by residential properties	125,361	249	63,107	63,356	861
Construction and land development:
Residential construction loans	672	—	—	—	—
Commercial construction loans and land development	11,118	4	—	4	—
	226,889	2,641	84,472	87,113	2,697
Non-PCI
Commercial and industrial:
Secured	44	—	—	—	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	6,279	5,370	—	5,370	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	18	12	—	12	—
	6,341	5,382	—	5,382	—
	$233,230	$8,023	$84,472	$92,495	$2,697

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commercial and industrial:
Secured	$144	$644	$171	$887
Unsecured	—	171	—	234
Real estate:
Secured by commercial properties	17,547	37,752	20,471	41,734
Secured by residential properties	65,772	71,734	66,110	73,689
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	8	2,537	11	3,846
	$83,471	$112,838	$86,763	$120,390

Covered non-accrual loans are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2018	2017
Commercial and industrial:
Secured	$—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	—	—
Secured by residential properties	5,271	5,087
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	6	17
	$5,277	$5,104

At both June 30, 2018 and December 31, 2017, there were no covered non-accrual loans included in covered PCI loans for which discount accretion had been suspended because the extent and timing of cash flows from these covered PCI loans could no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $0.2 million during both the three months ended June 30, 2018 and 2017, while interest income recorded on covered impaired loans during both the six months ended June 30, 2018 and 2017 was $0.3 million. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The Bank did not grant any TDRs during the three and six months ended June 30, 2018 and 2017. Pooled Loans are not in the scope of the disclosure requirements for TDRs. At June 30, 2018 and December 31, 2017, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

There were no TDRs granted during the twelve months preceding June 30, 2018 or 2017 for which payment was at least 30 days past due.

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
June 30, 2018	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$—	$—	$791	$147	$938	$—
Unsecured	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	66	—	—	66	9,902	17,383	27,351	—
Secured by residential properties	2,397	1,535	1,776	5,708	67,670	57,943	131,321	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	1,360	—	1,360	—
	$2,463	$1,535	$1,776	$5,774	$79,723	$75,473	$160,970	$—

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2017	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$—	$—	$861	$194	$1,055	$—
Unsecured	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	209	113	—	322	11,472	23,559	35,353	—
Secured by residential properties	5,624	1,211	3,226	10,061	70,589	63,356	144,006	283
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	38	—	—	38	1,673	4	1,715	—
	$5,871	$1,324	$3,226	$10,421	$84,595	$87,113	$182,129	$283

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

June 30, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$392	$—	$399	$147	$938
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	9,208	—	760	17,383	27,351
Secured by residential properties	57,048	343	15,987	57,943	131,321
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,342	—	18	—	1,360
	$67,990	$343	$17,164	$75,473	$160,970

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$429	$—	$432	$194	$1,055
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	10,961	—	833	23,559	35,353
Secured by residential properties	68,544	356	11,750	63,356	144,006
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,649	—	62	4	1,715
	$81,583	$356	$13,077	$87,113	$182,129

The Bank’s impairment methodology for covered loans is consistent with the methodology for non-covered loans, and is discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2017 Form 10-K.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended June 30, 2018	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$45	$2,776	$2	$2,823
Provision (recovery) for loan losses	(26)	(764)	(5)	(795)
Loans charged off	—	(57)	—	(57)
Recoveries on charged off loans	—	—	3	3
Balance, end of period	$19	$1,955	$—	$1,974

	Commercial and		Construction and
Six months ended June 30, 2018	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$24	$2,702	$3	$2,729
Provision (recovery) for loan losses	(5)	(690)	(9)	(704)
Loans charged off	—	(57)	—	(57)
Recoveries on charged off loans	—	—	6	6
Balance, end of period	$19	$1,955	$—	$1,974

	Commercial and		Construction and
Three months ended June 30, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$16	$736	$1	$753
Provision for loan losses	28	309	623	960
Loans charged off	—	(362)	—	(362)
Recoveries on charged off loans	3	1	4	8
Balance, end of period	$47	$684	$628	$1,359

	Commercial and		Construction and
Six months ended June 30, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$35	$378	$—	$413
Provision for loan losses	12	822	622	1,456
Loans charged off	(6)	(521)	—	(527)
Recoveries on charged off loans	6	5	6	17
Balance, end of period	$47	$684	$628	$1,359

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2018	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	791	83,346	1,360	85,497
PCI Loans	147	75,326	—	75,473
	$938	$158,672	$1,360	$160,970

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	861	92,444	1,711	95,016
PCI Loans	194	86,915	4	87,113
	$1,055	$179,359	$1,715	$182,129

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2018	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	4	19	—	23
PCI Loans	15	1,936	—	1,951
	$19	$1,955	$—	$1,974

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	5	24	3	32
PCI Loans	19	2,678	—	2,697
	$24	$2,702	$3	$2,729

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$35,777	$45,374	$36,744	$51,642
Additions to covered OREO	2,351	3,404	4,846	5,127
Dispositions of covered OREO	(2,565)	(5,531)	(4,972)	(12,330)
Valuation adjustments in the period	(668)	(943)	(1,723)	(2,135)
Balance, end of period	$34,895	$42,304	$34,895	$42,304

During the three and six months ended June 30, 2018 and 2017, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required. The downward valuations recorded during the three and six months ended June 30, 2018 and 2017 were related to covered assets subject to the loss-share agreements with the FDIC.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$25,458	$47,940	$29,340	$71,313
FDIC Indemnification Asset accretion (amortization)	(1,933)	(4,236)	(5,815)	(8,185)
Transfers to due from FDIC and other	—	(3,400)	—	(22,824)
Balance, end of period	$23,525	$40,304	$23,525	$40,304

As of June 30, 2018, the Bank had billed $147.8 million to and collected $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$63,957	$45,573	$54,714	$61,968
Additions	3,068	1,266	9,729	2,490
Sales	(9,303)	—	(9,303)	(17,499)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	1,032	(2,064)	4,673	(1,207)
Due to customer payoffs	(1,381)	(1,195)	(2,440)	(2,172)
Balance, end of period	$57,373	$43,580	$57,373	$43,580

	June 30,	December 31,
	2018	2017
Mortgage loans serviced for others	$4,394,219	$4,762,042
MSR asset as a percentage of serviced mortgage loans	1.31%	1.15%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2018	2017
Weighted average constant prepayment rate	9.27%	10.93%
Weighted average discount rate	11.09%	11.03%
Weighted average life (in years)	7.6	6.9

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A  sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2018	2017
Constant prepayment rate:
Impact of 10% adverse change	$(1,704)	$(1,948)
Impact of 20% adverse change	(3,473)	(3,839)
Discount rate:
Impact of 10% adverse change	(2,401)	(2,135)
Impact of 20% adverse change	(4,604)	(4,103)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $6.1 million and $5.0 million during the three months ended June 30, 2018 and 2017, respectively, and $11.8 million and $11.5 million during the six months ended June 30, 2018 and 2017, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2018	2017
Noninterest-bearing demand	$2,468,332	$2,411,849
Interest-bearing:
NOW accounts	1,272,098	1,202,752
Money market	2,209,780	2,222,555
Brokered - money market	9,911	101,624
Demand	354,232	411,771
Savings	200,643	218,812
Time	1,298,626	1,313,482
Brokered - time	—	95,274
	$7,813,622	$7,978,119

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2018	2017
Federal funds purchased	$78,350	$101,775
Securities sold under agreements to repurchase	502,885	539,149
Federal Home Loan Bank	675,000	250,000
Short-term bank loans	354,500	315,500
	$1,610,735	$1,206,424

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

	Six Months Ended June 30,
	2018	2017
Average balance during the period	$721,167	$500,830
Average interest rate during the period	1.63%	0.86%

	June 30,	December 31,
	2018	2017
Average interest rate at end of period	1.74%	1.21%
Securities underlying the agreements at end of period:
Carrying value	$514,378	$581,636
Estimated fair value	$531,130	$598,300

Federal Home Loan Bank (“FHLB”) short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Six Months Ended June 30,
	2018	2017
Average balance during the period	$117,956	$355,249
Average interest rate during the period	1.91%	0.92%

	June 30,	December 31,
	2018	2017
Average interest rate at end of period	2.07%	1.30%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2018 and December 31, 2017 was 2.82% and 2.27%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2018	2017
Senior Notes due April 2025, net of discount of $1,469 and $1,545, respectively	$148,531	$148,455
FHLB notes, net of premium of $261 and $436, respectively, with maturities ranging from September 2020 to June 2030	4,603	19,402
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company line of credit due December 31, 2018	—	1,000
Ventures Management lines of credit due January 2019	47,102	12,452
	$227,736	$208,809

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 24.3% and 29.1% during the three months ended June 30, 2018 and 2017, respectively, and 23.9% and 31.4% during the six months ended June 30, 2018 and 2017, respectively. The 2018 effective tax rates approximated the applicable statutory rates. The effective tax rates during the three and six months ended June 30, 2017 were lower than the statutory rate primarily due to a nontaxable increase to other noninterest income recorded as part of the resolution of the SWS matter as discussed in Note 12 to the consolidated financial statements, as the SWS Merger was a tax-free reorganization under Section 368(a) the Internal Revenue Code. The decreases in the Company’s effective tax rates from periods in 2017 to periods in 2018 were primarily driven by the reduction in the corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Legislation. Certain deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation are considered reasonable estimates as of June 30, 2018 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement of calculations, changes in interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

At June 30, 2018 and December 31, 2017, the mortgage origination segment’s indemnification liability reserve totaled $23.9 million and $23.5 million, respectively. The provision for indemnification losses was $1.0 million and $1.1 million during the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $2.0 million during the six months ended June 30, 2018 and 2017, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$32,321	$39,245	$33,702	$40,669
Claims made	5,361	8,650	12,350	17,029
Claims resolved with no payment	(5,892)	(9,991)	(11,753)	(18,088)
Repurchases	(1,245)	(226)	(3,334)	(1,688)
Indemnification payments	—	(5,124)	(420)	(5,368)
Balance, end of period	$30,545	$32,554	$30,545	$32,554

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$23,332	$18,952	$23,472	$18,239
Additions for new sales	1,014	1,145	1,743	1,992
Repurchases	(85)	(23)	(245)	(125)
Early payment defaults	(41)	(60)	(188)	(129)
Indemnification payments	(4)	(671)	(121)	(713)
Change in reserves for loans sold in prior years	(306)	3,024	(751)	3,103
Balance, end of period	$23,910	$22,367	$23,910	$22,367

	June 30,	December 31,
	2018	2017
Reserve for Indemnification Liability:
Specific claims	$999	$646
Incurred but not reported claims	22,911	22,826
Total	$23,910	$23,472

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Other Contingencies

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.6 million at June 30, 2018 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. The initial estimate of the FDIC Indemnification Asset at the Bank Closing Date was recorded at the present value of 80% of $240.4 million. As of June 30, 2018, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As of June 30, 2018, the Bank had billed $184.7 million of covered net losses to the FDIC, of which 80%, or $147.8 million, were reimbursable under the loss-share agreements. As of June 30, 2018, the Bank had received aggregate reimbursements of $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at June 30, 2018 and outstanding financial and performance standby letters of credit of $25.1 million at June 30, 2018.

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

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At June 30, 2018, 1,267,430 shares of common stock remained available for issuance pursuant to awards granted under the 2012 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $2.5 million and $3.2 million during the three months ended June 30, 2018 and 2017, respectively, and $4.8 million and $5.9 million during the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018 and 2017, Hilltop granted 10,024 and 7,513 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the six months ended June 30, 2018 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2017	1,318	$20.89
Granted	457	$23.37
Vested/Released	(355)	$19.79
Forfeited	(100)	$19.78
Balance, June 30, 2018	1,320	$22.13

Vested/Released RSUs include an aggregate of 73,661 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2018. Pursuant to certain RSU award agreements, an aggregate of 17,481 vested RSUs at June 30, 2018 require deferral of the settlement in shares and statutory tax obligations to a future date.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the six months ended June 30, 2018, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 433,268 RSUs pursuant to the 2012 Plan. At June 30, 2018, 335,560 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 84,626 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At June 30, 2018, in the aggregate, 1,061,629 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 258,773 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2018, unrecognized compensation expense related to outstanding RSUs of $17.9 million is expected to be recognized over a weighted average period of 1.65 years.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as shown in the table below, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of June 30, 2018, as well as the fully phased-in requirements through 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at June 30, 2018 and December 31, 2017, respectively (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2018
Tier 1 capital (to average assets):
PlainsCapital	$1,174,264	12.80%	4.0%	4.0%	5.0%
Hilltop	1,689,009	12.90%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,174,264	14.59%	6.375%	7.0%	6.5%
Hilltop	1,643,623	17.61%	6.375%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,174,264	14.59%	7.875%	8.5%	8.0%
Hilltop	1,689,009	18.10%	7.875%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,237,812	15.38%	9.875%	10.5%	10.0%
Hilltop	1,733,360	18.58%	9.875%	10.5%	N/A

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017
Tier 1 capital (to average assets):
PlainsCapital	$1,147,527	12.32%	4.0%	4.0%	5.0%
Hilltop	1,688,358	12.94%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	5.75%	7.0%	6.5%
Hilltop	1,639,009	17.71%	5.75%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	7.25%	8.5%	8.0%
Hilltop	1,688,358	18.24%	7.25%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,212,793	15.29%	9.25%	10.5%	10.0%
Hilltop	1,738,325	18.78%	9.25%	10.5%	N/A

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

At June 30, 2018, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$205,730	$3,362
Less: required net capital	11,427	250
Excess net capital	$194,303	$3,112

Net capital as a percentage of aggregate debit items	36.0%
Net capital in excess of 5% aggregate debit items	$177,161

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At June 30, 2018 and December 31, 2017, the Hilltop Broker-Dealers held cash of $128.4 million and $186.6 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2018 or December 31, 2017.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by the HUD and the GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of June 30, 2018, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	June 30,	December 31,
	2018	2017
Capital and surplus:
National Lloyds Insurance Company	$93,578	$93,812
American Summit Insurance Company	23,910	22,778

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory net income (loss):
National Lloyds Insurance Company	$(2,633)	$(7,152)	$1,134	$(6,516)
American Summit Insurance Company	394	(309)	1,283	523

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2018, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2018, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

16. Stockholders’ Equity

Dividends

On July 26, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.07 per common share, payable on August 31, 2018, to all common stockholders of record as of the close of business on August 15, 2018.

Stock Repurchase Program

In January 2018, the Hilltop board of directors authorized a new stock repurchase program through January 2019 pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. In July 2018, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program to $100.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During the six months ended June 30, 2018, the Company paid $38.8 million to repurchase an aggregate of 1,702,696 shares of common stock at an average price of $22.81 per share. These shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. The Company’s stock repurchase program and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2017 Form 10-K.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments decreased $3.1 million and increased $8.8 million during the three months ended June 30, 2018 and 2017, respectively, and increased $6.9 million and $9.5 million during the six months ended June 30, 2018 and 2017, respectively. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivatives increased $3.0 million and $9.9 million during the three months ended June 30, 2018 and 2017, respectively, while the fair values of the Bank’s derivatives increased nominally during the three months ended June 30, 2018 and 2017, respectively. The fair values of the Hilltop Broker-Dealers’ derivatives decreased $2.2 million and increased $16.2 million during the six months ended June 30, 2018 and 2017, respectively, while the fair values of the Bank’s derivatives increased $0.2 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively.

Derivative positions are presented in the following table (in thousands).

	June 30, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,390,728	$31,475	$850,850	$18,851
Customer-based written options	30,889	(109)	21,637	38
Customer-based purchased options	30,889	109	21,637	(38)
Commitments to purchase MBSs	3,153,297	7,297	2,831,635	(921)
Commitments to sell MBSs	5,753,361	(13,112)	4,963,498	2,972
Interest rate swaps	24,102	211	25,971	51
U.S. Treasury bond futures and options (1)	198,000	—	214,500	—

(1)    Changes in the fair value of these contracts are settled daily with PrimeLending’s counterparty.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

PrimeLending had cash collateral advances totaling $8.2 million and $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at June 30, 2018 and December 31, 2017, respectively. In addition, PrimeLending advanced cash collateral totaling $3.2 million on its U.S. Treasury bond futures and options at both June 30, 2018 and December 31, 2017. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2018
Securities borrowed:
Institutional counterparties	$1,491,182	$—	$1,491,182	$(1,424,434)	$—	$66,748

Interest rate options:
Customer counterparties	109	—	109	—	—	109

Interest rate swaps:
Institutional counterparties	211	—	211	(909)	—	(698)

Reverse repurchase agreements:
Institutional counterparties	229,172	—	229,172	(228,049)	—	1,123

Forward MBS derivatives:
Institutional counterparties	7,297	—	7,297	(7,297)	—	—
	$1,727,971	$—	$1,727,971	$(1,660,689)	$—	$67,282
December 31, 2017
Securities borrowed:
Institutional counterparties	$1,386,821	$—	$1,386,821	$(1,327,536)	$—	$59,285

Interest rate options:
Customer counterparties	38	—	38	—	—	38

Reverse repurchase agreements:
Institutional counterparties	186,537	—	186,537	(186,026)	—	511

Forward MBS derivatives:
Institutional counterparties	3,576	—	3,576	(3,576)	—	—
	$1,576,972	$—	$1,576,972	$(1,517,138)	$—	$59,834

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2018
Securities loaned:
Institutional counterparties	$1,316,128	$—	$1,316,128	$(1,254,389)	$—	$61,739

Interest rate options:
Institutional counterparties	109	—	109	—	—	109

Repurchase agreements:
Institutional counterparties	418,566	—	418,566	(418,566)	—	—
Customer counterparties	84,319	—	84,319	(84,319)	—	—

Forward MBS derivatives:
Institutional counterparties	14,050	(938)	13,112	(7,123)	—	5,989
	$1,833,172	$(938)	$1,832,234	$(1,764,397)	$—	$67,837
December 31, 2017
Securities loaned:
Institutional counterparties	$1,215,093	$—	$1,215,093	$(1,157,198)	$—	$57,895

Interest rate options:
Institutional counterparties	38	—	38	—	—	38

Interest rate swaps:
Institutional counterparties	35	(86)	(51)	(1,059)	—	(1,110)

Repurchase agreements:
Institutional counterparties	409,058	—	409,058	(409,058)	—	—
Customer counterparties	130,091	—	130,091	(130,091)	—	—

Forward MBS derivatives:
Institutional counterparties	2,696	(1,171)	1,525	(1,295)	—	230
	$1,757,011	$(1,257)	$1,755,754	$(1,698,701)	$—	$57,053

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2018 and December 31, 2017.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2018	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$145,005	$—	$—	$—	$145,005
Asset-backed securities	357,880	—	—	—	357,880

Securities lending transactions:
Corporate securities	1,266	—	—	—	1,266
Equity securities	1,314,862	—	—	—	1,314,862
Total	$1,819,013	$—	$—	$—	$1,819,013

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,819,013
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2017	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$181,915	$—	$—	$—	$181,915
Asset-backed securities	357,234	—	—	—	357,234

Securities lending transactions:
Corporate securities	11,499	—	—	—	11,499
Equity securities	1,203,594	—	—	—	1,203,594
Total	$1,754,242	$—	$—	$—	$1,754,242

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,754,242
Amount related to agreements not included in offsetting disclosure above					$—

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2018	2017
Receivables:
Securities borrowed	$1,491,182	$1,386,821
Securities failed to deliver	58,522	25,491
Trades in process of settlement	47,174	29,412
Other	18,073	22,654
	$1,614,951	$1,464,378
Payables:
Securities loaned	$1,316,128	$1,215,093
Correspondents	26,537	30,160
Securities failed to receive	60,041	37,864
Other	7,198	4,446
	$1,409,904	$1,287,563

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	June 30,	December 31,
	2018	2017
Reserve for unpaid losses and allocated LAE balance, net	$21,004	$17,470
Reinsurance recoverables on unpaid losses	6,091	11,495
Unallocated LAE	1,148	1,248
Reserve for unpaid losses and LAE balance, gross	$28,243	$30,213

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

			June 30, 2018
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Six Months Ended June 30, 2018		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2014	83,640	84,050	87	13,150
2015	86,175	87,205	410	15,121
2016	82,671	84,614	1,490	21,451
2017	85,089	89,107	2,659	21,308
2018	23,338	36,431	5,669	5,779
Total	360,913	$381,407
	510	All outstanding reserves prior to 2014, net of reinsurance
	$21,004	Reserve for unpaid losses and allocated LAE, net of reinsurance

21. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2018, total reinsurance recoverables and receivables had a carrying value of $8.8 million, which is included in other assets within the consolidated balance sheets. There was no allowance for uncollectible accounts at June 30, 2018, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$35,801	$33,372	$37,792	$36,753	$68,886	$66,740	$73,588	$73,952
Reinsurance assumed	3,567	3,111	3,358	2,910	6,609	6,111	6,227	5,728
Reinsurance ceded	(2,335)	(2,378)	(2,974)	(3,643)	(4,345)	(4,431)	(6,187)	(7,520)
Net premiums	$37,033	$34,105	$38,176	$36,020	$71,150	$68,420	$73,628	$72,160

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Losses and LAE incurred	$23,869	$33,352	$37,321	$55,654
Reinsurance recoverables	540	(168)	2,620	(770)
Net loss and LAE incurred	$24,409	$33,184	$39,941	$54,884

Catastrophic coverage

At June 30, 2018, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million of reinsurance coverage in excess of its $1.5 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8 million is comprised of three layers of protection: $17 million in excess of $8 million retention and/or loss; $30 million in excess of $25 million loss; and $50 million in excess of $55 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At June 30, 2018, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$87,958	$12,890	$704	$793	$(2,482)	$4,985	$104,848
Provision for loan losses	—	340	—	—	—	—	340
Noninterest income	10,644	73,589	162,759	36,546	1,436	(5,540)	279,434
Noninterest expense	65,542	77,967	150,026	39,712	5,340	(70)	338,517
Income (loss) before income taxes	$33,060	$8,172	$13,437	$(2,373)	$(6,386)	$(485)	$45,425

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$174,596	$25,441	$1,645	$1,580	$(4,573)	$9,579	$208,268
Provision (recovery) for loan losses	(1,531)	64	—	—	—	—	(1,467)
Noninterest income	20,823	142,135	289,862	71,564	724	(10,531)	514,577
Noninterest expense	124,913	155,743	280,729	70,725	14,743	(134)	646,719
Income (loss) before income taxes	$72,037	$11,769	$10,778	$2,419	$(18,592)	$(818)	$77,593

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$102,191	$10,349	$996	$602	$(2,288)	$4,126	$115,976
Provision for loan losses	5,405	448	—	—	—	—	5,853
Noninterest income	25,499	92,810	179,637	38,413	12,608	(4,275)	344,692
Noninterest expense	62,511	86,901	161,369	49,416	6,298	(244)	366,251
Income (loss) before income taxes	$59,774	$15,810	$19,264	$(10,401)	$4,022	$95	$88,564

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$184,274	$18,837	$(885)	$1,119	$(4,823)	$9,554	$208,076
Provision for loan losses	7,241	316	—	—	—	1	7,558
Noninterest income	37,910	175,362	323,275	76,723	12,609	(9,748)	616,131
Noninterest expense	123,325	168,558	293,207	86,429	15,685	(461)	686,743
Income (loss) before income taxes	$91,618	$25,325	$29,183	$(8,587)	$(7,899)	$266	$129,906

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
June 30, 2018
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,778,476	$3,445,391	$2,171,149	$292,186	$2,078,735	$(4,076,763)	$13,689,174

December 31, 2017
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,558,718	$3,394,911	$1,937,327	$291,639	$2,106,978	$(3,923,787)	$13,365,786

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

shares, excluding the participating securities, were issued using the treasury stock method. During the three months ended June 30, 2018, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Income attributable to Hilltop	$33,080	$62,476	$57,521	$88,910
Less: income applicable to participating shares	—	(2)	—	(3)
Net earnings available to Hilltop common stockholders	$33,080	$62,474	$57,521	$88,907

Weighted average shares outstanding - basic	95,270	98,154	95,625	98,295

Basic earnings per common share	$0.35	$0.64	$0.60	$0.90

Diluted earnings per share:
Income attributable to Hilltop	$33,080	$62,476	$57,521	$88,910

Weighted average shares outstanding - basic	95,270	98,154	95,625	98,295
Effect of potentially dilutive securities	88	260	102	281
Weighted average shares outstanding - diluted	95,358	98,414	95,727	98,576

Diluted earnings per common share	$0.35	$0.63	$0.60	$0.90

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					June 30, 2018
						Total of
						Incurred
						But Not
						Reported
						Reserves Plus	Cumulative
	June 30, 2018					Development	Number of
Accident	2014	2015	2016	2017	2018	On Reported	Reported
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Claims	Claims
2014	$83,784	$85,037	$84,221	$84,074	$84,050	$87	13,150
2015		89,646	88,477	87,262	87,205	410	15,121
2016			84,771	85,189	84,614	1,490	21,451
2017				87,899	89,107	2,659	21,308
2018					36,431	5,669	5,779
					$381,407

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	June 30, 2018
Accident	2014	2015	2016	2017	2018
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2014	$70,831	$79,713	$81,684	$83,346	$83,640
2015		71,820	82,940	85,507	86,175
2016			71,543	81,682	82,671
2017				77,675	85,089
2018					23,338
Total					$360,913
All outstanding reserves prior to 2014, net of reinsurance					510
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance					$21,004

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make, and the timing of, strategic acquisitions, the costs of integration of the operations of acquired businesses, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected losses on covered loans and related reimbursements from or to the Federal Deposit Insurance Corporation (“FDIC”), anticipated amortization of the value of the receivable under our loss-share agreements with the FDIC (“FDIC Indemnification Asset”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

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

During the three and six months ended June 30, 2018, our net income to common stockholders was $33.1 million, or $0.35 per diluted share, and $57.5 million, or $0.60 per diluted share, respectively. We declared total common dividends of $0.07 and $0.14 per share during the three and six months ended June 30, 2018, respectively, which resulted in a dividend payout ratios of 20.16% and 23.28%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $38.8 million to repurchase our common stock during the six months ended June 30, 2018.

We reported $45.4 million and $77.6 million of consolidated income before income taxes during the three and six months ended June 30, 2018, respectively, including the following contributions from our four reportable business segments.

•	The banking segment contributed $33.1 million and $72.0 million of income before income taxes during the three and six months ended June 30, 2018, respectively;
•	The broker-dealer segment contributed $8.2 million and $11.8 million of income before income taxes during the three and six months ended June 30, 2018, respectively;
•	The mortgage origination segment $13.4 million and $10.8 million of income before income taxes during the three and six months ended June 30, 2018, respectively; and
•	The insurance segment incurred losses before income taxes of $2.4 million and contributed income before income taxes of $2.4 million during the three and six months ended June 30, 2018, respectively.

At June 30, 2018, on a consolidated basis, we had total assets of $13.7 billion, total deposits of $7.8 billion, total loans, including loans held for sale, of $8.4 billion and stockholders’ equity of $1.9 billion.

On February 13, 2018, we entered into a definitive agreement to acquire privately-held, Houston-based The Bank of River Oaks (“BORO”) in an all-cash transaction. Under the terms of the definitive agreement, we have agreed to pay cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. As of December 31, 2017, BORO had total assets, gross loans and deposits of $454.4 million, $343.6 million and $406.1 million, respectively. The acquisition was approved by BORO shareholders in May 2018 and was subsequently approved by regulators. The transaction is expected to close on or about August 1, 2018. Once completed, BORO will be merged into the Bank, and  all customer accounts are expected to be converted to the PlainsCapital Bank platform by December 31, 2018.

During the three and six months ended June 30, 2017, our consolidated income before taxes included the recognition within corporate of a pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from our acquisition of SWS (the “SWS Merger”) as discussed in detail in Note 12, Commitments and Contingencies, in addition to the recognition within the Bank of an insurance receivable and related other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery.

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improved operational efficiencies throughout our organization. During 2018, we have started making significant investment in new technological solutions, substantial core system upgrades and other technology enhancements, and are working on preliminary plans for additional investments in such solutions, upgrades and enhancements. In combination with these technology enhancements, we have begun the consolidation of common back office functions. We believe that costs incurred related to these technology investments and corporate initiatives will begin to represent an increasingly significant portion of our noninterest expenses in the near term, but are making such investments with the expectation that they will result in cost savings over the long term.

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

The broker-dealer segment includes the operations of Securities Holdings. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly owned subsidiary of Securities Holdings, is a registered investment adviser under the Investment Advisers Act of 1940.

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

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$87,958	$12,890	$704	$793	$(2,482)	$4,985	$104,848
Provision for loan losses	—	340	—	—	—	—	340
Noninterest income	10,644	73,589	162,759	36,546	1,436	(5,540)	279,434
Noninterest expense	65,542	77,967	150,026	39,712	5,340	(70)	338,517
Income (loss) before income taxes	$33,060	$8,172	$13,437	$(2,373)	$(6,386)	$(485)	$45,425

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$174,596	$25,441	$1,645	$1,580	$(4,573)	$9,579	$208,268
Provision (recovery) for loan losses	(1,531)	64	—	—	—	—	(1,467)
Noninterest income	20,823	142,135	289,862	71,564	724	(10,531)	514,577
Noninterest expense	124,913	155,743	280,729	70,725	14,743	(134)	646,719
Income (loss) before income taxes	$72,037	$11,769	$10,778	$2,419	$(18,592)	$(818)	$77,593

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$102,191	$10,349	$996	$602	$(2,288)	$4,126	$115,976
Provision for loan losses	5,405	448	—	—	—	—	5,853
Noninterest income	25,499	92,810	179,637	38,413	12,608	(4,275)	344,692
Noninterest expense	62,511	86,901	161,369	49,416	6,298	(244)	366,251
Income (loss) before income taxes	$59,774	$15,810	$19,264	$(10,401)	$4,022	$95	$88,564

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$184,274	$18,837	$(885)	$1,119	$(4,823)	$9,554	$208,076
Provision for loan losses	7,241	316	—	—	—	1	7,558
Noninterest income	37,910	175,362	323,275	76,723	12,609	(9,748)	616,131
Noninterest expense	123,325	168,558	293,207	86,429	15,685	(461)	686,743
Income (loss) before income taxes	$91,618	$25,325	$29,183	$(8,587)	$(7,899)	$266	$129,906

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $208.3 million and $208.1 million in net interest income during the six months ended June 30, 2018 and 2017, respectively. Changes in net interest income during the six months ended June 30, 2018, compared with the six months ended June 30, 2017, primarily included a decrease within our banking segment and increases within our broker-dealer and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services. We generated $117.3 million and $124.6 million in securities commissions and fees and investment and securities advisory fees and commissions, and $17.2 million and $46.2 million in gains from derivative and trading portfolio activities (included within other noninterest income) during the six months ended June 30, 2018 and 2017, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2018 and 2017, we generated $288.2 million and $323.4 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $68.4 million and $72.2 million in net insurance premiums earned during the six months ended June 30, 2018 and 2017, respectively.

In the aggregate, we generated $514.6 million and $616.1 million in noninterest income during the six months ended June 30, 2018 and 2017, respectively. This year-over-year decrease in noninterest income was predominantly attributable to decreases of $39.6 million in net gains from sale of loans and other mortgage production income, $7.4 million in investment and securities advisory fees and commissions and $29.0 million in gains from derivative and trading portfolio activities. Additionally, the three and six months ended June 30, 2017 reflect a $15.0 million receivable and related noninterest income within the banking segment related to coverage provided by an insurance policy for forgery, and $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger, both of which were nonrecurring.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended June 30, 2018 was $33.1 million, or $0.35 per diluted share, compared with net income applicable to common stockholders of $62.5 million, or $0.63 per diluted share, during the three months ended June 30, 2017. Net income applicable to common stockholders during the six months ended June 30, 2018 was $57.5 million, or $0.60 per diluted share, compared with net income applicable to common stockholders of $88.9 million, or $0.90 per diluted share, during the six months ended June 30, 2017.

Certain items included in net income for 2018 and 2017 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”) and the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger (collectively, the “Bank Transactions”).  Income before taxes during the three months ended June 30, 2018 included net accretion of $0.4 million, $6.9 million and $0.7 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $1.4 million, $0.1 million and $0.2 million, respectively. During the three months ended June 30, 2017, income before taxes included net accretion of $0.9 million, $20.7 million and $0.8 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $1.6 million, $0.2 million and $0.2 million, respectively. Income before taxes during the six months ended June 30, 2018 included net accretion of $0.9 million, $15.3 million and $1.2 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.9 million, $0.2 million and $0.4 million, respectively. During the six months ended June 30, 2017, income before taxes included net accretion of $1.9 million, $30.4 million and $1.8 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $3.2 million, $0.3 million and $0.4 million, respectively.

In addition, the Bank recorded “true-up” accruals with respect to the FNB Transaction loss-share agreements with the FDIC of $0.1 million and $0.3 million during the three and six months ended June 30, 2018, respectively, compared to $1.1 million and $1.7 million during the three and six months ended June 30, 2017, respectively. The total true-up accrual at June 30, 2018 was $16.6 million. This true-up accrual is based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if the actual losses incurred and billed to the FDIC through loss sharing are below a stated threshold. During the three and six months ended June 30, 2018, the Bank also recorded $1.9 million and $5.8 million, respectively, of amortization of the FDIC Indemnification Asset due to lower projected collections from the FDIC than were originally estimated at the acquisition date.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Performance Ratios:
Return on average stockholder's equity	6.95%	13.24%	6.07%	9.53%
Return on average assets	1.03%	1.94%	0.90%	1.43%
Net interest margin (1) (2) (4) (5)	3.46%	3.98%	3.49%	3.74%
Net interest margin (taxable equivalent) (2) (3) (4) (5)	3.47%	3.99%	3.50%	3.75%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)	Noted measures during the three and six months ended June 30, 2017 reflect certain asset category reclassifications within the detailed calculations to conform with the current period presentation.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% and 35% for the periods presented in 2018 and 2017, respectively. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(4)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 41 basis points and 53 basis points during the three months ended June 30, 2018 and 2017, respectively, and 42 basis points and 51 basis points during the six months ended June 30, 2018 and 2017, respectively.

(5)

During the three months ended June 30, 2018 and 2017, purchase accounting contributed 29 basis points and 82 basis points, respectively, to both net interest margin and taxable equivalent net interest margin. During the six months ended June 30, 2018 and 2017, purchase accounting contributed 33 basis points and 67 basis points, respectively, to both net interest margin and taxable equivalent net interest margin.

We present net interest margin in the table above, and net interest margin and net interest income in the following discussion and tables below, on a taxable equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended June 30, 2018, purchase accounting contributed 29 basis points to our consolidated taxable equivalent net interest margin of 3.47% and primarily related to accretion of discount on loans of $0.8 million, $6.9 million and $0.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.3 million. During the three months ended June 30, 2017, purchase accounting contributed 82 basis points to our consolidated taxable equivalent net interest margin of 3.99% and primarily related to accretion of discount on loans of $1.7 million, $20.7 million and $0.8 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.7 million.

During the six months ended June 30, 2018, purchase accounting contributed 33 basis points to our consolidated taxable equivalent net interest margin of 3.50% and primarily related to accretion of discount on loans of $1.7 million, $15.3 million and $1.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million. During the six months ended June 30, 2017, purchase accounting contributed 67 basis points to our consolidated taxable equivalent net interest margin of 3.75% and primarily related to accretion of discount on loans of $3.2 million, $30.4 million and $1.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.2 million.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,589,149	$18,241	4.59%	$1,672,968	$18,021	4.31%
Loans held for investment, gross (1)	6,374,873	85,683	5.34%	6,121,332	95,772	6.22%
Investment securities - taxable	1,663,257	12,486	3.00%	1,399,402	8,811	2.52%
Investment securities - non-taxable (2)	252,591	1,912	3.03%	232,340	1,903	3.28%
Federal funds sold and securities purchased under agreements to resell	228,786	859	1.51%	147,179	242	0.66%
Interest-bearing deposits in other financial institutions	419,006	1,890	1.81%	550,716	1,375	1.00%
Securities borrowed	1,544,235	17,486	4.48%	1,512,222	9,597	2.51%
Other	69,297	1,691	9.77%	81,230	1,113	5.49%
Interest-earning assets, gross (2)	12,141,194	140,248	4.59%	11,717,389	136,834	4.65%
Allowance for loan losses	(63,944)			(57,976)
Interest-earning assets, net	12,077,250			11,659,413
Noninterest-earning assets	1,286,608			1,359,404
Total assets	$13,363,858			$13,018,817

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,366,535	$10,136	0.76%	$5,140,116	$5,464	0.43%
Securities loaned	1,382,984	15,075	4.37%	1,388,897	7,481	2.16%
Notes payable and other borrowings	1,588,132	9,981	2.51%	1,708,241	7,385	1.72%
Total interest-bearing liabilities	8,337,651	35,192	1.69%	8,237,254	20,330	0.99%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,492,253			2,273,533
Other liabilities	620,900			612,712
Total liabilities	11,450,804			11,123,499
Stockholders’ equity	1,910,316			1,893,052
Noncontrolling interest	2,738			2,266
Total liabilities and stockholders' equity	$13,363,858			$13,018,817

Net interest income (2)		$105,056			$116,504
Net interest spread (2)			2.90%			3.66%
Net interest margin (2)			3.47%			3.99%

	Six Months Ended June 30,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,442,512	$32,854	4.56%	$1,411,964	$29,743	4.21%
Loans held for investment, gross (1)	6,341,997	171,014	5.38%	6,034,582	174,041	5.75%
Investment securities - taxable	1,638,570	23,414	2.86%	1,244,567	15,389	2.47%
Investment securities - non-taxable (2)	255,644	3,942	3.08%	225,904	3,654	3.23%
Federal funds sold and securities purchased under agreements to resell	209,312	1,340	1.29%	132,502	320	0.49%
Interest-bearing deposits in other financial institutions	525,276	4,368	1.68%	612,556	2,648	0.87%
Securities borrowed	1,540,790	33,786	4.36%	1,499,720	17,650	2.34%
Other	70,071	3,143	9.02%	86,236	2,137	4.97%
Interest-earning assets, gross (2)	12,024,172	273,861	4.55%	11,248,031	245,582	4.36%
Allowance for loan losses	(64,569)			(56,809)
Interest-earning assets, net	11,959,603			11,191,222
Noninterest-earning assets	1,257,495			1,377,382
Total assets	$13,217,098			$12,568,604

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,430,242	$18,811	0.70%	$5,039,067	$10,154	0.41%
Securities loaned	1,374,082	28,814	4.23%	1,375,403	13,821	2.03%
Notes payable and other borrowings	1,393,146	17,507	2.52%	1,380,699	12,496	1.81%
Total interest-bearing liabilities	8,197,470	65,132	1.60%	7,795,169	36,471	0.94%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,456,189			2,254,268
Other liabilities	650,557			634,661
Total liabilities	11,304,216			10,684,098
Stockholders’ equity	1,910,736			1,881,809
Noncontrolling interest	2,146			2,697
Total liabilities and stockholders' equity	$13,217,098			$12,568,604

Net interest income (2)		$208,729			$209,111
Net interest spread (2)			2.95%			3.42%
Net interest margin (2)			3.50%			3.75%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% and 35% for the periods presented in 2018 and 2017, respectively. The adjustment to interest income was $0.2 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $1.0 million for the six months ended June 30, 2018 and 2017.

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

On a consolidated basis, net interest income decreased $11.1 million and increased $0.2 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The decrease in net interest income during the three months ended June 30, 2018, compared to the same period in 2017, was primarily related to a decrease in accretion of discount on loans within our banking segment, partially offset by improved spreads within our broker-dealer segment. The increase in net interest income during the six months ended June 30, 2018, compared to the same period in 2017, was primarily related to improved spreads within our broker-dealer segment, offset by a decrease in accretion of discount on loans and changes attributable to both volumes and yields within our banking segment.

The provision (recovery) for loan losses is determined by management as the amount to be added to (recovered from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which related to the banking segment, was $0.3 million and $5.9 million during the three months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $1.3 million and the recovery of charges on PCI loans of $1.0 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $4.4 million and PCI loans of $1.5 million during the three months ended June 30, 2017. During the six months ended June 30, 2018 and

2017, the consolidated provision (recovery) for loan losses, substantially all of which related to the banking segment, was ($1.5) million and $7.6 million, respectively. During the six months ended June 30, 2018, the provision (recovery) for loan losses was comprised of the recovery of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $0.2 million and the recovery of charges on PCI loans of $1.3 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $6.1 million and PCI loans of $1.5 million during the six months ended June 30, 2017.

Consolidated noninterest income decreased $65.3 million and $101.6 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. Consolidated noninterest income during the three and six months ended June 30, 2017 included the previously mentioned insurance receivable and related increase to other noninterest income of $15.0 million in our banking segment and the pre-tax net increase to other noninterest income of $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger. The year-over-year changes in noninterest income, other than the previously mentioned non-recurring items, during the three and six months ended June 30, 2018, compared with the same periods in 2017, were primarily driven by decreases in noninterest income within our broker-dealer and mortgage origination segments.

Consolidated noninterest expense decreased $27.7 million and $40.0 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The year-over-year decreases in noninterest expense during the three and six months ended June 30, 2018, compared with the same periods in 2017, were primarily driven by decreases in noninterest expense within our broker-dealer, mortgage origination and insurance segments, partially offset by a wire fraud loss incurred within the banking segment during the three months ended June 30, 2018 as discussed in more detail in the banking segment discussion below.

Consolidated income tax expense during the three months ended June 30, 2018 and 2017 was $11.0 million and $25.8 million, respectively, reflecting effective tax rates of 24.3% and 29.1%, respectively. Consolidated income tax expense during the six months ended June 30, 2018 and 2017 was $18.5 million and $40.8 million, respectively, reflecting effective tax rates of 23.9% and 31.4%, respectively. The 2018 effective tax rates approximated the applicable statutory tax rates. The effective tax rates during the three and six months ended June 30, 2017 were lower than the then applicable statutory rate due to the nontaxable increase to other noninterest income recorded in the resolution of the SWS matter as previously discussed, as the SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The decreases in our effective tax rates from periods in 2017 to 2018 were driven by the reduction in the corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”). As a result of the Tax Legislation, we expect income tax expense during reporting periods in 2018 to be lower than the corresponding periods in 2017. Certain deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation are considered reasonable estimates as of June 30, 2018 and could be adjusted during the measurement period, which will end in December 2018, as a result of further refinement of our calculations, changes in interpretations and assumptions made, guidance that may be issued and actions we may take as a result of the Tax Legislation.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended June 30, 2018 and 2017 was $33.1 million and $59.8 million, respectively, while income before income taxes in our banking segment during the six months ended June 30, 2018 and 2017 was $72.0 million and $91.6 million, respectively. In addition to the previously mentioned $15.0 million insurance receivable and related noninterest income recognized during the three months ended June 30, 2017, the decreases in income before income taxes during the three and six months ended June 30, 2018, compared with the same periods in 2017, were primarily due to a decline in accretion, increases in deposit rates and a $4.3 million wire fraud loss and related expenses, partially offset by an increase in interest income associated with increases in both rate and volume on the loan portfolio. The wire fraud loss was a result of an unauthorized third party gaining remote access to a single employee’s email account through “spear phishing” and did not involve unauthorized access to other systems or accounts, or to our network. We discovered and blocked the unauthorized access on May 14, 2018. Through such email account, we believe the unauthorized third party also obtained access to personally identifiable information of some customers, including names, account numbers, and, in certain cases, social security numbers. During the second quarter of 2018, in addition to the $4.0 million wire fraud loss, we incurred approximately $0.3 million in costs to investigate the incident, provide identity protection services, including credit monitoring, to customers who may have been impacted and other legal and professional services, all of which were expensed as incurred within the banking segment. We also may incur expenses, including legal and professional services expenses, and claims for damages related to this incident in the future. We have not recorded an accrual for future claims as we have not concluded that such a loss is probable. We have notified our insurance carriers of this incident, and we expect available insurance coverage will reduce our overall financial exposure. In addition, we continue to seek recovery of the wire fraud loss arising from this incident. Given the preliminary nature of such actions, we cannot currently estimate the amount of any future legal or insurance recoveries related to this loss.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Performance Ratios:
Efficiency ratio (1)	66.47%	48.96%	63.92%	55.51%
Return on average assets	1.09%	1.63%	1.20%	1.30%
Net interest margin (2) (4)	4.11%	4.80%	4.13%	4.53%
Net interest margin (taxable equivalent) (3) (4)	4.12%	4.81%	4.14%	4.53%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% and 35% for the periods presented in 2018 and 2017, respectively. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(4)

During the three months ended June 30, 2018 and 2017, purchase accounting contributed 42 basis points and 112 basis points, respectively, to net interest margin and taxable equivalent net interest margin. During the six months ended June 30, 2018 and 2017, purchase accounting contributed 47 basis points and 91 basis points to net interest margin and taxable equivalent net interest margin.

The banking segment presents net interest margin in the table above, and net interest margin and net interest income in the following discussion and tables below, on a taxable equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended June 30, 2018, purchase accounting contributed 42 basis points to the banking segment’s taxable equivalent net interest margin of 4.12% and primarily related to accretion of discount on loans of $0.8 million, $6.9 million and $0.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.3 million. During the three months ended June 30, 2017, purchase accounting contributed 112 basis points to the banking segment’s taxable equivalent net interest margin of 4.81% and primarily related to accretion of discount on loans of $1.7 million, $20.7 million and $0.8 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.7 million.

During the six months ended June 30, 2018, purchase accounting contributed 47 basis points to the banking segment’s taxable equivalent net interest margin of 4.14% and primarily related to accretion of discount on loans of $1.7 million, $15.3 million and $1.2 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million. During the six months ended June 30, 2017, purchase accounting contributed 91 basis points to the banking segment’s taxable equivalent net interest margin of 4.53% and primarily related to accretion of discount on loans of $3.2 million, $30.4 million and $1.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.2 million.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,822,978	$79,173	5.40%	$5,640,067	$90,471	6.37%
Subsidiary warehouse lines of credit	1,462,319	15,444	4.18%	1,545,376	14,655	3.75%
Investment securities - taxable	943,411	5,333	2.26%	883,414	4,162	1.88%
Investment securities - non-taxable (2)	112,148	945	3.37%	124,495	1,179	3.79%
Federal funds sold and securities purchased under agreements to resell	585	1	0.73%	10,794	27	1.00%
Interest-bearing deposits in other financial institutions	190,984	851	1.79%	284,862	773	1.09%
Other	45,529	542	4.76%	66,127	624	3.78%
Interest-earning assets, gross (2)	8,577,954	102,289	4.73%	8,555,135	111,891	5.20%
Allowance for loan losses	(63,044)			(57,738)
Interest-earning assets, net	8,514,910			8,497,397
Noninterest-earning assets	881,822			943,310
Total assets	$9,396,732			$9,440,707

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,029,042	$12,479	1.00%	$4,867,042	$7,220	0.59%
Notes payable and other borrowings	455,002	1,660	1.45%	914,994	2,073	0.90%
Total interest-bearing liabilities	5,484,044	14,139	1.03%	5,782,036	9,293	0.64%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,459,643			2,239,680
Other liabilities	45,262			54,498
Total liabilities	7,988,949			8,076,214
Stockholders’ equity	1,407,783			1,364,493
Total liabilities and stockholders’ equity	$9,396,732			$9,440,707

Net interest income (2)		$88,150			$102,598
Net interest spread (2)			3.70%			4.55%
Net interest margin (2)			4.12%			4.81%

	Six Months Ended June 30,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,808,832	$158,364	5.43%	$5,559,920	$164,248	5.89%
Subsidiary warehouse lines of credit	1,338,227	27,143	4.03%	1,301,375	24,631	3.76%
Investment securities - taxable	924,125	10,159	2.20%	822,734	7,707	1.87%
Investment securities - non-taxable (2)	114,839	1,925	3.35%	125,036	2,370	3.79%
Federal funds sold and securities purchased under agreements to resell	540	2	0.57%	11,486	50	0.88%
Interest-bearing deposits in other financial institutions	286,140	2,325	1.64%	339,955	1,610	0.95%
Other	45,981	1,048	4.56%	71,112	1,159	3.26%
Interest-earning assets, gross (2)	8,518,684	200,966	4.70%	8,231,618	201,775	4.89%
Allowance for loan losses	(63,938)			(56,642)
Interest-earning assets, net	8,454,746			8,174,976
Noninterest-earning assets	886,028			965,116
Total assets	$9,340,774			$9,140,092

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,088,835	$23,655	0.94%	$4,765,219	$13,657	0.58%
Notes payable and other borrowings	368,932	2,322	1.25%	735,228	3,024	0.82%
Total interest-bearing liabilities (3)	5,457,767	25,977	0.96%	5,500,447	16,681	0.61%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,436,115			2,227,775
Other liabilities	47,580			55,112
Total liabilities	7,941,462			7,783,334
Stockholders’ equity	1,399,312			1,356,758
Total liabilities and stockholders’ equity	$9,340,774			$9,140,092

Net interest income (2)		$174,989			$185,094
Net interest spread (2)			3.74%			4.28%
Net interest margin (2)			4.14%			4.53%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% and 35% for the periods presented in 2018 and 2017, respectively. The adjustment to interest income was $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.8 million for the six months ended June 30, 2018 and 2017.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$2,907	$(14,205)	$(11,298)	$7,269	$(13,153)	$(5,884)
Subsidiary warehouse lines of credit	(777)	1,566	789	688	1,824	2,512
Investment securities - taxable	282	889	1,171	942	1,510	2,452
Investment securities - non-taxable (2)	(117)	(117)	(234)	(192)	(253)	(445)
Federal funds sold and securities purchased under agreements to resell	(25)	(1)	(26)	(48)	—	(48)
Interest-bearing deposits in other financial institutions	(255)	333	78	(255)	970	715
Other	(194)	112	(82)	(406)	295	(111)
Total interest income (2)	1,821	(11,423)	(9,602)	7,998	(8,807)	(809)

Interest expense
Deposits	$240	$5,019	$5,259	$927	$9,071	$9,998
Notes payable and other borrowings	(1,029)	616	(413)	(1,489)	787	(702)
Total interest expense	(789)	5,635	4,846	(562)	9,858	9,296

Net interest income (2)	$2,610	$(17,058)	$(14,448)	$8,560	$(18,665)	$(10,105)

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income decreased $14.4 million and $10.1 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $11.4 million and $8.8 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily as a result of decreases in accretion of discount on loans of $14.8 million and $17.1 million, respectively, partially offset by higher loan yields due to increased market rates. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. While we are seeing an increase in loan yields as a result of the rising interest rate environment, a portion of our loan portfolio remains at applicable rate floors, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates, which have also increased our borrowing costs. Absent a decline in interest rates, we believe this trend will continue until contractual rate resets allow our entire loan portfolio to reprice above applicable rate floors. Changes in the volume of interest-earning assets, primarily due to an increase in the loan portfolio, increased taxable equivalent net interest income by $1.8 million and $8.0 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $5.6 million and $9.9 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, due to increases in market interest rates. Short-term interest rates have risen faster than medium and longer term rates, which has reduced the favorable impact of our asset-sensitive position on net interest income. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

The banking segment’s noninterest income was $10.6 million and $25.5 million during the three months ended June 30, 2018 and 2017, respectively, and $20.8 million and $37.9 million during the six months ended June 30, 2018 and 2017, respectively. The decreases in noninterest income during the three and six months ended June 30, 2018 and 2017, compared to the same periods in 2017, were primarily driven by the previously mentioned insurance receivable and related increase in other noninterest income of $15.0 million recorded during the three months ended June 30, 2017 from coverage provided by an insurance policy for forgery related to a single, large loan previously charged off by the Bank. The decreases in noninterest income, other than the previously mentioned insurance receivable, for the six months ended June 30, 2018, compared to the same period in 2017, were primarily driven by a decrease in intercompany financing charges.

The banking segment’s noninterest expenses were $65.5 million and $62.5 million during the three months ended June 30, 2018 and 2017, respectively, and $124.9 million and $123.3 million during the six months ended June 30, 2018 and 2017, respectively. The increases in noninterest expenses during the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily due to the wire fraud loss and related expenses of $4.3 million previously discussed, partially offset by net decreases in expenses related to other real estate owned (“OREO”), employees’ compensation and benefits and other operating expenses.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment was $8.2 million and $15.8 million during the three months ended June 30, 2018 and 2017, respectively, and $11.8 million and $25.3 million during the six months ended June 30, 2018 and 2017. The decreases in income before income taxes during the three and six months ended June 30, 2018, compared with the same periods in 2017, were primarily the result of decreases of $17.2 million and $29.0 million, respectively, in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business. These decreases during the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily due to market volatility, competitive pricing pressures, decreases of 26% and 31%, respectively, in the business line’s to-be-announced (“TBA”) mortgage-backed securities volume and decreases of $3.6 million and $7.4 million, respectively, in investment and securities advisory fees and commissions primarily earned on the underwriting of municipal bond transactions within our public finance business line. The decreases were partially offset by an 85-basis point increase in the federal funds rate during the twelve months preceding June 30, 2018, which led to increases of $1.3 million and $3.3 million, respectively, in fees earned on money market and FDIC insured bank deposits during the three and six months ended June 30, 2018, compared with the same periods in 2017, increases in the net interest income earned from stock lending and margin lending and decreases in variable compensation of $10.5 million and $16.7 million, respectively, during the three and six months ended June 30, 2018, compared with the same periods in 2017, based on less robust financial results.

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

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net interest income:
Securities lending	$2,411	$2,116	$295	$4,972	$3,829	$1,143
Structured finance	3,324	2,307	1,017	5,232	3,443	1,789
Clearing (1)	3,107	2,605	502	6,168	4,753	1,415
Other (1)	4,048	3,321	727	9,069	6,812	2,257
Total net interest income	12,890	10,349	2,541	25,441	18,837	6,604
Noninterest income:
Securities commissions and fees by business line (2):
Capital markets	10,892	10,259	633	21,029	21,658	(629)
Retail	20,084	19,730	354	41,028	39,317	1,711
Clearing	8,854	8,595	259	17,859	17,110	749
Other	1,261	1,015	246	2,654	2,337	317
	41,091	39,599	1,492	82,570	80,422	2,148
Investment and securities advisory fees and commissions by business line:
Public finance	15,088	19,816	(4,728)	27,144	36,688	(9,544)
Capital markets	800	207	593	1,750	507	1,243
Retail	4,688	4,102	586	9,050	7,847	1,203
Structured finance	1,059	1,119	(60)	1,714	2,142	(428)
Clearing	285	291	(6)	577	552	25
Other	45	2	43	84	3	81
	21,965	25,537	(3,572)	40,319	47,739	(7,420)
Other:
Structured finance	5,336	20,701	(15,365)	9,900	34,466	(24,566)
Capital markets	4,863	6,625	(1,762)	7,324	11,697	(4,373)
Other	334	348	(14)	2,022	1,038	984
	10,533	27,674	(17,141)	19,246	47,201	(27,955)
Total noninterest income	73,589	92,810	(19,221)	142,135	175,362	(33,227)
Net revenue (3)	86,479	103,159	(16,680)	167,576	194,199	(26,623)
Noninterest expense (4):
Employees' compensation and benefits	52,418	62,840	(10,422)	104,683	120,080	(15,397)
Other	25,889	24,509	1,380	51,124	48,794	2,330
Total noninterest expense	78,307	87,349	(9,042)	155,807	168,874	(13,067)

Income before income taxes	$8,172	$15,810	$(7,638)	$11,769	$25,325	$(13,556)

(1)	Noted balances during the three and six months ended June 30, 2017 include certain reclassifications to conform with current period presentation.
(2)

Securities commissions and fees includes income of $2.8 million and $1.8 million during the three months ended June 30, 2018 and 2017, respectively, and $5.6 million and $3.6 million during the six months ended June 30, 2018 and 2017, respectively, that is eliminated in consolidation.

(3)	Net revenue is defined as the sum of total net interest income and total noninterest income
(4)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

The broker-dealer segment had net interest income of $12.9 million and $10.3 million during the three months ended June 30, 2018 and 2017, respectively, and $25.4 million and $18.8 million during the six months ended June 30, 2018 and 2017, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increases between the three and six months ended June 30, 2018 and the comparable periods in 2017 were primarily due to improved spreads on customer balances, improved spreads on stock loan balances and an increase in net interest earned on trading securities.

Noninterest income was $73.6 million and $92.8 million during the three months ended June 30, 2018 and 2017, respectively, and $142.1 million and $175.4 million during the six months ended June 30, 2018 and 2017, respectively. The decreases in noninterest income between the three and six months ended June 30, 2018 and the comparable periods in 2017 were primarily due to decreases of $17.1 million and $28.0 million, respectively, in other noninterest income and $3.6 million and $7.4 million, respectively, in investment and securities advisory fees and commissions, which were partially offset by increases of $1.5 million and $2.1 million, respectively, in securities commissions and fees.

Securities commissions and fees increased $1.5 million and $2.1 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The increases were primarily attributable to fees earned on money market accounts and FDIC insured bank deposits by the clearing and retail businesses resulting from the 85-basis point increase in the federal funds rate during the twelve months preceding June 30, 2018.

Investment and securities advisory fees and commissions decreased $3.6 million and $7.4 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to reductions in the number and the aggregate dollar amount of municipal bond transactions as a number of national municipal issuers elected to accelerate certain capital raising initiatives in the fourth quarter of 2017 before the enactment of the Tax Legislation. As a result, we have experienced lower municipal issuance volume in 2018 compared to 2017 and expect this trend to continue for the remainder of 2018.

The decreases in other noninterest income during the three and six months ended June 30, 2018, compared with the same periods in 2017, were primarily the result of $17.2 million and $29.0 million respective decreases in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business primarily due to market volatility, competitive pricing pressures and decreases of 26% and 31%, respectively, in the business line’s TBA mortgage-backed securities volume.

Noninterest expenses were $78.3 million and $87.3 million during the three months ended June 30, 2018 and 2017, respectively, and $155.8 million and $168.9 million during the six months ended June 30, 2018 and 2017, respectively. The decreases in noninterest expenses of $9.0 million and $13.1 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, were primarily due to decreases in the variable compensation and benefits expense components that are based on performance.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Compensation as a % of net revenue	60.6%	60.9%	62.5%	61.8%
FDIC insured program balances at the Bank (end of period)			$1,278,694	$1,301,043
Other FDIC insured program balances (end of period)			$896,739	$1,099,965
Customer margin balances (end of period)			$355,561	$338,514
Customer funds on deposit, including short credits (end of period)			$354,277	$394,335

Public finance:
Number of issues	368	460	604	792
Aggregate amount of offerings	$15,066,403	$19,299,334	$25,715,524	$39,837,764

Capital markets:
Total volumes	$20,505,462	$20,573,899	$36,376,727	$34,441,862
Net inventory (end of period)			$376,388	$311,395

Retail:
Retail employee representatives (end of period)			124	123
Independent registered representatives (end of period)			218	224

Structured finance:
Lock production/TBA volume	$1,318,084	$1,790,385	$2,379,596	$3,460,487

Clearing:
Total tickets	373,385	315,646	779,516	664,785
Correspondents (end of period)			153	170

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$1,491,182	$1,459,990
Interest-bearing liabilities - stock loaned (end of period)			$1,316,128	$1,312,985

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment was $13.4 million and $19.3 million during the three months ended June 30, 2018 and 2017, respectively, and $10.8 million and $29.2 million during the six months ended June 30, 2018 and 2017, respectively. The decreases in income before income taxes during both the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily due to decreases in noninterest income, partially offset by decreases in noninterest expense.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While mortgage interest rates have increased since the beginning of 2017, refinancing volume has remained between 12% and 16% of total loan origination volume during both the three and six months ended June 30, 2018 and 2017. We do not anticipate that any additional increases in mortgage interest rates will significantly impact home purchases volume during the remainder of 2018, as changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2018, funded volume through ABAs was approximately 6% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in five ABAs. We expect production within the ABA channel to remain at approximately 6% of the total loan volume during 2018, a slight increase from 2017.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Mortgage Loan Originations - units	17,007		17,594		29,318		29,986

Mortgage Loan Originations - volume	$4,107,375		$4,058,084		$7,067,172		$6,882,415

Mortgage Loan Originations:
Conventional	$2,529,836	61.59%	$2,442,701	60.19%	$4,289,069	60.69%	$4,165,784	60.53%
Government	998,786	24.32%	1,001,799	24.69%	1,754,865	24.83%	1,676,450	24.36%
Jumbo	354,275	8.63%	378,454	9.33%	629,884	8.91%	654,088	9.50%
Other	224,478	5.46%	235,130	5.79%	393,354	5.57%	386,093	5.61%
	$4,107,375	100.00%	$4,058,084	100.00%	$7,067,172	100.00%	$6,882,415	100.00%

Home purchases	$3,615,991	88.04%	$3,502,128	86.30%	$5,974,683	84.54%	$5,771,266	83.86%
Refinancings	491,384	11.96%	555,956	13.70%	1,092,489	15.46%	1,111,149	16.14%
	$4,107,375	100.00%	$4,058,084	100.00%	$7,067,172	100.00%	$6,882,415	100.00%

Texas	$764,337	18.61%	$889,017	21.91%	$1,328,961	18.80%	$1,511,576	21.96%
California	449,994	10.96%	482,466	11.89%	836,232	11.83%	843,550	12.26%
Florida	309,413	7.53%	239,769	5.91%	526,721	7.45%	414,947	6.03%
Ohio	184,169	4.48%	196,187	4.83%	300,960	4.26%	311,212	4.52%
Arizona	164,240	4.00%	156,183	3.85%	291,449	4.12%	272,682	3.96%
Washington	155,215	3.78%	119,411	2.94%	261,855	3.71%	204,808	2.98%
South Carolina	138,012	3.36%	126,815	3.12%	233,635	3.31%	226,829	3.30%
Missouri	137,557	3.35%	141,237	3.48%	228,145	3.23%	217,544	3.16%
North Carolina	128,157	3.12%	137,481	3.39%	222,105	3.14%	225,275	3.27%
Maryland	121,339	2.95%	126,549	3.12%	210,538	2.98%	209,569	3.04%
All other states	1,554,942	37.86%	1,442,969	35.56%	2,626,571	37.17%	2,444,423	35.52%
	$4,107,375	100.00%	$4,058,084	100.00%	$7,067,172	100.00%	$6,882,415	100.00%

Mortgage Loan Sales - volume	$3,526,603		$3,385,260		$6,712,041		$6,660,427

Refinancing volume decreased to $491.4 million during the three months ended June 30, 2018 from $556.0 million during the three months ended June 30, 2017 (representing 12.0% and 13.7%, respectively, of total loan origination volume), while refinancing volume was relatively unchanged at approximately $1.1 billion during both the six months ended June 30, 2018 and 2017 (representing 15.5% and 16.1%, respectively, of total loan origination volume). Home purchases volume increased 3.3% to $3.6 billion during the three months ended June 30, 2018 from $3.5 billion during the three months ended June 30, 2017, while home purchases volume increased 3.5% to $6.0 billion during the six months ended June 30, 2018, from $5.8 billion during the six months ended June 30, 2017.

The mortgage origination segment’s total loan origination volume during the three and six months ended June 30, 2018 increased 1.2% and 2.7%, respectively, compared to the same periods in 2017, while income before income taxes during the three and six months ended June 30, 2018 decreased 30.2% and 63.1%, respectively, compared to the same periods in 2017. The decreases in income before taxes during the three and six months ended June 30, 2018, compared to the same periods in 2017, were primarily due to decreases in net gains from sale of loans, in addition to decreases in the change in net fair value and related derivative activity of interest rate lock commitments (“IRLCs”) and loans held for sale. These changes were partially offset by decreases in net interest expense and segment operating costs.

Net interest income (expense) of $0.7 million and $1.0 million during the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and ($0.9) million during the six months ended June 30, 2018 and 2017, respectively, was primarily comprised of interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale. The year-over-year improvement in net interest income for the six months ended June 30, 2018 included the effects of slightly increased average hold periods and net yields on mortgage loans held for sale.

Noninterest income was $162.8 million and $179.6 million during the three months ended June 30, 2018 and 2017, respectively, and $289.9 million and $323.3 million during the six months ended June 30, 2018 and 2017, respectively, and was comprised of the following (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net gains from sale of loans	$111,719	$122,484	$(10,765)	$217,824	$242,123	$(24,299)
Mortgage loan origination fees and other related income	29,618	25,976	3,642	50,544	45,532	5,012
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	17,032	27,979	(10,947)	12,494	24,529	(12,035)
Mortgage servicing rights asset	(1,688)	(1,785)	97	(2,830)	(428)	(2,402)
Servicing fees	6,078	4,983	1,095	11,830	11,519	311
	$162,759	$179,637	$(16,878)	$289,862	$323,275	$(33,413)

Net gains from sale of loans decreased 8.8% and 10.0% during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Mortgage loan origination fees increased 14.0% and 11.0% during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The decreases in net gains from sale of loans during the three and six months ended June 30, 2018, compared with the same periods in 2017, were primarily a result of decreases in average loan sales margin, partially offset by slight increases in total loan sales volume of 4.2% and 0.8% during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The decreases in average loan sales margin were primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume. The increases in mortgage loan origination fees were primarily the result of increases in average mortgage loan origination fees, in addition to a slight increase in total loan origination volume, during three and six months ended June 30, 2018, compared with the same periods in 2017.

Noninterest income included increases of $17.0 million and $12.5 million during the three and six months ended June 30, 2018, respectively, compared with increases of $28.0 million and $24.5 million during the three and six months ended June 30, 2017, respectively, in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increase during the three months ended June 30, 2018 was primarily the result of an increase in the volume of IRLCs and mortgage loans, in addition to an increase in the average value of individual IRLCs and mortgage loans. The increase during the six months ended June

30, 2018 was primarily the result of an increase in the volume of IRLCs and mortgage loans, partially offset by a decrease in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended June 30, 2018, the mortgage origination segment retained servicing on approximately 7% of loans sold, compared to 5% during the same period in 2017. During the six months ended June 30, 2018, the mortgage origination segment retained servicing on approximately 12% of loans sold, compared to 4% during the same period in 2017. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $58.9 million on $4.5 billion of serviced loan volume at June 30, 2018, compared with a value of $55.8 million on $4.9 billion of serviced loan volume at December 31, 2017. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $1.7 million and $2.8 million during the three and six months ended June 30, 2018, respectively, compared to net losses of $1.8 million and $0.4 million during the three and six months ended June 30, 2017. Additionally, net servicing income was $2.9 million and $5.4 million during the three and six months ended June 30, 2018, respectively, compared with $1.6 million and $4.8 million during the same periods in 2017. In May 2018 and March 2017, the mortgage origination segment sold MSR assets of $9.3 million and $17.5 million, respectively, which represented $834.3 million and $1.7 billion of its serviced loan volume at the time.

Noninterest expenses were $150.0 million and $161.4 million during the three months ended June 30, 2018 and 2017, respectively, and $280.7 million and $293.2 million during the six months ended June 30, 2018 and 2017, respectively. Noninterest expenses were comprised of the items set forth in the table below (in thousands). Reclassifications of $2.4 million and $4.5 million from variable compensation to segment operating costs were made to the amounts presented below for the three and six months ended June 30, 2017, respectively, to conform with the current period presentation.

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Variable compensation	$66,531	$69,445	$(2,914)	$112,823	$114,286	$(1,463)
Segment operating costs	74,189	81,056	(6,867)	150,654	159,744	(9,090)
Lender paid closing costs	6,134	7,521	(1,387)	10,826	12,500	(1,674)
Servicing expense	3,172	3,347	(175)	6,426	6,677	(251)
	$150,026	$161,369	$(11,343)	$280,729	$293,207	$(12,478)

Employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Variable compensation decreased $2.9 million and $1.5 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, and comprised 59.6% and 60.3% of total employees’ compensation and benefits expenses during the three months ended June 30, 2018 and 2017, respectively, and 55.6% and 55.7% of total employees’ compensation and benefits expenses during the six months ended June 30, 2018 and 2017, respectively. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. A decrease in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria were both responsible for variable compensation decreasing while origination volume increased during both the three and six months ended June 30, 2018, compared to the same periods in 2017.

While total loan origination volume increased 1.2% and 2.7% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, the mortgage origination segment’s operating costs decreased 8.5% and 5.7%, respectively. The decrease in segment operating costs during the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to a decrease in indemnification liability reserve expense, in addition to decreases in legal, administrative, loan delivery, and business development costs, partially offset by an increase in professional fees associated with software development projects. The decrease in segment operating costs during the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to a decrease in indemnification liability reserve expense, in addition to decreases in administrative, loan origination, loan delivery, and health insurance costs, partially offset by an increase in professional fees associated with software development projects. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

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

Between January 1, 2009 and June 30, 2018, the mortgage origination segment sold mortgage loans totaling $106.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2009, it does not anticipate experiencing significant losses in the future on loans originated prior to 2009 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2009 and June 30, 2018 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$207,536	0.20%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	208,269	0.20%	11,448	0.01%
	$415,805	0.40%	$11,448	0.01%

(1)	Losses incurred include refunded purchased servicing rights.

The mortgage origination segment has established a specific claims indemnification liability reserve for each loan it concludes its obligation to a claimant is both probable and reasonably estimable. An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses.

At June 30, 2018 and December 31, 2017, the mortgage origination segment’s indemnification liability reserve totaled $23.9 million and $23.5 million, respectively. The related provision for indemnification losses was $1.0 million and $1.1 million during the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $2.0 million during the six months ended June 30, 2018 and 2017, respectively.

Insurance Segment

Income (losses) before income taxes in our insurance segment were ($2.4) million and ($10.4) million during the three months ended June 30, 2018 and 2017, respectively, and $2.4 million and ($8.6) million during the six months ended June 30, 2018 and 2017, respectively. The improvements in income (losses) before income taxes during the three and six months ended June 30, 2018, compared with the same periods in 2017, were driven primarily by decreases in loss and LAE due to fewer weather-related events, partially offset by a decline in net insurance premiums earned.

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

We believe that current initiatives to evaluate product offerings and pricing, streamline business activities and expenses and mitigate the impact of future significant weather-related events are critical to improving the insurance segment’s long-term financial condition and operating results. In the event future operating performance is below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the insurance reporting unit may decline and we may be required to record a goodwill impairment charge.

The insurance segment’s operations resulted in combined ratios of 111.1% and 131.8% during the three months ended June 30, 2018 and 2017, respectively, and 98.1% and 115.1% during the six months ended June 30, 2018 and 2017. The decrease in the combined ratios during the three and six months ended June 30, 2018, compared with the same periods in 2017, were primarily driven by decreases in the loss and LAE ratios due to fewer weather-related events. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $36.5 million and $38.4 million during the three months ended June 30, 2018 and 2017, respectively, included net insurance premiums earned of $34.1 million and $36.0 million, respectively. Noninterest income of $71.6 million and $76.7 million during the six months ended June 30, 2018 and 2017, respectively, included net insurance premiums earned of $68.4 million and $72.2 million, respectively. The year-over-year decrease in net insurance premiums earned was due to the effect of decreases in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Direct Insurance Premiums Written:
Homeowners	$14,248	$15,259	$(1,011)	$26,721	$29,158	$(2,437)
Fire	10,967	11,686	(719)	21,171	22,636	(1,465)
Mobile Home	9,848	10,018	(170)	19,579	20,164	(585)
Commercial	691	781	(90)	1,344	1,553	(209)
Other	47	48	(1)	71	77	(6)
	$35,801	$37,792	$(1,991)	$68,886	$73,588	$(4,702)

The total direct insurance premiums written for our three largest insurance product lines decreased by $1.9 million and $4.5 million during the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net Insurance Premiums Earned:
Homeowners	$13,605	$14,559	$(954)	$26,540	$28,592	$(2,052)
Fire	10,444	11,142	(698)	21,028	22,197	(1,169)
Mobile Home	9,353	9,529	(176)	19,446	19,773	(327)
Commercial	657	743	(86)	1,335	1,522	(187)
Other	46	47	(1)	71	76	(5)
	$34,105	$36,020	$(1,915)	$68,420	$72,160	$(3,740)

Net insurance premiums earned during the three and six months ended June 30, 2018 decreased compared to the same periods in 2017, primarily due to the decrease in net premiums written noted above.

Noninterest expenses of $39.7 million and $49.4 million during the three months ended June 30, 2018 and 2017, respectively, and $70.7 million and $86.4 million during the six months ended June 30, 2018 and 2017, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended June 30, 2018 was $24.4 million, compared with $33.2 million during the same period in 2017, resulting in loss and LAE ratios of 71.6% and 92.1%, respectively. Loss and LAE during the six months ended June 30, 2018 and 2017 was $39.9 million, compared with $54.9 million during the same period in 2017, resulting in loss and LAE ratios of 58.4% and 76.1%, respectively. The decrease in the loss and LAE ratio during the three months ended June 30, 2018, compared to the same period in 2017, was primarily driven by a 26.4% decrease in loss and LAE expense, compared to premiums earned decreasing by 5.3%. The decrease in the loss and LAE ratio during the six months ended June 30, 2018, compared to the same period in 2017, was primarily driven by a 27.2% decrease in loss and LAE expense, compared to premiums earned decreasing by 5.2%.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Amortization of deferred policy acquisition costs	$9,478	$9,531	$(53)	$18,568	$18,627	$(59)
Other underwriting expenses	5,046	5,792	(746)	10,577	11,468	(891)
Total	14,524	15,323	(799)	29,145	30,095	(950)
Agency expenses	(1,061)	(1,039)	(22)	(1,982)	(1,925)	(57)
Total less agency expenses	$13,463	$14,284	$(821)	$27,163	$28,170	$(1,007)
Net insurance premiums earned	$34,105	$36,020	$(1,915)	$68,420	$72,160	$(3,740)
Expense ratio	39.5%	39.7%	(0.2)%	39.7%	39.0%	0.7%

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions. Investment and interest income earned was $0.4 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

Noninterest income was $1.4 million and $12.6 million during the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $12.6 million during the six months ended June 30, 2018 and 2017, respectively. Noninterest income during the three and six months ended June 30, 2018 included net noninterest income associated with activity within our merchant bank subsidiary. Noninterest income during both the three and six months ended June 30, 2017 was primarily comprised of the previously mentioned pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger.

Interest expense was $2.8 million and $2.4 million during the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $5.0 million during the six months ended June 30, 2018 and 2017. Interest expense during each period was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) and quarterly interest expense of approximately $0.9 million on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest expenses of $5.3 million and $6.3 million during the three months ended June 30, 2018 and 2017, respectively, and $14.7 million and $15.7 million during the six months ended June 30, 2018 and 2017, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2018 as compared with December 31, 2017.

Securities Portfolio

At June 30, 2018, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2018	2017
Trading securities, at fair value
U.S. Treasury securities	$1,033	$—
U.S. government agencies:
Bonds	57,996	52,078
Residential mortgage-backed securities	338,892	372,817
Commercial mortgage-backed securities	8,664	6,125
Collateralized mortgage obligations	1	5,122
Corporate debt securities	80,361	96,182
States and political subdivisions	112,646	170,413
Unit investment trusts	27,480	22,612
Private-label securitized product	3,684	1,631
Other	3,440	3,705
	634,197	730,685
Securities available for sale, at fair value
U.S. Treasury securities	34,548	24,669
U.S. government agencies:
Bonds	69,939	96,640
Residential mortgage-backed securities	302,788	243,505
Commercial mortgage-backed securities	11,578	12,023
Collateralized mortgage obligations	277,042	233,812
Corporate debt securities	56,988	68,662
States and political subdivisions	58,335	65,008
	811,218	744,319
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	39,016	39,015
Residential mortgage-backed securities	24,051	16,130
Commercial mortgage-backed securities	79,776	71,373
Collateralized mortgage obligations	157,000	173,928
States and political subdivisions	53,349	55,403
	353,192	355,849

Equity securities, at fair value	21,218	21,241

Total securities portfolio	$1,819,825	$1,852,094

We had net unrealized losses of $15.3 million and $3.9 million at June 30, 2018 and December 31, 2017, respectively, related to the available for sale investment portfolio, net unrealized losses associated with the securities held to maturity portfolio of $13.5 million and $5.9 million at June 30, 2018 and December 31, 2017, respectively, and net unrealized gains of $1.0 million and $1.6 million at June 30, 2018 and December 31, 2017, respectively, related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2018, the banking segment’s securities portfolio of $1.1 billion was comprised of trading securities of $6.2 million, available for sale securities of $698.8 million, equity securities of $0.2 million and held to maturity securities of $353.2 million, in addition to $13.9 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $628.0 million at June 30, 2018. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $251.6 million at June 30, 2018. The Hilltop Broker-Dealers continue to evaluate market opportunities and from time to time will hold residential mortgage-backed securities in firm inventory which are sold to institutional clients and other counterparties.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. The insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At June 30, 2018, the insurance segment’s securities portfolio was comprised of $112.4 million in available for sale securities, $21.0 million of equity securities and $5.0 million of other investments included in other assets within the consolidated balance sheets.

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

	Loans, excluding	PCI	Total
June 30, 2018	PCI Loans	Loans	Loans
Commercial and industrial	$1,650,376	$5,055	$1,655,431
Real estate	3,121,805	20,691	3,142,496
Construction and land development	947,390	919	948,309
Consumer	38,262	—	38,262
Broker-dealer	600,162	—	600,162
Non-covered loans, gross	6,357,995	26,665	6,384,660
Allowance for loan losses	(58,493)	(1,503)	(59,996)
Non-covered loans, net of allowance	$6,299,502	$25,162	$6,324,664

	Loans, excluding	PCI	Total
December 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,675,106	$6,099	$1,681,205
Real estate	2,981,984	29,540	3,011,524
Construction and land development	961,167	1,438	962,605
Consumer	40,319	127	40,446
Broker-dealer	577,889	—	577,889
Non-covered loans, gross	6,236,465	37,204	6,273,669
Allowance for loan losses	(58,919)	(2,038)	(60,957)
Non-covered loans, net of allowance	$6,177,546	$35,166	$6,212,712

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $7.5 billion and $7.2 billion at June 30, 2018 and December 31, 2017, respectively. The banking segment’s non-covered loan portfolio includes warehouse lines of credit extended to PrimeLending of $2.3 billion, of which $1.7 billion and $1.5 billion was drawn at June 30, 2018 and December 31, 2017, respectively. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At June 30, 2018, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 40.0%, 14.3% and 16.4%, respectively, of the banking segment’s total non-covered loans at June 30, 2018. The banking segment’s non-covered loan concentrations were within regulatory guidelines at June 30, 2018.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $599.7 million and $577.5 million at June 30, 2018 and December 31, 2017, respectively. This increase from December 31, 2017 to June 30, 2018 was primarily attributable to increases of $5.8 million in borrowings in margin accounts and $17.5 million in receivables from correspondents.

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

	June 30,	December 31,
	2018	2017
Loans held for sale:
Unpaid principal balance	$1,753,620	$1,528,834
Fair value adjustment	60,494	52,770
	$1,814,114	$1,581,604
IRLCs:
Unpaid principal balance	$1,390,728	$850,850
Fair value adjustment	31,475	18,851
	$1,422,203	$869,701

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2018 and December 31, 2017 were $2.6 billion and $2.0 billion, respectively, while the related estimated fair values were ($6.0) million and ($0.2) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for five years and ten years, respectively, and the loss recovery provisions to the FDIC are in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of June 30, 2018, the Bank projects that the sum of actual plus projected covered losses and reimbursable expenses subject to the loss-share agreements will be less than $240.4 million. As a result, the Bank has recorded, and expects that it will continue to record, amortization associated with its FDIC Indemnification Asset. As of June 30, 2018, the Bank had billed $184.7 million of covered net losses to the FDIC, of which 80%, or $147.8 million, were reimbursable under the loss-share agreements. As of June 30, 2018, the Bank had received aggregate reimbursements of $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.6 million at June 30, 2018 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. As noted above, if the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses, the Bank will be required to increase its “true-up” payment accrual and recognize amortization on the FDIC Indemnification Asset.

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

Covered loans held for investment are detailed in the tables below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
June 30, 2018	PCI Loans	Loans	Loans
Commercial and industrial	$791	$147	$938
Real estate	83,346	75,326	158,672
Construction and land development	1,360	—	1,360
Covered loans, gross	85,497	75,473	160,970
Allowance for loan losses	(23)	(1,951)	(1,974)
Covered loans, net of allowance	$85,474	$73,522	$158,996

	Loans, excluding	PCI	Total
December 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$861	$194	$1,055
Real estate	92,444	86,915	179,359
Construction and land development	1,711	4	1,715
Covered loans, gross	95,016	87,113	182,129
Allowance for loan losses	(32)	(2,697)	(2,729)
Covered loans, net of allowance	$94,984	$84,416	$179,400

At June 30, 2018, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 81.6% and 17.0%, respectively, of the banking segment’s total covered loans at June 30, 2018. The banking segment’s covered loan concentrations were within regulatory guidelines at June 30, 2018.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision (recovery) for loan losses, primarily attributable to the banking segment, was $0.3 million and $5.9 million during the three months ended June 30, 2018 and 2017, respectively, and ($1.5) million and $7.6 million during the six months ended June 30, 2018 and 2017, respectively.

The banking segment has reflected $2.0 million associated with estimated hurricane loss exposures within the qualitative factors used to determine its allowance for loan losses during the three and six months ended June 30, 2018. The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at June 30, 2018, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-Covered Portfolio	2018	2017	2018	2017
Balance, beginning of period	$60,371	$55,157	$60,957	$54,186
Provision (recovery) for loan losses	1,135	4,893	(763)	6,102
Recoveries of non-covered loans previously charged off:
Commercial and industrial	666	620	3,140	1,060
Real estate	75	61	103	97
Construction and land development	—	—	—	—
Consumer	36	22	48	40
Broker-dealer	—	—	—	—
Total recoveries	777	703	3,291	1,197
Non-covered loans charged off:
Commercial and industrial	2,233	1,200	3,416	1,805
Real estate	24	218	30	300
Construction and land development	—	—	—	11
Consumer	30	127	43	161
Broker-dealer	—	—	—	—
Total charge-offs	2,287	1,545	3,489	2,277
Net charge-offs	(1,510)	(842)	(198)	(1,080)
Balance, end of period	$59,996	$59,208	$59,996	$59,208
Non-covered allowance for loan losses as a percentage of gross non-covered loans			0.94%	0.97%

	Three Months Ended June 30,		Six Months Ended June 30,
Covered Portfolio	2018	2017	2018	2017
Balance, beginning of period	$2,823	$753	$2,729	$413
Provision (recovery) for loan losses	(795)	960	(704)	1,456
Recoveries of covered loans previously charged off:
Commercial and industrial	—	3	—	6
Real estate	—	1	—	5
Construction and land development	3	4	6	6
Total recoveries	3	8	6	17
Covered loans charged off:
Commercial and industrial	—	—	—	6
Real estate	57	362	57	521
Construction and land development	—	—	—	—
Total charge-offs	57	362	57	527
Net charge-offs	(54)	(354)	(51)	(510)
Balance, end of period	$1,974	$1,359	$1,974	$1,359
Covered allowance for loan losses as a percentage of gross covered loans			1.23%	0.66%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	June 30, 2018		December 31, 2017
		% of		% of
		Gross		Gross
		Non-		Non-
		Covered		Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$23,517	25.93%	$23,674	26.80%
Real estate (including construction and land development)	35,855	64.07%	36,619	63.35%
Consumer	207	0.60%	311	0.64%
Broker-dealer	417	9.40%	353	9.21%
Total	$59,996	100.00%	$60,957	100.00%

	June 30, 2018		December 31, 2017
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$19	0.58%	$24	0.58%
Real estate (including construction and land development)	1,955	99.42%	2,705	99.42%
Total	$1,974	100.00%	$2,729	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had four credit relationships totaling $11.3 million of potential problem loans at June 30, 2018, compared with five credit relationships totaling $27.3 million of non-covered potential problem loans at December 31, 2017. Within our covered loan portfolio, we had one credit relationship totaling $0.3 million of potential problem loans at both June 30, 2018 and December 31, 2017.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2018	2017
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$22,815	$20,878
Real estate	18,529	18,978
Construction and land development	569	611
Consumer	49	56
Broker-dealer	—	—
	$41,962	$40,523

Non-covered non-performing loans as a percentage of total non-covered loans	0.50%	0.51%

Non-covered other real estate owned	$2,929	$3,883

Other repossessed assets	$168	$323

Non-covered non-performing assets	$45,059	$44,729

Non-covered non-performing assets as a percentage of total assets	0.33%	0.33%

Non-covered loans past due 90 days or more and still accruing	$74,060	$85,113

Troubled debt restructurings included in accruing non-covered loans	$1,111	$1,150

At June 30, 2018, total non-covered non-performing assets increased $0.3 million to $45.1 million, compared with $44.7 million at December 31, 2017. Non-covered non-performing loans totaled $42.0 million at June 30, 2018 and $40.5 million at December 31, 2017. At June 30, 2018, non-covered non-accrual loans included 17 commercial and industrial relationships with loans of $22.8 million secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-covered non-accrual loans at June 30, 2018 also included $18.5 million characterized as real estate loans, including six commercial real estate loan relationships of $14.2 million and $4.3 million in loans secured by residential real estate, $3.1 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million. At December 31, 2017, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $20.9 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at December 31, 2017 also included $19.0 million characterized as real estate loans, including eight commercial real estate loan relationships totaling $14.6 million and $4.4 million in loans secured by residential real estate, $2.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million.

Non-covered OREO decreased $1.0 million to $2.9 million at June 30, 2018, from $3.9 million at December 31, 2017 due to $1.4 million of disposals related to three properties, offset by the addition of a $0.4 million property. At June 30, 2018, non-covered OREO included commercial properties of $2.7 million and other real estate properties of $0.2 million, while at December 31, 2017, non-covered OREO included commercial properties of $3.6 million and other real estate properties of $0.3 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $74.1 million and $85.1 million at June 30, 2018 and December 31, 2017, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At June 30, 2018, troubled debt restructurings (“TDRs”) on non-covered loans totaled $9.7 million. These TDRs were comprised of $1.1 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $8.6 million reported in non-accrual loans. At December 31, 2017, TDRs on non-covered loans totaled $10.7 million, of which $1.2 million related to non-covered loans that are considered to be performing and non-covered non-performing loans of $9.5 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2018	2017
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$—	$—
Real estate	5,271	5,087
Construction and land development	6	17
	$5,277	$5,104

Covered non-performing loans as a percentage of total covered loans	3.28%	2.80%

Covered other real estate owned:
Real estate - residential	$3,975	$2,433
Real estate - commercial	6,391	6,933
Construction and land development - residential	2,972	4,667
Construction and land development - commercial	21,557	22,711
	$34,895	$36,744

Other repossessed assets	$—	$—

Covered non-performing assets	$40,172	$41,848

Covered non-performing assets as a percentage of total assets	0.29%	0.31%

Covered loans past due 90 days or more and still accruing	$—	$283

Troubled debt restructurings included in accruing covered loans	$278	$283

At June 30, 2018, covered non-performing assets decreased by $1.7 million to $40.2 million, compared with $41.8 million at December 31, 2017, due to a decrease in other real estate owned of $1.8 million, partially offset by an increase in non-accrual loans of $0.2 million. Covered non-performing loans totaled $5.3 million at June 30, 2018 and $5.1 million at December 31, 2017. At June 30, 2018, covered non-performing loans included 58 residential real estate loan relationships of $5.3 million. At December 31, 2017, covered non-performing loans included 53 residential real estate loan relationships of $5.1 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $1.8 million to $34.9 million at June 30, 2018, compared with $36.7 million at December 31, 2017. The decrease was primarily due to the disposal of 50 properties totaling $5.0 million and fair value valuation decreases of $1.7 million, partially offset by the addition of 33 properties totaling $4.9 million.

There were no covered non-PCI loans past due 90 days or more and still accruing at June 30, 2018. At December 31, 2017, covered non-PCI loans past due 90 days or more and still accruing totaled $0.3 million and included four residential real estate loans.

At June 30, 2018 and December 31, 2017, TDRs on covered loans totaled $1.0 million and $1.2 million, respectively. Of these TDRs, $0.3 million related to covered loans that were considered to be performing at both June 30, 2018 and December 31, 2017, and $0.7 million and $0.9 million, respectively, related to covered non-performing loans included in non-accrual loans.

Current Expected Credit Loss (CECL) Standard

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard, which will become effective on January 1, 2020, applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. We expect the new standard to have a material impact on our allowance for loan losses as it will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans (referred to as the current expected credit loss model) and provides for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect to require an increase to our allowance for loan losses upon adoption, and will likely greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for loan losses, which we expect will increase our expenses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

Insurance Losses and Loss Adjustment Expenses

At June 30, 2018 and December 31, 2017, our gross reserve for unpaid losses and LAE was $28.2 million and $30.2 million, respectively, including estimated recoveries from reinsurance of $6.1 million and $11.5 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.9 billion during the six months ended June 30, 2018, and were higher than the average deposits of $7.3 billion during the six months ended June 30, 2017 and $7.5 billion during the year ended December 31, 2017. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,				Year Ended December 31,
	2018		2017		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,456,189	0.00%	$2,254,268	0.00%	$2,309,776	0.00%
Interest-bearing demand deposits	3,849,009	0.45%	3,578,808	0.25%	3,671,521	0.29%
Savings deposits	216,385	0.13%	250,009	0.11%	234,420	0.10%
Time deposits	1,364,848	1.30%	1,210,250	0.94%	1,314,418	1.05%
	$7,886,431	0.45%	$7,293,335	0.28%	$7,530,135	0.33%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	June 30, 2018		December 31, 2017
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,610,735	1.90%	$1,206,424	1.20%
Notes payable	227,736	4.85%	208,809	3.65%
Junior subordinated debentures	67,012	5.24%	67,012	4.50%
	$1,905,483	2.50%	$1,482,245	1.84%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $404.3 million increase in short-term borrowings at June 30, 2018 compared with December 31, 2017 included an increase in borrowings of $401.6 million in our banking segment primarily associated with the increased utilization of available internal funds, partially offset by a decrease of $48.5 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. Notes payable at June 30, 2018 of $227.7 million was comprised of $148.5 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $4.6 million, insurance segment line of credit and term notes of $27.5 million, and mortgage origination segment borrowings of $47.1 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions. At June 30, 2018, Hilltop had $66.7 million in cash and cash equivalents, a decrease of $30.1 million from $96.8 million at December 31, 2017. This decrease in cash and cash equivalents was primarily due to $13.5 million in cash dividends declared, $38.8 million of purchases under our stock repurchase program and other general corporate expenses, partially offset by $40.5 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On July 26, 2018, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on August 31, 2018 to all common stockholders of record as of the close of business on August 15, 2018.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Pending Acquisition

On February 13, 2018, we entered into a definitive agreement to acquire privately-held, Houston-based BORO in an all-cash transaction. Under the terms of the definitive agreement, we have agreed to pay cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. As of December 31, 2017, BORO had total assets, gross loans and deposits of $454.4 million, $343.6 million and $406.1 million, respectively. The acquisition was approved by BORO shareholders in May 2018 and was subsequently approved by regulators. The transaction, which we intend to fund through short-term borrowings made by the Bank, is expected to close on or about August 1, 2018. Once completed, BORO will be merged into the Bank, and all customer accounts are expected to be converted to the PlainsCapital Bank platform by December 31, 2018.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2018, $150.0 million of our Senior Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at June 30, 2018 was 5.57%. The Debentures are callable at PCC’s discretion with a minimum of a 45 to 60 day notice. At June 30, 2018, $67.0 million of PCC’s Debentures were outstanding.

Stock Repurchase Program

In January 2018, our board of directors authorized a new stock repurchase program through January 2019 pursuant to which we were originally authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. In July 2018, our board of directors authorized an increase to the aggregate amount of common stock that we may repurchase under this program to $100.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

During the six months ended June 30, 2018, we paid $38.8 million to repurchase an aggregate of 1,702,696 shares of common stock at an average price of $22.81 per share. The purchases were funded from available cash balances.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank is subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $16.6 million at June 30, 2018 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted above, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of June 30, 2018, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2018, under guidance issued by the Board of Governors of the Federal Reserve System.

At June 30, 2018, Hilltop had a total capital to risk weighted assets ratio of 18.58%, Tier 1 capital to risk weighted assets ratio of 18.10%, common equity Tier 1 capital to risk weighted assets ratio of 17.61% and a Tier 1 capital to average assets, or leverage, ratio of 12.90%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At June 30, 2018, PlainsCapital had a total capital to risk weighted assets ratio of 15.38%, Tier 1 capital to risk weighted assets ratio of 14.59%, common equity Tier 1 capital to risk weighted assets ratio of 14.59% and a Tier 1 capital to average assets, or leverage, ratio of 12.80%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

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

We had deposits of $7.8 billion at June 30, 2018, a decrease of $164.5 million from $8.0 billion at December 31, 2017. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. At June 30, 2018, money market deposits, including brokered deposits, were $2.2 billion; time deposits, including brokered deposits, were $1.3 billion; and noninterest bearing demand deposits were $2.5 billion. Money market deposits, including brokered deposits, decreased by $104.5 million from $2.3 billion and time deposits, including brokered deposits, decreased $110.1 million from $1.4 billion at December 31, 2017.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 7.77% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 3.97% of the Bank’s total deposits at June 30, 2018. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2018, Hilltop Securities had credit arrangements with five unaffiliated banks with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At June 30, 2018, Hilltop Securities had borrowed $354.5 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending fund the mortgage loans it originates through warehouse lines of credit maintained with the Bank which have an aggregate commitment of $2.3 billion, of which $1.7 billion was drawn at June 30, 2018. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at June 30, 2018.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At June 30, 2018, these ABAs have combined available lines of credit totaling $100.0 million, $50.0 million of which was with a single unaffiliated bank, and the remaining $50.0 million of which was with the Bank. At June 30, 2018, Ventures Management had outstanding borrowings of $49.8 million, $2.7 million of which was with the Bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $173.2 million, or 86.9%, equity investments of $21.0 million and other investments of $5.0 million comprised NLC’s $199.2 million in total cash and investments at June 30, 2018. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at June 30, 2018 and outstanding financial and performance standby letters of credit of $25.1 million at June 30, 2018.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for loan losses, FDIC Indemnification Asset, reserve for losses and LAE, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting. Since December 31, 2017, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2017 Form 10-K

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2017 Form 10-K, except as discussed below.

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

	June 30, 2018
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,638,052	$1,129,354	$1,448,373	$293,292	$181,530	$7,690,601
Securities	165,682	114,577	230,625	106,947	443,462	1,061,293
Federal funds sold and securities purchased under agreements to resell	403	—	—	—	—	403
Other interest sensitive assets	191,753	—	—	—	29,175	220,928
Total interest sensitive assets	4,995,890	1,243,931	1,678,998	400,239	654,167	8,973,225

Interest sensitive liabilities:
Interest bearing checking	$3,549,753	$—	$—	$—	$—	$3,549,753
Savings	200,643	—	—	—	—	200,643
Time deposits	153,159	472,259	652,364	13,983	6,860	1,298,625
Notes payable and other borrowings	838,113	569	3,620	1,001	5,430	848,733
Total interest sensitive liabilities	4,741,668	472,828	655,984	14,984	12,290	5,897,754

Interest sensitivity gap	$254,222	$771,103	$1,023,014	$385,255	$641,877	$3,075,471

Cumulative interest sensitivity gap	$254,222	$1,025,325	$2,048,339	$2,433,594	$3,075,471

Percentage of cumulative gap to total interest sensitive assets	2.83%	11.43%	22.83%	27.12%	34.27%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2018 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$70,118	20.81%	$270,762	14.21%
+200	$48,049	14.26%	$191,880	10.07%
+100	$22,732	6.75%	$94,841	4.98%
-50	$(10,294)	(3.05)%	$(32,942)	(1.73)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2018 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

While we are seeing an increase in loan yields as a result of the rising interest rate environment, a portion of our loan portfolio remains at applicable rate floors, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates, which have also increased our borrowing costs. Absent a decline in interest rates, we believe this trend will continue until contractual rate resets allow our entire loan portfolio to reprice above applicable rate floors. Short-term interest rates have risen faster than medium and longer term rates, which has reduced the favorable impact of our asset-sensitive position on net interest income. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

	June 30, 2018
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$-	$4,148	$26,892	$81,606	$112,646
U.S. government and government agency obligations	(17,048)	(37,369)	(59,553)	330,743	216,773
Corporate obligations	2,105	(5,999)	10,231	20,368	26,705
Total debt securities	(14,943)	(39,220)	(22,430)	432,717	356,124
Corporate equity securities	(10,650)	-	-	-	(10,650)
Other	30,914	-	-	-	30,914
	$5,321	$(39,220)	$(22,430)	$432,717	$376,388

Weighted average yield
Municipal obligations	0.00%	2.27%	2.64%	3.74%	3.42%
U.S. government and government agency obligations	2.28%	2.58%	2.83%	4.51%	3.73%
Corporate obligations	2.90%	3.63%	4.52%	5.41%	4.37%

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

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems. We also utilize relationships with third parties to aid in, and intend to engage a third party to host, a significant portion of our information systems, communications, data management and transaction processing. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. If our third-party service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk that could be material to our business.

Although we devote significant resources to maintain and regularly upgrade our systems and networks to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. In addition, we cannot provide assurance that these measures will promptly detect intrusions, and that we will not experience losses or incur costs or other damage related to intrusions that go undetected or go undetected for significant periods of time, at levels that adversely affect our financial results or reputation. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. For example, we recently became the victim of a “spear phishing” attack on one of our employees in which we suffered a $4.0 million wire fraud loss and sensitive customer information was stolen. As a result of this attack, we incurred costs to provide identity protections services, including credit monitoring, to customers who may have been impacted and other legal and professional services, and may also incur expenses in the future including legal and professional expenses and claims for damages. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client or customer information, damage to our reputation with our clients, customers and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies, regulatory penalties, fines, remediation costs, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2018, we issued an aggregate of 5,103 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the first quarter of 2018. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2018	—	$—	—	$48,296,643
May 1 - May 31, 2018	1,634,389	22.72	1,634,389	11,169,111
June 1 - June 30, 2018	—	—	—	11,169,111
Total	1,634,389	$22.72	1,634,389

(1)

On January 25, 2018, we announced that our board of directors authorized a new stock repurchase program under which we may repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2019. As of June 30, 2018, we had repurchased an aggregate of $38.8 million of our outstanding common stock under this stock repurchase program. In July 2018, our board of directors increased the aggregate amount of common stock that we may repurchase under this program to $100.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

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

HILLTOP HOLDINGS INC.

Date: July 26, 2018	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)