Form 10-Q
period 2018-09-30
Hilltop Holdings Inc.
filed 2018-10-25
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock outstanding at October 25, 2018 was 94,595,843.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$405,682	$486,977
Federal funds sold	468	405
Assets segregated for regulatory purposes	220,115	186,578
Securities purchased under agreements to resell	164,656	186,537
Securities:
Trading, at fair value	660,314	730,685
Available for sale, at fair value (amortized cost of $893,500 and $748,255, respectively)	874,496	744,319
Held to maturity, at amortized cost (fair value of $332,388 and $349,939, respectively)	348,163	355,849
Equity, at fair value	21,555	21,241
	1,904,528	1,852,094

Loans held for sale	1,524,980	1,715,357
Non-covered loans, net of unearned income	6,796,278	6,273,669
Allowance for non-covered loan losses	(58,861)	(60,957)
Non-covered loans, net	6,737,417	6,212,712

Covered loans, net of allowance of $1,291 and $2,729, respectively	142,737	179,400
Broker-dealer and clearing organization receivables	1,491,507	1,464,378
Premises and equipment, net	236,172	177,577
FDIC indemnification asset	22,831	29,340
Covered other real estate owned	29,856	36,744
Other assets	551,758	549,447
Goodwill	291,435	251,808
Other intangible assets, net	40,394	36,432
Total assets	$13,764,536	$13,365,786

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,525,677	$2,411,849
Interest-bearing	5,764,556	5,566,270
Total deposits	8,290,233	7,978,119

Broker-dealer and clearing organization payables	1,396,401	1,287,563
Short-term borrowings	1,216,649	1,206,424
Securities sold, not yet purchased, at fair value	179,582	232,821
Notes payable	220,192	208,809
Junior subordinated debentures	67,012	67,012
Other liabilities	430,309	470,231
Total liabilities	11,800,378	11,450,979
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 94,593,561 and 95,982,184 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	946	960
Additional paid-in capital	1,504,467	1,526,369
Accumulated other comprehensive loss	(14,722)	(394)
Retained earnings	448,923	384,545
Deferred compensation employee stock trust, net	860	848
Employee stock trust (10,971 and 11,672 shares, at cost, respectively)	(252)	(247)
Total Hilltop stockholders' equity	1,940,222	1,912,081
Noncontrolling interests	23,936	2,726
Total stockholders' equity	1,964,158	1,914,807
Total liabilities and stockholders' equity	$13,764,536	$13,365,786

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$113,535	$102,546	$317,403	$306,330
Securities borrowed	16,346	11,404	50,132	29,054
Securities:
Taxable	11,994	10,214	35,463	25,647
Tax-exempt	1,717	1,471	5,186	4,090
Other	4,734	3,309	13,542	8,370
Total interest income	148,326	128,944	421,726	373,491

Interest expense:
Deposits	12,353	6,841	31,164	16,995
Securities loaned	13,984	8,935	42,798	22,756
Short-term borrowings	7,831	4,567	18,340	9,633
Notes payable	2,702	2,680	7,636	8,320
Junior subordinated debentures	955	774	2,695	2,229
Other	160	167	484	502
Total interest expense	37,985	23,964	103,117	60,435

Net interest income	110,341	104,980	318,609	313,056
Provision (recovery) for loan losses	(371)	1,260	(1,838)	8,818
Net interest income after provision (recovery) for loan losses	110,712	103,720	320,447	304,238

Noninterest income:
Net gains from sale of loans and other mortgage production income	116,243	138,498	354,488	416,336
Mortgage loan origination fees	27,004	25,256	76,948	70,788
Securities commissions and fees	36,968	38,735	114,005	115,596
Investment and securities advisory fees and commissions	23,487	25,620	63,806	73,359
Net insurance premiums earned	34,185	34,493	102,605	106,653
Other	31,810	35,875	72,422	131,876
Total noninterest income	269,697	298,477	784,274	914,608

Noninterest expense:
Employees' compensation and benefits	205,575	209,747	588,807	611,352
Occupancy and equipment, net	29,015	29,073	84,695	84,285
Professional services	27,984	25,560	78,959	77,301
Loss and loss adjustment expenses	18,712	31,234	58,653	86,118
Other	54,425	58,228	171,316	181,529
Total noninterest expense	335,711	353,842	982,430	1,040,585

Income before income taxes	44,698	48,355	122,291	178,261
Income tax expense	7,600	18,003	26,122	58,792

Net income	37,098	30,352	96,169	119,469
Less: Net income attributable to noncontrolling interest	1,293	146	2,843	353
Income attributable to Hilltop	$35,805	$30,206	$93,326	$119,116

Earnings per common share:
Basic	$0.38	$0.31	$0.98	$1.22
Diluted	$0.38	$0.31	$0.98	$1.22

Cash dividends declared per common share	$0.07	$0.06	$0.21	$0.18

Weighted average share information:
Basic	94,554	96,096	95,264	97,554
Diluted	94,610	96,306	95,355	97,803

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$37,098	$30,352	$96,169	$119,469
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $(847), $263, $(3,335) and $1,190, respectively	(2,900)	473	(11,751)	2,109
Reclassification adjustment for gains (losses) included in net income, net of tax of $7, $0, $7 and $(5), respectively	24	—	24	(9)
Comprehensive income	34,222	30,825	84,442	121,569
Less: comprehensive income attributable to noncontrolling interest	1,293	146	2,843	353

Comprehensive income applicable to Hilltop	$32,929	$30,679	$81,599	$121,216

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2016	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	119,116	—	—	—	119,116	353	119,469
Other comprehensive income	—	—	—	2,100	—	—	—	—	2,100	—	2,100
Stock-based compensation expense	—	—	8,396	—	—	—	—	—	8,396	—	8,396
Common stock issued to board members	12	—	327	—	—	—	—	—	327	—	327
Issuance of common stock related to share-based awards, net	264	3	(2,433)	—	—	—	—	—	(2,430)	—	(2,430)
Repurchases of common stock	(2,916)	(29)	(53,998)	—	(20,427)	—	—	—	(74,454)	—	(74,454)
Dividends on common stock ($0.18 per share)	—	—	—	—	(17,384)	—	—	—	(17,384)	—	(17,384)
Deferred compensation plan	—	—	—	—	—	(63)	(3)	68	5	—	5
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,193)	(1,193)
Balance, September 30, 2017	95,904	$959	$1,525,169	$2,585	$376,873	$840	12	$(241)	$1,906,185	$3,171	$1,909,356

Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	93,326	—	—	—	93,326	2,843	96,169
Other comprehensive loss	—	—	—	(11,727)	—	—	—	—	(11,727)	—	(11,727)
Stock-based compensation expense	—	—	6,725	—	—	—	—	—	6,725	—	6,725
Common stock issued to board members	22	—	513	—	—	—	—	—	513	—	513
Issuance of common stock related to share-based awards, net	292	3	(1,811)	—	—	—	—	—	(1,808)	—	(1,808)
Repurchases of common stock	(1,702)	(17)	(27,329)	—	(11,475)	—	—	—	(38,821)	—	(38,821)
Dividends on common stock ($0.21 per share)	—	—	—	—	(20,074)	—	—	—	(20,074)	—	(20,074)
Deferred compensation plan	—	—	—	—	—	12	(1)	(5)	7	—	7
Adoption of accounting standards (Note 2)	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash contributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	18,367	18,367
Balance, September 30, 2018	94,594	$946	$1,504,467	$(14,722)	$448,923	$860	11	$(252)	$1,940,222	$23,936	$1,964,158

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$96,169	$119,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(1,838)	8,818
Depreciation, amortization and accretion, net	3,558	(11,300)
Net realized gains on securities	—	(14)
Net change in fair value of equity securities	396	—
Deferred income taxes	653	6,013
Other, net	6,355	8,540
Net change in securities purchased under agreements to resell	21,881	(45,224)
Net change in trading securities	70,371	(410,877)
Net change in broker-dealer and clearing organization receivables	(42,516)	(157,908)
Net change in FDIC indemnification asset	—	24,637
Net change in other assets	39,208	(35,967)
Net change in broker-dealer and clearing organization payables	85,409	223,043
Net change in other liabilities	(79,283)	(100,970)
Net change in securities sold, not yet purchased	(53,239)	19,620
Proceeds from sale of mortgage servicing rights asset	9,303	17,499
Net gains from sales of loans	(354,488)	(416,336)
Loans originated for sale	(11,148,919)	(11,251,438)
Proceeds from loans sold	11,665,782	11,520,363
Net cash provided by (used in) operating activities	318,802	(482,032)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	36,729	42,185
Proceeds from sales, maturities and principal reductions of securities available for sale	190,266	248,578
Proceeds from sales, maturities and principal reductions of equity securities	3	—
Purchases of securities held to maturity	(29,377)	(58,831)
Purchases of securities available for sale	(276,710)	(415,282)
Purchases of equity securities	(719)	—
Net change in loans	(113,918)	(206,362)
Purchases of premises and equipment and other assets	(60,473)	(20,093)
Proceeds from sales of premises and equipment and other real estate owned	18,440	27,333
Net cash received from (paid for) Federal Home Loan Bank and Federal Reserve Bank stock	(5,447)	14,540
Net cash paid for acquisition	(63,245)	—
Net cash used in investing activities	(304,451)	(367,932)
Financing Activities
Net change in deposits	(40,850)	547,163
Net change in short-term borrowings	10,225	59,912
Proceeds from notes payable	455,776	285,806
Payments on notes payable	(444,312)	(303,472)
Payments to repurchase common stock	(38,821)	(27,388)
Dividends paid on common stock	(20,074)	(17,384)
Net cash contributed from (distributed to) noncontrolling interest	18,367	(1,193)
Taxes paid on employee stock awards netting activity	(1,806)	(2,431)
Other, net	(551)	(501)
Net cash provided by (used in) financing activities	(62,046)	540,512

Net change in cash and cash equivalents	(47,695)	(309,452)
Cash, cash equivalents and restricted cash, beginning of period	673,960	871,757
Cash, cash equivalents and restricted cash, end of period	$626,265	$562,305

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$405,682	$354,569
Federal funds sold	468	400
Assets segregated for regulatory purposes	220,115	207,336
Total cash, cash equivalents and restricted cash	$626,265	$562,305
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$101,402	$57,504
Cash paid for income taxes, net of refunds	$5,806	$69,863
Supplemental Schedule of Non-Cash Activities
Construction in progress related to build-to-suit lease obligations	$23,773	$—
Conversion of loans to other real estate owned	$5,868	$8,319
Additions to mortgage servicing rights	$21,090	$8,429

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

On August 1, 2018, the Company acquired privately-held, Houston-based The Bank of River Oaks (“BORO”) in an all-cash transaction (the “BORO Acquisition”).  Pursuant to the terms of the definitive agreement, the Company paid cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. Based on preliminary purchase date valuations, the fair value of the assets acquired was $434.8 million, including $326.6 million in loans, while the fair value of liabilities assumed was $389.4 million, consisting primarily of $376.4 million in deposits.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, the amounts receivable from the Federal Deposit Insurance Corporation (the “FDIC”) under loss-share agreements (the “FDIC Indemnification Asset”), reserves for losses and loss adjustment expenses (“LAE”), the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. As discussed in Note 3 to the consolidated financial statements, the BORO Acquisition purchase date valuations associated with loans, intangibles and taxes are considered preliminary because management’s review and approval of certain key assumptions is not complete.

Hilltop owns 100% of the outstanding stock of PCC. PCC owns 100% of the outstanding stock of the Bank and 100% of the membership interest in Hilltop Opportunity Partners LLC, formerly known as PlainsCapital Equity, LLC, a merchant

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

PCC also owns 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) because the primary beneficiaries of the Trusts are not within the consolidated group.

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

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 13 to the consolidated financial statements.

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

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2017 Form 10-K. As a result of the adoption of Accounting Standards Update (“ASU”) 2016-01 and ASU 2016-18, the Company has updated its accounting policies related to securities and cash flow reporting, respectively, as presented below.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Cash Flow Reporting

For the purpose of presentation in the consolidated statements of cash flows, cash, cash equivalents and restricted cash are defined as the amounts included in the consolidated balance sheet captions “Cash and due from banks”, “Federal funds sold” and “Assets segregated for regulatory purposes.” Cash equivalents have original maturities of three months or less.

2. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In June 2018, FASB issued ASU 2018-07 which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company early adopted the amendment as of July 1, 2018, which did not have a significant effect on its consolidated financial statements.

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

In November 2016, FASB issued ASU 2016-18 which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We have adopted the requirements of the new standard as of January 1, 2018. As a result, assets segregated for regulatory purposes, which consist of cash and cash equivalents, are now included in the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for the nine months ended September 30, 2018 and 2017. Furthermore, the consolidated statements of cash flows now include disclosure of the line items in the consolidated balance sheets which make up cash, cash equivalents and restricted cash. The quarterly reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018, filed with the SEC on April 26, 2018 and July 26, 2018, respectively, incorrectly included the change in assets segregated for regulatory purposes in the operating section of the statements of cash flows. Previously disclosed net changes in assets segregated for regulatory purposes of ($11.6) million and $58.2 million for the three months ended March 31, 2018 and six months ended June 30,  2018, respectively, should have been excluded from the cash flows from operating activities and the beginning-of-period and end-of-period balances of assets segregated for regulatory purposes should have been included in total cash, cash equivalents and restricted cash. Accordingly, net cash provided by operating activities for the three months ended March 31, 2018, originally reported as $173.9 million, should have been $185.5  million, and net cash used in operating activities for the six months ended June 30, 2018, originally reported as ($261.2) million, should have been ($319.4) million. Management has evaluated the quantitative and qualitative impact of the error to previously issued unaudited consolidated statements of cash flows and concluded that the previously issued consolidated financial statements were not materially misstated. However, management has elected to revise the unaudited consolidated statements of cash flows for each of the three months ended March 31, 2018 and six months ended June 30, 2018 in its future filings in order to correctly reflect the change in presentation of assets segregated for regulatory purposes. The balance of assets segregated for regulatory purposes was $186.6 million, $198.2 million and $128.4 million at January 1, 2018 (the date of adoption), March 31, 2018 and June 30, 2018, respectively.  The correction had no impact on the Company’s financial condition or results of operations for the periods presented.

In October 2016, FASB issued ASU 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendment was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the modified retrospective transition method. The Company adopted the amendment as of January 1, 2018, which did not have a significant effect on its consolidated financial statements.

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

In January 2016, FASB issued ASU 2016-01 related to financial instruments and subsequently issued technical corrections to the amendment in ASU 2018-03. The amendments require that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The amendments also impact financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments and modify the required process used to evaluate deferred tax assets on available for sale securities. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Company adopted the amendments as of January 1, 2018, which resulted in $21.2 million of securities being reclassified from available for sale to equity within the consolidated balance sheets consistent with the provisions of the amendments, while certain other equity investments of $42.8 million are included in other assets within the consolidated balance sheets at September 30, 2018. The adoption of the amendments also resulted in $2.5 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. This reclassification is included within the adoption of accounting standards line item in the consolidated statement of stockholders’ equity. All subsequent changes in fair value related to these equity investments will be recognized in net income. Additionally, the enhanced disclosures required by the amendments are included within the notes to the consolidated financial statements, including the disclosure of the fair value of the loan portfolio using an exit price method instead of the prior discounted cash flow method. These disclosure changes did not have a significant effect on the Company’s consolidated financial statements.

On January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from Contracts with Customers, using the modified, cumulative-effect approach wherein the guidance is applied only to existing contracts as of the date of initial application and to new contracts entered into thereafter. The new standard outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Revenue from the Company’s mortgage origination and insurance segments are not in the scope of the new guidance, while certain revenue from contracts with customers within the broker-dealer and banking segments are subject to the new guidance.

The revenue recognition policies within the Company’s broker-dealer segment were affected upon adoption of ASC 606. Specifically, the new guidance required changes to the principal versus agent conclusion for certain advisory and underwriting revenues and expenses which, as of January 1, 2018, are recorded on a gross basis while legacy guidance required these revenues to be recognized net of the related expenses. Conversely, certain contract costs related to clearing and retail operations are now netted against the revenues while the legacy guidance required these revenues and expenses to be recognized on a gross basis. These changes did not have a material effect on the Company’s consolidated financial statements during the three and nine months ended September 30, 2018. As the measurement and timing of revenue recognition was not affected for any of the Company’s revenue streams, the implementation of the new guidance had no impact on opening retained earnings as of January 1, 2018.

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

Accounting Standards Issued But Not Yet Adopted

In August 2018, FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software licenses). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendment also includes presentation and disclosure provisions regarding capitalized implementation costs. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019.  Early adoption is permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In August 2018, FASB issued ASU 2018-13 which includes various removals, modifications and additions to existing guidance regarding fair value disclosures. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments but does not expect the amendments to have a material impact on its future consolidated financial statements.

In July 2018, FASB issued ASU 2018-09 which clarifies, corrects and makes minor improvements to a wide variety of topics in the ASC. The amendments make the ASC easier to understand and apply by eliminating inconsistencies and providing clarifications. The transition and effective dates are based on the facts and circumstances of each amendment, with some amendments becoming effective upon issuance of the ASU, and others becoming effective for annual periods beginning after December 15, 2018. Those amendments that were effective upon issuance of the ASU did not have a significant impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of the other amendments on its future consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the provisions of the new standard early. The Company’s cross-functional team has begun the implementation of new credit forecasting models and a credit scoring system that will be utilized to estimate the likelihood of default and loss severity as a part of its credit loss estimation methodology in accordance with the new standard. In addition, the Company continues to identify and assess key interpretive policy issues, as well as design and build new or modified policies and procedures that will be used to calculate its credit loss reserves. However, the magnitude of the change in allowance for loan losses upon adoption will depend on, among other things, the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.

In February 2016, FASB issued ASU 2016-02 related to leases and subsequently issued amendments and technical corrections in ASU 2018-01, ASU 2018-10 and ASU 2018-11. The new standard, which is codified in ASC 842, Leases, is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The new standard is effective for annual periods, and interim periods within those annual

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

periods, beginning after December 15, 2018. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the date of adoption which is January 1, 2019 for calendar year-end entities. The Company’s implementation efforts are ongoing, including the installation of an enhanced technology solution, which will aid in determining the magnitude of the increases in assets and liabilities and their impact on the consolidated financial statements. The Company expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to predominantly all of the future minimum lease payments required under operating leases as disclosed in Note 18 to the consolidated financial statements in the 2017 Form 10-K. Upon implementation, the balance sheet effects of the new lease accounting standard will also impact regulatory capital ratios, performance ratios, and other measures which are dependent upon asset or liability balances. The Company expects to record operating lease liabilities in the range of approximately $105 million to $125 million and right-to-use assets in the range of approximately $100 million to $120 million upon adoption of the new standard. However, the population of contracts subject to balance sheet recognition, their initial measurement and the expected impact to the aforementioned balances and measures remain under evaluation.

3. Acquisition

BORO Acquisition

On August 1, 2018, the Company completed its acquisition of BORO in an $85 million all-cash transaction as discussed in Note 1 to the consolidated financial statements. The operations of BORO are included in the Bank’s operating results beginning August 1, 2018. BORO’s results of operations prior to the acquisition date are not included in the Company’s consolidated operating results.

The BORO Acquisition was accounted for using the acquisition method of accounting, and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The resulting preliminary fair values of the identifiable assets acquired and liabilities assumed from BORO at August 1, 2018 are summarized in the following table (in thousands).

Cash and due from banks	$21,756
Securities	60,477
Non-covered loans, net	326,618
Other assets	25,912
Total identifiable assets acquired	434,763

Deposits	376,393
Short-term borrowings	10,000
Other liabilities	2,996
Total liabilities assumed	389,389

Net identifiable assets acquired	45,374
Preliminary goodwill resulting from the acquisition	39,627
Net assets acquired	$85,001

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The preliminary goodwill of $39.6 million resulting from the acquisition represents the inherent long-term value expected from the business opportunities created from combining BORO with the Company. The Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. Because  management’s review and approval of certain key assumptions is not yet complete, the purchase date valuations related to loans, intangibles and taxes are considered preliminary and are subject to change for up to one year after the acquisition date. While the Company is in the process of finalizing its purchase price allocation, significant changes are not anticipated. The amount of goodwill recorded in connection with the Company’s acquisition of BORO is not deductible for tax purposes.

Included within the fair value of other assets in the table above are identifiable core deposits intangible assets recorded in connection with the BORO Acquisition of $10.0 million.

During both the three and nine months ended September 30, 2018, transaction- and integration-related expenses of $6.6 million associated with the BORO Acquisition are included in noninterest expense within the consolidated statement of operations. Such expenses were for professional services and other incremental employee costs associated with the integration of BORO’s operations.

In connection with the BORO Acquisition, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Acquired loans were segregated between those considered to be purchased credit impaired (“PCI”) loans and those without credit impairment at acquisition.

The following table presents details on acquired loans at the acquisition date (in thousands).

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
Commercial and industrial	$98,259	$2,127	$100,386
Real estate	174,675	5,389	180,064
Construction and land development	37,134	—	37,134
Consumer	9,021	13	9,034
Total	$319,089	$7,529	$326,618

The following table presents information about the PCI loans at acquisition (in thousands).

Contractually required principal and interest payments	$10,730
Nonaccretable difference	2,859
Cash flows expected to be collected	7,871
Accretable difference	342
Fair value of loans acquired with a deterioration of credit quality	$7,529

The following table presents information about the acquired loans without credit impairment at acquisition (in thousands).

Contractually required principal and interest payments	$381,551
Contractual cash flows not expected to be collected	15,286
Fair value at acquisition	319,089

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2018 and December 31, 2017, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.39 billion and $1.58 billion, respectively, and the unpaid principal balance of those loans was $1.35 billion and $1.53 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2018	Inputs	Inputs	Inputs	Fair Value
Trading securities	$2,341	$657,973	$—	$660,314
Available for sale securities	—	874,496	—	874,496
Equity securities	21,555	—	—	21,555
Loans held for sale	—	1,333,257	54,365	1,387,622
Derivative assets	—	45,979	—	45,979
MSR asset	—	—	68,804	68,804
Securities sold, not yet purchased	116,965	62,617	—	179,582
Derivative liabilities	—	15,291	—	15,291

	Level 1	Level 2	Level 3	Total
December 31, 2017	Inputs	Inputs	Inputs	Fair Value
Trading securities	$3,329	$727,356	$—	$730,685
Available for sale securities	—	744,319	—	744,319
Equity securities	21,241	—	—	21,241
Loans held for sale	—	1,544,631	36,972	1,581,603
Derivative assets	—	34,150	—	34,150
MSR asset	—	—	54,714	54,714
Securities sold, not yet purchased	156,586	76,235	—	232,821
Derivative liabilities	—	13,197	—	13,197

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2018
Loans held for sale	$40,781	$19,156	$(4,614)	$(958)	$—	$54,365
MSR asset	57,373	11,361	—	70	—	68,804
Total	$98,154	$30,517	$(4,614)	$(888)	$—	$123,169

Nine months ended September 30, 2018
Loans held for sale	$36,972	$39,706	$(17,127)	$(5,186)	$—	$54,365
MSR asset	54,714	21,090	(9,303)	2,303	—	68,804
Total	$91,686	$60,796	$(26,430)	$(2,883)	$—	$123,169

Three months ended September 30, 2017
Loans held for sale	30,037	8,881	(5,685)	(1,688)	—	31,545
MSR asset	43,580	5,939	—	(1,753)	—	47,766
Total	$73,617	$14,820	$(5,685)	$(3,441)	$—	$79,311

Nine months ended September 30, 2017
Loans held for sale	35,801	25,384	(23,108)	(6,532)	—	31,545
MSR asset	61,968	8,429	(17,499)	(5,132)	—	47,766
Total	$97,769	$33,813	$(40,607)	$(11,664)	$—	$79,311

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2018.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Inputs	(Weighted-Average)
Loans held for sale	Discounted cash flows / Market comparable	Projected price	92	-	96%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			9.15%
		Discount rate			11.11%

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

The MSR asset, which is included in other assets within the Company’s consolidated balance sheets, is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 8 to the consolidated financial statements.

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents those changes in fair value of instruments recognized in the consolidated statements of operations that are accounted for under the Fair Value Option (in thousands).

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(20,417)	$—	$(20,417)	$(4,443)	$—	$(4,443)
MSR asset	70	—	70	(1,753)	—	(1,753)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(12,693)	$—	$(12,693)	$26,650	$—	$26,650
MSR asset	2,303	—	2,303	(5,132)	—	(5,132)

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports individually impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans with a fair value of $172.9 million, $822.8 million, $73.5 million and $7.5 million were acquired by the Company upon completion of the merger with PCC (the “PlainsCapital Merger”), the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”), the acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the "SWS Merger"), whereby SWS’s banking subsidiary, Southwest Securities, FSB, was merged into the Bank, and the BORO Acquisition, respectively (collectively, the “Bank Transactions”). Substantially all PCI loans acquired in the FNB Transaction were covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At September 30, 2018, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
	Merger	Transaction	Merger	Acquisition
Weighted average default rate	83%	35%	70%	63%
Weighted average loss severity rate	67%	13%	28%	45%
Weighted average prepayment speed	0%	6%	0%	0%

At September 30, 2018, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction, SWS Merger and BORO Acquisition was 55%,  5%,  20% and 26%, respectively.

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 inputs. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which were covered by FDIC loss-share agreements. At September 30, 2018 and December 31, 2017, the estimated fair value of covered OREO was $29.9 million and $36.7 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The fair value of non-covered OREO at September 30, 2018 and December 31, 2017 was $2.7 million and $3.9 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2018	Inputs	Inputs	Inputs	Fair Value	2018	2017	2018	2017
Non-covered impaired loans	$—	$—	$17,749	$17,749	$(15)	$793	$(1,486)	$323
Covered impaired loans	—	—	63,194	63,194	683	(787)	1,429	(1,764)
Non-covered other real estate owned	—	529	—	529	(91)	(135)	(167)	(258)
Covered other real estate owned	—	19,555	—	19,555	(303)	(388)	(2,027)	(2,523)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2018	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$406,150	$406,150	$—	$—	$406,150
Assets segregated for regulatory purposes	220,115	220,115	—	—	220,115
Securities purchased under agreements to resell	164,656	—	164,656	—	164,656
Held to maturity securities	348,163	—	332,388	—	332,388
Loans held for sale	137,358	—	137,358	—	137,358
Non-covered loans, net	6,737,417	—	593,276	6,240,441	6,833,717
Covered loans, net	142,737	—	—	217,503	217,503
Broker-dealer and clearing organization receivables	1,491,507	—	1,491,507	—	1,491,507
FDIC indemnification asset	22,831	—	—	22,831	22,831
Other assets	70,998	—	69,940	1,058	70,998

Financial liabilities:
Deposits	8,290,233	—	8,279,098	—	8,279,098
Broker-dealer and clearing organization payables	1,396,401	—	1,396,401	—	1,396,401
Short-term borrowings	1,216,649	—	1,216,649	—	1,216,649
Debt	287,204	—	284,921	—	284,921
Other liabilities	6,032	—	6,032	—	6,032

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2017	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$487,382	$487,382	$—	$—	$487,382
Assets segregated for regulatory purposes	186,578	186,578	—	—	186,578
Securities purchased under agreements to resell	186,537	—	186,537	—	186,537
Held to maturity securities	355,849	—	349,939	—	349,939
Loans held for sale	133,754	—	133,754	—	133,754
Non-covered loans, net	6,212,712	—	577,889	5,828,868	6,406,757
Covered loans, net	179,400	—	—	269,386	269,386
Broker-dealer and clearing organization receivables	1,464,378	—	1,464,378	—	1,464,378
FDIC indemnification asset	29,340	—	—	20,122	20,122
Other assets	64,862	—	59,053	5,809	64,862

Financial liabilities:
Deposits	7,978,119	—	7,973,101	—	7,973,101
Broker-dealer and clearing organization payables	1,287,563	—	1,287,563	—	1,287,563
Short-term borrowings	1,206,424	—	1,206,424	—	1,206,424
Debt	275,821	—	289,719	—	289,719
Other liabilities	4,795	—	4,795	—	4,795

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company held equity investments other than securities of $42.8 million and $38.7 million at September 30, 2018 and December 31, 2017, respectively, which are included within other assets in the consolidated balance sheets. Of the $42.8 million of such equity investments held at September 30, 2018, $26.4 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments (in thousands).

	Three months ended,	Nine months ended,
	September 30, 2018	September 30, 2018
Balance, beginning of period	$26,151	$22,946
Additional investments	—	1,411
Upward adjustments	265	3,642
Impairments and downward adjustments	(1)	(1,584)
Dispositions	—	—
Balance, end of period	$26,415	$26,415

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2018	2017
U.S. Treasury securities	$2,328	$—
U.S. government agencies:
Bonds	30,223	52,078
Residential mortgage-backed securities	360,091	372,817
Commercial mortgage-backed securities	5,781	6,125
Collateralized mortgage obligations	35,708	5,122
Corporate debt securities	74,249	96,182
States and political subdivisions	119,751	170,413
Unit investment trusts	24,013	22,612
Private-label securitized product	4,806	1,631
Other	3,364	3,705
Totals	$660,314	$730,685

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $179.6 million and $232.8 million at September 30, 2018 and December 31, 2017, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$18,314	$—	$(150)	$18,164
U.S. government agencies:
Bonds	80,879	326	(858)	80,347
Residential mortgage-backed securities	379,759	81	(10,627)	369,213
Commercial mortgage-backed securities	11,760	34	(205)	11,589
Collateralized mortgage obligations	290,576	213	(7,614)	283,175
Corporate debt securities	56,647	277	(507)	56,417
States and political subdivisions	55,565	477	(451)	55,591
Totals	$893,500	$1,408	$(20,412)	$874,496

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$24,665	$107	$(103)	$24,669
U.S. government agencies:
Bonds	96,177	829	(366)	96,640
Residential mortgage-backed securities	246,707	538	(3,740)	243,505
Commercial mortgage-backed securities	11,966	105	(48)	12,023
Collateralized mortgage obligations	237,848	106	(4,142)	233,812
Corporate debt securities	66,868	1,819	(25)	68,662
States and political subdivisions	64,024	1,099	(115)	65,008
Totals	$748,255	$4,603	$(8,539)	$744,319

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2018	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$39,017	$—	$(2,283)	$36,734
Residential mortgage-backed securities	22,804	—	(605)	22,199
Commercial mortgage-backed securities	87,296	5	(3,065)	84,236
Collateralized mortgage obligations	148,399	—	(7,264)	141,135
States and political subdivisions	50,647	17	(2,580)	48,084
Totals	$348,163	$22	$(15,797)	$332,388

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$39,015	$—	$(1,188)	$37,827
Residential mortgage-backed securities	16,130	44	—	16,174
Commercial mortgage-backed securities	71,373	241	(735)	70,879
Collateralized mortgage obligations	173,928	19	(3,969)	169,978
States and political subdivisions	55,403	437	(759)	55,081
Totals	$355,849	$741	$(6,651)	$349,939

Additionally, the Company had unrealized net gains of $0.1 million and $1.6 million from equity securities with fair values of $21.6 million and $21.2 million held at September 30, 2018 and December 31, 2017, respectively. The Company recognized net gains of $0.1 million during the three months ended September 30, 2018, and net losses of $0.4 million during the nine months ended September 30, 2018, due to changes in the fair value of equity securities still held

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

at the balance sheet date. During the three and nine months ended September 30, 2018, net gains recognized from equity securities sold were nominal.

Information regarding available for sale, held to maturity and equity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2018			December 31, 2017
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	5	$12,855	$91	6	$15,449	$69
Unrealized loss for twelve months or longer	4	5,309	59	1	4,150	34
	9	18,164	150	7	19,599	103
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	10	33,051	152	10	83,476	366
Unrealized loss for twelve months or longer	2	20,192	705	—	—	—
	12	53,243	857	10	83,476	366
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	37	219,163	3,721	15	121,968	820
Unrealized loss for twelve months or longer	18	130,927	6,906	11	93,358	2,920
	55	350,090	10,627	26	215,326	3,740
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	2,882	9	1	5,048	48
Unrealized loss for twelve months or longer	1	4,883	196	—	—	—
	2	7,765	205	1	5,048	48
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	19	86,977	1,383	16	90,886	819
Unrealized loss for twelve months or longer	25	126,497	6,231	17	80,492	3,323
	44	213,474	7,614	33	171,378	4,142
Corporate debt securities:
Unrealized loss for less than twelve months	29	34,933	432	1	5,073	25
Unrealized loss for twelve months or longer	1	1,923	76	—	—	—
	30	36,856	508	1	5,073	25
States and political subdivisions:
Unrealized loss for less than twelve months	80	28,786	182	9	6,981	97
Unrealized loss for twelve months or longer	11	6,100	269	9	2,876	18
	91	34,886	451	18	9,857	115
Total available for sale:
Unrealized loss for less than twelve months	181	418,647	5,970	58	328,881	2,244
Unrealized loss for twelve months or longer	62	295,831	14,442	38	180,876	6,295
	243	$714,478	$20,412	96	$509,757	$8,539

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	September 30, 2018			December 31, 2017
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	$5,674	$326	1	$5,950	$50
Unrealized loss for twelve months or longer	3	31,060	1,957	3	31,877	1,138
	4	36,734	2,283	4	37,827	1,188
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	4	22,199	605	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	22,199	605	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	11	40,122	1,057	7	39,396	271
Unrealized loss for twelve months or longer	7	37,325	2,008	2	12,659	464
	18	77,447	3,065	9	52,055	735
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	7	16,262	519	10	37,064	264
Unrealized loss for twelve months or longer	18	124,873	6,745	12	128,270	3,705
	25	141,135	7,264	22	165,334	3,969
States and political subdivisions:
Unrealized loss for less than twelve months	55	23,981	681	22	11,079	71
Unrealized loss for twelve months or longer	51	19,179	1,899	46	18,598	688
	106	43,160	2,580	68	29,677	759
Total held to maturity:
Unrealized loss for less than twelve months	78	108,238	3,188	40	93,489	656
Unrealized loss for twelve months or longer	79	212,437	12,609	63	191,404	5,995
	157	$320,675	$15,797	103	$284,893	$6,651
Equity
Common and preferred stock:
Unrealized loss for less than twelve months	—	—	—	1	944	13
Unrealized loss for twelve months or longer	—	—	—	1	6,800	103
	—	$—	$—	2	$7,744	$116

During the three and nine months ended September 30, 2018 and 2017, the Company did not record any OTTI. While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant recording any OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend to sell, nor does the Company believe that it is likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2018 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$49,477	$49,466	$1,398	$1,396
Due after one year through five years	104,633	103,861	25,735	24,447
Due after five years through ten years	34,663	34,218	4,914	4,769
Due after ten years	22,632	22,974	57,617	54,206
	211,405	210,519	89,664	84,818

Residential mortgage-backed securities	379,759	369,213	22,804	22,199
Collateralized mortgage obligations	290,576	283,175	148,399	141,135
Commercial mortgage-backed securities	11,760	11,589	87,296	84,236
	$893,500	$874,496	$348,163	$332,388

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company realized net gains from its trading portfolio of $3.2 million and $5.8 million during the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $18.7 million during the nine months ended September 30, 2018 and 2017, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $12.2 million and $21.8 million during the three months ended September 30, 2018 and 2017, respectively, and $29.7 million and $38.8 million during the nine months ended September 30, 2018 and 2017, respectively. All such realized net gains are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $571.3 million and $738.5 million (with a fair value of $552.4 million and $730.1 million, respectively) at September 30, 2018 and December 31, 2017, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at September 30, 2018 and December 31, 2017.

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

At September 30, 2018 and December 31, 2017, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $12.1 million and $9.3 million, respectively.

6. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 7 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2018	2017
Commercial and industrial	$1,722,097	$1,681,205
Real estate	3,381,757	3,011,524
Construction and land development	1,052,409	962,605
Consumer	46,739	40,446
Broker-dealer (1)	593,276	577,889
	6,796,278	6,273,669
Allowance for non-covered loan losses	(58,861)	(60,957)
Total non-covered loans, net of allowance	$6,737,417	$6,212,712

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of non-covered PCI loans (in thousands).

	September 30,	December 31,
	2018	2017
Carrying amount	$32,553	$37,204
Outstanding balance	47,698	51,064

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for non-covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$5,259	$9,793	$7,013	$13,116
Additions	340	—	340	—
Reclassifications from nonaccretable difference, net(1)	1,053	277	1,603	854
Disposals of loans	—	(603)	(98)	(664)
Accretion	(1,504)	(1,851)	(3,710)	(5,690)
Balance, end of period	$5,148	$7,616	$5,148	$7,616

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $21.3 million and $19.2 million at September 30, 2018 and December 31, 2017, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$15,988	$4,392	$1,136	$5,528	$22
Unsecured	2,108	1,385	—	1,385	—
Real estate:
Secured by commercial properties	30,671	13,556	7,514	21,070	891
Secured by residential properties	6,149	1,879	1,974	3,853	319
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,189	183	524	707	112
Consumer	2,039	10	—	10	—
Broker-dealer	—	—	—	—	—
	58,144	21,405	11,148	32,553	1,344
Non-PCI
Commercial and industrial:
Secured	25,012	12,878	5,010	17,888	2,739
Unsecured	590	13	—	13	—
Real estate:
Secured by commercial properties	6,717	3,076	3,130	6,206	782
Secured by residential properties	1,225	769	—	769	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	3,475	2,857	545	3,402	49
Consumer	152	45	—	45	—
Broker-dealer	—	—	—	—	—
	37,186	19,638	8,685	28,323	3,570
	$95,330	$41,043	$19,833	$60,876	$4,914

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$19,752	$3,610	$2,489	$6,099	$89
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	34,598	7,583	12,092	19,675	1,391
Secured by residential properties	12,600	5,307	4,558	9,865	325
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,001	428	1,010	1,438	215
Consumer	2,377	12	115	127	18
Broker-dealer	—	—	—	—	—
	71,328	16,940	20,264	37,204	2,038
Non-PCI
Commercial and industrial:
Secured	23,666	15,308	2,072	17,380	365
Unsecured	761	616	—	616	—
Real estate:
Secured by commercial properties	15,504	10,934	3,686	14,620	932
Secured by residential properties	1,596	1,177	—	1,177	—
Construction and land development:
Residential construction loans	15	—	—	—	—
Commercial construction loans and land development	653	—	611	611	93
Consumer	162	56	—	56	—
Broker-dealer	—	—	—	—	—
	42,357	28,091	6,369	34,460	1,390
	$113,685	$45,031	$26,633	$71,664	$3,428

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial and industrial:
Secured	$23,654	$20,452	$23,448	$18,717
Unsecured	912	713	1,007	817
Real estate:
Secured by commercial properties	28,488	35,458	30,786	36,606
Secured by residential properties	4,677	11,412	7,832	11,387
Construction and land development:
Residential construction loans	—	—	—	14
Commercial construction loans and land development	2,798	2,590	3,079	3,204
Consumer	52	324	119	382
Broker-dealer	—	—	—	—
	$60,581	$70,949	$66,271	$71,127

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2018	2017
Commercial and industrial:
Secured	$21,310	$20,262
Unsecured	13	616
Real estate:
Secured by commercial properties	7,506	14,620
Secured by residential properties	1,178	1,614
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	3,402	611
Consumer	45	56
Broker-dealer	—	—
	$33,454	$37,779

At September 30, 2018 and December 31, 2017, non-covered non-accrual loans included non-covered PCI loans of $5.1 million and $3.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $3.3 million and $2.7 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at September 30, 2018 and December 31, 2017, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.2 million and nominal during the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2018 and 2017, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Bank did not grant any TDRs during three or nine months ended September 30, 2018 or during the three months ended September 30, 2017. Information regarding TDRs granted during the nine months ended September 30, 2017 is shown in the following tables (dollars in thousands). At September 30, 2018 and December 31, 2017, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Nine Months Ended September 30, 2017
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial and industrial:
Secured	1	$1,357	$1,235
Unsecured	—	—	—
Real estate:
Secured by commercial properties	1	1,481	1,385
Secured by residential properties	—	—	—
Construction and land development:
Residential construction loans	—	—	—
Commercial construction loans and land development	1	655	626
Consumer	—	—	—
Broker-dealer	—	—	—
	3	$3,493	$3,246

All of the non-covered loan modifications included in the tables above involved payment term extensions. The Bank did not grant principal reductions on any restructured non-covered loans during the three and nine months ended September 30, 2018 and 2017.

The following table presents information regarding TDRs granted during the twelve months preceding September 30, 2018 and 2017, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Twelve Months Preceding September 30, 2018			Twelve Months Preceding September 30, 2017
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial and industrial:
Secured	—	$—	$—	—	$—	$—
Unsecured	—	—	—	—	—	—
Real estate:
Secured by commercial properties	1	3,294	3,130	1	1,481	1,385
Secured by residential properties	—	—	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	1	$3,294	$3,130	1	$1,481	$1,385

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Company’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
September 30, 2018	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$17,853	$12,710	$6,035	$36,598	$1,528,645	$5,528	$1,570,771	$3,544
Unsecured	2,417	460	—	2,877	147,064	1,385	151,326	—
Real estate:
Secured by commercial properties	6,970	3,130	1,821	11,921	2,445,812	21,070	2,478,803	—
Secured by residential properties	1,248	663	696	2,607	896,494	3,853	902,954	688
Construction and land development:
Residential construction loans	739	—	—	739	240,901	—	241,640	—
Commercial construction loans and land development	3,100	1,035	—	4,135	805,927	707	810,769	—
Consumer	373	1,293	—	1,666	45,063	10	46,739	—
Broker-dealer	—	—	—	—	593,276	—	593,276	—
	$32,700	$19,291	$8,552	$60,543	$6,703,182	$32,553	$6,796,278	$4,232

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2017	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,060	$312	$5,714	$8,086	$1,544,131	$6,099	$1,558,316	$640
Unsecured	642	—	—	642	122,247	—	122,889	—
Real estate:
Secured by commercial properties	442	—	2,195	2,637	2,213,331	19,675	2,235,643	—
Secured by residential properties	1,490	1,290	418	3,198	762,818	9,865	775,881	—
Construction and land development:
Residential construction loans	315	—	—	315	176,937	—	177,252	—
Commercial construction loans and land development	1,370	101	—	1,471	782,444	1,438	785,353	—
Consumer	194	20	—	214	40,105	127	40,446	—
Broker-dealer	—	—	—	—	577,889	—	577,889	—
	$6,513	$1,723	$8,327	$16,563	$6,219,902	$37,204	$6,273,669	$640

In addition to the non-covered loans shown in the tables above, PrimeLending had $76.4 million and $84.5 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $77.2 million and $85.2 million, respectively) that were 90 days past due and accruing interest at September 30, 2018 and December 31, 2017, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

September 30, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,499,468	$7,289	$58,486	$5,528	$1,570,771
Unsecured	148,499	122	1,320	1,385	151,326
Real estate:
Secured by commercial properties	2,399,783	—	57,950	21,070	2,478,803
Secured by residential properties	885,974	—	13,127	3,853	902,954
Construction and land development:
Residential construction loans	241,640	—	—	—	241,640
Commercial construction loans and land development	806,594	—	3,468	707	810,769
Consumer	46,634	—	95	10	46,739
Broker-dealer	593,276	—	—	—	593,276
	$6,621,868	$7,411	$134,446	$32,553	$6,796,278

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,483,502	$17,354	$51,361	$6,099	$1,558,316
Unsecured	121,774	—	1,115	—	122,889
Real estate:
Secured by commercial properties	2,154,595	7,647	53,726	19,675	2,235,643
Secured by residential properties	756,091	—	9,925	9,865	775,881
Construction and land development:
Residential construction loans	177,252	—	—	—	177,252
Commercial construction loans and land development	780,905	2,259	751	1,438	785,353
Consumer	40,211	—	108	127	40,446
Broker-dealer	577,889	—	—	—	577,889
	$6,092,219	$27,260	$116,986	$37,204	$6,273,669

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

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended September 30, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$23,517	$28,584	$7,271	$207	$417	$59,996
Provision (recovery) for loan losses	(242)	450	443	27	(371)	307
Loans charged off	(1,820)	—	—	(26)	—	(1,846)
Recoveries on charged off loans	366	31	—	7	—	404
Balance, end of period	$21,821	$29,065	$7,714	$215	$46	$58,861

	Commercial and		Construction and
Nine Months Ended September 30, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$23,674	$28,775	$7,844	$311	$353	$60,957
Provision (recovery) for loan losses	(123)	186	(130)	(82)	(307)	(456)
Loans charged off	(5,236)	(30)	—	(69)	—	(5,335)
Recoveries on charged off loans	3,506	134	—	55	—	3,695
Balance, end of period	$21,821	$29,065	$7,714	$215	$46	$58,861

	Commercial and		Construction and
Three Months Ended September 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,834	$28,734	$7,645	$524	$471	$59,208
Provision (recovery) for loan losses	2,165	(1,278)	144	(147)	(405)	479
Loans charged off	(1,264)	(5)	(3)	(33)	—	(1,305)
Recoveries on charged off loans	280	88	4	25	—	397
Balance, end of period	$23,015	$27,539	$7,790	$369	$66	$58,779

	Commercial and		Construction and
Nine Months Ended September 30, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$21,369	$25,236	$7,002	$424	$155	$54,186
Provision (recovery) for loan losses	3,376	2,424	796	74	(89)	6,581
Loans charged off	(3,070)	(305)	(13)	(194)	—	(3,582)
Recoveries on charged off loans	1,340	184	5	65	—	1,594
Balance, end of period	$23,015	$27,539	$7,790	$369	$66	$58,779

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$17,255	$5,947	$3,402	$—	$—	$26,604
Loans collectively evaluated for impairment	1,697,929	3,350,887	1,048,300	46,729	593,276	6,737,121
PCI Loans	6,913	24,923	707	10	—	32,553
	$1,722,097	$3,381,757	$1,052,409	$46,739	$593,276	$6,796,278

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$16,819	$13,782	$611	$—	$—	$31,212
Loans collectively evaluated for impairment	1,658,287	2,968,202	960,556	40,319	577,889	6,205,253
PCI Loans	6,099	29,540	1,438	127	—	37,204
	$1,681,205	$3,011,524	$962,605	$40,446	$577,889	$6,273,669

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2018	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$2,739	$782	$49	$—	$—	$3,570
Loans collectively evaluated for impairment	19,060	27,073	7,553	215	46	53,947
PCI Loans	22	1,210	112	—	—	1,344
	$21,821	$29,065	$7,714	$215	$46	$58,861

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$365	$932	$93	$—	$—	$1,390
Loans collectively evaluated for impairment	23,220	26,127	7,536	293	353	57,529
PCI Loans	89	1,716	215	18	—	2,038
	$23,674	$28,775	$7,844	$311	$353	$60,957

7. Covered Assets and Indemnification Asset

At the close of business on September 30, 2018, the loss-share agreement for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. As discussed in Note 25 to the consolidated financial statements, on October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements for single family residential assets and commercial assets were terminated in exchange for the payment by the FDIC to the Bank of $6.26 million.

The Bank acquired certain assets and assumed certain liabilities of FNB in connection with an FDIC-assisted transaction on September 13, 2013 (the “Bank Closing Date”). As part of the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. As of September 30, 2018, the Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO were referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC had agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses were defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets through September 30, 2018, the amount of subsequent recoveries that were reimbursable to the FDIC for a particular asset was limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There was no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets were originally in effect for approximately five years and ten years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC were in effect for eight years and ten years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements were not contractually embedded in the covered loans and were not transferable should the Bank had chosen to dispose of the covered loans.

In accordance with the loss-share agreements, the Bank may have been required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements were less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment was calculated using a defined formula set forth in the P&A Agreement. At September 30, 2018, the Bank had recorded a related “true-up” payment accrual of  $16.6 million based on the then-current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered Loans and Allowance for Covered Loan Losses

Loans acquired in the FNB Transaction that were subject to a loss-share agreement are referred to as “covered loans” and reported separately in the consolidated balance sheets. Covered loans are reported exclusive of the cash flow reimbursements that may be received from the FDIC.

The Bank’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. Acquired covered loans were preliminarily segregated between those considered to be PCI loans and those without credit impairment at acquisition.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. The Company’s accounting policies for acquired covered loans, including covered PCI loans, are consistent with the accounting policies for acquired non-covered loans, as described in Note 6 to the consolidated financial statements. The Company has established under its PCI accounting policy a framework to aggregate certain acquired covered loans into various loan pools based on a minimum of two layers of similar risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing.

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	September 30,	December 31,
	2018	2017
Commercial and industrial	$890	$1,055
Real estate	141,858	179,359
Construction and land development	1,280	1,715
	144,028	182,129
Allowance for covered loans	(1,291)	(2,729)
Total covered loans, net of allowance	$142,737	$179,400

The following table presents the carrying value and the outstanding contractual balance of covered PCI loans (in thousands).

	September 30,	December 31,
	2018	2017
Carrying amount	$65,004	$87,113
Outstanding balance	138,490	179,019

Changes in the accretable yield for covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$81,393	$128,307	$91,833	$143,731
Reclassifications from nonaccretable difference, net (1)	5,649	4,096	15,364	27,120
Transfer of loans to covered OREO (2)	(142)	(77)	(989)	(857)
Accretion	(6,987)	(10,040)	(26,295)	(47,708)
Balance, end of period	$79,913	$122,286	$79,913	$122,286

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The remaining nonaccretable difference for covered PCI loans was $51.5 million and $72.7 million at September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018 and 2017, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$3,156	$—	$130	$130	$14
Unsecured	5,380	—	—	—	—
Real estate:
Secured by commercial properties	50,379	1,580	6,671	8,251	469
Secured by residential properties	112,174	186	56,437	56,623	785
Construction and land development:
Residential construction loans	643	—	—	—	—
Commercial construction loans and land development	9,790	—	—	—	—
	181,522	1,766	63,238	65,004	1,268
Non-PCI
Commercial and industrial:
Secured	44	—	—	—	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	7,236	6,048	—	6,048	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	9	5	—	5	—
	7,289	6,053	—	6,053	—
	$188,811	$7,819	$63,238	$71,057	$1,268

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$3,783	$—	$194	$194	$19
Unsecured	5,732	—	—	—	—
Real estate:
Secured by commercial properties	80,223	2,388	21,171	23,559	1,817
Secured by residential properties	125,361	249	63,107	63,356	861
Construction and land development:
Residential construction loans	672	—	—	—	—
Commercial construction loans and land development	11,118	4	—	4	—
	226,889	2,641	84,472	87,113	2,697
Non-PCI
Commercial and industrial:
Secured	44	—	—	—	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—	—
Secured by residential properties	6,279	5,370	—	5,370	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	18	12	—	12	—
	6,341	5,382	—	5,382	—
	$233,230	$8,023	$84,472	$92,495	$2,697

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial and industrial:
Secured	$139	$396	$162	$775
Unsecured	—	105	—	170
Real estate:
Secured by commercial properties	12,817	28,110	15,905	39,323
Secured by residential properties	63,082	68,843	65,699	73,093
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	5	1,384	11	2,762
	$76,043	$98,838	$81,777	$116,123

Covered non-accrual loans are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2018	2017
Commercial and industrial:
Secured	$—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	—	—
Secured by residential properties	5,772	5,087
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	5	17
	$5,777	$5,104

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At both September 30, 2018 and December 31, 2017, there were no covered non-accrual loans included in covered PCI loans for which discount accretion had been suspended because the extent and timing of cash flows from these covered PCI loans could no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $0.3 million and  $0.9 million during the three months ended September 30, 2018 and 2017,  respectively, while interest income, including recoveries and cash payments, recorded on covered impaired loans during was $0.6 million and $1.2 million during the nine months ended September 30, 2018 and 2017, respectively. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 6 to the consolidated financial statements. The Bank did not grant any TDRs during the three and nine months ended September 30, 2018 and 2017. Pooled Loans are not in the scope of the disclosure requirements for TDRs. At September 30, 2018 and December 31, 2017, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

There were no TDRs granted during the twelve months preceding September 30, 2018 or 2017 for which payment was at least 30 days past due.

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
September 30, 2018	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$—	$—	$760	$130	$890	$—
Unsecured	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	65	—	—	65	8,799	8,251	17,115	—
Secured by residential properties	2,342	555	2,293	5,190	62,930	56,623	124,743	—
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	1,280	—	1,280	—
	$2,407	$555	$2,293	$5,255	$73,769	$65,004	$144,028	$—

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2017	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$—	$—	$861	$194	$1,055	$—
Unsecured	—	—	—	—	—	—	—	—
Real estate:
Secured by commercial properties	209	113	—	322	11,472	23,559	35,353	—
Secured by residential properties	5,624	1,211	3,226	10,061	70,589	63,356	144,006	283
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	38	—	—	38	1,673	4	1,715	—
	$5,871	$1,324	$3,226	$10,421	$84,595	$87,113	$182,129	$283

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 6 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

September 30, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$379	$—	$381	$130	$890
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	8,168	—	696	8,251	17,115
Secured by residential properties	64,100	395	3,625	56,623	124,743
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,264	—	16	—	1,280
	$73,911	$395	$4,718	$65,004	$144,028

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$429	$—	$432	$194	$1,055
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	10,961	—	833	23,559	35,353
Secured by residential properties	68,544	356	11,750	63,356	144,006
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	1,649	—	62	4	1,715
	$81,583	$356	$13,077	$87,113	$182,129

The Bank’s impairment methodology for covered loans is consistent with the methodology for non-covered loans, and is discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2017 Form 10-K.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended September 30, 2018	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$19	$1,955	$—	$1,974
Recovery of loan losses	(1)	(677)	—	(678)
Loans charged off	—	(6)	—	(6)
Recoveries on charged off loans	—	1	—	1
Balance, end of period	$18	$1,273	$—	$1,291

	Commercial and		Construction and
Nine months ended September 30, 2018	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$24	$2,702	$3	$2,729
Recovery of loan losses	(6)	(1,367)	(9)	(1,382)
Loans charged off	—	(63)	—	(63)
Recoveries on charged off loans	—	1	6	7
Balance, end of period	$18	$1,273	$—	$1,291

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Commercial and		Construction and
Three months ended September 30, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$47	$684	$628	$1,359
Provision (recovery) for loan losses	34	1,093	(346)	781
Loans charged off	—	—	—	—
Recoveries on charged off loans	—	—	1	1
Balance, end of period	$81	$1,777	$283	$2,141

	Commercial and		Construction and
Nine months ended September 30, 2017	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$35	$378	$—	$413
Provision for loan losses	46	1,915	276	2,237
Loans charged off	(6)	(521)	—	(527)
Recoveries on charged off loans	6	5	7	18
Balance, end of period	$81	$1,777	$283	$2,141

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2018	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	760	76,984	1,280	79,024
PCI Loans	130	64,874	—	65,004
	$890	$141,858	$1,280	$144,028

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	861	92,444	1,711	95,016
PCI Loans	194	86,915	4	87,113
	$1,055	$179,359	$1,715	$182,129

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2018	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	4	19	—	23
PCI Loans	14	1,254	—	1,268
	$18	$1,273	$—	$1,291

	Commercial and		Construction and
December 31, 2017	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	5	24	3	32
PCI Loans	19	2,678	—	2,697
	$24	$2,702	$3	$2,729

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$34,895	$42,304	$36,744	$51,642
Additions to covered OREO	438	1,039	5,284	6,166
Dispositions of covered OREO	(5,173)	(2,612)	(10,145)	(14,942)
Valuation adjustments in the period	(304)	(388)	(2,027)	(2,523)
Balance, end of period	$29,856	$40,343	$29,856	$40,343

During the three and nine months ended September 30, 2018 and 2017, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required. The downward valuations recorded during the three and nine months ended September 30, 2018 and 2017 were related to covered assets subject to the loss-share agreements with the FDIC, which were terminated on October 17, 2018.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$23,525	$40,304	$29,340	$71,313
FDIC Indemnification Asset accretion (amortization)	(694)	(5,348)	(6,509)	(13,533)
Transfers to due from FDIC and other	—	(1,813)	—	(24,637)
Balance, end of period	$22,831	$33,143	$22,831	$33,143

As of September 30, 2018, the Bank had billed $147.8 million to and collected $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017. The previously discussed termination of the FDIC loss-share agreements includes settlement of all unbilled amounts since September 30, 2017.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$57,373	$43,580	$54,714	$61,968
Additions	11,361	5,939	21,090	8,429
Sales	—	—	(9,303)	(17,499)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	1,311	(550)	5,984	(1,757)
Due to customer payoffs	(1,241)	(1,203)	(3,681)	(3,375)
Balance, end of period	$68,804	$47,766	$68,804	$47,766

	September 30,	December 31,
	2018	2017
Mortgage loans serviced for others	$4,939,171	$4,762,042
MSR asset as a percentage of serviced mortgage loans	1.39%	1.15%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2018	2017
Weighted average constant prepayment rate	9.15%	10.93%
Weighted average discount rate	11.11%	11.03%
Weighted average life (in years)	7.7	6.9

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2018	2017
Constant prepayment rate:
Impact of 10% adverse change	$(1,962)	$(1,948)
Impact of 20% adverse change	(3,980)	(3,839)
Discount rate:
Impact of 10% adverse change	(2,899)	(2,135)
Impact of 20% adverse change	(5,556)	(4,103)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.4 million and $4.2 million during the three months ended September 30, 2018 and 2017, respectively, and $17.3 million and $15.7 million during the nine months ended September 30, 2018 and 2017, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2018	2017
Noninterest-bearing demand	$2,525,677	$2,411,849
Interest-bearing:
NOW accounts	1,256,547	1,202,752
Money market	2,559,451	2,222,555
Brokered - money market	11,547	101,624
Demand	407,059	411,771
Savings	184,869	218,812
Time	1,345,083	1,313,482
Brokered - time	—	95,274
	$8,290,233	$7,978,119

10. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2018	2017
Federal funds purchased	$88,075	$101,775
Securities sold under agreements to repurchase	459,574	539,149
Federal Home Loan Bank	400,000	250,000
Short-term bank loans	269,000	315,500
	$1,216,649	$1,206,424

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

	Nine Months Ended September 30,
	2018	2017
Average balance during the period	$683,835	$549,425
Average interest rate during the period	1.76%	0.98%

	September 30,	December 31,
	2018	2017
Average interest rate at end of period	2.01%	1.21%
Securities underlying the agreements at end of period:
Carrying value	$474,266	$581,636
Estimated fair value	$490,719	$598,300

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

	Nine Months Ended September 30,
	2018	2017
Average balance during the period	$253,022	$435,531
Average interest rate during the period	2.04%	1.05%

	September 30,	December 31,
	2018	2017
Average interest rate at end of period	2.33%	1.30%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2018 and December 31, 2017 was 3.08% and 2.27%, respectively.

11. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2018	2017
Senior Notes due April 2025, net of discount of $1,431 and $1,545, respectively	$148,569	$148,455
FHLB notes, net of premium of $241 and $436, respectively, with maturities ranging from September 2020 to June 2030	4,497	19,402
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company line of credit due December 31, 2018	—	1,000
Ventures Management lines of credit due January 2019	39,626	12,452
	$220,192	$208,809

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 17.0% and 37.2% during the three months ended September 30, 2018 and 2017, respectively, and 21.4% and 33.0% during the nine months ended September 30, 2018 and 2017, respectively. The 2018 effective tax rates are lower than the applicable statutory rates due to tax planning strategies in conjunction with the Tax Legislation and research and development studies. In addition, a tax benefit was recognized from the portion of the indemnification reserve that was a deductible settlement amount from the PrimeLending inquiry from the United States Department of Justice (“DOJ”) as discussed in Note 13 and Note 25 to the consolidated financial statements. The effective tax rate during the three months ended September 30, 2017 was higher than the statutory rate primarily due to state income taxes. The effective tax rate during the nine months ended September 30, 2017 was lower than the statutory rate primarily due to a nontaxable increase to other noninterest income recorded as part of the resolution of the SWS matter as discussed in Note 13 to the consolidated financial statements, as the SWS Merger was a tax-free reorganization under Section 368(a) the Internal Revenue Code. The decreases in the Company’s effective tax rates from periods in 2017 to periods in 2018 were primarily driven by the reduction in the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Legislation. Deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation are final as of September 30, 2018.

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

As a part of an industry-wide Inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the DOJ related to this Inquiry. According to the Civil Investigative Demand, the DOJ is conducting an investigation to determine whether PrimeLending has violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. In order to avoid the delay, uncertainty, inconvenience and expense of protracted ligation, on October 23, 2018, PrimeLending entered into a Settlement Agreement and an Indemnification Agreement with the DOJ and HUD, respectively. In these agreements, PrimeLending did not admit to any liability or wrongdoing, and the DOJ and HUD did not make any concessions with respect to their alleged claims. These agreements provide for payments to each of the DOJ and HUD of $6.75 million.  In exchange for these payments, each of the DOJ and HUD released any civil claims it may have related to certain loans originated by PrimeLending. As of September 30, 2018, the amount was included in the Company's recorded indemnification reserve liability. Accordingly, the Company’s operating results or financial condition will not be materially impacted in future periods.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At September 30, 2018 and December 31, 2017, the mortgage origination segment’s indemnification liability reserve totaled $24.2 million and $23.5 million, respectively. The provision for indemnification losses was $0.9 million and $2.5 million during the three months ended September 30, 2018 and 2017, respectively, and $2.6 million and $4.5 million during the nine months ended September 30, 2018 and 2017, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$30,545	$32,554	$33,702	$40,669
Claims made	5,477	10,618	17,827	27,647
Claims resolved with no payment	(578)	(10,991)	(12,331)	(29,079)
Repurchases	(3,513)	(1,326)	(6,847)	(3,014)
Indemnification payments	—	—	(420)	(5,368)
Balance, end of period	$31,931	$30,855	$31,931	$30,855

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$23,910	$22,367	$23,472	$18,239
Additions for new sales	857	2,488	2,599	4,480
Repurchases	(228)	(158)	(474)	(283)
Early payment defaults	(72)	(41)	(259)	(170)
Indemnification payments	(4)	—	(124)	(713)
Change in reserves for loans sold in prior years	(292)	—	(1,043)	3,103
Balance, end of period	$24,171	$24,656	$24,171	$24,656

	September 30,	December 31,
	2018	2017
Reserve for Indemnification Liability (1):
Specific claims	$14,375	$646
Incurred but not reported claims	9,796	22,826
Total	$24,171	$23,472

(1)

As a result of the DOJ and HUD agreements discussed above, at September 30, 2018, the Reserve for Indemnification Liability reflects $13.5 million of specific claims that were included in incurred but not reported claims in prior periods.

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable.

Hilltop Plaza Investment

On July 31, 2018, HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) purchased approximately 1.7 acres of land in the City of University Park, Texas for $38.5 million. Hillcrest Land LLC is owned equally between Hilltop Investments I, LLC, a wholly owned entity of Hilltop, and Diamond Ground, LLC, an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop. Each of Hilltop Investments I, LLC and Diamond Ground, LLC contributed $19.3 million to Hillcrest Land LLC to complete the purchase. As the voting rights of Hillcrest Land LLC are shared equally between the Company and Diamond Ground, LLC, there is no primary beneficiary, and Diamond Ground,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

LLC’s interest in Hillcrest Land LLC has been reflected as a noncontrolling interest in the Company’s consolidated financial statements. Therefore, the Company has consolidated Hillcrest Land LLC under the VIE model according to the “most-closely associated” test. The purchased land is included within premises and equipment, net in the consolidated balance sheets. Any income (loss) associated with Hillcrest Land LLC is included within other noninterest income in the consolidated statements of operations.

Gerald J. Ford beneficially owned 16.4% of Hilltop common stock as of September 30, 2018 and is the father of Jeremy Ford, a director and the President and Co-Principal Executive Officer of Hilltop, and the father-in-law of Corey Prestidge, the Executive Vice President, General Counsel and Secretary of Hilltop. Trusts for which Jeremy Ford and the wife of Corey Prestidge are a beneficiary own 10.2% and 10.1%, respectively, of Diamond Ground, LLC.

In connection with the purchase of the land, Hillcrest Land LLC entered into a 99-year ground lease of the land with three tenants-in-common: SPC Park Plaza Partners LLC (“Park Plaza LLC”), an unaffiliated entity which received an undivided 50% leasehold interest; HTH Hillcrest Project LLC (“HTH Project LLC”), a wholly owned subsidiary of Hilltop, which received an undivided 25% leasehold interest; and Diamond Hillcrest, LLC (“Diamond Hillcrest”), an entity owned by Mr. Gerald J. Ford, which received an undivided 25% leasehold interest (collectively, the “Co-Owners”). The ground lease is triple net. The base rent from the Co-Owners under the ground lease commences 18 months after the ground lease was signed at $1.8 million per year and increases 1.0% per year each January 1 thereafter. The ground lease was classified as an operating lease under ASC 840, and the accounting commencement date was determined to be July 31, 2018, the date the land was available to the Co-Owners.

Concurrent with the ground lease, the Co-Owners entered into an agreement to purchase the improvements currently being constructed on the land, which is a mixed-use project containing a six-story building (“Hilltop Plaza”). HTH Project LLC and Diamond Hillcrest each own an undivided 25% interest in Hilltop Plaza. Park Plaza LLC owns the remaining undivided 50% interest in Hilltop Plaza. Park Plaza LLC has agreed to serve as the Co-Owner property manager under the Co-Owners Agreement; however, certain actions require unanimous approval of all Co-Owners. Hilltop Plaza will be funded through a $41.0 million construction loan from an unaffiliated third party bank, as well as cash contributions of $5.3 million from each of HTH Project LLC and Diamond Hillcrest. HTH Project LLC’s undivided interest in Hilltop Plaza is accounted for as an equity method investment as the tenants-in-common have joint control over decisions regarding Hilltop Plaza. The investment is included within other assets in the consolidated balance sheets and any income (loss) is included within other noninterest income in the consolidated statements of operations.

Hilltop and the Bank entered into leases for an aggregate of approximately 72,000 of the total 120,000 square feet of rentable space in Hilltop Plaza to serve as the headquarters for both companies. The two separate 129-month office and retail leases have combined total base rent of approximately $35 million with the first nine months of rent abated. Move-in is expected in the fourth quarter of 2019. The office and retail leases were considered under the build-to-suit provisions of ASC 840, and the Company was determined to be the accounting owner of the project as its affiliate, HTH Project LLC, has an equity investment in the project. As such, the assets of Hilltop Plaza are recognized during the construction period as costs are incurred to construct the asset, with a corresponding liability representing the costs paid for by the lessor (the Co-Owners). At September 30, 2018, the $23.8 million of costs incurred to date are included within premises and equipment and other liabilities, respectively, in the consolidated balance sheets. The Company will reassess its accounting ownership of the assets under construction as of January 1, 2019 upon implementation of ASC 842, the new lease accounting standard.

All intercompany transactions associated with the Hilltop Plaza investment and the related transactions discussed above are eliminated in consolidation.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2018 and outstanding financial and performance standby letters of credit of $23.3 million at September 30, 2018.

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

In the normal course of business, the Hilltop Broker-Dealers execute, settle, and finance various securities transactions that may expose the Hilltop Broker-Dealers to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the accounts of the Hilltop Broker-Dealers, use of derivatives to support certain non-profit housing organization clients and to hedge changes in the fair value of certain securities, clearing agreements between the Hilltop Broker-Dealers and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

15. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At September 30, 2018,  1,205,713 shares of common stock remained available for issuance pursuant to awards granted under the 2012 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $2.4 million and $2.8 million during the three months ended September 30, 2018 and 2017, respectively, and $7.2 million and $8.7 million during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018 and 2017, Hilltop granted 22,269 and 11,959 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the nine months ended September 30, 2018 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2017	1,318	$20.89
Granted	510	$24.00
Vested/Released	(369)	$19.84
Forfeited	(103)	$19.98
Balance, September 30, 2018	1,356	$22.42

Vested/Released RSUs include an aggregate of 77,444 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2018. Pursuant to certain RSU award agreements, an aggregate of 17,481 vested RSUs at September 30, 2018 require deferral of the settlement in shares and statutory tax obligations to a future date.

During the nine months ended September 30, 2018, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 486,155 RSUs pursuant to the 2012 Plan. At September 30, 2018,  387,197 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 84,626 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At September 30, 2018, in the aggregate, 1,096,759 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 258,773 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2018, unrecognized compensation expense related to outstanding RSUs of $16.0 million is expected to be recognized over a weighted average period of 1.47 years.

16. Regulatory Matters

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as shown in the table below, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of September 30, 2018, as well as the fully phased-in requirements through 2019.

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at September 30, 2018 and December 31, 2017, respectively (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2018
Tier 1 capital (to average assets):
PlainsCapital	$1,151,669	11.86%	4.0%	4.0%	5.0%
Hilltop	1,675,285	12.40%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,151,669	13.88%	6.375%	7.0%	6.5%
Hilltop	1,629,899	16.95%	6.375%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,151,669	13.88%	7.875%	8.5%	8.0%
Hilltop	1,675,285	17.42%	7.875%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,213,970	14.63%	9.875%	10.5%	10.0%
Hilltop	1,718,018	17.87%	9.875%	10.5%	N/A

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017
Tier 1 capital (to average assets):
PlainsCapital	$1,147,527	12.32%	4.0%	4.0%	5.0%
Hilltop	1,688,358	12.94%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	5.75%	7.0%	6.5%
Hilltop	1,639,009	17.71%	5.75%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	7.25%	8.5%	8.0%
Hilltop	1,688,358	18.24%	7.25%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,212,793	15.29%	9.25%	10.5%	10.0%
Hilltop	1,738,325	18.78%	9.25%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As discussed in Note 25 to the consolidated financial statements, on October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements for single family residential assets and commercial assets were terminated. As a result, for purposes of risk-based capital calculations in future periods, the risk-weighting of the assets that were previously covered by the loss-share agreements with the FDIC will increase from 20% to 100%.

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

At September 30, 2018, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$214,906	$3,307
Less: required net capital	9,836	250
Excess net capital	$205,070	$3,057

Net capital as a percentage of aggregate debit items	43.7%
Net capital in excess of 5% aggregate debit items	$190,317

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At September 30, 2018 and December 31, 2017, the Hilltop Broker-Dealers held cash of $220.1 million and $186.6 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2018 or December 31, 2017.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of September 30, 2018, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	September 30,	December 31,
	2018	2017
Statutory capital and surplus:
National Lloyds Insurance Company	$99,195	$93,812
American Summit Insurance Company	18,158	22,778

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory net income (loss):
National Lloyds Insurance Company	$5,442	$(4,147)	$6,576	$(10,663)
American Summit Insurance Company	(2,765)	(1,216)	(1,482)	(693)

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2018, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2018, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

17. Stockholders’ Equity

Dividends

On October 25, 2018, the Company announced that its board of directors declared a quarterly cash dividend of $0.07 per common share, payable on November  30, 2018, to all common stockholders of record as of the close of business on November 15, 2018.

Stock Repurchase Program

In January 2018, the Hilltop board of directors authorized a stock repurchase program through January 2019 pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. In July 2018, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program to $100.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During the nine months ended September 30, 2018, the Company paid $38.8 million to repurchase an aggregate of 1,702,696 shares of common stock at an average price of $22.81 per share. These shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. The Company’s stock repurchase program and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2017 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and Eurodollar futures. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps, swaptions, and U.S. Treasury bond futures and options to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses both U.S. Treasury bond and Eurodollar futures to hedge changes in the fair value of their securities.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 4 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $2.2 million and decreased $9.9  million during the three months ended September 30, 2018 and 2017, respectively, and increased $9.0 million and decreased $0.4 million during the nine months ended September 30, 2018 and 2017, respectively. These changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 4 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivative instruments increased $3.6 million and decreased $3.6 million during the three months ended September 30, 2018 and 2017, respectively, while the fair values of the Bank’s derivative instruments changed nominally during the three months ended September 30, 2018 and 2017, respectively. The fair values of the Hilltop Broker-Dealers’ derivative instruments increased $1.4 million and $12.6 million during the nine months ended September 30, 2018 and 2017, respectively, while the fair values of the Bank’s derivative instruments increased $0.1 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	September 30, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,023,165	$20,427	$850,850	$18,851
Customer-based written options	31,200	(122)	21,637	38
Customer-based purchased options	31,200	122	21,637	(38)
Commitments to purchase MBSs	2,832,755	2,172	2,831,635	(921)
Commitments to sell MBSs	4,858,032	7,894	4,963,498	2,972
Interest rate swaps	22,780	195	25,971	51
U.S. Treasury bond futures and options (1)	242,900	—	214,500	—
Eurodollar futures (1)	696,000	—	—	—

(1)    Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

PrimeLending had cash collateral advances totaling $8.4 million and $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at September 30, 2018 and December 31, 2017, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $2.3 million and  $3.2 million on U.S. Treasury bond futures and options and Eurodollar futures at September 30, 2018 and December 31, 2017, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2018
Securities borrowed:
Institutional counterparties	$1,453,985	$—	$1,453,985	$(1,395,791)	$—	$58,194

Interest rate options:
Customer counterparties	122	—	122	—	—	122

Interest rate swaps:
Institutional counterparties	195	—	195	(223)	—	(28)

Reverse repurchase agreements:
Institutional counterparties	164,656	—	164,656	(163,869)	—	787

Forward MBS derivatives:
Institutional counterparties	13,684	(293)	13,391	(6,160)	—	7,231
	$1,632,642	$(293)	$1,632,349	$(1,566,043)	$—	$66,306
December 31, 2017
Securities borrowed:
Institutional counterparties	$1,386,821	$—	$1,386,821	$(1,327,536)	$—	$59,285

Interest rate options:
Customer counterparties	38	—	38	—	—	38

Reverse repurchase agreements:
Institutional counterparties	186,537	—	186,537	(186,026)	—	511

Forward MBS derivatives:
Institutional counterparties	3,576	—	3,576	(3,576)	—	—
	$1,576,972	$—	$1,576,972	$(1,517,138)	$—	$59,834

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2018
Securities loaned:
Institutional counterparties	$1,340,502	$—	$1,340,502	$(1,283,453)	$—	$57,049

Interest rate options:
Institutional counterparties	122	—	122	—	—	122

Repurchase agreements:
Institutional counterparties	409,424	—	409,424	(409,424)	—	—
Customer counterparties	50,150	—	50,150	(50,150)	—	—

Forward MBS derivatives:
Institutional counterparties	3,325	—	3,325	(3,325)	—	—
	$1,803,523	$—	$1,803,523	$(1,746,352)	$—	$57,171
December 31, 2017
Securities loaned:
Institutional counterparties	$1,215,093	$—	$1,215,093	$(1,157,198)	$—	$57,895

Interest rate options:
Institutional counterparties	38	—	38	—	—	38

Interest rate swaps:
Institutional counterparties	35	(86)	(51)	(1,059)	—	(1,110)

Repurchase agreements:
Institutional counterparties	409,058	—	409,058	(409,058)	—	—
Customer counterparties	130,091	—	130,091	(130,091)	—	—

Forward MBS derivatives:
Institutional counterparties	2,696	(1,171)	1,525	(1,295)	—	230
	$1,757,011	$(1,257)	$1,755,754	$(1,698,701)	$—	$57,053

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2018 and December 31, 2017.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2018	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$86,476	$—	$—	$—	$86,476
Asset-backed securities	373,098	—	—	—	373,098

Securities lending transactions:
Corporate securities	182	—	—	—	182
Equity securities	1,340,320	—	—	—	1,340,320
Total	$1,800,076	$—	$—	$—	$1,800,076

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,800,076
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2017	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$181,915	$—	$—	$—	$181,915
Asset-backed securities	357,234	—	—	—	357,234

Securities lending transactions:
Corporate securities	11,499	—	—	—	11,499
Equity securities	1,203,594	—	—	—	1,203,594
Total	$1,754,242	$—	$—	$—	$1,754,242

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,754,242
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2018	2017
Receivables:
Securities borrowed	$1,453,985	$1,386,821
Securities failed to deliver	18,294	25,491
Trades in process of settlement	—	29,412
Other	19,228	22,654
	$1,491,507	$1,464,378
Payables:
Securities loaned	$1,340,502	$1,215,093
Correspondents	22,477	30,160
Securities failed to receive	15,663	37,864
Trades in process of settlement	12,043	—
Other	5,716	4,446
	$1,396,401	$1,287,563

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	September 30,	December 31,
	2018	2017
Reserve for unpaid losses and allocated LAE balance, net	$16,831	$17,470
Reinsurance recoverables on unpaid losses	5,038	11,495
Unallocated LAE	934	1,248
Reserve for unpaid losses and LAE balance, gross	$22,803	$30,213

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

			September 30, 2018
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Nine Months Ended September 30, 2018		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2014	$83,703	$84,000	$45	13,104
2015	86,453	87,157	279	15,034
2016	82,967	84,439	874	21,373
2017	85,787	88,566	1,885	22,027
2018	43,442	54,709	5,880	10,039
Total	382,352	$398,871
	312	All outstanding reserves prior to 2014, net of reinsurance
	$16,831	Reserve for unpaid losses and allocated LAE, net of reinsurance

22. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2018,  total reinsurance recoverables and receivables had a carrying value of $9.1 million, which is included in other assets within the consolidated balance sheets. There was no allowance for uncollectible accounts at September 30, 2018, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$32,738	$33,399	$33,909	$36,096	$101,624	$100,139	$107,497	$110,048
Reinsurance assumed	3,414	3,181	3,200	2,993	10,023	9,292	9,427	8,721
Reinsurance ceded	(2,353)	(2,395)	(4,028)	(4,596)	(6,698)	(6,826)	(10,215)	(12,116)
Net premiums	$33,799	$34,185	$33,081	$34,493	$104,949	$102,605	$106,709	$106,653

The effects of reinsurance on incurred losses and LAE are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Losses and LAE incurred	$19,158	$67,152	$56,479	$122,806
Reinsurance recoverables	(446)	(35,918)	2,174	(36,688)
Net loss and LAE incurred	$18,712	$31,234	$58,653	$86,118

Catastrophic coverage

At September 30, 2018, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.0 million of reinsurance coverage in excess of its $2.0 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8 million is comprised of three layers of protection: $17 million in excess of $8 million retention and/or loss; $30 million in excess of $25 million loss; and $50 million in excess of $55 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At September 30, 2018, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

The banking segment includes the operations of the Bank, and since August 1, 2018, the operations of the former BORO acquired in the BORO Acquisition. The broker-dealer segment includes the operations of Securities Holdings, the mortgage origination segment is composed of PrimeLending, and the insurance segment is composed of NLC.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, acquisition costs and the activities related to the Hilltop Plaza investment.

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

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$94,921	$12,432	$363	$733	$(3,275)	$5,167	$110,341
Recovery of loan losses	—	(371)	—	—	—	—	(371)
Noninterest income	11,365	82,834	144,400	36,724	523	(6,149)	269,697
Noninterest expense	67,714	85,713	140,006	33,807	8,656	(185)	335,711
Income (loss) before income taxes	$38,572	$9,924	$4,757	$3,650	$(11,408)	$(797)	$44,698

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$269,517	$37,873	$2,009	$2,313	$(7,848)	$14,745	$318,609
Recovery of loan losses	(1,531)	(307)	—	—	—	—	(1,838)
Noninterest income	32,188	224,969	434,262	108,288	1,246	(16,679)	784,274
Noninterest expense	192,626	241,456	420,736	104,532	23,399	(319)	982,430
Income (loss) before income taxes	$110,610	$21,693	$15,535	$6,069	$(30,001)	$(1,615)	$122,291

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$89,322	$12,215	$94	$864	$(2,589)	$5,074	$104,980
Provision (recovery) for loan losses	1,665	(405)	—	—	—	—	1,260
Noninterest income	11,414	91,418	163,758	36,839	182	(5,134)	298,477
Noninterest expense	62,750	83,836	151,056	47,015	9,325	(140)	353,842
Income (loss) before income taxes	$36,321	$20,202	$12,796	$(9,312)	$(11,732)	$80	$48,355

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$273,595	$31,052	$(791)	$1,982	$(7,413)	$14,631	$313,056
Provision (recovery) for loan losses	8,907	(89)	—	—	—	—	8,818
Noninterest income	49,323	266,779	487,033	113,562	12,792	(14,881)	914,608
Noninterest expense	186,075	252,395	444,263	133,444	25,010	(602)	1,040,585
Income (loss) before income taxes	$127,936	$45,525	$41,979	$(17,900)	$(19,631)	$352	$178,261

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
September 30, 2018
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$9,946,278	$3,341,891	$1,767,554	$283,253	$2,136,398	$(3,710,838)	$13,764,536

December 31, 2017
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,558,718	$3,394,911	$1,937,327	$291,639	$2,106,978	$(3,923,787)	$13,365,786

The Company performs required annual impairment tests of its goodwill as of October 1st. The goodwill impairment tests require the Company to make judgments in determining what assumptions to use in the calculations. The process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill.

The broker-dealer, mortgage origination and insurance reporting units have experienced lower-than-forecasted operating results during the first nine months of 2018. These conditions will be considered during the respective annual impairment evaluations of goodwill as of October 1, 2018. If the estimated fair value is less than the carrying value, the Company would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and nine months ended September 30, 2018, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop.  Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Income attributable to Hilltop	$35,805	$30,206	$93,326	$119,116
Less: income applicable to participating shares	—	—	—	—
Net earnings available to Hilltop common stockholders	$35,805	$30,206	$93,326	$119,116

Weighted average shares outstanding - basic	94,554	96,096	95,264	97,554

Basic earnings per common share	$0.38	$0.31	$0.98	$1.22

Diluted earnings per share:
Income attributable to Hilltop	$35,805	$30,206	$93,326	$119,116

Weighted average shares outstanding - basic	94,554	96,096	95,264	97,554
Effect of potentially dilutive securities	56	210	91	249
Weighted average shares outstanding - diluted	94,610	96,306	95,355	97,803

Diluted earnings per common share	$0.38	$0.31	$0.98	$1.22

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

25. Subsequent Events

On October 16, 2018, the Company’s merchant bank subsidiary, Hilltop Opportunity Partners, disposed of an investment made in December 2017 for $16.2 million, resulting in a gain of approximately $5 million. This gain will be recognized as a component of other noninterest income within our consolidated statement of operations during the fourth quarter of 2018.

At the close of business on September 30, 2018, the loss-share agreement for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements terminated in exchange for the payment by the FDIC to the Bank of $6.26 million. These funds were received on October 19, 2018. Pursuant to the Termination Agreement, all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements, including, among others, the true-up provisions and the settlement of loss-share and expense reimbursement claims, have been resolved and terminated. In October 2018, in conjunction with the receipt of the $6.26 million noted above, the FDIC Indemnification Asset of $22.8 million and the FDIC true-up accrual of $16.6 million were removed with no further impact to the Company’s consolidated statements of operations.

As previously discussed in detail within Note 13 to the consolidated financial statements, on October 23, 2018, PrimeLending entered into a Settlement Agreement and an Indemnification Agreement with the DOJ and HUD, respectively. In these agreements, PrimeLending did not admit to any liability or wrongdoing, and the DOJ and HUD did not make any concessions with respect to their alleged claims. These agreements provide for payments of $13.5 million to the DOJ and HUD in the aggregate. In exchange for these payments, each of the DOJ and HUD released any civil claims they may have related to certain loans originated by PrimeLending. As of September 30, 2018, the amount was included in the Company's recorded indemnification liability reserve. Accordingly, the Company’s operating results or financial condition will not be materially impacted in future periods.

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					September 30, 2018
						Total of
						Incurred
						But Not
						Reported
						Reserves Plus	Cumulative
	September 30, 2018					Development	Number of
Accident	2014	2015	2016	2017	2018	On Reported	Reported
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Claims	Claims
2014	$107,793	$85,037	$84,221	$84,074	$84,000	$45	13,104
2015		89,646	88,477	87,262	87,157	279	15,034
2016			84,771	85,189	84,439	874	21,373
2017				87,899	88,566	1,885	22,027
2018					54,709	5,880	10,039
					$398,871

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	September 30, 2018
Accident	2014	2015	2016	2017	2018
Year	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2014	$70,831	$79,713	$81,684	$83,346	$83,703
2015		71,820	82,940	85,507	86,453
2016			71,543	81,682	82,967
2017				77,675	85,787
2018					43,442
Total					$382,352
All outstanding reserves prior to 2014, net of reinsurance					312
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance					$16,831

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as Southwest Securities, Inc.), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as SWS Financial Services, Inc.),  Hilltop Securities and HTS Independent Network are collectively referred to as the “Hilltop Broker-Dealers”, references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make, and the timing of, strategic acquisitions, the costs of integration of the operations of acquired businesses, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, construction costs, total expenses and cost savings expected from PrimeLending’s cost reduction efforts, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

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

•changes in the interest rate environment;

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

During the three and nine months ended September 30, 2018, our net income to common stockholders was $35.8 million, or $0.38 per diluted share, and $93.3 million, or $0.98 per diluted share, respectively.  We declared total common dividends of $0.07 and $0.21 per share during the three and nine months ended September 30, 2018,  respectively, which resulted in dividend payout ratios of 18.48% and 21.44%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $38.8 million to repurchase our common stock during the nine months ended September 30, 2018.

We reported $44.7 million and $122.3 million of consolidated income before income taxes during the three and nine months ended September 30, 2018,  respectively, including the following contributions from our four reportable business segments.

•	The banking segment contributed $38.6 million and $110.6 million of income before income taxes during the three and nine months ended September 30, 2018, respectively;
•	The broker-dealer segment contributed $9.9 million and $21.7 million of income before income taxes during the three and nine months ended September 30, 2018, respectively;
•	The mortgage origination segment contributed $4.8 million and $15.5 million of income before income taxes during the three and nine months ended September 30, 2018, respectively; and
•	The insurance segment contributed $3.7 million and $6.1 million of income before income taxes during the three and nine months ended September 30, 2018, respectively.

At September 30, 2018, on a consolidated basis, we had total assets of $13.8 billion, total deposits of $8.3 billion, total loans, including loans held for sale, of $8.4 billion and stockholders’ equity of $2.0 billion.

During the nine months ended September 30, 2017, our consolidated income before taxes included the recognition within corporate of a pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from our acquisition of SWS (the “SWS Merger”) as discussed in detail in Note 13, Commitments and Contingencies, in addition to the recognition within the Bank of other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery.

Recent Developments

On August 1, 2018, we acquired privately-held, Houston-based The Bank of River Oaks (“BORO”) in an all-cash transaction (the “BORO Acquisition”).  Pursuant to the terms of the definitive agreement, we paid cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. Based on preliminary purchase date valuations, the fair value of the assets acquired was $434.8 million, including $326.6 million in loans, while the fair value of liabilities assumed was $389.4 million, consisting primarily of $376.4 million in deposits. The operations of BORO were included in our operating results beginning August 1, 2018. The estimated fair value of the core deposit intangible asset acquired as of August 1, 2018 was $10.0 million and resulting goodwill was $39.6 million. In connection with the acquisition, we merged BORO into the Bank, and all customer accounts were converted to the PlainsCapital Bank platform.

On August 3, 2018, we made a $24.6 million investment in a new real estate development in Dallas’ University Park.  This investment consisted of $5.3 million for the building, which is currently under construction, and $19.3 million for the land on which the building is being constructed.  Joining Hilltop in the transaction is our chairman and largest shareholder, Gerald J. Ford, who will be an equal investing partner in the project. Hilltop and the Ford family each own 25% of the 119,000-square-foot commercial office building and 50% of the 1.7-acre tract on which the building will sit. Construction commenced in the fourth quarter of 2017, and total construction costs are expected to be approximately $62 million. Hilltop and the Bank have agreed to lease approximately 68,000 square feet of corporate office space in the building as well as an approximate 4,000-square-foot PlainsCapital Bank branch. The building will be named Hilltop Plaza and is expected to serve as headquarters for both Hilltop and the Bank beginning in the fourth quarter of 2019.

On October 23, 2018, PrimeLending entered into a Settlement Agreement and an Indemnification Agreement with the DOJ and HUD, respectively. In these agreements, PrimeLending did not admit to any liability or wrongdoing, and the DOJ and HUD did not make any concessions with respect to their alleged claims. These agreements provide for payments of $13.5 million to the DOJ and HUD in the aggregate. In exchange for these payments, each of the DOJ and HUD released any civil claims they may have related to certain loans originated by PrimeLending. As of September 30,

2018, the amount was included in the Company's recorded indemnification liability reserve. Accordingly, the Company’s operating results or financial condition will not be materially impacted in future periods.

At the close of business on September 30, 2018, the loss-share agreement for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements terminated in exchange for the payment by the FDIC to the Bank of $6.26 million. These funds were received on October 19, 2018. Pursuant to the Termination Agreement, all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements, including, among others, the true-up provisions and the settlement of loss-share and expense reimbursement claims, have been resolved and terminated. In October 2018, in conjunction with the receipt of the $6.26 million noted above, the FDIC Indemnification Asset of $22.8 million and the FDIC true-up accrual of $16.6 million were removed with no further impact to the Company’s consolidated statements of operations.

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improved operational efficiencies throughout our organization. During 2018, we have started making significant investment in new technological solutions, substantial core system upgrades and other technology enhancements, and are working on preliminary plans for additional investments in such solutions, upgrades and enhancements. In combination with these technology enhancements, we have begun the consolidation of common back office functions. We believe that costs incurred related to these technology investments and corporate initiatives will continue to represent an increasingly significant portion of our noninterest expenses in the near term, but we are making such investments with the expectation that they will result in cost savings over the long term.

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

The banking segment includes the operations of the Bank, and since August 1, 2018, the operations of the former BORO acquired in the BORO Acquisition. The banking segment primarily provides business and consumer banking services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income. The Bank also derives revenue from other sources, including service charges on customer deposit accounts and trust fees.

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

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, acquisition costs and the activities related to the Hilltop Plaza investment.

The elimination of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable segments is presented in Note 23, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about the operating results of our reportable segments (in thousands).

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$94,921	$12,432	$363	$733	$(3,275)	$5,167	$110,341
Recovery of loan losses	—	(371)	—	—	—	—	(371)
Noninterest income	11,365	82,834	144,400	36,724	523	(6,149)	269,697
Noninterest expense	67,714	85,713	140,006	33,807	8,656	(185)	335,711
Income (loss) before income taxes	$38,572	$9,924	$4,757	$3,650	$(11,408)	$(797)	$44,698

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$269,517	$37,873	$2,009	$2,313	$(7,848)	$14,745	$318,609
Recovery of loan losses	(1,531)	(307)	—	—	—	—	(1,838)
Noninterest income	32,188	224,969	434,262	108,288	1,246	(16,679)	784,274
Noninterest expense	192,626	241,456	420,736	104,532	23,399	(319)	982,430
Income (loss) before income taxes	$110,610	$21,693	$15,535	$6,069	$(30,001)	$(1,615)	$122,291

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$89,322	$12,215	$94	$864	$(2,589)	$5,074	$104,980
Provision (recovery) for loan losses	1,665	(405)	—	—	—	—	1,260
Noninterest income	11,414	91,418	163,758	36,839	182	(5,134)	298,477
Noninterest expense	62,750	83,836	151,056	47,015	9,325	(140)	353,842
Income (loss) before income taxes	$36,321	$20,202	$12,796	$(9,312)	$(11,732)	$80	$48,355

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$273,595	$31,052	$(791)	$1,982	$(7,413)	$14,631	$313,056
Provision (recovery) for loan losses	8,907	(89)	—	—	—	—	8,818
Noninterest income	49,323	266,779	487,033	113,562	12,792	(14,881)	914,608
Noninterest expense	186,075	252,395	444,263	133,444	25,010	(602)	1,040,585
Income (loss) before income taxes	$127,936	$45,525	$41,979	$(17,900)	$(19,631)	$352	$178,261

Goodwill

We perform required annual impairment tests of our goodwill as of October 1st. The goodwill impairment tests require that we make judgments in determining what assumptions to use in the calculations. The process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill.

Our broker-dealer, mortgage origination and insurance reporting units have experienced lower-than-forecasted operating results during the first nine months of 2018, due to conditions discussed in detail within the respective discussion of segment results that follow. These conditions will be considered and may require downward revisions to forecasts of future operating performance in the respective annual impairment evaluation of goodwill as of October 1, 2018.

Any downward revisions to current year actual and future forecasted operating performance, in conjunction with any changes to long-term growth rates or discount rates, may cause the fair value of the respective reporting unit to decline. If the estimated fair value is less than the carrying value, we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $318.6 million and $313.1 million in net interest income during the nine months ended September 30, 2018 and 2017, respectively. Changes in net interest income during the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017,  primarily included a  decrease within our banking segment and increases within our broker-dealer and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services. We generated $177.8 million and $189.0 million in securities commissions and fees and investment and securities advisory fees and commissions, and $36.2  million and $70.2 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the nine months ended September 30, 2018 and 2017, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2018 and 2017, we generated $431.4 million and $487.1 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $102.6 million and $106.7 million in net insurance premiums earned during the nine months ended September 30, 2018 and 2017, respectively.

In the aggregate, we generated $784.3 million and $914.6 million in noninterest income during the nine months ended September 30, 2018 and 2017, respectively. This year-over-year decrease in noninterest income was predominantly attributable to decreases of  $61.8 million in net gains from sale of loans and other mortgage production income, $33.9 million in gains from derivative and trading portfolio activities and  $9.6 million in investment and securities advisory fees and commissions.  Additionally, the nine months ended September 30, 2017 reflect $15.0 million of other noninterest income within the banking segment related to coverage provided by an insurance policy for forgery, and $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger, both of which were nonrecurring.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended September 30, 2018 was $35.8 million, or $0.38 per diluted share, compared with net income applicable to common stockholders of $30.2 million, or $0.31 per diluted share, during the three months ended September 30, 2017.  Net income applicable to common stockholders during the nine months ended September 30, 2018 was $93.3 million, or $0.98 per diluted share, compared with net income applicable to common stockholders of $119.1 million, or $1.22 per diluted share, during the nine months ended September 30, 2017.

Certain items included in net income for 2018 and 2017 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”) and the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before taxes during the three and nine months ended September 30, 2018 and 2017 included the following purchase accounting items related to the Bank Transactions (in thousands).

Three Months Ended September 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$610	$4,236	$416	$2,560	$7,822
Amortization of identifiable intangibles	(1,448)	(107)	(195)	(476)	(2,226)

Nine Months Ended September 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$1,550	$19,530	$1,665	$2,560	$25,305
Amortization of identifiable intangibles	(4,344)	(336)	(585)	(476)	(5,741)

Three Months Ended September 30, 2017	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$1,272	$8,074	$811	$-	$10,157
Amortization of identifiable intangibles	(1,590)	(145)	(217)	-	(1,952)

Nine Months Ended September 30, 2017	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$3,195	$38,466	$2,590	$-	$44,250
Amortization of identifiable intangibles	(4,770)	(450)	(650)	-	(5,870)

In addition, the Bank recorded “true-up” accruals with respect to the FNB Transaction loss-share agreements with the FDIC of  $0.3 million during the nine months ended September 30, 2018, compared to $0.1 million and $1.9 million during the three and nine months ended September 30, 2017, respectively. There was no adjustment to the true-up accrual recorded during the three months ended September 30, 2018. The total true-up accrual at September 30, 2018 was $16.6 million. This true-up accrual was based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if the actual losses incurred and billed to the FDIC through loss sharing were below a stated threshold. During the three and nine months ended September 30, 2018, the Bank also recorded $0.7 million and $6.5 million, respectively, of amortization of the FDIC Indemnification Asset due to lower projected collections from the FDIC than were originally estimated at the acquisition date. As previously discussed, the loss-share agreements with the FDIC were terminated on October 17, 2018.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Performance Ratios:
Return on average stockholder's equity	7.41%	6.32%	6.52%	8.44%
Return on average assets	1.07%	0.90%	0.96%	1.24%
Net interest margin (1) (2) (4) (5)	3.48%	3.44%	3.49%	3.63%
Net interest margin (taxable equivalent) (2) (3) (4) (5)	3.49%	3.46%	3.50%	3.65%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)

Noted measures during the three and nine months ended September 30, 2017 reflect certain asset category reclassifications within the detailed calculations to conform with the current period presentation.

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

(4)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 41 basis points and 43 basis points during the three months ended September 30, 2018 and 2017, respectively, and 41 basis points and 48 basis points during the nine months ended September 30, 2018 and 2017, respectively.

(5)

During the three months ended September 30, 2018 and 2017,  purchase accounting contributed 28 basis points and 37 basis points, respectively,  to both net interest margin and taxable equivalent net interest margin. During the nine months ended September 30, 2018 and 2017, purchase accounting contributed 31 basis points and 56 basis points, respectively, to both net interest margin and taxable equivalent net interest margin.

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

During the three months ended September 30, 2018 and 2017, purchase accounting contributed 28 and 37 basis points,  respectively, to our consolidated taxable equivalent net interest margin of 3.49% and 3.46%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Three Months Ended September 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$915	$4,236	$435	$2,560	$8,147
Amortization of premium on acquired securities	(305)	-	-	-	(305)

Three Months Ended September 30, 2017	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$1,692	$8,074	$775	$-	$10,541
Amortization of premium on acquired securities	(382)	-	-	-	(382)

During the nine months ended September 30, 2018 and 2017, purchase accounting contributed 31 and 56 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.50% and 3.65%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Nine Months Ended September 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$2,602	$19,530	$1,665	$2,560	$26,357
Amortization of premium on acquired securities	(1,052)	-	-	-	(1,052)

Nine Months Ended September 30, 2017	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$4,905	$38,466	$2,432	$-	$45,803
Amortization of premium on acquired securities	(1,597)	-	-	-	(1,597)

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,718,410	$20,409	4.75%	$1,787,119	$18,469	4.13%
Loans held for investment, gross (1)	6,767,004	93,126	5.41%	6,290,685	84,077	5.26%
Investment securities - taxable	1,625,368	11,964	2.94%	1,538,890	10,191	2.65%
Investment securities - non-taxable (2)	250,042	1,950	3.12%	229,089	2,032	3.54%
Federal funds sold and securities purchased under agreements to resell	202,274	956	1.87%	139,398	284	0.81%
Interest-bearing deposits in other financial institutions	379,160	1,915	2.00%	477,904	1,514	1.26%
Securities borrowed	1,550,902	16,346	4.12%	1,548,039	11,404	2.88%
Other	89,718	1,879	8.33%	87,281	1,536	7.00%
Interest-earning assets, gross (2)	12,582,878	148,545	4.66%	12,098,405	129,507	4.23%
Allowance for loan losses	(61,736)			(61,243)
Interest-earning assets, net	12,521,142			12,037,162
Noninterest-earning assets	1,299,974			1,311,454
Total assets	$13,821,116			$13,348,616

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,608,748	$12,353	0.87%	$5,350,959	$6,841	0.51%
Securities loaned	1,415,231	13,984	3.92%	1,398,922	8,935	2.53%
Notes payable and other borrowings	1,720,823	11,648	2.68%	1,781,498	8,188	1.81%
Total interest-bearing liabilities	8,744,802	37,985	1.72%	8,531,379	23,964	1.11%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,538,833			2,290,151
Other liabilities	602,983			627,907
Total liabilities	11,886,618			11,449,437
Stockholders’ equity	1,918,977			1,896,838
Noncontrolling interest	15,521			2,341
Total liabilities and stockholders' equity	$13,821,116			$13,348,616

Net interest income (2)		$110,560			$105,543
Net interest spread (2)			2.94%			3.12%
Net interest margin (2)			3.49%			3.46%

	Nine Months Ended September 30,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,535,489	$53,264	4.63%	$1,538,390	$48,212	4.18%
Loans held for investment, gross (1)	6,485,223	264,139	5.39%	6,120,887	258,118	5.59%
Investment securities - taxable	1,634,095	35,378	2.89%	1,343,753	25,579	2.54%
Investment securities - non-taxable (2)	253,756	5,892	3.10%	226,977	5,684	3.34%
Federal funds sold and securities purchased under agreements to resell	206,940	2,296	1.48%	134,826	604	0.60%
Interest-bearing deposits in other financial institutions	476,035	6,283	1.76%	567,179	4,162	0.98%
Securities borrowed	1,544,198	50,132	4.28%	1,516,004	29,054	2.53%
Other	76,718	5,021	8.74%	86,587	3,673	5.66%
Interest-earning assets, gross (2)	12,212,454	422,405	4.59%	11,534,603	375,086	4.31%
Allowance for loan losses	(63,615)			(58,303)
Interest-earning assets, net	12,148,839			11,476,300
Noninterest-earning assets	1,271,811			1,355,165
Total assets	$13,420,650			$12,831,465

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,490,398	$31,164	0.76%	$5,144,173	$16,995	0.44%
Securities loaned	1,387,949	42,798	4.12%	1,383,329	22,756	2.20%
Notes payable and other borrowings	1,503,572	29,155	2.58%	1,515,767	20,684	1.81%
Total interest-bearing liabilities	8,381,919	103,117	1.64%	8,043,269	60,435	1.00%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,484,040			2,266,361
Other liabilities	634,524			632,384
Total liabilities	11,500,483			10,942,014
Stockholders’ equity	1,913,513			1,886,874
Noncontrolling interest	6,654			2,577
Total liabilities and stockholders' equity	$13,420,650			$12,831,465

Net interest income (2)		$319,288			$314,651
Net interest spread (2)			2.94%			3.31%
Net interest margin (2)			3.50%			3.65%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% and 35% for the periods presented in 2018 and 2017, respectively. The adjustment to interest income was $0.2 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $1.6 million for the nine months ended September 30, 2018 and 2017.

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

On a consolidated basis, net interest income increased $5.4 million and $5.6 million during the three and nine months ended September 30, 2018,  respectively, compared with the same periods in 2017.  The increases in net interest income during the three and nine months ended September 30, 2018, compared to the same periods in 2017,  were primarily related to improved spreads on customer balances within our broker-dealer segment, offset by a decrease in accretion of discount on loans and changes attributable to both volumes and yields within our banking segment.

The provision (recovery) for loan losses is determined by management as the amount to be added to (recovered from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision (recovery) for loan losses, substantially all of which related to the banking segment,  was  ($0.4)  million and $1.3 million during the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, the provision (recovery) for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $0.4 million and the recovery of charges on PCI loans of $0.8 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $1.4 million and PCI loans of $0.1 million during the three months ended September 30, 2017.  During the nine months ended September 30, 2018 and 2017, the consolidated provision (recovery) for loan losses, substantially all of which related to the banking segment, was ($1.8) million and $8.8 million, respectively. During the nine months ended September 30, 2018, the provision (recovery) for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $0.3 million and the recovery of charges on PCI loans of $2.1 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $7.5 million and PCI loans of $1.3 million during the nine months ended September 30, 2017.

Consolidated noninterest income decreased $28.8 million and $130.3 million during the three and nine months ended September 30, 2018,  respectively, compared with the same periods in 2017. Consolidated noninterest income during the nine months ended September 30, 2017 included the previously mentioned increase to other noninterest income of $15.0 million in our banking segment related to an insurance policy for forgery and the pre-tax net increase to other noninterest income of $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger. The year-over-year changes in noninterest income, other than the previously mentioned non-recurring items, during the three and nine months ended September 30, 2018,  compared with the same periods in 2017,  were primarily driven by decreases in noninterest income within our broker-dealer and mortgage origination segments.

Consolidated noninterest expense  decreased $18.1 million and $58.2 million during the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. The decrease during the three months ended September 30, 2018, compared with the same period in 2017, was primarily driven by decreases within our mortgage origination and insurance segments, partially offset by BORO Acquisition-related transaction expenses. The decrease during the nine months ended September 30, 2018, compared with the same period in 2017,  was primarily driven by decreases in noninterest expense within our broker-dealer, mortgage origination and insurance segments, partially offset by a wire fraud loss and BORO Acquisition-related transaction expenses incurred within the banking segment during the nine months ended September 30, 2018 as discussed in more detail in the banking segment discussion below.

Consolidated income tax expense during the three months ended September 30, 2018 and 2017 was $7.6 million and $18.0 million, respectively, reflecting effective tax rates of 17.0% and 37.2%, respectively. Consolidated income tax expense during the nine months ended September 30, 2018 and 2017 was $26.1 million and $58.8 million, respectively, reflecting effective tax rates of 21.4% and 33.0%, respectively.  The 2018 effective tax rates are lower than the applicable statutory rates due to tax planning strategies in conjunction with the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) and research and development tax planning studies. In addition, a tax benefit was recognized from the portion of the indemnification reserve that was a deductible settlement amount from the PrimeLending inquiry from the DOJ. The effective tax rate during the three months ended September 30, 2017 was higher than the statutory rate primarily due to state income taxes. The effective tax rate during the nine months ended September 30, 2017 was lower than the statutory rate primarily due to a nontaxable increase to other noninterest income recorded as part of the resolution of the SWS matter as discussed in Note 13 to the consolidated financial statements, as the SWS Merger was a tax-free reorganization under Section 368(a) the Internal Revenue Code. The decreases in our effective tax rates from periods in 2017 to 2018 were driven by the reduction in the corporate tax rate from 35% to 21% pursuant to the enactment of the Tax Legislation. Deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation are final as of September 30, 2018.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended September 30, 2018 and 2017 was $38.6 million and $36.3 million, respectively, while income before income taxes in our banking segment during the nine months ended September 30, 2018 and 2017 was $110.6 million and $127.9 million, respectively.  The increase in income before income taxes during the three months ended September 30, 2018, compared with the same period in 2017, was primarily due to an increase in net interest income associated with net volume and yield changes of $5.4 million and a decrease in covered asset-related expenses of $4.8 million, offset by $6.6 million of transaction expenses related to the BORO Acquisition. The decrease in income before income taxes during the nine months ended September 30, 2018, compared with the same period in 2017, was primarily due to a decline in accretion, increases in deposit rates, the previously mentioned BORO Acquisition-related transaction expenses and a $4.5 million wire fraud loss and related expenses,  partially offset by an increase in interest income associated with increases in both rate and volume on the loan portfolio,  a decrease in covered asset-related expenses and the previously mentioned $15.0 million noninterest income recognized during the nine months ended September 30, 2017 related to an insurance policy for forgery.  The previously mentioned wire fraud loss was a result of an unauthorized third party gaining remote access to a single employee’s email account through “spear phishing” and did not involve unauthorized access to other systems or accounts, or to our network. We discovered and blocked the unauthorized access on May 14, 2018. During the nine months ended September 30, 2018, in addition to the $4.0 million wire fraud loss, we incurred approximately $0.5  million in costs related to the incident, all of which were expensed as incurred within the banking segment. We also may incur expenses, including legal and professional services expenses, and claims for damages related to this incident in the future. We have not recorded an accrual for future claims as we have not concluded that such a loss is probable. We expect available insurance coverage will reduce our overall financial exposure and we continue to seek recovery of the wire fraud loss arising from this incident.  We cannot currently estimate the amount of any future legal or insurance recoveries related to this loss.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Performance Ratios:
Efficiency ratio (1)	63.71%	62.29%	63.85%	57.62%
Return on average assets	1.19%	0.94%	1.20%	1.17%
Net interest margin (2) (4)	4.13%	4.03%	4.13%	4.34%
Net interest margin (taxable equivalent) (3) (4)	4.14%	4.05%	4.14%	4.36%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
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

(4)

During the three months ended September 30, 2018 and 2017,  purchase accounting contributed 39 basis points and 51 basis points, respectively, to net interest margin and taxable equivalent net interest margin. During the nine months ended September 30, 2018 and 2017, purchase accounting contributed 44 basis points and 77 basis points to net interest margin and taxable equivalent net interest margin.

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

During the three months ended September 30, 2018 and 2017, purchase accounting contributed 39 and 51 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 4.14% and 4.05%, respectively, and primarily related to the purchase accounting items associated with the Bank Transactions as detailed in the tables presented in the Consolidated Operating Results above.

During the nine months ended September 30, 2018 and 2017, purchase accounting contributed 44 and 77 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 4.14%  and 4.36%, respectively, and primarily related to the purchase accounting items associated with the Bank Transactions as detailed in the tables presented in the Consolidated Operating Results above.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,161,885	$87,086	5.56%	$5,806,508	$78,769	5.34%
Subsidiary warehouse lines of credit	1,589,914	17,495	4.31%	1,669,633	15,991	3.75%
Investment securities - taxable	989,634	5,894	2.38%	877,080	4,308	1.96%
Investment securities - non-taxable (2)	113,326	946	3.34%	125,848	1,195	3.80%
Federal funds sold and securities purchased under agreements to resell	2,672	14	2.14%	571	—	0.27%
Interest-bearing deposits in other financial institutions	189,945	929	1.94%	244,017	780	1.27%
Other	65,532	687	4.19%	72,362	646	3.57%
Interest-earning assets, gross (2)	9,112,908	113,051	4.88%	8,796,019	101,689	4.55%
Allowance for loan losses	(61,564)			(61,099)
Interest-earning assets, net	9,051,344			8,734,920
Noninterest-earning assets	924,395			948,062
Total assets	$9,975,739			$9,682,982

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,293,104	$14,572	1.09%	$5,056,539	$9,479	0.74%
Notes payable and other borrowings	694,383	3,372	1.90%	915,818	2,478	1.06%
Total interest-bearing liabilities	5,987,487	17,944	1.19%	5,972,357	11,957	0.79%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,522,622			2,293,091
Other liabilities	48,549			49,031
Total liabilities	8,558,658			8,314,479
Stockholders’ equity	1,417,081			1,368,503
Total liabilities and stockholders’ equity	$9,975,739			$9,682,982

Net interest income (2)		$95,107			$89,732
Net interest spread (2)			3.69%			3.76%
Net interest margin (2)			4.14%			4.05%

	Nine Months Ended September 30,
	2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,927,810	$245,451	5.48%	$5,643,019	$243,017	5.70%
Subsidiary warehouse lines of credit	1,423,044	44,638	4.14%	1,425,476	40,622	3.76%
Investment securities - taxable	946,201	16,053	2.26%	841,048	12,014	1.90%
Investment securities - non-taxable (2)	114,329	2,871	3.35%	125,310	3,565	3.79%
Federal funds sold and securities purchased under agreements to resell	1,259	16	1.69%	7,808	50	0.86%
Interest-bearing deposits in other financial institutions	253,723	3,254	1.71%	307,624	2,389	1.04%
Other	52,569	1,734	4.40%	71,533	1,804	3.36%
Interest-earning assets, gross (2)	8,718,935	314,017	4.77%	8,421,818	303,461	4.77%
Allowance for loan losses	(63,138)			(58,144)
Interest-earning assets, net	8,655,797			8,363,674
Noninterest-earning assets	898,958			959,370
Total assets	$9,554,755			$9,323,044

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,157,673	$38,227	0.99%	$4,863,393	$23,136	0.64%
Notes payable and other borrowings	478,608	5,693	1.57%	796,086	5,501	0.91%
Total interest-bearing liabilities (3)	5,636,281	43,920	1.04%	5,659,479	28,637	0.67%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,465,268			2,249,786
Other liabilities	47,906			53,063
Total liabilities	8,149,455			7,962,328
Stockholders’ equity	1,405,300			1,360,716
Total liabilities and stockholders’ equity	$9,554,755			$9,323,044

Net interest income (2)		$270,097			$274,824
Net interest spread (2)			3.72%			4.09%
Net interest margin (2)			4.14%			4.36%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% and 35% for the periods presented in 2018 and 2017, respectively. The adjustment to interest income was $0.2 million and $0.4 million for the three months ended September 30, 2018 and 2017,  respectively, and $0.6 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$4,782	$3,535	$8,317	$12,143	$(9,709)	$2,434
Subsidiary warehouse lines of credit	(753)	2,257	1,504	(68)	4,084	4,016
Investment securities - taxable	557	1,029	1,586	1,498	2,541	4,039
Investment securities - non-taxable (2)	(120)	(129)	(249)	(312)	(382)	(694)
Federal funds sold and securities purchased under agreements to resell	1	13	14	(42)	8	(34)
Interest-bearing deposits in other financial institutions	(173)	322	149	(419)	1,284	865
Other	(61)	102	41	(477)	407	(70)
Total interest income (2)	4,233	7,129	11,362	12,323	(1,767)	10,556

Interest expense
Deposits	$443	$4,650	$5,093	$1,400	$13,691	$15,091
Notes payable and other borrowings	(592)	1,486	894	(2,167)	2,359	192
Total interest expense	(149)	6,136	5,987	(767)	16,050	15,283

Net interest income (2)	$4,382	$993	$5,375	$13,090	$(17,817)	$(4,727)

(2)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(3)	Annualized taxable equivalent.

Taxable equivalent net interest income increased $5.4 million and decreased $4.7 million during the three and nine months ended September 30, 2018,  respectively, compared to the same periods in 2017. Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income by $7.1 million during the three months ended September 30, 2018, compared to the same period in 2017, primarily as a result of higher loan yields due to increased market rates, partially offset by a decrease in accretion of discount on loans of $2.5 million. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $1.8 million during the nine months ended September 30, 2018, compared with the same period in 2017,  primarily as a result of  a  decrease in accretion of discount on loans of $19.4 million, partially offset by higher loan yields due to increased market rates. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. While we are seeing an increase in loan yields as a result of the rising interest rate environment, a portion of our loan portfolio remains at applicable rate floors, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates, which have also increased our borrowing costs. Absent a decline in interest rates, we believe this trend will continue until contractual rate resets allow our entire loan portfolio to reprice above applicable rate floors. Changes in the volume of interest-earning assets, primarily due to an increase in the loan portfolio, increased taxable equivalent net interest income by $4.2 million and $12.3 million during the three and nine months ended September 30, 2018,  respectively, compared with the same periods in 2017. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $6.1 million and $16.1 million during the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, due to increases in market interest rates. Short-term interest rates have risen faster than medium and longer term rates, which has reduced the favorable impact of our asset-sensitive position on net interest income. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

The banking segment’s noninterest income was $11.4 million during both the three months ended September 30, 2018 and 2017, and $32.2 million and $49.3 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to the previously mentioned insurance receivable and related increase in other noninterest income of $15.0 million recorded during the nine months ended September 30, 2017 from coverage provided by an insurance policy for forgery related to a single, large loan previously charged off by the Bank.  Other than the previously mentioned insurance receivable, the decrease in noninterest income for the nine months ended September 30, 2018,  compared to the same period in 2017, was primarily driven by a decrease in intercompany financing charges.

The banking segment’s noninterest expenses were $67.7  million and $62.8 million during the three months ended September 30, 2018 and 2017, respectively, and $192.6 million and $186.1 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in noninterest expenses during the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to the $6.6 million in transaction expenses related to the BORO Acquisition, offset by a decrease in covered asset-related expenses. The increase during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to the previously mentioned BORO transaction expenses and the wire fraud loss and related expenses of $4.5 million previously discussed, partially offset by net decreases in expenses related to covered assets, other real estate owned (“OREO”) and other operating expenses.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment was $9.9 million and $20.2 million during the three months ended September 30, 2018 and 2017, respectively, and $21.7 million and $45.5 million during the nine months ended September 30, 2018 and 2017.  The decreases in income before income taxes during the three and nine months ended September 30, 2018, compared with the same periods in 2017, were primarily the result of decreases of $4.9 million and $33.9 million, respectively, in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business. The decreases during the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily due to market volatility, competitive pricing pressures, and decreases of 7% and 25%, respectively, in the structured finance business line’s to-be-announced (“TBA”) mortgage-backed securities volume.

During the three months ended September 30, 2018, compared with the same period in 2017, our broker-dealer segment experienced decreases of  $2.1 million in investment and securities advisory fees and commissions primarily earned on the underwriting of municipal bond transactions within our public finance business line and $1.6 million in securities commissions and fees primarily within the retail business, as well as an increase of $2.7 million in other noninterest expense primarily related to the purchase and development of new software solutions.  These changes were partially offset by a decrease in variable compensation of $1.5 million based on less robust financial results.

During the nine months ended September 30, 2018, compared with the same period in 2017, our broker-dealer segment experienced a decrease of $9.6 million in investment and securities advisory fees and commissions primarily earned on the underwriting of municipal bond transactions within our public finance business line and an increase of $5.1 million in other noninterest expense primarily related to the purchase and development of new software solutions. These changes  were partially offset by a 112-basis point increase in the federal funds rate during the twelve months preceding September 30, 2018, which led to an increase of $3.5 million in fees earned on money market and FDIC insured bank deposits, an increase in the net interest income earned from stock lending and margin lending and a decrease in variable compensation of $18.2 million based on less robust financial results.

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

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net interest income:
Securities lending	$2,362	$2,469	$(107)	$7,334	$6,298	$1,036
Structured finance	2,485	2,907	(422)	7,717	6,350	1,367
Clearing (1)	3,393	2,949	444	9,561	7,702	1,859
Other (1)	4,192	3,890	302	13,261	10,702	2,559
Total net interest income	12,432	12,215	217	37,873	31,052	6,821
Noninterest income:
Securities commissions and fees by business line (2):
Capital markets	9,840	10,711	(871)	30,869	32,369	(1,500)
Retail	19,991	21,836	(1,845)	61,019	61,153	(134)
Clearing	8,747	7,948	799	26,606	25,058	1,548
Other	1,233	957	276	3,887	3,293	594
	39,811	41,452	(1,641)	122,381	121,873	508
Investment and securities advisory fees and commissions by business line:
Public finance	15,031	19,911	(4,880)	42,175	56,599	(14,424)
Capital markets	2,421	104	2,317	4,171	611	3,560
Retail	4,841	4,170	671	13,891	12,017	1,874
Structured finance	870	1,123	(253)	2,584	3,265	(681)
Clearing	295	311	(16)	872	863	9
Other	29	1	28	113	4	109
	23,487	25,620	(2,133)	63,806	73,359	(9,553)
Other:
Structured finance	15,646	17,731	(2,085)	25,546	52,197	(26,651)
Capital markets	3,433	6,285	(2,852)	10,757	17,982	(7,225)
Other	457	330	127	2,479	1,368	1,111
	19,536	24,346	(4,810)	38,782	71,547	(32,765)
Total noninterest income	82,834	91,418	(8,584)	224,969	266,779	(41,810)
Net revenue (3)	95,266	103,633	(8,367)	262,842	297,831	(34,989)
Noninterest expense (4):
Employees' compensation and benefits	59,535	60,365	(830)	164,218	180,445	(16,227)
Other	25,807	23,066	2,741	76,931	71,861	5,070
Total noninterest expense	85,342	83,431	1,911	241,149	252,306	(11,157)

Income before income taxes	$9,924	$20,202	$(10,278)	$21,693	$45,525	$(23,832)

(1)	Noted balances during the three and nine months ended September 30, 2017 include certain reclassifications to conform with current period presentation.
(2)

Securities commissions and fees includes income of $2.8 million and $2.7 million during the three months ended September 30, 2018 and 2017, respectively, and $8.4 million and $6.3 million during the nine months ended September 30, 2018 and 2017, respectively, that is eliminated in consolidation.

(3)	Net revenue is defined as the sum of total net interest income and total noninterest income
(4)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

The broker-dealer segment had net interest income of $12.4 million and $12.2 million during the three months ended September 30, 2018 and 2017, respectively, and $37.9 million and $31.1 million during the nine months ended September 30, 2018 and 2017, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increases between the three and nine months ended September 30, 2018 and the comparable periods in 2017 were primarily due to improved spreads on customer balances and an increase in net interest earned on trading securities.

Noninterest income was $82.8 million and $91.4 million during the three months ended September 30, 2018 and 2017, respectively, and $225.0 million and $266.8 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease in noninterest income between the three months ended September 30, 2018,  and the comparable period in 2017  was primarily due to decreases of $4.8 million in other noninterest income, $2.1 million in investment and securities advisory fees and commissions and $1.6 million in securities commissions and fees. The decrease in noninterest income between the nine months ended September 30, 2018, and the comparable period in 2017,  was primarily due to decreases of $32.8 million in other noninterest income and  $9.6 million in investment and securities advisory fees and commissions, which were partially offset by an increase of $0.5 million in securities commissions and fees.

Securities commissions and fees decreased $1.6 million during the three months ended September 30, 2018 and increased $0.5 million during the nine months ended September 30, 2018, compared with the same periods in 2017. The decrease for the three months ended September 30, 2018 was primarily due to decreases in the commissions earned by our retail brokers. The increase for the nine months ended September 30, 2018 was primarily attributable to fees earned on money market accounts and FDIC insured bank deposits by the clearing and retail businesses resulting from the 112-basis point increase in the federal funds rate during the twelve months preceding September 30, 2018, offset by the decreases in commissions earned by our retail brokers and our capital markets business line related to changes made on January 1, 2018 in connection with the implementation of Accounting Standards Codification 606,  Revenue from Contracts with Customers.

Investment and securities advisory fees and commissions decreased $2.1 million and $9.6 million during the three and nine months ended September 30, 2018,  respectively, compared with the same periods in 2017,  primarily due to reductions in the number and the aggregate dollar amount of municipal bond transactions as a number of national municipal issuers elected to accelerate certain capital raising initiatives in the fourth quarter of 2017 before the enactment of the Tax Legislation. As a result, we have experienced lower municipal issuance volume in 2018 compared to 2017 and expect this trend to continue for the remainder of 2018.  Also, near the end of the second quarter of 2018, we lost several bankers in our Houston, Texas office, contributing to the decline in investment and securities advisory fees and commissions revenue.

The decreases in other noninterest income during the three and nine months ended September 30, 2018,  compared with the same periods in 2017,  were primarily the result of $4.9 million and $33.9 million respective decreases in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business primarily due to market volatility, competitive pricing pressures and decreases of 7%  and 25%, respectively, in the business line’s TBA mortgage-backed securities volume.

Noninterest expenses were $85.3 million and $83.4 million during the three months ended September 30, 2018 and 2017, respectively, and $241.1 million and  $252.3 million during the nine months ended September 30, 2018 and 2017, respectively.  The increase in noninterest expenses of $1.9 million during the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to the purchase and development of new software solutions partially offset by a decrease in the variable compensation and benefits expense components that are based on performance. The decrease in noninterest expenses of $11.2 million during the nine months ended September 30, 2018, compared to the same period in 2017,  was primarily due to a  decrease in the variable compensation and benefits expense components that are based on performance partially offset by increases in expenses related to the purchase and development of new software solutions.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation as a % of net revenue	62.5%	58.2%	62.5%	60.6%
FDIC insured program balances at the Bank (end of period)			$1,300,316	$1,300,732
Other FDIC insured program balances (end of period)			$873,141	$1,134,884
Customer margin balances (end of period)			$351,453	$230,303
Customer funds on deposit, including short credits (end of period)			$407,104	$419,324

Public finance:
Number of issues	285	337	889	1,129
Aggregate amount of offerings	$17,261,534	$20,812,898	$42,977,058	$60,650,662

Capital markets:
Total volumes	$14,771,008	$15,610,712	$51,147,735	$50,052,574
Net inventory (end of period)			$471,263	$492,844

Retail:
Retail employee representatives (end of period)			125	122
Independent registered representatives (end of period)			210	222

Structured finance:
Lock production/TBA volume	$1,201,811	$1,293,493	$3,581,407	$4,753,980

Clearing:
Total tickets	384,642	302,809	1,164,158	967,594
Correspondents (end of period)			153	168

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$1,453,985	$1,611,885
Interest-bearing liabilities - stock loaned (end of period)			$1,340,502	$1,447,570

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment was $4.8 million and $12.8 million during the three months ended September 30, 2018 and 2017, respectively, and $15.5 million and $42.0 million during the nine months ended September 30, 2018 and 2017, respectively. The decreases in income before income taxes during both the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily due to decreases in noninterest income, partially offset by decreases in noninterest expense.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. As mortgage interest rates have increased since the beginning of 2017, refinancing volume as a percentage of total origination volume has decreased from 16.1% to 11.4% and 16.1% to 14.1% during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. We do not anticipate additional increases in mortgage interest rates will significantly impact the percentage mix of refinancing and purchase volumes relative to total loan origination volume for the remainder of 2018 and into 2019.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2018, funded volume through ABAs was approximately 5% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in five ABAs. We expect production within the ABA channel to increase to approximately 6% of the total loan volume during 2018, a slight increase from 2017.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Mortgage Loan Originations - units	15,414		16,904		44,732		46,890

Mortgage Loan Originations - volume	$3,653,645		$3,972,505		$10,720,817		$10,854,920

Mortgage Loan Originations:
Conventional	$2,196,734	60.13%	$2,359,220	59.39%	$6,485,804	60.50%	$6,460,144	59.51%
Government	938,732	25.69%	952,888	23.99%	2,693,597	25.12%	2,629,338	24.22%
Jumbo	299,652	8.20%	409,947	10.32%	929,536	8.67%	1,064,035	9.80%
Other	218,527	5.98%	250,450	6.30%	611,880	5.71%	701,403	6.47%
	$3,653,645	100.00%	$3,972,505	100.00%	$10,720,817	100.00%	$10,854,920	100.00%

Home purchases	$3,237,444	88.61%	$3,332,441	83.89%	$9,212,128	85.93%	$9,103,707	83.87%
Refinancings	416,201	11.39%	640,064	16.11%	1,508,689	14.07%	1,751,213	16.13%
	$3,653,645	100.00%	$3,972,505	100.00%	$10,720,817	100.00%	$10,854,920	100.00%

Texas	$655,977	17.95%	$819,586	20.63%	$1,984,938	18.51%	$2,331,162	21.47%
California	370,555	10.14%	531,584	13.38%	1,206,787	11.26%	1,375,134	12.67%
Florida	271,743	7.44%	222,150	5.59%	798,463	7.45%	637,097	5.87%
Ohio	160,685	4.40%	179,538	4.52%	461,646	4.31%	490,750	4.52%
Arizona	153,113	4.19%	143,645	3.62%	444,562	4.15%	416,327	3.84%
Washington	145,102	3.97%	135,267	3.41%	406,957	3.80%	340,075	3.13%
South Carolina	137,433	3.76%	130,967	3.30%	371,068	3.46%	357,796	3.30%
Missouri	125,622	3.44%	122,555	3.09%	353,766	3.30%	340,099	3.13%
North Carolina	101,454	2.78%	112,273	2.83%	323,559	3.02%	337,548	3.11%
Maryland	102,411	2.80%	115,862	2.92%	312,948	2.92%	325,432	3.00%
All other states	1,429,550	39.13%	1,459,078	36.71%	4,056,123	37.82%	3,903,500	35.96%
	$3,653,645	100.00%	$3,972,505	100.00%	$10,720,817	100.00%	$10,854,920	100.00%

Mortgage Loan Sales - volume	$4,015,051		$4,002,195		$10,727,093		$10,662,622

Refinancing volume decreased to  $416.2  million during the three months ended September 30, 2018 from $640.1 million during the three months ended September 30, 2017 (representing 11.4% and 16.1%, respectively, of total loan origination volume), and decreased to $1.5 billion during the nine months ended September 30, 2018 from $1.8 billion during the nine months ended September 30, 2017 (representing 14.1% and 16.1%, respectively, of total loan origination volume). Home purchases volume decreased 2.9% to $3.2 billion during the three months ended September 30, 2018 from $3.3 billion during the three months ended September 30, 2017, while home purchases volume increased 1.2% to $9.2 billion during the nine months ended September 30, 2018, from $9.1 billion during the nine months ended September 30, 2017.

The mortgage origination segment’s total loan origination volume during the three and nine months ended September 30, 2018 decreased 8.0% and 1.2%, respectively, compared to the same periods in 2017, while income before income taxes during the three and nine months ended September 30, 2018 decreased 62.8% and 63.0%, respectively, compared to the same periods in 2017. The decreases in income before taxes during the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily due to decreases in net gains from sale of loans, in addition to decreases in the change in net fair value and related derivative activity of interest rate lock commitments (“IRLCs”) and loans held for sale. These changes were partially offset by decreases in segment operating costs and variable compensation.

Net interest income (expense) of $0.4 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and ($0.8) million during the nine months ended September 30, 2018 and 2017, respectively, was primarily comprised of interest earned on loans held for sale, partially offset by interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs. The year-over-year improvement in net interest income for the nine months ended September 30, 2018 included the effects of slightly increased average hold periods and net yields on mortgage loans held for sale.

Noninterest income was $144.4 million and $163.8 million during the three months ended September 30, 2018 and 2017, respectively, and $434.3 million and $487.0 million during the nine months ended September 30, 2018 and 2017, respectively, and was comprised of the following (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net gains from sale of loans	$132,331	$149,958	$(17,627)	$350,155	$392,081	$(41,926)
Mortgage loan origination fees and other related income	27,304	25,256	2,048	77,848	70,788	7,060
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	(19,199)	(14,003)	(5,196)	(6,705)	10,526	(17,231)
Mortgage servicing rights asset	(1,475)	(1,631)	156	(4,305)	(2,059)	(2,246)
Servicing fees	5,439	4,178	1,261	17,269	15,697	1,572
Total noninterest income	$144,400	$163,758	$(19,358)	$434,262	$487,033	$(52,771)

Net gains from sale of loans decreased 11.8% and 10.7% during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Mortgage loan origination fees increased 8.1% and 10.0% during the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. The decreases in net gains from sale of loans during the three and nine months ended September 30, 2018, compared with the same periods in 2017, were primarily a result of decreases in average loan sales margin, partially offset by slight increases in total loan sales volume of 0.3% and 0.6% during the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017.  The decreases in average loan sales margin were primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume. The increases in mortgage loan origination fees were primarily the result of increases in average mortgage loan origination fees, partially offset by a slight decrease in total loan origination volume, during three and nine months ended September 30, 2018, compared with the same periods in 2017.

Noninterest income included decreases of $19.2 million and $6.7 million during the three and nine months ended September 30, 2018, respectively, compared with a decrease of $14.0 million and an increase of $10.5 million during the three and nine months ended September 30, 2017, respectively, in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease during the three months ended September 30, 2018 was primarily the result of a decrease in the volume of IRLCs and mortgage loans, partially offset by an increase in the average value of individual IRLCs and mortgage loans. The decrease during the nine months ended September 30, 2018 was primarily the result of a decrease in the average value of individual IRLCs and mortgage loans, while the volume of IRLCs and mortgage loans remained relatively unchanged.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended September 30, 2018, the mortgage origination segment retained servicing on approximately 18% of loans sold, compared to 14% during the same period in 2017. During the nine months ended September 30, 2018, the mortgage origination segment retained servicing on approximately 14% of loans sold, compared to 7% during the same period in 2017. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $70.6 million on $5.1 billion of serviced loan volume at September 30, 2018, compared with a value of $55.8 million on $4.9 billion of serviced loan volume at December 31, 2017. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of  $1.5 million and $4.3 million during the three and nine months ended September 30, 2018,  respectively, compared to net losses of $1.6 million and $2.1 million during the three and nine months ended September 30, 2017. Additionally, net servicing income was  $2.4 million and $7.8 million during the three and nine months ended September 30, 2018, respectively, compared with $1.8 million and $6.7 million during the same periods in 2017. In May 2018 and

March 2017, the mortgage origination segment sold MSR assets of $9.3 million and $17.5 million, respectively, which represented $834.3  million and $1.7 billion of its serviced loan volume at the time.

Noninterest expenses were $140.0 million and $151.1 million during the three months ended September 30, 2018 and 2017, respectively, and $420.7 million and $444.3 million during the nine months ended September 30, 2018 and 2017, respectively. Noninterest expenses were comprised of the items set forth in the table below (in thousands). Reclassifications of $1.5 million and $6.0 million from variable compensation to segment operating costs were made to the amounts presented below for the three and nine months ended September 30, 2017, respectively, to conform with the current period presentation.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Variable compensation	$58,686	$64,956	$(6,270)	$171,509	$179,242	$(7,733)
Segment operating costs	73,030	77,060	(4,030)	223,684	236,414	(12,730)
Lender paid closing costs	5,270	6,705	(1,435)	16,096	19,594	(3,498)
Servicing expense	3,020	2,335	685	9,447	9,013	434
Total noninterest expense	$140,006	$151,056	$(11,050)	$420,736	$444,263	$(23,527)

During the three months ended September 30, 2018, PrimeLending committed to a plan to close certain underperforming branches, while at the same time reducing its fulfillment and corporate support staff. The purpose of this plan was to better align resources and lower PrimeLending’s cost structure. Lease exit and severance costs incurred as a result of this plan were  $0.8 million during the three months ended September 30, 2018, which were included in segment operating costs in the table above. Costs under this plan are expected to total up to $1.5 million, the majority of which we expect to recognize by the end of 2018.  We expect to realize cost savings as a result of this plan of approximately  $1.0 million per month beginning in 2019.

Employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Variable compensation decreased $6.3 million and $7.7 million during the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, and comprised 57.5% and 58.5% of total employees’ compensation and benefits expenses during the three months ended September 30, 2018 and 2017, respectively, and 56.3% and 56.7% of total employees’ compensation and benefits expenses during the nine months ended September 30, 2018 and 2017, respectively. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. A decrease in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria were both responsible for the decreases in variable compensation. The decrease during the three months ended September 30, 2018, compared to the same period in 2017, was also partially due to a decrease in loan origination volume. Loan origination volume during the nine months ended September 30, 2018, was relatively unchanged compared to the same period in 2017.

While total loan origination volume decreased 8.0% and 1.2% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, the mortgage origination segment’s operating costs decreased 5.2% and 5.4%, respectively. The decrease in segment operating costs during the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to a decrease in non-variable compensation and related benefits, in addition to decreases in administrative and loan origination costs, partially offset by an increase in software license and maintenance fees. The decrease in segment operating costs during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to a decrease in indemnification liability reserve expense, in addition to decreases in administrative, non-variable compensation and related benefits, and loan origination costs, partially offset by an increase in professional fees associated with software development projects.  The decreases in non-variable compensation and benefits during both the three and nine months ended September 30, 2018, were due to reductions in loan processing, loan fulfillment, and corporate headcount primarily resulting from PrimeLending’s cost reduction plan initiated during the three months ended September 30, 2018. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

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

Between January 1, 2009 and September 30, 2018, the mortgage origination segment sold mortgage loans totaling $110.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2009, it does not anticipate experiencing significant losses in the future on loans originated prior to 2009 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2009 and September 30, 2018 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$212,589	0.19%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	215,506	0.20%	11,748	0.01%
	$428,095	0.39%	$11,748	0.01%

(1)	Losses incurred include refunded purchased servicing rights.

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

At September 30, 2018 and December 31, 2017, the mortgage origination segment’s indemnification liability reserve totaled $24.2 million and $23.5 million, respectively. The related provision for indemnification losses was $0.9 million and $2.5 million during the three months ended September 30, 2018 and 2017,  respectively, and $2.6 million and $4.5 million during the nine months ended September 30, 2018 and 2017, respectively.

As discussed in the Overview, on October 23, 2018, PrimeLending, the DOJ and the HUD entered into Settlement Agreements which provide for aggregate payments of $13.5 million to the DOJ and HUD. In exchange for these payments, each of the DOJ and HUD released any claims it may have related to certain loans originated by PrimeLending. As of September 30, 2018, the amount was included in the Company's recorded indemnification liability reserve.  Accordingly, the Company’s  operating results or financial condition will not be materially impacted in future periods.

Insurance Segment

Income (losses) before income taxes in our insurance segment were $3.7 million and  ($9.3)  million during the three months ended September 30, 2018 and 2017, respectively, and $6.1 million and ($17.9) million during the nine months ended September 30, 2018 and 2017, respectively.  The improvements in income (losses) before income taxes during the three and nine months ended September 30, 2018, compared with the same periods in 2017, were driven primarily by decreases in loss and LAE due to fewer weather-related events, partially offset by a decline in net insurance premiums earned. Hurricane Harvey and other non-catastrophic weather-related losses, which occurred during the nine months ended September 30, 2017, are the primary drivers of the reduction in loss and LAE during the three and nine months ended September 30, 2018, compared to the same periods in 2017. We are currently evaluating the potential losses our insurance segment may have incurred through our insurance business in Georgia as a result of Hurricane Michael.

The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes, monsoons and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

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

The insurance segment’s operations resulted in combined ratios of 93.5% and 131.0% during the three months ended September 30, 2018 and 2017, respectively, and 96.6%  and 120.2%  during the nine months ended September 30, 2018 and 2017. The decrease in the combined ratios during the three and nine months ended September 30, 2018, compared with the same periods in 2017,  were primarily driven by decreases in the loss and LAE ratios due to fewer weather-related events. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $36.7 million and $36.8 million during the three months ended September 30, 2018 and 2017, respectively, included net insurance premiums earned of $34.2 million and $34.5 million, respectively. Noninterest income of $108.3 million and $113.6 million during the nine months ended September 30, 2018 and 2017, respectively, included net insurance premiums earned of $102.6 million and $106.7 million, respectively.  The year-over-year decrease in net insurance premiums earned was due to the effect of decreases in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Direct Insurance Premiums Written:
Homeowners	$13,029	$13,889	$(860)	$39,750	$43,047	$(3,297)
Fire	10,412	10,618	(206)	31,584	33,254	(1,670)
Mobile Home	8,658	8,547	111	28,236	28,711	(475)
Commercial	589	785	(196)	1,933	2,338	(405)
Other	50	70	(20)	121	147	(26)
	$32,738	$33,909	$(1,171)	$101,624	$107,497	$(5,873)

The total direct insurance premiums written for our three largest insurance product lines decreased by $1.0 million and $5.4 million during the three and nine months ended September 30, 2018,  respectively, compared with the same periods in 2017.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Net Insurance Premiums Earned:
Homeowners	$13,592	$14,117	$(525)	$40,134	$42,709	$(2,575)
Fire	10,861	10,796	65	31,889	32,993	(1,104)
Mobile Home	9,064	8,713	351	28,509	28,486	23
Commercial	616	797	(181)	1,951	2,319	(368)
Other	52	70	(18)	122	146	(24)
	$34,185	$34,493	$(308)	$102,605	$106,653	$(4,048)

Net insurance premiums earned during the three and nine months ended September 30, 2018 decreased compared to the same periods in 2017, primarily due to the decrease in net premiums written noted above.

Noninterest expenses of $33.8 million and $47.0 million during the three months ended September 30, 2018 and 2017, respectively, and $104.5 million and $133.4 million during the nine months ended September 30, 2018 and 2017, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended September 30, 2018 was $18.7 million, compared with $31.2 million during the same period in 2017, resulting in loss and LAE ratios of 54.7% and 90.6%, respectively. Loss and LAE during the nine months ended September 30, 2018 and 2017 was $58.7 million, compared with $86.1 million during the same period in 2017, resulting in loss and LAE ratios of 57.2% and 80.7%, respectively. The decrease in the loss and LAE ratio during the three months ended September 30, 2018, compared to the same period in 2017, was primarily driven by a 40.1% decrease in loss and LAE expense, compared to premiums earned decreasing by 0.9%.  The decrease in the loss and LAE ratio during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily driven by a 31.9% decrease in loss and LAE expense, compared to premiums earned decreasing by 3.8%.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2018	2017	2018 vs 2017	2018	2017	2018 vs 2017
Amortization of deferred policy acquisition costs	$8,719	$8,830	$(111)	$27,287	$27,457	$(170)
Other underwriting expenses	5,598	6,102	(504)	16,175	17,570	(1,395)
Total	14,317	14,932	(615)	43,462	45,027	(1,565)
Agency expenses	(1,063)	(989)	(74)	(3,045)	(2,914)	(131)
Total less agency expenses	$13,254	$13,943	$(689)	$40,417	$42,113	$(1,696)
Net insurance premiums earned	$34,185	$34,493	$(308)	$102,605	$106,653	$(4,048)
Expense ratio	38.8%	40.4%	(1.6)%	39.4%	39.5%	(0.1)%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, acquisition costs and the activities related to the Hilltop Plaza investment. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC, formerly known as PlainsCapital Equity, LLC.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions,  dividend payments and potential stock repurchases. Investment and interest income earned was $0.8 million and $0.1 million during the three months ended September 30, 2018 and

2017, respectively, and  $1.6 million and $0.3 million during the nine months ended September 30, 2018 and 2017, respectively. Investment and interest income during the three and nine months ended September 30, 2018 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes that were contributed to Hilltop by Securities Holdings during the three months ended September 30, 2018.

Interest expense was  $4.1  million and $2.7 million during the three months ended September 30, 2018 and 2017, respectively, and $9.4 million and $7.7 million during the nine months ended September 30, 2018 and 2017. Interest expense during each period was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) and quarterly interest expense of approximately $0.9 million on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income was  $0.5 million and $0.2 million during the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $12.8 million during the nine months ended September 30, 2018 and 2017, respectively. Noninterest income during the three and nine months ended September 30, 2018 included net noninterest income associated with activity within our merchant bank subsidiary as well as the Hilltop Plaza investment. Noninterest income during the nine months ended September 30, 2017 was primarily comprised of the previously mentioned pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger.

Noninterest expenses of $8.7 million and $9.3 million during the  three months ended September 30, 2018 and 2017, respectively, and $23.4 million and $25.0 million during the nine months ended September 30, 2018 and 2017, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2018 as compared with December 31, 2017.

Securities Portfolio

At September 30, 2018, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2018	2017
Trading securities, at fair value
U.S. Treasury securities	$2,328	$—
U.S. government agencies:
Bonds	30,223	52,078
Residential mortgage-backed securities	360,091	372,817
Commercial mortgage-backed securities	5,781	6,125
Collateralized mortgage obligations	35,708	5,122
Corporate debt securities	74,249	96,182
States and political subdivisions	119,751	170,413
Unit investment trusts	24,013	22,612
Private-label securitized product	4,806	1,631
Other	3,364	3,705
	660,314	730,685
Securities available for sale, at fair value
U.S. Treasury securities	18,164	24,669
U.S. government agencies:
Bonds	80,347	96,640
Residential mortgage-backed securities	369,213	243,505
Commercial mortgage-backed securities	11,589	12,023
Collateralized mortgage obligations	283,175	233,812
Corporate debt securities	56,417	68,662
States and political subdivisions	55,591	65,008
	874,496	744,319
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	39,017	39,015
Residential mortgage-backed securities	22,804	16,130
Commercial mortgage-backed securities	87,296	71,373
Collateralized mortgage obligations	148,399	173,928
States and political subdivisions	50,647	55,403
	348,163	355,849

Equity securities, at fair value	21,555	21,241

Total securities portfolio	$1,904,528	$1,852,094

We had net unrealized losses of $19.0 million and $3.9 million at September 30, 2018 and December 31, 2017, respectively, related to the available for sale investment portfolio, net unrealized losses associated with the securities held to maturity portfolio of $15.8 million and $5.9 million at September 30, 2018 and December 31, 2017, respectively,  and net unrealized gains of $0.1 million and $1.6 million at September 30, 2018 and December 31, 2017, respectively, related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2018, the banking segment’s securities portfolio of $1.1  billion was comprised of trading securities of $6.1 million, available for sale securities of $768.0 million, equity securities of $0.1 million and held to maturity securities of $348.2 million,  in addition to $13.9 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of  $654.2 million at September 30, 2018. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $179.6 million at September 30, 2018.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. The insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At September 30, 2018, the insurance segment’s securities portfolio was comprised of $106.5 million in available for sale securities, $21.4 million of equity securities and $5.8 million of other investments included in other assets within the consolidated balance sheets.

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

	Loans, excluding	PCI	Total
September 30, 2018	PCI Loans	Loans	Loans
Commercial and industrial	$1,715,184	$6,913	$1,722,097
Real estate	3,356,834	24,923	3,381,757
Construction and land development	1,051,702	707	1,052,409
Consumer	46,729	10	46,739
Broker-dealer	593,276	—	593,276
Non-covered loans, gross	6,763,725	32,553	6,796,278
Allowance for loan losses	(57,517)	(1,344)	(58,861)
Non-covered loans, net of allowance	$6,706,208	$31,209	$6,737,417

	Loans, excluding	PCI	Total
December 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$1,675,106	$6,099	$1,681,205
Real estate	2,981,984	29,540	3,011,524
Construction and land development	961,167	1,438	962,605
Consumer	40,319	127	40,446
Broker-dealer	577,889	—	577,889
Non-covered loans, gross	6,236,465	37,204	6,273,669
Allowance for loan losses	(58,919)	(2,038)	(60,957)
Non-covered loans, net of allowance	$6,177,546	$35,166	$6,212,712

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s loan portfolio consists of the non-covered loan portfolio and the covered loan portfolio. The covered loan portfolio consists of loans acquired in the FNB Transaction that were subject to loss-share agreements with the FDIC through October 17, 2018 and is discussed below. The non-covered loan portfolio includes all other loans held by the Bank and is discussed herein.

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $7.5  billion and $7.2 billion at September 30, 2018 and December 31, 2017, respectively. The banking segment’s non-covered loan portfolio includes  warehouse lines of credit extended to PrimeLending of $2.3 billion, of which $1.3 billion and $1.5 billion was drawn at September 30, 2018 and December 31, 2017, respectively. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At September 30, 2018, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 39.9%,  14.6% and 17.0%, respectively, of the banking segment’s total non-covered loans at September 30, 2018. The banking segment’s non-covered loan concentrations were within regulatory guidelines at September 30, 2018.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $593.2 million and $577.5 million at September 30, 2018 and December 31, 2017,  respectively. This increase from December 31, 2017 to September 30, 2018 was primarily attributable to increases of $1.8 million in borrowings in margin accounts and $14.2 million in receivables from correspondents.

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

	September 30,	December 31,
	2018	2017
Loans held for sale:
Unpaid principal balance	$1,347,544	$1,528,834
Fair value adjustment	40,077	52,770
	$1,387,621	$1,581,604
IRLCs:
Unpaid principal balance	$1,023,165	$850,850
Fair value adjustment	20,427	18,851
	$1,043,592	$869,701

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at both September 30, 2018 and December 31, 2017 were $2.0 billion, while the related estimated fair values were $7.2 million and ($0.2) million, respectively.

Covered Loan Portfolio

Banking Segment

At the close of business on September 30, 2018, the loss-share agreement for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements for single family residential assets and commercial assets were terminated in exchange for the payment by the FDIC to the Bank of $6.26 million.

As of September 30, 2018, loans acquired in the FNB Transaction that were subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements through October 17, 2018, the FDIC had agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses were defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets through September 30, 2018, the amount of subsequent recoveries that were reimbursable to the FDIC for a particular asset was limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There was no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets were originally in effect for approximately five years and ten years, respectively, and the loss recovery provisions to the FDIC were in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank was subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may have been required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements were less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment was calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of September 30, 2018, the Bank had billed $184.7 million of covered net losses to the FDIC, of which 80%, or $147.8 million, were reimbursable under the loss-share agreements. As of September 30, 2018, the Bank had received aggregate reimbursements of $145.8 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2017.  The Bank recorded “true-up” payment accrual of $16.6 million at September 30, 2018 based on the then-current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. Based on purchase date valuations, the banking segment’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. As a result of the Termination Agreement, loans that were covered by the loss-share agreement will be reclassified and reflected as non-covered in future filings for all periods presented.

Covered loans held for investment are detailed in the tables below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
September 30, 2018	PCI Loans	Loans	Loans
Commercial and industrial	$760	$130	$890
Real estate	76,984	64,874	141,858
Construction and land development	1,280	—	1,280
Covered loans, gross	79,024	65,004	144,028
Allowance for loan losses	(23)	(1,268)	(1,291)
Covered loans, net of allowance	$79,001	$63,736	$142,737

	Loans, excluding	PCI	Total
December 31, 2017	PCI Loans	Loans	Loans
Commercial and industrial	$861	$194	$1,055
Real estate	92,444	86,915	179,359
Construction and land development	1,711	4	1,715
Covered loans, gross	95,016	87,113	182,129
Allowance for loan losses	(32)	(2,697)	(2,729)
Covered loans, net of allowance	$94,984	$84,416	$179,400

At September 30, 2018,  the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 86.6% and 11.9%,  respectively, of the banking segment’s total covered loans at September 30, 2018. The banking segment’s covered loan concentrations were within regulatory guidelines at September 30, 2018.

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

In connection with the Bank Transactions, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in each of the PlainsCapital Merger and BORO Acquisition are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and the SWS Merger are accounted for in pools as well as on an individual loan basis. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB and SWS PCI loans are risk grade and loan collateral type. The loans acquired in the Bank Transactions were initially recorded at fair value with no carryover of any allowance for loan losses.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision (recovery) for loan losses, primarily attributable to the banking segment, was  ($0.4)  million and $1.3 million during the three months ended September 30, 2018 and 2017, respectively, and ($1.8) million and $8.8 million during the nine months ended September 30, 2018 and 2017, respectively.

The banking segment has reflected $2.0 million associated with estimated hurricane loss exposures within the qualitative factors used to determine its allowance for loan losses during the three and nine months ended September 30, 2018. The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at September 30, 2018, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Covered Portfolio	2018	2017	2018	2017
Balance, beginning of period	$59,996	$59,208	$60,957	$54,186
Provision (recovery) for loan losses	307	479	(456)	6,581
Recoveries of non-covered loans previously charged off:
Commercial and industrial	366	280	3,506	1,340
Real estate	31	88	134	184
Construction and land development	—	4	—	5
Consumer	7	25	55	65
Broker-dealer	—	—	—	—
Total recoveries	404	397	3,695	1,594
Non-covered loans charged off:
Commercial and industrial	1,820	1,264	5,236	3,070
Real estate	—	5	30	305
Construction and land development	—	3	—	13
Consumer	26	33	69	194
Broker-dealer	—	—	—	—
Total charge-offs	1,846	1,305	5,335	3,582
Net charge-offs	(1,442)	(908)	(1,640)	(1,988)
Balance, end of period	$58,861	$58,779	$58,861	$58,779
Non-covered allowance for loan losses as a percentage of gross non-covered loans			0.87%	0.96%

	Three Months Ended September 30,		Nine Months Ended September 30,
Covered Portfolio	2018	2017	2018	2017
Balance, beginning of period	$1,974	$1,359	$2,729	$413
Provision (recovery) for loan losses	(678)	781	(1,382)	2,237
Recoveries of covered loans previously charged off:
Commercial and industrial	—	—	—	6
Real estate	1	—	1	5
Construction and land development	—	1	6	7
Total recoveries	1	1	7	18
Covered loans charged off:
Commercial and industrial	—	—	—	6
Real estate	6	—	63	521
Construction and land development	—	—	—	—
Total charge-offs	6	—	63	527
Net recoveries (charge-offs)	(5)	1	(56)	(509)
Balance, end of period	$1,291	$2,141	$1,291	$2,141
Covered allowance for loan losses as a percentage of gross covered loans			0.90%	1.12%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	September 30, 2018		December 31, 2017
		% of		% of
		Gross		Gross
		Non-		Non-
		Covered		Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$21,821	25.34%	$23,674	26.80%
Real estate (including construction and land development)	36,779	65.24%	36,619	63.35%
Consumer	215	0.69%	311	0.64%
Broker-dealer	46	8.73%	353	9.21%
Total	$58,861	100.00%	$60,957	100.00%

	September 30, 2018		December 31, 2017
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$18	0.62%	$24	0.58%
Real estate (including construction and land development)	1,273	99.38%	2,705	99.42%
Total	$1,291	100.00%	$2,729	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had seven credit relationships totaling $7.4 million of potential problem loans at September 30, 2018, compared with five credit relationships totaling $27.3 million of non-covered potential problem loans at December 31, 2017. Within our covered loan portfolio, we had  two credit relationships totaling $0.4 million and one credit relationship of $0.4 million of potential problem loans at September 30, 2018 and December 31, 2017, respectively.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2018	2017
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$21,323	$20,878
Real estate	11,982	18,978
Construction and land development	3,402	611
Consumer	45	56
Broker-dealer	—	—
	$36,752	$40,523

Non-covered non-performing loans as a percentage of total non-covered loans	0.44%	0.51%

Non-covered other real estate owned	$2,662	$3,883

Other repossessed assets	$99	$323

Non-covered non-performing assets	$39,513	$44,729

Non-covered non-performing assets as a percentage of total assets	0.29%	0.33%

Non-covered loans past due 90 days or more and still accruing	$80,664	$85,113

Troubled debt restructurings included in accruing non-covered loans	$1,086	$1,150

At September 30, 2018, total non-covered non-performing assets decreased $5.2 million to $39.5 million, compared with $44.7 million at December 31, 2017. Non-covered non-performing loans totaled $36.8 million at September 30, 2018 and $40.5 million at December 31, 2017. At September 30, 2018, non-covered non-accrual loans included 17 commercial and industrial relationships with loans of $21.3 million secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-covered non-accrual loans at September 30, 2018 also included $15.4 million characterized as real estate loans, including five commercial real estate loan relationships of $7.5 million and $4.5 million in loans secured by residential real estate, $3.3 million of which were classified as loans held for sale, as well as construction and land development loans of $3.4 million. At December 31, 2017, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $20.9 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at December 31, 2017 also included $19.0 million characterized as real estate loans, including eight commercial real estate loan relationships totaling $14.6 million and $4.4 million in loans secured by residential real estate, $2.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million.

Non-covered OREO decreased $1.2 million to  $2.7 million at September 30, 2018,  from $3.9 million at December 31, 2017 due to $1.8 million of disposals and fair valuation decreases related to five properties, offset by the addition of two properties totaling $0.6  million. At September 30, 2018, non-covered OREO included commercial properties of $2.5 million and other real estate properties of $0.2 million, while at December 31, 2017, non-covered OREO included commercial properties of $3.6 million and other real estate properties of $0.3 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $80.7 million and $85.1 million at September 30, 2018 and December 31, 2017, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending. At both September 30, 2018 and December 30, 2017, non-covered loans past due 90 days or more and still accruing include Government National Mortgage Association related loans subject to repurchase within our mortgage origination segment. Loans subject to repurchase have increased during the twelve months preceding September 30, 2018, partially due to increased delinquencies resulting from the granting of forbearance by loan servicers to provide flexibility to borrowers impacted by natural disasters during 2017.

At September 30, 2018, troubled debt restructurings (“TDRs”) on non-covered loans totaled $9.4 million. These TDRs were comprised of $1.1 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $8.3 million reported in non-accrual loans. At December 31, 2017, TDRs on non-covered loans totaled $10.7 million, of which $1.2 million related to non-covered loans that are considered to be performing and non-covered non-performing loans of $9.6 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2018	2017
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$—	$—
Real estate	5,772	5,087
Construction and land development	5	17
	$5,777	$5,104

Covered non-performing loans as a percentage of total covered loans	4.01%	2.80%

Covered other real estate owned:
Real estate - residential	$2,925	$2,433
Real estate - commercial	4,311	6,933
Construction and land development - residential	2,485	4,667
Construction and land development - commercial	20,135	22,711
	$29,856	$36,744

Other repossessed assets	$—	$—

Covered non-performing assets	$35,633	$41,848

Covered non-performing assets as a percentage of total assets	0.26%	0.31%

Covered loans past due 90 days or more and still accruing	$—	$283

Troubled debt restructurings included in accruing covered loans	$276	$283

At September 30, 2018, covered non-performing assets decreased by $6.2 million to $35.6 million, compared with $41.8 million at December 31, 2017, due to a decrease in other real estate owned of $6.9 million, partially offset by an increase in non-accrual loans of $0.7 million. Covered non-performing loans totaled $5.8 million at September 30, 2018 and $5.1 million at December 31, 2017. At September 30, 2018, covered non-performing loans included 68 residential real estate loan relationships $5.8 million. At December 31, 2017, covered non-performing loans included 53 residential real estate loan relationships of $5.1 million.

OREO acquired in the FNB Transaction that was  subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $6.9 million to $29.9 million at September 30, 2018, compared with $36.7 million at December 31, 2017. The decrease was primarily due to the disposal of 74 properties totaling $10.1 million and fair value valuation decreases of $2.0 million, partially offset by the addition of 39 properties totaling $5.2 million.

There were no covered non-PCI loans past due 90 days or more and still accruing at September 30, 2018.  At  December 31, 2017, covered non-PCI loans past due 90 days or more and still accruing totaled $0.3 million and included four residential real estate loans.

At September 30, 2018 and December 31, 2017, TDRs on covered loans totaled $1.0 million and $1.2 million, respectively. Of these TDRs, $0.3 million related to covered loans that were considered to be performing at both September 30, 2018 and December 31, 2017, and $0.7 million and $0.9 million, respectively, related to covered non-performing loans included in non-accrual loans.

The table above reflects covered non-performing assets, including the loans and OREO covered by the loss-share agreements with the FDIC, because the risk of loss was significantly different than those not covered under the loss-

share agreements, due to the loss protection provided by the FDIC. On October 17, 2018, the Bank entered into a Termination Agreement with the FDIC to terminate all loss-share arrangements in connection with the FNB Transaction. As a result, these covered assets will be reclassified and reflected as non-covered in future filings for all periods presented.

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

Insurance Losses and Loss Adjustment Expenses

At September 30, 2018 and December 31, 2017, our gross reserve for unpaid losses and LAE was $22.8 million and $30.2 million, respectively, including estimated recoveries from reinsurance of $5.0 million and $11.5 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $8.0 billion during the nine months ended September 30, 2018, and were  higher than  the average deposits of $7.4 billion during the nine months ended September 30, 2017 and $7.5 billion during the year ended December 31, 2017. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,				Year Ended December 31,
	2018		2017		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,484,040	0.00%	$2,266,361	0.00%	$2,309,776	0.00%
Interest-bearing demand deposits	3,934,066	0.44%	3,629,012	0.27%	3,671,521	0.29%
Savings deposits	207,197	0.13%	239,817	0.10%	234,420	0.10%
Time deposits	1,349,135	1.32%	1,275,344	1.00%	1,314,418	1.05%
	$7,974,438	0.44%	$7,410,534	0.31%	$7,530,135	0.33%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	September 30, 2018		December 31, 2017
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,216,649	2.00%	$1,206,424	1.20%
Notes payable	220,192	4.95%	208,809	3.65%
Junior subordinated debentures	67,012	5.38%	67,012	4.50%
	$1,503,853	2.56%	$1,482,245	1.84%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $10.2 million increase  in short-term borrowings at September 30, 2018,  compared with December 31, 2017,  included an increase in borrowings of $136.3 million in our banking segment primarily associated with the increased utilization of available internal funds, partially offset by a decrease of $126.1 million in short-term bank loans and securities sold under agreements to repurchase used by the Bank and the Hilltop Broker-Dealers to finance their activities. Notes payable at September 30, 2018 of $220.2 million was comprised of $148.6 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $4.5 million, insurance segment line of credit and term notes of $27.5 million, and mortgage origination segment borrowings of $39.6 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. At September 30, 2018, Hilltop had $49.3 million in cash and cash equivalents, a decrease of $47.5 million from $96.8 million at December 31, 2017. This decrease in cash and cash equivalents was primarily due to $20.1 million in cash dividends declared, $38.8 million of purchases under our stock repurchase program and other general corporate expenses, and $24.6 million in cash paid related to the Hilltop Plaza transaction, partially offset by $43.5 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On October 25, 2018, our board of directors declared a quarterly cash dividend of $0.07 per common share, payable on November 30, 2018 to all common stockholders of record as of the close of business on November 15, 2018.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

BORO Acquisition

On August 1, 2018, we acquired BORO in an all-cash transaction. Pursuant to the terms of the definitive agreement, we paid cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. The transaction was funded through short-term borrowings made by the Bank. Based on preliminary purchase date valuations, the fair value of the assets acquired was $434.8 million, including $326.6 million in loans, while the fair value of liabilities assumed was $389.4 million, consisting primarily of $376.4 million in deposits. The operations of BORO were included in the Bank’s operating results beginning August 1, 2018. The estimated fair value of the core deposit intangible asset acquired as of August 1, 2018 was $10.0 million and resulting goodwill was $39.6 million.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30, 2018,  $150.0 million of our Senior Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at September 30, 2018 was 5.57%. The Debentures are callable at PCC’s discretion with a minimum of a 45 to 60 day notice. At September 30, 2018, $67.0 million of PCC’s Debentures were outstanding.

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

During the nine months ended September 30, 2018,  we paid $38.8 million to repurchase an aggregate of 1,702,696 shares of common stock at an average price of $22.81 per share. The purchases were funded from available cash balances.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted above, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of September 30, 2018, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2018, under guidance issued by the Board of Governors of the Federal Reserve System.

At September 30, 2018, Hilltop had a total capital to risk weighted assets ratio of 17.87%, Tier 1 capital to risk weighted assets ratio of 17.42%, common equity Tier 1 capital to risk weighted assets ratio of 16.95% and a Tier 1 capital to average assets, or leverage, ratio of 12.40%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At September 30, 2018, PlainsCapital had a total capital to risk weighted assets ratio of 14.63%, Tier 1 capital to risk weighted assets ratio of 13.88%, common equity Tier 1 capital to risk weighted assets ratio of 13.88% and a Tier 1 capital to average assets, or leverage, ratio of 11.86%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

On October 17, 2018, as discussed in detail in the Recent Developments section of the Overview above, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements for single family residential assets and commercial assets were terminated.  As a result, for purposes of risk-based capital calculations, the risk-weighting of the assets that were previously covered by the loss-share agreements with the FDIC will increase from 20% to 100%. We do not expect this change to have a significant effect on the capital ratios of PlainsCapital or Hilltop.

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

We had deposits of $8.3 billion at September 30, 2018,  an increase of $312.1 million from $8.0 billion at December 31, 2017. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. At September 30, 2018, money market deposits, including brokered deposits, were $2.6 billion; time deposits, including brokered deposits, were $1.3 billion; and noninterest bearing demand deposits were $2.5 billion. Money market deposits, including brokered deposits, increased by $246.8 million from $2.3 billion and time deposits, including brokered deposits, decreased $63.7 million from $1.4 billion at December 31, 2017.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 7.44% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.06% of the Bank’s total deposits at September 30, 2018. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2018,  Hilltop Securities had credit arrangements with five unaffiliated banks with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At September 30, 2018,  Hilltop Securities had borrowed $269.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank which have an aggregate commitment of $2.3 billion, of which $1.3 billion  was drawn at September 30, 2018. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at September 30, 2018.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At September 30, 2018, these ABAs have combined available lines of credit totaling $110.0 million, $50.0 million of which was with a single unaffiliated bank, and the remaining $60.0 million of which was with the Bank. At September 30, 2018, Ventures Management had outstanding borrowings of $40.9 million, $1.2 million of which was with the Bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $161.6 million, or 85.6%, equity investments of $21.4 million and other investments of $5.8 million comprised NLC’s $188.8 million in total cash and investments at September 30, 2018. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2018 and outstanding financial and performance standby letters of credit of $23.3 million at September 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2017 Form 10-K, except as discussed below.

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

	September 30, 2018
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,449,222	$1,191,319	$1,562,145	$299,122	$200,794	$7,702,602
Securities	148,046	116,700	257,297	125,061	476,211	1,123,315
Federal funds sold and securities purchased under agreements to resell	468	—	—	—	—	468
Other interest sensitive assets	278,762	—	—	—	29,202	307,964
Total interest sensitive assets	4,876,498	1,308,019	1,819,442	424,183	706,207	9,134,349

Interest sensitive liabilities:
Interest bearing checking	$3,868,116	$—	$—	$—	$—	$3,868,116
Savings	184,869	—	—	—	—	184,869
Time deposits	222,919	749,918	358,685	7,817	5,745	1,345,084
Notes payable and other borrowings	538,647	562	3,873	638	5,275	548,995
Total interest sensitive liabilities	4,814,551	750,480	362,558	8,455	11,020	5,947,064

Interest sensitivity gap	$61,947	$557,539	$1,456,884	$415,728	$695,187	$3,187,285

Cumulative interest sensitivity gap	$61,947	$619,486	$2,076,370	$2,492,098	$3,187,285

Percentage of cumulative gap to total interest sensitive assets	0.68%	6.78%	22.73%	27.28%	34.89%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2018 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$65,519	18.52%	$226,113	11.32%
+200	$44,304	12.52%	$159,769	8.00%
+100	$21,021	5.94%	$76,754	3.84%
-50	$(9,431)	(2.67)%	$(44,580)	(2.23)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2018 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

	September 30, 2018
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$804	$11,850	$18,495	$88,601	$119,750
U.S. government and government agency obligations	(19,122)	(17,576)	(42,958)	389,246	309,590
Corporate obligations	(2,758)	4,011	11,651	22,549	35,453
Total debt securities	(21,076)	(1,715)	(12,812)	500,396	464,793
Corporate equity securities	(17,560)	-	-	-	(17,560)
Other	27,374	-	-	-	27,374
	$(11,262)	$(1,715)	$(12,812)	$500,396	$474,607

Weighted average yield
Municipal obligations	1.80%	2.35%	2.95%	3.90%	5.58%
U.S. government and government agency obligations	2.52%	2.86%	3.06%	5.22%	4.59%
Corporate obligations	2.83%	3.63%	4.87%	6.01%	4.52%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,  except that we integrated the acquired systems and processes of BORO into our internal control environment.

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

Although we devote significant resources to maintain and regularly upgrade our systems and networks to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. In addition, we cannot provide assurance that these measures will promptly detect intrusions, and that we will not experience losses or incur costs or other damage related to intrusions that go undetected or go undetected for significant periods of time, at levels that adversely affect our financial results or reputation. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. For example, during the second quarter of 2018, we became the victim of a “spear phishing” attack on one of our employees in which we suffered a $4.0 million wire fraud loss and sensitive customer information was stolen. As a result of this attack, we incurred costs to provide identity protections services, including credit monitoring, to customers who may have been impacted and other legal and professional services, and may also incur expenses in the future including legal and professional expenses and claims for damages. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client or customer information, damage to our reputation with our clients, customers and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies, regulatory penalties, fines, remediation costs, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On  July 12, 2018 and September 30, 2018, we issued an aggregate of 5,368 and 6,877 shares, respectively, of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the second and third quarters of 2018, respectively. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2018	—	$—	—	$61,169,111
August 1 - August 31, 2018	—	—	—	61,169,111
September 1 - September 30, 2018	—	—	—	61,169,111
Total	—	$—	—

(1)

On January 25, 2018, we announced that our board of directors authorized a new stock repurchase program under which we may repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2019. As of September 30, 2018, we had repurchased an aggregate of $38.8  million of our outstanding common stock under this stock repurchase program. In July 2018, our board of directors increased the aggregate amount of common stock that we may repurchase under this program to $100.0 million,  which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

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

10.1

Limited Liability Company Agreement of HTH Diamond Hillcrest Land LLC, dated as of July 31, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.2

Ground Lease Agreement by and among HTH Diamond Hillcrest Land LLC, as Ground Lessor, and SPC Park Plaza Partners LLC, HTH Hillcrest Project LLC and Diamond Hillcrest LLC, as Ground Lessees, dated as of July 31, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.3

Hilltop Plaza Co-Owners Agreement, by and among Diamond Hillcrest, LLC, HTH Hillcrest Project LLC and SPC Park Plaza Partners LLC,  dated as of July 31, 2018 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.4

Office Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and Hilltop Holdings Inc., as Tenant, dated July 31, 2018 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.5

Retail Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and PlainsCapital Bank, as Tenant, dated July 31, 2018 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

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

HILLTOP HOLDINGS INC.

Date: October 25, 2018	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)