Form 10-K
period 2018-12-31
Hilltop Holdings Inc.
filed 2019-02-15
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2018, was approximately $1.58 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 14, 2019 was 93,611,624.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2019 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make, and the timing of, strategic acquisitions, the costs of integrating the operations of acquired businesses, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, projected municipal issuance volume, loss estimates related to natural disasters, construction costs, total expenses and cost savings expected from PrimeLending’s cost reduction efforts, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

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

•changes in the interest rate environment;

•changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;

•	risks associated with our concentration in real estate related loans;

•effectiveness of our data security controls in the face of cyber attacks;

•severe catastrophic events in Texas and other areas of the southern United States;

•	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
•	cost and availability of capital;

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

•risks associated with merger and acquisition integration; and

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

PART I

Item 1. Business.

General

Hilltop Holdings Inc. is a diversified, Texas-based financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer, mortgage origination and insurance segments. We endeavor to build and maintain a strong financial services company through organic growth as well as acquisitions, which we may make using available capital, excess liquidity and, if necessary or appropriate, additional equity or debt financing sources. The following includes additional details regarding the financial products and services provided by each of our primary business units.

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

At December 31, 2018, on a consolidated basis, we had total assets of $13.7 billion, total deposits of $8.5 billion, total loans, including loans held for sale, of $8.3 billion and stockholders’ equity of $2.0 billion.

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

Organizational Structure

Our organizational structure is comprised of three primary business units: PCC (banking and mortgage origination); Securities Holdings (broker-dealer); and NLC (insurance). The following graphic provides additional details regarding our current organizational structure.

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in every major market in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and HTS Independent Network, which conduct business nationwide. Public finance department net revenues represented 13% of total broker-dealer net revenues during 2018, and 70% of such public finance net revenues were from entities located in Texas. Additionally, retail brokerage service net revenues represented 30% of total broker-dealer net revenues during 2018, and 91% of such retail brokerage service revenues were generated through locations in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 300 locations in 44 states. During 2018, an aggregate of 62.5% of PrimeLending’s origination volume was concentrated in ten states, with 37.5% concentrated in Texas, California and Florida, collectively. Other than these ten states, none of the states in which PrimeLending operated during 2018 represented more than 3% of PrimeLending’s origination volume.

Our insurance products are distributed through a broad network of independent agents. During 2018, total gross premiums written were concentrated in five states (Texas, Arizona, Tennessee, Oklahoma and Georgia), with Texas insureds representing 68.2% of the aggregate. None of the other states in which we operated during 2018 had gross premiums written of 3% or more.

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

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities, and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC, formerly known as PlainsCapital Equity, LLC.

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 30 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2018, had $10.0 billion in assets and total deposits of $8.2 billion. The primary sources of our deposits are residents and businesses located in Texas. At December 31, 2018, the Bank employed approximately 1,200 people.

The table below sets forth a distribution of the banking segment’s loans, classified by portfolio segment and segregated between those considered to be purchased credit impaired (“PCI”) loans and all other originated or acquired loans at December 31, 2018 (dollars in thousands). PCI loans showed evidence of credit deterioration at the time of acquisition that made it probable that all contractually required principal and interest payments would not be collected. The commercial and industrial loans category includes $2.3 billion in warehouse lines of credit extended to PrimeLending, of which $1.2 billion was drawn at December 31, 2018. Amounts advanced against the warehouse line of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

				% of Total
	Loans, excluding	PCI	Total Loans	Loans Held
	PCI Loans	Loans	Held for Investment	for Investment
Commercial real estate:
Non-owner occupied	$1,709,533	$13,089	$1,722,622	22.8%
Owner occupied	1,202,874	14,624	1,217,498	16.1%
Commercial and industrial	2,695,408	6,559	2,701,967	35.8%
Construction and land development	932,445	464	932,909	12.4%
1-4 family residential	623,400	58,327	681,727	9.0%
Mortgage warehouse	243,806	—	243,806	3.2%
Consumer	47,537	9	47,546	0.6%
Total loans held for investment	$7,455,003	$93,072	$7,548,075	100.0%

The loans acquired in the FDIC-assisted transaction in which we assumed substantially all of the liabilities and acquired substantially all of the assets of FNB (the “FNB Transaction”) were previously subject to loss-share agreements with the FDIC. At the close of business on September 30, 2018, the loss-share agreements for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements have been resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.”

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

Business Banking.  Our business banking customers primarily consist of agribusiness, energy, health care, institutions of higher education, real estate (including construction and land development) and wholesale/retail trade companies. We provide these customers with extensive banking services, such as online banking, business check cards and other add-on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer our business banking customers lines of credit, equipment loans and leases, letters of credit, agricultural loans, commercial real estate loans and other loan products.

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

The Bank offers term financing on commercial real estate that includes retail, office, multi-family, industrial and warehouse properties. Commercial mortgage lending can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties. Accordingly, we apply the measures described above for commercial and industrial loans to our commercial real estate lending, with increased emphasis on analysis of collateral values. As a general practice, the Bank requires its commercial mortgage loans to (i) be secured with first lien positions on the underlying property, (ii) maintain adequate equity margins, (iii) be serviced by businesses operated by an established management team and (iv) be guaranteed by the principals of the borrower. The Bank seeks lending opportunities where cash flow from the collateral provides adequate debt service coverage and/or the guarantor’s net worth is comprised of assets other than the project being financed.

The Bank also offers construction financing for (i) commercial, retail, office, industrial, warehouse and multi-family developments, (ii) residential developments and (iii) single family residential properties. Construction loans involve additional risks because loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. If the Bank is forced to foreclose on a project prior to completion, it may not be able to recover the entire unpaid portion of the loan. Additionally, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. The Bank generally requires that the subject property of a construction loan for commercial real estate be pre-leased because cash flows from the completed project provide the most reliable source of repayment for the loan. Loans to finance these projects are generally secured by first liens on the underlying real property. The Bank conducts periodic completion inspections, either directly or through an agent, prior to approval of periodic draws on these loans.

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of one-to-four family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities up to 30 years. These loans are shown in the loans held for investment table above as “1-4 family residential.”

The Bank’s mortgage warehouse lending activities consist of asset-based lending in which the Bank provides short-term, revolving lines of credit to independent mortgage bankers (“IMBs”). IMBs are generally small businesses, with mortgage loan origination and servicing as their sole or primary business. IMBs use the funds from their lines of credit to provide home loans to prospective and existing homeowners. When the IMBs subsequently sell the loans to institutional investors in the secondary market—typically within 30 days of closing the transaction—they use the money received from the sale of the mortgage to replenish their lines of credit.

Personal Banking.  The Bank offers a broad range of personal banking products and services for individuals. Similar to its business banking operations, the Bank also provides its personal banking customers with a variety of add-on features such as check cards, safe deposit boxes, online banking, bill pay, overdraft privilege services and access to automated teller machine (ATM) facilities throughout the United States. The Bank offers a variety of deposit accounts to its personal banking customers including savings, checking, interest-bearing checking, money market and certificates of deposit.

The Bank loans to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, and loans for purchasing and carrying securities. At December 31, 2018, the Bank had $47.5 million of loans for these purposes, which are shown in the loans held for investment table above as “Consumer.”

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

Broker-Dealer

The “Hilltop Broker-Dealers” include the operations of Hilltop Securities, a clearing broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the NYSE, HTS Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC, formerly known as First Southwest Asset Management, LLC, a wholly-owned subsidiary of First Southwest Holdings, LLC. Hilltop Securities and HTS Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). Additionally, Hilltop Securities Asset Management, LLC, Hilltop Securities and HTS Independent Network are investment advisers registered under the Investment Advisers Act of 1940. At December 31, 2018, Hilltop Securities had consolidated assets of $3.2 billion and net capital of $194.0 million, which was $183.1 million in excess of its minimum net capital requirement of $10.9 million. At December 31, 2018, the Hilltop Broker-Dealers employed approximately 800 people and maintained 53 locations in 20 states.

Our broker-dealer segment has six primary lines of business: (i) public banking, (ii) capital markets, (iii) retail, (iv) structured finance, (v) clearing services, and (vi) securities lending.

Public Banking.  Through its public finance and continuing disclosure departments, the public banking line of business assists public bodies nationwide, including cities, counties, school districts, utility districts, tax increment zones, special districts, state agencies and other governmental entities, in originating, syndicating and distributing securities of municipalities and political subdivisions. In addition, the public banking line of business provides specialized advisory and investment banking services for airports, convention centers, healthcare institutions, institutions of higher education, housing, industrial development agencies, toll road authorities, and public power and utility providers. The public finance and continuing disclosure departments generated 82% of the total public banking business line’s net revenues for the year-ended December 31, 2018.

Additionally, through its arbitrage, treasury management and government investment pools management departments, the public banking line of business provides state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration.

Capital Markets.  The capital markets line of business specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products to support sales and other customer activities, and trades equities and option orders on an agency basis on behalf of its retail and institutional clients, including corporations, insurance companies, banks, mutual funds, money managers and other clients. In addition, the capital markets group provides asset and liability management advisory services to community banks. The equity trading department focuses on executing equity and option orders on an agency basis for clients, while the syndicate department, housed within its fixed income sales group, coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocates and markets the sales of allotments to institutional clients and to other broker-dealers.

Retail.  The retail line of business acts as a securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. We extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc., we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and HTS Independent Network advisors to retail clients. We retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management team, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The HTS Independent Network advisors may also contract directly with third party carriers to sell specified insurance products to their customers. The commissions received from these third party carriers are paid directly to the advisor. Hilltop Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States. At December 31, 2018, we employed 124 registered representatives in 17 retail brokerage offices and had contracts with 208 independent retail representatives for the administration of their securities business.

Structured Finance.  The structured finance line of business provides structured asset and liability services and commodity hedging advisory services to facilitate balance sheet management primarily to clients of the public finance department. In addition, the structured finance line of business participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced (“TBA”) mortgage-backed securities.

Clearing Services.  The clearing services line of business offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2018, we provided services to 152 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

Securities Lending.  The securities lending line of business performs activities that include borrowing and lending securities for other broker-dealers, lending institutions, and internal clearing and retail operations. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker-dealers for similar purposes.

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, which is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). During 2018, funded loan volume through ABAs was approximately 6% of the mortgage origination segment’s total loan volume. At December 31, 2018, our mortgage origination segment operated from over 300 locations in 44 states, originating 19.0%, 11.0% and 7.5%, respectively, of its mortgage loans (by dollar volume) from its Texas, California and Florida locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through warehouse lines of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. PrimeLending may, from time to time, manage its related mortgage servicing rights (“MSR”) assets through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse lines of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending had a staff of approximately 2,650 people, including approximately 1,350 mortgage loan officers, as of December 31, 2018 that produced $13.7 billion in closed mortgage loan volume during 2018, 86% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”), Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that (i) are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or (ii) do not comply with approved investor-specific underwriting guidelines).

Insurance

The operations of NLC comprise our insurance segment. NLC specializes in providing fire and limited homeowners insurance for low value dwellings and manufactured homes primarily in Texas and other areas of the southern, southeastern and southwestern United States through its subsidiaries, NLIC and ASIC. NLC’s product lines also include enhanced homeowners products offering higher coverage limits with distribution restricted to select agents. NLC targets underserved markets through a broad network of independent agents primarily located in Texas, Arizona, Tennessee, Oklahoma and Georgia.

Ratings.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. The financial strength ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in June 2018. An “A” rating is the third highest of 16 rating categories used by A.M. Best. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLC cannot ensure that NLIC and ASIC will maintain their present ratings.

Product Lines.  NLC’s business is focused on personal lines, specializing in low value dwellings and manufactured housing. Personal lines offered include homeowners, dwelling fire, manufactured home and flood policies.

NLC specializes in writing fire and homeowners insurance coverage for low value dwellings and manufactured homes. The vast majority of NLC’s property coverage is written on policies that provide actual cash value payments, as opposed to replacement cost. Under actual cash value policies, the insured is entitled to receive only the cost of replacing or repairing damaged or destroyed property with comparable new property, less depreciation. Replacement cost coverage does not include such a deduction for depreciation; however, it does include limited water coverage.

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

Within our broker-dealer segment, we face significant competition based on a number of factors, including price, perceived expertise, quality of advice, reputation, range of services and products, technology, innovation and local presence. Competition for successful securities traders, stock loan professionals and investment bankers among securities firms and other competitors is intense. Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. Further, our broker-dealer segment competes with discount brokerage firms that do not offer equivalent services but offer discounted prices. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of investment banking, advisory and other related financial brokerage services.

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

Overall, competition among providers of financial products and services continues to increase as technological advances have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including online checking, savings and brokerage accounts, online lending, online insurance underwriters, crowdfunding, digital wallets, and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.

Employees

At December 31, 2018, we employed approximately 5,200 people, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly altered the regulation of financial institutions and the financial services industry. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. Several aspects of the Dodd-Frank Act have affected our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds (the “Volcker Rule”), executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements.

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

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), which included amendments to the Dodd-Frank Act and other statutes that provide the federal banking agencies with the ability to tailor various provisions of the banking laws and eased the regulatory burden imposed by the Dodd-Frank Act with respect to company-run stress testing, resolutions plans, Volcker Rule, high volatility commercial real estate exposures, and real estate appraisals.

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Corporate

Hilltop is a legal entity separate and distinct from PCC and its other subsidiaries. On November 30, 2012, concurrent with the consummation of the acquisition of PlainsCapital Corporation (the “PlainsCapital Merger”), Hilltop became a financial holding company registered under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act (“Gramm-Leach-Bliley Act”). Accordingly, it is subject to supervision, regulation and examination by the Federal Reserve Board. The Dodd-Frank Act, Gramm-Leach-Bliley Act, the Bank Holding Company Act and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing or reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $2.01 million for each day the activity continues. In addition, the Dodd-Frank Act authorizes the Federal Reserve Board to require reports from and examine bank holding companies and their subsidiaries, and to regulate functionally regulated subsidiaries of bank holding companies.

Anti-tying Restrictions. Subject to various exceptions, bank holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a bank holding company or its affiliates.

Capital Adequacy Requirements and BASEL III. Hilltop and PlainsCapital, which includes the Bank and PrimeLending, are subject to capital adequacy requirements under the comprehensive capital framework for U.S. banking organizations known as “Basel III”. Basel III, which reformed the existing frameworks under which U.S. banking organizations historically operated, became effective January 1, 2015 and is fully phased in as of January 1, 2019. Basel III was developed by the Basel Committee on Banking Supervision and adopted by the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency.

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

Hilltop and PlainsCapital began transitioning to the Basel III final rules on January 1, 2015. The capital conservation buffer and certain deductions from common equity Tier 1 capital are fully phased in as of January 1, 2019.

The following table summarizes the Basel III phase-in schedule for periods beginning January 1, 2018.

Year (as of January 1)	2018	2019
Minimum common equity Tier 1 capital ratio	4.5%	4.5%
Common equity Tier 1 capital conservation buffer	1.875%	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	6.375%	7.0%
Minimum Tier 1 capital ratio	6.0%	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%
Minimum total capital ratio plus capital conservation buffer	9.875%	10.5%
Phase-in of certain capital deductions (1)	100.0%	100.0%

(1)

In November 2017, the regulatory agencies finalized a rule that extends the phase-in schedule for certain capital deductions, including 10% and 15% common equity Tier 1 threshold deduction items that are over the limits, minority interest and significant and non-significant investments in the capital of unconsolidated financial institutions. Other capital deductions, such as intangible assets and deferred tax assets arising from net operating losses, are subject to the original phase-in schedule. The rule became effective on January 1, 2018.

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

The rules also prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the rules are fully phased-in in 2019, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds. During 2018, our eligible retained income was positive and our capital conservation buffer was greater than 2.5%, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2019.

At December 31, 2018, Hilltop had a total capital to risk-weighted assets ratio of 17.47%, Tier 1 capital to risk-weighted assets ratio of 17.04% and a common equity Tier 1 capital to risk-weighted assets ratio of 16.58%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At December 31, 2018, PlainsCapital had a total capital to risk-weighted assets ratio of 14.63%, Tier 1 capital to risk-weighted assets ratio of 13.90% and a common equity Tier 1 capital to risk-weighted assets ratio of 13.90%.  Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

Phase-in of Current Expected Credit Losses Accounting Standard. In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL becomes effective January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards.

Volcker Rule.  Provisions of the Volcker Rule and the final rules implementing the Volcker Rule restrict certain activities provided by the Company, including proprietary trading and sponsoring or investing in “covered funds,” which include many venture capital, private equity and hedge funds. For purposes of the Volcker Rule, purchases or sales of financial instruments such as securities, derivatives, contracts of sale of commodities for future delivery or options on the foregoing for the purpose of short-term gain are deemed to be proprietary trading (with financial instruments held for less than 60 days presumed to be for proprietary trading unless an alternative purpose can be demonstrated), unless certain exemptions apply. Exempted activities include, among others, the following: (i) underwriting; (ii) market making; (iii) risk mitigating hedging; (iv) trading in certain government securities; (v) employee compensation plans and (vi) transactions entered into on behalf of and for the account of clients as agent, broker, custodian, or in a trustee or fiduciary capacity. On December 21, 2018, the federal banking agencies invited public comment on a proposal to implement provisions of EGRRCPA that would exclude community banks with $10.0 billion or less in total consolidated assets and total trading assets and liabilities of 5% or less of total consolidated assets from the restrictions of the Volcker Rule. At this time the, we do not anticipate that the Bank would qualify for this proposed exclusion. While management continues to assess compliance with the Volcker Rule, we have reviewed our processes and procedures in regard to proprietary trading and covered funds activities and we believe we are currently complying with the provisions of the

Volcker Rule. However, it remains uncertain how the scope of applicable restrictions and exceptions will be interpreted and administered by the relevant regulators. Absent further regulatory guidance, we are required to make certain assumptions as to the degree to which our activities, processes and procedures in these areas comply with the requirements of the Volcker Rule. If these assumptions are not accurate or if our implementation of compliance processes and procedures is not consistent with regulatory expectations, we may be required to make certain changes to our business activities, processes or procedures, which could further increase our compliance and regulatory risks and costs.

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

Banking

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. As a bank with less than $10 billion in assets, the Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continued to examine the Bank for compliance with federal consumer protection laws. As of September 30, 2018 and December 31, 2018, the Bank’s total assets were $9.9 billion and $10.0 billion, respectively. If the Bank’s total assets are over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank will become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2018.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35% by September 30, 2020. On November 28, 2018, the FDIC announced that the DIF reserve ratio exceeded the statutorily required minimum reserve ratio of 1.35%, ahead of the September 30, 2020 deadline. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum ratio: (1) surcharges on insured depository institutions with total consolidated assets of $10.0 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC will notify the Bank concerning any assessment credits and the assessment rate that we will be charged for the assessment period. As a result of the new regulations, we expect to incur lower annual deposit insurance assessments, which could have a positive impact on our financial condition and results of operations. Accruals for DIF assessments were $2.5 million during 2018.

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

Federal Laws Applicable to Credit Transactions. The loan operations of the Bank are also subject to federal laws and implementing regulations applicable to credit transactions, such as the Truth-In-Lending Act, the Home Mortgage Disclosure Act of 1975, the Equal Credit Opportunity Act, the Fair Credit Reporting Act of 1978, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Dodd-Frank Act and rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Deposit Operations. The deposit operations of the Bank are subject to the Right to Financial Privacy Act, the Truth in Savings Act and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board and the CFPB to implement that act. The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

Under the regulatory capital guidelines within the Basel III capital rules, PlainsCapital must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 6.0%, a common equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2018, PlainsCapital’s ratio of total risk-based capital to risk-weighted assets was 14.63%, PlainsCapital’s ratio of Tier 1 capital to risk-weighted assets was 13.90%, PlainsCapital’s common equity Tier 1 capital to risk-weighted assets ratio was 13.90%, and PlainsCapital’s ratio of Tier 1 capital to average total assets was 12.47%.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Pursuant to a provision in EGRRCPA, the FDIC proposed exempting certain reciprocal deposits from being considered as brokered deposits for certain insured depository institutions. The FDIC also plans to seek comments on the FDIC’s overall brokered deposit regulations. At December 31, 2018, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

Fixing America’s Surface Transportation Act (FAST Act). The FAST Act, signed by President Obama on December 4, 2015, provides for funding highways and infrastructure in the United States. Part of the funding for this law comes from a reduction of the dividends paid by the Federal Reserve to its stockholders with total consolidated assets of more than $10 billion, effective January 1, 2016. On that date, the annual dividend on paid-in capital stock for stockholders with total consolidated assets of more than $10 billion shall be the lesser of: (i) the rate equal to the high yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of such dividend and (ii) 6 percent. The Federal Reserve Board published a final rule implementing these requirements on November 23, 2016. On November 13, 2017, the Federal Reserve published its annual adjustment to the consolidated asset threshold, increasing it to $10.283 billion through December 31, 2018. As of December 31, 2018, the Bank’s total assets were $10.0 billion.

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

Incentive Compensation Guidance. On June 21, 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC jointly issued comprehensive final guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Guidance, a banking organization’s federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

Broker-Dealer

The Hilltop Broker-Dealers are broker-dealers registered with the SEC, FINRA, all 50 U.S. states and the District of Columbia. Hilltop Securities is also registered in Puerto Rico and the U.S. Virgin Islands. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to federal securities laws and SEC rules, as well as the laws and rules of the states in which a broker-dealer conducts business. The Hilltop Broker-Dealers are members of, and are primarily subject to regulation, supervision and regular examination by FINRA.

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

Limitation on Businesses. The businesses that the Hilltop Broker-Dealers may conduct are limited by its agreements with, and its oversight by, FINRA, other regulatory authorities and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, the Hilltop Broker-Dealers are operating subsidiaries of Hilltop, which means its activities are further limited by those that are permissible for subsidiaries of financial holding companies, and as a result, may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2018, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

The SEC, CFTC, FINRA and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to penalties and other regulatory sanctions, including suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.

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

Investment Advisory Activity. Hilltop Securities Asset Management, LLC, Hilltop Securities and HTS Independent Network are registered with, and subject to oversight and inspection by, the SEC as investment advisers under the Investment Advisers Act of 1940, as amended. The investment advisory business of our subsidiaries is subject to significant federal regulation, including with respect to wrap fee programs, the management of client accounts, the safeguarding of client assets, client fees and disclosures, transactions among affiliates and recordkeeping and reporting procedures. Legislation and changes in regulations promulgated by the SEC or changes in the interpretation or enforcement of existing laws and regulations often directly affect the method of operation and profitability of investment advisers. The SEC may conduct administrative and enforcement proceedings that can result in censure, fine, suspension, revocation or expulsion of the investment advisory business of our subsidiaries, our officers or employees.

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

Any additional regulatory requirements affecting our mortgage origination operations will result in increased compliance costs and may impact revenue.

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

Texas also has adopted laws substantially similar to the NAIC’s risk based capital (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the TDI to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2018, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2018 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2018, all ratios for both NLIC and ASIC were within the usual values with three exceptions. Both companies fell below the indicated minimum investment yield range of 2%, with NLIC at 1.6% and ASIC at 0.6%, due to the concentration in cash at each company and reductions in the fair value of equity investments in accordance with a recently adopted accounting standard related to accounting for financial instruments. We expect improvement in the yields at both companies as appropriate investment opportunities are identified. Both NLIC and ASIC also fell below the bottom of the gross change in policyholder surplus and change in adjusted policyholder surplus range of -10%, with NLIC at -16% and ASIC at -21%. This is a result of $24.5 million of aggregate dividends paid from NLIC and ASIC during 2018. Surplus levels remain within acceptable premium to surplus ranges. ASIC’s two-year overall operating ratio of 102% was higher than the indicated ratio of 100% due primarily to decreases in premiums earned and increases in loss and loss adjustment expenses (“LAE”) over the past two years.

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

The Terrorism Risk Insurance Program Reauthorization Act of 2015 extended a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States through December 31, 2020 and set the reimbursement percentage at 85%, subject to a decrease of one percentage point per calendar year until it equals 80%, and the deductible at 20%. Although NLC is protected by federally funded terrorism reinsurance, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLC’s deductible under this Federal Program was $0.6 million for 2018 and is estimated to be $0.5 million in 2019. Potential future changes could also adversely affect NLC by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. NLC had no terrorism-related losses in 2018.

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

State dividend limitations.  The TDI must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. At December 31, 2018, the extraordinary dividend limit for NLIC and ASIC was $9.1 million and $1.8 million, respectively. In addition, NLC’s insurance companies may only pay dividends out of their earned surplus.

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

NLC did not incur any levies from guaranty associations in 2018, 2017 or 2016. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLC is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLC has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Participation in involuntary risk plans.  NLC’s insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, Texas Windstorm Insurance Agency, the Louisiana Citizens Property Insurance Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association. To address a 2016 deficit and losses resulting from Hurricane Harvey in 2017, the Texas FAIR Plan Association levied an assessment on participating companies totaling $55.0 million, of which NLC’s insurance subsidiaries’ share was $0.6 million. In addition, the Texas Windstorm Insurance Agency levied an assessment on participating companies totaling $175.0 million, of which NLC’s insurance subsidiaries’ share was $1.6 million. For comparative purposes, in 2005, following Hurricanes Katrina and Rita, NLC’s insurance subsidiaries were levied collective assessments by the above plans totaling $10.4 million. Additional assessments, including emergency assessments, may follow. In some of these instances, NLC’s insurance companies should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact hurricanes have on state facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

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

Item 1A. Risk Factors.

The following discussion sets forth what management currently believes could be the most significant regulatory, market and economic, liquidity, legal and business and operational risks and uncertainties that could impact our business, results of operations and financial condition. Other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties we may face, and the order of their respective significance may change.

Risks Related to our Business

If our allowance for loan losses is insufficient to cover actual loan losses, our banking segment earnings will be adversely affected.

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We have historically accounted for this risk by maintaining an allowance for loan losses in an amount intended to cover Bank management’s estimate of losses inherent in the loan portfolio. Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the FNB Transaction, the January 2015 acquisition by merger of SWS for stock and cash consideration (the “SWS Merger”) and the BORO Acquisition (collectively, the “Bank Transactions”) as of the applicable acquisition date and write down the recorded value of each such acquired portfolio to the applicable estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of such loans. The allowance for loan losses that had been maintained by PCC, FNB, SWS or BORO, as applicable, prior to their respective transactions, was eliminated in this accounting process. A new allowance for loan losses has been established for loans made by the Bank subsequent to consummation of the PlainsCapital Merger and for any decrease from that originally estimated as of the applicable acquisition date in the estimate of cash flows to be received from the loans acquired in the Bank Transactions.

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

Further, the measure of our allowance for loan losses is also dependent on the adoption of new accounting standards. On June 16, 2016, the Financial Accounting Standards Board issued the Current Expected Credit Loss (“CECL”) standard, which will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model may require the Bank to increase its allowance for loan losses. Moreover, the CECL model could create more volatility in the Bank’s level of allowance for loan losses.

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

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Between December 2016 and December 2018, the Federal Open Market Committee of the Federal Reserve Board raised its target range for short-term interest rates by 200 basis points, and further increases to the target rate may occur in 2019. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Moreover, increases in interest rates could also lead to increases in our loan losses. Asymmetrical changes in interest rates, such as if short-term rates increase at a faster rate than long-term rates, can affect the slope of the yield curve. A decline in the yield curve or a flatter or inverted yield curve, which occurred at points during the fourth quarter of 2018 and the first quarter of 2019, could adversely impact the net interest income of our banking segment because our liabilities tend to be more sensitive to short-term rates while our assets tend to be more sensitive to long-term rates. In addition, it may take longer for our assets to reprice to adjust to a new rate environment because fixed-rate loans do not fluctuate with interest rate changes and adjustable rate loans often have a specified period of readjustment. As a result, a flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income and our net interest margin.

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

At December 31, 2018, approximately 84% of our insurance segment’s invested assets were invested in fixed maturity assets such as bonds and mortgage-backed securities. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our insurance segment’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our insurance segment’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Additionally, mortgage-backed securities are typically prepaid more quickly when interest rates fall and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities are typically prepaid more slowly, which may result in our insurance segment receiving interest payments that are below the then-prevailing interest rates for longer time periods than expected. The volatility of our insurance segment’s claims may force it to liquidate securities, which may cause it to incur capital losses. If our insurance segment’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. In addition, if we experience market disruption and volatility, such as that experienced in 2009 and 2010, we may experience additional losses on our investments and reductions in our earnings. Investment losses could significantly decrease the asset base and statutory surplus of our insurance segment, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating.

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

Several factors could pose risks to the financial services industry, including slowing growth in emerging economies, trade wars, international political unrest, increases in interest rates, regulatory uncertainty, continued infrastructure deterioration and low oil prices. In addition, the current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

Over the last several years, there have been several instances where there has been uncertainty regarding the ability of Congress and the President collectively to reach agreement on federal budgetary and spending matters. A period of failure to reach agreement on these matters, particularly if accompanied by an actual or threatened government shutdown, may have an adverse impact on the U.S. economy. Additionally, a prolonged government shutdown may inhibit our ability to evaluate borrower creditworthiness and originate and sell certain government-backed loans.

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

We conduct our banking operations primarily in Texas. At December 31, 2018, substantially all of the real estate loans in our loan portfolio were secured by properties located in our four largest markets within Texas, with 39%, 23%, 17% and 5% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio, Houston/Coastal Bend and Rio Grande Valley/South Texas markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. The Bank has loans extended to businesses that depend on the energy industry including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors. If crude oil prices decrease and remain depressed for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios. Moreover, natural disasters, such as Hurricane Harvey in 2017, may also have an adverse impact on local economic conditions.

In addition, mortgage origination fee income and insurance premium volume are both dependent to a significant degree on economic conditions in Texas and California. During 2018, 19.0% and 11.0% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Further, Texas insureds accounted for 68.2% and 68.8% of our insurance segment’s gross premiums written in 2018 and 2017, respectively. Also, in our broker-dealer segment, 70% of public finance department net revenues were from entities located in Texas, and 91% of retail brokerage service revenues were generated through locations in Texas, California and Oklahoma. Any regional or local economic downturn that affects Texas or, to a lesser extent, California or Oklahoma, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2018, 48% of the loan portfolio of our banking segment was comprised of loans with real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems. We also utilize relationships with third parties to aid in a significant portion of our information systems, communications, data management and transaction processing. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. If our third-party service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk, any of which could have a material adverse effect on our business.

The recent occurrence of cybersecurity incidents across a range of industries has resulted in increased legislative and regulatory scrutiny over cybersecurity and calls for additional data privacy laws and regulations. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, which imposes requirements on companies operating in California and provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. These laws and regulations could result in increased operating expenses or increase our exposure to the risk of litigation.

Although we devote significant resources to maintain and regularly upgrade our systems and networks to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. In addition, our protective measures may not promptly detect intrusions, and we may experience losses or incur costs or other damage related to intrusions that go undetected or go undetected for significant periods of time, at levels that adversely affect our financial results or reputation. Further, because the methods used to cause cyber attacks change frequently, or in some cases cannot be recognized until launched, we may be unable to implement preventative measures or proactively address these methods until they are discovered. Cyber threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. For example, during the second quarter of 2018, we became the victim of a “spear phishing” attack on one of our employees in which we suffered a $4.0 million wire fraud loss and sensitive customer information was stolen. As a result of this attack, we incurred costs to provide identity protections services, including credit monitoring, to customers who may have been impacted and other legal and professional services, and may also incur expenses in the future including legal and professional expenses and claims for damages. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client or customer information, damage to our reputation with our clients, customers and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies, regulatory penalties, fines, remediation costs, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

We continue to evaluate our cybersecurity program and will consider incorporating new practices as necessary to meet the expectations of such regulatory agencies in light of such cybersecurity guidance and regulatory actions and settlements for cybersecurity-related failures and violations by other industry participants. Such procedures include management-level engagement and corporate governance, risk management and assessment, technical controls, incident response planning, vulnerability testing, vendor management and staff training. Even if we implement these procedures, however, we cannot assure you that we will be fully protected from a cybersecurity incident, the occurrence of which could adversely affect our reputation and financial condition.

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

Our insurance segment writes insurance primarily in the states of Texas, Arizona, Tennessee, Oklahoma and Georgia. In 2018, Texas accounted for 68.2%, Arizona accounted for 11.4%, Tennessee accounted for 7.0%, Oklahoma accounted for 5.7% and Georgia accounted for 3.2% of our gross premiums written. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting any of these regions or significant portions of any of these regions could adversely affect our insurance segment’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although our insurance segment purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $105.0 million, our insurance segment’s losses would exceed the limits of its reinsurance coverage.

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

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries. Hilltop conducts limited material business other than activities incidental to holding stock in the Bank, Securities Holdings and NLC. As a result, we rely substantially on the profitability of, and dividends from, these subsidiaries to pay our operating expenses and to pay interest on our debt obligations. Each of the Bank, Securities Holdings and NLC is subject to significant regulatory restrictions limiting its ability to declare and pay dividends to us. Accordingly, if the Bank, Securities Holdings or NLC are unable to make cash distributions to us, then we may be unable to satisfy our operating expense obligations or make interest payments on our debt obligations.

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

At December 31, 2018, on a consolidated basis, we had total deposits of $8.5 billion and other indebtedness of $1.4 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”). Our significant amount of indebtedness could have important consequences, such as:

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

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the TDI, the FDIC, the CFPB, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders or other debt holders. Insurance regulations promulgated by state insurance departments are primarily intended to protect policyholders rather than stockholders or other debt holders. Likewise, regulations promulgated by the SEC and FINRA are primarily intended to protect the securities markets and customers of broker-dealer businesses rather than stockholders or other debt holders.

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

The U.S. Congress, state legislatures, and federal and state regulatory agencies frequently revise banking and securities laws, regulations and policies. For example, several aspects of the Dodd-Frank Act have affected our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. Although the recently enacted EGRRCPA is intended to ease the regulatory burden imposed by the Dodd-Frank Act with respect to company-run stress testing, resolution plans, the Volcker Rule, high volatility commercial real estate exposures, and real estate appraisals, at this time, it remains difficult to predict the full extent to which the Dodd-Frank Act and the EGRRCPA or the resulting rules and regulations will affect our business. Compliance with new laws and regulations has resulted and likely will continue to result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

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

In July 2013, the Federal Reserve Board approved a final rule that substantially amends the risk-based capital rules applicable to Hilltop and PlainsCapital. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective on a phase-in basis for Hilltop and PlainsCapital from January 1, 2015 through January 1, 2019, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. The application of more stringent capital requirements for Hilltop and PlainsCapital could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

Banks with $10.0 billion in total consolidated assets are primarily examined by the CFPB with respect to various consumer financial protection laws and regulations. At December 31, 2018, Hilltop and PlainsCapital had $13.7 billion and $10.1 billion, respectively, in total consolidated assets and their average of total consolidated assets for the four most recent consecutive quarters was $13.6 billion and $9.8 billion, respectively. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact the Company’s and PlainsCapital’s businesses.

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

Our broker-dealer business is subject to various risks associated with the securities industry.

Our broker-dealer business is subject to uncertainties that are common in the securities industry. These uncertainties include:

•	intense competition in the public banking and other sectors of the securities industry;
•	the volatility of domestic and international financial, bond and stock markets;
•	extensive governmental regulation;
•	litigation; and
•	substantial fluctuations in the volume and price level of securities.

As a result of such uncertainties, the revenues and operating results of our broker-dealer segment may vary significantly from quarter to quarter and from year to year. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide financial advisory, underwriting and other services. Disruptions in fixed income and equity markets could lead to a decline in the volume of transactions executed for customers and, therefore, to declines in revenues from commissions and clearing services. Our broker-dealer business is much smaller and has much less capital than many competitors in the securities industry. In addition, the Hilltop Broker-Dealers are operating subsidiaries of Hilltop, which means that their activities are limited to those that are permissible for subsidiaries of a financial holding company.

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

We offer a variety of services and products, such as individual retirement accounts and municipal bonds, which rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, national municipal issuances surged in the fourth quarter of 2017 due to the then-anticipated effects of the Tax Cuts and Jobs Act, and a number of national municipal issuers elected to accelerate certain capital raising initiatives before these changes were enacted. As a result, we experienced lower municipal issuance volume in 2018, which adversely impacted the financial condition, results of operations and cash flows of our broker-dealer segment’s public finance department.

Our mortgage origination segment is subject to investment risk on loans that it originates.

We intend to sell, and not hold for investment, substantially all residential mortgage loans that we originate through PrimeLending. At times, however, we may originate a loan or execute an interest rate lock commitment (“IRLC”) with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate without having identified a purchaser for such loan. An identified purchaser may also decline to purchase a loan for a variety of reasons. In these instances, we will bear interest rate risk on an IRLC until, and unless, we are able to find a buyer for the loan underlying such IRLC and the risk of investment on a loan until, and unless, we are able to find a buyer for such loan. In addition, in the event of a breach of any representation or warranty concerning a loan, an agency, investor or other third party could, among other things, require us to repurchase the full amount of the loan or seek indemnification for losses from us, even if the loan is not in default. Further, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby the purchaser can require us to repurchase the loan at the full amount that it paid. During periods of market downturn, we may choose to hold mortgage loans when the identified purchasers have declined to purchase such loans because we may not obtain an acceptable substitute bid price for such loan. The failure of mortgage loans that we hold on our books to perform adequately could have a material adverse effect on our financial condition, liquidity and results of operations. Moreover, if a property securing a mortgage loan on which we own the servicing rights is damaged, including from flooding, we may be responsible for repairs for uninsured damage.

Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.

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

One of the principal risks associated with MSR assets is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate market risk associated with MSR assets. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR assets.

At December 31, 2018, the mortgage origination segment’s MSR asset had a fair value of $67.9 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest income or expense.

Certain loans we originate bear interest at a floating rate based on LIBOR. We also pay interest on certain notes and are counterparty to derivative agreements that are based on LIBOR.

As previously discussed, in July 2017, the FCA announced that it intends to cease compelling banks to submit rates for the calculation of LIBOR after 2021. The ARRC has proposed that SOFR is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

It is unclear whether, or in what form, LIBOR will continue to exist after 2021. Any transition to an alternative benchmark will require careful consideration and implementation so as not to disrupt the stability of financial markets. If LIBOR ceases to exist, we may need to take a variety of actions, including negotiating certain of our agreements based on an alternative benchmark that may be established, if any. There is no guarantee that a transition from LIBOR to an alternative benchmark will not result in financial market disruptions, significant changes in benchmark rates or adverse changes in the value of certain of our loans, and our income and expense.

Income that we recognize in connection with the purchase discount of the credit-impaired loans acquired in the Bank Transactions and accounted for under Accounting Standards Codification 310-30 could be volatile in nature and have significant effects on reported net income.

In connection with the Bank Transactions, we acquired loans at an aggregate discount of $540.5 million. The Bank Transactions have each been accounted for under the acquisition method of accounting. Accordingly, the respective discounts are amortized and accreted to interest income on a monthly basis. The effective yield and related discount accretion on credit-impaired loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. In future periods, if actual historical results combined with future projections of these factors (amount, timing, or credit losses) differ from the initial projections, the effective yield and the amount of discount recognized will change. Volatility may increase as the variance of actual results from initial projections increases. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Aggregate accretion of $39.1 million on loans purchased at a discount in the Bank Transactions was recorded as interest income during 2018. As of December 31, 2018, the balance of our discount on loans in the aggregate was $99.8 million.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with acquisitions, our consolidated balance sheet at December 31, 2018, included goodwill of $291.4 million and other intangible assets, net of accumulated amortization, of $38.0 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Based on the results of our annual quantitative analysis as of October 1, 2018, the fair values of each of our reporting units indicated no impairment of goodwill. Any downward revisions to current year actual and future forecasted operating performance, in conjunction with any changes to long-term growth rates or discount rates, may cause the fair value of the respective reporting unit to decline. If the estimated fair value is less than the carrying value, we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

Our broker-dealer segment has historically earned a material portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that the public finance department serves can be subject to significant fluctuations based on factors such as changes in interest rates, property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. A decline in the market for municipal advisory services due to the factors listed above could have an adverse effect on our business and results of operations.

We are subject to losses due to fraudulent and negligent acts.

Our banking and mortgage origination businesses expose us to fraud risk from our loan and deposit customers and the parties they do business with, as well as from our employees, contractors and vendors. We rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation, and employment and income documentation, in deciding which loans to originate and the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or negligently, and the misrepresentation is not detected prior to funding, the value of the collateral may be significantly lower than expected, the source of repayment may not exist or may be significantly impaired, or we may fund a loan that we would not have funded or on terms we would not have extended. While we have underwriting and operational controls in place to help detect and prevent such fraud, no such controls are effective to detect or prevent all fraud, and we have experienced losses resulting from fraud in the past. Whether a misrepresentation is made by the applicant, another third party or one of our own employees, we may bear the risk of loss associated with the misrepresentation. For example, during 2016, the Bank discovered irregularities with respect to a loan that was in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. We maintain fraud insurance, but this insurance may not be sufficient to cover all of our losses from any fraudulent acts.

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

In addition, industry developments also could increase competition in our insurance segment’s industry. These developments include changes in practices and other effects caused by the Internet (including direct marketing campaigns by our insurance segment’s competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service. These developments could prevent our insurance business from expanding its book of business. Our insurance business also faces competition from new entrants into the insurance market. New entrants do not have historic claims or losses to address and, therefore, may be able to price policies on a basis that is not favorable to our insurance business. New competition could reduce the demand for our insurance segment’s insurance products, which could have a material adverse effect on our financial condition and results of operations.

Overall, competition among providers of financial products and services continues to increase as technological advances have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including online checking, savings and brokerage accounts, online lending, online insurance underwriters, crowdfunding, digital wallets, and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. This competition could result in the loss of customer deposits and brokerage accounts, lower mortgage originations and lower insurance premiums written which could have a material adverse affect on our financial condition and results of operations.

If the actual losses and loss adjustment expenses of our insurance segment exceed its loss and expense estimates, its financial condition and results of operations could be materially adversely affected.

The financial condition and results of operations of our insurance segment depend upon its ability to assess accurately the potential losses associated with the risks that it insures. Our insurance segment establishes reserve liabilities to cover the payment of all losses and LAE incurred under the policies that it writes. These liability estimates include case estimates, which are established for specific claims that have been reported to our insurance segment, and liabilities for claims that have been incurred but not reported (“IBNR”). LAE represent expenses incurred to investigate and settle claims. To the extent that losses and LAE exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income in the period in which the deficiency is identified. In addition, increasing reserves causes a reduction in policyholders’ surplus and could cause a downgrade in the ratings of NLIC and ASIC. This, in turn, could diminish our ability to sell insurance policies.

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

Our insurance segment purchases reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2018, our insurance segment’s personal lines ceded 6.8% of its direct insurance premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 1.5% of its direct insurance premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, decreased 1.3% during 2018, compared with 2017, which was primarily attributable to reinstatement premiums associated with Hurricane Harvey, offset by lower premium rates. Reinsurance cost generally fluctuates as a result of storm costs or any changes in capacity within the reinsurance market.

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

At December 31, 2018, our insurance segment had $5.4 million in reinsurance recoverables and receivables, including ceded paid loss recoverables, ceded losses and LAE recoverables and ceded unearned insurance premiums. Our insurance segment expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Because our insurance segment remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse our insurance segment for losses paid, or delays reimbursing our insurance segment for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.

If the states in which our insurance segment writes insurance increase the assessments that insurance companies are required to pay, our insurance segment’s financial condition and results of operations will suffer.

NLIC and ASIC are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material.  These assessments are made by the states in which NLIC and ASIC operate and include participation in residual market or involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, Texas Windstorm Insurance Agency, the Louisiana Citizens Property Insurance Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association. If these plans experience losses in excess of their capitalization, they may assess participating insurers, including NLIC and ASIC, for proportionate shares of their financial deficit. For example, to address a 2016 deficit and losses resulting from Hurricane Harvey in 2017, the Texas FAIR Plan Association levied an assessment on participating companies totaling $64.6 million, of which NLC’s insurance subsidiaries’ share was $0.6 million. In addition, the Texas Windstorm Insurance Agency levied an assessment on participating companies totaling $175.0 million, of which NLC’s insurance subsidiaries’ share was $1.6 million. The ultimate impact hurricanes have on state facilities cannot be predicted and future assessments can occur whenever the involuntary facilities experience financial deficits.

NLIC and ASIC are also subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies.  These assessments are generally set based on an insurer’s percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period. For the years ended December 31, 2018, 2017 and 2016, our insurance segment paid no assessments. We cannot, however, predict with certainty the amount of future assessments, because these assessments depend on factors outside our control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas.

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

Because we may use a substantial portion of our remaining excess capital to make acquisitions or effect a business combination, we may become subject to risks inherent in pursuing and completing any such acquisitions or business combination.

We may make acquisitions or effect business combinations with a substantial portion of our remaining excess capital. We may not, however, be able to identify suitable targets, consummate acquisitions or effect a combination on commercially acceptable terms or, if consummated, successfully integrate personnel and operations.

The success of any acquisition or business combination will depend upon, among other things, the ability of management and our employees to integrate personnel, operations, products and technologies effectively, to attract, retain and motivate key personnel and to retain customers and clients of targets. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Any inability to realize the full extent, or any, of the anticipated cost savings and financial benefits of any acquisitions we make, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which could adversely affect our financial condition and cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the acquisitions and contribute to a decrease in the price of our common stock. In addition, any acquisition or business combination we undertake may consume available cash resources, result in potentially dilutive issuances of equity securities and divert management’s attention from other business concerns. Even if we conduct extensive due diligence on a target business that we acquire or with which we merge, our diligence may not surface all material issues that may adversely affect a particular target business, and we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Consequently, we also may need to make further investments to support the acquired or combined company and may have difficulty identifying and acquiring the appropriate resources.

We may enter, through acquisitions or a business combination, into new lines of business or initiate new service offerings subject to the restrictions imposed upon us as a regulated financial holding company. Accordingly, there is no basis for you to evaluate the possible merits or risks of the particular target business with which we may combine or that we may ultimately acquire.

Subject to the restrictions imposed upon us as a regulated financial holding company, we may also use excess capital to make investments in companies engaged in non-financial activities. These investments could decline in value and are likely to be substantially less liquid than exchange-listed securities, if we are able to sell them at all. If we are required to sell these investments quickly, we may receive significantly less value than if we could have otherwise have sold them. Losses on these investments could have an adverse impact on our profitability, results of operations and financial condition.

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

If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. If we fail to maintain adequate internal controls, our financial statements may not accurately reflect our financial condition. Inadequate internal control over financial reporting could impact the reliability and timeliness of our financial reports and could cause investors to lose confidence in our reported financial information, which could have a negative effect on our business and the value of our securities.

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

NLC’s ability to comply with these covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default under the loan agreements or indentures governing the notes or under its other debt agreements. An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If NLC were unable to repay debt to its secured lenders, these lenders could proceed against the collateral securing that debt. In addition, acceleration of its other indebtedness may cause NLC to be unable to make interest payments on the notes. Other agreements that NLC or its insurance company subsidiaries may enter into in the future may contain covenants imposing significant restrictions on their respective businesses that are similar to, or in addition to, the covenants under their respective existing agreements. These restrictions may affect NLC’s ability to operate its business and may limit its ability to take advantage of potential business opportunities as they arise.

Risks Related to Our Common Stock

We may issue shares of preferred stock or additional shares of common stock to complete an acquisition or effect a combination or under an employee incentive plan after consummation of an acquisition or business combination, which would dilute the interests of our stockholders and likely present other risks.

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

Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine the designation and number of shares constituting each series of preferred stock, as well as any designations, qualifications, privileges, limitations, restrictions or special or relative rights of additional series. The rights of preferred stockholders may supersede the rights of common stockholders. Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over the common stock with respect to dividends and in liquidation.

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

A director who has a conflict of interest with respect to an issue presented to our board will have no inherent legal obligation to abstain from voting upon that issue. We do not have provisions in our bylaws or charter that require an interested director to abstain from voting upon an issue, and we do not expect to add provisions in our charter and bylaws to this effect. Although each director has a duty to act in good faith and in a manner he or she reasonably believes to be in our best interests, there is a risk that, should interested directors vote upon an issue in which they or one of their affiliates has an interest, their vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director’s participation in the meeting and discussion of an issue in which he or she has, or companies with which he or she is associated have, an interest could influence the votes of other directors regarding the issue.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2018, no shares of preferred stock were outstanding.

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

Restrictions on Calling Special Meeting, Cumulative Voting and Director Removal. Our bylaws include a provision prohibiting holders that do not or have not owned, continuously for at least one year as of the record date of such proposed meeting, capital stock representing at least 15% of the shares entitled to be voted at such proposed meeting, from calling a special meeting of stockholders. Our charter does not provide for the cumulative voting in the election of directors. In addition, our charter provides that our directors may only be removed for cause and then only by an affirmative vote of at least two-thirds of the votes entitled to be cast in the election of directors. Any amendment to our charter relating to the removal of directors requires the affirmative vote of two-thirds of all of the votes entitled to be cast on the matter. These provisions of our bylaws and charter may delay, discourage or prevent an attempted acquisition or change in control of us.

There can be no assurance that we will continue to declare cash dividends or repurchase stock.

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2018, we declared and paid cash dividends of $0.28 per common share. In January 2018, our board of directors reauthorized the stock repurchase program, under which it authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2019. In July 2018, our board of directors increased the aggregate amount of common stock that we may repurchase under this program to $100.0 million. During 2018, we paid $59.0 million to repurchase an aggregate of 2,729,568 shares of our common stock at an average price of $21.61 per share. In January 2019, our board of directors authorized a new stock repurchase program through January 2020, pursuant to which we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

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

During 2018, we also made an investment in land and a mixed-use real estate development in the City of University Park, Texas, which is expected to serve as headquarters for both Hilltop and the Bank beginning in the fourth quarter of 2019.

Banking.  At December 31, 2018, our banking segment conducted business at 72 locations throughout Texas, including seven support facilities. We lease 36 banking locations, including our principal offices, and we own the remaining 36 banking locations.

Broker-Dealer. At December 31, 2018, our broker-dealer segment conducted business from 53 locations in 20 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination.  At December 31, 2018, our mortgage origination segment conducted business from over 300 locations in 44 states. Each of these locations is leased by PrimeLending.

Insurance.  At December 31, 2018, our insurance segment leases office space for its corporate, claims and customer service operations. Our insurance segment’s principal office is leased from an affiliate, Hilltop Securities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. At February 14, 2019, there were 93,611,624 shares of our common stock outstanding with 442 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2018, we declared and paid cash dividends of $0.28 per common share. On January 24, 2019, we announced that our board of directors increased our quarterly dividend to $0.08 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Business — There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2018 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	1,246,880
Total	—	$—	1,246,880

*In September 2012, our stockholders approved the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2018, 3,128,011 awards had been granted pursuant to the 2012 Plan, while 374,891 awards were forfeited and are eligible for reissuance. All shares outstanding under the 2012 Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock.

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2018	60,000	$19.85	60,000	$59,977,931
November 1 - November 30, 2018	966,872	19.60	966,872	41,026,749
December 1 - December 31, 2018	—	—	—	41,026,749
Total	1,026,872	$19.62	1,026,872

(1)

On January 25, 2018, we announced that our board of directors authorized a stock repurchase program under which we may repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2019. In July 2018, our board of directors increased the aggregate amount of common stock that we may repurchase under this program to $100.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. As of December 31, 2018, we had repurchased an aggregate of $59.0 million of our outstanding common stock under this stock repurchase program.

Recent Sales of Unregistered Securities

On December 31, 2018, we issued an aggregate of 8,131 shares of common stock under the 2012 Plan to certain non-employee directors as compensation for their service on our board of directors during the fourth quarter of 2018. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2018 and 2017 and our consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 have been derived from our historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. The operations acquired in the SWS Merger and BORO Acquisition are included in our operating results beginning January 1, 2015, and August 1, 2018, respectively (dollars in thousands, except per share data and weighted average shares outstanding).

	2018	2017	2016	2015	2014
Statement of Operations Data:
Total interest income	$579,428	$507,156	$455,954	$469,838	$388,769
Total interest expense	143,104	85,408	58,423	61,255	27,628
Net interest income	436,324	421,748	397,531	408,583	361,141
Provision for loan losses	5,088	14,271	40,620	12,715	16,933
Net interest income after provision for loan losses	431,236	407,477	356,911	395,868	344,208
Total noninterest income	1,022,790	1,205,064	1,286,965	1,227,642	799,311
Total noninterest expense	1,293,249	1,369,255	1,412,471	1,340,016	965,353
Income before income taxes	160,777	243,286	231,405	283,494	178,166
Income tax expense	35,050	110,142	83,461	70,915	65,608
Net income	125,727	133,144	147,944	212,579	112,558
Less: Net income attributable to noncontrolling interest	4,286	600	2,050	1,606	908
Income attributable to Hilltop	121,441	132,544	145,894	210,973	111,650
Dividends on preferred stock (1)	—	—	—	1,854	5,703
Income applicable to Hilltop common stockholders	$121,441	$132,544	$145,894	$209,119	$105,947

Per Share Data:
Earnings per common share - basic	$1.28	$1.36	$1.48	$2.10	$1.18
Weighted average shares outstanding - basic	94,969	97,137	98,404	99,074	89,710
Earnings per common share - diluted	$1.28	$1.36	$1.48	$2.09	$1.17
Weighted average shares outstanding - diluted	95,067	97,353	98,629	99,962	90,573
Book value per common share	$20.83	$19.92	$18.98	$17.56	$14.93
Tangible book value per common share	$17.31	$16.92	$15.97	$14.46	$11.47
Cash dividends declared per common share	$0.28	$0.24	$0.06	$—	$—
Dividend payout ratio (2)	21.90%	17.59%	4.05%	—%	—%

Balance Sheet Data:
Total assets	$13,683,572	$13,365,786	$12,738,062	$11,867,001	$9,242,416
Cash and due from banks	644,073	486,977	669,357	652,036	782,473
Securities	1,991,815	1,852,094	1,215,372	1,219,874	1,109,461
Investment in SWS common stock	—	—	—	—	70,282
Loans held for sale	1,393,246	1,715,357	1,795,463	1,533,678	1,309,693
Loans held for investment, net of unearned income (3)	6,930,458	6,455,798	6,099,626	5,587,911	4,563,116
Allowance for loan losses (3)	(59,486)	(63,686)	(54,599)	(46,947)	(41,652)
Goodwill and other intangible assets, net	329,440	288,240	296,503	306,676	311,591
Total deposits	8,536,156	7,978,119	7,063,811	6,952,683	6,369,892
Notes payable	228,872	208,809	317,912	238,716	56,684
Junior subordinated debentures	67,012	67,012	67,012	67,012	67,012
Total stockholders’ equity	1,973,893	1,914,807	1,874,520	1,738,125	1,461,239

Performance Ratios (4):
Return on average stockholders’ equity (5)	6.33%	7.00%	8.13%	12.32%	8.01%
Return on average assets (5)	0.93%	1.03%	1.21%	1.70%	1.26%
Net interest margin (6)	3.55%	3.61%	3.68%	3.71%	4.71%
Net interest margin (taxable equivalent) (7)	3.56%	3.63%	3.71%	3.74%	4.74%

Asset Quality Ratios (4):
Total nonperforming assets to total loans and other real estate	0.89%	1.33%	1.39%	2.34%	4.14%
Allowance for loan losses to nonperforming loans	175.22%	139.58%	193.05%	137.99%	74.01%
Allowance for loan losses to total loans	0.86%	0.99%	0.90%	0.84%	0.91%
Net charge-offs to average loans outstanding	0.14%	0.08%	0.57%	0.14%	0.21%

Capital Ratios:
Equity to assets ratio	14.25%	14.31%	14.68%	14.64%	15.80%
Tangible common equity to tangible assets	12.13%	12.42%	12.65%	12.37%	11.59%

	2018	2017	2016	2015	2014
Regulatory Capital Ratios:
Hilltop - Leverage ratio	12.53%	12.94%	13.51%	12.65%	14.17%
Hilltop - Common equity Tier 1 risk-based capital ratio (8)	16.58%	17.71%	18.30%
Hilltop - Tier 1 risk-based capital ratio	17.04%	18.24%	18.87%	18.48%	19.02%
Hilltop - Total risk-based capital ratio	17.47%	18.78%	19.34%	18.89%	19.69%
PlainsCapital - Leverage ratio	12.47%	12.32%	12.35%	13.22%	10.31%
PlainsCapital - Common equity Tier 1 risk-based capital ratio (8)	13.90%	14.47%	14.64%
PlainsCapital - Tier 1 risk-based capital ratio	13.90%	14.47%	14.64%	16.25%	13.74%
PlainsCapital - Total risk-based capital ratio	14.63%	15.29%	15.38%	16.99%	14.45%

Other Data:
Banking Segment:
Efficiency ratio (9)	61.93%	58.24%	58.87%	56.45%	61.17%
Return on average assets (5)	1.23%	0.85%	0.94%	1.36%	1.20%
Net interest margin (6)	4.23%	4.31%	4.65%	5.05%	4.97%
Net interest margin (taxable equivalent) (7)	4.24%	4.33%	4.68%	5.08%	5.00%
Broker-Dealer Segment:
Net revenue (10)	$352,592	$412,156	$416,938	$367,466	$131,595
Compensation as a % of net revenue	62.0%	60.8%	60.6%	69.6%	59.7%
Mortgage Origination Segment:
Mortgage loan originations volume - Home purchases	$11,798,804	$11,974,571	$11,276,378	$9,891,792	$8,295,994
Mortgage loan originations volume - Refinancings	1,893,680	2,483,342	4,183,835	3,460,327	2,067,854
Mortgage loan originations volume - Total	13,692,484	14,457,913	15,460,213	13,352,119	10,363,848
Mortgage loan sales volume	13,735,885	14,454,260	15,155,340	13,129,069	10,164,350
Insurance Segment:
Net loss and LAE ratio	58.0%	66.6%	57.4%	61.1%	57.4%
Expense ratio	39.0%	39.9%	33.5%	33.8%	31.9%
Combined ratio	97.0%	106.5%	90.9%	94.9%	89.3%
Statutory surplus (11)	$96,545	$116,590	$161,790	$152,342	$141,987
Statutory premiums to surplus ratio	138.6%	117.5%	92.3%	105.4%	115.8%

(1)	Series B preferred stock was redeemed in April 2015.
(2)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(3)

At the close of business on September 30, 2018, the loss-share agreements with the FDIC for commercial assets expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations under each of the loss-share agreements with the FDIC were resolved and terminated. As such, all loans previously identified as either “covered loans” or “non-covered loans” are now collectively referred to as “loans held for investment” for all periods presented. In addition, the allowance for loan losses on the aforementioned loans held for investment is presented as one combined line item for all periods presented.

(4)	Noted measures are typically used for measuring the performance of banking and financial institutions.
(5)

Noted measures during 2017 include estimated non-cash, non-recurring charges to Hilltop consolidated and banking segment results of $28.4 million and $25.7 million, respectively, primarily attributable to the revaluation of deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“the Tax Legislation”). Deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation were final as of September 30, 2018.

(6)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(7)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on a 21% federal income tax rate for 2018 periods presented and 35% federal income tax rate for all previous periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. For the periods presented, the taxable equivalent adjustments to interest income for Hilltop consolidated were $0.9 million, $2.2 million, $2.4 million, $3.0 million and $2.3 million, respectively, and for the banking segment were $0.8 million, $1.6 million, $1.5 million, $1.8 million and $2.0 million, respectively.

(8)	Common equity Tier 1 risk-based capital ratio applicable for reporting periods beginning after January 1, 2015.
(9)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(10)	Net revenue is defined as the sum of total broker-dealer net interest income plus total broker-dealer noninterest income.
(11)	Statutory surplus includes combined surplus of NLIC and ASIC.

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

	December 31,
	2018	2017	2016	2015	2014

Book value per common share	$20.83	$19.92	$18.98	$17.56	$14.93
Effect of goodwill and intangible assets per share	$(3.52)	$(3.00)	$(3.01)	$(3.10)	$(3.46)
Tangible book value per common share	$17.31	$16.92	$15.97	$14.46	$11.47

Hilltop stockholders’ equity	$1,949,470	$1,912,081	$1,870,509	$1,736,954	$1,460,452
Less: preferred stock	—	—	—	—	114,068
Less: goodwill and intangible assets, net	329,440	288,240	296,503	306,676	311,591
Tangible common equity	1,620,030	1,623,841	1,574,006	1,430,278	1,034,793

Total assets	13,683,572	13,365,786	12,738,062	11,867,001	9,242,416
Less: goodwill and intangible assets, net	329,440	288,240	296,503	306,676	311,591
Tangible assets	13,354,132	13,077,546	12,441,559	11,560,325	8,930,825

Equity to assets	14.25%	14.31%	14.68%	14.64%	15.80%
Tangible common equity to tangible assets	12.13%	12.42%	12.65%	12.37%	11.59%

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings), Hilltop Securities and HTS Independent Network are collectively referred to as the “Hilltop Broker-Dealers”, references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

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

During 2018, our net income to common stockholders was $121.4 million, or $1.28 per diluted share. We declared and paid total common dividends of $0.28 per share, or $26.7 million, during 2018, which resulted in a dividend payout ratio of 21.90%. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $59.0 million to repurchase our common stock during 2018.

We reported $160.8 million of consolidated income before income taxes during 2018, including the following contributions from our four reportable business segments.

•	The banking segment contributed $152.4 million of income before income taxes during 2018;
•	The broker-dealer segment contributed $32.6 million of income before income taxes during 2018;
•	The mortgage origination segment contributed $12.9 million of income before income taxes during 2018; and
•	The insurance segment contributed $5.7 million of income before income taxes during 2018.

At December 31, 2018, on a consolidated basis, we had total assets of $13.7 billion, total deposits of $8.5 billion, total loans, including loans held for sale, of $8.3 billion and stockholders’ equity of $2.0 billion.

On January 24, 2019, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on February 28, 2019 to all common stockholders of record as of the close of business on February 15, 2019.

Factors Affecting Results of Operations

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

Factors Affecting the Current Year

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

On August 3, 2018, we made a $24.6 million investment in a new real estate development in Dallas’ University Park. This investment consisted of $5.3 million for the building, which is currently under construction, and $19.3 million for the land on which the building is being constructed. Joining Hilltop in the transaction is our chairman and largest shareholder, Gerald J. Ford, who will be an equal investing partner in the project. Hilltop and the Ford family each own 25% of the 119,000-square-foot commercial office building and 50% of the 1.7-acre tract on which the building will sit. Construction commenced in the fourth quarter of 2017, and total construction costs are expected to be approximately $62 million. Hilltop and the Bank have agreed to lease approximately 68,000 square feet of corporate office space in the building as well as an approximate 4,000-square-foot PlainsCapital Bank branch for an average cost of $3.1 million per year and $0.3 million per year, respectively, over the initial 129-month terms. The building will be named Hilltop Plaza and is expected to serve as headquarters for both Hilltop and the Bank beginning in the fourth quarter of 2019.

On October 23, 2018, PrimeLending entered into a Settlement Agreement and an Indemnification Agreement with the DOJ and HUD, respectively. In these agreements, PrimeLending did not admit to any liability or wrongdoing, and the DOJ and HUD did not make any concessions with respect to their alleged claims. These agreements provide for payments of $13.5 million to the DOJ and HUD in the aggregate. In exchange for these payments, each of the DOJ and HUD released any civil claims they may have related to certain loans originated by PrimeLending. The payments were made to the DOJ and HUD during the fourth quarter of 2018 and the indemnification liability related to this matter was released. Accordingly, our operating results or financial condition will not be impacted by this matter in future periods.

At the close of business on September 30, 2018, the loss-share agreement for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements terminated in exchange for the payment by the FDIC to the Bank of $6.26 million. These funds were received on October 19, 2018. Pursuant to the Termination Agreement, all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements, including, among others, the true-up provisions and the settlement of loss-share and expense reimbursement claims, have been resolved and terminated. In October 2018, in conjunction with the receipt of the $6.26 million noted above, the FDIC Indemnification Asset of $22.8 million and the FDIC true-up accrual of $16.6 million were removed with no further impact to the Company’s consolidated statements of operations. The balance of the FDIC Indemnification Asset at December 31, 2017 is included in other assets within the consolidated balance sheets. Additionally, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” In addition, the allowance for loan losses on the aforementioned loans held for investment is presented as one combined line item for all periods presented. Similarly, other real estate owned (“OREO”) which was previously referred to as “covered OREO” if covered by the loss-share agreements or otherwise “non-covered OREO” is now collectively referred to as OREO and included in other assets within the consolidated balance sheets.

Factors Affecting Prior Years

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) was enacted. The Tax Legislation significantly revised the U.S. corporate income tax by lowering corporate income tax rates. Our results during 2017 included the estimated impact of a non-recurring, non-cash charge of $28.4 million as a result of the enactment of the Tax Legislation. The charge was primarily due to the revaluation of deferred tax assets as a result of the reduction in the corporate tax rate from 35% to 21%, and other anticipated impacts associated with the Tax Legislation. Deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation were final as of September 30, 2018. The charge resulting from the Tax Legislation is expected to be recovered through lower projected effective tax rates due to reduction of the corporate tax rate to 21%, which we expect to be partially offset by the loss of deductions for certain expenses. In addition, the Tax Legislation eliminates our ability to carryback any net operating losses against prior period taxable income in future years, which impacts the amount of the allowable deferred tax assets included in our common equity Tier 1 capital in our capital calculations, starting in 2018.

During August and September 2017, Hurricanes Harvey and Irma affected both the Company and its customers. The estimated pre-tax earnings impact from these hurricanes on our 2017 operating results was $8.2 million. Specifically, within our insurance segment, the total estimated loss and loss adjustment expenses (“LAE”) incurred associated with the hurricanes was $19.3 million at December 31, 2017. However, since the losses exceeded excess of loss retention coverage, net exposure to the insurance segment was $4.4 million retention and $1.4 million in reinstatement premiums. The effect on our broker-dealer segment’s operating results were limited to $0.3 million associated with waived customer fees. While the mortgage origination and banking segments did not identify any immediate losses based on client interactions and the review of collateral domiciled in the affected areas, each recorded loss estimates within its third quarter 2017 operating results. As of December 31, 2017, the mortgage origination segment held a $0.1 million indemnification liability reserve associated with loss exposures related to funded loans, not yet sold into the secondary markets, as well as loans upon which it owns the mortgage servicing rights. The banking segment reflected $2.0 million associated with estimated hurricane loss exposures within the qualitative factors used to determine its allowance for loan losses during the year ended December 31, 2017.

Additionally, during 2017, our consolidated income before taxes included the recognition within corporate of a pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the January 1, 2015 acquisition of SWS (the “SWS Merger”) as discussed in detail in Note 18, Commitments and Contingencies.

During 2016, the Bank discovered irregularities with respect to a loan that was in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. The banking segment’s financial results for 2016 reflect this charge-off. During the second quarter of 2017, the bank recorded other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery of a document delivered in connection with this loan. The Bank is actively pursuing legal remedies to recover losses arising from this isolated incident, including litigation against the borrower and guarantors. The Bank cannot currently estimate the amount of any future recoveries or additional expenses related to this charged-off loan.

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improved operational efficiencies throughout our organization. During 2018, we made significant investment in new technological solutions, substantial core system upgrades and other technology enhancements, and we are working on preliminary plans for additional investments in such solutions, upgrades and enhancements. In combination with these technology enhancements, we have begun the consolidation of common back office functions. During 2018, we incurred approximately $10 million in expenses related to core system replacements and other technology enhancements. We believe that costs incurred related to these technology investments and corporate initiatives will continue to represent an increasingly significant portion of our noninterest expenses in the near term, but we are making such investments with the expectation that they will result in cost savings over the long term.

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

On September 13, 2013 (the “Bank Closing Date”), the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based FNB from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, and reopened former branches of FNB acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement by and among the FDIC as receiver for FNB, the FDIC and the Bank (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain loans and other real estate owned (“OREO”) that the Bank acquired in the FNB Transaction. As previously discussed, the loss-share agreements with the FDIC were terminated in the fourth quarter of 2018.

On August 1, 2018, we acquired privately-held, Houston-based The Bank of River Oaks (“BORO”) in an all-cash transaction (the “BORO Acquisition”) as discussed above. In connection with the acquisition, we merged BORO into the Bank, and all customer accounts were converted to the PlainsCapital Bank platform.

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

The banking segment includes the operations of the Bank, and since August 1, 2018, the operations acquired in the BORO Acquisition, which primarily provides business and consumer banking services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

The broker-dealer segment includes the operations of Hilltop Securities and HTS Independent Network and included the operations of FSC through January 22, 2016. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, HTS Independent Network and Hilltop Securities Asset Management, LLC, formerly known as First Southwest Asset Management, LLC, a wholly-owned subsidiary of First Southwest Holdings, LLC, are registered investment advisers under the Investment Advisers Act of 1940.

The mortgage origination segment includes the operations of PrimeLending, which offers a variety of loan products and generates revenue predominantly from fees charged on the origination and servicing of loans and from selling these loans in the secondary market.

The insurance segment includes the operations of NLC, which operates through its wholly owned subsidiaries, NLIC and ASIC, in Texas and other areas of the southern United States. Insurance segment income is primarily generated from revenue earned on net insurance premiums less loss and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities, and management and administrative services to support the overall operations of the Company.

The elimination of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable segments is presented in Note 30, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about the operating results of our reportable segments (in thousands).

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$370,732	$50,878	$1,485	$3,025	$(9,176)	$19,380	$436,324
Provision (recovery) for loan losses	5,319	(231)	—	—	—	—	5,088
Noninterest income	43,588	301,714	551,860	142,565	4,893	(21,830)	1,022,790
Noninterest expense	256,577	320,241	540,474	139,921	36,628	(592)	1,293,249
Income (loss) before income taxes	$152,424	$32,582	$12,871	$5,669	$(40,911)	$(1,858)	$160,777

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$366,581	$43,735	$(915)	$2,861	$(10,069)	$19,555	$421,748
Provision (recovery) for loan losses	14,073	198	—	—	—	—	14,271
Noninterest income	59,904	368,421	632,388	151,382	12,798	(19,829)	1,205,064
Noninterest expense	248,404	347,314	581,899	158,354	33,983	(699)	1,369,255
Income (loss) before income taxes	$164,008	$64,644	$49,574	$(4,111)	$(31,254)	$425	$243,286

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$363,083	$31,172	$(11,589)	$3,164	$(7,257)	$18,958	$397,531
Provision (recovery) for loan losses	40,673	(53)	—	—	—	—	40,620
Noninterest income	52,579	385,766	704,126	164,841	2	(20,349)	1,286,965
Noninterest expense	244,715	377,524	614,741	146,601	29,938	(1,048)	1,412,471
Income (loss) before income taxes	$130,274	$39,467	$77,796	$21,404	$(37,193)	$(343)	$231,405

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $436.3 million in net interest income during 2018, compared with net interest income of $421.7 million and $397.5 million during 2017 and 2016, respectively. Changes in net interest income during 2018, compared with 2017, and during 2017, compared with 2016, primarily included increases within our banking, broker-dealer and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services that generated $241.0 million, $266.3 million and $273.9 million in securities brokerage commissions and fees and investment advisory fees and commissions, and $47.8 million, $91.1 million and $102.2 million in gains on derivative and trading portfolio activities (included within other noninterest income) during 2018, 2017 and 2016, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2018, 2017 and 2016, we generated $548.7 million, $632.4 million and $703.3 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and homeowners insurance for low value dwellings and manufactured homes. The insurance segment generated $136.8 million, $142.3 million and $155.5 million in net insurance premiums earned during 2018, 2017 and 2016, respectively.

In the aggregate, we generated $1.0 billion, $1.2 billion and $1.3 billion in noninterest income during 2018, 2017 and 2016, respectively. The decrease in noninterest income during 2018, compared with 2017, was predominantly attributable to decreases of $93.4 million in net gains from sale of loans and other mortgage production income, $43.3 million in gains from derivative and trading portfolio activities and $19.9 million in investment and securities advisory fees and commissions. Additionally, our results for 2017 reflect $15.0 million of other noninterest income within the banking segment related to coverage provided by an insurance policy for forgery, and $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger, both of which were nonrecurring. The decrease in noninterest income during 2017, compared with 2016, was primarily due to decreases in noninterest income in our mortgage origination, broker-dealer and insurance segments, partially offset by increases in noninterest income due to the previously mentioned increase in other noninterest income of $15.0 million within the banking segment and the $11.6 million increase within corporate related to the resolution of the appraisal proceedings from the SWS Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during 2018 was $121.4 million, or $1.28 per diluted share, compared with net income applicable to common stockholders of $132.5 million, or $1.36 per diluted share, during 2017, and net income applicable to common stockholders of $145.9 million, or $1.48 per diluted share, during 2016. See “Factors Affecting Results of Operations” above for details regarding significant items that affected our operating results in 2018 and 2017. The consolidated operating results during 2016 included the previously mentioned $24.5 million charge-off of a single large loan by the Bank and a specific legal reserve of $16.0 million related to one matter involving Hilltop Securities that was settled in the first quarter of 2017.

Our consolidated operating results during 2018 also included $8.2 million of pre-tax transaction costs related to the BORO Acquisition. Our consolidated operating results during 2017 included $2.1 million of pre-tax transaction costs related to the SWS Merger, while our consolidated operating results during 2016 included $7.4 million of pre-tax transaction costs and $5.9 million of integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), as a result of the integration of the operations and systems acquired in the SWS Merger.

Certain items included in net income for 2018, 2017 and 2016 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before income taxes during 2018, 2017 and 2016 included the following purchase accounting items related to the Bank Transactions (in thousands).

Year Ended December 31, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$2,426	$28,373	$1,922	$4,909	$37,630
Amortization of identifiable intangibles	(5,643)	(412)	(781)	(1,190)	(8,026)

Year Ended December 31, 2017	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$5,333	$47,677	$3,080	$-	$56,090
Amortization of identifiable intangibles	(6,322)	(565)	(866)	-	(7,753)

Year Ended December 31, 2016	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$9,662	$50,697	$4,556	$-	$64,915
Amortization of identifiable intangibles	(7,869)	(719)	(952)	-	(9,540)

As mentioned in the “Factors Affecting Results of Operations” section above, the Bank terminated its loss-share agreements with the FDIC in the fourth quarter of 2018, resulting in a $6.26 million payment from the FDIC to the Bank. Prior to the termination, the Bank recorded “true-up” accruals with respect to the FNB Transaction loss-share agreements with the FDIC of $2.1 million in 2017 and $8.7 million in 2016. The true-up accrual was based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if actual losses incurred and billed to the FDIC through loss sharing were below a stated threshold. In 2018, the Bank also recorded $6.5 million of amortization of excess book value of its receivables under the loss-share agreements (the “FDIC Indemnification Asset”) due to lower projected collections from the FDIC than were initially estimated at the acquisition date.

We consider the ratios shown in the table below to be key indicators of our performance.

	Year Ended December 31,
	2018	2017	2016
Return on average stockholder's equity	6.33%	7.00%	8.13%
Return on average assets	0.93%	1.03%	1.21%
Net interest margin (1) (2) (4) (5)	3.55%	3.61%	3.68%
Net interest margin (taxable equivalent) (2) (3) (4) (5)	3.56%	3.63%	3.71%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)	Noted measures during 2017 and 2016 reflect certain asset category reclassifications within the detailed calculations to conform with the current period presentation.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% for 2018 and 35% for 2017 and 2016. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. See footnote 2 to the consolidated net interest income table below for the taxable equivalent adjustments to interest income.

(4)

The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 42 basis points, 48 basis points and 55 basis points during 2018, 2017 and 2016, respectively.

(5)	During 2018, 2017 and 2016, purchase accounting contributed 34 basis points, 52 basis points and 66 basis points, respectively, to net interest margin and taxable equivalent net interest margin.

We present net interest margin in the previous table, and net interest margin and net interest income below, on a taxable-equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During 2018, 2017 and 2016, purchase accounting contributed 34, 52 and 66 basis points to our consolidated taxable equivalent net interest margin of 3.56%, 3.63% and 3.71%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Year Ended December 31, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$3,689	$28,373	$2,123	$4,909	$39,094
Amortization of premium on acquired securities	(1,263)	-	-	-	(1,263)

Year Ended December 31, 2017	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$7,879	$47,677	$2,889	$-	$58,444
Amortization of premium on acquired securities	(2,407)	-	-	-	(2,407)

Year Ended December 31, 2016	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$12,938	$50,697	$4,235	$-	$67,870
Amortization of premium on acquired securities	(3,083)	-	-	-	(3,083)

The table below provides additional details regarding our consolidated net interest income (dollars in thousands). The 2016 detailed calculations reflect certain asset category reclassifications to conform with the current period presentation.

	Year Ended December 31,
	2018			2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,472,772	$68,536	4.65%	$1,541,000	$64,344	4.18%	$1,387,023	$53,529	3.86%
Loans held for investment, gross (1)	6,601,453	368,189	5.58%	6,177,933	347,644	5.63%	5,764,936	334,226	5.80%
Investment securities - taxable	1,680,976	50,860	3.03%	1,399,379	36,378	2.60%	1,038,763	25,129	2.42%
Investment securities - non-taxable (2)	247,651	7,752	3.13%	234,741	8,012	3.41%	282,780	8,674	3.07%
Federal funds sold and securities purchased under agreements to resell	189,183	2,831	1.50%	140,337	923	0.66%	150,337	316	0.21%
Interest-bearing deposits in other financial institutions	459,628	8,683	1.89%	572,829	6,114	1.07%	568,809	2,886	0.51%
Securities borrowed	1,542,539	66,914	4.34%	1,518,041	41,048	2.70%	1,523,195	29,518	1.94%
Other	74,684	6,535	8.75%	85,550	4,897	5.72%	72,965	4,129	5.66%
Interest-earning assets, gross (2)	12,268,886	580,300	4.73%	11,669,810	509,360	4.36%	10,788,808	458,407	4.25%
Allowance for loan losses	(62,681)			(59,153)			(51,925)
Interest-earning assets, net	12,206,205			11,610,657			10,736,883
Noninterest-earning assets	1,288,718			1,345,174			1,457,110
Total assets	$13,494,923			$12,955,831			$12,193,993

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,568,473	$46,002	0.83%	$5,220,359	$24,695	0.47%	$4,824,374	$15,843	0.33%
Securities loaned	1,395,947	56,733	4.06%	1,378,748	32,337	2.35%	1,428,829	22,510	1.58%
Notes payable and other borrowings	1,477,966	40,369	2.73%	1,515,874	28,376	1.87%	1,237,609	20,070	1.62%
Total interest-bearing liabilities	8,442,386	143,104	1.70%	8,114,981	85,408	1.05%	7,490,812	58,423	0.78%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,504,599			2,309,776			2,239,751
Other liabilities	617,227			634,630			665,878
Total liabilities	11,564,212			11,059,387			10,396,441
Stockholders’ equity	1,919,940			1,894,009			1,795,219
Noncontrolling interest	10,771			2,435			2,334
Total liabilities and stockholders' equity	$13,494,923			$12,955,831			$12,193,994

Net interest income (2)		$437,196			$423,952			$399,984
Net interest spread (2)			3.03%			3.31%			3.47%
Net interest margin (2)			3.56%			3.63%			3.71%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with taxable equivalent adjustments based on a 21% federal income tax rate for and a 35% federal income tax rate for 2017 and 2016. The adjustment to interest income was $0.9 million, $2.2 million and $2.4 million during 2018, 2017 and 2016, respectively.

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

On a consolidated basis, net interest income increased $14.6 million during 2018, compared with 2017, and increased $24.2 million during 2017, compared with 2016. The increase in net interest income during 2018, compared with 2017, was primarily related to improved spreads on customer balances and an increase in net interest income earned on trading securities within our broker-dealer segment, offset by a decrease in accretion of discount on loans and changes attributable to both volumes and yields within our banking segment. The increase in net interest income during 2017, compared with 2016, was primarily related to increases in the net interest earned on mortgage-backed securities and increases in the average stock borrowing balances in our broker-dealer segment and net volume and yield changes on the loan portfolio within our banking segment as a result of the changes in year-over-year accretion of discount on loans.

The provision (recovery) for loan losses is determined by management as the amount to be added to (recovered from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which relates to the banking segment, was $5.1 million, $14.3 million and $40.6 million during 2018, 2017 and 2016, respectively. During 2018, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $7.0 million and recoveries on PCI loans of $1.9 million. The provision for loan losses during 2017 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $12.5 million and charges on PCI loans of $1.8 million. The provision for loan losses during 2016 was comprised of charges relating to newly originated loans and acquired loans without credit impairment of $41.6 million, partially offset by recoveries on PCI loans of $1.0 million. As previously mentioned, the consolidated provision for loan losses during 2016 included a $24.5 million charge-off of a single large loan by the Bank.

Consolidated noninterest income decreased $182.3 million during 2018, compared with 2017, and decreased $81.9 million during 2017, compared with 2016. Consolidated noninterest income during 2017 included the previously mentioned increase to other noninterest income of $15.0 million in our banking segment and the pre-tax net increase to other noninterest income of $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger. The year-over-year changes in noninterest income, other than the previously mentioned non-recurring items, during 2018, compared with 2017, were primarily driven by decreases in noninterest income within our mortgage origination, broker-dealer and insurance segments. The decrease in noninterest income, during 2017, compared with 2016, of $81.9 million, other than the items discussed in the “Factors Affecting Results of Operations” section above, was primarily driven by decreases in noninterest income within our mortgage origination, broker-dealer and insurance segments.

Consolidated noninterest expense during 2018 decreased $76.0 million, compared with 2017, and decreased $43.2 million during 2017, compared with 2016. The decrease in noninterest expense during 2018, compared with 2017, was primarily driven by decreases in noninterest expense within our mortgage origination, broker-dealer and insurance segments, partially offset by a wire fraud loss and BORO Acquisition-related transaction expenses incurred within the banking segment during 2018, as discussed in more detail in the banking segment discussion below. The decrease in noninterest expense during 2017, compared with 2016, primarily included decreases in noninterest expense within our mortgage origination and broker-dealer segments, partially offset by an increase within our banking segment and an increase within our insurance segment due to the effects of hurricanes as well as other weather-related losses experienced during 2017. During 2017, we incurred pre-tax transaction and integration costs related to the SWS Merger of $2.1 million, compared with $13.3 million during 2016.

Consolidated income tax expense during 2018, 2017 and 2016 was $35.1 million, $110.1 million and $83.5 million, respectively, reflecting effective rates of 21.8%, 45.3% and 36.1%, respectively. The 2018 effective tax rate approximated statutory rates and included the effect of tax planning strategies in conjunction with the enactment of the Tax Legislation, offset by non-deductible expenses. In addition, a tax benefit was recognized from the portion of the indemnification reserve that was a deductible settlement amount. The effective tax rate during 2017 was higher than the statutory rate primarily due to the revaluation of deferred tax assets as a result of the estimated effects of the Tax Legislation discussed above, partially offset by the previously discussed non-taxable gain recorded in the resolution of the SWS appraisal proceedings as the SWS Merger was a tax-free reorganization. Our effective tax rate during 2016 was relatively consistent with the statutory rate but did include gross effects related to non-deductible transaction costs associated with the SWS Merger, offset by the reversal of a valuation allowance of $2.2 million previously established on a deferred tax asset associated with the SWS Merger and the recognition of excess tax benefits on share-based payment awards as a result of the adoption of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016.

Segment Results

Banking Segment

Income before income taxes in our banking segment during 2018, 2017 and 2016 was $152.4 million, $164.0 million and $130.3 million, respectively. The decrease in income before income taxes during 2018, compared with the same period in 2017, was primarily due to a decline in accretion, increases in deposit rates, the previously mentioned BORO Acquisition-related transaction expenses, a $4.5 million loss attributable to wire fraud and related expenses and the previously mentioned $15.0 million of other noninterest income recognized during 2017 related to an insurance policy for forgery. These factors that contributed to the decrease in income before income taxes were partially offset by an increase in interest income associated with increases in both rate and volume on the loan portfolio and a decrease in FNB-acquired asset-related expenses. The previously mentioned wire fraud loss and related expenses were comprised of the $4.0 million wire fraud loss and approximately $0.5 million in costs related to the incident, all of which were expensed as incurred within the banking segment. We also may incur expenses, including legal, professional services and increased insurance expenses, and claims for damages related to this incident in the future. We have not recorded an accrual for future claims as we have not concluded that such a loss is probable. We expect available insurance coverage will reduce our overall financial exposure and we continue to seek recovery of the wire fraud loss arising from this incident. We cannot currently estimate the amount of any future legal or insurance recoveries related to this loss. The increase in income before income taxes during 2017, compared with 2016, was primarily due to the inclusion of the previously mentioned increase to other noninterest income of $15.0 million during 2017 and the $24.5 million charge-off within the provision for loan losses during 2016. Income before income taxes also increased during 2017, compared with 2016, due to an increase in net interest income associated with net volume and yield changes. See “Factors Affecting Results of Operations” above for the effect of hurricanes on the banking segment’s operating results during 2017.

The ratios shown in the table below include certain key indicators of the performance and asset quality of our banking segment.

	Year Ended December 31,
	2018	2017	2016
Efficiency ratio (1)	61.93%	58.24%	58.87%
Return on average assets	1.23%	0.85%	0.94%
Net interest margin (2) (4)	4.23%	4.31%	4.65%
Net interest margin (taxable equivalent) (3) (4)	4.24%	4.33%	4.68%
Net charge-offs to average loans outstanding	0.15%	0.09%	0.62%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% for 2018 and 35% for 2017 and 2016. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. See footnote 2 to the following table for the taxable equivalent adjustments to interest income.

(4)	During 2018, 2017 and 2016, purchase accounting contributed 48 basis points, 72 basis points and 93 basis points, respectively, to net interest margin and taxable equivalent net interest margin.

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

During 2018, 2017 and 2016, purchase accounting contributed 48, 72 and 93 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 4.24%, 4.33% and 4.68%, respectively, and primarily related to the purchase accounting items associated with the Bank Transactions as detailed in the tables presented in the Consolidated Operating Results above.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2018			2017			2016
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,032,767	$342,098	5.67%	$5,695,927	$326,906	5.74%	$5,299,307	$317,695	5.99%
Subsidiary warehouse lines of credit	1,364,577	58,551	4.29%	1,436,401	54,701	3.81%	1,261,016	49,075	3.89%
Investment securities - taxable	965,937	22,451	2.32%	851,066	16,275	1.91%	714,096	13,911	1.95%
Investment securities - non-taxable (2)	110,386	3,707	3.36%	123,969	4,747	3.83%	136,141	4,998	3.67%
Federal funds sold and securities purchased under agreements to resell	1,049	16	1.54%	5,947	50	0.85%	28,297	155	0.55%
Interest-bearing deposits in other financial institutions	241,124	4,429	1.84%	316,186	3,499	1.11%	335,136	1,823	0.54%
Other	51,906	2,282	4.40%	70,123	2,412	3.44%	56,867	2,075	3.65%
Interest-earning assets, gross (2)	8,767,746	433,534	4.94%	8,499,619	408,590	4.81%	7,830,860	389,732	4.98%
Allowance for loan losses	(62,306)			(59,007)			(51,706)
Interest-earning assets, net	8,705,440			8,440,612			7,779,154
Noninterest-earning assets	906,586			947,484			1,036,910
Total assets	$9,612,026			$9,388,096			$8,816,064

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,237,014	$55,060	1.05%	$4,932,689	$33,420	0.68%	$4,523,079	$19,815	0.44%
Notes payable and other borrowings	417,534	7,000	1.68%	741,561	6,953	0.94%	675,011	3,633	0.54%
Total interest-bearing liabilities	5,654,548	62,060	1.10%	5,674,250	40,373	0.71%	5,198,090	23,448	0.45%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,492,728			2,297,390			2,255,630
Other liabilities	48,847			48,303			57,501
Total liabilities	8,196,123			8,019,943			7,511,221
Stockholders’ equity	1,415,903			1,368,153			1,304,843
Total liabilities and stockholders’ equity	$9,612,026			$9,388,096			$8,816,064

Net interest income (2)		$371,474			$368,217			$366,284
Net interest spread (2)			3.85%			4.10%			4.52%
Net interest margin (2)			4.24%			4.33%			4.68%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for 2018 and 35% for 2017 and 2016. The adjustment to interest income was $0.8 million, $1.6 million and $1.5 million during 2018, 2017 and 2016, respectively.

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

	Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$19,324	$(4,132)	$15,192	$23,649	$(14,438)	$9,211
Subsidiary warehouse lines of credit	(2,735)	6,585	3,850	6,822	(1,196)	5,626
Investment securities - taxable	2,197	3,979	6,176	2,671	(307)	2,364
Investment securities - non-taxable (2)	(520)	(520)	(1,040)	(447)	196	(251)
Federal funds sold and securities purchased under agreements to resell	(42)	8	(34)	(123)	18	(105)
Interest-bearing deposits in other financial institutions	(831)	1,761	930	(102)	1,778	1,676
Other	(627)	497	(130)	484	(147)	337
Total interest income (2)	16,766	8,178	24,944	32,954	(14,096)	18,858

Interest expense
Deposits	$2,062	$19,578	$21,640	$1,789	$11,816	$13,605
Notes payable and other borrowings	(3,038)	3,085	47	359	2,961	3,320
Total interest expense	(976)	22,663	21,687	2,148	14,777	16,925

Net interest income (2)	$17,742	$(14,485)	$3,257	$30,806	$(28,873)	$1,933

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $3.3 million during 2018, compared with 2017. Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income by $8.2 million during 2018, primarily as a result of higher yields due to increased market rates, partially offset by a decrease in accretion of discount on loans of $19.4 million. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. While we are seeing an increase in loan yields as a result of the rising interest rate environment, a portion of our loan portfolio remains at applicable rate floors, thereby causing yields on our interest-earning assets to rise more slowly than increases in market interest rates, which have also increased our borrowing costs. Absent a decline in interest rates, we believe this trend will continue until contractual rate resets allow our entire loan portfolio to reprice above applicable rate floors. Changes in the volume of interest-earning assets, primarily due to an increase in the loan portfolio, increased taxable equivalent net interest income by $16.8 million during 2018, compared with 2017. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $22.7 million during 2018, compared with 2017, due to increases in market interest rates. Short-term interest rates have risen faster than medium and longer term rates, which has reduced the favorable impact of our asset-sensitive position on net interest income. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

The banking segment’s noninterest income was $43.6 million, $59.9 million and $52.6 million during 2018, 2017 and 2016, respectively. The decrease during 2018, compared to 2017, was primarily due to the previously mentioned insurance receivable and related increase in other noninterest income of $15.0 million recorded during 2017 from coverage provided by an insurance policy for forgery related to a single, large loan previously charged off by the Bank. Other than the previously mentioned increase to other noninterest income of $15.0 million, the changes in noninterest income during 2017, compared to 2016, were primarily driven by year-over-year decreases in exchange fee income due to the impact of the Durbin amendment, which became applicable to the Bank on July 1, 2016, and intercompany financing charges.

The banking segment’s noninterest expenses were $256.6 million, $248.4 million and $244.7 million during 2018, 2017 and 2016, respectively. The increase during 2018, compared to 2017, was primarily due to the previously mentioned BORO acquisition-related transaction expenses and the wire fraud loss and related expenses of $4.5 million previously discussed, partially offset by net decreases in expenses related to previously-covered assets, other real estate owned (“OREO”) and other operating expenses. The change in noninterest expenses during 2017, compared with 2016, included increases in employees’ compensation and benefits of $1.8 million primarily due to increased benefit costs, net expenses associated with previously-covered assets of $10.4 million, repossession and foreclosure expenses of $3.2 million, as well as legal expenses associated with the Bank’s previously mentioned efforts to recover losses associated with a charged-off loan. This activity was partially offset by a year-over-year decrease of $12.5 million associated with downward valuation adjustments on a significant previously-covered OREO property recorded during 2016, as well as decreases in occupancy expenses associated with closed branches and expenses associated with organizational changes.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment was $32.6 million, $64.6 million and $39.5 million during 2018, 2017, and 2016, respectively. The decrease in income before income taxes during 2018, compared with 2017, was primarily the result of a decrease of $43.4 million in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business. This decrease in trading gains was primarily due to market volatility, competitive pricing pressures, and a decrease of 19% in the structured finance business line’s to-be-announced (“TBA”) mortgage-backed securities volume. In addition, during 2018, our broker-dealer segment experienced a decrease of $19.9 million in investment and securities advisory fees and commissions primarily earned on the underwriting of municipal bond transactions within our public banking business line and an increase of $5.1 million in other noninterest expense primarily related to the purchase and development of new software solutions. These changes were partially offset by a 107-basis point increase in the federal funds rate during 2018, which led to an increase of $3.7 million in fees earned on money market and FDIC insured bank deposits, an increase in the net interest income earned from stock lending and margin lending and a decrease in variable compensation of $27.7 million based on less robust financial results.

The change in income before income taxes during 2017, compared with 2016, was primarily the result of a specific legal reserve of $16.0 million during the fourth quarter of 2016 related to one matter that was settled in the first quarter of 2017, a decrease in pre-tax integration-related costs of $5.9 million, an increase in the federal funds rate during 2017, which led to an increase of $12.3 million in fees earned on money market and FDIC insured bank deposits, and an increase in the interest earned on mortgage-backed securities, offset by a decrease of $8.7 million in investment banking and advisory fees primarily earned on the underwriting of municipal bond transactions and the secondary trading of these and other municipal securities within our public banking and capital markets business lines.

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

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net interest income:
Securities lending	$10,181	$8,711	$7,008	$1,470	$1,703
Structured finance	10,304	9,600	3,261	704	6,339
Clearing (1)	13,038	10,728	12,290	2,310	(1,562)
Other (1)	17,355	14,696	8,613	2,659	6,083
Total net interest income	50,878	43,735	31,172	7,143	12,563
Noninterest income:
Securities commissions and fees by business line (2):
Capital markets	41,146	45,915	54,992	(4,769)	(9,077)
Retail	80,625	81,075	75,271	(450)	5,804
Clearing	35,605	34,008	27,850	1,597	6,158
Other	4,847	4,475	3,698	372	777
	162,223	165,473	161,811	(3,250)	3,662
Investment and securities advisory fees and commissions by business line:
Public banking	59,817	86,075	90,851	(26,258)	(4,776)
Capital markets	5,533	707	4,621	4,826	(3,914)
Retail	19,037	16,306	14,635	2,731	1,671
Structured finance	4,354	5,675	5,369	(1,321)	306
Clearing	1,190	1,152	515	38	637
Other	135	5	1	130	4
	90,066	109,920	115,992	(19,854)	(6,072)
Other:
Structured finance	34,957	66,233	81,352	(31,276)	(15,119)
Capital markets	12,865	24,878	20,813	(12,013)	4,065
Other	1,603	1,917	5,798	(314)	(3,881)
	49,425	93,028	107,963	(43,603)	(14,935)
Total noninterest income	301,714	368,421	385,766	(66,707)	(17,345)
Net revenue (3)	352,592	412,156	416,938	(59,564)	(4,782)
Noninterest expense (4):
Employees' compensation and benefits	218,467	250,614	252,772	(32,147)	(2,158)
Other	101,543	96,898	124,699	4,645	(27,801)
Total noninterest expense	320,010	347,512	377,471	(27,502)	(29,959)

Income before income taxes	$32,582	$64,644	$39,467	$(32,062)	$25,177

(1)	Noted balances during 2017 and 2016 include certain reclassifications to conform with current period presentation.
(2)	Securities commissions and fees includes income of $11.3 million, $9.1 million, and $3.9 million during 2018, 2017, and 2016, respectively, that is eliminated in consolidation.
(3)	Net revenue is defined as the sum of total net interest income and total noninterest income.
(4)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

The broker-dealer segment had net interest income of $50.9 million, $43.7 million and $31.2 million during 2018, 2017 and 2016, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during 2018, compared with 2017, was primarily due to improved spreads on customer balances and an increase in net interest earned on trading securities as a result of increases in market interest rates. The increase in net interest income during 2017, compared with 2016, was primarily due to an increase in the net interest earned on mortgage-backed securities and an increase in the average stock borrowing balances offset by an increase in repo interest expense and bank loans due to increased borrowing rates and daily balances.

Noninterest income was $301.7 million, $368.4 million and $385.8 million during 2018, 2017 and 2016, respectively. The decrease in noninterest income of $66.7 million during 2018, compared with 2017, was primarily due to decreases of $43.6 million in other noninterest income and $19.9 million in investment and securities advisory fees and commissions. The decrease in noninterest income of $17.3 million during 2017, compared with 2016, was primarily due to a decrease of $14.9 million in other noninterest income and a decrease of $6.1 million in investment banking and advisory fees.

Securities commissions and fees decreased $3.3 million during 2018, compared with 2017. The decrease during 2018 was primarily attributable to decreases in commissions earned by our retail and capital markets business lines related to changes made on January 1, 2018 in connection with the implementation of Accounting Standards Codification 606, Revenue from Contracts with Customers, partially offset by an increase in fees earned on money market accounts and FDIC insured bank deposits by the clearing and retail business lines resulting from the 107-basis point increase in the federal funds rate during 2018. Securities commissions and fees increased $3.7 million during 2017, compared with 2016. The increase was primarily attributable to fees earned on money market accounts and FDIC insured bank deposits by the clearing and retail businesses resulting from the 61-basis point increase in the federal funds rate during 2017. This increase was partially offset by a reduction in securities commissions and fees earned in the capital markets business on the sale of over-the-counter, municipal and mortgage backed security products.

Investment banking and advisory fees decreased $19.9 million during 2018, compared with 2017, and decreased $6.1 million in 2017, compared with 2016, primarily due to reductions in the number and the aggregate dollar amount of municipal bond transactions and the municipal finance and underwriting fees associated with those and other taxable transactions. Revenues in the public banking line of business decreased during 2017, compared with 2016, although a number of national municipal issuers elected to accelerate certain capital raising initiatives in the fourth quarter of 2017 before the enactment of the Tax Legislation. As a result, we experienced lower municipal issuance volume in 2018 compared to 2017. We expect national municipal issuance volume in 2019 to be comparable to that of 2018. Also, near the end of the second quarter of 2018, public finance banker attrition contributed to the decline in investment and securities advisory fees and commissions.

The decrease in other noninterest income during 2018, compared with 2017, was primarily the result of a $43.3 million decrease in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business primarily due to market volatility, competitive pricing pressures and a decrease of 19% in the business line’s TBA mortgage-backed securities volume. In addition, the value of investments held in the broker-dealer segment’s deferred compensation plan decreased $1.5 million during 2018 compared to 2017. These decreases were partially offset by $1.4 million in recoveries from legal settlements in 2018. The decrease in other noninterest income during 2017, compared with 2016, was primarily due to a decrease of $15.1 million in income earned from trading gains associated with the structured finance business and a decrease of $4.5 million in the value of broker-dealer segment investments held at corporate, partially offset by increases of $4.1 million in income earned from trading gains associated with the capital markets business from the sale of municipal bonds and $0.7 million in the value of investments held in the broker-dealer segment’s deferred compensation plan.

Noninterest expenses, including provision (recovery) for loan losses, were $320.0 million, $347.5 million and $377.5 million during 2018, 2017 and 2016, respectively. The decrease in noninterest expenses of $27.5 million during 2018, compared with 2017, was primarily due to a decrease in the variable compensation and benefits expense components that are based on performance, partially offset by increases in expenses related to the purchase and development of new software solutions. The decrease in noninterest expenses during 2017, compared with 2016, was primarily due to a decrease of $24.4 million in legal expenses associated with settled litigation, a decrease in pre-tax integration-related professional costs of $2.9 million and a decrease of $2.2 million in compensation and benefits expenses, which was in part a product of the integration and merger of FSC and Hilltop Securities and in part due to the decrease in the variable compensation and benefits expense components that are based on each business line’s performance.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Year Ended December 31,
	2018	2017	2016
Compensation as a % of net revenue	62.0%	60.8%	60.6%
FDIC insured program balances at the Bank (end of period)	$1,302,558	$1,301,148	$1,000,310
Other FDIC insured program balances (end of period)	$905,503	$1,093,493	$1,517,482
Customer margin balances (end of period)	$333,054	$349,794	$332,806
Customer funds on deposit, including short credits (end of period)	$394,005	$411,989	$385,104

Public banking:
Number of issues	1,111	1,561	1,747
Aggregate amount of offerings	$53,548,611	$83,907,144	$82,561,809

Capital markets:
Total volumes	$66,370,939	$65,559,604	$76,482,509
Net inventory (end of period)	$659,237	$491,370	$95,925

Retail:
Retail employee representatives (end of period)	124	120	117
Independent registered representatives (end of period)	208	218	224

Structured finance:
Lock production/TBA volume	$4,829,687	$5,938,788	$6,088,319

Clearing:
Total tickets	1,661,535	1,325,760	1,669,856
Correspondents (end of period)	152	162	175

Securities lending:
Interest-earning assets - stock borrowed (end of period)	$1,365,547	$1,386,821	$1,436,069
Interest-bearing liabilities - stock loaned (end of period)	$1,186,073	$1,215,093	$1,283,676

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during 2018, 2017 and 2016 was $12.9 million, $49.6 million and $77.8 million, respectively. The year-over-year decrease in income before income taxes during 2018, compared with 2017, was primarily due to a decrease in noninterest income, partially offset by a decrease in noninterest expense and an increase in net interest income. The decrease in income before income taxes during 2017, compared with 2016, was primarily due to a decrease in noninterest income, partially offset by decreases in noninterest expense and net interest expense. Net interest income of $1.5 million during 2018 was comprised of interest income earned on loans held for sale, partially offset by interest incurred on warehouse lines of credit held with the Bank and related intercompany financing costs. The improvement in net interest income during 2018, compared with 2017, included the effects of improved net yields on mortgage loans held for sale. Net interest expense of $0.9 million and $11.6 million during 2017 and 2016, respectively, was primarily comprised of interest incurred on a warehouse line of credit held with the Bank and related intercompany financing costs, partially offset by interest income earned on loans held for sale. The improvement in net interest expense during 2017, compared with 2016 included the effects of increased average hold periods and improved net yields on mortgage loans held for sale.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. As average mortgage interest rates have increased each year between 2016 and 2018, refinancing volume as a percentage of total origination volume has continued to decrease, as noted in the table below. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. We do not anticipate additional increases in mortgage interest rates will significantly impact the percentage mix of refinancing and purchase volumes relative to total loan origination volume in 2019.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business relationships (“ABAs”). For 2018, funded loan volume through ABAs was approximately 6% of the mortgage origination segment’s total loan volume. As of December 31, 2018, PrimeLending owned a 51% membership interest in five ABAs. We expect production within the ABA channel to increase to approximately 10% of the total loan volume of the mortgage origination segment during 2019.

The following table provides certain details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Year Ended December 31,
	2018		2017		2016
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Mortgage Loan Originations - units	57,186		62,058		66,881

Mortgage Loan Originations - volume	$13,692,484		$14,457,913		$15,460,213

Mortgage Loan Originations:
Conventional	$8,262,800	60.34%	$8,666,935	59.95%	$9,897,230	64.02%
Government	3,413,300	24.93%	3,440,264	23.80%	3,595,219	23.25%
Jumbo	1,181,353	8.63%	1,415,682	9.79%	1,312,800	8.49%
Other	835,031	6.10%	935,032	6.46%	654,964	4.24%
	$13,692,484	100.00%	$14,457,913	100.00%	$15,460,213	100.00%

Home purchases	$11,798,804	86.17%	$11,974,571	82.82%	$11,276,378	72.94%
Refinancings	1,893,680	13.83%	2,483,342	17.18%	4,183,835	27.06%
	$13,692,484	100.00%	$14,457,913	100.00%	$15,460,213	100.00%

Texas	$2,594,585	18.95%	$3,129,008	21.64%	$3,352,469	21.69%
California	1,511,931	11.04%	1,846,172	12.77%	2,235,915	14.46%
Florida	1,026,157	7.49%	853,727	5.90%	797,578	5.16%
Ohio	588,199	4.30%	634,142	4.39%	637,435	4.12%
Arizona	567,202	4.14%	554,463	3.84%	527,055	3.41%
Washington	520,543	3.80%	465,501	3.22%	538,857	3.49%
South Carolina	474,844	3.47%	472,935	3.27%	446,221	2.89%
Missouri	454,517	3.32%	448,565	3.10%	441,125	2.85%
North Carolina	413,686	3.02%	440,456	3.05%	512,087	3.31%
Maryland	403,086	2.94%	430,668	2.98%	521,686	3.37%
All other states	5,137,734	37.53%	5,182,276	35.84%	5,449,785	35.25%
	$13,692,484	100.00%	$14,457,913	100.00%	$15,460,213	100.00%

Mortgage Loan Sales - volume	$13,735,885		$14,454,260		$15,155,340

Refinancing volume decreased to $1.9 billion during 2018 from $2.5 billion during 2017 (representing 13.8% and 17.2%, respectively, of total loan origination volume), while home purchases volume decreased 1.5% to $11.8 billion during 2018 from $12.0 billion during 2017. Refinancing volume decreased to $2.5 billion from $4.2 billion during 2017, compared with 2016 (representing 17.2% and 27.1%, respectively, of total loan origination volume), while home purchases volume increased 6.2% to $12.0 billion during 2017, from $11.3 billion during 2016.

The mortgage origination segment’s total loan origination volume during 2018 decreased 5.3%, compared with 2017, while income before income taxes during 2018 decreased 74.0%, compared with 2017. The decrease in income before income taxes during 2018 was primarily due to a decrease in net gains from sale of loans, in addition to a decrease in the change in net fair value of interest rate lock commitments (“IRLCs”) and loans held for sale. These changes were partially offset by decreases in compensation that varies with the volume of mortgage loan originations (“variable compensation”), segment operating costs and lender paid closing costs, and an increase in mortgage loan origination fees earned. The mortgage origination segment’s total loan origination volume decreased 6.5% between 2017 and 2016, while income before income taxes during 2017 decreased 36.3%, compared with 2016. The decrease in income before income taxes during 2017 was primarily due to a decrease in net gains from sale of loans, in addition to a decrease in the change in net fair value IRLCs and loans held for sale. These changes were partially offset by decreases in variable compensation, net interest expense, and lender paid closing costs.

Noninterest income was $551.9 million, $632.4 million and $704.1 million during 2018, 2017 and 2016, respectively, and was comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net gains from sale of loans	$450,515	$536,007	$577,003	$(85,492)	$(40,996)
Mortgage loan origination fees and other related income	104,463	94,244	96,267	10,219	(2,023)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(20,608)	(14,451)	13,357	(6,157)	(27,808)
Mortgage servicing rights asset	(5,856)	(4,132)	(6,277)	(1,724)	2,145
Servicing fees	23,346	20,720	23,776	2,626	(3,056)
Total noninterest income	$551,860	$632,388	$704,126	$(80,528)	$(71,738)

Net gains from sale of loans decreased 15.9% during 2018, compared with 2017, while mortgage loan origination fees and other related income increased 10.8% during 2018, compared with 2017. Net gains from sale of loans and mortgage loan origination fees and other related income decreased 7.1% and 2.1% during 2017, respectively, compared with 2016. The decrease in net gains from sale of loans during 2018, compared with 2017, was primarily a result of a decrease in average loan sales margin, in addition to a decrease in total loan sales volume of 5.0% during 2018, compared with 2017. The decrease in average loan sales margin was primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume. The increase in mortgage loan origination fees and other related income was primarily the result of increases in average mortgage loan origination fees, partially offset by a 5.3% decrease in total loan origination volume during 2018, compared with 2017. The decrease in net gains from sale of loans during 2017, compared with 2016, was primarily the result of a 4.6% decrease in total loan sales volume in addition to a decrease in average loan sales margin during the same periods. The decrease in mortgage loan origination fees and other related income was primarily the result of a 6.5% decrease in total loan origination volume during 2017, compared with 2016, partially offset by an increase in average mortgage loan origination fees during the same periods, with the reasons for the decreases being largely consistent with those between 2018 and 2017 explained above.

Noninterest income included decreases of $20.6 million and $14.5 million during 2018 and 2017, respectively, and an increase of $13.4 million during 2016, in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and loans held for sale. The decreases during 2018 and 2017 were the result of decreases in the average value and the total volume of individual IRLCs and loans at the end of these periods. The increase during 2016 was primarily the result of an increase in the volume and average value of IRLCs and loans held for sale at the end of the period.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During 2018, 2017 and 2016, the mortgage origination segment retained servicing on approximately 13%, 11% and 16% of loans sold, respectively. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $67.9 million on $5.3 billion of serviced loan volume at December 31, 2018, compared with a value of $55.8 million on $4.9 billion of serviced loan volume at December 31, 2017. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including various combinations of U.S. Treasury bond futures and options, Eurodollar futures and forward commitments to sell mortgage-backed securities, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $5.9 million, $4.1 million and $6.3 million during 2018, 2017 and 2016, respectively. Additionally, net servicing income was $10.9 million, $8.6 million and $10.2 million during 2018, 2017 and 2016, respectively. In May 2018, March 2017 and May 2016, the mortgage origination segment sold MSR assets of $9.3 million, $17.5 million and $7.6 million, respectively, which represented $834.3 million, $1.7 billion and $917.4 million, respectively, of its serviced loan volume at the time.

Noninterest expense was $540.5 million, $581.9 million and $614.7 million during 2018, 2017 and 2016, respectively, and was comprised of the following (in thousands). Reclassifications of $7.7 million and $6.2 million from variable compensation to segment operating costs were made to the amounts presented below for 2017 and 2016, respectively, to conform with the current period presentation.

	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Variable compensation	$216,038	$236,676	$260,173	$(20,638)	$(23,497)
Segment operating costs	291,723	307,110	305,933	(15,387)	1,177
Lender paid closing costs	20,294	26,031	35,061	(5,737)	(9,030)
Servicing expense	12,419	12,082	13,574	337	(1,492)
Total noninterest expense	$540,474	$581,899	$614,741	$(41,425)	$(32,842)

During the third quarter of 2018, PrimeLending committed to close certain underperforming branches, while at the same time reducing its fulfillment and corporate support staff. The purpose of this initiative is to better align resources and lower PrimeLending’s cost structure. Lease exit and severance costs incurred as a result of this initiative were $0.8 million during 2018, which are included in segment operating costs in the table above. Costs under this initiative are expected to total up to $1.3 million. We expect to realize cost savings as a result of this initiative of approximately $1.0 million per month beginning in 2019.

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Variable compensation decreased $20.6 million during 2018, compared with 2017, and comprised 55.5% and 57.4% of the total employees’ compensation and benefits expenses during 2018 and 2017, respectively. Variable compensation decreased $23.5 million during 2017, compared with 2016, and comprised 59.7% of the total employees’ compensation and benefits expenses during 2016. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to decreases in loan origination volume each year, a decrease in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria contributed to the decreases in variable compensation between 2018 and 2017 and between 2017 and 2016.

While total loan origination volumes decreased 5.3% during 2018, compared with 2017, the mortgage origination segment’s operating costs decreased 5.0%. The decrease in segment operating costs during 2018, compared to 2017, was primarily due decreases in administrative, non-variable compensation and related benefits, and loan origination costs, in addition to a decrease in indemnification liability reserve expense. These decreases were partially offset by increases in professional fees associated with software development projects and software license and maintenance expense. The decrease in non-variable compensation and benefits during 2018, compared to 2017, was due to reductions in loan processing, loan fulfillment, and corporate headcount primarily resulting from PrimeLending’s cost reduction plan initiated during the third quarter of 2018.

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

Between January 1, 2009 and December 31, 2018, the mortgage origination segment sold mortgage loans totaling $113.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2008, it does not anticipate experiencing significant losses in the future on loans originated prior to 2008 because of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2009 and December 31, 2018 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$216,239	0.19%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	222,189	0.20%	11,732	0.01%
	$438,428	0.39%	$11,732	0.01%

(1)	Losses incurred include refunded purchased servicing rights.

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

At December 31, 2018 and 2017, the mortgage origination segment’s total indemnification liability reserve totaled $10.7 million and $23.5 million, respectively. The related provision for indemnification losses was $3.2 million, $4.0 million, and $4.6 million during 2018, 2017 and 2016, respectively.

On October 23, 2018, PrimeLending entered into a Settlement Agreement and an Indemnification Agreement with the DOJ and HUD, respectively. These agreements provide for payments of $13.5 million, in the aggregate, to the DOJ and HUD. In exchange for these payments, each of the DOJ and HUD released any civil claims they may have related to certain loans originated by PrimeLending. The payments were made to the DOJ and HUD during the fourth quarter of 2018, and the indemnification liability related to this matter was released, which represents the majority of the decrease in the indemnification liability reserve between December 31, 2018 and 2017. The mortgage origination segment’s operating results or financial condition will not be impacted by this matter in future periods.

Insurance Segment

Income (losses) before income taxes in our insurance segment were $5.7 million during 2018, compared with ($4.1) million and $21.4 million during 2017 and 2016, respectively. The improvement in income (losses) before income taxes during 2018, compared with 2017, was primarily driven by a decrease in loss and LAE due to fewer weather-related events, partially offset by a decline in net insurance premiums earned. The total estimated loss and LAE incurred associated with Hurricane Michael, which occurred during the fourth quarter of 2018, was $6.2 million at December 31, 2018. However, the significance of Hurricane Harvey and other non-catastrophic weather-related losses that occurred during 2017 are the primary drivers of the reduction in loss and LAE during 2018, compared to 2017. The year-over-year changes during 2017, compared with 2016, were primarily driven by a decline in net insurance premiums earned, loss and LAE effects of Hurricane Harvey, and other non-catastrophic weather-related losses experienced during 2017.

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

The following table sets forth our total gross written premiums by state for the periods shown (dollars in thousands).

	Year Ended December 31,
	2018		2017		2016
	Gross Written	% of	Gross Written	% of	Gross Written	% of
	Premiums	Total	Premiums	Total	Premiums	Total
Texas	$97,266	68.2%	$102,629	68.8%	$115,108	70.1%
Arizona	16,278	11.4%	16,389	11.0%	16,714	10.2%
Tennessee	9,924	7.0%	9,201	6.2%	9,823	6.0%
Oklahoma	8,175	5.7%	8,853	5.9%	10,258	6.2%
Georgia	4,557	3.2%	5,070	3.4%	5,434	3.3%
All other states	6,328	4.5%	7,098	4.7%	6,971	4.2%
Total	$142,528	100.0%	$149,240	100.0%	$164,308	100.0%

The changes experienced in operating results between periods were primarily a result of changes in claims loss experience associated with the general severity of non-catastrophic and severe weather-related events, and declines in net insurance premiums written and earned. Based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2018 totaled $26.1 million through December 31, 2018, with a net loss, after reinsurance, of $24.4 million during 2018. During 2017, and based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2017 totaled $38.1 million through December 31, 2017, with a net loss, after reinsurance, of $33.5 million during 2017. During 2016, and based on our estimates of the ultimate losses, claims associated with severe weather-related events totaled $44.0 million through December 31, 2016, with a net loss, after reinsurance, of $34.0 million during 2016.

The insurance segment’s operations resulted in a combined ratio of 97.0% during 2018, compared with 106.5% and 90.9% during 2017 and 2016, respectively. The decrease in the combined ratio during 2018, compared with 2017, was primarily driven by decreases in the loss and LAE ratio due to fewer weather-related events. The increase in the combined ratio during 2017, compared with 2016, included increases in the loss and LAE ratio and the underwriting expense ratio as previously discussed. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $142.6 million, $151.4 million and $164.8 million during 2018, 2017 and 2016, respectively, included net insurance premiums earned of $136.8 million, $142.3 million and $155.5 million, respectively. The decreases in net insurance premiums earned during 2018 and 2017, compared with 2017 and 2016, respectively, were primarily due to the effect of decreases in direct insurance premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Direct Insurance Premiums Written:
Homeowners	$50,689	$54,706	$64,816	$(4,017)	$(10,110)
Fire	40,544	42,414	46,792	(1,870)	(4,378)
Mobile Home	36,288	36,925	37,953	(637)	(1,028)
Commercial	1,969	2,884	3,225	(915)	(341)
Other	121	162	184	(41)	(22)
	$129,611	$137,091	$152,970	$(7,480)	$(15,879)

The total direct insurance premiums written for our three largest insurance product lines decreased by $6.5 million during 2018, compared with 2017, and $15.5 million during 2017, compared with 2016. These continued decreases were due to increased competition, rationalization of product offerings and continued review of geographic concentrations. In the fourth quarter of 2018, in connection with a strategic initiative to focus on our insurance segment’s key markets, we discontinued writing new insurance policies in five non-core states. Approximately 3% of total net insurance premiums earned during 2018 were from these five non-core states. As our insurance policies are generally in effect for one year, we anticipate that the full impact of this initiative on premiums earned will be complete by the end of 2019.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net Insurance Premiums Earned:
Homeowners	$53,482	$56,784	$65,907	$(3,302)	$(9,123)
Fire	42,777	44,025	47,580	(1,248)	(3,555)
Mobile Home	38,287	38,328	38,592	(41)	(264)
Commercial	2,077	2,993	3,279	(916)	(286)
Other	128	168	187	(40)	(19)
	$136,751	$142,298	$155,545	$(5,547)	$(13,247)

Net insurance premiums earned during 2018 and 2017 decreased, compared to 2017 and 2016, respectively, primarily due to the decreases in direct insurance premiums written noted above.

Noninterest expenses of $139.9 million, $158.4 million and $146.6 million during 2018, 2017 and 2016, respectively, included both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during 2018 was $79.3 million, compared to $94.7 million and $89.2 million during 2017 and 2016, respectively, resulting in loss and LAE ratios during 2018, 2017 and 2016 of 58.0%, 66.6% and 57.4%, respectively. The decrease in the loss and LAE ratio during 2018, compared with 2017, was primarily driven by a 16.2% decrease in loss and LAE expense and a decrease in net insurance premiums earned of 3.9%. The increase in the loss and LAE ratio during 2017, compared with 2016, was primarily driven by a 6.1% increase in loss and LAE expense attributable to non-catastrophic weather-related losses as well as Hurricane Harvey, and a decrease in net insurance premiums earned of 8.5%. The actual loss related to Hurricanes Harvey and Irma, excluding reinstatement premiums, was $4.4 million after reinsurance.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Amortization of deferred policy acquisition costs	$34,683	$36,549	$38,502	$(1,866)	$(1,953)
Other underwriting expenses	22,698	23,930	16,998	(1,232)	6,932
Total	57,381	60,479	55,500	(3,098)	4,979
Agency expenses	(4,036)	(3,745)	(3,460)	(291)	(285)
Total less agency expenses	$53,345	$56,734	$52,040	$(3,389)	$4,694
Net insurance premiums earned	$136,751	$142,298	$155,545	$(5,547)	$(13,247)
Expense ratio	39.0%	39.9%	33.5%	(0.9)%	6.4%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC, formerly known as PlainsCapital Equity, LLC.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned was $3.1 million, $0.3 million and $0.4 million during 2018, 2017 and 2016, respectively. Investment and interest income during 2018 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes that were contributed to Hilltop by Securities Holdings during the third quarter of 2018.

As a result of previously disclosed strategic leadership and organizational changes, certain interest expenses, headcount and related noninterest expenses of PCC, which were previously allocated to the banking and mortgage origination segments, are included within corporate effective January 1, 2017.

Interest expense was $12.3 million, $10.4 million and $7.6 million during 2018, 2017 and 2016, respectively. Interest expense during 2018 and 2017 was primarily associated with recurring annual interest expense of $7.6 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). Additionally, we incurred interest expense of $3.7 million and $3.0 million during 2018 and 2017, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”). Interest expense on the Debentures was included within corporate during 2018 and 2017 as a result of the organizational changes noted above. During 2016, interest expense on the Debentures of $2.7 million was reported within our operating segments.

Noninterest income was $4.9 million, $12.8 million during 2018 and 2017, respectively, and was nominal during 2016. Noninterest income during 2018 primarily included a $5.3 million pre-tax gain on the sale of a merchant bank investment, partially offset by a $2.5 million charge on a legacy merchant bank equity investment as a result of our periodic fair value assessment, as well as activity related to the Hilltop Plaza investment. Noninterest income during 2017 was primarily comprised of the previously mentioned pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger. Noninterest income during 2016 was nominal.

Noninterest expenses of $36.6 million, $34.0 million and $29.9 million during 2018, 2017 and 2016, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During 2018, compared with 2017, the $2.6 million increase in noninterest expenses primarily included a $1.0 million increase in salary and benefits and a $2.5 million increase in occupancy expenses due to increased corporate headcount and a $0.7 million increase related to ongoing technology enhancements, partially offset by a $2.1 million decrease in transaction costs associated with the SWS Merger. During 2017, compared with 2016, the $4.1 million increase in noninterest expenses primarily included a $3.7 million increase associated with the organizational changes noted above related to employees’ compensation and benefits costs, a $4.0 million increase in professional fees, and a $3.0 million increase in occupancy and equipment expenses, partially offset by a decrease of $5.3 million in transaction-related costs directly attributable to the SWS Merger. Specifically, during 2017, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $2.1 million, compared with $7.4 million during 2016.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2018 as compared to December 31, 2017 and December 31, 2016.

Securities Portfolio

At December 31, 2018, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2018	2017	2016
Trading securities, at fair value
U.S. Treasury securities	$7,945	$—	$5,940
U.S. government agencies:
Bonds	1,494	52,078	36,303
Residential mortgage-backed securities	309,455	372,817	2,539
Commercial mortgage-backed securities	4,239	6,125	15,171
Collateralized mortgage obligations	206,813	5,122	5,607
Corporate debt securities	59,293	96,182	60,699
States and political subdivisions	126,748	170,413	89,946
Unit investment trusts	19,913	22,612	41,409
Private-label securitized product	5,680	1,631	4,292
Other	3,886	3,705	3,628
	745,466	730,685	265,534
Securities available for sale, at fair value
U.S. Treasury securities	11,538	24,669	31,801
U.S. government agencies:
Bonds	85,611	96,640	122,652
Residential mortgage-backed securities	385,074	243,505	133,138
Commercial mortgage-backed securities	11,772	12,023	8,715
Collateralized mortgage obligations	276,399	233,812	114,702
Corporate debt securities	53,302	68,662	79,129
States and political subdivisions	51,962	65,008	87,515
Commercial mortgage-backed securities	—	—	515
	875,658	744,319	578,167
Securities held to maturity, at amortized cost
U.S. Treasury securities	9,903	—	—
U.S. government agencies:
Bonds	39,018	39,015	40,513
Residential mortgage-backed securities	21,903	16,130	19,606
Commercial mortgage-backed securities	87,065	71,373	31,767
Collateralized mortgage obligations	142,474	173,928	217,954
States and political subdivisions	50,649	55,403	41,991
	351,012	355,849	351,831

Equity securities, at fair value	19,679	21,241	19,840

Total securities portfolio	$1,991,815	$1,852,094	$1,215,372

We had net unrealized losses of $11.1 million and $3.9 million December 31, 2018 and December 31, 2017, respectively, and a net unrealized gain of $1.1 million at December 31, 2016, related to the available for sale investment portfolio. We had net unrealized losses associated with the securities held to maturity portfolio of $9.9 million, $5.9 million and $6.7 million at December 31, 2018, December 31, 2017 and December 31, 2016, respectively. We had net unrealized losses of $0.9 million at December 31, 2018, and net unrealized gains of $1.6 million and $0.9 million at December 31, 2017 and December 31, 2016, respectively, related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, to minimize credit risk, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities. At December 31, 2018, the banking segment’s securities portfolio of $1.1 billion was comprised of trading securities of $4.6 million, available for sale securities of $775.0 million, held to maturity securities of $351.0 million and equity securities of $0.1 million, in addition to $13.9 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $740.9 million at December 31, 2018. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $81.7 million at December 31, 2018.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2018, the insurance segment’s securities portfolio was comprised of $100.6 million in available for sale securities, $19.5 million of equity securities and $5.9 million of other investments included in other assets within the consolidated balance sheet.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2018. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$11,604	$9,851	$—	$—	$21,455
Fair value	$11,595	$9,849	$—	$—	$21,444
Weighted average yield	2.42%	2.34%	—%	—	2.38%
U.S. government agencies:
Bonds:
Amortized cost	$34,777	$63,743	$10,990	$15,000	$124,510
Fair value	$34,690	$63,006	$11,043	$14,412	$123,151
Weighted average yield	2.29%	2.39%	3.03%	1.99%	2.37%
Residential mortgage-backed securities:
Amortized cost	$—	$88	$46,088	$367,155	$413,331
Fair value	$—	$91	$45,529	$361,094	$406,714
Weighted average yield	—%	4.42%	2.57%	2.60%	2.60%
Commercial mortgage-backed securities:
Amortized cost	$—	$7,175	$83,436	$8,157	$98,768
Fair value	$—	$6,851	$82,774	$8,020	$97,645
Weighted average yield	—	1.81%	2.83%	3.11%	2.78%
Collateralized mortgage obligations:
Amortized cost	$—	$7,370	$18,610	$397,944	$423,924
Fair value	$—	$7,243	$18,080	$388,549	$413,872
Weighted average yield	—%	2.67%	1.96%	2.43%	2.41%
Corporate debt securities:
Amortized cost	$5,944	$34,208	$12,542	$919	$53,613
Fair value	$5,911	$34,242	$12,249	$900	$53,302
Weighted average yield	2.29%	3.32%	3.51%	6.24%	3.30%
States and political subdivisions:
Amortized cost	$1,142	$6,574	$23,180	$71,312	$102,208
Fair value	$1,141	$6,583	$23,027	$69,902	$100,653
Weighted average yield	2.20%	2.90%	3.15%	3.64%	3.46%
Total securities portfolio:
Amortized cost	$53,467	$129,009	$194,846	$860,487	$1,237,809
Fair value	$53,337	$127,865	$192,702	$842,877	$1,216,781
Weighted average yield	2.31%	2.65%	2.78%	2.61%	2.62%

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment and segregated between those considered to be PCI loans and all other originated or acquired loans (in thousands). PCI loans showed evidence of credit deterioration on the date of acquisition that made it probable that all contractually required principal and interest payments would not be collected.

As previously discussed, the loans acquired in the FNB Transaction were previously subject to loss-share agreements with the FDIC. At the close of business on September 30, 2018, the loss-share agreements for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements have been resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” Loans that were previously covered by the FDIC loss-share agreements are included in the “covered” portfolio segment in the tables below as of December 31, 2017, 2016, 2015 and 2014. The majority of the loans previously covered by the FDIC loss-share agreements were commercial real estate and 1-4 family residential loans.

	Loans, excluding	PCI	Total Loans Held
December 31, 2018	PCI Loans	Loans	for Investment
Commercial real estate	$2,912,407	$27,713	$2,940,120
Commercial and industrial	1,501,892	6,559	1,508,451
Construction and land development	932,445	464	932,909
1-4 family residential	620,936	58,327	679,263
Mortgage warehouse	243,806	—	243,806
Consumer	47,537	9	47,546
Broker-dealer	578,363	—	578,363
Loans held for investment, gross	6,837,386	93,072	6,930,458
Allowance for loan losses	(56,594)	(2,892)	(59,486)
Loans held for investment, net of allowance	$6,780,792	$90,180	$6,870,972

	Loans, excluding	PCI	Total Loans Held
December 31, 2017	PCI Loans	Loans	for Investment
Commercial real estate	$2,557,008	$25,159	$2,582,167
Commercial and industrial	1,345,319	6,099	1,351,418
Construction and land development	961,167	1,438	962,605
1-4 family residential	424,976	4,381	429,357
Mortgage warehouse	329,787	—	329,787
Consumer	40,319	127	40,446
Broker-dealer	577,889	—	577,889
Covered	95,016	87,113	182,129
Loans held for investment, gross	6,331,481	124,317	6,455,798
Allowance for loan losses	(58,951)	(4,735)	(63,686)
Loans held for investment, net of allowance	$6,272,530	$119,582	$6,392,112

	Loans, excluding	PCI	Total Loans Held
December 31, 2016	PCI Loans	Loans	for Investment
Commercial real estate	$2,308,867	$34,080	$2,342,947
Commercial and industrial	1,687,781	8,672	1,696,453
Construction and land development	783,383	3,467	786,850
1-4 family residential	323,776	4,919	328,695
Mortgage warehouse	145,125	—	145,125
Consumer	41,058	294	41,352
Broker-dealer	502,077	—	502,077
Covered	122,373	133,754	256,127
Loans held for investment, gross	5,914,440	185,186	6,099,626
Allowance for loan losses	(51,158)	(3,441)	(54,599)
Loans held for investment, net of allowance	$5,863,282	$181,745	$6,045,027

	Loans, excluding	PCI	Total Loans Held
December 31, 2015	PCI Loans	Loans	for Investment
Commercial real estate	$1,808,857	$46,780	$1,855,637
Commercial and industrial	1,539,455	13,350	1,552,805
Construction and land development	700,206	5,150	705,356
1-4 family residential	316,737	5,995	322,732
Mortgage warehouse	134,870	—	134,870
Consumer	44,893	779	45,672
Broker-dealer	590,545	—	590,545
Covered	158,320	221,974	380,294
Loans held for investment, gross	5,293,883	294,028	5,587,911
Allowance for loan losses	(40,961)	(5,986)	(46,947)
Loans held for investment, net of allowance	$5,252,922	$288,042	$5,540,964

	Loans, excluding	PCI	Total Loans Held
December 31, 2014	PCI Loans	Loans	for Investment
Commercial real estate	$1,279,631	$22,341	$1,301,972
Commercial and industrial	1,366,984	13,442	1,380,426
Construction and land development	404,465	9,178	413,643
1-4 family residential	241,165	1,810	242,975
Mortgage warehouse	149,888	—	149,888
Consumer	51,009	2,138	53,147
Broker-dealer	378,425	—	378,425
Covered	207,252	435,388	642,640
Loans held for investment, gross	4,078,819	484,297	4,563,116
Allowance for loan losses	(31,799)	(9,853)	(41,652)
Loans held for investment, net of allowance	$4,047,020	$474,444	$4,521,464

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for loan losses, were $7.5 billion, $7.2 billion and $6.9 billion at December 31, 2018, 2017 and 2016, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $2.3 billion, of which $1.2 billion, $1.5 billion and $1.6 billion was drawn at December 31, 2018, 2017 and 2016, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At December 31, 2018, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, construction and land development loans, and non-construction residential real estate loans, which represented 46.3%, 14.7% and 10.7%, respectively, of the banking segment’s total loans held for investment at December 31, 2018. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2018.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for loan losses, were $578.2 million, $577.5 million and $501.9 million at December 31, 2018, 2017 and 2016, respectively. The increase during 2018, compared to 2017, was primarily attributable to increases of $17.2 million in receivables from clients, offset by decreases of $16.7 million in borrowings on margin accounts. The increase during 2017, compared to 2016, was primarily attributable to increases of $17.0 million in borrowings in margin accounts and $58.8 million in receivables from clients.

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

	December 31,
	2018	2017	2016
Loans held for sale:
Unpaid principal balance	$1,213,068	$1,528,834	$1,706,383
Fair value adjustment	44,707	52,770	42,115
	$1,257,775	$1,581,604	$1,748,498
IRLCs:
Unpaid principal balance	$677,267	$850,850	$944,550
Fair value adjustment	17,421	18,851	23,269
	$694,688	$869,701	$967,819

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2018, 2017 and 2016 were $1.4 billion, $2.0 billion and $2.1 billion, respectively, while the related estimated fair values were ($11.6) million, ($0.2) million and $8.5 million, respectively.

Termination of FDIC Loss-Share Agreements

At the close of business on September 30, 2018, the loss-share agreement for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements for single family residential assets and commercial assets were terminated.

As of September 30, 2018, loans acquired in the FNB Transaction that were subject to loss-share agreements with the FDIC were referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements through October 17, 2018, the FDIC had agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses were defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets through September 30, 2018, the amount of subsequent recoveries that were reimbursable to the FDIC for a particular asset was limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There was no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets were originally in effect for approximately five years and ten years, respectively, and the loss recovery provisions to the FDIC were in effect for eight years and ten years, respectively, from the Bank Closing Date. As part of the loss-share agreements, the Bank was subject to annual FDIC compliance audits. In accordance with the loss-share agreements, the Bank may have been required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements were less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment was calculated using a defined formula set forth in the P&A Agreement. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements terminated in exchange for the payment by the FDIC to the Bank of $6.26 million. These funds were received on October 19, 2018. Pursuant to the Termination Agreement, all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements, including, among others, the true-up provisions and the settlement of loss-share and expense reimbursement claims, have been resolved and terminated. In October 2018, in conjunction with the receipt of the $6.26 million payment noted above, the FDIC Indemnification Asset of $22.8 million and the FDIC true-up accrual of $16.6 million were removed with no further impact to the Company’s consolidated statements of operations. As previously discussed, all loans that were previously identified as “covered” are included in loans held for investment within the consolidated balance sheets as of December 31, 2018.

Loan Portfolio Maturities

The following table provides information regarding the maturities of the banking segment’s real estate and commercial and industrial loans held for investment, net of unearned income (in thousands).

	December 31, 2018
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Real estate	$1,089,789	$2,143,778	$1,321,189	$4,554,756
Commercial and industrial	2,273,586	484,439	187,748	2,945,773
Total	$3,363,375	$2,628,217	$1,508,937	$7,500,529

Fixed rate loans	$1,475,952	$2,365,819	$1,400,762	$5,242,533
Floating rate loans	1,887,423	262,398	108,175	2,257,996
Total	$3,363,375	$2,628,217	$1,508,937	$7,500,529

In the table above, real estate includes commercial real estate, construction and land development and 1-4 family residential loans. Commercial and industrial includes mortgage warehouse loans. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in our existing loan portfolio. Management has responsibility for determining the level of the allowance for loan losses, subject to review by the Loan Review Committee of the Bank’s board of directors.

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

Changes in the volume and severity of past due, non-accrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. Classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. The magnitude of the impact of these factors on our qualitative assessment of the allowance for loan loss changes from quarter to quarter.

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

In connection with the Bank Transactions, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the Bank Transactions are accounted for either on an individual loan basis or in pools. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of similar risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The similar risk characteristics used for the pooling of certain PCI loans are risk grade and loan collateral type. The loans acquired in the Bank Transactions were initially recorded at fair value with no carryover of any allowance for loan losses. The balance of the aggregate discount on our loans was $99.8 million and $120.7 million at December 31, 2018 and 2017, respectively.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $5.1 million, $14.3 million and $40.6 million during 2018, 2017 and 2016, respectively. The significant changes in the provision for loan losses during 2018, compared with 2017, were primarily the result of improved economic outlook in the oil and gas industry which affected the qualitative factors used to calculate the provision for loan losses as well as lower loan growth. The significant changes in the provision for loan losses during 2017, compared with 2016, were primarily the result of the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016.

The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing loan portfolio at December 31, 2018, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Year Ended December 31,
Loans Held for Investment	2018	2017	2016	2015	2014
Balance, beginning of year	$63,686	$54,599	$46,947	$41,652	$34,302
Provision for loan losses	5,088	14,271	40,620	12,715	16,933
Recoveries of loans previously charged off:
Commercial real estate	—	24	51	406	70
Commercial and industrial	4,273	1,833	1,931	3,558	2,943
Construction and land development	6	7	—	—	185
1-4 family residential	146	201	344	114	148
Mortgage warehouse	—	—	—	—	—
Consumer	64	79	123	127	105
Broker-dealer	—	—	—	123	1
Covered	—	22	121	342	—
Total recoveries	4,489	2,166	2,570	4,670	3,452
Loans charged off:
Commercial real estate	800	193	1,243	79	—
Commercial and industrial	12,741	6,253	33,776	7,144	6,926
Construction and land development	—	13	—	—	—
1-4 family residential	143	112	196	526	114
Mortgage warehouse	—	—	—	—	—
Consumer	93	208	203	378	359
Broker-dealer	—	—	1	—	—
Covered	—	571	119	3,963	5,636
Total charge-offs	13,777	7,350	35,538	12,090	13,035
Net charge-offs	(9,288)	(5,184)	(32,968)	(7,420)	(9,583)
Balance, end of year	$59,486	$63,686	$54,599	$46,947	$41,652
Allowance for loan losses as a percentage of gross loans held for investment	0.86%	0.99%	0.90%	0.84%	0.91%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the tables below (dollars in thousands).

	December 31,
	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial real estate	$27,100	42.42%	$26,413	40.00%	$22,262	38.41%	$15,669	33.21%	$6,815	28.53%
Commercial and industrial	21,980	21.77%	23,674	20.93%	21,369	27.81%	19,845	27.79%	18,833	30.25%
Construction and land development	6,061	13.46%	7,844	14.91%	7,002	12.90%	6,064	12.62%	6,450	9.06%
1-4 family residential	3,956	9.80%	2,362	6.65%	2,974	5.39%	3,314	5.78%	4,316	5.32%
Mortgage warehouse	—	3.52%	—	5.11%	—	2.38%	—	2.41%	—	3.28%
Consumer	267	0.69%	311	0.63%	424	0.68%	314	0.82%	461	1.16%
Broker-dealer	122	8.34%	353	8.95%	155	8.23%	209	10.57%	166	8.29%
Covered	—	—%	2,729	2.82%	413	4.20%	1,532	6.81%	4,611	14.08%
Total	$59,486	100.00%	$63,686	100.00%	$54,599	100.00%	$46,947	100.00%	$41,652	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. We had seven credit relationships totaling $17.8 million of potential problem loans at December 31, 2018, compared with six credit relationships totaling $27.6 million of potential problem loans at December 31, 2017 and five credit relationships totaling $4.3 million of potential problem loans at December 31, 2016.

Non-Performing Assets

As previously discussed, during the fourth quarter of 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements were resolved and terminated. As such, the following table presents components of our non-performing assets with previously covered assets presented in a separate portfolio segment as of December 31, 2017, 2016, 2015 and 2014 (dollars in thousands).

	December 31,
	2018	2017	2016	2015	2014
Loans accounted for on a non-accrual basis:
Commercial real estate	$5,324	$14,620	$9,515	$17,764	$16,648
Commercial and industrial	14,870	20,878	13,932	7,160	4,707
Construction and land development	3,278	611	755	114	703
1-4 family residential	10,437	4,358	244	7	—
Mortgage warehouse	—	—	—	—	—
Consumer	41	56	—	—	—
Broker-dealer	—	—	—	—	—
Covered	—	5,104	3,836	8,978	34,223
	$33,950	$45,627	$28,282	$34,023	$56,281

Non-performing loans as a percentage of total loans	0.41%	0.56%	0.36%	0.48%	0.96%

Other real estate owned	$27,578	$40,627	$56,149	$99,484	$137,753

Other repossessed assets	$68	$323	$1,117	$—	$361

Non-performing assets	$61,596	$86,577	$85,548	$133,507	$194,395

Non-performing assets as a percentage of total assets	0.45%	0.65%	0.67%	1.13%	2.10%

Non-PCI loans past due 90 days or more and still accruing	$83,131	$85,396	$47,659	$50,776	$19,304

Troubled debt restructurings included in accruing loans held for investment	$1,339	$1,433	$1,699	$1,933	$3,227

At December 31, 2018, total non-performing assets decreased $25.0 million to $61.6 million, compared with $86.6 million at December 31, 2017. At December 31, 2017, total non-performing assets increased $1.0 million to $86.6 million, compared with $85.6 million at December 31, 2016. Non-performing loans totaled $34.0 million, $45.6 million and $28.3 million at December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, non-accrual loans included 16 commercial and industrial relationships with loans totaling $14.9 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-accrual loans at December 31, 2018 also included $15.8 million characterized as real estate loans, including four commercial real estate loan relationships totaling $5.3 million and $10.4 million in loans secured by 1-4 family residential real estate, $3.4 million of which were classified as loans held for sale, as well as five construction and land development relationships of $3.3 million. At December 31, 2017, non-accrual loans included 19 commercial and industrial relationships with loans totaling $20.9 million secured by accounts receivable, life insurance, livestock, oil and gas, and equipment. Non-accrual loans at December 31, 2017 also included $24.1 million characterized as real estate loans, including eight commercial real estate loan relationships totaling $14.6 million and  $9.5 million in loans secured by 1-4 family residential real estate, $2.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.6 million. At December 31, 2016, non-accrual loans included 20 commercial and industrial relationships with loans of $9.6 million secured by accounts receivable, inventory, life insurance, livestock, and oil and gas. Non-accrual loans at December 31, 2016 also included $17.6 million characterized as real estate loans, including eight commercial real estate loan relationships totaling $11.7 million and $5.9 million in loans secured by residential real estate, $1.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.8 million.

OREO decreased $13.0 million to $27.6 million at December 31, 2018, compared with $40.6 million at December 31, 2017. Changes in OREO in 2018, compared with 2017, included the disposal of 111 properties totaling $16.7 million and downward valuation adjustments of $2.8 million, partially offset by the addition of 50 properties totaling $6.7 million. OREO decreased $15.5 million to $40.6 million at December 31, 2017, compared with $56.1 million at December 31, 2016. Changes in OREO in 2017, compared with 2016, included the disposal of 171 properties totaling $19.7 million and downward valuation adjustments of $4.5 million, partially offset by the addition of 54 properties totaling $8.7 million. At both December 31, 2018 and 2017, OREO was primarily comprised of commercial real estate properties.

Non-PCI loans past due 90 days or more and still accruing were $83.1 million, $85.4 million and $47.7 million at December 31, 2018, 2017 and 2016, respectively, substantially all of which were loans held for sale and guaranteed by U.S. government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending. The increase in loans past due 90 days or more and still accruing from December 31, 2016 to December 31, 2017 was primarily due to an increase in Government National Mortgage Association related loans subject to repurchase within our mortgage origination segment. This increase in loans subject to repurchase was partially due to increased delinquencies resulting from the granting of forbearance by loan servicers to provide flexibility to borrowers impacted by natural disasters during 2017.

At December 31, 2018, troubled debt restructurings (“TDRs”) on loans totaled $7.2 million. These TDRs were comprised of $1.3 million of loans that were considered to be performing and non-performing loans of $5.9 million reported in non-accrual loans. At December 31, 2017, TDRs on loans totaled $11.9 million, consisting of $1.5 million related to loans that were considered to be performing and non-performing loans of $10.4 million reported in non-accrual loans. At December 31, 2016, TDRs on loans totaled $7.8 million, consisting of $1.7 million related to loans that were considered to be performing and non-performing loans of $6.1 million reported in non-accrual loans.

Current Expected Credit Loss (CECL) Standard

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model for measuring credit losses on certain exposures. The new model will require the measurement of expected credit losses to reflect the lifetime of an exposure (or pool of exposures) represented by certain financial instruments to be based on historical experience, current conditions and reasonable and supportable forecasts. Under the current “incurred loss” model, the allowance for loan losses is based only on estimates of loan losses that currently exist in the portfolio as of the reporting date. The new model will become effective on January 1, 2020, and applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Our ongoing transition CECL efforts include reassessing risk ratings, developing and validating the new model, collecting and processing new data and establishing internal controls and accounting policies. New model development has increased expenses associated with the collection and processing of data during 2018, and these increases in expenses will continue into 2019. We expect that the new model may require a material increase in our allowance for loan losses upon adoption on January 1, 2020.

Insurance Losses and Loss Adjustment Expenses

At December 31, 2018, 2017 and 2016, our gross reserve for unpaid losses and LAE was $20.6 million, $30.2 million, and $35.8 million, respectively, including estimated recoveries from reinsurance of $3.2 million, $11.5 million, and $9.4 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. We would consider reasonably likely changes in the key assumptions to have an impact on our best estimate by plus or minus 10%. At December 31, 2018, this equates to approximately plus or minus $1.7 million, or 1.4% of insurance segment equity, and 2.2% of calendar year 2018 insurance losses.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $8.1 billion during 2018 and were higher than average deposits of $7.5 billion during 2017 and $7.1 billion during 2016. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,504,599	0.00%	$2,309,776	0.00%	$2,241,561	0.00%
Interest-bearing demand deposits	4,025,259	0.66%	3,671,521	0.29%	3,185,006	0.14%
Savings deposits	201,328	0.11%	234,420	0.10%	301,877	0.15%
Time deposits	1,341,886	1.42%	1,314,418	1.05%	1,337,491	0.81%
	$8,073,072	0.57%	$7,530,135	0.33%	$7,065,935	0.22%

The maturity of consolidated interest-bearing time deposits of $100,000 or more at December 31, 2018 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$116,887
3 months to 6 months	128,918
6 months to 12 months	519,525
Over 12 months	253,878
$1,019,208

The banking segment experienced a decrease of $129.2 million in interest-bearing time deposits of $100,000 or more at December 31, 2018, compared to December 31, 2017. The decrease during 2018, compared to 2017, was primarily due to our strategic decision to not renew brokered certificates of deposit in 2018. This is compared to an increase of $192.6 million in interest-bearing time deposits of $100,000 or more at December 31, 2017, compared to December 31, 2016. The increase during 2017, compared to 2016, was primarily due to our strategic decision to offer more attractive time deposit rate options. At December 31, 2018, there were $991.4 million in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	December 31,
	2018		2017		2016
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,065,807	2.15%	$1,206,424	1.20%	$1,417,289	0.65%
Notes payable	228,872	4.95%	208,809	3.65%	317,912	3.89%
Junior subordinated debentures	67,012	5.47%	67,012	4.50%	67,012	3.99%
	$1,361,691	2.70%	$1,482,245	1.84%	$1,802,213	1.57%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $140.6 million decrease in short-term borrowings at December 31, 2018 compared with December 31, 2017 included a net decrease of $138.5 million in our banking segment primarily associated with decreases in FHLB notes and securities sold under agreements to repurchase, in addition to a net decrease of $2.1 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. The $210.9 million decrease in short-term borrowings at December 31, 2017 compared with December 31, 2016 included a net decrease of $735.4 million in our banking segment primarily associated with a decrease in FHLB notes, partially offset by an increase of $549.6 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. Notes payable at December 31, 2018 of $228.9 million was comprised of $148.6 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one within our banking segment of $4.4 million, insurance segment line of credit and term notes of $27.5 million, and mortgage origination segment borrowings of $48.4 million. Notes payable at December 31, 2017 of $208.8 million was comprised of $148.4 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one within our banking segment of $19.4 million, insurance segment term notes of $28.5 million, and mortgage origination segment borrowings of $12.5 million. The increase in notes payable at December 31, 2018 compared to December 31, 2017 is primarily the result of higher outstanding balances on lines of credit held by the mortgage segment’s ABAs. Notes payable at December 31, 2016 of $317.9 million was comprised of $148.3 million related to Senior Notes, net of loan origination fees, associated with our debt offering in April 2015, FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $102.6 million, insurance segment term notes of $50.5 million, and mortgage origination segment borrowings of $16.5 million. The decrease in notes payable at December 31, 2017 compared to December 31, 2016 included the payoff by NLC of its $20.0 million insurance company note payable due March 2035. The average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At December 31, 2018, Hilltop had $43.9 million in cash and cash equivalents, a decrease of $52.9 million from $96.8 million at December 31, 2017. This decrease in cash and cash equivalents was primarily due to $26.7 million in cash dividends declared, $59.0 million of purchases under our stock repurchase program, $24.6 million in cash paid related to the Hilltop Plaza transaction and other general corporate expenses, partially offset by $82.5 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2018, we declared and paid cash dividends of $0.28 per common share, or $26.7 million.

On January 24, 2019, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on February 28, 2019 to all common stockholders of record as of the close of business on February 15, 2019.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At December 31, 2018, $150.0 million of our Senior Notes was outstanding.

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

Stock Repurchase Program

In January 2018, our board of directors reauthorized the stock repurchase program, under which it authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2019. In July 2018, our board of directors increased the aggregate amount of common stock that we may repurchase under this program to $100.0 million. In January 2019, our board of directors authorized a new stock repurchase program through January 2020, pursuant to which we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

During 2018, the Company paid $59.0 million to repurchase an aggregate of 2,729,568 shares of common stock at an average price of $21.61 per share. The purchases were funded from available cash balances.

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

In January 2015, the comprehensive capital framework (“Basel III”) for U.S. banking organizations became effective for PlainsCapital, which includes the Bank and PrimeLending, and Hilltop for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019). Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of common equity Tier 1 capital and additional Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. We perform reviews of the classification and calculation of risk-weighted assets to ensure accuracy and compliance with the Basel III regulatory capital requirements. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer helps to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital. Based on the actual ratios as noted below, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of December 31, 2018, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2018, under guidance issued by the Board of Governors of the Federal Reserve System.

At December 31, 2018, Hilltop had a total capital to risk weighted assets ratio of 17.47%, Tier 1 capital to risk weighted assets ratio of 17.04%, common equity Tier 1 capital to risk weighted assets ratio of 16.58% and a Tier 1 capital to average assets, or leverage, ratio of 12.53%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

At December 31, 2018, PlainsCapital had a total capital to risk weighted assets ratio of 14.63%, Tier 1 capital to risk weighted assets ratio of 13.90%, common equity Tier 1 capital to risk weighted assets ratio of 13.90%, and a Tier 1 capital to average assets, or leverage, ratio of 12.47%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect.

We discuss regulatory capital requirements in more detail in Note 21 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of this Annual Report.

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

Within our banking segment, we had deposits of $8.2 billion at December 31, 2018, an increase of $515.1 million from $7.6 billion at December 31, 2017. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. At December 31, 2018, money market deposits, including brokered deposits, were $2.7 billion; time deposits, including brokered deposits, were $1.3 billion; and noninterest bearing demand deposits were $2.5 billion. Money market deposits, including brokered deposits, increased by $406.4 million from $2.3 billion and time deposits, including brokered deposits, decreased $100.5 million from $1.4 billion at December 31, 2017.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 10.08% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 5.66% of the Bank’s total deposits at December 31, 2018. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2018, Hilltop Securities had credit arrangements with five unaffiliated banks, with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At December 31, 2018, Hilltop Securities had borrowed $189.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank which have an aggregate commitment of $2.3 billion, of which $1.2 billion was drawn at December 31, 2018. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at December 31, 2018.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At December 31, 2018, these ABAs had combined available lines of credit totaling $110.0 million, $50.0 million of which was with a single unaffiliated bank, and the remaining $60.0 million of which was with the Bank. At December 31, 2018, Ventures Management had outstanding borrowings of $66.2 million, $17.8 million of which was with the Bank. In December 2018, we began the process of winding down one ABA and anticipate the process to be completed by the end of the first quarter of 2019. This ABA held $10.0 million of the ABAs’ combined available lines of credit and had outstanding borrowings of $3.3 million, all of which was with the Bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $141.1 million, or 87.9%, equity investments of $19.5 million and other investments of $5.9 million comprised NLC’s $160.6 million in total cash and investments at December 31, 2018. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2018 (in thousands). Our reserve for losses and LAE does not have a contractual maturity date. However, based on historical payment patterns, the amounts presented are management’s estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. NLC maintains a portfolio of investments with varying maturities to provide adequate cash flows for such payments. Payments related to leases are based on actual payments specified in the underlying contracts, and the table below includes all leases that had commenced as of December 31, 2018. Payments related to short-term borrowings and long-term debt obligations include the estimated contractual interest payments under the respective agreements.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Reserve for losses and LAE	$13,503	$5,446	$1,398	$205	$20,552
Short-term borrowings	1,093,882	—	—	—	1,093,882
Long-term debt obligations	63,041	29,405	26,641	324,483	443,570
Capital lease obligations	1,186	2,409	2,521	3,460	9,576
Operating lease obligations	36,171	50,167	28,747	18,264	133,349
Total	$1,207,783	$87,427	$59,307	$346,412	$1,700,929

In addition to the contractual obligations presented above, during 2018, Hilltop and the Bank entered into leases for an aggregate of approximately 72,000 of the total 119,000 square feet of rentable space in Hilltop Plaza to serve as the headquarters for both companies. The two separate 129-month office and retail leases, which are expected to commence in the fourth quarter of 2019, have combined total base rent of approximately $35 million with the first nine months of rent abated.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.4 billion at December 31, 2018 and outstanding financial and performance standby letters of credit of $85.0 million at December 31, 2018.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our MD&A. Our significant accounting policies are presented in Note 1 to our consolidated financial statements, which are included in this Annual Report. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements, as summarized below.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses existing in the loan portfolio. Loans are charged to the allowance when the loss is confirmed or when a determination is made that a probable loss has been incurred on a specific loan. Recoveries are credited as a reduction to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is appropriate to absorb losses existing in the portfolio. Based on these estimates, an amount is charged to or recovered from the provision for loan losses in order to adjust the allowance to a level determined to be appropriate to absorb losses. Management’s judgment regarding the appropriateness of the allowance for loan losses involves consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the ability to collect certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic or other conditions beyond our control. For additional discussion of allowance for loan losses and provisions for loan losses, see the section entitled “Allowance for Loan Losses” earlier in this Item 7.

FDIC Indemnification Asset

As previously discussed, the loss-share agreements with the FDIC entered into in connection with the FNB Transaction were terminated in the fourth quarter of 2018. However, accounting for the FDIC Indemnification Asset required a critical accounting estimate and affected our consolidated balance sheets and statements of operations through October 17, 2018. The FDIC Indemnification Asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows we expected to collect from the FDIC was accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset was reviewed quarterly and the accretion rate was adjusted for changes in the timing of cash flows expected to be collected from the FDIC. Cumulative net losses over the life of the loss-share agreements of less than $240.4 million reduced the value of the FDIC Indemnification Asset. Any amortization of changes in value of the FDIC Indemnification Asset was limited to the contractual terms of the loss-share agreements. Changes to the FDIC Indemnification Asset were recorded as adjustments to other noninterest income or expense, as appropriate, within the consolidated statements of operations over the life of the loss-share agreements.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and LAE represents our best estimate of our ultimate liability for losses and LAE relating to events that occurred prior to the end of any given reporting period but have not been paid, less a reduction for reinsurance recoverables related to those liabilities. Months, and potentially years, may elapse between the occurrence of a loss covered by one of our insurance policies, the reporting of the loss and the payment of the claim. We record a liability for estimates of losses that will be paid for claims that have been reported, which is referred to as case reserves. As claims are not always reported when they occur, we estimate liabilities for claims that have occurred but have not been reported (“IBNR”).

Each of our insurance company subsidiaries establishes a reserve for unpaid losses, including case reserves and IBNR reserves, and for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and LAE reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, many factors are considered in determining the appropriate amount of reserves to record for the period, including the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and LAE may differ materially from the estimates we have recorded. See “Insurance Losses and Loss Adjustment Expenses” earlier in this Item 7 for additional discussion.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets are initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In the event that facts and circumstances indicate that the goodwill or other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives are amortized over their useful lives. We perform required annual impairment tests of our goodwill and other intangible assets as of October 1st for our reporting units.

The goodwill impairment test requires us to make judgments and assumptions. The test consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of each reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.

This evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by us, future impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition in the period in which the write-off occurs.

Mortgage Loan Indemnification Liability

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the mortgage loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with a mortgage loan. If determined to be at fault, the mortgage origination segment either repurchases the mortgage loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of an estimated loss upon repurchase. Although we consider this reserve to be appropriate, there can be no assurance that the reserve will prove to be appropriate over time to cover ultimate losses due to conditions outside of our control such as unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, or actions taken by institutions or investors. The impact of such matters will be considered in the reserving process when known.

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

The model assumptions and the MSR asset fair value estimates are compared to observable trades of similar portfolios as well as to MSR asset broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would adversely impact the recorded value of the MSR asset. The value of the MSR asset is also dependent upon the discount rate used in the model, which is based on current market rates and is reviewed by management on an ongoing basis. An increase in the discount rate would result in a decrease in the value of the MSR asset.

Acquisition Accounting

We account for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed, including identifiable intangibles, based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, as liquid markets often do not exist for certain loans, deposits, identifiable intangible assets and other assets and liabilities acquired or assumed. Our valuation methodologies employ significant estimates and assumptions to value such items, including, among others, projected cash flows, prepayment and default assumptions, discount rates, and realizable collateral values. Purchase date valuations, which are permitted to be revised for up to one year after the acquisition date, determine the amount of goodwill or bargain purchase gain recognized in connection with a business combination. Changes to provisional amounts identified during this measurement period are recognized in the reporting period in which the adjustment amounts are determined. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with our periodic impairment assessments of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on the Company’s results of operations.

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

At December 31, 2018, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $297.1 million, and were comprised of $154.2 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	December 31, 2018
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,250,885	$1,240,987	$1,545,627	$281,888	$228,688	$7,548,075
Securities	144,159	143,150	267,669	133,961	443,401	1,132,340
Federal funds sold and securities purchased under agreements to resell	400	—	—	—	—	400
Other interest sensitive assets	440,118	—	—	—	29,191	469,309
Total interest sensitive assets	4,835,562	1,384,137	1,813,296	415,849	701,280	9,150,124

Interest sensitive liabilities:
Interest bearing checking	$4,123,853	$—	$—	$—	$—	$4,123,853
Savings	184,700	—	—	—	—	184,700
Time deposits	180,000	823,432	247,675	12,343	44,834	1,308,284
Notes payable and other borrowings	343,766	550	3,779	602	5,071	353,768
Total interest sensitive liabilities	4,832,319	823,982	251,454	12,945	49,905	5,970,605

Interest sensitivity gap	$3,243	$560,155	$1,561,842	$402,904	$651,375	$3,179,519

Cumulative interest sensitivity gap	$3,243	$563,398	$2,125,240	$2,528,144	$3,179,519

Percentage of cumulative gap to total interest sensitive assets	0.04%	6.16%	23.23%	27.63%	34.75%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2018 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$64,525	18.20%	$301,279	16.14%
+200	$43,542	12.28%	$216,620	11.61%
+100	$20,717	5.84%	$111,418	5.97%
-50	$(9,360)	(2.64)%	$(64,476)	(3.45)%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2018 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Our broker-dealer segment is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest earning assets including customer and correspondent margin loans and receivables and securities borrowing activities. Our exposure to interest rate risk is also from our funding sources including customer and correspondent cash balances, bank borrowings, repurchase agreements and securities lending activities. Interest rates on customer and correspondent balances and securities produce a positive spread with rates generally fluctuating in parallel.

With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. Much of the interest rates on customer and correspondent margin loans and receivables are indexed and can vary daily. Our funding sources are generally short term with interest rates that can vary daily.

The following table categorizes the broker-dealer segment’s net trading securities which are subject to interest rate and market price risk (dollars in thousands):

	December 31, 2018
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$187	$2,168	$28,576	$95,817	$126,748
U.S. government and government agency obligations	-	2,515	(9,696)	516,168	508,987
Corporate obligations	(4,724)	(2,595)	8,831	16,155	17,667
Total debt securities	(4,537)	2,088	27,711	628,140	653,402
Corporate equity securities	(17,962)	-	-	-	(17,962)
Other	23,797	-	-	-	23,797
	$1,298	$2,088	$27,711	$628,140	$659,237

Weighted average yield
Municipal obligations	1.58%	2.09%	2.79%	3.91%	3.62%
U.S. government and government agency obligations	8.66%	2.52%	2.68%	4.20%	4.15%
Corporate obligations	3.13%	3.98%	4.96%	6.12%	4.83%

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

We have expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of retained MSR. One of the principal risks associated with MSR is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, Eurodollar futures and forward MBS commitments, as a means to mitigate market risk associated with MSR assets. No hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and, correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements required by this item are submitted as a separate section of this Annual Report. See “Financial Statements,” commencing on page F-1 and the financial statement schedule on page F-76 hereof.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, management concluded that, at December 31, 2018, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2018, and issued an unqualified opinion thereon as stated in their report, which appears on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Comprehensive Income	F-5
	Consolidated Statements of Stockholders’ Equity	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedules.

	Schedule I - Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance	F-76

All other financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements.

3.	Exhibits. See the Exhibit Index preceding the signature page hereto.

Item 16. Form 10-K Summary.

None.

Exhibit Number	Description of Exhibit

2.1.1

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

2.1.2

Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of First National Bank, Edinburg, Texas, PlainsCapital Bank and Federal Deposit Insurance Corporation, acting in its corporate capacity, dated as of October 17, 2019 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2018 (File No. 001-31987) and incorporated herein by reference.

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

10.1.7†

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards beginning in 2018 (filed as Exhibit 10.1.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 15, 2018 (File No. 001-31987) and incorporated herein by reference).

10.1.8†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2018 (filed as Exhibit 10.1.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 15, 2018 (File No. 001-31987) and incorporated herein by reference).

10.1.9†

Form of Restricted Stock Unit Award Agreement  (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2018 (filed as Exhibit 10.1.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 15, 2018 (File No. 001-31987) and incorporated herein by reference).

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

10.8†

Employment Agreement, dated as of November, 20, 2018, by and between Hilltop Holdings Inc. and Martin B. Winges (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 12, 2018 (File No. 001-31987) and incorporated herein by reference).

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

10.10†

Limited Liability Company Agreement of HTH Diamond Hillcrest Land LLC, dated as of July 31, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.11†

Ground Lease Agreement by and among HTH Diamond Hillcrest Land LLC, as Ground Lessor, and SPC Park Plaza Partners LLC, HTH Hillcrest Project LLC and Diamond Hillcrest LLC, as Ground Lessees, dated as of July 31, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.12†

Hilltop Plaza Co-Owners Agreement, by and among Diamond Hillcrest, LLC, HTH Hillcrest Project LLC and SPC Park Plaza Partners LLC, dated as of July 31, 2018 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.13†

Office Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and Hilltop Holdings Inc., as Tenant, dated July 31, 2018 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.14†

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

*Filed herewith.

†Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: February 15, 2019	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Co-Chief Executive Officer and Director	February 15, 2019
Jeremy B. Ford	(Co-Principal Executive Officer)

/s/ Alan B. White	Vice Chairman and Co-Chief Executive Officer	February 15, 2019
Alan B. White	(Co-Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 15, 2019
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Corporate Controller	February 15, 2019
Keith E. Bornemann	(Principal Accounting Officer)

/s/ Charlotte Jones Anderson	Director	February 15, 2019
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	February 15, 2019
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	February 15, 2019
Tracy A. Bolt

/s/ W. Joris Brinkerhoff	Director	February 15, 2019
W. Joris Brinkerhoff

/s/ J. Taylor Crandall	Director	February 15, 2019
J. Taylor Crandall

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	February 15, 2019
Charles R. Cummings

/s/ Hill A. Feinberg	Director	February 15, 2019
Hill A. Feinberg

/s/ Gerald J. Ford	Chairman of the Board	February 15, 2019
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 15, 2019
J. Markham Green

/s/ William T. Hill, Jr.	Director	February 15, 2019
William T. Hill, Jr.

/s/ Lee Lewis	Director	February 15, 2019
Lee Lewis

/s/ Andrew J. Littlefair	Director	February 15, 2019
Andrew J. Littlefair

/s/ W. Robert Nichols, III	Director	February 15, 2019
W. Robert Nichols, III

/s/ C. Clifton Robinson	Director	February 15, 2019
C. Clifton Robinson

/s/ Kenneth D. Russell	Director	February 15, 2019
Kenneth D. Russell

/s/ A. Haag Sherman	Director	February 15, 2019
A. Haag Sherman

/s/ Robert Taylor, Jr.	Director	February 15, 2019
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 15, 2019
Carl B. Webb

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 15, 2019

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Cash and due from banks	$644,073	$486,977
Federal funds sold	400	405
Assets segregated for regulatory purposes	133,993	186,578
Securities purchased under agreements to resell	61,611	186,537
Securities:
Trading, at fair value	745,466	730,685
Available for sale, at fair value (amortized cost of $886,799 and $748,255, respectively)	875,658	744,319
Held to maturity, at amortized cost (fair value of $341,124 and $349,939, respectively)	351,012	355,849
Equity, at fair value	19,679	21,241
	1,991,815	1,852,094

Loans held for sale	1,393,246	1,715,357
Loans held for investment, net of unearned income	6,930,458	6,455,798
Allowance for loan losses	(59,486)	(63,686)
Loans held for investment, net	6,870,972	6,392,112

Broker-dealer and clearing organization receivables	1,440,287	1,464,378
Premises and equipment, net	237,373	177,577
Other assets	580,362	615,531
Goodwill	291,435	251,808
Other intangible assets, net	38,005	36,432
Total assets	$13,683,572	$13,365,786

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,560,750	$2,411,849
Interest-bearing	5,975,406	5,566,270
Total deposits	8,536,156	7,978,119

Broker-dealer and clearing organization payables	1,294,925	1,287,563
Short-term borrowings	1,065,807	1,206,424
Securities sold, not yet purchased, at fair value	81,667	232,821
Notes payable	228,872	208,809
Junior subordinated debentures	67,012	67,012
Other liabilities	435,240	470,231
Total liabilities	11,709,679	11,450,979
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 93,610,217 and 95,982,184 shares issued and outstanding at December 31, 2018 and 2017, respectively	936	960
Additional paid-in capital	1,489,816	1,526,369
Accumulated other comprehensive loss	(8,627)	(394)
Retained earnings	466,737	384,545
Deferred compensation employee stock trust, net	825	848
Employee stock trust (10,894 and 11,672 shares, at cost, at December 31, 2018 and 2017, respectively)	(217)	(247)
Total Hilltop stockholders' equity	1,949,470	1,912,081
Noncontrolling interests	24,423	2,726
Total stockholders' equity	1,973,893	1,914,807
Total liabilities and stockholders' equity	$13,683,572	$13,365,786

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans, including fees	$436,725	$411,988	$389,637
Securities borrowed	66,914	41,048	29,518
Securities:
Taxable	50,975	36,472	26,233
Tax-exempt	6,834	5,807	6,222
Other	17,980	11,841	4,344
Total interest income	579,428	507,156	455,954

Interest expense:
Deposits	46,002	24,695	15,843
Securities loaned	56,733	32,337	22,510
Short-term borrowings	25,816	13,751	5,803
Notes payable	10,263	10,931	10,849
Junior subordinated debentures	3,663	3,016	2,676
Other	627	678	742
Total interest expense	143,104	85,408	58,423

Net interest income	436,324	421,748	397,531
Provision for loan losses	5,088	14,271	40,620
Net interest income after provision for loan losses	431,236	407,477	356,911

Noninterest income:
Net gains from sale of loans and other mortgage production income	445,116	538,468	606,991
Mortgage loan origination fees	103,563	93,944	96,267
Securities commissions and fees	150,989	156,464	157,906
Investment and securities advisory fees and commissions	90,066	109,920	115,992
Net insurance premiums earned	136,751	142,298	155,545
Other	96,305	163,970	154,264
Total noninterest income	1,022,790	1,205,064	1,286,965

Noninterest expense:
Employees' compensation and benefits	768,688	816,994	834,113
Occupancy and equipment, net	115,207	113,943	109,418
Professional services	105,752	101,521	128,176
Loss and loss adjustment expenses	79,347	94,701	89,243
Other	224,255	242,096	251,521
Total noninterest expense	1,293,249	1,369,255	1,412,471

Income before income taxes	160,777	243,286	231,405
Income tax expense	35,050	110,142	83,461

Net income	125,727	133,144	147,944
Less: Net income attributable to noncontrolling interest	4,286	600	2,050
Income attributable to Hilltop	$121,441	$132,544	$145,894

Earnings per common share:
Basic	$1.28	$1.36	$1.48
Diluted	$1.28	$1.36	$1.48

Weighted average share information:
Basic	94,969	97,137	98,404
Diluted	95,067	97,353	98,629

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$125,727	$133,144	$147,944
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $(1,558), $(565) and $1,264, respectively	(5,632)	(869)	(2,144)
Reclassification adjustment for gains (losses) included in net income, net of tax of $0, $(6) and $0, respectively	—	(10)	—
Comprehensive income	120,095	132,265	145,800
Less: comprehensive income attributable to noncontrolling interest	4,286	600	2,050

Comprehensive income applicable to Hilltop	$115,809	$131,665	$143,750

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated	Retained	Deferred			Total
			Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2015	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	145,894	—	—	—	145,894	2,050	147,944
Other comprehensive loss	—	—	—	(2,144)	—	—	—	—	(2,144)	—	(2,144)
Issuance of common stock	538	5	4,134	—	—	—	—	—	4,139	—	4,139
Stock-based compensation expense	—	—	10,058	—	—	—	—	—	10,058	—	10,058
Common stock issued to board members	22	—	429	—	—	—	—	—	429	—	429
Issuance of common stock related to share-based awards, net	(96)	(1)	(2,746)	—	—	—	—	—	(2,747)	—	(2,747)
Repurchases of common stock	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Dividends on common stock ($0.06 per share)	—	—	—	—	(5,801)	—	—	—	(5,801)	—	(5,801)
Deferred compensation plan	—	—	—	—	—	(131)	(7)	134	3	—	3
Net cash contributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	790	790
Balance, December 31, 2016	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	132,544	—	—	—	132,544	600	133,144
Other comprehensive loss	—	—	—	(879)	—	—	—	—	(879)	—	(879)
Stock-based compensation expense	—	—	10,307	—	—	—	—	—	10,307	—	10,307
Common stock issued to board members	17	—	451	—	—	—	—	—	451	—	451
Issuance of common stock related to share-based awards, net	337	4	(3,268)	—	—	—	—	—	(3,264)	—	(3,264)
Repurchases of common stock	(2,916)	(29)	(53,998)	—	(20,427)	—	—	—	(74,454)	—	(74,454)
Dividends on common stock ($0.24 per share)	—	—	—	—	(23,140)	—	—	—	(23,140)	—	(23,140)
Deferred compensation plan	—	—	—	—	—	(55)	(3)	62	7	—	7
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,885)	(1,885)
Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	121,441	—	—	—	121,441	4,286	125,727
Other comprehensive loss	—	—	—	(5,632)	—	—	—	—	(5,632)	—	(5,632)
Stock-based compensation expense	—	—	8,454	—	—	—	—	—	8,454	—	8,454
Common stock issued to board members	30	—	654	—	—	—	—	—	654	—	654
Issuance of common stock related to share-based awards, net	327	3	(1,850)	—	—	—	—	—	(1,847)	—	(1,847)
Repurchases of common stock	(2,729)	(27)	(43,811)	—	(15,152)	—	—	—	(58,990)	—	(58,990)
Dividends on common stock ($0.28 per share)	—	—	—	—	(26,698)	—	—	—	(26,698)	—	(26,698)
Deferred compensation plan	—	—	—	—	—	(23)	(1)	30	7	—	7
Adoption of accounting standards (Note 33)	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	17,411	17,411
Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$125,727	$133,144	$147,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,088	14,271	40,620
Depreciation, amortization and accretion, net	(2,345)	(13,869)	(49,765)
Net realized gains on securities	—	(16)	—
Net change in fair value of equity securities	2,486	—	—
Deferred income taxes	13,197	40,933	(9,690)
Other, net	8,838	12,085	16,564
Net change in securities purchased under agreements to resell	124,926	(97,107)	16,230
Net change in trading securities	(14,781)	(465,151)	(51,388)
Net change in broker-dealer and clearing organization receivables	23,618	(42,449)	(46,775)
Net change in FDIC indemnification asset	22,831	24,890	20,577
Net change in other assets	13,741	(47,352)	41,315
Net change in broker-dealer and clearing organization payables	(7,054)	(2,412)	(33,180)
Net change in other liabilities	(93,890)	(55,557)	11,752
Net change in securities sold, not yet purchased	(151,154)	78,932	23,845
Proceeds from sale of mortgage servicing rights asset	9,303	17,499	7,586
Net gains from sales of loans	(445,116)	(538,468)	(606,991)
Loans originated for sale	(14,287,551)	(15,014,118)	(16,026,911)
Proceeds from loans sold	15,041,676	15,634,027	16,337,299
Net cash provided by (used in) operating activities	389,540	(320,718)	(160,968)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	43,699	56,359	166,522
Proceeds from sales, maturities and principal reductions of securities available for sale	243,708	298,737	396,572
Proceeds from sales, maturities and principal reductions of equity securities	3	—	—
Purchases of securities held to maturity	(39,259)	(60,939)	(186,875)
Purchases of securities available for sale	(323,991)	(471,047)	(326,810)
Purchases of equity securities	(933)	—	—
Net change in loans held for investment	(110,615)	(216,562)	(555,040)
Purchases of premises and equipment and other assets	(68,079)	(31,152)	(41,941)
Proceeds from sales of premises and equipment and other real estate owned	25,847	32,297	73,032
Net cash received from (paid for) Federal Home Loan Bank and Federal Reserve Bank stock	3,198	34,346	(19,021)
Net cash paid for acquisition	(63,245)	—	—
Net cash used in investing activities	(289,667)	(357,961)	(493,561)
Financing Activities
Net change in deposits	196,060	857,155	153,131
Net change in short-term borrowings	(140,617)	(210,865)	469,916
Proceeds from notes payable	664,045	403,136	296,993
Payments on notes payable	(643,921)	(512,193)	(217,630)
Proceeds from issuance of common stock	—	—	4,139
Payments to repurchase common stock	(58,990)	(27,388)	—
Dividends paid on common stock	(26,698)	(23,140)	(5,801)
Net cash contributed from (distributed to) noncontrolling interest	17,411	(1,885)	790
Taxes paid on employee stock awards netting activity	(1,844)	(3,264)	(2,442)
Other, net	(813)	(674)	(868)
Net cash provided by financing activities	4,633	480,882	698,228

Net change in cash and cash equivalents	104,506	(197,797)	43,699
Cash, cash equivalents and restricted cash, beginning of period	673,960	871,757	828,058
Cash, cash equivalents and restricted cash, end of period	$778,466	$673,960	$871,757

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$644,073	$486,977	$669,357
Federal funds sold	400	405	21,407
Assets segregated for regulatory purposes	133,993	186,578	180,993
Total cash, cash equivalents and restricted cash	$778,466	$673,960	$871,757
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$143,201	$84,309	$58,429
Cash paid for income taxes, net of refunds	$8,378	$85,840	$88,899
Supplemental Schedule of Non-Cash Activities
Construction in progress related to build-to-suit lease obligations	$27,802	$—	$—
Conversion of loans to other real estate owned	$6,899	$8,853	$20,184
Additions to mortgage servicing rights	$25,028	$16,401	$23,381

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

PCC also owns 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), because the primary beneficiaries of the Trusts are not within the consolidated group.

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Hilltop Securities Independent Network (“HTS Independent Network”) and Hilltop Securities Asset Management, LLC, formerly known as First Southwest Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and FINRA and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC, a wholly-owned subsidiary of First Southwest Holdings, LLC (“First Southwest”), is a registered investment adviser under the Investment Advisers Act of 1940. From January 1, 2016 to January 22, 2016, Securities Holdings’ subsidiaries also included First Southwest Company, LLC (“FSC”), First Southwest’s principal subsidiary and formerly a broker-dealer registered with the SEC and FINRA and a member of the NYSE.

Hilltop also owns 100% of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

investment discussed in detail in Note 17 to the consolidated financial statements and are collectively referred to as the “Hilltop Plaza Entities”.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, reserves for losses and loss adjustment expenses (“LAE”), the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

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

Securities

Management classifies securities at the time of purchase and reassesses such designation at each balance sheet date. Securities held for resale to facilitate principal transactions with customers are classified as trading and are carried at fair value, with changes in fair value reflected in the consolidated statements of operations. Hilltop reports interest income on trading securities as interest income on securities and other changes in fair value as other noninterest income.

Debt securities held but not intended to be held to maturity or on a long-term basis are classified as available for sale. Securities included in this category are those that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk or other factors related to interest rate and prepayment risk. Debt securities available for sale are carried at fair value. Unrealized holding gains and losses on debt securities available for sale, net of taxes, are reported in other comprehensive income (loss) until realized. Premiums and discounts are recognized in interest income using the effective interest method and reflect any optionality that may be embedded in the security.

Equity securities are carried at fair value, with changes in fair value reflected in the consolidated statements of operations. Equity securities that do not have readily determinable fair values are initially recorded at cost and subsequently remeasured when there is (i) an observable transaction involving the same investment, (ii) an observable transaction

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

involving a similar investment from the same issuer or (iii) an impairment. These remeasurements are reflected in the consolidated statements of operations.

Purchases and sales (and related gain or loss) of securities are recorded on the trade date, based on specific identification. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the other-than-temporary impairment (“OTTI”) is related to credit losses. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss). In estimating cash flows related to these securities, management primarily considers, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the historic and implied volatility of the security, (iv) failure of the issuer to make scheduled interest payments and (v) changes to the rating of the security by a rating agency.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet between 30 and 45 days. Substantially all mortgage loans originated by PrimeLending are sold to various investors in the secondary market, the majority with servicing released. Mortgage loans held for sale are carried at fair value in accordance with the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. In addition, certain mortgage loans guaranteed by U.S. Government agencies and sold into Government National Mortgage Association (“GNMA”) pools may, under certain conditions specified in the government programs, become subject to repurchase by PrimeLending. When such loans subject to repurchase no longer qualify for sale accounting, they are reported as loans held for sale in the consolidated balance sheets.

Loans Held for Investment

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Loans acquired in the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”) were previously subject to loss-share agreements with the FDIC. At the close of business on September 30, 2018, the loss-share agreements for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements were resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.”

PCI loans acquired by the Company are accounted for either on an individual loan basis or in pools. The Company has established under its PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of similar risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The similar risk characteristics used for the pooling of PCI loans are risk grade and loan collateral type.

PCI loans show evidence of credit deterioration that make it probable that not all contractually required principal and interest payments will be collected. Their fair value was initially based on an estimate of cash flows, both principal and interest, expected to be collected, discounted at prevailing market rates of interest. Management estimates cash flows using key assumptions such as default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. The excess of cash flows expected to be collected from a loan or pool over its estimated fair value at acquisition is referred to as accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan or pool. The excess of total contractual cash flows over the cash flows expected to be received at acquisition is referred to as the nonaccretable difference. Subsequent to acquisition, management must update these estimates of cash flows expected to be collected at each reporting date. These updates require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value.

The Bank accretes the discount for PCI loans for which it can predict the timing and amount of cash flows. PCI loans for which a discount is accreted are reported as performing loans.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to or recovered from expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans at the balance sheet date. The allowance for loan losses includes allowance allocations calculated in accordance with the regulatory Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond its control, including the performance of the loan portfolio, the economy and changes in interest rates.

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

Broker-Dealer and Clearing Organization Transactions

Amounts recorded in broker-dealer and clearing organization receivables and payables include securities lending activities, as well as amounts related to securities transactions for either customers of the Hilltop Broker-Dealers or for the

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

accounts of the Hilltop Broker-Dealers. Securities borrowed and securities loaned transactions are generally reported as collateralized financings. Securities borrowed transactions require the Hilltop Broker-Dealers to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Hilltop Broker-Dealers receive collateral in the form of cash or other assets in an amount generally in excess of the market value of securities loaned. The Hilltop Broker-Dealers monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Interest income and interest expense associated with collateralized financings is included in the accompanying consolidated statements of operations.

Insurance Premiums Receivable

Insurance premiums receivable include premiums written and not yet collected. NLC routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2018 and 2017, NLC determined that no valuation allowance was necessary.

Deferred Policy Acquisition Costs

Costs of acquiring insurance vary with, and are primarily related to, the successful acquisition of new and renewal business. These costs primarily consist of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred policy acquisition costs. NLC regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and LAE, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2018 and 2017, there was no premium deficiency.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Prior to the termination of the FDIC loss-share agreements, acquired OREO previously subject to FDIC loss-share agreements was referred to as “covered OREO” and reported separately in the consolidated balance sheets. Covered OREO was reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral was transferred into covered OREO at the collateral’s fair value, less selling costs. Covered OREO was initially recorded at its estimated fair value based on similar market comparable valuations, less estimated selling costs. Subsequently, loan collateral transferred to OREO was recorded at its net realizable value. Any subsequent valuation adjustments due to declines in fair value of the covered OREO were charged to noninterest expense, while any recoveries of previous valuation decreases were credited to noninterest expense. Subsequent to the termination of the loss-share agreements, OREO which was previously referred to as “covered OREO” if covered by the loss-share agreements or otherwise “non-covered OREO” is now collectively referred to as OREO.

FDIC Indemnification Asset

As previously discussed, the loss-share agreements with the FDIC entered into in connection with the FNB Transaction were terminated in the fourth quarter of 2018. Subsequent to the termination of the loss-share agreements and the receipt of payment from the FDIC, the remaining balance of the amounts receivable from the FDIC under the loss-share agreements (the “FDIC Indemnification Asset”) was removed from the consolidated balance sheets. The balance of the FDIC Indemnification Asset as of December 31, 2017, is included in other assets within the consolidated balance sheets. Prior to the termination of the loss-share agreements, the Company accounted for the FDIC Indemnification Asset in accordance with the Business Combination Topic of the ASC. The FDIC Indemnification Asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows the Bank expected to collect from the FDIC was accreted into noninterest income or amortized into noninterest expense within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset was reviewed quarterly and the accretion rate was adjusted for changes in the timing of cash flows expected to be collected from the FDIC. Cumulative net losses over the life of the loss-share agreements of less than $240.4 million reduced the value of the FDIC Indemnification Asset. Any amortization of changes in value of the FDIC Indemnification Asset was limited to the contractual term of the loss-share agreements. Changes to the FDIC Indemnification Asset were recorded as adjustments to other noninterest income or expense, as appropriate, within the consolidated statements of operations over the life of the loss-share agreements.

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.2 million during 2018 and $0.1 million during each of 2017 and 2016 were amortized and included in interest expense within the consolidated statements of operations. In April 2015, debt issuance costs of $1.9 million were capitalized in connection with Hilltop’s issuance of the 5% senior notes due 2025.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets acquired, is allocated to reporting units and tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount should be assessed. The Company performs required annual impairment tests of its goodwill as of October 1st for each of its reporting units, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The goodwill impairment test requires the Company to make judgments in determining what assumptions to use in the calculation. The process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. Additional information

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

concerning the results of the Company’s impairment test of goodwill is included in Note 9 to the consolidated financial statements.

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s intangible assets primarily consist of core deposits, trade names and customer relationships. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including core deposits, and customer and agent relationships, are amortized on an accelerated basis. Amortization of intangible assets is recorded in other noninterest expense within the consolidated statements of operations. Intangible assets with indefinite useful lives are tested for impairment on an annual basis as of October 1st, or more often if events or circumstances indicate there may be impairment, and not amortized until their lives are determined to be definite. Intangible assets with definite useful lives, premises and equipment, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. Impaired assets are recorded at fair value.

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

The model assumptions and the MSR asset fair value estimates are compared to observable trades of similar portfolios as well as to MSR asset broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would adversely impact the recorded value of the MSR asset. The value of the MSR asset is also dependent upon the discount rate used in the model, which is based on current market rates that are reviewed by management on an ongoing basis. Any increase in the discount rate would reduce the value of the MSR asset.

Derivative Financial Instruments

The Company enters into various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. The Company’s derivative financial instruments also include interest rate lock commitments (“IRLCs”) executed with its customers that allow those customers to obtain a mortgage loan on a future date at an agreed-upon interest rate. The IRLCs, forward commitments, interest rate swaps, U.S. Treasury bond futures and options and Eurodollar futures meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenue from Contracts with Customers

Certain activities primarily within the Company’s broker-dealer and banking segments are subject to the provisions of ASC 606, Revenue from Contracts with Customers. The Company’s broker-dealer segment has six primary lines of business: (i) public banking, (ii) capital markets, (iii) retail, (iv) structured finance, (v) clearing services and (vi) securities lending. Revenue from contracts with customers subject to the guidance in ASC 606 from the broker-dealer segment is included within the securities commissions and fees and investment and securities advisory fees and commissions line items within the consolidated statements of operations. Commissions and fees revenue is generally recognized at a point in time upon the delivery of contracted services based on a predefined contractual amount or on the trade date for trade execution services based on prevailing market prices and internal and regulatory guidelines.

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

Reserve for Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses (“LAE”) includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported (“IBNR”). Such liabilities are based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The liability for losses and LAE has not been reduced for reinsurance recoverable.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $4.6 million, $4.7 million and $5.3 million during 2018, 2017 and 2016, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis and book basis of assets and liabilities reported in the accompanying consolidated balance sheets. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Interest and penalties incurred related to tax matters are charged to other interest expense or other noninterest expense, respectively. The revaluation of deferred tax assets as a result of enacted tax rate changes, such as those found in the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”), is recognized within income tax expense in continuing operations in the period of enactment.

Benefits from uncertain tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Cash, Cash Equivalents and Restricted Cash

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

Basic and Diluted Net Income Per Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Throughout 2018, Hilltop had no instruments outstanding which qualified as participating securities.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During 2018 and 2017, restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop, while during 2016, stock options and RSUs were the only potentially dilutive non-participating instruments. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Acquisition

BORO Acquisition

On August 1, 2018, in an effort to expand its Houston-area banking operations, the Company acquired privately-held The Bank of River Oaks (“BORO”) in an all-cash transaction (the “BORO Acquisition”). Pursuant to the terms of the definitive agreement, the Company paid cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. The operations of BORO are included in the Bank’s operating results beginning August 1, 2018. BORO’s results of operations prior to the acquisition date are not included in the Company’s consolidated operating results.

The BORO Acquisition was accounted for using the acquisition method of accounting, and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The resulting fair values of the identifiable assets acquired and liabilities assumed from BORO at August 1, 2018 are summarized in the following table (in thousands).

Cash and due from banks	$21,756
Securities	60,477
Loans held for investment	326,618
Other assets	25,912
Total identifiable assets acquired	434,763

Deposits	376,393
Short-term borrowings	10,000
Other liabilities	2,996
Total liabilities assumed	389,389

Net identifiable assets acquired	45,374
Goodwill resulting from the acquisition	39,627
Net assets acquired	$85,001

The goodwill of $39.6 million resulting from the BORO Acquisition represents the inherent long-term value expected from the business opportunities created from combining BORO with the Company. The Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The amount of goodwill recorded in connection with the Company’s acquisition of BORO is not deductible for tax purposes.

Included within the fair value of other assets in the table above are identifiable core deposits intangible assets recorded in connection with the BORO Acquisition of $10.0 million which is being amortized on an accelerated basis over an estimated useful life of six years. The fair value of the core deposit intangible assets was estimated using the net cost savings method, a variation of the income approach. This involved the use of the following significant assumptions: cost of deposits, customer attrition rate, and discount rate.

During 2018, pre-tax transaction- and integration-related expenses of $8.2 million associated with the BORO Acquisition are included in noninterest expense within the consolidated statement of operations. Such expenses were for professional services and other incremental employee costs associated with the integration of BORO’s operations.

In connection with the BORO Acquisition, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Acquired loans were segregated between those considered to be PCI loans and those without credit impairment at acquisition.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table presents details on acquired loans at the acquisition date (in thousands).

	Loans, excluding	PCI	Total Loans Held
	PCI Loans	Loans	for Investment
Commercial real estate	$119,188	$5,350	$124,538
1 - 4 family residential	55,487	39	55,526
Construction and land development	37,134	—	37,134
Commercial and industrial	98,259	2,127	100,386
Consumer	9,021	13	9,034
Total	$319,089	$7,529	$326,618

The following table presents information about the PCI loans at acquisition (in thousands).

Contractually required principal and interest payments	$10,730
Nonaccretable difference	2,859
Cash flows expected to be collected	7,871
Accretable difference	342
Fair value of loans acquired with a deterioration of credit quality	$7,529

The following table presents information about the acquired loans without credit impairment at acquisition (in thousands).

Contractually required principal and interest payments	$381,551
Contractual cash flows not expected to be collected	15,286
Fair value at acquisition	319,089

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2018 and 2017, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.26 billion and $1.58 billion, respectively, and the unpaid principal balance of those loans was $1.21 billion and $1.53 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Equity Securities - For public common and preferred equity stocks, the determination of fair value uses Level 1 inputs based on observable market transactions.

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

Derivatives — Derivatives, which are included in other assets and liabilities within the Company’s consolidated balance sheets, are reported at fair value using either Level 2 or Level 3 inputs. The Bank uses dealer quotes to value interest rate swaps, forward purchase commitments and forward sale commitments executed for both hedging and non-hedging purposes. PrimeLending and the Hilltop Broker-Dealers use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and the Hilltop Broker-Dealers issue forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. The Hilltop Broker-Dealers determine the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending also uses dealer quotes to value Eurodollar futures and U.S Treasury bond futures and options used to hedge interest rate risk, and the Hilltop Broker-Dealers use dealer quotes to value Eurodollar futures and U.S. Treasury bond futures and options used to hedge changes in the fair value of securities.

MSR Asset — The MSR asset, which is included in other assets within the Company’s consolidated balance sheets, is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 10 to the consolidated financial statements.

Securities Sold, Not Yet Purchased — Securities sold, not yet purchased are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed above for trading and available for sale securities.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Trading securities	$7,947	$737,519	$—	$745,466
Available for sale securities	—	875,658	—	875,658
Equity securities	19,679	—	—	19,679
Loans held for sale	—	1,207,311	50,464	1,257,775
Derivative assets	—	35,010	—	35,010
MSR asset	—	—	66,102	66,102
Securities sold, not yet purchased	33,000	48,667	—	81,667
Derivative liabilities	—	26,355	—	26,355

	Level 1	Level 2	Level 3	Total
December 31, 2017	Inputs	Inputs	Inputs	Fair Value
Trading securities	$3,329	$727,356	$—	$730,685
Available for sale securities	—	744,319	—	744,319
Equity securities	21,241	—	—	21,241
Loans held for sale	—	1,544,631	36,972	1,581,603
Derivative assets	—	34,150	—	34,150
MSR asset	—	—	54,714	54,714
Securities sold, not yet purchased	156,586	76,235	—	232,821
Derivative liabilities	—	13,197	—	13,197

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Year	Additions	Reductions	Net Income	Income (Loss)	End of Year
Year ended December 31, 2018
Loans held for sale	$36,972	$61,573	$(41,801)	$(6,280)	$—	$50,464
MSR asset	54,714	25,028	(9,303)	(4,337)	—	66,102
Total	$91,686	$86,601	$(51,104)	$(10,617)	$—	$116,566

Year ended December 31, 2017
Loans held for sale	$35,801	$36,891	$(26,773)	$(8,947)	$—	$36,972
MSR asset	61,968	16,401	(17,499)	(6,156)	—	54,714
Total	$97,769	$53,292	$(44,272)	$(15,103)	$—	$91,686

Year ended December 31, 2016
Trading securities	$1	$—	$—	$(1)	$—	$—
Loans held for sale	25,880	60,999	(39,637)	(11,441)	—	35,801
MSR asset	52,285	23,381	(7,586)	(6,112)	—	61,968
Total	$78,166	$84,380	$(47,223)	$(17,554)	$—	$97,769

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. Excluding the trading securities activity noted above, the unrealized gains (losses) relate to financial instruments still held at December 31, 2018.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2018				2017
Loans held for sale	Discounted cash flows / Market comparable	Projected price	95	-	96%	(95%)	90	-	95%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			10.51%				10.93%
		Discount rate			11.11%				11.03%

The Company had no transfers between Levels 1 and 2 during the periods presented. Any transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.

The following table presents those changes in fair value of instruments recognized in the consolidated statements of operations that are accounted for under the Fair Value Option (in thousands).

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(8,063)	$—	$(8,063)	$10,655	$—	$10,655	$(8,275)	$—	$(8,275)
MSR asset	(4,337)	—	(4,337)	(6,156)	—	(6,156)	(6,112)	—	(6,112)

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

Impaired Loans — The Company reports individually impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans with a fair value of $172.9 million, $822.8 million, $73.5 million and $7.5 million were acquired by the Company upon completion of the merger with PCC (the “PlainsCapital Merger”), the FNB Transaction, the acquisition of SWS Group, Inc. (the “SWS Merger”) and the BORO Acquisition, respectively (collectively, the “Bank Transactions”). The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

Estimates for these significant unobservable inputs and the resulting weighted average expected loss on PCI loans were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
December 31, 2018	Merger	Transaction	Merger	Acquisition
Weighted average default rate	81%	34%	71%	63%
Weighted average loss severity rate	59%	12%	28%	42%
Weighted average prepayment speed	0%	6%	0%	0%

Resulting weighted average expected loss on PCI loans	48%	4%	20%	26%

	PCI Loans
	PlainsCapital	FNB	SWS
December 31, 2017	Merger	Transaction	Merger
Weighted average default rate	64%	41%	60%
Weighted average loss severity rate	66%	18%	28%
Weighted average prepayment speed	0%	7%	0%

Resulting weighted average expected loss on PCI loans	42%	7%	17%

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. At December 31, 2018 and 2017, the estimated fair value of OREO was $27.6 million and $40.6 million, respectively. As previously discussed, subsequent to the termination of the loss-share agreements, OREO which was previously referred to as “covered OREO” if covered by the loss-share agreements or otherwise “non-covered OREO” is now collectively referred to as OREO. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Year Ended December 31,
December 31, 2018	Inputs	Inputs	Inputs	Fair Value	2018	2017	2016
Impaired loans held for investment	$—	$—	$76,711	$76,711	$2,481	$(2,402)	$3,643
Other real estate owned	—	19,976	—	19,976	(2,757)	(4,436)	(19,036)

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

Loans Held for Investment — In accordance with ASU 2016-01, effective January 1, 2018, the fair values of loans held for investment are measured using an exit price method.

Broker-Dealer and Clearing Organization Receivables and Payables — The carrying amount approximates their fair value.

FDIC Indemnification Asset — Prior to termination of the loss-share agreements, the fair value of the FDIC Indemnification Asset was based on Level 3 inputs, including the discounted value of expected future cash flows under the loss-share agreements. The discount rate contemplated the credit worthiness of the FDIC as counterparty to this asset, and considered an incremental discount rate risk premium reflective of the inherent uncertainty associated with the timing of the cash flows.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2018	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$644,473	$644,473	$—	$—	$644,473
Assets segregated for regulatory purposes	133,993	133,993	—	—	133,993
Securities purchased under agreements to resell	61,611	—	61,611	—	61,611
Held to maturity securities	351,012	—	341,124	—	341,124
Loans held for sale	135,471	—	135,471	—	135,471
Loans held for investment, net	6,870,972	—	578,363	6,445,810	7,024,173
Broker-dealer and clearing organization receivables	1,440,287	—	1,440,287	—	1,440,287
Other assets	69,720	—	68,573	1,147	69,720

Financial liabilities:
Deposits	8,536,156	—	8,528,947	—	8,528,947
Broker-dealer and clearing organization payables	1,294,925	—	1,294,925	—	1,294,925
Short-term borrowings	1,065,807	—	1,065,807	—	1,065,807
Debt	295,884	—	293,685	—	293,685
Other liabilities	3,482	—	3,482	—	3,482

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2017	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$487,382	$487,382	$—	$—	$487,382
Assets segregated for regulatory purposes	186,578	186,578	—	—	186,578
Securities purchased under agreements to resell	186,537	—	186,537	—	186,537
Held to maturity securities	355,849	—	349,939	—	349,939
Loans held for sale	133,753	—	133,754	—	133,754
Loans held for investment, net	6,392,112	—	577,889	6,098,254	6,676,143
Broker-dealer and clearing organization receivables	1,464,378	—	1,464,378	—	1,464,378
FDIC indemnification asset	29,340	—	—	20,122	20,122
Other assets	64,862	—	59,053	5,809	64,862

Financial liabilities:
Deposits	7,978,119	—	7,973,101	—	7,973,101
Broker-dealer and clearing organization payables	1,287,563	—	1,287,563	—	1,287,563
Short-term borrowings	1,206,424	—	1,206,424	—	1,206,424
Debt	275,821	—	289,719	—	289,719
Other liabilities	4,795	—	4,795	—	4,795

The Company held equity investments other than securities of $35.8 million and $38.7 million at December 31, 2018 and 2017, respectively, which are included within other assets in the consolidated balance sheets. Of the $35.8 million of such equity investments held at December 31, 2018, $20.4 million do not have readily determinable fair values as defined in ASU 2016-01 (see Note 33) and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the adjustments to the carrying value of these investments (in thousands).

Year ended
December 31, 2018
Balance, beginning of year	$22,946
Additional investments	8,643
Upward adjustments	3,663
Impairments and downward adjustments	(4,083)
Dispositions	(10,793)
Balance, end of year	$20,376

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2018	2017
U.S. Treasury securities	$7,945	$—
U.S. government agencies:
Bonds	1,494	52,078
Residential mortgage-backed securities	309,455	372,817
Commercial mortgage-backed securities	4,239	6,125
Collateralized mortgage obligations	206,813	5,122
Corporate debt securities	59,293	96,182
States and political subdivisions	126,748	170,413
Unit investment trusts	19,913	22,612
Private-label securitized product	5,680	1,631
Other	3,886	3,705
Totals	$745,466	$730,685

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $81.7 million and $232.8 million at December 31, 2018 and 2017, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$11,552	$30	$(44)	$11,538
U.S. government agencies:
Bonds	85,492	552	(433)	85,611
Residential mortgage-backed securities	391,428	608	(6,962)	385,074
Commercial mortgage-backed securities	11,703	189	(120)	11,772
Collateralized mortgage obligations	281,450	385	(5,436)	276,399
Corporate debt securities	53,614	268	(580)	53,302
States and political subdivisions	51,560	608	(206)	51,962
Totals	$886,799	$2,640	$(13,781)	$875,658

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$24,665	$107	$(103)	$24,669
U.S. government agencies:
Bonds	96,177	829	(366)	96,640
Residential mortgage-backed securities	246,707	538	(3,740)	243,505
Commercial mortgage-backed securities	11,966	105	(48)	12,023
Collateralized mortgage obligations	237,848	106	(4,142)	233,812
Corporate debt securities	66,868	1,819	(25)	68,662
States and political subdivisions	64,024	1,099	(115)	65,008
Totals	$748,255	$4,603	$(8,539)	$744,319

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,903	$3	$—	$9,906
U.S. government agencies:
Bonds	$39,018	$—	$(1,479)	$37,539
Residential mortgage-backed securities	21,903	—	(263)	21,640
Commercial mortgage-backed securities	87,065	271	(1,462)	85,874
Collateralized mortgage obligations	142,474	—	(5,000)	137,474
States and political subdivisions	50,649	91	(2,049)	48,691
Totals	$351,012	$365	$(10,253)	$341,124

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$39,015	$—	$(1,188)	$37,827
Residential mortgage-backed securities	16,130	44	—	16,174
Commercial mortgage-backed securities	71,373	241	(735)	70,879
Collateralized mortgage obligations	173,928	19	(3,969)	169,978
States and political subdivisions	55,403	437	(759)	55,081
Totals	$355,849	$741	$(6,651)	$349,939

Additionally, the Company had unrealized net losses of $0.9 million and unrealized net gains of $1.6 million from equity securities with fair values of $19.7 million and $21.2 million held at December 31, 2018 and December 31, 2017, respectively. The Company recognized net losses of $3.3 million during 2018, due to changes in the fair value of equity securities still held at the balance sheet date. During 2018, net gains recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Information regarding available for sale, held to maturity and equity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2018			December 31, 2017
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	1	$981	$6	6	$15,449	$69
Unrealized loss for twelve months or longer	3	3,556	39	1	4,150	34
	4	4,537	45	7	19,599	103
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	3	24,772	5	10	83,476	366
Unrealized loss for twelve months or longer	3	30,472	428	—	—	—
	6	55,244	433	10	83,476	366
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	8	66,791	432	15	121,968	820
Unrealized loss for twelve months or longer	27	194,228	6,530	11	93,358	2,920
	35	261,019	6,962	26	215,326	3,740
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	5,048	48
Unrealized loss for twelve months or longer	1	4,953	120	—	—	—
	1	4,953	120	1	5,048	48
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	11	44,394	498	16	90,886	819
Unrealized loss for twelve months or longer	28	140,483	4,938	17	80,492	3,323
	39	184,877	5,436	33	171,378	4,142
Corporate debt securities:
Unrealized loss for less than twelve months	8	16,256	282	1	5,073	25
Unrealized loss for twelve months or longer	8	15,665	297	—	—	—
	16	31,921	579	1	5,073	25
States and political subdivisions:
Unrealized loss for less than twelve months	29	8,590	27	9	6,981	97
Unrealized loss for twelve months or longer	18	9,029	179	9	2,876	18
	47	17,619	206	18	9,857	115
Total available for sale:
Unrealized loss for less than twelve months	60	161,784	1,250	58	328,881	2,244
Unrealized loss for twelve months or longer	88	398,385	12,531	38	180,876	6,295
	148	$560,169	$13,781	96	$509,757	$8,539

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2018			December 31, 2017
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	1	$5,950	$50
Unrealized loss for twelve months or longer	4	37,539	1,479	3	31,877	1,138
	4	37,539	1,479	4	37,827	1,188
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	8,411	89	—	—	—
Unrealized loss for twelve months or longer	3	13,229	174	—	—	—
	4	21,640	263	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	4,973	27	7	39,396	271
Unrealized loss for twelve months or longer	13	59,670	1,435	2	12,659	464
	14	64,643	1,462	9	52,055	735
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	2,051	26	10	37,064	264
Unrealized loss for twelve months or longer	24	135,423	4,974	12	128,270	3,705
	25	137,474	5,000	22	165,334	3,969
States and political subdivisions:
Unrealized loss for less than twelve months	9	6,431	56	22	11,079	71
Unrealized loss for twelve months or longer	86	32,909	1,993	46	18,598	688
	95	39,340	2,049	68	29,677	759
Total held to maturity:
Unrealized loss for less than twelve months	12	21,866	198	40	93,489	656
Unrealized loss for twelve months or longer	130	278,770	10,055	63	191,404	5,995
	142	$300,636	$10,253	103	$284,893	$6,651
Equity
Common and preferred stock:
Unrealized loss for less than twelve months	—	—	—	1	944	13
Unrealized loss for twelve months or longer	—	—	—	1	6,800	103
	—	$—	$—	2	$7,744	$116

During 2018, 2017 and 2016, the Company did not record any OTTI. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend, nor is it likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at December 31, 2018 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$50,468	$50,354	$11,301	$11,305
Due after one year through five years	96,689	96,799	25,732	24,842
Due after five years through ten years	32,435	32,239	4,908	4,786
Due after ten years	22,626	23,021	57,629	55,203
	202,218	202,413	99,570	96,136

Residential mortgage-backed securities	391,428	385,074	21,903	21,640
Collateralized mortgage obligations	281,450	276,399	142,474	137,474
Commercial mortgage-backed securities	11,703	11,772	87,065	85,874
	$886,799	$875,658	$351,012	$341,124

During 2018, 2017 and 2016, the Company recognized net gains from its trading portfolio of $6.2 million, $20.2 million and $15.9 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

trading activities of $41.9 million, $62.8 million and $109.8 million during 2018, 2017 and 2016, respectively. Other net realized gains on securities during 2018, 2017 and 2016 were nominal. All such net gains (losses) are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $612.3 million and $738.5 million (with a fair value of $600.0 million and $730.1 million, respectively) at December 31, 2018 and 2017, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.5 million and $9.3 million, respectively.

5. Loans Held for Investment and Allowance for Loan Losses

The Bank originates loans to customers primarily in Texas. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of agribusiness, construction, energy, real estate and wholesale/retail trade. The Hilltop Broker-Dealers make loans to customers and correspondents through transactions originated by both employees and independent retail representatives throughout the United States. The Hilltop Broker-Dealers control risk by requiring customers to maintain collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for loans are not included in the consolidated financial statements.

As previously discussed, the loans acquired in the FNB Transaction were subject to loss-share agreements with the FDIC. At the close of business on September 30, 2018, the loss-share agreements for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements were resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” Loans that were previously covered by the FDIC loss-share agreements are included in the “covered” portfolio segment as of December 31, 2017 and prior. The majority of the loans previously covered by the FDIC loss-share agreements are comprised primarily of commercial real estate and 1-4 family residential loans. Loans held for investment summarized by portfolio segment are as follows (in thousands).

	December 31,
	2018	2017
Commercial real estate	$2,940,120	$2,582,167
Commercial and industrial	1,508,451	1,351,418
Construction and land development	932,909	962,605
1-4 family residential	679,263	429,357
Mortgage warehouse	243,806	329,787
Consumer	47,546	40,446
Broker-dealer (1)	578,363	577,889
Covered	—	182,129
	6,930,458	6,455,798
Allowance for loan losses	(59,486)	(63,686)
Total loans held for investment, net of allowance	$6,870,972	$6,392,112

(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

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

In connection with the Bank Transactions, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of PCI loans (in thousands).

	December 31,
	2018	2017
Carrying amount	$93,072	$124,317
Outstanding balance	172,808	230,083

Changes in the accretable yield for PCI loans were as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$98,846	$156,847	$194,463
Additions	340	—	—
Reclassifications from nonaccretable difference, net (1)	26,166	12,946	47,407
Disposals of loans	(1,226)	(1,663)	—
Accretion	(43,433)	(69,284)	(84,536)
Transfer of loans to OREO (2)	—	—	(487)
Balance, end of year	$80,693	$98,846	$156,847

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

(2)	Transfer of loans to OREO is the difference between the value removed from the pool and the expected cash flows for the loan.

The remaining nonaccretable difference for PCI loans was $64.2 million and $91.9 million at December 31, 2018 and 2017, respectively. During 2018, 2017 and 2016, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the PCI loan portfolio acquired in the FNB Transaction as a result of the Bank’s strategic decision to dedicate resources to the liquidation of those loans acquired in the FNB Transaction during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$42,668	$5,549	$7,540	$13,089	$1,125
Owner occupied	36,246	11,657	2,967	14,624	304
Commercial and industrial	27,403	5,491	1,068	6,559	72
Construction and land development	10,992	74	390	464	92
1-4 family residential	106,503	646	57,681	58,327	1,299
Mortgage warehouse	—	—	—	—	—
Consumer	2,185	9	—	9	—
Broker-dealer	—	—	—	—	—
	225,997	23,426	69,646	93,072	2,892
Non-PCI
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	5,231	4,098	—	4,098	—
Commercial and industrial	22,277	9,891	1,740	11,631	721
Construction and land development	3,430	2,711	535	3,246	31
1-4 family residential	8,695	6,922	—	6,922	—
Mortgage warehouse	—	—	—	—	—
Consumer	149	42	—	42	—
Broker-dealer	—	—	—	—	—
	39,782	23,664	2,275	25,939	752
	$265,779	$47,090	$71,921	$119,011	$3,644

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2017	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$20,155	$7,770	$8,207	$15,977	$722
Owner occupied	20,042	3,067	6,115	9,182	670
Commercial and industrial	19,752	3,610	2,489	6099	89
Construction and land development	2,001	428	1,010	1,438	215
1-4 family residential	7,001	2,053	2,328	4,381	324
Mortgage warehouse	—	—	—	—	—
Consumer	2,377	12	115	127	18
Broker-dealer	—	—	—	—	—
Covered	226,889	2,641	84,472	87,113	2,697
	298,217	19,581	104,736	124,317	4,735
Non-PCI
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	15,504	10,934	3,686	14,620	932
Commercial and industrial	24,427	15,924	2,072	17,996	365
Construction and land development	668	—	611	611	93
1-4 family residential	1,596	1,177	—	1,177	—
Mortgage warehouse	—	—	—	—	—
Consumer	162	56	—	56	—
Broker-dealer	—	—	—	—	—
Covered	6,341	5,382	—	5,382	—
	48,698	33,473	6,369	39,842	1,390
	$346,915	$53,054	$111,105	$164,159	$6,125

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Average investment in impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2018	2017	2016
Commercial real estate:
Non-owner occupied	$14,533	$16,623	$19,871
Owner occupied	21,262	25,307	25,754
Commercial and industrial	21,143	19,189	20,216
Construction and land development	2,880	3,136	4,744
1-4 family residential	35,404	5,797	6,474
Mortgage warehouse	—	—	—
Consumer	117	361	659
Broker-dealer	—	—	—
Covered	46,248	115,085	181,921
	$141,587	$185,498	$259,639

Non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	December 31,	December 31,
	2018	2017
Commercial real estate:
Non-owner occupied	$1,226	$—
Owner occupied	4,098	14,620
Commercial and industrial	14,870	20,878
Construction and land development	3,278	611
1-4 family residential	7,026	1,614
Mortgage warehouse	—	—
Consumer	41	56
Broker-dealer	—	—
Covered	—	5,104
	$30,539	$42,883

At December 31, 2018 and 2017, non-accrual loans included PCI loans of $4.9 million and $3.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. In addition to the non-accrual loans in the table above, $3.4 million and $2.7 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at December 31, 2018 and 2017, respectively.

Interest income, including recoveries and cash payments, recorded on impaired loans was $1.4 million, $1.7 million and $1.3 million during 2018, 2017 and 2016, respectively. Except as noted above, PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

There were no TDRs granted during 2018. Information regarding TDRs granted during 2017 and 2016 is shown in the following table (in thousands). At December 31, 2018 and 2017, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	2	4,775	4,629	—	—	—
Commercial and industrial	1	1,357	1,186	1	1,196	944
Construction and land development	1	655	611	—	—	—
1-4 family residential	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
Covered	—	—	—	—	—	—
	4	$6,787	$6,426	1	$1,196	$944

All of the loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured loans during 2018, 2017 or 2016.

There were no TDRs granted during the twelve months preceding December 31, 2018, for which a payment was at least 30 days past due. The following table presents information regarding TDRs granted during the twelve months preceding December 31, 2017, for which a payment was at least 30 days past due (dollars in thousands).

Twelve Months Preceding December 31, 2017
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—
Owner occupied	1	1,481	1,352
Commercial and industrial	—	—	—
Construction and land development	1	655	611
1-4 family residential	—	—	—
Mortgage warehouse	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
Covered	—	—	—
	2	$2,136	$1,963

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2018	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,174	$199	$—	$1,373	$1,708,160	$13,089	$1,722,622	$—
Owner occupied	1,364	—	4,173	5,537	1,197,337	14,624	1,217,498	75
Commercial and industrial	1,792	1,049	11,051	13,892	1,488,000	6,559	1,508,451	3
Construction and land development	3,549	—	—	3,549	928,896	464	932,909	—
1-4 family residential	5,987	2,484	1,950	10,421	610,515	58,327	679,263	—
Mortgage warehouse	—	—	—	—	243,806	—	243,806	—
Consumer	254	147	—	401	47,136	9	47,546	—
Broker-dealer	—	—	—	—	578,363	—	578,363	—
	$14,120	$3,879	$17,174	$35,173	$6,802,213	$93,072	$6,930,458	$78

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2017	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$1,473,942	$15,977	$1,489,919	$—
Owner occupied	442	—	2,195	2,637	1,080,429	9,182	1,092,248	—
Commercial and industrial	2,702	312	5,714	8728	1,336,591	6,099	1,351,418	640
Construction and land development	1,685	101	—	1,786	959,381	1,438	962,605	—
1-4 family residential	1,490	1,290	418	3,198	421,778	4,381	429,357	—
Mortgage warehouse	—	—	—	0	329,787	—	329,787	—
Consumer	194	20	—	214	40,105	127	40,446	—
Broker-dealer	—	—	—	—	577,889	—	577,889	—
Covered	5,871	1,324	3,226	10,421	84,595	87,113	182,129	283
	$12,384	$3,047	$11,553	$26,984	$6,304,497	$124,317	$6,455,798	$923

In addition to the loans shown in the table above, PrimeLending had $83.1 million and $84.5 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $84.0 million and $85.2 million, respectively) that were 90 days past due and accruing interest at December 31, 2018 and 2017, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs, and (v) general economic conditions in state and local markets.

The Company utilizes a risk grading matrix to assign a risk grade to each of the loans in its portfolio with the exception of broker-dealer loans. A risk rating is assigned based on an assessment of the borrower’s management, collateral position, financial capacity, and economic factors. The general characteristics of the various risk grades are described below.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present the internal risk grades of loans, as previously described, in the portfolio by class (in thousands).

December 31, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,673,424	$—	$36,109	$13,089	$1,722,622
Owner occupied	1,175,225	2,083	25,566	14,624	1,217,498
Commercial and industrial	1,433,227	15,320	53,345	6,559	1,508,451
Construction and land development	929,130	—	3,315	464	932,909
1-4 family residential	601,264	393	19,279	58,327	679,263
Mortgage warehouse	243,806	—	—	—	243,806
Consumer	47,416	—	121	9	47,546
Broker-dealer	578,363	—	—	—	578,363
	$6,681,855	$17,796	$137,735	$93,072	$6,930,458

December 31, 2017	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,460,758	$6,408	$6,776	$15,977	$1,489,919
Owner occupied	1,030,611	1,239	51,216	9,182	1,092,248
Commercial and industrial	1,275,489	17,354	52,476	6,099	1,351,418
Construction and land development	958,157	2,259	751	1,438	962,605
1-4 family residential	419,317	—	5,659	4,381	429,357
Mortgage warehouse	329,787	—	—	—	329,787
Consumer	40,211	—	108	127	40,446
Broker-dealer	577,889	—	—	—	577,889
Covered	81,583	356	13,077	87,113	182,129
	$6,173,802	$27,616	$130,063	$124,317	$6,455,798

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Changes in the volume and severity of past due, non-accrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. Classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. The magnitude of the impact of these factors on the qualitative assessment of the allowance for loan loss changes from quarter to quarter.

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

In connection with the Bank Transactions, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans are accounted for in pools as well as on an individual loan basis. Cash flows expected to be collected are recast quarterly for each loan or pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions (similar to those used for the initial fair value estimate). Management judgment must be applied in developing these assumptions. If expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield. This increase in accretable yield is taken into income over the remaining life of the loan.

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

The allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While the Company believes it has an appropriate allowance for the existing loan portfolio at December 31, 2018, additional provisions for losses on existing loans may be necessary in the future.

During 2016, the Bank discovered irregularities in connection with a single loan that was in default. As a result, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016,

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

representing the entire outstanding principal balance of the loan. During the second quarter of 2017, the Bank recorded other noninterest income of $15.0 million from coverage provided by an insurance policy for forgery of a document delivered in connection with this loan.

Changes in the allowance for loan losses, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision (recovery)	Loans	Recoveries on	Balance,
Year Ended December 31, 2018	beginning of year	for loan losses	charged off	charged of loans	end of year
Commercial real estate	$27,232	$668	$(800)	$—	$27,100
Commercial and industrial	23,698	6,750	(12,741)	4,273	21,980
Construction and land development	7,847	(1,792)	—	6	6,061
1-4 family residential	4,245	(292)	(143)	146	3,956
Mortgage warehouse	—	—	—	—	—
Consumer	311	(15)	(93)	64	267
Broker-dealer	353	(231)	—	—	122
Total	$63,686	$5,088	$(13,777)	$4,489	$59,486

	Balance,	Provision (recovery)	Loans	Recoveries on	Balance,
Year Ended December 31, 2017	beginning of year	for loan losses	charged off	charged of loans	end of year
Commercial real estate	$22,262	$4,320	$(193)	$24	$26,413
Commercial and industrial	21,369	6,725	(6,253)	1,833	23,674
Construction and land development	7,002	848	(13)	7	7,844
1-4 family residential	2,974	(701)	(112)	201	2,362
Mortgage warehouse	—	—	—	—	—
Consumer	424	16	(208)	79	311
Broker-dealer	155	198	—	—	353
Covered	413	2,865	(571)	22	2,729
Total	$54,599	$14,271	$(7,350)	$2,166	$63,686

	Balance,	Provision (recovery)	Loans	Recoveries on	Balance,
Year Ended December 31, 2016	beginning of year	for loan losses	charged off	charged of loans	end of year
Commercial real estate	$15,669	$7,785	$(1,243)	$51	$22,262
Commercial and industrial	19,845	33,369	(33,776)	1,931	21,369
Construction and land development	6,064	938	—	—	7,002
1-4 family residential	3,314	(488)	(196)	344	2,974
Mortgage warehouse	—	—	—	—	—
Consumer	314	190	(203)	123	424
Broker-dealer	209	(53)	(1)	—	155
Covered	1,532	(1,121)	(119)	121	413
Total	$46,947	$40,620	$(35,538)	$2,570	$54,599

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans individually	Loans collectively
	evaluated for	evaluated for	PCI
December 31, 2018	impairment	impairment	loans	Total
Commercial real estate	$3,909	$2,908,498	$27,713	$2,940,120
Commercial and industrial	10,741	1,491,151	6,559	1,508,451
Construction and land development	3,241	929,204	464	932,909
1-4 family residential	—	620,936	58,327	679,263
Mortgage warehouse	—	243,806	—	243,806
Consumer	—	47,537	9	47,546
Broker-dealer	—	578,363	—	578,363
Total	$17,891	$6,819,495	$93,072	$6,930,458

	Loans individually	Loans collectively
	evaluated for	evaluated for	PCI
December 31, 2017	impairment	impairment	loans	Total
Commercial real estate	$13,782	$2,543,226	$25,159	$2,582,167
Commercial and industrial	16,819	1,328,500	6,099	1,351,418
Construction and land development	611	960,556	1,438	962,605
1-4 family residential	—	424,976	4,381	429,357
Mortgage warehouse	—	329,787	—	329,787
Consumer	—	40,319	127	40,446
Broker-dealer	—	577,889	—	577,889
Covered	—	95,016	87,113	182,129
Total	$31,212	$6,300,269	$124,317	$6,455,798

The allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans individually	Loans collectively
	evaluated for	evaluated for	PCI
December 31, 2018	impairment	impairment	loans	Total
Commercial real estate	$—	$25,671	$1,429	$27,100
Commercial and industrial	721	21,187	72	21,980
Construction and land development	31	5,938	92	6,061
1-4 family residential	—	2,657	1,299	3,956
Mortgage warehouse	—	—	—	—
Consumer	—	267	—	267
Broker-dealer	—	122	—	122
Total	$752	$55,842	$2,892	$59,486

	Loans individually	Loans collectively
	evaluated for	evaluated for	PCI
December 31, 2017	impairment	impairment	loans	Total
Commercial real estate	$932	$24,089	$1,392	$26,413
Commercial and industrial	365	23,220	89	23,674
Construction and land development	93	7,536	215	7,844
1-4 family residential	—	2,038	324	2,362
Mortgage warehouse	—	—	—	—
Consumer	—	293	18	311
Broker-dealer	—	353	—	353
Covered	—	32	2,697	2,729
Total	$1,390	$57,561	$4,735	$63,686

6. Covered Assets and Indemnification Asset

The Bank acquired certain assets and assumed certain liabilities of FNB in connection with an FDIC-assisted transaction on September 13, 2013 (the “Bank Closing Date”). As part of the Purchase and Assumption Agreement (the “P&A Agreement”) by and among the FDIC (as receiver of FNB), the Bank and the FDIC, the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company referred to acquired commercial and single family residential loan portfolios and OREO that were subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets were presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO were referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC agreed to reimburse the Bank the following amounts

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses were defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that were reimbursable to the FDIC for a particular asset was limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There was no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets were in effect for five years and ten years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC were in effect for eight years and ten years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” was measured separately from the covered loan portfolio because the agreements were not contractually embedded in the covered loans and were not transferable if the Bank chose to dispose of the covered loans. In accordance with the loss-share agreements, the Bank may have been required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements were less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment was calculated using a defined formula set forth in the P&A Agreement.

At the close of business on September 30, 2018, the loss-share agreements for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which the loss-share agreements for single family residential assets and commercial assets were terminated in exchange for the payment by the FDIC to the Bank of $6.26 million. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.”

Covered Other Real Estate Owned

A summary of the activity in OREO previously covered by the FDIC loss-share agreements is as follows (in thousands)(1).

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$36,744	$51,642	$99,090
Additions to covered OREO	5,284	6,700	13,876
Dispositions of covered OREO	(10,145)	(17,866)	(42,843)
Valuation adjustments in the period	(2,027)	(3,732)	(18,481)
Transfer to other assets as a result of loss-share termination	(29,856)	—	—
Balance, end of year	$—	$36,744	$51,642

(1)

The additions, dispositions and valuation adjustments during 2018 as presented in the table represent activity from January 1, 2018 through September 30, 2018, prior to the expiration and termination of the FDIC loss-share agreements. All previously “covered” OREO is included in other assets as of December 31, 2018.

During 2018, 2017 and 2016, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required. The downward valuations recorded during the periods presented above were related to covered assets subject to the loss-share agreements with the FDIC.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO, due to the availability of more information as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received. Any increases to fair value up to the amount of cumulative losses previously recognized are recorded as gains when the asset is subsequently sold.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As previously discussed, upon termination of the loss-share agreements, OREO acquired in the FNB Transaction which was previously identified as “covered” is now included in other assets within the consolidated balance sheets.

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$29,340	$71,313	$91,648
FDIC Indemnification Asset accretion (amortization)	(6,509)	(17,083)	242
Transfers to due from FDIC and other	—	(24,890)	(20,577)
FDIC loss-share termination	(22,831)	—	—
Balance, end of year	$—	$29,340	$71,313

In October 2018, in conjunction with the receipt of the $6.26 million payment associated with the termination of the FDIC loss-share agreements, the then-remaining FDIC Indemnification Asset of $22.8 million and the FDIC true-up accrual of $16.6 million were removed with no further impact to the Company’s consolidated statements of operations.

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2018	2017
Cash on hand	$47,621	$44,765
Clearings and collection items	83,949	92,271
Deposits at Federal Reserve Bank	425,770	248,442
Deposits at Federal Home Loan Bank	1,595	1,501
Deposits in FDIC-insured institutions	85,138	99,998
	$644,073	$486,977

The amounts above include interest-bearing deposits of $469.4 million and $302.2 million at December 31, 2018 and 2017, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2018.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2018	2017
Land and premises	$147,783	$111,203
Furniture and equipment	259,082	207,552
	406,865	318,755
Less accumulated depreciation and amortization	(169,492)	(141,178)
	$237,373	$177,577

The amounts shown above include gross assets recorded under capital leases of $7.8 million and $8.4 million, with accumulated amortization of $3.6 million and $3.3 million at December 31, 2018 and 2017, respectively.

Occupancy expense was reduced by rental income of $1.4 million, $1.8 million and $2.0 million during 2018, 2017 and 2016, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $33.1 million, $34.6 million and $35.4 million during 2018, 2017 and 2016, respectively.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets

At December 31, 2018, the carrying amount of goodwill of $291.4 million was comprised of $39.6 million recorded during the third quarter of 2018 in connection with the BORO Acquisition, $24.0 million recorded in connection with the acquisition of NLC and $227.8 million recorded in connection with the PlainsCapital Merger.

Other intangible assets of $38.0 million and $36.4 million at December 31, 2018 and 2017, respectively, include an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLC acquisition in January 2007.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reporting units. At October 1, 2018, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value. The Company estimated the fair values of its reporting units based on both a market and income approach using historical, normalized actual and forecasted results. Based on this evaluation, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

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

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2018	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(31,062)	$17,868
Trademarks and trade names	15	-	20	20,000	(8,844)	11,156
Noncompete agreements	4	-	6	11,650	(11,650)	—
Customer contracts and relationships	12	-	14	21,400	(15,465)	5,935
Agent relationships	13			3,600	(3,554)	46
				$105,580	$(70,575)	$35,005

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2017	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$38,930	$(26,381)	$12,549
Trademarks and trade names	15	-	20	20,000	(7,860)	12,140
Noncompete agreements	4	-	6	11,650	(10,529)	1,121
Customer contracts and relationships	12	-	14	21,400	(13,906)	7,494
Agent relationships	13			3,600	(3,472)	128
				$95,580	$(62,148)	$33,432

Amortization expense related to intangible assets during 2018, 2017 and 2016 was $8.4 million, $8.3 million and $10.2 million, respectively.

The estimated aggregate future amortization expense for intangible assets at December 31, 2018 is as follows (in thousands).

2019	$7,851
2020	6,539
2021	5,313
2022	3,987
2023	2,860
Thereafter	8,455
$35,005

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$54,714	$61,968	$52,285
Additions	25,028	16,401	23,381
Sales	(9,303)	(17,499)	(7,586)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	159	(1,722)	(153)
Due to customer payoffs	(4,496)	(4,434)	(5,959)
Balance, end of year	$66,102	$54,714	$61,968

	December 31,
	2018	2017
Mortgage loans serviced for others	$5,086,461	$4,762,042
MSR asset as a percentage of serviced mortgage loans	1.30%	1.15%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2018	2017
Weighted average constant prepayment rate	10.51%	10.93%
Weighted average discount rate	11.11%	11.03%
Weighted average life (in years)	7.1	6.9

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2018	2017
Constant prepayment rate:
Impact of 10% adverse change	$(2,512)	$(1,948)
Impact of 20% adverse change	(4,980)	(3,839)
Discount rate:
Impact of 10% adverse change	(2,677)	(2,135)
Impact of 20% adverse change	(5,139)	(4,103)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $23.3 million, $20.7 million and $23.8 million during 2018, 2017 and 2016, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2018	2017
Noninterest-bearing demand	$2,560,750	$2,411,849
Interest-bearing:
NOW accounts	1,358,196	1,202,752
Money market	2,725,541	2,222,555
Brokered - money market	5,000	101,624
Demand	393,685	411,771
Savings	184,700	218,812
Time	1,308,284	1,313,482
Brokered - time	—	95,274
	$8,536,156	$7,978,119

At December 31, 2018, deposits include $655.6 million of time deposit accounts that meet or exceed the FDIC insurance limit of $250,000. Scheduled maturities of interest-bearing time deposits at December 31, 2018 are as follows (in thousands).

2019	$991,402
2020	237,452
2021	21,269
2022	13,327
2023 and thereafter	44,834
$1,308,284

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2018	2017
Federal funds purchased	$100,100	$101,775
Securities sold under agreements to repurchase	576,707	539,149
Federal Home Loan Bank	200,000	250,000
Short-term bank loans	189,000	315,500
	$1,065,807	$1,206,424

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

	Year Ended December 31,
	2018	2017	2016
Average balance during the year	$701,622	$588,847	$368,012
Average interest rate during the year	1.96%	1.06%	0.58%
Maximum month-end balance during the year	849,568	904,704	520,715

	December 31,
	2018	2017
Average interest rate at end of year	2.43%	1.21%
Securities underlying the agreements at end of year:
Carrying value	$587,609	$581,636
Estimated fair value	$618,231	$598,300

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans.  At December 31, 2018, the Bank had available collateral of $3.4 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2018	2017	2016
Average balance during the period	$214,110	$390,616	$361,475
Average interest rate during the period	2.09%	1.08%	0.46%
Maximum month-end balance during the year	$675,000	$850,000	$1,000,000

	December 31,
	2018	2017
Average interest rate at end of period	2.65%	1.30%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2018 and 2017 was 3.35% and 2.27%, respectively.

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2018	2017
Senior Notes due April 2025, net of discount of $1,393 and $1,545, respectively	$148,607	$148,455
FHLB notes, net of premium of $222 and $436, respectively, with maturities ranging from September 2020 to June 2030 and interest payable monthly	4,391	19,402
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (6.89% at December 31, 2018) with interest payable quarterly	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (6.84% at December 31, 2018) with interest payable quarterly	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (6.84% at December 31, 2018) with interest payable quarterly	7,500	7,500
Insurance company line of credit due December 30, 2019, 3.25% plus a calculated index rate (4.220% at December 31, 2018) with interest payable quarterly	—	1,000
Ventures Management lines of credit due March 2019	48,374	12,452
	$228,872	$208,809

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Federal Home Loan Bank notes

The FHLB notes, assumed by the Bank in the SWS Merger, have interest rates ranging from 2.88% to 5.70%, with a weighted average interest rate of 3.69% at December 31, 2018. The FHLB notes, as well as other borrowings from the FHLB, are collateralized by FHLB stock, a blanket lien on commercial and real estate loans, as well as by the amount of securities that are in safekeeping at the FHLB, the value of which was $3.4 billion at December 31, 2018.

NLIC and ASIC Notes Payable

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The NLIC and ASIC loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants at December 31, 2018.

NLC has entered into an indenture relating to the NLIC and ASIC notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLC’s ratings are downgraded by a nationally recognized statistical rating organization as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), then each holder of the notes governed by such indenture has the right to require that NLC purchase such holder’s notes in whole or in part at a price equal to 100% of the outstanding principal amount.

Insurance Company Line of Credit

The Company’s insurance subsidiary has a line of credit with a financial institution which allows for borrowings by NLC of up to $7.5 million and is collateralized by substantially all of NLC’s assets. The loan agreements relating to the line of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. The Company was in compliance with the covenants at December 31, 2018.

Ventures Management Lines of Credit

At December 31, 2018, Ventures Management’s ABAs had combined available lines of credit totaling $110.0 million, $50.0 million of which was with a single unaffiliated bank and $60.0 million of which was with the Bank. At December 31, 2018, the outstanding balance of $48.4 million was related to two lines of credit, both with an unaffiliated bank with stated interest rates of the greater of a calculated index rate on mortgage notes or 2.75%. The weighted average interest rate of these two lines of credit at December 31, 2018 was 4.16%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. The Company was in compliance with the covenants at December 31, 2018.

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2018 are as follows (in thousands).

2019	$48,374
2020	2,389
2021	462
2022	157
2023	—
Thereafter	178,661
$230,043

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2018 was 5.95%. The term, rate and other features of the preferred securities are the same as the Debentures. PCC’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

15. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$19,504	$63,769	$82,970
State	2,349	$5,440	$10,181
	21,853	69,209	93,151
Deferred:
Federal	11,352	$40,176	$(6,732)
State	1,845	$757	$(2,958)
	13,197	40,933	(9,690)
	$35,050	$110,142	$83,461

The income tax provision differs from the amount that would be computed by applying the statutory Federal income tax rate to income before income taxes as a result of the following (in thousands). The applicable corporate federal income tax rates were 21% for 2018 and 35% for 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Computed tax at federal statutory rate	$33,763	$85,150	$80,992
Tax effect of:
Tax Legislation	—	28,363	—
Non-taxable acquisition adjustment	263	(6,682)	—
Nondeductible transaction costs	86	774	2,608
Nondeductible expenses	2,864	3,089	3,301
State income taxes	3,313	4,028	4,708
Tax-exempt income, net	(1,432)	(2,758)	(2,850)
Valuation allowance	—	—	(2,094)
Minority interest	(900)	(210)	(718)
Share-based compensation benefit	(273)	(412)	(2,391)
Prior year return to provision adjustment	(1,682)	(943)	251
Other	(952)	(257)	(346)
	$35,050	$110,142	$83,461

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2018	2017
Deferred tax assets:
Net operating and built-in loss carryforward	$9,656	$11,697
Purchase accounting adjustment - loans	19,673	24,883
Allowance for loan losses	14,137	15,105
Compensation and benefits	14,865	15,860
Legal and other reserves	3,483	4,359
Foreclosed property	3,974	5,859
Other	15,142	11,961
	80,930	89,724
Deferred tax liabilities:
Premises and equipment	12,344	10,288
FDIC Indemnification Asset	—	2,960
Intangible assets	9,326	8,994
Derivatives	4,169	4,527
Loan servicing	15,761	13,184
Other	7,074	8,157
	48,674	48,110
Net deferred tax asset	$32,256	$41,614

The Tax Legislation enacted on December 22, 2017 significantly revised the U.S. corporate income tax by lowering corporate income tax rates. The Company’s results during the fourth quarter and full year of 2017 include the estimated impact of a non-recurring, non-cash charge of $28.4 million as a result of the enactment of the Tax Legislation. The charge was primarily due to the revaluation of deferred tax assets as a result of the reduction in the corporate tax rate from 35% to 21%, and other anticipated impacts associated with the Tax Legislation. Deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation were final as of September 30, 2018.

The Company’s effective tax rate was 21.8%, 45.3% and 36.1% during 2018, 2017 and 2016, respectively. The 2018 effective tax rate approximated statutory rates and included the effect of tax planning strategies in conjunction with the Tax Legislation, offset by non-deductible expenses. In addition, a tax benefit was recognized from the portion of the indemnification reserve that was a deductible settlement amount. The effective tax rate during 2017 was higher than the statutory rate primarily due to the revaluation of deferred tax assets as a result of the Tax Legislation, partially offset by a non-taxable gain recorded in the resolution of the SWS appraisal proceedings as the SWS Merger was a tax-free reorganization. The effective tax rate during 2016 was relatively consistent with the statutory rate, but did include effects related to non-deductible transaction costs associated with the SWS Merger, offset by the reversal of a valuation allowance of $2.2 million previously established on a deferred tax asset associated with the SWS Merger and the recognition of excess tax benefits on share-based payment awards as a result of the Company’s adoption of the provisions of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016.

At December 31, 2018 and 2017, the Company had net operating loss carryforwards for Federal income tax purposes of $20.9 million and $29.9 million, respectively (or $4.4 million and $6.3 million, respectively, on a tax effected basis at applicable rates for respective tax years). The net operating loss carryforwards are subject to an annual Section 382 limitation on their usage. These net operating loss carryforwards expire in starting in 2033. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. At December 31, 2018, the Company also had a recognized built-in loss (“RBIL”) carryover of $20.5 million from the ownership change resulting from the SWS Merger. These RBILs, if recognized during a five year recognition period before January 1, 2020, are subject to the annual Section 382 limitation rules similar to the Company’s net operating loss carryforwards. The RBIL’s are expected to be fully realized prior to any expiration. The Company’s remaining net unrealized built-in loss of $9.4 million, if recognized during a five year recognition period before January 1, 2020, would also be subject to the Section 382 limitation.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2018 or 2017.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At December 31, 2018 and 2017, the total amount of gross unrecognized tax benefits was $3.1 million and $1.6 million, respectively, of which $2.5 million and $1.2 million, respectively, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$1,574	$1,704	$644
Increases related to tax positions taken during a prior year	770	476	844
Decreases related to tax positions taken during a prior year	—	(1,273)	—
Increases related to tax positions taken during the current year	712	667	216
Balance, end of year	$3,056	$1,574	$1,704

Specific positions that may be resolved include issues involving apportionment and tax credits. At December 31, 2018, the unrecognized tax benefit is recorded as taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2015. The Company is open for various state tax audits for tax years 2014 and later.

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for these matching contributions totaled $15.0 million, $13.9 million and $15.1 million during 2018, 2017 and 2016, respectively.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability of $8.9 million associated with separate retention agreements entered into between Hilltop and two executive officers. At December 31, 2018 and 2017, the recorded liability, including interest, was $9.2 million and $9.1 million, respectively.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2018 and 2017, the carrying value of the policies included in other assets was $26.5 million and $25.8 million, respectively. During each of 2018, 2017 and 2016, the Bank recorded income of $0.6 million related to the policies that was reported in other noninterest income within the consolidated statement of operations.

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

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2018 and 2017, respectively. Investments in Hilltop common stock, which are carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at December 31, 2018 and 2017, respectively.

17. Related Party Transactions

Pursuant to a Sublease Agreement, Diamond A Administration Company LLC (“Diamond A Admin”), an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 16.8% of Hilltop common stock at December 31, 2018, provided office space to Hilltop at a cost of $24 thousand per month. This Sublease Agreement expired July 31, 2018 and was not renewed.

Jeremy B. Ford, a director and the President and Co-Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P. Diamond A Financial, L.P. owned 16.8% of the outstanding Hilltop common stock at December 31, 2018. He also is a director and the Secretary of Diamond A Admin, which provided office space to Hilltop as described in the preceding paragraph. Diamond A Admin is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $1.2 million and $34.6 million at December 31, 2018 and 2017, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2018, there were no principal additions and total principal payments were $33.5 million.

At December 31, 2018 and 2017, the Bank held deposits of related parties of $126.3 million and $151.0 million, respectively.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $5.0 million at December 31, 2018.

The Bank purchased loans from a company for which a related party serves as a director, president and chief executive officer. At December 31, 2018 and 2017, the outstanding balance of the purchased loans was $1.2 million and $2.1 million, respectively.  The loans were purchased with recourse in the ordinary course of business and the related party had no direct financial interest in the transaction.

Hilltop Plaza Investment

On July 31, 2018, HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) purchased approximately 1.7 acres of land in the City of University Park, Texas for $38.5 million. Hillcrest Land LLC is owned equally between Hilltop Investments I, LLC, a wholly owned entity of Hilltop, and Diamond Ground, LLC, an affiliate of Gerald J. Ford. Each of Hilltop Investments I, LLC and Diamond Ground, LLC contributed $19.3 million to Hillcrest Land LLC to complete the purchase. As the voting rights of Hillcrest Land LLC are shared equally between the Company and Diamond Ground, LLC, there is no primary beneficiary, and Diamond Ground, LLC’s interest in Hillcrest Land LLC has been reflected as a noncontrolling interest in the Company’s consolidated financial statements. Therefore, the Company has consolidated Hillcrest Land LLC under the VIE model according to the “most-closely associated” test. The purchased land is included within premises and equipment, net in the consolidated balance sheets. Any income (loss) associated with Hillcrest Land LLC is included within other noninterest income in the consolidated statements of operations. Trusts for which Jeremy Ford and the wife of Corey Prestidge are a beneficiary own 10.2% and 10.1%, respectively, of Diamond Ground, LLC.

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

Hilltop and the Bank entered into leases for an aggregate of approximately 72,000 of the total 119,000 square feet of rentable space in Hilltop Plaza to serve as the headquarters for both companies. The two separate 129-month office and retail leases have combined total base rent of approximately $35 million with the first nine months of rent abated. Move-in is expected in the fourth quarter of 2019. The office and retail leases were considered under the build-to-suit provisions of ASC 840, and the Company was determined to be the accounting owner of the project as its affiliate, HTH Project LLC, has an equity investment in the project. As such, the assets of Hilltop Plaza are recognized during the construction period as costs are incurred to construct the asset, with a corresponding liability representing the costs paid for by the lessor (the Co-Owners). At December 31, 2018, the $27.8 million of costs incurred to date are included within premises and equipment and other liabilities, respectively, in the consolidated balance sheets.

All intercompany transactions associated with the Hilltop Plaza investment and the related transactions discussed above are eliminated in consolidation.

18. Commitments and Contingencies

During 2017, the Bank acted as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated to $3.0 million at December 31, 2017. There were no such transactions during 2018.

Legal Matters

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies based on information currently available, including advice of counsel. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. A portion of the Company’s exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies, the Company does not take into account the availability of insurance coverage, other than that provided by reinsurers in the insurance segment. When it is practicable, the Company estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. When the Company is able to estimate such probable losses, and when it estimates that it is reasonably possible it could incur losses in excess of amounts accrued, the Company is required to make a disclosure of the aggregate estimation. As available information changes, however, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

As a part of an industry-wide Inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the DOJ related to this Inquiry. According to the Civil Investigative Demand, the DOJ conducted an investigation to determine whether PrimeLending violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. In order to avoid the delay, uncertainty, inconvenience and expense of protracted ligation, on October 23, 2018, PrimeLending entered into a Settlement Agreement and an Indemnification Agreement with the DOJ and HUD, respectively. In these agreements, PrimeLending did not admit to any liability or wrongdoing, and the DOJ and HUD did not make any concessions with respect to their alleged claims. These agreements provide for payments to each of the DOJ and HUD of $6.75 million. In exchange for these payments, each of the DOJ and HUD released any civil claims it may have related to certain loans originated by PrimeLending. The payments were made to the DOJ and HUD during the fourth quarter of 2018 and the indemnification liability related to this matter was released. Accordingly, the Company’s operating results or financial condition will not be impacted by this matter in future periods.

While the final outcome of litigation and claims exposures or of any Inquiries is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation and Inquiries will not, except related to specific matters disclosed above, have a material effect on the Company’s business, consolidated financial position,

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

At December 31, 2018 and 2017, the mortgage origination segment’s indemnification liability reserve totaled $10.7 million and $23.5 million, respectively. The provision for indemnification losses was $3.2 million, $4.0 million and $4.6 million during 2018, 2017 and 2016, respectively.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$33,702	$40,669	$57,298
Claims made	22,156	42,330	21,410
Claims resolved with no payment	(13,169)	(37,439)	(19,696)
Repurchases	(8,250)	(6,490)	(4,164)
Indemnification payments	(655)	(5,368)	(14,179)
Balance, end of period	$33,784	$33,702	$40,669

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$23,472	$18,239	$16,640
Additions for new sales	3,170	3,962	4,638
Repurchases	(612)	(466)	(392)
Early payment defaults	(368)	(228)	(241)
Indemnification payments	(13,687)	(713)	(2,482)
Change in reserves for loans sold in prior years	(1,274)	2,678	76
Balance, end of period	$10,701	$23,472	$18,239

	December 31,
	2018	2017
Reserve for Indemnification Liability (1):
Specific claims	$676	$646
Incurred but not reported claims	10,025	22,826
Total	$10,701	$23,472

(1)

As a result of the DOJ and HUD agreements discussed above, at December 31, 2018, the change in the Reserve for Indemnification Liability reflects the total of $13.5 million of payments made to the DOJ and HUD to resolve the specific claims related to this matter. These claims were included in incurred but not reported claims in prior periods.

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

Hilltop and its subsidiaries lease space, primarily for corporate offices, branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 10 years and under capital leases with remaining terms of 5 to 9 years. Rental expense under the operating leases was $42.9 million, $43.5 million and $41.9 million in 2018, 2017 and 2016, respectively.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Future minimum lease payments under lease agreements that had commenced as of December 31, 2018, excluding intercompany leases and subleases which are eliminated in consolidation, are presented below (in thousands).

	Operating Leases	Capital Leases
2019	$36,171	$1,186
2020	29,109	1,197
2021	21,058	1,212
2022	16,386	1,241
2023	12,361	1,280
Thereafter	18,264	3,460
Total minimum lease payments	$133,349	9,576
Amount representing interest		(1,221)
Present value of minimum lease payments		$8,355

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.4 billion at December 31, 2018 and outstanding financial and performance standby letters of credit of $85.0 million at December 31, 2018.

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

20. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2018, 1,246,880 shares of common stock remain available for issuance pursuant to the 2012 Plan,

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

including shares that may be delivered pursuant to outstanding awards.  Compensation expense related to the 2012 Plan was $9.1 million, $10.8 million and $10.5 million during 2018, 2017 and 2016, respectively.

During 2018, 2017 and 2016, Hilltop granted 30,400, 16,859 and 21,224 shares of common stock, respectively, to certain non-employee members of the Company’s board of directors for services rendered to the Company pursuant to the 2012 Plan.

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

The following table summarizes information about Restricted Stock Award and RSU activity for the noted periods (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2015	453	$13.50	875	$21.22
Granted	-	$-	598	$17.78
Vested/Released	(447)	$13.41	(7)	$22.22
Forfeited	(2)	$19.72	(10)	$20.70
Balance, December 31, 2016	4	$19.95	1,456	$19.83
Granted	-	$-	450	$26.37
Vested/Released	(4)	$19.95	(451)	$22.48
Forfeited	-	$-	(137)	$22.41
Balance, December 31, 2017	-	$-	1,318	$20.89
Granted	-	$-	510	$24.00
Vested/Released	-	$-	(406)	$19.92
Forfeited	-	$-	(152)	$20.97
Balance, December 31, 2018	-	$-	1,270	$22.44

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 327,387 shares withheld to satisfy employee statutory tax obligations during 2018, 2017 and 2016. Pursuant to certain RSU award agreements, an aggregate of 17,481 vested RSUs at December 31, 2018 require deferral of the settlement in shares and statutory tax obligations to a future date.

During 2018, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 486,155 RSUs pursuant to the 2012 Plan. At December 31, 2018, 366,827 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

grant date, and 84,626 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2018, in the aggregate, 1,010,075 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 258,773 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2018, unrecognized compensation expense related to outstanding RSUs of $12.8 million is expected to be recognized over a weighted average period of 1.25 years.

21. Regulatory Matters

Banking and Hilltop

PlainsCapital, which includes the Bank and PrimeLending, and Hilltop are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require PlainsCapital and Hilltop to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company is ultimately dependent upon its subsidiaries to provide funding for operating expenses, debt service and dividends. Various laws limit the payment of dividends and other distributions by subsidiaries to parent companies, and may therefore limit the Company’s ability to pay dividends on its common stock. In addition, the federal bank regulatory agencies have issued policy statements providing that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings. Furthermore, if required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or are suspended, the Company may be prohibited from paying dividends on its common stock. Regulatory authorities could also impose administratively stricter limitations on the ability of the Company’s subsidiaries to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for PlainsCapital and Hilltop. Based on the actual ratios as shown in the table below, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of December 31, 2018, as well as the fully phased-in requirements through 2019.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2018, under guidance issued by the Board of Governors of the Federal Reserve System.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables show PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect as measured at December 31, 2018 and 2017, respectively (dollars in thousands).  Based on the actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018
Tier 1 capital (to average assets):
PlainsCapital	$1,183,447	12.47%	4.0%	4.0%	5.0%
Hilltop	1,680,364	12.53%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,183,447	13.90%	6.375%	7.0%	6.5%
Hilltop	1,634,978	16.58%	6.375%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,183,447	13.90%	7.875%	8.5%	8.0%
Hilltop	1,680,364	17.04%	7.875%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,245,177	14.63%	9.875%	10.5%	10.0%
Hilltop	1,722,602	17.47%	9.875%	10.5%	N/A

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2017
Tier 1 capital (to average assets):
PlainsCapital	$1,147,527	12.32%	4.0%	4.0%	5.0%
Hilltop	1,688,358	12.94%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	5.75%	7.0%	6.5%
Hilltop	1,639,009	17.71%	5.75%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,147,527	14.47%	7.25%	8.5%	8.0%
Hilltop	1,688,358	18.24%	7.25%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,212,793	15.29%	9.25%	10.5%	10.0%
Hilltop	1,738,325	18.78%	9.25%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2018		December 31, 2017
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,459,985	$1,949,470	$1,379,402	$1,912,081
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	7,988	8,627	3,520	394
Deduct:
Goodwill and other disallowed intangible assets	(282,238)	(319,942)	(235,395)	(273,466)
Other	(2,288)	(3,177)	—	—
Common equity Tier 1 capital (as defined)	1,183,447	1,634,978	1,147,527	1,639,009
Add: Tier 1 capital
Trust preferred securities	—	65,000	—	65,000
Deduct:
Additional Tier 1 capital deductions	—	(19,614)	—	(15,651)
Tier 1 capital (as defined)	1,183,447	1,680,364	1,147,527	1,688,358
Add: Allowable Tier 2 capital
Allowance for loan losses, including unfunded commitments	61,730	61,852	65,266	65,618
Deduct:
Additional Tier 2 capital deductions	—	(19,614)	—	(15,651)
Total capital (as defined)	$1,245,177	$1,722,602	$1,212,793	$1,738,325

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

At December 31, 2018, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$193,995	$3,073
Less: required net capital	10,898	250
Excess net capital	$183,097	$2,823

Net capital as a percentage of aggregate debit items	35.6%
Net capital in excess of 5% aggregate debit items	$166,750

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At December 31, 2018 and 2017, the Hilltop Broker-Dealers held cash of $134.0 million and $186.6 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2018 and 2017.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of December 31, 2018, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

Insurance

The statutory financial statements of the Company’s insurance subsidiaries, are domiciled in the State of Texas, are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the statutory accounting practices of the National Association of Insurance Commissioners (“NAIC”) as the basis of its statutory accounting practices with certain differences that are not significant to the insurance company subsidiaries’ statutory equity.

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	December 31,
	2018	2017
Statutory capital and surplus:
National Lloyds Insurance Company	$78,637	$93,812
American Summit Insurance Company	17,908	22,778

	Year Ended December 31,
	2018	2017	2016
Statutory net income (loss):
National Lloyds Insurance Company	$9,114	$(1,785)	$13,043
American Summit Insurance Company	(1,304)	742	2,124

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2018, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2018, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2018, $163.5 million of its earnings was available for dividend declaration without prior regulatory approval.

At December 31, 2018, the maximum aggregate dividend that may be paid to NLC from its insurance company subsidiaries without regulatory approval was $11.7 million.

Dividends

During 2018, 2017 and 2016, the Company declared and paid cash dividends of $0.28, $0.24 and $0.06 per common share, or $26.7 million, $23.1 million and $5.8 million, respectively.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On January 24, 2019, the Company announced that its board of directors declared a quarterly cash dividend of $0.08 per common share, payable on February 28, 2019, to all common stockholders of record as of the close of business on February 15, 2019.

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

In January 2017, the Hilltop board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018. During 2017, the Company paid $27.4 million to repurchase an aggregate of 1,057,656 shares of common stock at an average price of $25.87 per share, inclusive of repurchases to offset dilution related to grants of stock-based compensation. This stock repurchase program expired in January 2018. All purchases were funded from available cash balances.

In January 2018, the Hilltop board of directors authorized a stock repurchase program through January 2019 pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. In July 2018, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program to $100.0 million, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2018, the Company paid $59.0 million to repurchase an aggregate of 2,729,568 shares of common stock at an average price of $21.61 per share. These shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances.

In January 2019, our board of directors authorized a new stock repurchase program through January 2020, pursuant to which we are authorized to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

23. Other Noninterest Income and Expense

The following table shows the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2018	2017	2016
Other noninterest income:
Net gains from Hilltop Broker-Dealer trading activities	$41,543	$70,922	$86,383
Service charges on depositor accounts	14,484	14,429	14,162
Trust fees	9,807	7,485	6,782
Net gain from trading securities portfolio	6,197	20,210	15,926
Insurance commissions	5,211	4,819	4,206
Insurance direct billing and other policy fees	3,930	4,353	4,818
Revenue from check and stored value cards	2,966	3,169	5,036
Rent and other income from other real estate owned	764	1,280	1,461
SWS merger appraisal proceeding	—	11,757	—
FDIC Indemnification Asset accretion	—	—	242
Other	11,403	25,546	15,248
	$96,305	$163,970	$154,264
Other noninterest expense:
Software and information technology	$56,986	$45,891	$38,421
Brokerage commissions and fees	20,674	22,884	24,654
Mortgage origination and servicing	19,705	22,353	25,736
Unreimbursed loan closing costs	16,798	20,428	31,234
Business development	15,913	18,619	19,738
Travel, meals and entertainment	12,389	12,839	13,683
Amortization of intangible assets	8,426	8,263	10,174
FDIC indemnification asset amortization	6,509	17,083	—
Office supplies	6,123	7,806	8,719
Funding fees	5,414	8,464	7,451
OREO and repossessed assets	3,885	4,004	13,438
FDIC "true-up"	250	2,100	8,750
Other	51,183	51,362	49,523
	$224,255	$242,096	$251,521

24. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and Eurodollar futures. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including U.S. Treasury bond futures and options, to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses both U.S. Treasury bond and Eurodollar futures to hedge changes in the fair value of their securities.

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair values of PrimeLending’s derivative instruments decreased $12.8 million during 2018, compared with a decrease of $13.1 million during 2017 and an increase of $8.0 million during 2016. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivatives decreased $0.4 million during 2018, compared with an increase of and $8.1 million during 2017 and a decrease of $23.4 million during 2016. The fair values of the Bank’s derivatives increased nominally during 2018, and increased $0.3 million and $0.4 million during 2017 and 2016, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	December 31, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$677,267	$17,421	$850,850	$18,851
Customer-based written options	31,200	(49)	21,637	38
Customer-based purchased options	31,200	49	21,637	(38)
Commitments to purchase MBSs	2,359,630	10,467	2,831,635	(921)
Commitments to sell MBSs	3,711,477	(19,315)	4,963,498	2,972
Interest rate swaps	15,104	82	25,971	51
U.S. Treasury bond futures and options (1)	367,200	—	214,500	—
Eurodollar futures (1)	104,000	—	—	—

(1)Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

PrimeLending has cash collateral advances totaling $11.9 million and $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at December 31, 2018 and 2017, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $3.4 million and $3.2 million on its U.S. Treasury bond futures and options and Eurodollar futures at December 31, 2018 and 2017, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2018
Securities borrowed:
Institutional counterparties	$1,365,547	$—	$1,365,547	$(1,307,121)	$—	$58,426

Interest rate options:
Customer counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	88	—	88	—	—	88

Reverse repurchase agreements:
Institutional counterparties	61,611	—	61,611	(61,390)	—	221

Forward MBS derivatives:
Institutional counterparties	10,469	—	10,469	(10,469)	—	—
	$1,437,764	$—	$1,437,764	$(1,378,980)	$—	$58,784
December 31, 2017
Securities borrowed:
Institutional counterparties	$1,386,821	$—	$1,386,821	$(1,327,536)	$—	$59,285

Interest rate options:
Customer counterparties	38	—	38	—	—	38

Reverse repurchase agreements:
Institutional counterparties	186,537	—	186,537	(186,026)	—	511

Forward MBS derivatives:
Institutional counterparties	3,576	—	3,576	(3,576)	—	—
	$1,576,972	$—	$1,576,972	$(1,517,138)	$—	$59,834

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2018
Securities loaned:
Institutional counterparties	$1,186,073	$—	$1,186,073	$(1,136,033)	$—	$50,040

Interest rate options:
Institutional counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	6	—	6	—	—	6

Repurchase agreements:
Institutional counterparties	533,441	—	533,441	(533,441)	—	—
Customer counterparties	43,266	—	43,266	(43,266)	—	—

Forward MBS derivatives:
Institutional counterparties	19,331	(15)	19,316	(7,728)	—	11,588
	$1,782,166	$(15)	$1,782,151	$(1,720,468)	$—	$61,683
December 31, 2017
Securities loaned:
Institutional counterparties	$1,215,093	$—	$1,215,093	$(1,157,198)	$—	$57,895

Interest rate options:
Institutional counterparties	38	—	38	—	—	38

Interest rate swaps:
Institutional counterparties	35	(86)	(51)	(1,059)	—	(1,110)

Repurchase agreements:
Institutional counterparties	409,058	—	409,058	(409,058)	—	—
Customer counterparties	130,091	—	130,091	(130,091)	—	—

Forward MBS derivatives:
Institutional counterparties	2,696	(1,171)	1,525	(1,295)	—	230
	$1,757,011	$(1,257)	$1,755,754	$(1,698,701)	$—	$57,053

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2018 and 2017.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2018	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$131,848	$—	$—	$—	$131,848
Asset-backed securities	444,859	—	—	—	444,859

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,185,960	—	—	—	1,185,960
Total	$1,762,780	$—	$—	$—	$1,762,780

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,762,780
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2017	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$181,915	$—	$—	$—	$181,915
Asset-backed securities	357,234	—	—	—	357,234

Securities lending transactions:
Corporate securities	11,499	—	—	—	11,499
Equity securities	1,203,594	—	—	—	1,203,594
Total	$1,754,242	$—	$—	$—	$1,754,242

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,754,242
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2018	2017
Receivables:
Securities borrowed	$1,365,547	$1,386,821
Securities failed to deliver	16,300	25,491
Trades in process of settlement	32,993	29,412
Other	25,447	22,654
	$1,440,287	$1,464,378
Payables:
Securities loaned	$1,186,073	$1,215,093
Correspondents	29,311	30,160
Securities failed to receive	75,015	37,864
Trades in process of settlement	—	—
Other	4,526	4,446
	$1,294,925	$1,287,563

27. Deferred Policy Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLC are deferred and charged against income ratably over the terms of the related policies. A summary of the activity in deferred policy acquisition costs is as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$16,988	$18,603	$19,874
Acquisition expenses capitalized	34,328	34,934	37,231
Amortization charged to income	(34,683)	(36,549)	(38,502)
Balance, end of year	$16,633	$16,988	$18,603

Amortization is included in policy acquisition and other underwriting expenses in the accompanying consolidated statements of operations.

28. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	December 31,
	2018	2017
Reserve for unpaid losses and allocated LAE balance, net	$16,498	$17,470
Reinsurance recoverables on unpaid losses	3,214	11,495
Unallocated LAE	840	1,248
Reserve for unpaid losses and LAE balance, gross	$20,552	$30,213

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of claims loss reserve development activity is presented in the following table (in thousands).

			December 31, 2018
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Year Ended December 31, 2018		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2014	$83,808	$83,894	$22	18,832
2015	86,549	86,961	171	20,611
2016	83,169	84,076	401	20,201
2017	86,319	88,025	1,047	20,757
2018	61,922	75,217	6,250	15,296
Total	401,767	$418,173
	92	All outstanding reserves prior to 2014, net of reinsurance
	$16,498	Reserve for unpaid losses and allocated LAE, net of reinsurance

29. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2018, total reinsurance recoverables and receivables had a carrying value of $5.4 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at December 31, 2018, based on NLC’s quality requirements.

Reinsurers with a balance in excess of 5% of the Company’s outstanding reinsurance receivables at December 31, 2018 are listed below (in thousands).

	Balances
	Due From	A.M. Best
	Reinsurers	Rating
R+V Versicherung AG	$817	N/A
Partner Reinsurance Company Ltd.	812	A
Arch Reinsurance Company	706	A+
Aspen Bermuda Ltd	276	A
	$2,611

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2018		2017		2016
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$129,611	$133,112	$137,091	$144,990	$152,970	$159,884
Reinsurance assumed	12,917	12,516	12,150	11,767	11,338	11,024
Reinsurance ceded	(8,749)	(8,877)	(12,280)	(14,459)	(14,962)	(15,363)
Net premiums	$133,779	$136,751	$136,961	$142,298	$149,346	$155,545

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The effects of reinsurance on incurred losses are as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Losses and LAE incurred	$76,464	$138,358	$113,494
Reinsurance recoverables	2,883	(43,657)	(24,251)
Net loss and LAE incurred	$79,347	$94,701	$89,243

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

Effective July 1, 2017, NLC renewed its catastrophic excess of loss reinsurance coverage for a two year-period. At December 31, 2018, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.0 million in excess of its $2.0 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of three layers of protection: $17 million in excess of $8 million retention and/or loss; $30 million in excess of $25 million loss; and $50 million in excess of $55 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At December 31, 2018, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2019, NLC renewed its underlying excess of loss contract that provides $10.0 million aggregate coverage in excess of NLC’s per event retention of $1.0 million and aggregate retention of $15.0 million for sub-catastrophic events. As of January 1, 2019, NLC retains 37.5% participation in this coverage, up from 17.5% participation during 2018.

During August and September 2017, NLC experienced losses related to Hurricane Harvey in excess of retention. As of December 31, 2018, the total gross losses and LAE incurred associated with Hurricane Harvey was $16.4 million. However, because the losses exceeded retention, net exposure to NLC was $5.9 million retention and $1.4 million in reinstatement premiums. During 2018 and 2016, NLC experienced no significant catastrophes that resulted in losses in excess of retention at NLIC or ASIC.

There were 11 tornado, hail, monsoon and wind storms during 2018 that fit the coverage criteria for the underlying excess of loss contract providing aggregate coverage for sub-catastrophic events. These events had a gross incurred loss total of $26.1 million. During 2017, the 16 tornado, hail and wind storms that exceeded retention had incurred losses of $38.1 million, which developed a reinsured recoverable of $4.6 million at the 100% subscription level. During 2016, the 15 tornado, hail and wind storms that exceeded retention had incurred losses of $44.0 million, which developed a reinsured recoverable of $10.0 million at the 91% subscription level. These losses have no effect on net loss and LAE incurred beyond retention because the catastrophic events exceeded retention levels and are fully recoverable. Any losses beyond the reinsurance coverage limits of $10.0 million for 2016 are retained by the Company and have an effect on the net loss and LAE incurred. The primary financial effect beyond the reinsurance retention is additional reinstatement premiums payable to the affected reinsurers. In addition to the $1.4 million in reinstatement premiums noted above related to Hurricane Harvey in 2017, reinstatement premiums during 2018, 2017 and 2016 of $0.1 million, $1.4 million and $0.6 million, respectively, were recorded as ceded premiums.

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

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company.

Balance sheet amounts not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$370,732	$50,878	$1,485	$3,025	$(9,176)	$19,380	$436,324
Provision (recovery) for loan losses	5,319	(231)	—	—	—	—	5,088
Noninterest income	43,588	301,714	551,860	142,565	4,893	(21,830)	1,022,790
Noninterest expense	256,577	320,241	540,474	139,921	36,628	(592)	1,293,249
Income (loss) before income taxes	$152,424	$32,582	$12,871	$5,669	$(40,911)	$(1,858)	$160,777

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$366,581	$43,735	$(915)	$2,861	$(10,069)	$19,555	$421,748
Provision for loan losses	14,073	198	—	—	—	—	14,271
Noninterest income	59,904	368,421	632,388	151,382	12,798	(19,829)	1,205,064
Noninterest expense	248,404	347,314	581,899	158,354	33,983	(699)	1,369,255
Income (loss) before income taxes	$164,008	$64,644	$49,574	$(4,111)	$(31,254)	$425	$243,286

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$363,083	$31,172	$(11,589)	$3,164	$(7,257)	$18,958	$397,531
Provision (recovery) for loan losses	40,673	(53)	—	—	—	—	40,620
Noninterest income	52,579	385,766	704,126	164,841	2	(20,349)	1,286,965
Noninterest expense	244,715	377,524	614,741	146,601	29,938	(1,048)	1,412,471
Income (loss) before income taxes	$130,274	$39,467	$77,796	$21,404	$(37,193)	$(343)	$231,405

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
December 31, 2018
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$10,004,971	$3,213,115	$1,627,134	$253,513	$2,243,182	$(3,658,343)	$13,683,572

December 31, 2017
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,558,718	$3,394,911	$1,937,327	$291,639	$2,106,978	$(3,923,787)	$13,365,786

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

31. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2018	2017	2016
Basic earnings per share:
Income attributable to Hilltop	$121,441	$132,544	$145,894
Less: income applicable to participating shares	—	—	(6)
Net earnings available to Hilltop common stockholders	$121,441	$132,544	$145,888

Weighted average shares outstanding - basic	94,969	97,137	98,404

Basic earnings per common share	$1.28	$1.36	$1.48

Diluted earnings per share:
Income attributable to Hilltop	$121,441	$132,544	$145,894

Weighted average shares outstanding - basic	94,969	97,137	98,404
Effect of potentially dilutive securities	98	216	225
Weighted average shares outstanding - diluted	95,067	97,353	98,629

Diluted earnings per common share	$1.28	$1.36	$1.48

32. Financial Statements of Parent

The following tables present the condensed combined financial statements of the Company’s bank holding company entities, Hilltop and PCC. The tables also include the corporate activities associated with Hilltop Opportunity Partners LLC and the Hilltop Plaza Entities (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Combined Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
Dividends from bank subsidiaries	$42,000	$53,000	$87,826
Dividends from nonbank subsidiaries	37,500	41,500	—
Investment income	3,089	312	382
Interest expense	12,265	10,381	7,639
Other income	4,893	12,798	2
General and administrative expense	36,628	33,983	29,938
Income before income taxes, equity in undistributed earnings of subsidiaries and preferred stock activity	38,589	63,246	50,633
Income tax benefit	(7,767)	(15,577)	(10,077)
Equity in undistributed earnings of subsidiaries	79,371	54,321	87,234
Net income	$125,727	$133,144	$147,944
Other comprehensive income (loss), net	(5,656)	(879)	(2,144)
Comprehensive income	$120,071	$132,265	$145,800

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Condensed Combined Balance Sheets

	December 31,
	2018	2017	2016
Assets:
Cash and cash equivalents	$54,405	$96,764	$118,290
Investment in subsidiaries:
Bank subsidiaries	1,459,984	1,340,093	1,304,917
Nonbank subsidiaries	483,593	603,631	609,539
Other assets	245,200	66,490	3
Total assets	$2,243,182	$2,106,978	$2,032,749
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$58,319	$46,442	$13,929
Notes payable	215,620	148,455	148,311
Stockholders’ equity	1,969,243	1,912,081	1,870,509
Total liabilities and stockholders’ equity	$2,243,182	$2,106,978	$2,032,749

Condensed Combined Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$125,727	$133,144	$147,944
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(79,371)	(54,321)	(87,234)
Net realized gains on equity investments	(5,336)	—	—
Deferred income taxes	217	2,511	(2,063)
Other, net	19,368	(57,380)	20,812
Net cash provided by operating activities	60,605	23,954	79,459

Investing Activities:
Reimbursement from nonbank subsidiaries	—	—	6,000
Capital contribution to bank and bank holding company subsidiaries	—	(10,000)	—
Capital contribution to nonbank subsidiaries	—	—	(20,000)
Purchases of equity investments	(12,492)	—	—
Purchases of premises and equipment and other	(42,390)	(4,241)	(98)
Proceeds from sales of equity investments	16,174	—	—
Net cash used in investing activities	(38,708)	(14,241)	(14,098)

Financing Activities:
Proceeds from issuances of common stock	—	—	4,139
Payments to repurchase common stock	(58,990)	(27,388)	—
Dividends paid on common stock	(26,698)	(23,140)	(5,801)
Net cash contributed from noncontrolling interest	19,250	—	—
Other, net	2,182	19,289	(951)
Net cash used in financing activities	(64,256)	(31,239)	(2,613)

Net change in cash, cash equivalents and restricted cash	(42,359)	(21,526)	62,748
Cash, cash equivalents and restricted cash, beginning of year	96,764	118,290	55,542
Cash, cash equivalents and restricted cash, end of year	$54,405	$96,764	$118,290

Supplemental Schedule of Non-Cash Activities:
Construction in progress related to build-to-suit lease obligations	$27,802	$—	$—
Note receivable contributed from nonbank subsidiary	$111,653	$—	$—

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

33. Recently Issued Accounting Standards

Accounting Standards Adopted During 2018

In June 2018, FASB issued ASU 2018-07 which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company early adopted the amendment as of July 1, 2018, which did not have a material effect on its consolidated financial statements.

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

In May 2017, FASB issued ASU 2017-09 which provides clarity and reduces both diversity in practice and cost and complexity associated with changes to the terms or conditions of a share-based payment award and, specifically, which changes require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the amendments as of January 1, 2018, which did not have a material effect on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-01 which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the prospective method. The Company adopted the amendment as of January 1, 2018, which did not have a material effect on its consolidated financial statements during the current year.

In November 2016, FASB issued ASU 2016-18 which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We have adopted the requirements of the new standard as of January 1, 2018. As a result, assets segregated for regulatory purposes, which consist of cash and cash equivalents, are now included in the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for 2018, 2017 and 2016. Furthermore, the consolidated statements of cash flows now include disclosure of the line items in the consolidated balance sheets which make up cash, cash equivalents and restricted cash. The adoption of this ASU had no impact on the Company’s financial condition or results of operations.

In October 2016, FASB issued ASU 2016-16 which addresses improvement in accounting for income tax consequences of intra-equity transfers of assets other than inventory. The amendment requires that an entity recognize the income tax consequences of the intra-equity transfer of an asset other than inventory when the transfer occurs. The amendment was effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017, using the modified retrospective transition method. The Company adopted the amendment as of January 1, 2018, which did not have a material effect on its consolidated financial statements.

In August 2016, FASB issued ASU 2016-15 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 15, 2017 using a retrospective transition method. The Company adopted the amendments as of January 1, 2018, which did not have a material effect on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01 related to financial instruments and subsequently issued technical corrections to the amendment in ASU 2018-03. The amendments require that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The amendments also impact financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments and modify the required process used to evaluate deferred tax assets on available for sale securities. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the amendments as of January 1, 2018, which resulted in $21.2 million of securities being reclassified from available for sale to equity within the consolidated balance sheets consistent with the provisions of the amendments, while certain other equity investments of $35.8 million are included in other assets within the consolidated balance sheets at December 31, 2018. The adoption of the amendments also resulted in $2.5 million being reclassified from accumulated other comprehensive income to retained earnings, representing an increase to retained earnings as of January 1, 2018. This reclassification is included within the adoption of accounting standards line item in the consolidated statement of stockholders’ equity. All subsequent changes in fair value related to these equity investments will be recognized in net income. Additionally, the enhanced disclosures required by the amendments are included within the notes to the consolidated financial statements, including the disclosure of the fair value of the loan portfolio using an exit price method instead of the prior discounted cash flow method. These disclosure changes did not have a material effect on the Company’s consolidated financial statements.

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

The revenue recognition policies within the Company’s broker-dealer segment were affected upon adoption of ASC 606. Specifically, the new guidance required changes to the principal versus agent conclusion for certain advisory and underwriting revenues and expenses which, as of January 1, 2018, are recorded on a gross basis while legacy guidance required these revenues to be recognized net of the related expenses. Conversely, certain contract costs related to clearing and retail operations are now netted against the revenues while the legacy guidance required these revenues and expenses to be recognized on a gross basis. These changes did not have a material effect on the Company’s consolidated financial statements during 2018. As the measurement and timing of revenue recognition was not affected for any of the Company’s revenue streams, the implementation of the new guidance had no impact on opening retained earnings as of January 1, 2018.

Accounting Standards Issued But Not Yet Adopted

In August 2018, FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software licenses). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendment also includes presentation and disclosure provisions regarding capitalized implementation costs. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In August 2018, FASB issued ASU 2018-13 which includes various removals, modifications and additions to existing guidance regarding fair value disclosures. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

In August 2017, FASB issued ASU 2017-12 which provides targeted improvements to accounting for hedging activities. Subsequently, in October 2018, FASB issued ASU 2018-16. The purpose of the amendments is to better align a company’s risk management activities with its financial reporting for hedging relationships, to simplify the hedge accounting requirements and to improve the disclosures of hedging arrangements in addition to clarifying the benchmark interest rates which are eligible for purposes of applying hedge accounting under Topic 815. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and all transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The Company has not historically applied hedge accounting to its derivative transactions. However, the Company is currently evaluating the provisions of the amendments and the impact, if any, on its future consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For available for sale debt securities, entities will be required to record allowances for credit losses rather than reduce the carrying amount, as required under the current OTTI model, and will be allowed to reverse previously established allowances in the event the credit of the issuer improves. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the provisions of the new standard early. The Company’s cross-functional team has begun the implementation of new credit forecasting models and a credit scoring system that will be utilized to estimate the likelihood of default and loss severity as a part of its credit loss estimation methodology in accordance with the new standard. In addition, the Company continues to identify and assess key interpretive policy issues, as well as design and build new or modified policies and procedures that will be used to calculate its credit loss reserves. However, the magnitude of the change in allowance for loan losses upon adoption will depend on, among other things, the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.

In February 2016, FASB issued ASU 2016-02 related to leases and subsequently issued amendments and technical corrections in ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. The new standard, which is codified in ASC 842, Leases, is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company adopted the new standard as of January 1, 2019, using the required modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the date of adoption. The Company’s implementation efforts are substantially complete, including the installation of an enhanced technology solution, which will aid in determining the magnitude of the increases in assets and liabilities and their impact on the consolidated financial statements. The Company recognized lease liabilities and corresponding right-to-use assets (at their present value) related to predominantly all of the future minimum lease payments required under operating leases as disclosed in Note 18 to the consolidated financial statements. The balance sheet effects of the new lease accounting standard will also impact regulatory capital ratios,

Hilltop Holdings Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

performance ratios, and other measures which are dependent upon asset or liability balances. The Company expects to record operating lease liabilities in the range of approximately $120 million to $125 million and right-to-use assets in the range of approximately $110 million to $115 million upon completion of its implementation efforts during the first quarter of 2019. In addition, the Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, upon implementation of ASC 842 and concluded it is not the accounting owner under the new lease accounting standard. As such, the assets and liabilities of the project are required to be derecognized during the first quarter of 2019, with the offset recorded directly to retained earnings.

34.  Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2018
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$157,702	$148,326	$140,040	$133,360	$579,428
Interest expense	39,987	37,985	35,192	29,940	143,104
Net interest income	117,715	110,341	104,848	103,420	436,324
Provision (recovery) for loan losses	6,926	(371)	340	(1,807)	5,088
Noninterest income	238,516	269,697	279,434	235,143	1,022,790
Noninterest expense	310,819	335,711	338,517	308,202	1,293,249
Income before income taxes	38,486	44,698	45,425	32,168	160,777
Income tax expense	8,928	7,600	11,034	7,488	35,050
Net income	29,558	37,098	34,391	24,680	125,727
Less: Net income attributable to noncontrolling interest	1,443	1,293	1,311	239	4,286
Income attributable to Hilltop	$28,115	$35,805	$33,080	$24,441	$121,441

Earnings per common share:
Basic	$0.30	$0.38	$0.35	$0.25	$1.28
Diluted	$0.30	$0.38	$0.35	$0.25	$1.28

Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	Year Ended December 31, 2017
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$133,665	$128,944	$136,306	$108,241	$507,156
Interest expense	24,973	23,964	20,330	16,141	85,408
Net interest income	108,692	104,980	115,976	92,100	421,748
Provision for loan losses	5,453	1,260	5,853	1,705	14,271
Noninterest income	290,456	298,477	344,692	271,439	1,205,064
Noninterest expense	328,670	353,842	366,251	320,492	1,369,255
Income before income taxes	65,025	48,355	88,564	41,342	243,286
Income tax expense	51,350	18,003	25,754	15,035	110,142
Net income	13,675	30,352	62,810	26,307	133,144
Less: Net income attributable to noncontrolling interest	247	146	334	(127)	600
Income attributable to Hilltop	$13,428	$30,206	$62,476	$26,434	$132,544

Earnings per common share:
Basic	$0.14	$0.31	$0.64	$0.27	$1.36
Diluted	$0.14	$0.31	$0.63	$0.27	$1.36

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.24

Schedule I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					December 31, 2018
						Total of
						Incurred
						But Not
						Reported
						Reserves Plus	Cumulative
						Development	Number of
Accident	December 31, 2018					On Reported	Reported
Year	2014	2015	2016	2017	2018	Claims	Claims
2014	$83,784	$85,037	$84,221	$84,074	$83,894	$22	18,832
2015		89,646	88,477	87,262	86,961	171	20,611
2016			84,771	85,189	84,076	401	20,201
2017				87,899	88,025	1,047	20,757
2018					75,217	6,250	15,296
					$418,173

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	December 31, 2018
Year	2014	2015	2016	2017	2018
2014	$70,831	$79,713	$81,684	$83,346	$83,808
2015		71,820	82,940	85,507	86,549
2016			71,543	81,682	83,169
2017				77,675	86,319
2018					61,922
Total					$401,767
All outstanding reserves prior to 2014, net of reinsurance					92
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance					$16,498