Form 10-Q
period 2019-03-31
Hilltop Holdings Inc.
filed 2019-04-25
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of the registrant's common stock outstanding at April 25, 2019 was 93,983,247.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$313,192	$644,073
Federal funds sold	438	400
Assets segregated for regulatory purposes	156,851	133,993
Securities purchased under agreements to resell	65,205	61,611
Securities:
Trading, at fair value	703,295	745,466
Available for sale, at fair value (amortized cost of $1,021,221 and $886,799, respectively)	1,019,851	875,658
Held to maturity, at amortized cost (fair value of $365,781 and $341,124, respectively)	369,865	351,012
Equity, at fair value	19,343	19,679
	2,112,354	1,991,815

Loans held for sale	1,059,280	1,393,246
Loans held for investment, net of unearned income	7,011,679	6,930,458
Allowance for loan losses	(58,809)	(59,486)
Loans held for investment, net	6,952,870	6,870,972

Broker-dealer and clearing organization receivables	1,651,199	1,440,287
Premises and equipment, net	210,333	237,373
Operating lease right-of-use assets	108,806	—
Other assets	591,442	580,362
Goodwill	291,435	291,435
Other intangible assets, net	35,965	38,005
Total assets	$13,549,370	$13,683,572

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,490,144	$2,560,750
Interest-bearing	5,807,975	5,975,406
Total deposits	8,298,119	8,536,156

Broker-dealer and clearing organization payables	1,490,227	1,294,925
Short-term borrowings	914,525	1,065,807
Securities sold, not yet purchased, at fair value	69,354	81,667
Notes payable	225,372	228,872
Operating lease liabilities	118,452	—
Junior subordinated debentures	67,012	67,012
Other liabilities	351,178	435,240
Total liabilities	11,534,239	11,709,679
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 93,821,450 and 93,610,217 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	938	936
Additional paid-in capital	1,491,585	1,489,816
Accumulated other comprehensive loss	(1,062)	(8,627)
Retained earnings	499,452	466,737
Deferred compensation employee stock trust, net	827	825
Employee stock trust (10,683 and 11,672 shares, at cost, at March 31, 2019 and December 31, 2018, respectively)	(213)	(217)
Total Hilltop stockholders' equity	1,991,527	1,949,470
Noncontrolling interests	23,604	24,423
Total stockholders' equity	2,015,131	1,973,893
Total liabilities and stockholders' equity	$13,549,370	$13,683,572

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans, including fees	$110,870	$99,944
Securities borrowed	16,859	16,300
Securities:
Taxable	15,616	10,953
Tax-exempt	1,498	1,772
Other	5,197	4,391
Total interest income	150,040	133,360

Interest expense:
Deposits	17,106	8,675
Securities loaned	14,738	13,739
Short-term borrowings	5,471	4,043
Notes payable	2,641	2,497
Junior subordinated debentures	1,001	822
Other	152	164
Total interest expense	41,109	29,940

Net interest income	108,931	103,420
Provision (recovery) for loan losses	951	(1,807)
Net interest income after provision (recovery) for loan losses	107,980	105,227

Noninterest income:
Net gains from sale of loans and other mortgage production income	96,139	105,767
Mortgage loan origination fees	21,873	20,626
Securities commissions and fees	35,969	38,717
Investment and securities advisory fees and commissions	20,160	18,354
Net insurance premiums earned	33,203	34,315
Other	45,124	17,364
Total noninterest income	252,468	235,143

Noninterest expense:
Employees' compensation and benefits	189,898	182,600
Occupancy and equipment, net	28,023	27,830
Professional services	22,942	24,704
Loss and loss adjustment expenses	14,926	15,532
Other	53,296	57,536
Total noninterest expense	309,085	308,202

Income before income taxes	51,363	32,168
Income tax expense	11,586	7,488

Net income	39,777	24,680
Less: Net income attributable to noncontrolling interest	991	239
Income attributable to Hilltop	$38,786	$24,441

Earnings per common share:
Basic	$0.41	$0.25
Diluted	$0.41	$0.25

Weighted average share information:
Basic	93,669	95,985
Diluted	93,669	96,146

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$39,777	$24,680
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $2,208 and $(1,893), respectively	7,549	(6,703)
Reclassification adjustment for gains (losses) included in net income, net of tax of $5 and $0, respectively	16	—
Comprehensive income	47,342	17,977
Less: comprehensive income attributable to noncontrolling interest	991	239

Comprehensive income applicable to Hilltop	$46,351	$17,738

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	24,441	—	—	—	24,441	239	24,680
Other comprehensive loss	—	—	—	(6,703)	—	—	—	—	(6,703)	—	(6,703)
Stock-based compensation expense	—	—	2,164	—	—	—	—	—	2,164	—	2,164
Common stock issued to board members	5	—	124	—	—	—	—	—	124	—	124
Issuance of common stock related to share-based awards, net	129	1	(693)	—	—	—	—	—	(692)	—	(692)
Repurchase of common stock	(68)	(1)	(1,097)	—	(608)	—	—	—	(1,706)	—	(1,706)
Dividends on common stock ($0.07 per share)	—	—	—	—	(6,719)	—	—	—	(6,719)	—	(6,719)
Deferred compensation plan	—	—	—	—	—	9	(1)	(7)	2	—	2
Adoption of accounting standards	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(501)	(501)
Balance, March 31, 2018	96,048	$960	$1,526,867	$(9,698)	$404,260	$857	11	$(254)	$1,922,992	$2,464	$1,925,456

Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	38,786	—	—	—	38,786	991	39,777
Other comprehensive loss	—	—	—	7,565	—	—	—	—	7,565	—	7,565
Stock-based compensation expense	—	—	2,354	—	—	—	—	—	2,354	—	2,354
Common stock issued to board members	8	—	140	—	—	—	—	—	140	—	140
Issuance of common stock related to share-based awards, net	203	2	(725)	—	—	—	—	—	(723)	—	(723)
Dividends on common stock ($0.08 per share)	—	—	—	—	(7,464)	—	—	—	(7,464)	—	(7,464)
Deferred compensation plan	—	—	—	—	—	2	—	4	6	—	6
Adoption of accounting standards (Note 2)	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,810)	(1,810)
Balance, March 31, 2019	93,821	$938	$1,491,585	$(1,062)	$499,452	$827	11	$(213)	$1,991,527	$23,604	$2,015,131

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$39,777	$24,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	951	(1,807)
Depreciation, amortization and accretion, net	(1,563)	1,577
Net change in fair value of equity securities	(1,256)	572
Deferred income taxes	527	(534)
Other, net	2,616	2,590
Net change in securities purchased under agreements to resell	(3,594)	(58,441)
Net change in trading securities	42,171	(25,466)
Net change in broker-dealer and clearing organization receivables	(124,407)	(164,957)
Net change in other assets	(8,824)	(2,949)
Net change in broker-dealer and clearing organization payables	119,673	217,443
Net change in other liabilities	(43,919)	(108,306)
Net change in securities sold, not yet purchased	(12,313)	22,730
Net gains from sales of loans	(96,139)	(105,767)
Loans originated for sale	(2,596,880)	(3,021,516)
Proceeds from loans sold	3,009,282	3,405,633
Net cash provided by operating activities	326,102	185,482
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	6,340	14,095
Proceeds from sales, maturities and principal reductions of securities available for sale	37,604	44,925
Proceeds from sales, maturities and principal reductions of equity securities	1,815	15
Purchases of securities held to maturity	(25,243)	(14,848)
Purchases of securities available for sale	(172,511)	(116,393)
Purchases of equity securities	(223)	(217)
Net change in loans held for investment	(159,202)	48,859
Purchases of premises and equipment and other assets	(8,454)	(4,271)
Proceeds from sales of premises and equipment and other real estate owned	5,892	4,487
Net cash received from Federal Home Loan Bank and Federal Reserve Bank stock	7,172	9,716
Net cash used in investing activities	(306,810)	(13,632)
Financing Activities
Net change in deposits	(162,408)	(19,231)
Net change in short-term borrowings	(151,282)	(142,099)
Proceeds from notes payable	134,639	69,808
Payments on notes payable	(138,160)	(75,799)
Payments to repurchase common stock	—	(1,706)
Dividends paid on common stock	(7,464)	(6,719)
Net cash distributed to noncontrolling interest	(1,810)	(501)
Taxes paid on employee stock awards netting activity	(723)	(689)
Other, net	(69)	(177)
Net cash used in financing activities	(327,277)	(177,113)

Net change in cash and cash equivalents	(307,985)	(5,263)
Cash, cash equivalents and restricted cash, beginning of period	778,466	673,960
Cash, cash equivalents and restricted cash, end of period	$470,481	$668,697

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$313,192	$470,127
Federal funds sold	438	400
Assets segregated for regulatory purposes	156,851	198,170
Total cash, cash equivalents and restricted cash	$470,481	$668,697
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$39,297	$28,294
Cash paid for income taxes, net of refunds	$(270)	$542
Supplemental Schedule of Non-Cash Activities
Derecognition of construction in progress related to build-to-suit lease obligations	$29,195	$—
Conversion of loans to other real estate owned	$1,578	$2,496
Additions to mortgage servicing rights	$1,861	$6,661

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Hilltop Securities Independent Network Inc. (“HTS Independent Network”) (collectively, the “Hilltop Broker-Dealers”) and Hilltop Securities Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the SEC and Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC is a registered investment adviser under the Investment Advisers Act of 1940.

Hilltop also owns 100% of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 13 to the consolidated financial statements and are collectively referred to as the “Hilltop Plaza Entities.”

The consolidated financial statements include the accounts of the above-named entities. Intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the ASC.

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation, including reclassifications due to the adoption of new accounting pronouncements. As previously disclosed in the Company’s Form 10-Q for the period ended September 30, 2018, filed with the SEC on October 25, 2018, the quarterly report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on April 26, 2018, incorrectly included the change in assets segregated for regulatory purposes in the operating section of the statements of cash flows. Previously disclosed net changes in assets segregated for regulatory purposes of ($11.6) million for the three months ended March 31, 2018, should have been excluded from the cash flows from operating activities and the beginning-of-period and end-of-period balances of assets segregated for regulatory purposes are included in total cash, cash equivalents and restricted cash in accordance with Accounting Standards Update (“ASU”) 2016-18. Accordingly, net cash provided by operating activities for the three months ended March 31, 2018, originally reported as $173.9 million, is $185.5 million. In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2018 Form 10-K. As a result of the adoption of ASU 2016-02 and related amendments and technical corrections (collectively, the “Leasing Standard”), the Company has included a new significant accounting policy related to lease accounting as summarized below.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases with a term of greater than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in premises and equipment and other liabilities on the Company’s consolidated balance sheets. The Company has lease agreements with lease and nonlease components, which are generally accounted for as a single lease component. Leases of low-value assets are assessed on a lease-by-lease basis to determine the need for balance sheet capitalization.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of lease payments. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent the future rental expenses associated with operating leases, and the incremental borrowing rates are based on publicly available interest rates. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised. Rental expense for lease payments is recognized on a straight-line basis over the lease term and is included in occupancy and equipment, net within our consolidated statements of operations.

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2019

In July 2018, the FASB issued ASU 2018-09 which clarifies, corrects and makes minor improvements to a wide variety of topics in the ASC. The amendments make the ASC easier to understand and apply by eliminating inconsistencies and providing clarifications. The transition and effective dates are based on the facts and circumstances of each amendment, with some amendments becoming effective upon issuance of the ASU, and others becoming effective for annual periods beginning after December 15, 2018. The Company adopted the amendments as of January 1, 2019, which did not have a material effect on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 which provides targeted improvements to accounting for hedging activities. The purpose of the amendment is to better align a company’s risk management activities with its financial reporting for hedging relationships, to simplify the hedge accounting requirements and to improve the disclosures of hedging arrangements. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company adopted the standard on January 1, 2019. The Company has not historically applied hedge accounting to its derivative transactions, so the provisions of the amendment did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued the Leasing Standard, which is codified in ASC 842, Leases, and is intended to increase transparency and comparability among organizations and require lessees to record an ROU asset and a liability representing the obligation to make lease payments for long-term leases. Accounting by lessors remains largely unchanged. The Company adopted the standard on January 1, 2019, using the modified retrospective transition under the option to apply the Leasing Standard at its effective date without adjusting the prior period comparative financial statements. The Company elected the package of practical expedients to not reassess: (i) whether any existing contracts are or contain a lease, (ii) the lease classification of any existing leases and (iii) initial direct costs related to existing leases. The Company also elected to apply an additional practical expedient to include both the lease and nonlease components of all leases as a single component and account for it as a lease. The Company implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. The implementation of the Leasing Standard had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated statements of operations. On January 1, 2019, the Company recorded operating lease liabilities of $121.8 million and ROU assets of $111.9 million upon adoption of the Leasing Standard. The lease liabilities (at their present value) represent predominantly all of the future minimum lease payments required under operating leases. The balance sheet effects of the new lease accounting standard also impacted regulatory capital ratios, performance ratios and other measures which are dependent upon asset or liability balances. In addition, the Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of ASC 842 and concluded it is not the accounting owner. As such, the assets and liabilities of the project were derecognized during the first quarter of 2019, with the $1.4 million offset representing deferred expenses

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

recognized on the project to date through January 1, 2019, recorded as an increase to retained earnings. Refer to Note 13 for more details regarding the Hilltop Plaza transaction.

Accounting Standards Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software licenses). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendment also includes presentation and disclosure provisions regarding capitalized implementation costs. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 which includes various removals, modifications and additions to existing guidance regarding fair value disclosures. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments but does not expect the amendments to have a material impact on its future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the provisions of the new standard early. The Company’s cross-functional team is continuing the implementation and testing of new credit forecasting models and a credit scoring system that will be utilized to estimate the likelihood of default and loss severity as a part of its credit loss estimation methodology in accordance with the new standard. In addition, the Company continues to identify and assess key interpretive policy issues, as well as design and build new or modified policies and procedures that will be used to calculate its credit loss reserves. However, the magnitude of the change in allowance for loan losses and other credit losses upon adoption will depend on, among other things, the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.

3. Acquisition

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

Included within the fair value of other assets in the table above are $10.0 million of identifiable core deposits intangible assets recorded in connection with the BORO Acquisition which are being amortized on an accelerated basis over an estimated useful life of six years. The fair value of the core deposit intangible assets was estimated using the net cost savings method, a variation of the income approach. This involved the use of the following significant assumptions: cost of deposits, customer attrition rate, and discount rate.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2019 and December 31, 2018, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $0.93 billion and $1.26 billion, respectively, and the unpaid principal balance of those loans was $0.90 billion and $1.21 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2019	Inputs	Inputs	Inputs	Fair Value
Trading securities	$2,122	$701,173	$—	$703,295
Available for sale securities	—	1,019,851	—	1,019,851
Equity securities	19,343	—	—	19,343
Loans held for sale	—	870,363	57,844	928,207
Derivative assets	—	53,176	—	53,176
MSR asset	—	—	62,049	62,049
Securities sold, not yet purchased	37,462	31,892	—	69,354
Derivative liabilities	—	29,726	—	29,726

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Trading securities	$7,947	$737,519	$—	$745,466
Available for sale securities	—	875,658	—	875,658
Equity securities	19,679	—	—	19,679
Loans held for sale	—	1,207,311	50,464	1,257,775
Derivative assets	—	35,010	—	35,010
MSR asset	—	—	66,102	66,102
Securities sold, not yet purchased	33,000	48,667	—	81,667
Derivative liabilities	—	26,355	—	26,355

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers into	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2019
Loans held for sale	$50,464	$15,427	$(6,976)	1,037	$(2,108)	$—	$57,844
MSR asset	66,102	1,861	—	—	(5,914)	—	62,049
Total	$116,566	$17,288	$(6,976)	$1,037	$(8,022)	$—	$119,893

Three months ended March 31, 2018
Loans held for sale	$36,972	$12,479	$(3,975)	—	$(1,993)	$—	$43,483
MSR asset	54,714	6,661	—	—	2,582	—	63,957
Total	$91,686	$19,140	$(3,975)	$—	$589	$—	$107,440

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			March 31,				December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2019				2018
Loans held for sale	Discounted cash flows / Market comparable	Projected price	94	-	96%	(95%)	95	-	97%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			11.72%				9.62%
		Discount rate			11.11%				10.99%

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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(13,324)	$—	$(13,324)	$(14,880)	$—	$(14,880)
MSR asset	(5,914)	—	(5,914)	2,582	—	2,582

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

Impaired Loans — The Company reports individually impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans were acquired by the Company upon completion of the merger with PCC (the “PlainsCapital Merger”), the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”), the acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the "SWS Merger"), whereby SWS’s banking subsidiary, Southwest Securities, FSB, was merged into the Bank, and the BORO Acquisition (collectively, the “Bank Transactions”). The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Estimates for these significant unobservable inputs and the resulting weighted average expected loss on PCI loans were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
March 31, 2019	Merger	Transaction	Merger	Acquisition
Weighted average default rate	82%	31%	72%	63%
Weighted average loss severity rate	59%	12%	28%	42%
Weighted average prepayment speed	0%	6%	0%	0%

Resulting weighted average expected loss on PCI loans	48%	4%	20%	26%

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
December 31, 2018	Merger	Transaction	Merger	Acquisition
Weighted average default rate	81%	34%	71%	63%
Weighted average loss severity rate	59%	12%	28%	42%
Weighted average prepayment speed	0%	6%	0%	0%

Resulting weighted average expected loss on PCI loans	48%	4%	20%	26%

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 inputs. At March 31, 2019 and December 31, 2018, the estimated fair value of OREO was $23.1 million and $27.6 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31,
March 31, 2019	Inputs	Inputs	Inputs	Fair Value	2019	2018
Impaired loans held for investment	$—	$—	$70,963	$70,963	$100	$(123)
Other real estate owned	—	14,865	—	14,865	(494)	(1,106)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 3 to the consolidated financial statements included in the Company’s 2018 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2019	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$313,630	$313,630	$—	$—	$313,630
Assets segregated for regulatory purposes	156,851	156,851	—	—	156,851
Securities purchased under agreements to resell	65,205	—	65,205	—	65,205
Held to maturity securities	369,865	—	365,781	—	365,781
Loans held for sale	131,073	—	131,073	—	131,073
Loans held for investment, net	6,952,870	—	491,857	6,646,402	7,138,259
Broker-dealer and clearing organization receivables	1,651,199	—	1,651,199	—	1,651,199
Other assets	72,777	—	71,577	1,200	72,777

Financial liabilities:
Deposits	8,298,119	—	8,295,435	—	8,295,435
Broker-dealer and clearing organization payables	1,490,227	—	1,490,227	—	1,490,227
Short-term borrowings	914,525	—	914,525	—	914,525
Debt	292,384	—	290,179	—	290,179
Other liabilities	5,518	—	5,518	—	5,518

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2018	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$644,473	$644,473	$—	$—	$644,473
Assets segregated for regulatory purposes	133,993	133,993	—	—	133,993
Securities purchased under agreements to resell	61,611	—	61,611	—	61,611
Held to maturity securities	351,012	—	341,124	—	341,124
Loans held for sale	135,471	—	135,471	—	135,471
Loans held for investment, net	6,870,972	—	578,363	6,445,810	7,024,173
Broker-dealer and clearing organization receivables	1,440,287	—	1,440,287	—	1,440,287
Other assets	69,720	—	68,573	1,147	69,720

Financial liabilities:
Deposits	8,536,155	—	8,528,947	—	8,528,947
Broker-dealer and clearing organization payables	1,294,925	—	1,294,925	—	1,294,925
Short-term borrowings	1,065,807	—	1,065,807	—	1,065,807
Debt	295,884	—	293,685	—	293,685
Other liabilities	3,482	—	3,482	—	3,482

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company held equity investments other than securities of $37.8 million and $35.8 million at March 31, 2019 and December 31, 2018, respectively, which are included within other assets in the consolidated balance sheets. Of the $37.8 million of such equity investments held at March 31, 2019, $21.7 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$20,376	$22,946
Additional investments	1,398	—
Upward adjustments	101	272
Impairments and downward adjustments	(197)	(1,312)
Dispositions	—	—
Balance, end of period	$21,677	$21,906

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2019	2018
U.S. Treasury securities	$2,121	$7,945
U.S. government agencies:
Bonds	1,485	1,494
Residential mortgage-backed securities	334,090	309,455
Commercial mortgage-backed securities	2,225	4,239
Collateralized mortgage obligations	119,178	206,813
Corporate debt securities	67,442	59,293
States and political subdivisions	134,572	126,748
Unit investment trusts	33,276	19,913
Private-label securitized product	5,520	5,680
Other	3,386	3,886
Totals	$703,295	$745,466

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $69.4 million and $81.7 million at March 31, 2019 and December 31, 2018, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2019	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,554	$89	$(26)	$10,617
U.S. government agencies:
Bonds	85,415	819	(223)	86,011
Residential mortgage-backed securities	472,203	2,589	(3,705)	471,087
Commercial mortgage-backed securities	11,648	334	(20)	11,962
Collateralized mortgage obligations	343,765	1,250	(4,250)	340,765
Corporate debt securities	49,196	925	(19)	50,102
States and political subdivisions	48,440	911	(44)	49,307
Totals	$1,021,221	$6,917	$(8,287)	$1,019,851

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$11,552	$30	$(44)	$11,538
U.S. government agencies:
Bonds	85,492	552	(433)	85,611
Residential mortgage-backed securities	391,428	608	(6,962)	385,074
Commercial mortgage-backed securities	11,703	189	(120)	11,772
Collateralized mortgage obligations	281,450	385	(5,436)	276,399
Corporate debt securities	53,614	268	(580)	53,302
States and political subdivisions	51,560	608	(206)	51,962
Totals	$886,799	$2,640	$(13,781)	$875,658

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2019	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,932	$12	$—	$9,944
U.S. government agencies:
Bonds	39,018	—	(691)	38,327
Residential mortgage-backed securities	21,154	22	(26)	21,150
Commercial mortgage-backed securities	112,056	1,187	(474)	112,769
Collateralized mortgage obligations	137,053	9	(3,488)	133,574
States and political subdivisions	50,652	264	(899)	50,017
Totals	$369,865	$1,494	$(5,578)	$365,781

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,903	$3	$—	$9,906
U.S. government agencies:
Bonds	39,018	—	(1,479)	37,539
Residential mortgage-backed securities	21,903	—	(263)	21,640
Commercial mortgage-backed securities	87,065	271	(1,462)	85,874
Collateralized mortgage obligations	142,474	—	(5,000)	137,474
States and political subdivisions	50,649	91	(2,049)	48,691
Totals	$351,012	$365	$(10,253)	$341,124

Additionally, the Company had unrealized net gains of $0.5 million and unrealized net losses of $0.9 million from equity securities with fair values of $19.3 million and $19.7 million held at March 31, 2019 and December 31, 2018,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively. The Company recognized net gains of $1.3 million and net losses of $0.6 million, respectively, during the three months ended March 31, 2019 and 2018, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2019 and 2018, net gains recognized from equity securities sold were nominal.

Information regarding available for sale, held to maturity and equity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2019			December 31, 2018
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	1	$986	$3	1	$981	$6
Unrealized loss for twelve months or longer	2	2,572	23	3	3,556	39
	3	3,558	26	4	4,537	45
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	—	—	3	24,772	5
Unrealized loss for twelve months or longer	3	30,678	223	3	30,472	428
	3	30,678	223	6	55,244	433
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	16,539	53	8	66,791	432
Unrealized loss for twelve months or longer	26	176,090	3,652	27	194,228	6,530
	28	192,629	3,705	35	261,019	6,962
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	1	5,048	20	1	4,953	120
	1	5,048	20	1	4,953	120
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	11	65,779	191	11	44,394	498
Unrealized loss for twelve months or longer	32	153,288	4,059	28	140,483	4,938
	43	219,067	4,250	39	184,877	5,436
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	8	16,256	282
Unrealized loss for twelve months or longer	2	3,961	19	8	15,665	297
	2	3,961	19	16	31,921	579
States and political subdivisions:
Unrealized loss for less than twelve months	3	353	—	29	8,590	27
Unrealized loss for twelve months or longer	15	6,737	44	18	9,029	179
	18	7,090	44	47	17,619	206
Total available for sale:
Unrealized loss for less than twelve months	17	83,657	247	60	161,784	1,250
Unrealized loss for twelve months or longer	81	378,374	8,040	88	398,386	12,531
	98	$462,031	$8,287	148	$560,170	$13,781

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	March 31, 2019			December 31, 2018
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	4	38,327	691	4	37,539	1,479
	4	38,327	691	4	37,539	1,479
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	8,411	89
Unrealized loss for twelve months or longer	3	12,908	26	3	13,229	174
	3	12,908	26	4	21,640	263
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	10,469	8	1	4,973	27
Unrealized loss for twelve months or longer	7	36,387	466	13	59,670	1,435
	8	46,856	474	14	64,643	1,462
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	1	2,051	26
Unrealized loss for twelve months or longer	22	128,077	3,488	24	135,423	4,974
	22	128,077	3,488	25	137,474	5,000
States and political subdivisions:
Unrealized loss for less than twelve months	2	736	9	9	6,431	56
Unrealized loss for twelve months or longer	59	26,174	890	86	32,909	1,993
	61	26,910	899	95	39,340	2,049
Total held to maturity:
Unrealized loss for less than twelve months	3	11,205	17	12	21,866	198
Unrealized loss for twelve months or longer	95	241,873	5,561	130	278,770	10,055
	98	$253,078	$5,578	142	$300,636	$10,253
Equity
Common and preferred stock:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	$—	$—	—	$—	$—

During the three months ended March 31, 2019 and 2018, the Company did not record any other-than-temporary impairment (“OTTI”). While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend to sell, nor does the Company believe that it is likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2019 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$42,520	$42,498	$11,329	$11,342
Due after one year through five years	90,202	91,604	25,730	25,347
Due after five years through ten years	40,668	41,050	4,902	4,875
Due after ten years	20,215	20,885	57,641	56,724
	193,605	196,037	99,602	98,288

Residential mortgage-backed securities	472,203	471,087	21,154	21,150
Collateralized mortgage obligations	343,765	340,765	137,053	133,574
Commercial mortgage-backed securities	11,648	11,962	112,056	112,769
	$1,021,221	$1,019,851	$369,865	$365,781

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company recognized net gains of $8.1 million and net losses of $4.8 million from its trading portfolio during the three months ended March 31, 2019 and 2018, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $25.3 million and $17.0 million during the three months ended March 31, 2019 and 2018, respectively. All such realized net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $576.2 million and $612.3 million (with a fair value of $572.3 million and $600.0 million, respectively) at March 31, 2019 and December 31, 2018, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at March 31, 2019 and December 31, 2018.

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

At March 31, 2019 and December 31, 2018, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.3 million and $9.5 million, respectively.

6. Loans Held for Investment and Allowance for Loan Losses

The loans acquired in the FNB Transaction were subject to loss-share agreements with the FDIC. During the fourth quarter of 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements were resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” Disclosures associated with loans that were previously covered by the FDIC loss-share agreements during the three months ended March 31, 2018 are included in the “covered” portfolio segment in the applicable tables that follow. The majority of the loans previously covered by the FDIC loss-share agreements are comprised primarily of commercial real estate and 1-4 family residential loans. Loans held for investment summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2019	2018
Commercial real estate	$2,939,855	$2,940,120
Commercial and industrial	1,493,436	1,508,451
Construction and land development	995,698	932,909
1-4 family residential	696,209	679,263
Mortgage warehouse	350,896	243,806
Consumer	43,728	47,546
Broker-dealer (1)	491,857	578,363
	7,011,679	6,930,458
Allowance for loan losses	(58,809)	(59,486)
Total loans held for investment, net of allowance	$6,952,870	$6,870,972

(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In connection with the Bank Transactions, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of PCI loans (in thousands).

	March 31,	December 31,
	2019	2018
Carrying amount	$90,571	$93,072
Outstanding balance	164,753	172,808

Changes in the accretable yield for PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$80,693	$98,846
Additions	—	—
Reclassifications from nonaccretable difference, net (1)	534	7,129
Disposals of loans	(366)	(289)
Accretion	(8,689)	(12,000)
Balance, end of period	$72,172	$93,686

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for PCI loans was $63.8 million and $64.2 million at March 31, 2019 and December 31, 2018, respectively.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which generally occurs when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

The amounts shown in the following tables include loans accounted for on an individual basis, as well as acquired Pooled Loans. For Pooled Loans, the recorded investment and the related allowance consider impairment measured at the pool level. Impaired loans, segregated between those considered to be PCI loans and those without credit impairment at acquisition, are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2019	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$36,025	$5,452	$7,596	$13,048	$1,251
Owner occupied	34,222	6,227	8,027	14,254	545
Commercial and industrial	27,636	4,918	1,287	6,205	54
Construction and land development	9,457	33	266	299	61
1-4 family residential	101,570	40,573	16,187	56,760	1,548
Mortgage warehouse	—	—	—	—	—
Consumer	1,937	5	—	5	—
Broker-dealer	—	—	—	—	—
	210,847	57,208	33,363	90,571	3,459
Non-PCI
Commercial real estate:
Non-owner occupied	206	199	—	199	—
Owner occupied	5,103	3,962	—	3,962	—
Commercial and industrial	22,788	9,932	327	10,259	73
Construction and land development	1,580	950	510	1,460	12
1-4 family residential	9,099	7,301	—	7,301	—
Mortgage warehouse	—	—	—	—	—
Consumer	146	38	—	38	—
Broker-dealer	—	—	—	—	—
	38,922	22,382	837	23,219	85
	$249,769	$79,590	$34,200	$113,790	$3,544

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$42,668	$5,549	$7,540	$13,089	$1,125
Owner occupied	36,246	11,657	2,967	14,624	304
Commercial and industrial	27,403	5,491	1,068	6,559	72
Construction and land development	10,992	74	390	464	92
1-4 family residential	106,503	646	57,681	58,327	1,299
Mortgage warehouse	—	—	—	—	—
Consumer	2,185	9	—	9	—
Broker-dealer	—	—	—	—	—
	225,997	23,426	69,646	93,072	2,892
Non-PCI
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	5,231	4,098	—	4,098	—
Commercial and industrial	22,277	9,891	1,740	11,631	721
Construction and land development	3,430	2,711	535	3,246	31
1-4 family residential	8,695	6,922	—	6,922	—
Mortgage warehouse	—	—	—	—	—
Consumer	149	42	—	42	—
Broker-dealer	—	—	—	—	—
	39,782	23,664	2,275	25,939	752
	$265,779	$47,090	$71,921	$119,011	$3,644

Average recorded investment in impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2019	2018
Commercial real estate:
Non-owner occupied	$13,168	$13,734
Owner occupied	18,469	22,033
Commercial and industrial	17,327	23,946
Construction and land development	2,735	1,954
1-4 family residential	64,655	4,904
Mortgage warehouse
Consumer	47	121
Broker-dealer	—	—
Covered	—	89,203
	$116,401	$155,895

Non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2019	2018
Commercial real estate:
Non-owner occupied	$1,370	$1,226
Owner occupied	3,962	4,098
Commercial and industrial	13,350	14,870
Construction and land development	1,473	3,278
1-4 family residential	7,395	7,026
Mortgage warehouse	—	—
Consumer	38	41
Broker-dealer	—	—
	$27,588	$30,539

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At March 31, 2019 and December 31, 2018, non-accrual loans included PCI loans of $4.6 million and $4.9 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. In addition to the non-accrual loans in the table above, $3.3 million and $3.4 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at March 31, 2019 and December 31, 2018, respectively.

Interest income, including recoveries and cash payments, recorded on impaired loans was $0.4 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively. Except as noted above, PCI loans are considered to be performing due to the application of the accretion method.

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

The Bank did not grant any TDRs during three months ended March 31, 2019 or 2018. At March 31, 2019 and December 31, 2018, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

There were no TDRs granted during the twelve months preceding March 31, 2019. The following table presents information regarding TDRs granted during the twelve months preceding March 31, 2018, for which a payment was at least 30 days past due (dollars in thousands).

Twelve Months Preceding March 31, 2018
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—
Owner occupied	—	—	—
Commercial and industrial	—	—	—
Construction and land development	1	655	595
1-4 family residential	—	—	—
Mortgage warehouse	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
	1	$655	$595

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2019	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$979	$—	$199	$1,178	$1,713,901	$13,048	$1,728,127	$—
Owner occupied	3,294	—	2,955	6,249	1,191,225	14,254	1,211,728	—
Commercial and industrial	4,894	4,752	9,107	18,753	1,468,478	6,205	1,493,436	3
Construction and land development	134	13	—	147	995,252	299	995,698	—
1-4 family residential	5,345	1,742	2,799	9,886	629,563	56,760	696,209	—
Mortgage warehouse	—	—	—	—	350,896	—	350,896	—
Consumer	123	460	—	583	43,140	5	43,728	—
Broker-dealer	—	—	—	—	491,857	—	491,857	—
	$14,769	$6,967	$15,060	$36,796	$6,884,312	$90,571	$7,011,679	$3

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2018	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,174	$199	$—	$1,373	$1,708,160	$13,089	$1,722,622	$—
Owner occupied	1,364	—	4,173	5,537	1,197,337	14,624	1,217,498	75
Commercial and industrial	1,792	1,049	11,051	13,892	1,488,000	6,559	1,508,451	3
Construction and land development	3,549	—	—	3,549	928,896	464	932,909	—
1-4 family residential	5,987	2,484	1,950	10,421	610,515	58,327	679,263	—
Mortgage warehouse	—	—	—	0	243,806	—	243,806	—
Consumer	254	147	—	401	47,136	9	47,546	—
Broker-dealer	—	—	—	—	578,363	—	578,363	—
	$14,120	$3,879	$17,174	$35,173	$6,802,213	$93,072	$6,930,458	$78

In addition to the loans shown in the tables above, PrimeLending had $77.0 million and $83.1 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $78.1 million and $84.0 million, respectively) that were 90 days past due and accruing interest at March 31, 2019 and December 31, 2018, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Substandard – “Substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Many substandard loans are considered impaired.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

PCI – “PCI” loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected.

The following tables present the internal risk grades of loans, as previously described, in the portfolio by class (in thousands).

March 31, 2019	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,671,428	$5,957	$37,694	$13,048	$1,728,127
Owner occupied	1,168,015	—	29,459	14,254	1,211,728
Commercial and industrial	1,421,541	479	65,211	6,205	1,493,436
Construction and land development	993,927	—	1,472	299	995,698
1-4 family residential	620,547	382	18,520	56,760	696,209
Mortgage warehouse	350,896	—	—	—	350,896
Consumer	43,595	—	128	5	43,728
Broker-dealer	491,857	—	—	—	491,857
	$6,761,806	$6,818	$152,484	$90,571	$7,011,679

December 31, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,673,424	$—	$36,109	$13,089	$1,722,622
Owner occupied	1,175,225	2,083	25,566	14,624	1,217,498
Commercial and industrial	1,433,227	15,320	53,345	6,559	1,508,451
Construction and land development	929,130	—	3,315	464	932,909
1-4 family residential	601,264	393	19,279	58,327	679,263
Mortgage warehouse	243,806	—	—	—	243,806
Consumer	47,416	—	121	9	47,546
Broker-dealer	578,363	—	—	—	578,363
	$6,681,855	$17,796	$137,735	$93,072	$6,930,458

Allowance for Loan Losses

The allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. The Company’s analysis of the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC is described in detail in Note 5 to the consolidated financial statements included in the Company’s 2018 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for loan losses, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision (recovery)	Loans	Recoveries on	Balance,
Three Months Ended March 31, 2019	beginning of period	for loan losses	charged off	charged off loans	end of period
Commercial real estate	$27,100	$(255)	$—	$—	$26,845
Commercial and industrial	21,980	458	(1,818)	648	21,268
Construction and land development	6,061	(153)	—	—	5,908
1-4 family residential	3,956	389	(28)	14	4,331
Mortgage warehouse	—	—	—	—	—
Consumer	267	586	(454)	10	409
Broker-dealer	122	(74)	—	—	48
Total	$59,486	$951	$(2,300)	$672	$58,809

	Balance,	Provision (recovery)	Loans	Recoveries on	Balance,
Three Months Ended March 31, 2018	beginning of period	for loan losses	charged off	charged off loans	end of period
Commercial real estate	$26,413	$780	$—	$—	$27,193
Commercial and industrial	23,674	(1,696)	(1,183)	2,474	23,269
Construction and land development	7,844	(395)	—	—	7,449
1-4 family residential	2,362	(277)	(6)	28	2,107
Mortgage warehouse	—	—	—	—	—
Consumer	311	(34)	(13)	12	276
Broker-dealer	353	(276)	—	—	77
Covered	2,729	91	—	3	2,823
Total	$63,686	$(1,807)	$(1,202)	$2,517	$63,194

The loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans individually	Loans collectively
	evaluated for	evaluated for	PCI
March 31, 2019	impairment	impairment	loans	Total
Commercial real estate	$3,581	$2,908,972	$27,302	$2,939,855
Commercial and industrial	9,450	1,477,781	6,205	1,493,436
Construction and land development	1,358	994,041	299	995,698
1-4 family residential	608	638,841	56,760	696,209
Mortgage warehouse	—	350,896	—	350,896
Consumer	—	43,723	5	43,728
Broker-dealer	—	491,857	—	491,857
Total	$14,997	$6,906,111	$90,571	$7,011,679

	Loans individually	Loans collectively
	evaluated for	evaluated for	PCI
December 31, 2018	impairment	impairment	loans	Total
Commercial real estate	$3,909	$2,908,498	$27,713	$2,940,120
Commercial and industrial	10,741	1,491,151	6,559	1,508,451
Construction and land development	3,241	929,204	464	932,909
1-4 family residential	—	620,936	58,327	679,263
Mortgage warehouse	—	243,806	—	243,806
Consumer	—	47,537	9	47,546
Broker-dealer	—	578,363	—	578,363
Total	$17,891	$6,819,495	$93,072	$6,930,458

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans individually	Loans collectively
	evaluated for	evaluated for	PCI
March 31, 2019	impairment	impairment	loans	Total
Commercial real estate	$—	$25,049	$1,796	$26,845
Commercial and industrial	73	21,141	54	21,268
Construction and land development	12	5,835	61	5,908
1-4 family residential	—	2,783	1,548	4,331
Mortgage warehouse	—	—	—	—
Consumer	—	409	—	409
Broker-dealer	—	48	—	48
Total	$85	$55,265	$3,459	$58,809

	Loans individually	Loans collectively
	evaluated for	evaluated for	PCI
December 31, 2018	impairment	impairment	loans	Total
Commercial real estate	$—	$25,671	$1,429	$27,100
Commercial and industrial	721	21,187	72	21,980
Construction and land development	31	5,938	92	6,061
1-4 family residential	—	2,657	1,299	3,956
Mortgage warehouse	—	—	—	—
Consumer	—	267	—	267
Broker-dealer	—	122	—	122
Total	$752	$55,842	$2,892	$59,486

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$66,102	$54,714
Additions	1,861	6,661
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(5,033)	3,641
Due to customer payoffs	(881)	(1,059)
Balance, end of period	$62,049	$63,957

	March 31,	December 31,
	2019	2018
Mortgage loans serviced for others	$5,077,800	$5,086,461
MSR asset as a percentage of serviced mortgage loans	1.22%	1.30%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2019	2018
Weighted average constant prepayment rate	11.72%	10.51%
Weighted average discount rate	11.11%	11.11%
Weighted average life (in years)	6.5	7.1

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2019	2018
Constant prepayment rate:
Impact of 10% adverse change	$(2,897)	$(2,512)
Impact of 20% adverse change	(5,664)	(4,980)
Discount rate:
Impact of 10% adverse change	(2,434)	(2,677)
Impact of 20% adverse change	(4,677)	(5,139)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $6.3 million and $5.8 million during the three months ended March 31, 2019 and 2018, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2019	2018
Noninterest-bearing demand	$2,490,144	$2,560,750
Interest-bearing:
NOW accounts	1,388,860	1,358,196
Money market	2,502,889	2,725,541
Brokered - money market	5,000	5,000
Demand	330,968	393,685
Savings	185,015	184,700
Time	1,395,243	1,308,284
	$8,298,119	$8,536,156

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2019	2018
Federal funds purchased	$132,800	$100,100
Securities sold under agreements to repurchase	560,725	576,707
Federal Home Loan Bank	—	200,000
Short-term bank loans	221,000	189,000
	$914,525	$1,065,807

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

	Three Months Ended March 31,
	2019	2018
Average balance during the period	$654,117	$678,723
Average interest rate during the period	2.63%	1.50%

	March 31,	December 31,
	2019	2018
Average interest rate at end of period	2.47%	2.43%
Securities underlying the agreements at end of period:
Carrying value	$562,897	$587,609
Estimated fair value	$598,304	$618,231

Federal Home Loan Bank (“FHLB”) short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Three Months Ended March 31,
	2019	2018
Average balance during the period	$4,167	$26,111
Average interest rate during the period	2.65%	2.03%

	March 31,	December 31,
	2019	2018
Average interest rate at end of period	0.00%	2.65%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2019 and December 31, 2018 was 3.29% and 3.35%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2019	2018
Senior Notes due April 2025, net of discount of $1,353 and $1,393, respectively	$148,647	$148,607
FHLB notes, including premium of $203 and $222, respectively, with maturities ranging from September 2020 to June 2030	4,284	4,391
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company line of credit due December 31, 2019	—	—
Ventures Management lines of credit due May 2019	44,941	48,374
	$225,372	$228,872

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. Leases

Hilltop and its subsidiaries lease space, primarily for corporate offices, branch facilities and automated teller machines, under both operating and finance leases. Certain of the Company’s leases have options to extend, with the longest extension option being ten years, and some of the Company’s leases include options to terminate within one year. The Company’s leases contain customary restrictions and covenants. The Company has certain intercompany leases and subleases between its subsidiaries, and these transactions and balances have been eliminated in consolidation and are not reflected in the tables and information presented below.

Supplemental balance sheet information related to finance leases is as follows (in thousands).

March 31,
2019
Finance leases:
Premises and equipment	$7,780
Accumulated depreciation	(3,736)
Premises and equipment, net	$4,044

Operating lease rental cost and finance lease amortization of ROU assets is included within occupancy and equipment, net in the consolidated statements of operations. Finance lease interest expense is included within other interest expense in the consolidated statements of operations. The Company does not generally enter into leases which contain variable payments, other than due to the passage of time. The components of lease costs, including short-term lease costs, are as follows (in thousands).

Three Months Ended
March 31, 2019
Operating lease cost	$10,531
Less operating lease and sublease income	(388)
Net operating lease cost	$10,143

Finance lease cost:
Amortization of lease assets	$147
Interest on lease liabilities	152
Total finance lease cost	$299

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,220
Operating cash flows from finance leases	152
Financing cash flows from finance leases	144
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,591
Finance leases	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	March 31, 2019
	Weighted Average	Weighted Average
Lease Classification	Remaining Lease Term (Years)	Discount Rate
Operating	5	5.18%
Finance	8	4.77%

Future minimum lease payments under the Leasing Standard as of March 31, 2019, under lease agreements that had commenced as of January 1, 2019, are presented below (in thousands).

	Operating leases	Finance Leases
2019	$27,512	$891
2020	31,127	1,197
2021	23,287	1,212
2022	17,922	1,241
2023	13,902	1,280
Thereafter	20,278	3,460
Total minimum lease payments	$134,028	$9,281
Less amount representing interest	(15,576)	(1,374)
Lease liabilities	$118,452	$7,907

The Company adopted the Leasing Standard on January 1, 2019, using the modified retrospective transition under the option to apply the new standard at its effective date without adjusting the prior period comparative financial statements. As such, disclosures for comparative periods under the predecessor standard, ASC 840, Leases, are required in the year of transition. Future minimum lease payments under ASC 840 as of December 31, 2018, under lease agreements that had commenced as of December 31, 2018, are presented below (in thousands).

	Operating Leases	Capital Leases
2019	$36,171	$1,186
2020	29,109	1,197
2021	21,058	1,212
2022	16,386	1,241
2023	12,361	1,280
Thereafter	18,264	3,460
Total minimum lease payments	$133,349	9,576
Amount representing interest		(1,221)
Present value of minimum lease payments		$8,355

As of March 31, 2019, the Company had additional operating leases that have not yet commenced with future minimum lease payments of approximately $38 million, primarily related to the Hilltop Plaza leases, as discussed in more detail in Note 13. These operating leases are expected to commence between April 2019 and December 2019 with lease terms ranging from three to ten years.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.6 million at March 31, 2019.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 22.6% and 23.3% during the three months ended March 31, 2019 and 2018, respectively, and approximated the applicable statutory rates for such periods.

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

While the final outcome of litigation and claims exposures is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any matter could be material to the Company’s business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

At both March 31, 2019 and December 31, 2018, the mortgage origination segment’s indemnification liability reserve totaled $10.7 million. The provision for indemnification losses was $0.5 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$33,784	$33,702
Claims made	3,182	6,989
Claims resolved with no payment	(5,687)	(5,861)
Repurchases	(1,167)	(2,089)
Indemnification payments	—	(420)
Balance, end of period	$30,112	$32,321

	Indemnification Liability Reserve Activity (1)
	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$10,701	$23,472
Additions for new sales	489	728
Repurchases	(82)	(160)
Early payment defaults	(142)	(146)
Indemnification payments	(3)	(117)
Change in reserves for loans sold in prior years	(242)	(445)
Balance, end of period	$10,721	$23,332

	March 31,	December 31,
	2019	2018
Reserve for Indemnification Liability:
Specific claims	$916	$676
Incurred but not reported claims	9,805	10,025
Total	$10,721	$10,701

(1)

The Reserve for Indemnification Liability as of March 31, 2018 reflected $10.2 million of specific claims related to an inquiry by the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Department of Justice which was resolved in the fourth quarter of 2018. The resolution of this matter is discussed in detail in Note 18 to the consolidated financial statements included in the Company’s 2018 Form 10-K.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Hilltop Plaza Investment

On July 31, 2018, Hillcrest Land LLC purchased approximately 1.7 acres of land in the City of University Park, Texas for $38.5 million. Hillcrest Land LLC is owned equally between Hilltop Investments I, LLC, a wholly owned entity of Hilltop, and Diamond Ground, LLC, an affiliate of Mr. Gerald J. Ford, Chairman of the Board of Directors. Each of Hilltop Investments I, LLC and Diamond Ground, LLC contributed $19.3 million to Hillcrest Land LLC to complete the purchase. As the voting rights of Hillcrest Land LLC are shared equally between the Company and Diamond Ground, LLC, there is no primary beneficiary, and Diamond Ground, LLC’s interest in Hillcrest Land LLC has been reflected as a noncontrolling interest in the Company’s consolidated financial statements. Therefore, the Company has consolidated Hillcrest Land LLC under the VIE model according to the “most-closely associated” test. The purchased land is included within premises and equipment, net in the consolidated balance sheets. Any income (loss) associated with Hillcrest Land LLC is included within other noninterest income in the consolidated statements of operations. Trusts for which Jeremy Ford, President and Chief Executive Officer, and the wife of Corey Prestidge, Executive Vice President, General Counsel and Secretary, are a beneficiary own 10.2% and 10.1%, respectively, of Diamond Ground, LLC.

In connection with the purchase of the land, Hillcrest Land LLC entered into a 99-year ground lease of the land with three tenants-in-common: SPC Park Plaza Partners LLC (“Park Plaza LLC”), an unaffiliated entity which received an undivided 50% leasehold interest; HTH Project LLC, a wholly owned subsidiary of Hilltop, which received an undivided 25% leasehold interest; and Diamond Hillcrest, LLC (“Diamond Hillcrest”), an entity owned by Mr. Gerald J. Ford, which received an undivided 25% leasehold interest (collectively, the “Co-Owners”). The ground lease is triple net. The base rent from the Co-Owners under the ground lease commences 18 months after the ground lease was signed at $1.8 million per year and increases 1.0% per year each January 1 thereafter. The ground lease was classified as an operating lease, and the accounting commencement date was determined to be July 31, 2018, the date the land was available to the Co-Owners.

Concurrent with the ground lease, the Co-Owners entered into an agreement to purchase the improvements currently being constructed on the land, which is a mixed-use project containing a six-story building (“Hilltop Plaza”). HTH Project LLC and Diamond Hillcrest each own an undivided 25% interest in Hilltop Plaza. Park Plaza LLC owns the remaining undivided 50% interest in Hilltop Plaza. Park Plaza LLC has agreed to serve as the Co-Owner property manager under the Co-Owners Agreement; however, certain actions require unanimous approval of all Co-Owners. Funding for Hilltop Plaza includes a $41.0 million construction loan from an unaffiliated third party bank, as well as cash contributions of $5.3 million from each of HTH Project LLC and Diamond Hillcrest. HTH Project LLC’s undivided interest in Hilltop Plaza is accounted for as an equity method investment as the tenants-in-common have joint control over decisions regarding Hilltop Plaza. The investment is included within other assets in the consolidated balance sheets and any income (loss) is included within other noninterest income in the consolidated statements of operations.

Hilltop and the Bank entered into leases for an aggregate of approximately 72,000 of the total 119,000 square feet of rentable space in Hilltop Plaza to serve as the headquarters for both companies. The two separate 129-month office and retail leases have combined total base rent of approximately $35 million with the first nine months of rent abated. Move-in is expected in the fourth quarter of 2019. The office and retail leases were considered under the build-to-suit provisions of ASC 840, and the Company was determined to be the accounting owner of the project as its affiliate, HTH Project LLC, has an equity investment in the project. As such, the assets of Hilltop Plaza were recognized during the construction period through December 31, 2018, as costs were incurred to construct the asset, with a corresponding liability representing the costs paid for by the lessor (the Co-Owners). At December 31, 2018, the $27.8 million of costs incurred to date were included within premises and equipment and other liabilities, respectively, in the consolidated balance sheets. The Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of the newly adopted Leasing Standard and concluded it is not the accounting owner. As such, the assets and liabilities of the project were derecognized on January 1, 2019, with the $1.4 million offset representing deferred expenses recognized on the project to date through December 31, 2018, recorded as an increase to retained earnings.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.3 billion at March 31, 2019 and outstanding financial and performance standby letters of credit of $95.1 million at March 31, 2019.

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

15. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At March 31, 2019, 666,839 shares of common stock remained available for issuance pursuant to awards granted under the 2012 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $2.5 million and $2.3 million during the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019 and 2018, Hilltop granted 7,958 and 4,921 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the three months ended March 31, 2019 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2018	1,270	$22.44
Granted	574	$19.20
Vested/Released	(240)	$16.32
Forfeited	(2)	$24.72
Balance, March 31, 2019	1,602	$21.24

Vested/Released RSUs include an aggregate of 36,553 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2019. Pursuant to certain RSU award agreements, an aggregate of 3,322 vested RSUs at March 31, 2019 require deferral of the settlement in shares and statutory tax obligations to a future date.

During the three months ended March 31, 2019, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 565,861 RSUs pursuant to the 2012 Plan. Of the RSUs granted during the three months ended March 31, 2019, 474,612 that were outstanding at March 31, 2019, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the three months ended March 31, 2019, 91,249 that were outstanding at March 31, 2019, will cliff vest based upon the achievement of certain performance goals over a three-year period.

At March 31, 2019, in the aggregate, 1,350,926 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 250,177 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2019, unrecognized compensation expense related to outstanding RSUs of $20.6 million is expected to be recognized over a weighted average period of 1.83 years.

16. Regulatory Matters

Banking and Hilltop

PlainsCapital, which includes the Bank and PrimeLending, and Hilltop are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require PlainsCapital and Hilltop to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company performs reviews of the classification and calculation of risk-weighted assets to ensure accuracy and compliance with the Basel III regulatory capital requirements as implemented by the Board of Governors of the Federal Reserve System. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III requires banking organizations to maintain a capital conservation buffer above minimum risk-based capital requirements measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital, and the requirements were fully phased in as of January 1, 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables show PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis as if such requirements were currently in effect at December 31, 2018 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2019
Tier 1 capital (to average assets):
PlainsCapital	$1,195,051	12.61%	4.0%	4.0%	5.0%
Hilltop	1,718,119	13.22%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,195,051	13.89%	7.0%	7.0%	6.5%
Hilltop	1,671,530	16.75%	7.0%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,195,051	13.89%	8.5%	8.5%	8.0%
Hilltop	1,718,119	17.22%	8.5%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,256,067	14.60%	10.5%	10.5%	10.0%
Hilltop	1,760,772	17.64%	10.5%	10.5%	N/A

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018
Tier 1 capital (to average assets):
PlainsCapital	$1,183,447	12.47%	4.0%	4.0%	5.0%
Hilltop	1,680,364	12.53%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,183,447	13.90%	6.375%	7.0%	6.5%
Hilltop	1,634,978	16.58%	6.375%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,183,447	13.90%	7.875%	8.5%	8.0%
Hilltop	1,680,364	17.04%	7.875%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,245,177	14.63%	9.875%	10.5%	10.0%
Hilltop	1,722,602	17.47%	9.875%	10.5%	N/A

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

At March 31, 2019, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$221,082	$3,028
Less: required net capital	9,722	250
Excess net capital	$211,360	$2,778

Net capital as a percentage of aggregate debit items	45.5%
Net capital in excess of 5% aggregate debit items	$196,777

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At March 31, 2019 and December 31, 2018, the Hilltop Broker-Dealers held cash of $156.9 million and $134.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2019 or December 31, 2018.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of March 31, 2019, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	March 31,	December 31,
	2019	2018
Statutory capital and surplus:
National Lloyds Insurance Company	$62,106	$78,637
American Summit Insurance Company	18,641	17,908

	Three Months Ended March 31,
	2019	2018
Statutory net income:
National Lloyds Insurance Company	$3,417	$3,767
American Summit Insurance Company	417	889

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2019, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2019, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

17. Stockholders’ Equity

Dividends

During the three months ended March 31, 2019 and 2018, the Company declared and paid cash dividends of $0.08 and $0.07 per common share, or $7.5 million and $6.7 million, respectively.

On April 25, 2019, the Company announced that its board of directors declared a quarterly cash dividend of $0.08 per common share, payable on May 31, 2019, to all common stockholders of record as of the close of business on May 15, 2019.

Stock Repurchase Program

In January 2019, the Hilltop board of directors authorized a new stock repurchase program through January 2020, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. The Company’s stock repurchase program and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2018 Form 10-K.

18. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and Eurodollar futures. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps and U.S. Treasury bond futures and options to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Hilltop Securities uses both U.S. Treasury bond and Eurodollar futures to hedge changes in the fair value of their securities.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 4 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $18.2 million and $10.0 million during the three months ended March 31, 2019 and 2018, respectively. These changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 4 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. The fair values of the Hilltop Broker-Dealers’ derivative instruments decreased $1.8 million and $5.2 million during the three months ended March 31, 2019 and 2018, respectively, while the fair values of the Bank’s derivative instruments decreased $0.1 million and increased $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

Derivative positions are presented in the following table (in thousands).

	March 31, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,165,947	$29,860	$677,267	$17,421
Customer-based written options	31,200	(9)	31,200	(49)
Customer-based purchased options	31,200	9	31,200	49
Commitments to purchase MBSs	2,506,084	11,677	2,359,630	10,467
Commitments to sell MBSs	4,040,254	(18,108)	3,711,477	(19,315)
Interest rate swaps	7,735	21	15,104	82
U.S. Treasury bond futures and options (1)	373,900	—	367,200	—
Eurodollar futures (1)	912,000	—	104,000	—

(1)    Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

PrimeLending had cash collateral advances totaling $13.1 million and $11.9 million to offset net liability derivative positions on its commitments to sell MBSs at March 31, 2019 and December 31, 2018, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $3.5 million and $3.4 million on U.S. Treasury bond futures and options and Eurodollar futures at March 31, 2019 and December 31, 2018, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2019
Securities borrowed:
Institutional counterparties	$1,540,803	$—	$1,540,803	$(1,491,092)	$—	$49,711

Interest rate options:
Customer counterparties	9	—	9	—	—	9

Interest rate swaps:
Institutional counterparties	43	—	43	—	—	43

Reverse repurchase agreements:
Institutional counterparties	65,205	—	65,205	(64,818)	—	387

Forward MBS derivatives:
Institutional counterparties	11,684	—	11,684	(11,684)	—	—
	$1,617,744	$—	$1,617,744	$(1,567,594)	$—	$50,150
December 31, 2018
Securities borrowed:
Institutional counterparties	$1,365,547	$—	$1,365,547	$(1,307,121)	$—	$58,426

Interest rate options:
Customer counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	88	—	88	—	—	88

Reverse repurchase agreements:
Institutional counterparties	61,611	—	61,611	(61,390)	—	221

Forward MBS derivatives:
Institutional counterparties	10,469	—	10,469	(10,469)	—	—
	$1,437,764	$—	$1,437,764	$(1,378,980)	$—	$58,784

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2019
Securities loaned:
Institutional counterparties	$1,408,636	$—	$1,408,636	$(1,366,198)	$—	$42,438

Interest rate options:
Institutional counterparties	9	—	9	—	—	9

Interest rate swaps:
Institutional counterparties	22	—	22	—	—	22

Repurchase agreements:
Institutional counterparties	504,537	—	504,537	(504,537)	—	—
Customer counterparties	56,188	—	56,188	(56,188)	—	—

Forward MBS derivatives:
Institutional counterparties	18,615	(501)	18,114	(12,275)	—	5,839
	$1,988,007	$(501)	$1,987,506	$(1,939,198)	$—	$48,308
December 31, 2018
Securities loaned:
Institutional counterparties	$1,186,073	$—	$1,186,073	$(1,136,033)	$—	$50,040

Interest rate options:
Institutional counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	6	—	6	—	—	6

Repurchase agreements:
Institutional counterparties	533,441	—	533,441	(533,441)	—	—
Customer counterparties	43,266	—	43,266	(43,266)	—	—

Forward MBS derivatives:
Institutional counterparties	19,331	(15)	19,316	(7,728)	—	11,588
	$1,782,166	$(15)	$1,782,151	$(1,720,468)	$—	$61,683

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2019 and December 31, 2018.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2019	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$85,345	$—	$—	$—	$85,345
Asset-backed securities	475,380	—	—	—	475,380

Securities lending transactions:
Corporate securities	630	—	—	—	630
Equity securities	1,408,006	—	—	—	1,408,006
Total	$1,969,361	$—	$—	$—	$1,969,361

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,969,361
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2018	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$131,848	$—	$—	$—	$131,848
Asset-backed securities	444,859	—	—	—	444,859

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,185,960	—	—	—	1,185,960
Total	$1,762,780	$—	$—	$—	$1,762,780

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,762,780
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2019	2018
Receivables:
Securities borrowed	$1,540,803	$1,365,547
Securities failed to deliver	19,855	16,300
Trades in process of settlement	72,850	32,993
Other	17,691	25,447
	$1,651,199	$1,440,287
Payables:
Securities loaned	$1,408,636	$1,186,073
Correspondents	36,818	29,311
Securities failed to receive	39,313	75,015
Other	5,460	4,526
	$1,490,227	$1,294,925

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	March 31,	December 31,
	2019	2018
Reserve for unpaid losses and allocated LAE balance, net	$17,318	$16,498
Reinsurance recoverables on unpaid losses	2,506	3,214
Unallocated LAE	767	840
Reserve for unpaid losses and LAE balance, gross	$20,591	$20,552

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

			March 31, 2019
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Three Months Ended March 31, 2019		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2015	$86,607	$86,963	$169	20,583
2016	83,265	84,085	401	20,180
2017	86,553	87,771	776	20,737
2018	68,015	76,110	4,542	15,288
2019	6,570	13,316	2,257	3,545
Total	331,010	$348,245
	83	All outstanding reserves prior to 2015, net of reinsurance
	$17,318	Reserve for unpaid losses and allocated LAE, net of reinsurance

22. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2019, total reinsurance recoverables and receivables had a carrying value of $3.9 million, which is included in other assets within the consolidated balance sheets. There was no allowance for uncollectible accounts at March 31, 2019, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended March 31,
	2019		2018
	Written	Earned	Written	Earned
Premiums from direct business	$30,790	$31,737	$33,085	$33,368
Reinsurance assumed	3,129	3,191	3,042	3,000
Reinsurance ceded	(1,725)	(1,725)	(2,010)	(2,053)
Net premiums	$32,194	$33,203	$34,117	$34,315

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on incurred losses and LAE are as follows (in thousands).

	Three Months Ended March 31,
	2019	2018
Losses and LAE incurred	$14,985	$13,452
Reinsurance recoverables	(59)	2,080
Net loss and LAE incurred	$14,926	$15,532

Catastrophic coverage

At March 31, 2019, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.0 million of reinsurance coverage in excess of its $2.0 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8 million is comprised of three layers of protection: $17 million in excess of $8 million retention and/or loss; $30 million in excess of $25 million loss; and $50 million in excess of $55 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At March 31, 2019, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2019, NLC renewed its underlying excess of loss contract that provides $10.0 million aggregate coverage in excess of NLC’s per event retention of $1.0 million and aggregate retention of $15.0 million for sub-catastrophic events. As of January 1, 2019, NLC retains 37.5% participation in this coverage, up from 17.5% participation during 2018.

23. Segment and Related Information

The Company currently has four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers. These segments reflect the manner in which operations are managed and the criteria used by the chief operating decision maker, the Company’s President and Chief Executive Officer, to evaluate segment performance, develop strategy and allocate resources.

The banking segment includes the operations of the Bank, and since August 1, 2018, the operations acquired in the BORO Acquisition. The broker-dealer segment includes the operations of Securities Holdings, the mortgage origination segment is composed of PrimeLending and the insurance segment is composed of NLC.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,690	$12,850	$(467)	$642	$(1,330)	$4,546	$108,931
Provision (recovery) for loan losses	1,025	(74)	—	—	—	—	951
Noninterest income	10,621	91,307	118,033	36,492	538	(4,523)	252,468
Noninterest expense	60,726	87,807	114,677	30,338	15,562	(25)	309,085
Income (loss) before income taxes	$41,560	$16,424	$2,889	$6,796	$(16,354)	$48	$51,363

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$86,638	$12,550	$941	$787	$(2,091)	$4,595	$103,420
Provision for loan losses	(1,531)	(276)	—	—	—	—	(1,807)
Noninterest income	10,180	68,547	127,102	35,018	(712)	(4,992)	235,143
Noninterest expense	59,370	77,776	130,704	31,013	9,403	(64)	308,202
Income (loss) before income taxes	$38,979	$3,597	$(2,661)	$4,792	$(12,206)	$(333)	$32,168

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
March 31, 2019
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$9,748,950	$3,333,574	$1,348,924	$252,857	$2,275,342	$(3,410,277)	$13,549,370

December 31, 2018
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$10,004,971	$3,213,115	$1,627,134	$253,513	$2,243,182	$(3,658,343)	$13,683,572

24. Earnings per Common Share

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, if applicable. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method since there were no instruments which qualified as participating securities during the three months ended March 31, 2019 or 2018.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three months ended March 31, 2019 and 2018, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2019	2018
Basic earnings per share:
Net earnings available to Hilltop common stockholders	$38,786	$24,441

Weighted average shares outstanding - basic	93,669	95,985

Basic earnings per common share	$0.41	$0.25

Diluted earnings per share:
Income attributable to Hilltop	$38,786	$24,441

Weighted average shares outstanding - basic	93,669	95,985
Effect of potentially dilutive securities	—	161
Weighted average shares outstanding - diluted	93,669	96,146

Diluted earnings per common share	$0.41	$0.25

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					March 31, 2019
						Total of
						Incurred
						But Not
						Reported
						Reserves Plus	Cumulative
						Development	Number of
Accident	March 31, 2019					On Reported	Reported
Year	2015	2016	2017	2018	2019	Claims	Claims
2015	$89,646	$88,477	$87,262	$86,961	$86,963	$169	20,583
2016		84,771	85,189	84,076	84,085	401	20,180
2017			87,899	88,025	87,771	776	20,737
2018				75,217	76,110	4,542	15,288
2019					13,316	2,257	3,545
					$348,245

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	March 31, 2019
Year	2015	2016	2017	2018	2019
2015	$71,820	$82,940	$85,507	$86,549	$86,607
2016		71,543	81,682	83,169	83,265
2017			77,675	86,319	86,553
2018				61,922	68,015
2019					6,570
Total					$331,010
All outstanding reserves prior to 2015, net of reinsurance					83
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance					$17,318

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make, and the timing of, strategic acquisitions, the costs of integration of the operations of acquired businesses, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, total expenses and cost savings expected from PrimeLending’s cost reduction efforts, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for loan losses and provision for loan losses, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2019, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” herein and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

During the three months ended March 31, 2019, our net income to common stockholders was $38.8 million, or $0.41 per diluted share. We declared total common dividends of $0.08 per share during the three months ended March 31, 2019, which resulted in a dividend payout ratio of 19.32%. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

We reported $51.4 million of consolidated income before income taxes during the three months ended March 31, 2019,  including the following contributions from our four reportable business segments.

•	The banking segment contributed $41.6 million of income before income taxes during the three months ended March 31, 2019;
•	The broker-dealer segment contributed $16.4 million of income before income taxes during the three months ended March 31, 2019;
•	The mortgage origination segment contributed $2.9 million of income before income taxes during the three months ended March 31, 2019; and
•	The insurance segment contributed $6.8 million of income before income taxes during the three months ended March 31, 2019.

At March 31, 2019, on a consolidated basis, we had total assets of $13.5 billion, total deposits of $8.3 billion, total loans, including loans held for sale, of $8.0 billion and stockholders’ equity of $2.0 billion.

Factors Affecting Results of Operations

Changes in Management

On February 21, 2019, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Alan B. White, our Vice Chairman and Co-Chief Executive Officer, in connection with his retirement effective April 1, 2019 (the “Retirement Date”). Pursuant to the Separation Agreement, effective as of the Retirement Date, Mr. White resigned from all positions with Hilltop and its subsidiaries, including, without limitation, Vice Chairman of our Board of Directors and Co-Chief Executive Officer of Hilltop. The Separation Agreement also provides that Mr. White’s retention agreement by and between the Company and Mr. White, as amended, terminated on the Retirement Date, except for certain provisions that addressed, among other items, non-competition, non-solicitation, confidential information and arbitration. Effective April 1, 2019, Jeremy B. Ford became Hilltop’s sole Chief Executive Officer, Chairman of the Executive Committee of the Board of Directors of Hilltop and the Chairman of the Bank. The Separation Agreement, in accordance with Mr. White’s retention agreement, provided for aggregate payments of $12.4 million to Mr. White, subject to any delay required under Section 409A of the Internal Revenue Code. During the first quarter of 2019, our financial results included the recognition within corporate of a pre-tax charge within employees’ compensation and benefits of $5.8 million associated with Mr. White’s retirement, but we expect his retirement to reduce our employees’ compensation and benefits expense in future periods.

On February 19, 2019, we entered into a retention agreement with Hill A. Feinberg (the “Feinberg Retention Agreement") to set forth the terms of his ongoing role with the Company. As disclosed in our current report on Form 8-K filed on December 12, 2018, we appointed M. Bradley Winges to succeed Mr. Feinberg as President and Chief Executive Officer of Hilltop Securities effective February 20, 2019. The Feinberg Retention Agreement provides that, as of February 20, 2019, Mr. Feinberg resigned as President and Chief Executive Officer of Hilltop Securities and from all other positions with Hilltop and its subsidiaries, other than as Chairman of the Board of Directors of Hilltop Securities, as a member of the Board of Directors of Hilltop and a member of Executive Committee of the Board of Directors of Hilltop. Pursuant to the Feinberg Retention Agreement, Mr. Feinberg will continue to serve as the Chairman of the Board of Directors of Hilltop Securities until June 30, 2019, at which time he will become Chairman Emeritus of Hilltop Securities and resign from his membership on the Executive Committee of the Board of Directors of Hilltop. The Feinberg Retention Agreement provides for aggregate payments of $1.4 million to Mr. Feinberg upon his termination, resignation or death, of which $0.9 million was paid during the first quarter of 2019. Mr. Feinberg may resign or be terminated at any time. In connection with the appointment of Mr. Winges, Hilltop and Mr. Winges entered into an employment agreement providing for a sign-on cash bonus of $1.5 million, among other benefits, on the effective date of his employment. During the first quarter of 2019, the broker-dealer segment’s financial results reflect aggregate pre-tax charges within employees’ compensation and benefits noninterest expenses of $2.2 million related to these items.

During the three months ended March 31, 2019, the total impact of the above noted changes in management was $8.0 million before income taxes. These changes and the related impact on our results of operations are collectively referred to as the “Leadership Changes.”

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improved operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements, and we are working on preliminary plans for additional investments in such solutions, upgrades and enhancements. Such significant investments specifically include single, enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement within our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we have begun the consolidation of common back office functions. We believe that costs incurred related to these Core System Improvements will continue to represent an increasingly significant portion of our noninterest expenses in the near term, but we are making such investments with the expectation that they will result in cost savings over the long term. Costs related to our Core System Improvements, disaggregated by segment between internal-use software costs that were capitalized as premises and equipment and costs that were recorded to noninterest expense, were as follows (in thousands).

			Mortgage			Hilltop
Three Months Ended March 31, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$1,151	$2,001	$—	$218	$3,370
Noninterest expense	—	1,043	1,022	—	402	2,467
Total	$—	$2,194	$3,023	$—	$620	$5,837

			Mortgage			Hilltop
Three Months Ended March 31, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$129	$—	$—	$—	$129
Noninterest expense	—	1,215	549	—	344	2,108
Total	$—	$1,344	$549	$—	$344	$2,237

Factors Affecting Comparability of Results of Operations

Prior Year Acquisition

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

Termination of FDIC Loss-Share Agreements

In the fourth quarter of 2018, the Bank terminated its loss-share agreements with the FDIC which were entered into in connection with the FNB Transaction, resulting in a $6.26 million payment from the FDIC to the Bank. Prior to the termination, the Bank recorded “true-up” accruals with respect to the FNB Transaction loss-share agreements with the FDIC of $0.1 million during the three months ended March 31, 2018. The true-up accrual was based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if actual losses incurred and billed to the FDIC through loss sharing were below a stated threshold. During the three months ended March 31, 2018, the Bank also recorded $3.9 million of amortization of excess book value of its receivables under the loss-share agreements (the “FDIC Indemnification Asset”) due to lower projected collections from the FDIC than were initially estimated at the acquisition date.

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

The banking segment includes the operations of the Bank, and since August 1, 2018, the operations acquired in the BORO Acquisition. The banking segment primarily provides business and consumer banking services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income. The Bank also derives revenue from other sources, including service charges on customer deposit accounts and trust fees.

The broker-dealer segment includes the operations of Securities Holdings, which operates through its wholly owned subsidiaries Hilltop Securities and HTS Independent Network. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, HTS Independent Network and Hilltop Securities Asset Management, LLC, a wholly-owned subsidiary of First Southwest Holdings, LLC, are registered investment advisers under the Investment Advisers Act of 1940.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable segments is presented in Note 23, Segment and Related Information, in the notes to our consolidated financial statements. The following table presents certain information about the operating results of our reportable segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Three Months Ended March 31,		Variance 2019 vs 2018
	2019	2018	Amount	Percent
Net interest income (expense):
Banking	$92,690	$86,638	$6,052	7%
Broker-Dealer	12,850	12,550	300	2%
Mortgage Origination	(467)	941	(1,408)	(150)%
Insurance	642	787	(145)	(18)%
Corporate	(1,330)	(2,091)	761	36%
All Other and Eliminations	4,546	4,595	(49)	(1)%
Hilltop Consolidated	$108,931	$103,420	$5,511	5%

Provision (recovery) for loan losses:
Banking	$1,025	$(1,531)	$2,556	167%
Broker-Dealer	(74)	(276)	202	73%
Mortgage Origination	—	—	—	—%
Insurance	—	—	—	—%
Corporate	—	—	—	—%
All Other and Eliminations	—	—	—	—%
Hilltop Consolidated	$951	$(1,807)	$2,758	153%

Noninterest income:
Banking	$10,621	$10,180	$441	4%
Broker-Dealer	91,307	68,547	22,760	33%
Mortgage Origination	118,033	127,102	(9,069)	(7)%
Insurance	36,492	35,018	1,474	4%
Corporate	538	(712)	1,250	176%
All Other and Eliminations	(4,523)	(4,992)	469	9%
Hilltop Consolidated	$252,468	$235,143	$17,325	7%

Noninterest expense:
Banking	$60,726	$59,370	$1,356	2%
Broker-Dealer	87,807	77,776	10,031	13%
Mortgage Origination	114,677	130,704	(16,027)	(12)%
Insurance	30,338	31,013	(675)	(2)%
Corporate	15,562	9,403	6,159	66%
All Other and Eliminations	(25)	(64)	39	61%
Hilltop Consolidated	$309,085	$308,202	$883	0%

Income (loss) before income taxes:
Banking	$41,560	$38,979	$2,581	7%
Broker-Dealer	16,424	3,597	12,827	357%
Mortgage Origination	2,889	(2,661)	5,550	209%
Insurance	6,796	4,792	2,004	42%
Corporate	(16,354)	(12,206)	(4,148)	(34)%
All Other and Eliminations	48	(333)	381	114%
Hilltop Consolidated	$51,363	$32,168	$19,195	60%

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income increased during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, primarily due to an increase within our banking segment and, to a lesser extent within our broker-dealer segment and corporate, partially offset by a decrease within our mortgage origination segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through Securities Holdings, we provide investment banking and other related financial services. We generated $56.1 million and $57.1 million in securities commissions and fees and investment and securities advisory fees and commissions, and $31.6 million and $7.0 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the three months ended March 31, 2019 and 2018, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2019 and 2018, we generated $118.0 million and $126.4 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $33.2 million and $34.3 million in net insurance premiums earned during the three months ended March 31, 2019 and 2018, respectively.

The increase in noninterest income noted in the table above was primarily due to increases of $24.6 million in gains from derivative and trading portfolio activities and $1.8 million in investment and securities advisory fees and commissions, partially offset by decreases of $9.6 million in net gains from sale of loans and other mortgage production income and $2.7 million in securities commissions and fees.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended March 31, 2019 was $38.8 million, or $0.41 per diluted share, compared with net income applicable to common stockholders of $24.4 million, or $0.25 per diluted share, during the three months ended March 31, 2018. The first quarter of 2019 included costs associated with significant Leadership Changes and other efficiency initiative-related charges which, in the aggregate, totaled $8.7 million before income taxes.

Certain items included in net income for the three months ended March 31, 2019 and 2018 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the BORO Acquisition (collectively, the “Bank Transactions”). Income before taxes during the three months ended March 31, 2019 and 2018, included the following purchase accounting items related to the Bank Transactions (in thousands).

Three Months Ended March 31, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$544	$5,533	$561	$1,977	$8,615
Amortization of identifiable intangibles	(1,001)	(76)	(174)	(714)	(1,965)

Three Months Ended March 31, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$574	$8,377	$708	$—	$9,659
Amortization of identifiable intangibles	(1,448)	(114)	(195)	—	(1,757)

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended March 31,
	2019	2018
Return on average stockholder's equity	8.04%	5.19%
Return on average assets	1.21%	0.77%
Net interest margin (1) (3) (4)	3.69%	3.52%
Net interest margin (taxable equivalent) (2) (3) (4)	3.70%	3.53%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21%. The interest income earned on certain earnings assets is completely or partially exempt from federal income tax. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(3)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 43 basis points and 42 basis points during the three months ended March 31, 2019 and 2018, respectively.

(4)

During the three months ended March 31, 2019 and 2018, purchase accounting contributed 32 basis points and 36 basis points, respectively, to both net interest margin and taxable equivalent net interest margin.

We present net interest margin in the previous table, and net interest margin and net interest income below, on a taxable equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable- equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended March 31, 2019 and 2018, purchase accounting contributed 32 and 36 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.70% and 3.53%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Three Months Ended March 31, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$753	$5,533	$536	$1,913	$8,735
Accretion (amortization) of discount (premium) on acquired securities	(209)	—	7	64	(138)

Three Months Ended March 31, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$938	$8,377	$552	$—	$9,867
Amortization of premium on acquired securities	(410)	—	—	—	(410)

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,015,010	$12,487	4.92%	$1,294,245	$14,613	4.52%
Loans held for investment, gross (1)	6,843,343	98,383	5.76%	6,308,756	85,331	5.42%
Investment securities - taxable	1,792,501	15,584	3.48%	1,613,608	10,928	2.71%
Investment securities - non-taxable (2)	221,602	1,658	2.99%	258,732	2,030	3.14%
Federal funds sold and securities purchased under agreements to resell	66,346	388	2.37%	189,623	481	1.03%
Interest-bearing deposits in other financial institutions	505,582	3,151	2.53%	632,727	2,478	1.59%
Securities borrowed	1,446,412	16,859	4.66%	1,537,306	16,300	4.24%
Other	61,263	1,671	11.01%	70,854	1,452	8.27%
Interest-earning assets, gross (2)	11,952,059	150,181	5.03%	11,905,851	133,613	4.50%
Allowance for loan losses	(59,549)			(65,202)
Interest-earning assets, net	11,892,510			11,840,649
Noninterest-earning assets	1,419,075			1,228,058
Total assets	$13,311,585			$13,068,707

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,825,886	$17,106	1.19%	$5,494,657	$8,675	0.64%
Securities loaned	1,295,002	14,738	4.62%	1,365,081	13,739	4.08%
Notes payable and other borrowings	1,065,432	9,265	3.51%	1,195,993	7,526	2.54%
Total interest-bearing liabilities	8,186,320	41,109	2.03%	8,055,731	29,940	1.50%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,520,057			2,419,725
Other liabilities	623,710			680,543
Total liabilities	11,330,087			11,155,999
Stockholders’ equity	1,958,531			1,911,160
Noncontrolling interest	22,967			1,548
Total liabilities and stockholders' equity	$13,311,585			$13,068,707

Net interest income (2)		$109,072			$103,673
Net interest spread (2)			3.00%			2.99%
Net interest margin (2)			3.70%			3.53%

(2)	Average balance includes non-accrual loans.
(3)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

On a consolidated basis, net interest income increased during the three months ended March 31, 2019,  compared with the same period in 2018, primarily due to changes attributable to both volumes and yields within our banking segment, partially offset by a decrease in accretion of discount on loans. Refer to the discussion in the “Banking Segment” section below for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision (recovery) for loan losses is determined by management as the amount to be added to (recovered from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. Substantially all of our consolidated provision (recovery) for loan losses is related to the banking segment. During the three months ended March 31, 2019, the provision for loan losses was impacted by the banking segment’s release of a $2.0 reserve associated with previously estimated hurricane loss exposures due to improved customer performance. The provision for loan losses was comprised of the following (in thousands).

	Three Months Ended March 31,
	2019	2018
Charges (recovery of charges) relating to newly originated loans and acquired loans without credit impairment at acquisition	$491	$(1,493)
Charges (recovery of charges) on PCI loans	460	(314)
Provision (recovery) for loan losses	$951	$(1,807)

Consolidated noninterest income increased during the three months ended March 31, 2019, compared with the same period in 2018, primarily due to increases in noninterest income within our broker-dealer and insurance segments, partially offset by a decrease within our mortgage origination segment.

Consolidated noninterest expense increased during the three months ended March 31, 2019, compared with the same period in 2018, primarily due to increases within our broker-dealer and banking segments as well as corporate, partially offset by decreases within our mortgage origination and insurance segments.

Consolidated effective income tax rates during the three months ended March 31, 2019 and 2018, were 22.6% and 23.3%, respectively, and approximated the applicable statutory rate for such periods.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Net interest income	$92,690	$86,638	$6,052
Provision (recovery) for loan losses	1,025	(1,531)	2,556
Noninterest income	10,621	10,180	441
Noninterest expense	60,726	59,370	1,356
Income before income taxes	$41,560	$38,979	$2,581

Income before income taxes increased during the three months ended March 31, 2019, compared with the same period in 2018, primarily due to an increase in net interest income associated with net volume and yield changes partially offset by an increase in deposit rates and a decline in accretion. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

During the second quarter of 2018, we were the victim of a “spear phishing” attack which resulted in a wire fraud loss of approximately $4.0 million and approximately $0.3 million of other related expenses. We have not recorded an accrual for future claims related to this matter as we have not concluded that such a loss is probable. We continue to seek recovery of the wire fraud loss arising from this incident through insurance providers and other means. We cannot currently estimate the amount of any future legal or insurance recoveries related to this loss.

The ratios shown in the table below include certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended March 31,
	2019	2018
Efficiency ratio (1)	58.78%	61.32%
Return on average assets	1.34%	1.31%
Net interest margin (2) (4)	4.24%	4.15%
Net interest margin (taxable equivalent) (3) (4)	4.25%	4.16%
Net recoveries (charge-offs) to average loans outstanding	(0.10)%	0.09%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for the periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(4)

During the three months ended March 31, 2019 and 2018, purchase accounting contributed 44 basis points and 51 basis points, respectively, to net interest margin and taxable equivalent net interest margin.

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

During the three months ended March 31, 2019 and 2018, purchase accounting contributed 44 and 51 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 4.25% and 4.16%, respectively, and primarily related to the purchase accounting items associated with the Bank Transactions as detailed in the tables presented in the Consolidated Operating Results above.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,359,924	$91,310	5.75%	$5,794,528	$79,191	5.47%
Subsidiary warehouse lines of credit	936,457	11,085	4.73%	1,212,755	11,699	3.86%
Investment securities - taxable	1,113,797	7,092	2.55%	904,625	4,826	2.13%
Investment securities - non-taxable (2)	97,592	828	3.40%	117,561	980	3.33%
Federal funds sold and securities purchased under agreements to resell	416	—	0.13%	495	—	0.38%
Interest-bearing deposits in other financial institutions	316,319	1,914	2.45%	382,353	1,474	1.56%
Other	41,084	544	5.30%	46,436	506	4.36%
Interest-earning assets, gross (2)	8,865,589	112,773	5.09%	8,458,753	98,676	4.67%
Allowance for loan losses	(59,410)			(64,843)
Interest-earning assets, net	8,806,179			8,393,910
Noninterest-earning assets	945,409			890,284
Total assets	$9,751,588			$9,284,194

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,525,366	$18,994	1.39%	$5,149,294	$11,176	0.88%
Notes payable and other borrowings	179,878	933	2.08%	281,906	661	0.94%
Total interest-bearing liabilities	5,705,244	19,927	1.42%	5,431,200	11,837	0.88%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,487,922			2,412,326
Other liabilities	92,303			49,919
Total liabilities	8,285,469			7,893,445
Stockholders’ equity	1,466,119			1,390,749
Total liabilities and stockholders’ equity	$9,751,588			$9,284,194

Net interest income (2)		$92,846			$86,839
Net interest spread (2)			3.68%			3.79%
Net interest margin (2)			4.25%			4.16%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.2 million for both the three months ended March 31, 2019 and 2018.

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

	Three Months Ended March 31,
	2019 vs. 2018
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$7,628	$4,491	$12,119
Subsidiary warehouse lines of credit	(2,629)	2,015	(614)
Investment securities - taxable	1,101	1,165	2,266
Investment securities - non-taxable (2)	(164)	12	(152)
Federal funds sold and securities purchased under agreements to resell	—	—	—
Interest-bearing deposits in other financial institutions	(255)	695	440
Other	(57)	95	38
Total interest income (2)	5,624	8,473	14,097

Interest expense
Deposits	$816	$7,002	$7,818
Notes payable and other borrowings	(237)	509	272
Total interest expense	579	7,511	8,090

Net interest income (2)	$5,045	$962	$6,007

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income during the three months ended March 31, 2019, compared to the same period in 2018, primarily as a result of higher loan yields due to increased market rates, partially offset by a decrease in accretion of discount on loans of $1.1 million. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to an increase in the loan portfolio, increased taxable equivalent net interest income during the three months ended March 31, 2019, compared with the same period in 2018. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income during the three months ended March 31, 2019, compared with the same period in 2018, due to increases in market interest rates. Short-term interest rates have risen faster than medium and longer term rates, which has reduced the favorable impact of our asset-sensitive position on net interest income. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income in a period of changing rates. If interest rates were to fall, the impact on our interest income would be limited by these rate floors. If interest rates were to rise, yields on the portion of our portfolio that remain at applicable rate floor would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

The banking segment’s noninterest income increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to year-over-year increases in service charge income due to the restructuring of our products.

The banking segment’s noninterest expenses increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to increased expenses associated with the acquired BORO locations, offset by a reduction in net expenses associated with previously covered assets, including the FDIC Indemnification Asset discussed in the “Factors Affecting Comparability of Results of Operations” section above.

Broker-Dealer Segment

The following table provides additional detail regarding our broker-dealer operating results (in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Net interest income:
Securities lending	$2,121	$2,561	$(440)
Structured finance	2,153	1,907	246
Clearing	2,651	3,061	(410)
Other	5,925	5,021	904
Total net interest income	12,850	12,550	300
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	11,208	10,138	1,070
Retail	18,051	20,944	(2,893)
Clearing	8,785	9,005	(220)
Other	774	1,393	(619)
	38,818	41,480	(2,662)
Investment and securities advisory fees and commissions by business line:
Public banking	12,673	12,056	617
Capital markets	1,928	949	979
Retail	4,543	4,362	181
Structured finance	721	655	66
Clearing	275	292	(17)
Other	20	40	(20)
	20,160	18,354	1,806
Other:
Structured finance	23,728	4,564	19,164
Capital markets	7,910	2,461	5,449
Other	691	1,688	(997)
	32,329	8,713	23,616
Total noninterest income	91,307	68,547	22,760
Net revenue (2)	104,157	81,097	23,060
Noninterest expense (3):
Employees' compensation and benefits	63,075	52,265	10,810
Other	24,658	25,235	(577)
Total noninterest expense	87,733	77,500	10,233

Income before income taxes	$16,424	$3,597	$12,827

(1)	Securities commissions and fees includes income of $2.9 million and $2.8 million during the three months ended March 31, 2019 and 2018, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income
(3)	Noninterest expense includes provision for loan losses associated with the broker-dealer segment within other noninterest expenses.

Income before income taxes increased during the three months ended March 31, 2019, compared with the same period in 2018, primarily as a result of a 28% increase in net revenues, most notably in trading gains earned from our derivative and trading portfolio activities, primarily from our structured finance and capital markets businesses. The increase in trading gains during the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to a more favorable market environment resulting in a 26% increase in trading volumes, enhanced spreads and an 8% increase in the structured finance business line’s to-be-announced (“TBA”) mortgage-backed securities volume. This increase was offset by a $10.8 million increase in compensation and benefits expense, primarily due to an increase in variable compensation based on more robust financial results, as well as the $2.2 million in pre-tax costs associated with Leadership Changes as noted in the “Factors Affecting Results of Operations” section above.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. Net interest income increased between the three months ended March 31, 2019, and the comparable period in 2018 primarily due to an increase in net interest earned on trading securities, partially offset by a decrease in net interest income from the segment’s stock lending activities due to an 11% decrease in both the average stock lending balance and the net interest spread. The segment also experienced a decrease in net interest income from our clearing operations due to a 35% decrease in receivables from correspondents.

Noninterest income increased between the three months ended March 31, 2019, and the comparable period in 2018, primarily due to increases in other noninterest income and investment and securities advisory fees and commissions, partially offset by decreases in and securities commissions and fees.

Securities commissions and fees decreased during the three months ended March 31, 2019, compared with the same period in 2018, primarily due to decreases in commissions earned by our retail brokers on municipal bond, mutual fund and insurance transactions.

Investment and securities advisory fees and commissions increased during the three months ended March 31, 2019, compared with the same period in 2018, primarily due to an increase in the aggregate dollar amount of municipal bond transactions. We expect a modest improvement in national municipal issuance volume in 2019, compared to that of 2018.

Other noninterest income increased during the three months ended March 31, 2019, compared with the same period in 2018, primarily as a result of a $24.6 million increase in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business, which accounted for $19.2 million of the increase, while our capital markets business accounted for $4.9 million of the increase. The $19.2 million increase in our structured finance business was primarily due to the 24 basis-point decline in the 10-year treasury bond yield during the first quarter of 2019 compared to a 34 basis-point increase during the same period in 2018, and an 8% increase in the TBA mortgage-backed securities volume. The $4.9 million increase in our capital markets business is attributable to an improved market environment and improved spreads leading to a 26% increase in trading volume.

Noninterest expenses increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to an increase in the variable compensation and benefits expense components that are based on performance. The $2.2 million in pre-tax costs associated with Leadership Changes as noted in the “Factors Affecting Results of Operations” section above also contributed to the increase in compensation and benefits expenses.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended March 31,
	2019	2018
Compensation as a % of net revenue	60.6%	64.4%
FDIC insured program balances at the Bank (end of period)	$1,301,989	$1,301,820
Other FDIC insured program balances (end of period)	$746,925	$1,011,032
Customer margin balances (end of period)	$331,786	$324,241
Customer funds on deposit, including short credits (end of period)	$331,375	$402,587

Public banking:
Number of issues	215	236
Aggregate amount of offerings	$11,927,733	$10,649,121

Capital markets:
Total volumes	$20,031,917	$15,871,265
Net inventory (end of period)	$631,412	$494,264

Retail:
Retail employee representatives (end of period)	124	122
Independent registered representatives (end of period)	211	218

Structured finance:
Lock production/TBA volume	$1,148,214	$1,061,512

Clearing:
Total tickets	505,221	406,131
Correspondents (end of period)	148	156

Securities lending:
Interest-earning assets - stock borrowed (end of period)	$1,540,803	$1,614,291
Interest-bearing liabilities - stock loaned (end of period)	$1,408,636	$1,431,009

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Net interest income (expense)	$(467)	$941	$(1,408)
Noninterest income	118,033	127,102	(9,069)
Noninterest expense	114,677	130,704	(16,027)
Income (loss) before income taxes	$2,889	$(2,661)	$5,550

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. As average mortgage interest rates have increased slightly between the three months ended March 31, 2018 and the comparable period in 2019, refinancing volume as a percentage of total origination volume has decreased from 20.3% to 16.2% during the same periods. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. While mortgage interest rates have decreased since December 2018, we do not anticipate that current mortgage interest rates will significantly impact the percentage mix of refinancing and purchase volumes relative to total loan origination volume for the remainder of 2019.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the three months ended March 31, 2019, funded volume through ABAs was approximately 7% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in four ABAs. We expect production within the ABA channel to increase to approximately 10% of the total loan volume of the mortgage origination segment during 2019.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
	2019		2018
		% of		% of	Variance
	Amount	Total	Amount	Total	2019 vs 2018
Mortgage Loan Originations - units	10,278		12,311		(2,033)

Mortgage Loan Originations - volume	$2,447,042		$2,959,797		$(512,755)

Mortgage Loan Originations:
Conventional	$1,490,935	60.93%	$1,759,233	59.44%	$(268,298)
Government	598,181	24.45%	756,078	25.54%	(157,897)
Jumbo	195,140	7.97%	275,609	9.31%	(80,469)
Other	162,786	6.65%	168,877	5.71%	(6,091)
	$2,447,042	100.00%	$2,959,797	100.00%	$(512,755)

Home purchases	$2,050,760	83.81%	$2,358,692	79.69%	$(307,932)
Refinancings	396,282	16.19%	601,105	20.31%	(204,823)
	$2,447,042	100.00%	$2,959,797	100.00%	$(512,755)

Texas	$468,883	19.16%	$564,624	19.08%	$(95,741)
California	237,734	9.72%	386,238	13.05%	(148,504)
Florida	197,087	8.05%	217,308	7.34%	(20,221)
Arizona	112,706	4.61%	116,791	3.95%	(4,085)
Ohio	103,536	4.23%	127,209	4.30%	(23,673)
New York	98,710	4.03%	72,899	2.46%	25,811
Maryland	86,754	3.55%	89,198	3.01%	(2,444)
Washington	82,140	3.36%	95,624	3.23%	(13,484)
South Carolina	76,893	3.14%	106,640	3.60%	(29,747)
North Carolina	74,813	3.06%	90,588	3.06%	(15,775)
All other states	907,786	37.09%	1,092,678	36.92%	(184,892)
	$2,447,042	100.00%	$2,959,797	100.00%	$(512,755)

Mortgage Loan Sales - volume	$2,711,114		$3,185,438		$(474,324)

The mortgage origination segment’s total loan origination volume during the three months ended March 31, 2019 decreased 17.3% compared to the same period in 2018, while income before income taxes during the three months ended March 31, 2019 increased 208.6% compared to the same period in 2018. The increase in income before taxes during the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to decreases in segment operating costs and variable compensation and an increase in the change in net fair value and related derivative activity of interest rate lock commitments (“IRLCs”) and loans held for sale. These changes were partially offset by a decrease in net gains from sale of loans.

Net interest income (expense) decreased $1.4 million during the three months ended March 31, 2019, compared to the same period in 2018. Net interest income (expense) during the comparative periods was primarily comprised of interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest earned on loans held for sale. Year-over-year increases in average mortgage interest rates contributed to increased yield on loans held for sale in the mortgage origination segment; however, an increase in average borrowing costs offset the benefit of the increase in average mortgage interest rates.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Net gains from sale of loans	$89,351	$106,105	$(16,754)
Mortgage loan origination fees and other related income	21,873	20,926	947
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	3,203	(4,539)	7,742
Mortgage servicing rights asset	(2,666)	(1,142)	(1,524)
Servicing fees	6,272	5,752	520
Total noninterest income	$118,033	$127,102	$(9,069)

The decrease in net gains from sale of loans during the three months ended March 31, 2019, compared with the same period in 2018, was primarily a result of a decrease in total loan sales volume in addition to a slight decrease in average loan sales margin during the three months ended March 31, 2019, compared with the same period in 2018. The increase in mortgage loan origination fees was primarily the result of an increase in average mortgage loan origination fees, partially offset by a decrease in total loan origination volume, during three months ended March 31, 2019, compared with the same period in 2018.

Noninterest income included the impact of changes between periods in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increase during the three months ended March 31, 2019, was primarily the result of an increase in the volume of IRLCs and mortgage loans, partially offset by a decrease in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended March 31, 2019, the mortgage origination segment retained servicing on approximately 5% of loans sold, compared to 18% during the same period in 2018. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $63.8 million on $5.3 billion of serviced loan volume at March 31, 2019, compared with a value of $67.9 million on $5.3 billion of serviced loan volume at December 31, 2018. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, Eurodollar futures and forward commitments to sell mortgage-backed securities, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $2.7 million during the three months ended March 31, 2019, compared to net losses of $1.1 million during the three months ended March 31, 2018. Additionally, net servicing income was $3.1 million during the three months ended March 31, 2019,  compared with $2.5 million during the same period in 2018.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Variable compensation	$38,929	$46,292	$(7,363)
Segment operating costs	69,041	76,678	(7,637)
Lender paid closing costs	3,498	4,480	(982)
Servicing expense	3,209	3,254	(45)
Total noninterest expense	$114,677	$130,704	$(16,027)

During the third quarter of 2018, PrimeLending committed to close certain underperforming branches, while at the same time reducing its fulfillment and corporate support staff. The purpose of this initiative was to better align resources and lower PrimeLending’s cost structure. Costs under this initiative are expected to total up to $1.3 million, of which $0.9 million has been incurred to date. The decrease in segment operating costs during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily the result of this initiative. We expect to realize additional cost savings as a result of this initiative of approximately $1.0 million per month for the remainder of 2019 compared to average monthly segment operating costs during the first three quarters of 2018. These savings have been partially offset by costs related to the “Technology Enhancements and Corporate Initiatives” discussed in detail within the “Overview” above.

Employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Variable compensation comprised 49.3% and 50.8% of total employees’ compensation and benefits expenses during the three months ended March 31, 2019 and 2018, respectively. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to decreases in loan origination volume each year, a decrease in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria contributed to the decreases in variable compensation between the three months ended 2019 and 2018.

While total loan origination volume decreased 17.3% for the three months ended March 31, 2019, compared to the same period in 2018, the mortgage origination segment’s operating costs decreased 10.0%. The decrease in segment operating costs during the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to a decrease in non-variable compensation and related benefits, in addition to decreases in professional services, and occupancy costs, partially offset by an increase in software license and maintenance fees. The decrease in non-variable compensation and benefits and occupancy costs during the three months ended March 31, 2019, was due to a reduction in fulfillment and corporate staff and the closure of certain underperforming branches primarily resulting from PrimeLending’s cost reduction initiative implemented during the third quarter of 2018.

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

Between January 1, 2010 and March 31, 2019, the mortgage origination segment sold mortgage loans totaling $110.3 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2010, it does not anticipate experiencing significant losses in the future on loans originated prior to 2010 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2010 and March 31, 2019 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$198,172	0.18%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	194,108	0.00%	9,068	0.01%
	$392,280	0.18%	$9,068	0.01%

(1)	Losses incurred include refunded purchased servicing rights.

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

At both March 31, 2019 and December 31, 2018, the mortgage origination segment’s indemnification liability reserve totaled $10.7 million. The related provision for indemnification losses was $0.5 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.

Insurance Segment

The following table presents certain information regarding the operating results of our insurance segment (in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Net interest income	$642	$787	$(145)
Noninterest income	36,492	35,018	1,474
Noninterest expense	30,338	31,013	(675)
Income before income taxes	$6,796	$4,792	$2,004

The increase in income before income taxes during the three months ended March 31, 2019, compared with the same period in 2018, was primarily due to a decrease in loss and LAE resulting from fewer weather-related events and an increase in the fair value of the equity securities held by the insurance segment, partially offset by a decline in net insurance premiums earned.

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

The insurance segment’s operations resulted in combined ratios of 86.5% and 85.2% during the three months ended March 31, 2019 and 2018, respectively. The increase in the combined ratio during the three months ended March 31, 2019, compared with the same period in 2018, was primarily driven by an increase in the underwriting expense ratio due to a decrease in net insurance premiums earned, partially offset by a slight decrease in the loss and LAE ratio. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income during the three months ended March 31, 2019 and 2018, respectively, was primarily comprised of net insurance premiums earned of $33.2 million and $34.3 million, respectively. The year-over-year decrease in net insurance premiums earned was driven by the effect of historical decreases in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Direct Insurance Premiums Written:
Homeowners	$11,974	$12,473	$(499)
Fire	9,767	10,204	(437)
Mobile Home	9,049	9,731	(682)
Commercial	—	653	(653)
Other	—	24	(24)
	$30,790	$33,085	$(2,295)

The total direct insurance premiums written for our three largest insurance product lines decreased by $1.6 million during the three months ended March 31, 2019, compared with the same period in 2018. These continued decreases were due to increased competition, rationalization of product offerings, including the non-renewal of commercial policies, and continued review of geographic concentrations. In the fourth quarter of 2018, in connection with a strategic initiative to focus on our insurance segment’s key markets, we discontinued writing new insurance policies in five non-core states. Approximately 2% and 3% of total net insurance premiums earned during the three months ended March 31, 2019 and 2018, respectively, were from these five non-core states. As our insurance policies are generally in effect for one year, we anticipate that the full impact of this initiative on premiums earned will be complete by the end of 2019.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Net Insurance Premiums Earned:
Homeowners	$12,912	$12,935	$(23)
Fire	10,532	10,584	(52)
Mobile Home	9,759	10,093	(334)
Commercial	—	678	(678)
Other	—	25	(25)
	$33,203	$34,315	$(1,112)

Net insurance premiums earned during the three months ended March 31, 2019 decreased compared to the same period in 2018, primarily due to the decrease in net premiums written noted above.

Noninterest expenses during the three months ended March 31, 2019 and 2018, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE ratios during the three months ended March 31, 2019, compared with the same period in 2018, were 45.0% and 45.3%, respectively. The slight decrease in the loss and LAE ratio during the three months ended March 31, 2019, compared to the same period in 2018, was primarily driven by a 3.9% decrease in loss and LAE expense due to fewer weather-related events, while premiums earned decreased by 3.2%.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs 2018
Amortization of deferred policy acquisition costs	$8,092	$9,090	$(998)
Other underwriting expenses	6,562	5,531	1,031
Total	14,654	14,621	33
Agency expenses	(865)	(921)	56
Total less agency expenses	$13,789	$13,700	$89
Net insurance premiums earned	$33,203	$34,315	$(1,112)
Expense ratio	41.5%	39.9%	1.6%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income during the three months ended March 31, 2019, was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). Additionally, we incurred interest expense of $1.0 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income during the three months ended March 31, 2019, included activity associated with the Hilltop Plaza investment. Noninterest income during the three months ended March 31, 2018, included losses associated with the write-off of a long-term, legacy investment held by our merchant bank subsidiary.

Noninterest expenses during the three months ended March 31, 2019 and 2018, respectively, were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses during the three months ended March 31, 2019 included costs of $5.8 million associated with significant Leadership Changes and other efficiency initiative-related charges which, in the aggregate, totaled $6.5 million before income taxes.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2019, as compared with December 31, 2018.

Securities Portfolio

At March 31, 2019, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and the Hilltop Broker-Dealers. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Equity investments are carried at fair value, with all changes in fair value recognized in net income. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2019	2018
Trading securities, at fair value
U.S. Treasury securities	$2,121	$7,945
U.S. government agencies:
Bonds	1,485	1,494
Residential mortgage-backed securities	334,090	309,455
Commercial mortgage-backed securities	2,225	4,239
Collateralized mortgage obligations	119,178	206,813
Corporate debt securities	67,442	59,293
States and political subdivisions	134,572	126,748
Unit investment trusts	33,276	19,913
Private-label securitized product	5,520	5,680
Other	3,386	3,886
	703,295	745,466
Securities available for sale, at fair value
U.S. Treasury securities	10,617	11,538
U.S. government agencies:
Bonds	86,011	85,611
Residential mortgage-backed securities	471,087	385,074
Commercial mortgage-backed securities	11,962	11,772
Collateralized mortgage obligations	340,765	276,399
Corporate debt securities	50,102	53,302
States and political subdivisions	49,307	51,962
	1,019,851	875,658
Securities held to maturity, at amortized cost
U.S. Treasury securities	9,932	9,903
U.S. government agencies:
Bonds	39,018	39,018
Residential mortgage-backed securities	21,154	21,903
Commercial mortgage-backed securities	112,056	87,065
Collateralized mortgage obligations	137,053	142,474
States and political subdivisions	50,652	50,649
	369,865	351,012

Equity securities, at fair value	19,343	19,679

Total securities portfolio	$2,112,354	$1,991,815

We had net unrealized losses of $1.4 million and $11.1 million at March 31, 2019 and December 31, 2018, respectively, related to the available for sale investment portfolio, and net unrealized losses associated with the securities held to maturity portfolio of $4.1 million and $9.9 million at March 31, 2019 and December 31, 2018, respectively. We had net unrealized gains of $0.5 million and net unrealized losses of $0.9 million at March 31, 2019 and December 31, 2018, respectively, related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2019, the banking segment’s securities portfolio of $1.3 billion was comprised of trading securities of $2.5 million, available for sale securities of $924.7 million, equity securities of $0.1 million and held to maturity securities of $369.9 million, in addition to $14.0 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $700.8 million at March 31, 2019. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $69.4 million at March 31, 2019.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At March 31, 2019, the insurance segment’s securities portfolio was comprised of $95.2 million in available for sale securities, $19.2 million of equity securities and $6.0 million of other investments included in other assets within the consolidated balance sheets.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment and segregated between those considered to be purchased credit impaired, or PCI, loans and all other originated or acquired loans (in thousands). PCI loans showed evidence of credit deterioration on the date of acquisition that made it probable that all contractually required principal and interest payments would not be collected.

	Loans, excluding	PCI	Total Loans Held
March 31, 2019	PCI Loans	Loans	for Investment
Commercial real estate	$2,912,553	$27,302	$2,939,855
Commercial and industrial	1,487,231	6,205	1,493,436
Construction and land development	995,399	299	995,698
1-4 family residential	639,449	56,760	696,209
Mortgage warehouse	350,896	—	350,896
Consumer	43,723	5	43,728
Broker-dealer	491,857	—	491,857
Loans held for investment, gross	6,921,108	90,571	7,011,679
Allowance for loan losses	(55,350)	(3,459)	(58,809)
Loans held for investment, net of allowance	$6,865,758	$87,112	$6,952,870

	Loans, excluding	PCI	Total Loans Held
December 31, 2018	PCI Loans	Loans	for Investment
Commercial real estate	$2,912,407	$27,713	$2,940,120
Commercial and industrial	1,501,892	6,559	1,508,451
Construction and land development	932,445	464	932,909
1-4 family residential	620,936	58,327	679,263
Mortgage warehouse	243,806	—	243,806
Consumer	47,537	9	47,546
Broker-dealer	578,363	—	578,363
Loans held for investment, gross	6,837,386	93,072	6,930,458
Allowance for loan losses	(56,594)	(2,892)	(59,486)
Loans held for investment, net of allowance	$6,780,792	$90,180	$6,870,972

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for loan losses, were $7.4 billion and $7.5 billion at March 31, 2019 and December 31, 2018, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $2.3 billion, of which $891.0 million and $1.2 billion was drawn at March 31, 2019 and December 31, 2018, respectively. Amounts advanced against the warehouse line of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At March 31, 2019, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, construction and land development loans and non-construction residential real estate loans which represented 45.1%, 15.3% and 10.7%, respectively, of the banking segment’s total loans held for investment, excluding warehouse lines of credit extended to PrimeLending, at March 31, 2019. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2019.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for loan losses, were $491.8 million and $578.2 million at March 31, 2019 and December 31, 2018, respectively. This decrease from December 31, 2018 to March 31, 2019 was primarily attributable to a decrease of $84.0 million, or 35%, in receivables from correspondents.

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

	March 31,	December 31,
	2019	2018
Loans held for sale:
Unpaid principal balance	$896,824	$1,213,068
Fair value adjustment	31,383	44,707
	$928,207	$1,257,775
IRLCs:
Unpaid principal balance	$1,165,947	$677,267
Fair value adjustment	29,859	17,421
	$1,195,806	$694,688

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2019 and December 31, 2018 were $1.7 billion and $1.4 billion, respectively, while the related estimated fair values were ($5.8) million and ($11.6) million, respectively.

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

The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing loan portfolio at March 31, 2019, additional provisions for losses on existing loans may be necessary in the future.

For additional information regarding the allowance for loan losses, refer to the sections captioned “Allowance for Loan Losses” and “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K. There have been no significant changes in our application of critical accounting policies related to the allowance for loan losses since December 31, 2018.

The Bank acquired certain assets and assumed certain liabilities of FNB in connection with the FNB Transaction. The FNB Transaction is discussed in detail in Note 6 to the consolidated financial statements included in the Company’s 2018 Form 10-K. As discussed in the “Factors Affecting Comparability of Results of Operations” section above, the loss-share agreements with the FDIC were terminated during the fourth quarter of 2018. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.”

The following tables present the activity in our allowance for loan losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Loans Held for Investment	2019	2018
Balance, beginning of period	$59,486	$63,686
Provision (recovery) for loan losses	951	(1,807)
Recoveries of loans previously charged off:
Commercial real estate	—	—
Commercial and industrial	648	2,474
Construction and land development	—	—
1-4 family residential	14	28
Mortgage warehouse	—	—
Consumer	10	12
Broker-dealer	—	—
Covered	—	3
Total recoveries	672	2,517
Loans charged off:
Commercial real estate	—	—
Commercial and industrial	1,818	1,183
Construction and land development	—	—
1-4 family residential	28	6
Mortgage warehouse	—	—
Consumer	454	13
Broker-dealer	—	—
Covered	—	—
Total charge-offs	2,300	1,202
Net recoveries (charge-offs)	(1,628)	1,315
Balance, end of period	$58,809	$63,194
Allowance for loan losses as a percentage of gross loans held for investment	0.84%	0.99%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the tables below (dollars in thousands).

	March 31, 2019		December 31, 2018
		% of		% of
		Gross		Gross
		Non-		Non-
		Covered		Covered
Loans Held for Investment	Reserve	Loans	Reserve	Loans
Commercial real estate	$26,845	41.93%	$27,100	42.42%
Commercial and industrial	21,268	21.30%	21,980	21.77%
Construction and land development	5,908	14.20%	6,061	13.46%
1-4 family residential	4,331	9.93%	3,956	9.80%
Mortgage warehouse	—	5.00%	—	3.52%
Consumer	409	0.62%	267	0.69%
Broker-dealer	48	7.02%	122	8.34%
Total	$58,809	100.00%	$59,486	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our loan portfolio, we had three credit relationships totaling $6.8 million of potential problem loans at March 31, 2019, compared with seven credit relationships totaling $17.8 million of potential problem loans at December 31, 2018.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	March 31,	December 31,	Variance
	2019	2018	2019 vs 2018
Loans accounted for on a non-accrual basis:
Commercial real estate	$5,332	$5,324	$8
Commercial and industrial	13,350	14,870	(1,520)
Construction and land development	1,473	3,278	(1,805)
1-4 family residential	10,662	10,437	225
Mortgage warehouse	—	—	—
Consumer	38	41	(3)
Broker-dealer	—	—	—
	$30,855	$33,950	$(3,095)

Non-performing loans as a percentage of total loans	0.38%	0.41%	(0.03)%

Other real estate owned	$23,066	$27,578	$(4,512)

Other repossessed assets	$30	$68	$(38)

Non-performing assets	$53,951	$61,596	$(7,645)

Non-performing assets as a percentage of total assets	0.40%	0.45%	(0.05)%

Non-PCI loans past due 90 days or more and still accruing	$77,045	$83,131	$(6,086)

Troubled debt restructurings included in accruing loans held for investment	$1,313	$1,339	$(26)

At March 31, 2019, non-accrual loans included 17 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at March 31, 2019 also included $3.3 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2018, non-accrual loans included 16 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-accrual loans at December 31, 2018 included $3.4 million of loans secured by residential real estate which were classified as loans held for sale.

OREO decreased from December 31, 2018 to March 31, 2019, due $6.0 million of disposals and fair valuation decreases related to 20 properties, offset by the addition of 15 properties totaling $1.5 million. At both March 31, 2019 and December 31, 2018, the OREO balance was primarily comprised of commercial properties.

Non-PCI loans past due 90 days or more and still accruing at March 31, 2019 and December 31, 2018, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending. Loans past due 90 days or more and still accruing include Government National Mortgage Association related loans subject to repurchase within our mortgage origination segment.

At March 31, 2019, troubled debt restructurings (“TDRs”) were comprised of $1.3 million of loans that are considered to be performing and non-performing loans of $3.6 million reported in non-accrual loans. At December 31, 2018, TDRs were comprised of $1.3 million of loans that are considered to be performing and non-performing loans of $5.9 million reported in non-accrual loans.

Current Expected Credit Loss (CECL) Standard

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model for measuring credit losses on certain exposures. The new model will require the measurement of expected credit losses to reflect the lifetime of an exposure (or pool of exposures) represented by certain financial instruments to be based on historical experience, current conditions and reasonable and supportable forecasts. Under the current “incurred loss” model, the allowance for loan losses is based only on estimates of loan losses that currently exist in the portfolio as of the reporting date. The new model will become effective on January 1, 2020, and applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Our ongoing transition CECL efforts include reassessing risk ratings, developing and validating the new model, collecting and processing new data and establishing internal controls and accounting policies. New model development has increased expenses associated with the collection and processing of data, and these increases in expenses will continue for the remainder of 2019 as we perform parallel calculations of our allowance for loan and other credit losses under both the current allowance model and under the CECL model. We expect that the new model may require a material increase in our allowance for loan losses upon adoption on January 1, 2020.

Insurance Losses and Loss Adjustment Expenses

At both March 31, 2019 and December 31, 2018, our gross reserve for unpaid losses and LAE was $20.6 million, including estimated recoveries from reinsurance of $2.5 million and $3.2 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,				Year Ended December 31,
	2019		2018		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,520,057	0.00%	$2,419,725	0.00%	$2,504,599	0.00%
Interest-bearing demand deposits	4,301,403	1.03%	3,868,738	0.44%	4,025,259	0.66%
Savings deposits	182,161	0.18%	222,232	0.12%	201,328	0.11%
Time deposits	1,342,322	1.83%	1,403,687	1.27%	1,341,886	1.42%
	$8,345,943	0.83%	$7,914,382	0.44%	$8,073,072	0.57%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	March 31, 2019		December 31, 2018
		Average		Average	Variance
	Balance	Rate Paid	Balance	Rate Paid	2019 vs 2018
Short-term borrowings	$914,525	2.79%	$1,065,807	2.15%	$(151,282)
Notes payable	225,372	5.35%	228,872	4.95%	(3,500)
Junior subordinated debentures	67,012	6.06%	67,012	5.47%	-
	$1,206,909	3.49%	$1,361,691	2.70%	$(154,782)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The decrease in short-term borrowings at March 31, 2019, compared with December 31, 2018, included a decrease in borrowings in our banking segment primarily associated with the increased utilization of available internal funds and a decrease in securities sold under agreements to repurchase used by the Bank and the Hilltop Broker-Dealers to finance their activities, partially offset by an increase in short-term bank loans used by the Hilltop Broker-Dealers to finance their activities. Notes payable at March 31, 2019, was comprised of $148.6 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $4.3 million, insurance segment line of credit and term notes of $27.5 million, and mortgage origination segment borrowings of $44.9 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. At March 31, 2019, Hilltop had $62.6 million in cash and cash equivalents, an increase of $18.7 million from $43.9 million at December 31, 2018. This increase in cash and cash equivalents was primarily due to $46.5 million of dividends from subsidiaries, partially offset by $7.5 million in cash dividends declared, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On April 25, 2019, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on May 31, 2019 to all common stockholders of record as of the close of business on May 15, 2019.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2019, $150.0 million of our Senior Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at March 31, 2019 was 5.87%. The Debentures are callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At March 31, 2019, $67.0 million of PCC’s Debentures were outstanding.

Stock Repurchase Program

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III requires banking organizations to maintain a capital conservation buffer above minimum risk-based capital requirements measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and PlainsCapital, and the requirements were fully phased in as of January 1, 2019.

Bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2019, under guidance issued by the Board of Governors of the Federal Reserve System.

At March 31, 2019, Hilltop had a total capital to risk weighted assets ratio of 17.64%, Tier 1 capital to risk weighted assets ratio of 17.22%, common equity Tier 1 capital to risk weighted assets ratio of 16.75% and a Tier 1 capital to average assets, or leverage, ratio of 13.22%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At March 31, 2019, PlainsCapital had a total capital to risk weighted assets ratio of 14.60%, Tier 1 capital to risk weighted assets ratio of 13.89%, common equity Tier 1 capital to risk weighted assets ratio of 13.89% and a Tier 1 capital to average assets, or leverage, ratio of 12.61%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our 2018 Form 10-K.

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

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 10.37% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 5.83% of the Bank’s total deposits at March 31, 2019. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2019, Hilltop Securities had credit arrangements with five unaffiliated banks with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At March 31, 2019, Hilltop Securities had borrowed $221.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank which have an aggregate commitment of $2.3 billion, of which $891.0 million was drawn at March 31, 2019. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at March 31, 2019.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At March 31, 2019, these ABAs have combined available lines of credit totaling $130.0 million, $70.0 million of which was with a single unaffiliated bank, and the remaining $60.0 million of which was with the Bank. At March 31, 2019, Ventures Management had outstanding borrowings of $51.3 million, $6.4 million of which was with the Bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $130.0 million, or 83.8%, equity investments of $19.2 million and other investments of $6.0 million comprised NLC’s $155.2 million in total cash and investments at March 31, 2019. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.3 billion at March 31, 2019 and outstanding financial and performance standby letters of credit of $95.1 million at March 31, 2019.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for loan losses, reserve for losses and LAE, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting. Since December 31, 2018, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2018 Form 10-K, except that we no longer consider estimates related to the FDIC Indemnification Asset to be a critical accounting policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2018 Form 10-K, except as discussed below.

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

	March 31, 2019
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,151,100	$1,250,579	$1,524,568	$285,206	$201,882	$7,413,335
Securities	160,133	171,511	316,053	147,987	500,530	1,296,214
Federal funds sold and securities purchased under agreements to resell	438	—	—	—	—	438
Other interest sensitive assets	150,113	—	—	—	29,218	179,331
Total interest sensitive assets	4,461,784	1,422,090	1,840,621	433,193	731,630	8,889,318

Interest sensitive liabilities:
Interest bearing checking	$3,955,623	$—	$—	$—	$—	$3,955,623
Savings	185,015	—	—	—	—	185,015
Time deposits	158,288	874,499	303,189	13,007	46,261	1,395,244
Notes payable and other borrowings	189,368	549	3,704	592	5,001	199,214
Total interest sensitive liabilities	4,488,294	875,048	306,893	13,599	51,262	5,735,096

Interest sensitivity gap	$(26,510)	$547,042	$1,533,728	$419,594	$680,368	$3,154,222

Cumulative interest sensitivity gap	$(26,510)	$520,532	$2,054,260	$2,473,854	$3,154,222

Percentage of cumulative gap to total interest sensitive assets	(0.30)%	5.86%	23.11%	27.83%	35.48%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2019 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$58,181	16.83%	$282,201	15.53%
+200	$35,806	10.36%	$196,883	10.84%
+100	$18,621	5.39%	$95,533	5.26%
-50	$(8,188)	(2.37)%	$(51,884)	(2.86)%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2019 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income in a period of changing rates. If interest rates were to fall, the impact on our interest income would be limited by these rate floors. If interest rates were to rise, yields on the portion of our portfolio that remain at applicable rate floor would rise more slowly than increases in market interest rates. Short-term interest rates have risen faster than medium and longer term rates, which has reduced the favorable impact of our asset-sensitive position on net interest income. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

	March 31, 2019
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$55	$2,459	$34,378	$97,680	$134,572
U.S. government and government agency obligations	519	(19,372)	(5,952)	449,097	424,292
Corporate obligations	1,908	10,135	10,842	18,186	41,071
Total debt securities	2,482	(6,778)	39,268	564,963	599,935
Corporate equity securities	(5,184)	-	-	-	(5,184)
Other	36,661	-	-	-	36,661
	$33,959	$(6,778)	$39,268	$564,963	$631,412

Weighted average yield
Municipal obligations	0.00%	1.78%	2.53%	3.55%	3.26%
U.S. government and government agency obligations	2.35%	2.27%	2.40%	5.33%	5.13%
Corporate obligations	2.79%	3.11%	3.98%	5.89%	3.89%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we implemented internal controls and key system functionality to enable the preparation of financial information upon the adoption of ASC 842, Leases.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 13 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2018 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2019, we issued an aggregate of 7,958 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the first quarter of 2019. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On February 20, 2019, we issued to Mr. Winges, Chief Executive Officer of Hilltop Securities, an aggregate of 93,363 restricted stock units under the Hilltop Holdings Inc. 2012 Equity Incentive Plan. The restricted stock units will vest, and an equal number of shares of common stock will be deliverable, on the third anniversary of the date of grant. Such securities were issued pursuant to the exemption from registration under section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2019	—	$—	—	$50,000,000
February 1 - February 28, 2019	—	—	—	50,000,000
March 1 - March 31, 2019	—	—	—	50,000,000
Total	—	$—	—

(1)

On January 25, 2019, we announced that our board of directors authorized a new stock repurchase program under which we may repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2020, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. As of March 31, 2019, we had made no repurchases under this stock repurchase program. On January 25, 2019, the stock repurchase program announced on January 25, 2018 authorizing us to repurchase up to $50.0 million of our outstanding common stock, which was subsequently increased to $100.0 million in July 2018, expired. We repurchased an aggregate of $59.0 million of our then outstanding common stock under this expired stock repurchase program.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1

Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of First National Bank, Edinburg, Texas, PlainsCapital Bank and Federal Deposit Insurance Corporation, acting in its corporate capacity, dated as of October 17, 2018 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K file October 22, 2018 (File no. 001-31987) and incorporated herein by reference).

10.1

Separation and Release Agreement, dated as of February 21, 2019, by and between Hilltop Holdings Inc. and any of its parents, predecessors, successors, subsidiaries, affiliates or related companies, organizations, managers, officers, directors, executives, agents, plan fiduciaries, shareholders, attorneys and/or representatives, and Alan B. White (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2019 (File No. 001-31987) and incorporated herein by reference).

10.2

Retention Agreement, dated as of February 19, 2019, by and between Hill A. Feinberg and Hilltop Holdings Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2019 (File No. 001-31987) and incorporated herein by reference).

10.3*	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards beginning in 2019.

10.4*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2019.

10.5*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2019.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: April 25, 2019	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)