Form 10-Q
period 2019-06-30
Hilltop Holdings Inc.
filed 2019-07-25
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31987

Hilltop Holdings Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1477939
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2323 Victory Avenue, Suite 1400
Dallas, TX	75219
(Address of principal executive offices)	(Zip Code)

(214) 855-2177

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HTH	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The number of shares of the registrant's common stock outstanding at July 25, 2019 was 92,775,411.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$342,001	$644,073
Federal funds sold	521	400
Assets segregated for regulatory purposes	151,271	133,993
Securities purchased under agreements to resell	50,660	61,611
Securities:
Trading, at fair value	601,524	745,466
Available for sale, at fair value (amortized cost of $999,798 and $886,799, respectively)	1,009,924	875,658
Held to maturity, at amortized cost (fair value of $368,546 and $341,124, respectively)	365,905	351,012
Equity, at fair value	19,592	19,679
	1,996,945	1,991,815

Loans held for sale	1,609,477	1,393,246
Loans held for investment, net of unearned income	7,202,604	6,930,458
Allowance for loan losses	(55,177)	(59,486)
Loans held for investment, net	7,147,427	6,870,972

Broker-dealer and clearing organization receivables	1,707,249	1,440,287
Premises and equipment, net	208,975	237,373
Operating lease right-of-use assets	123,832	—
Other assets	602,143	580,362
Goodwill	291,435	291,435
Other intangible assets, net	33,934	38,005
Total assets	$14,265,870	$13,683,572

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,598,253	$2,560,750
Interest-bearing	5,864,826	5,975,406
Total deposits	8,463,079	8,536,156

Broker-dealer and clearing organization payables	1,531,891	1,294,925
Short-term borrowings	1,338,893	1,065,807
Securities sold, not yet purchased, at fair value	45,447	81,667
Notes payable	231,923	228,872
Operating lease liabilities	132,750	—
Junior subordinated debentures	67,012	67,012
Other liabilities	403,070	435,240
Total liabilities	12,214,065	11,709,679
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 92,775,411 and 93,610,217 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	928	936
Additional paid-in capital	1,473,599	1,489,816
Accumulated other comprehensive income (loss)	7,862	(8,627)
Retained earnings	544,275	466,737
Deferred compensation employee stock trust, net	788	825
Employee stock trust (8,579 and 11,672 shares, at cost, at June 30, 2019 and December 31, 2018, respectively)	(171)	(217)
Total Hilltop stockholders' equity	2,027,281	1,949,470
Noncontrolling interests	24,524	24,423
Total stockholders' equity	2,051,805	1,973,893
Total liabilities and stockholders' equity	$14,265,870	$13,683,572

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$114,325	$103,924	$225,195	$203,868
Securities borrowed	15,517	17,486	32,376	33,786
Securities:
Taxable	14,684	12,516	30,300	23,469
Tax-exempt	1,513	1,697	3,011	3,469
Other	4,017	4,417	9,214	8,808
Total interest income	150,056	140,040	300,096	273,400

Interest expense:
Deposits	18,036	10,136	35,142	18,811
Securities loaned	13,470	15,075	28,208	28,814
Short-term borrowings	6,897	6,466	12,368	10,509
Notes payable	2,629	2,437	5,270	4,934
Junior subordinated debentures	986	918	1,987	1,740
Other	162	160	314	324
Total interest expense	42,180	35,192	83,289	65,132

Net interest income	107,876	104,848	216,807	208,268
Provision (recovery) for loan losses	(672)	340	279	(1,467)
Net interest income after provision (recovery) for loan losses	108,548	104,508	216,528	209,735

Noninterest income:
Net gains from sale of loans and other mortgage production income	131,173	132,478	227,312	238,245
Mortgage loan origination fees	33,409	29,318	55,282	49,944
Securities commissions and fees	34,142	38,320	70,111	77,037
Investment and securities advisory fees and commissions	22,859	21,965	43,019	40,319
Net insurance premiums earned	33,466	34,105	66,669	68,420
Other	57,822	23,248	102,946	40,612
Total noninterest income	312,871	279,434	565,339	514,577

Noninterest expense:
Employees' compensation and benefits	215,743	200,632	405,641	383,232
Occupancy and equipment, net	28,219	27,893	56,242	55,723
Professional services	23,753	26,020	46,695	50,724
Loss and loss adjustment expenses	24,981	24,409	39,907	39,941
Other	50,981	59,563	104,277	117,099
Total noninterest expense	343,677	338,517	652,762	646,719

Income before income taxes	77,742	45,425	129,105	77,593
Income tax expense	17,951	11,034	29,537	18,522

Net income	59,791	34,391	99,568	59,071
Less: Net income attributable to noncontrolling interest	1,980	1,311	2,971	1,550
Income attributable to Hilltop	$57,811	$33,080	$96,597	$57,521

Earnings per common share:
Basic	$0.62	$0.35	$1.03	$0.60
Diluted	$0.62	$0.35	$1.03	$0.60

Weighted average share information:
Basic	93,399	95,270	93,533	95,625
Diluted	93,418	95,358	93,534	95,727

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$59,791	$34,391	$99,568	$59,071
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $2,574, $(602), $4,782 and $(2,495), respectively	8,924	(2,148)	16,473	(8,851)
Reclassification adjustment for gains included in net income, net of tax of $0, $0, $5 and $0, respectively	—	—	16	—
Comprehensive income	68,715	32,243	116,057	50,220
Less: comprehensive income attributable to noncontrolling interest	1,980	1,311	2,971	1,550

Comprehensive income applicable to Hilltop	$66,735	$30,932	$113,086	$48,670

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, March 31, 2018	96,048	$960	$1,526,867	$(9,698)	$404,260	$857	11	$(254)	$1,922,992	$2,464	$1,925,456
Net income	—	—	—	—	33,080	—	—	—	33,080	1,311	34,391
Other comprehensive loss	—	—	—	(2,148)	—	—	—	—	(2,148)	—	(2,148)
Stock-based compensation expense	—	—	2,385	—	—	—	—	—	2,385	—	2,385
Common stock issued to board members	5	—	124	—	—	—	—	—	124	—	124
Issuance of common stock related to share-based awards, net	152	2	(1,039)	—	—	—	—	—	(1,037)	—	(1,037)
Repurchases of common stock	(1,634)	(16)	(26,232)	—	(10,923)	—	—	—	(37,171)	—	(37,171)
Dividends on common stock ($0.07 per share)	—	—	—	—	(6,734)	—	—	—	(6,734)	—	(6,734)
Deferred compensation plan	—	—	—	—	—	—	—	2	2	—	2
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	1,145	1,145
Balance, June 30, 2018	94,571	$946	$1,502,105	$(11,846)	$419,683	$857	11	$(252)	$1,911,493	$4,920	$1,916,413

Balance, March 31, 2019	93,821	$938	$1,491,585	$(1,062)	$499,452	$827	11	$(213)	$1,991,527	$23,604	$2,015,131
Net income	—	—	—	—	57,811	—	—	—	57,811	1,980	59,791
Other comprehensive income	—	—	—	8,924	—	—	—	—	8,924	—	8,924
Stock-based compensation expense	—	—	2,385	—	—	—	—	—	2,385	—	2,385
Common stock issued to board members	7	—	141	—	—	—	—	—	141	—	141
Issuance of common stock related to share-based awards, net	162	2	(1,013)	—	—	—	—	—	(1,011)	—	(1,011)
Repurchases of common stock	(1,215)	(12)	(19,499)	—	(5,469)	—	—	—	(24,980)	—	(24,980)
Dividends on common stock ($0.08 per share)	—	—	—	—	(7,519)	—	—	—	(7,519)	—	(7,519)
Deferred compensation plan	—	—	—	—	—	(39)	(2)	42	3	—	3
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,060)	(1,060)
Balance, June 30, 2019	92,775	$928	$1,473,599	$7,862	$544,275	$788	9	$(171)	$2,027,281	$24,524	$2,051,805

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	57,521	—	—	—	57,521	1,550	59,071
Other comprehensive loss	—	—	—	(8,851)	—	—	—	—	(8,851)	—	(8,851)
Stock-based compensation expense	—	—	4,549	—	—	—	—	—	4,549	—	4,549
Common stock issued to board members	10	—	248	—	—	—	—	—	248	—	248
Issuance of common stock related to share-based awards, net	281	3	(1,732)	—	—	—	—	—	(1,729)	—	(1,729)
Repurchases of common stock	(1,702)	(17)	(27,329)	—	(11,531)	—	—	—	(38,877)	—	(38,877)
Dividends on common stock ($0.14 per share)	—	—	—	—	(13,453)	—	—	—	(13,453)	—	(13,453)
Deferred compensation plan	—	—	—	—	—	9	(1)	(5)	4	—	4
Adoption of accounting standards	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	644	644
Balance, June 30, 2018	94,571	$946	$1,502,105	$(11,846)	$419,683	$857	11	$(252)	$1,911,493	$4,920	$1,916,413

Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	96,597	—	—	—	96,597	2,971	99,568
Other comprehensive income	—	—	—	16,489	—	—	—	—	16,489	—	16,489
Stock-based compensation expense	—	—	4,739	—	—	—	—	—	4,739	—	4,739
Common stock issued to board members	15	—	281	—	—	—	—	—	281	—	281
Issuance of common stock related to share-based awards, net	365	4	(1,738)	—	—	—	—	—	(1,734)	—	(1,734)
Repurchases of common stock	(1,215)	(12)	(19,499)	—	(5,469)	—	—	—	(24,980)	—	(24,980)
Dividends on common stock ($0.16 per share)	—	—	—	—	(14,983)	—	—	—	(14,983)	—	(14,983)
Deferred compensation plan	—	—	—	—	—	(37)	(2)	46	9	—	9
Adoption of accounting standards (Note 2)	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,870)	(2,870)
Balance, June 30, 2019	92,775	$928	$1,473,599	$7,862	$544,275	$788	9	$(171)	$2,027,281	$24,524	$2,051,805

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$99,568	$59,071
Adjustments to reconcile net income to net cash used in operating activities:
Provision (recovery) for loan losses	279	(1,467)
Depreciation, amortization and accretion, net	(256)	3,412
Net change in fair value of equity securities	(1,466)	512
Deferred income taxes	1,528	734
Other, net	5,228	4,926
Net change in securities purchased under agreements to resell	10,951	(42,635)
Net change in trading securities	143,942	96,488
Net change in broker-dealer and clearing organization receivables	(258,976)	(172,846)
Net change in other assets	(17,446)	2,897
Net change in broker-dealer and clearing organization payables	138,310	52,574
Net change in other liabilities	4,064	(90,078)
Net change in securities sold, not yet purchased	(36,220)	18,760
Proceeds from sale of mortgage servicing rights asset	—	9,303
Net gains from sales of loans	(227,312)	(238,245)
Loans originated for sale	(6,783,246)	(7,308,972)
Proceeds from loans sold	6,790,418	7,286,188
Net cash used in operating activities	(130,634)	(319,378)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	25,726	24,047
Proceeds from sales, maturities and principal reductions of securities available for sale	77,146	90,950
Proceeds from sales, maturities and principal reductions of equity securities	1,860	3
Purchases of securities held to maturity	(40,789)	(21,634)
Purchases of securities available for sale	(191,108)	(170,328)
Purchases of equity securities	(307)	(492)
Net change in loans held for investment	(267,006)	(49,003)
Purchases of premises and equipment and other assets	(14,935)	(12,252)
Proceeds from sales of premises and equipment and other real estate owned	9,777	8,172
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(11,301)	(16,626)
Net cash used in investing activities	(410,937)	(147,163)
Financing Activities
Net change in deposits	25,579	(94,730)
Net change in short-term borrowings	273,086	404,311
Proceeds from notes payable	365,270	267,194
Payments on notes payable	(362,255)	(248,167)
Payments to repurchase common stock	(24,980)	(38,877)
Dividends paid on common stock	(14,983)	(13,453)
Net cash received from (distributed to) noncontrolling interest	(2,870)	644
Taxes paid on employee stock awards netting activity	(1,734)	(1,726)
Other, net	(215)	(363)
Net cash provided by financing activities	256,898	274,833

Net change in cash and cash equivalents	(284,673)	(191,708)
Cash, cash equivalents and restricted cash, beginning of period	778,466	673,960
Cash, cash equivalents and restricted cash, end of period	$493,793	$482,252

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$342,001	$353,432
Federal funds sold	521	403
Assets segregated for regulatory purposes	151,271	128,417
Total cash, cash equivalents and restricted cash	$493,793	$482,252
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$80,880	$65,349
Cash paid for income taxes, net of refunds	$12,504	$966
Supplemental Schedule of Non-Cash Activities
Derecognition of construction in progress related to build-to-suit lease obligations	$29,195	$—
Conversion of loans to other real estate owned	$2,931	$4,846
Additions to mortgage servicing rights	$4,408	$9,729

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

Hilltop owns 100% of the outstanding stock of PCC. PCC owns 100% of the outstanding stock of the Bank and 100% of the membership interest in Hilltop Opportunity Partners LLC, a merchant bank utilized to facilitate investments in companies engaged in non-financial activities. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”).

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation, including reclassifications due to the adoption of new accounting pronouncements. As previously disclosed, the quarterly report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on July 26, 2018, incorrectly included the change in assets segregated for regulatory purposes in the operating section of the statements of cash flows. Previously disclosed net changes in assets segregated for regulatory purposes of $58.2 million for the six months ended June 30, 2018, should have been excluded from the cash flows from operating activities and the beginning-of-period and end-of-period balances of assets segregated for regulatory purposes are included in total cash, cash equivalents and restricted cash in accordance with Accounting Standards Update (“ASU”) 2016-18. Accordingly, net cash used in operating activities for the six months ended June 30, 2018, originally reported as $(261.2) million, is $(319.4) million. In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

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

In August 2017, the FASB issued ASU 2017-12 which provides targeted improvements to accounting for hedging activities. The FASB has issued various updates, improvements and technical corrections since the issuance of ASU 2017-12. The purpose of the amendment is to better align a company’s risk management activities with its financial reporting for hedging relationships, to simplify the hedge accounting requirements and to improve the disclosures of hedging arrangements. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company adopted the standard on January 1, 2019. The Company has not historically applied hedge accounting to its derivative transactions, so the provisions of the amendment did not have a material effect on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The FASB has issued various updates, improvements and technical corrections to the standard since the issuance of ASU 2016-13. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the provisions of the new standard early. The Company’s cross-functional team is continuing to implement and test new credit forecasting models and a credit scoring system that will be utilized to estimate the likelihood of default and loss severity as a part of its credit loss estimation methodology in accordance with the new standard. The Company is working to produce parallel credit loss calculations during the remainder of 2019, with a focus on calculating a potential range of financial impact. In addition, the Company continues to identify and assess key interpretive policy issues, as well as design and build new and modified policies and procedures that will be used to calculate its credit loss reserves. New and revised internal controls and processes are also being designed. The Company expects that the CECL model will require a material increase in the allowance for credit losses upon adoption on January 1, 2020. However, the magnitude of the increase in allowance for credit losses upon adoption will depend on, among other things, the portfolio composition and quality at the adoption date, as well as economic conditions and forecasts at that time.

3. Acquisition

BORO Acquisition

On August 1, 2018, to expand its Houston-area banking operations, the Company acquired privately-held The Bank of River Oaks (“BORO”) in an all-cash transaction (the “BORO Acquisition”). Pursuant to the terms of the definitive agreement, the Company paid cash in the aggregate amount of $85 million to the shareholders and option holders of BORO. The operations of BORO are included in the Bank’s operating results beginning August 1, 2018. BORO’s results of operations prior to the acquisition date are not included in the Company’s consolidated operating results.

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

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2 Inputs: Observable inputs other than Level 1 prices. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, yield curves, prepayment speeds, default rates, credit risks and loss severities), and inputs that are derived from or corroborated by market data, among others.

●	Level 3 Inputs: Unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Level 3 inputs include pricing models and discounted cash flow techniques, among others.

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2019 and December 31, 2018, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.48 billion and $1.26 billion, respectively, and the unpaid principal balance of those loans was $1.43 billion and $1.21 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2019	Inputs	Inputs	Inputs	Fair Value
Trading securities	$5,204	$596,320	$—	$601,524
Available for sale securities	—	1,009,924	—	1,009,924
Equity securities	19,592	—	—	19,592
Loans held for sale	—	1,418,277	56,799	1,475,076
Derivative assets	—	72,783	—	72,783
MSR asset	—	—	53,695	53,695
Securities sold, not yet purchased	14,897	30,550	—	45,447
Derivative liabilities	—	38,939	—	38,939

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Trading securities	$7,947	$737,519	$—	$745,466
Available for sale securities	—	875,658	—	875,658
Equity securities	19,679	—	—	19,679
Loans held for sale	—	1,207,311	50,464	1,257,775
Derivative assets	—	35,010	—	35,010
MSR asset	—	—	66,102	66,102
Securities sold, not yet purchased	33,000	48,667	—	81,667
Derivative liabilities	—	26,355	—	26,355

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers to	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	(from) Level 3	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2019
Loans held for sale	$57,844	$14,053	$(11,108)	$(612)	$(3,378)	$—	$56,799
MSR asset	62,049	2,547	—	—	(10,901)	—	53,695
Total	$119,893	$16,600	$(11,108)	$(612)	$(14,279)	$—	$110,494

Six months ended June 30, 2019
Loans held for sale	$50,464	$29,480	$(18,084)	$425	$(5,486)	$—	$56,799
MSR asset	66,102	4,408	—	—	(16,815)	—	53,695
Total	$116,566	$33,888	$(18,084)	$425	$(22,301)	$—	$110,494

Three months ended June 30, 2018
Loans held for sale	$43,483	$8,071	$(8,538)	—	$(2,235)	$—	$40,781
MSR asset	63,957	3,068	(9,303)	—	(349)	—	57,373
Total	$107,440	$11,139	$(17,841)	$—	$(2,584)	$—	$98,154

Six months ended June 30, 2018
Loans held for sale	$36,972	$20,550	$(12,513)	—	$(4,228)	$—	$40,781
MSR asset	54,714	9,729	(9,303)	—	2,233	—	57,373
Total	$91,686	$30,279	$(21,816)	$—	$(1,995)	$—	$98,154

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			June 30,				December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2019				2018
Loans held for sale	Discounted cash flows / Market comparable	Projected price	89	-	96%	(95%)	95	-	96%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			13.67%				10.51%
		Discount rate			11.12%				11.11%

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$17,179	$—	$17,179	$22,604	$—	$22,604
MSR asset	(10,901)	—	(10,901)	(349)	—	(349)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$3,855	$—	$3,855	$7,724	$—	$7,724
MSR asset	(16,815)	—	(16,815)	2,233	—	2,233

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

Estimates for these significant unobservable inputs and the resulting weighted average expected loss on PCI loans were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
June 30, 2019	Merger	Transaction	Merger	Acquisition
Weighted average default rate	84%	30%	71%	59%
Weighted average loss severity rate	59%	12%	28%	43%
Weighted average prepayment speed	0%	6%	0%	0%

Resulting weighted average expected loss on PCI loans	49%	4%	20%	25%

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
December 31, 2018	Merger	Transaction	Merger	Acquisition
Weighted average default rate	81%	34%	71%	63%
Weighted average loss severity rate	59%	12%	28%	42%
Weighted average prepayment speed	0%	6%	0%	0%

Resulting weighted average expected loss on PCI loans	48%	4%	20%	26%

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 inputs. At June 30, 2019 and December 31, 2018, the estimated fair value of OREO was $20.8 million and $27.6 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2019	Inputs	Inputs	Inputs	Fair Value	2019	2018	2019	2018
Impaired loans held for investment	$—	$—	$65,660	$65,660	$(1,295)	$(602)	$(1,195)	$(725)
Other real estate owned	—	12,885	—	12,885	(119)	(694)	(613)	(1,800)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2019	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$342,522	$342,522	$—	$—	$342,522
Assets segregated for regulatory purposes	151,271	151,271	—	—	151,271
Securities purchased under agreements to resell	50,660	—	50,660	—	50,660
Held to maturity securities	365,905	—	368,546	—	368,546
Loans held for sale	134,401	—	134,401	—	134,401
Loans held for investment, net	7,147,427	—	570,377	6,818,592	7,388,969
Broker-dealer and clearing organization receivables	1,707,249	—	1,707,249	—	1,707,249
Other assets	71,833	—	70,724	1,109	71,833

Financial liabilities:
Deposits	8,463,079	—	8,464,697	—	8,464,697
Broker-dealer and clearing organization payables	1,531,891	—	1,531,891	—	1,531,891
Short-term borrowings	1,338,893	—	1,338,893	—	1,338,893
Debt	298,935	—	296,724	—	296,724
Other liabilities	5,640	—	5,640	—	5,640

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2018	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$644,473	$644,473	$—	$—	$644,473
Assets segregated for regulatory purposes	133,993	133,993	—	—	133,993
Securities purchased under agreements to resell	61,611	—	61,611	—	61,611
Held to maturity securities	351,012	—	341,124	—	341,124
Loans held for sale	135,471	—	135,471	—	135,471
Loans held for investment, net	6,870,972	—	578,363	6,445,810	7,024,173
Broker-dealer and clearing organization receivables	1,440,287	—	1,440,287	—	1,440,287
Other assets	69,720	—	68,573	1,147	69,720

Financial liabilities:
Deposits	8,536,156	—	8,528,947	—	8,528,947
Broker-dealer and clearing organization payables	1,294,925	—	1,294,925	—	1,294,925
Short-term borrowings	1,065,807	—	1,065,807	—	1,065,807
Debt	295,884	—	293,685	—	293,685
Other liabilities	3,482	—	3,482	—	3,482

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company held equity investments other than securities of $36.3 million and $35.8 million at June 30, 2019 and December 31, 2018, respectively, which are included within other assets in the consolidated balance sheets. Of the $36.3 million of such equity investments held at June 30, 2019, $19.9 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$20,477	$21,906	$20,376	$22,946
Additional investments	—	1,411	—	1,411
Upward adjustments	101	2,836	202	3,108
Impairments and downward adjustments	(672)	(2)	(672)	(1,314)
Dispositions	—	—	—	—
Balance, end of period	$19,906	$26,151	$19,906	$26,151

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2019	2018
U.S. Treasury securities	$5,203	$7,945
U.S. government agencies:
Bonds	6,194	1,494
Residential mortgage-backed securities	246,943	309,455
Commercial mortgage-backed securities	2,204	4,239
Collateralized mortgage obligations	149,449	206,813
Corporate debt securities	54,729	59,293
States and political subdivisions	116,202	126,748
Unit investment trusts	15,919	19,913
Private-label securitized product	1,267	5,680
Other	3,414	3,886
Totals	$601,524	$745,466

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $45.4 million and $81.7 million at June 30, 2019 and December 31, 2018, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2019	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$10,559	$197	$(11)	$10,745
U.S. government agencies:
Bonds	85,311	1,210	(14)	86,507
Residential mortgage-backed securities	467,661	5,925	(1,453)	472,133
Commercial mortgage-backed securities	11,595	540	—	12,135
Collateralized mortgage obligations	333,415	3,061	(2,206)	334,270
Corporate debt securities	47,824	1,710	—	49,534
States and political subdivisions	43,433	1,170	(3)	44,600
Totals	$999,798	$13,813	$(3,687)	$1,009,924

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$11,552	$30	$(44)	$11,538
U.S. government agencies:
Bonds	85,492	552	(433)	85,611
Residential mortgage-backed securities	391,428	608	(6,962)	385,074
Commercial mortgage-backed securities	11,703	189	(120)	11,772
Collateralized mortgage obligations	281,450	385	(5,436)	276,399
Corporate debt securities	53,614	268	(580)	53,302
States and political subdivisions	51,560	608	(206)	51,962
Totals	$886,799	$2,640	$(13,781)	$875,658

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2019	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,961	$19	$—	$9,980
U.S. government agencies:
Bonds	39,019	—	(71)	38,948
Residential mortgage-backed securities	20,031	203	—	20,234
Commercial mortgage-backed securities	113,570	3,170	(98)	116,642
Collateralized mortgage obligations	130,326	300	(1,271)	129,355
States and political subdivisions	52,998	650	(261)	53,387
Totals	$365,905	$4,342	$(1,701)	$368,546

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,903	$3	$—	$9,906
U.S. government agencies:
Bonds	39,018	—	(1,479)	37,539
Residential mortgage-backed securities	21,903	—	(263)	21,640
Commercial mortgage-backed securities	87,065	271	(1,462)	85,874
Collateralized mortgage obligations	142,474	—	(5,000)	137,474
States and political subdivisions	50,649	91	(2,049)	48,691
Totals	$351,012	$365	$(10,253)	$341,124

Additionally, the Company had unrealized net gains of $0.7 million and unrealized net losses of $0.9 million from equity securities with fair values of $19.6 million and $19.7 million held at June 30, 2019 and December 31, 2018, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company recognized net gains of $0.2 million and $0.1 million during the three months ended June 30, 2019 and 2018, respectively, and net gains of $1.5 million and net losses of $0.5 million during the six months ended June 30, 2019 and 2018, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2019 and 2018, net gains recognized from equity securities sold were nominal.

Information regarding available for sale, held to maturity and equity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2019			December 31, 2018
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	2	$2,586	$11	1	$981	$6
Unrealized loss for twelve months or longer	—	—	—	3	3,556	39
	2	2,586	11	4	4,537	45
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	—	—	3	24,772	5
Unrealized loss for twelve months or longer	1	9,986	14	3	30,472	428
	1	9,986	14	6	55,244	433
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	8,355	7	8	66,791	432
Unrealized loss for twelve months or longer	16	106,815	1,445	27	194,228	6,530
	18	115,170	1,452	35	261,019	6,962
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	—	—	—	1	4,953	120
	—	—	—	1	4,953	120
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	9	55,481	153	11	44,394	498
Unrealized loss for twelve months or longer	24	106,528	2,054	28	140,483	4,938
	33	162,009	2,207	39	184,877	5,436
Corporate debt securities:
Unrealized loss for less than twelve months	—	3,009	—	8	16,256	282
Unrealized loss for twelve months or longer	—	2,407	—	8	15,665	297
	—	5,416	—	16	31,921	579
States and political subdivisions:
Unrealized loss for less than twelve months	1	822	—	29	8,590	27
Unrealized loss for twelve months or longer	3	1,223	3	18	9,029	179
	4	2,045	3	47	17,619	206
Total available for sale:
Unrealized loss for less than twelve months	14	70,253	171	60	161,784	1,250
Unrealized loss for twelve months or longer	44	226,959	3,516	88	398,386	12,531
	58	$297,212	$3,687	148	$560,170	$13,781

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	June 30, 2019			December 31, 2018
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	2	29,248	71	4	37,539	1,479
	2	29,248	71	4	37,539	1,479
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	8,411	89
Unrealized loss for twelve months or longer	—	—	—	3	13,229	174
	—	—	—	4	21,640	263
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,601	17	1	4,973	27
Unrealized loss for twelve months or longer	2	12,551	81	13	59,670	1,435
	3	14,152	98	14	64,643	1,462
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	1	2,051	26
Unrealized loss for twelve months or longer	15	95,659	1,271	24	135,423	4,974
	15	95,659	1,271	25	137,474	5,000
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	9	6,431	56
Unrealized loss for twelve months or longer	41	19,683	261	86	32,909	1,993
	41	19,683	261	95	39,340	2,049
Total held to maturity:
Unrealized loss for less than twelve months	1	1,601	17	12	21,866	198
Unrealized loss for twelve months or longer	60	157,141	1,684	130	278,770	10,055
	61	$158,742	$1,701	142	$300,636	$10,253

During the three and six months ended June 30, 2019 and 2018, the Company did not record any other-than-temporary impairment (“OTTI”). While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend to sell, nor does the Company believe that it is likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2019 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$39,783	$39,797	$11,356	$11,376
Due after one year through five years	88,357	90,942	26,042	26,055
Due after five years through ten years	39,142	40,024	5,392	5,414
Due after ten years	19,845	20,623	59,188	59,470
	187,127	191,386	101,978	102,315

Residential mortgage-backed securities	467,661	472,133	20,031	20,234
Collateralized mortgage obligations	333,415	334,270	130,326	129,355
Commercial mortgage-backed securities	11,595	12,135	113,570	116,642
	$999,798	$1,009,924	$365,905	$368,546

The Company recognized net gains of $2.5 million and net losses of $6.8 million from its trading portfolio during the three months ended June 30, 2019 and 2018, respectively, and $10.7 million and $1.9 million during the six months ended June 30, 2019 and 2018, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $30.4 million and $0.4 million during the three months ended June 30, 2019 and 2018,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively, and $55.7 million and $17.4 million during the six months ended June 30, 2019 and 2018, respectively. All such realized net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $612.3 million and $612.3 million (with a fair value of $615.6 million and $600.0 million, respectively) at June 30, 2019 and December 31, 2018, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at June 30, 2019 and December 31, 2018.

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

At June 30, 2019 and December 31, 2018, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.3 million and $9.5 million, respectively.

6. Loans Held for Investment and Allowance for Loan Losses

The loans acquired in the FNB Transaction were subject to loss-share agreements with the FDIC. During the fourth quarter of 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements were resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” Disclosures associated with loans that were previously covered by the FDIC loss-share agreements during the three and six months ended June 30, 2018 are included in the “covered” portfolio segment in the applicable tables that follow. The majority of the loans previously covered by the FDIC loss-share agreements are comprised primarily of commercial real estate and 1-4 family residential loans. Loans held for investment summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2019	2018
Commercial real estate	$2,937,243	$2,940,120
Commercial and industrial	1,448,221	1,508,451
Construction and land development	950,628	932,909
1-4 family residential	696,535	679,263
Mortgage warehouse	555,327	243,806
Consumer	44,273	47,546
Broker-dealer (1)	570,377	578,363
	7,202,604	6,930,458
Allowance for loan losses	(55,177)	(59,486)
Total loans held for investment, net of allowance	$7,147,427	$6,870,972
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of PCI loans (in thousands).

	June 30,	December 31,
	2019	2018
Carrying amount	$86,200	$93,072
Outstanding balance	155,749	172,808

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$72,172	$93,686	$80,693	$98,846
Reclassifications from nonaccretable difference, net (1)	4,909	3,136	5,443	10,265
Disposals of loans	(337)	—	(703)	(98)
Accretion	(7,439)	(9,514)	(16,128)	(21,514)
Transfer of loans to OREO (2)	—	(656)	—	(847)
Balance, end of period	$69,305	$86,652	$69,305	$86,652
(1)	Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.
(2)	Transfer of loans to OREO is the difference between the value removed from the pool and the expected cash flows for the loan.

The remaining nonaccretable difference for PCI loans was $59.6 million and $64.2 million at June 30, 2019 and December 31, 2018, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2019	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$35,163	$5,416	$7,332	$12,748	$1,331
Owner occupied	28,977	6,965	5,636	12,601	639
Commercial and industrial	25,825	4,767	1,141	5,908	29
Construction and land development	7,791	44	23	67	3
1-4 family residential	96,746	1,623	53,249	54,872	1,987
Mortgage warehouse	—	—	—	—	—
Consumer	1,895	4	—	4	—
Broker-dealer	—	—	—	—	—
	196,397	18,819	67,381	86,200	3,989
Non-PCI
Commercial real estate:
Non-owner occupied	206	199	—	199	—
Owner occupied	5,106	3,943	—	3,943	—
Commercial and industrial	26,210	9,950	2,245	12,195	838
Construction and land development	1,536	919	492	1,411	12
1-4 family residential	10,460	7,625	—	7,625	—
Mortgage warehouse	—	—	—	—	—
Consumer	144	34	—	34	—
Broker-dealer	—	—	—	—	—
	43,662	22,670	2,737	25,407	850
	$240,059	$41,489	$70,118	$111,607	$4,839

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$42,668	$5,549	$7,540	$13,089	$1,125
Owner occupied	36,246	11,657	2,967	14,624	304
Commercial and industrial	27,403	5,491	1,068	6,559	72
Construction and land development	10,992	74	390	464	92
1-4 family residential	106,503	646	57,681	58,327	1,299
Mortgage warehouse	—	—	—	—	—
Consumer	2,185	9	—	9	—
Broker-dealer	—	—	—	—	—
	225,997	23,426	69,646	93,072	2,892
Non-PCI
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	5,231	4,098	—	4,098	—
Commercial and industrial	22,277	9,891	1,740	11,631	721
Construction and land development	3,430	2,711	535	3,246	31
1-4 family residential	8,695	6,922	—	6,922	—
Mortgage warehouse	—	—	—	—	—
Consumer	149	42	—	42	—
Broker-dealer	—	—	—	—	—
	39,782	23,664	2,275	25,939	752
	$265,779	$47,090	$71,921	$119,011	$3,644

Average recorded investment in impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial real estate:
Non-owner occupied	$13,097	$30,245	$13,018	$31,998
Owner occupied	17,380	4,973	17,633	7,887
Commercial and industrial	17,284	24,056	18,147	24,206
Construction and land development	1,619	1,673	2,594	1,768
1-4 family residential	63,279	—	63,873	—
Mortgage warehouse	—	—	—	—
Consumer	41	54	45	116
Broker-dealer	—	—	—	—
Covered	—	83,471	—	86,763
	$112,700	$144,472	$115,310	$152,738

Non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2019	2018
Commercial real estate:
Non-owner occupied	$1,333	$1,226
Owner occupied	3,943	4,098
Commercial and industrial	14,152	14,870
Construction and land development	1,413	3,278
1-4 family residential	7,700	7,026
Mortgage warehouse	—	—
Consumer	34	41
Broker-dealer	—	—
	$28,575	$30,539

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At June 30, 2019 and December 31, 2018, non-accrual loans included PCI loans of $4.4 million and $4.9 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. In addition to the non-accrual loans in the table above, $3.4 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at both June 30, 2019 and December 31, 2018.

Interest income, including recoveries and cash payments, recorded on impaired loans was $0.3 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively. Except as noted above, PCI loans are considered to be performing due to the application of the accretion method.

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

Information regarding TDRs granted during the three and six months ended June 30, 2019, is shown in the following table (dollars in thousands). There were no TDRs granted during the three or six months ended June 30, 2018. At June 30, 2019 and December 31, 2018, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	—	—	—	—	—	—
Commercial and industrial	3	7,993	7,973	3	7,973	7,973
Construction and land development	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
Covered	—	—	—	—	—	—
	3	$7,993	$7,973	3	$7,973	$7,973

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

There were no TDRs granted during the twelve months preceding June 30, 2019 for which a payment was at least 30 days past due. The following table presents information regarding TDRs granted during the twelve months preceding June 30, 2018, for which a payment was at least 30 days past due (dollars in thousands).

Twelve Months Preceding June 30, 2018
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—
Owner occupied	1	3,294	3,206
Commercial and industrial	—	—	—
Construction and land development	—	—	—
1-4 family residential	—	—	—
Mortgage warehouse	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
Covered	—	—	—
	1	$3,294	$3,206

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
June 30, 2019	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$811	$130	$199	$1,140	$1,653,557	$12,748	$1,667,445	$—
Owner occupied	1,526	—	2,527	4,053	1,253,144	12,601	1,269,798	—
Commercial and industrial	3,604	5,257	1,055	9,916	1,432,397	5,908	1,448,221	10
Construction and land development	2,719	839	—	3,558	947,003	67	950,628	—
1-4 family residential	4,444	1,257	2,856	8,557	633,106	54,872	696,535	—
Mortgage warehouse	—	39	—	39	555,288	—	555,327	—
Consumer	188	—	—	188	44,081	4	44,273	—
Broker-dealer	—	—	—	—	570,377	—	570,377	—
	$13,292	$7,522	$6,637	$27,451	$7,088,953	$86,200	$7,202,604	$10

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2018	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,174	$199	$—	$1,373	$1,708,160	$13,089	$1,722,622	$—
Owner occupied	1,364	—	4,173	5,537	1,197,337	14,624	1,217,498	75
Commercial and industrial	1,792	1,049	11,051	13,892	1,488,000	6,559	1,508,451	3
Construction and land development	3,549	—	—	3,549	928,896	464	932,909	—
1-4 family residential	5,987	2,484	1,950	10,421	610,515	58,327	679,263	—
Mortgage warehouse	—	—	—	0	243,806	—	243,806	—
Consumer	254	147	—	401	47,136	9	47,546	—
Broker-dealer	—	—	—	—	578,363	—	578,363	—
	$14,120	$3,879	$17,174	$35,173	$6,802,213	$93,072	$6,930,458	$78

In addition to the loans shown in the tables above, PrimeLending had $77.4 million and $83.1 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $78.5 million and $84.0 million, respectively) that were 90 days past due and accruing interest at June 30, 2019 and December 31, 2018, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

The following tables present the internal risk grades of loans, as previously described, in the portfolio by class (in thousands).

June 30, 2019	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,599,634	$5,935	$49,128	$12,748	$1,667,445
Owner occupied	1,222,925	—	34,272	12,601	1,269,798
Commercial and industrial	1,383,938	447	57,928	5,908	1,448,221
Construction and land development	948,148	—	2,413	67	950,628
1-4 family residential	623,710	371	17,582	54,872	696,535
Mortgage warehouse	555,327	—	—	—	555,327
Consumer	44,188	—	81	4	44,273
Broker-dealer	570,377	—	—	—	570,377
	$6,948,247	$6,753	$161,404	$86,200	$7,202,604

December 31, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,673,424	$—	$36,109	$13,089	$1,722,622
Owner occupied	1,175,225	2,083	25,566	14,624	1,217,498
Commercial and industrial	1,433,227	15,320	53,345	6,559	1,508,451
Construction and land development	929,130	—	3,315	464	932,909
1-4 family residential	601,264	393	19,279	58,327	679,263
Mortgage warehouse	243,806	—	—	—	243,806
Consumer	47,416	—	121	9	47,546
Broker-dealer	578,363	—	—	—	578,363
	$6,681,855	$17,796	$137,735	$93,072	$6,930,458

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

Changes in the allowance for loan losses, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Three Months Ended June 30, 2019	Beginning of Period	for Loan Losses	Charged Off	Charged Off Loans	End of Period
Commercial real estate	$26,845	$(1,731)	$—	$—	$25,114
Commercial and industrial	21,268	1,254	(2,430)	322	20,414
Construction and land development	5,908	(1,512)	—	—	4,396
1-4 family residential	4,331	1,447	(871)	17	4,924
Mortgage warehouse	—	—	—	—	—
Consumer	409	(128)	(10)	12	283
Broker-dealer	48	(2)	—	—	46
Total	$58,809	$(672)	$(3,311)	$351	$55,177

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Six Months Ended June 30, 2019	Beginning of Period	for Loan Losses	Charged Off	Charged Off loans	End of Period
Commercial real estate	$27,100	$(1,986)	$—	$—	$25,114
Commercial and industrial	21,980	1,712	(4,248)	970	20,414
Construction and land development	6,061	(1,665)	—	—	4,396
1-4 family residential	3,956	1,836	(899)	31	4,924
Mortgage warehouse	—	—	—	—	—
Consumer	267	458	(464)	22	283
Broker-dealer	122	(76)	—	—	46
Total	$59,486	$279	$(5,611)	$1,023	$55,177

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Three Months Ended June 30, 2018	Beginning of Period	for Loan Losses	Charged Off	Charged Off Loans	End of Period
Commercial real estate	$27,193	$(1,143)	$(18)	$—	$26,032
Commercial and industrial	23,269	1,815	(2,233)	666	23,517
Construction and land development	7,449	(178)	—	—	7,271
1-4 family residential	2,107	376	(6)	75	2,552
Mortgage warehouse	—	—	—	—	—
Consumer	276	(75)	(30)	36	207
Broker-dealer	77	340	—	—	417
Covered	2,823	(795)	(57)	3	1,974
Total	$63,194	$340	$(2,344)	$780	$61,970

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Six Months Ended June 30, 2018	Beginning of Period	for Loan Losses	Charged Off	Charged Off Loans	End of Period
Commercial real estate	$26,413	$(363)	$(18)	$—	$26,032
Commercial and industrial	23,674	119	(3,416)	3,140	23,517
Construction and land development	7,844	(573)	—	—	7,271
1-4 family residential	2,362	99	(12)	103	2,552
Mortgage warehouse	—	—	—	—	—
Consumer	311	(109)	(43)	48	207
Broker-dealer	353	64	—	—	417
Covered	2,729	(704)	(57)	6	1,974
Total	$63,686	$(1,467)	$(3,546)	$3,297	$61,970

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
June 30, 2019	Impairment	Impairment	Loans	Total
Commercial real estate	$3,559	$2,908,335	$25,349	$2,937,243
Commercial and industrial	11,362	1,430,951	5,908	1,448,221
Construction and land development	1,317	949,244	67	950,628
1-4 family residential	608	641,055	54,872	696,535
Mortgage warehouse	—	555,327	—	555,327
Consumer	—	44,269	4	44,273
Broker-dealer	—	570,377	—	570,377
Total	$16,846	$7,099,558	$86,200	$7,202,604

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
December 31, 2018	Impairment	Impairment	Loans	Total
Commercial real estate	$3,909	$2,908,498	$27,713	$2,940,120
Commercial and industrial	10,741	1,491,151	6,559	1,508,451
Construction and land development	3,241	929,204	464	932,909
1-4 family residential	—	620,936	58,327	679,263
Mortgage warehouse	—	243,806	—	243,806
Consumer	—	47,537	9	47,546
Broker-dealer	—	578,363	—	578,363
Total	$17,891	$6,819,495	$93,072	$6,930,458

The allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
June 30, 2019	Impairment	Impairment	Loans	Total
Commercial real estate	$—	$23,144	$1,970	$25,114
Commercial and industrial	838	19,547	29	20,414
Construction and land development	12	4,381	3	4,396
1-4 family residential	—	2,937	1,987	4,924
Mortgage warehouse	—	—	—	—
Consumer	—	283	—	283
Broker-dealer	—	46	—	46
Total	$850	$50,338	$3,989	$55,177

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
December 31, 2018	Impairment	Impairment	Loans	Total
Commercial real estate	$—	$25,671	$1,429	$27,100
Commercial and industrial	721	21,187	72	21,980
Construction and land development	31	5,938	92	6,061
1-4 family residential	—	2,657	1,299	3,956
Mortgage warehouse	—	—	—	—
Consumer	—	267	—	267
Broker-dealer	—	122	—	122
Total	$752	$55,842	$2,892	$59,486

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$62,049	$63,957	$66,102	$54,714
Additions	2,547	3,068	4,408	9,729
Sales	—	(9,303)	—	(9,303)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(8,739)	1,032	(13,772)	4,673
Due to customer payoffs	(2,162)	(1,381)	(3,043)	(2,440)
Balance, end of period	$53,695	$57,373	$53,695	$57,373

	June 30,	December 31,
	2019	2018
Mortgage loans serviced for others	$5,027,953	$5,086,461
MSR asset as a percentage of serviced mortgage loans	1.07%	1.30%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2019	2018
Weighted average constant prepayment rate	13.67%	10.51%
Weighted average discount rate	11.12%	11.11%
Weighted average life (in years)	5.8	7.1

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2019	2018
Constant prepayment rate:
Impact of 10% adverse change	$(3,097)	$(2,512)
Impact of 20% adverse change	(5,977)	(4,980)
Discount rate:
Impact of 10% adverse change	(1,988)	(2,677)
Impact of 20% adverse change	(3,826)	(5,139)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $6.6 million and $6.1 million during the three months ended June 30, 2019 and 2018, respectively, and $12.9 million and $11.8 million during the six months ended June 30, 2019 and 2018, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2019	2018
Noninterest-bearing demand	$2,598,253	$2,560,750
Interest-bearing:
NOW accounts	1,495,785	1,358,196
Money market	2,428,191	2,725,541
Brokered - money market	5,000	5,000
Demand	325,105	393,685
Savings	180,747	184,700
Time	1,429,998	1,308,284
	$8,463,079	$8,536,156

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2019	2018
Federal funds purchased	$124,050	$100,100
Securities sold under agreements to repurchase	508,843	576,707
Federal Home Loan Bank	475,000	200,000
Short-term bank loans	231,000	189,000
	$1,338,893	$1,065,807

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

	Six Months Ended June 30,
	2019	2018
Average balance during the period	$621,268	$721,167
Average interest rate during the period	2.54%	1.63%

	June 30,	December 31,
	2019	2018
Average interest rate at end of period	2.57%	2.43%
Securities underlying the agreements at end of period:
Carrying value	$516,067	$587,609
Estimated fair value	$554,160	$618,231

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

	Six Months Ended June 30,
	2019	2018
Average balance during the period	$159,945	$117,956
Average interest rate during the period	2.47%	1.91%

	June 30,	December 31,
	2019	2018
Average interest rate at end of period	2.32%	2.65%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2019 and December 31, 2018 was 3.28% and 3.35%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2019	2018
Senior Notes due April 2025, net of discount of $1,313 and $1,393, respectively	$148,687	$148,607
FHLB notes, including premium of $179 and $222, respectively, with maturities ranging from September 2020 to June 2030	4,037	4,391
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Ventures Management lines of credit due May 2020	51,699	48,374
	$231,923	$228,872

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

June 30,
2019
Finance leases:
Premises and equipment	$7,780
Accumulated depreciation	(3,883)
Premises and equipment, net	$3,897

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$10,599	$21,130
Less operating lease and sublease income	(663)	(1,050)
Net operating lease cost	$9,936	$20,080

Finance lease cost:
Amortization of lease assets	$147	$295
Interest on lease liabilities	150	302
Total finance lease cost	$297	$597

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,810
Operating cash flows from finance leases	302
Financing cash flows from finance leases	290
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$24,188
Finance leases	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	June 30, 2019
	Weighted Average	Weighted Average
Lease Classification	Remaining Lease Term (Years)	Discount Rate
Operating	5.9	5.35%
Finance	7.0	4.78%

Future minimum lease payments under the Leasing Standard as of June 30, 2019, under lease agreements that had commenced as of or subsequent to January 1, 2019, are presented below (in thousands).

	Operating Leases	Finance Leases
2019	$18,039	$595
2020	32,798	1,197
2021	27,089	1,212
2022	21,209	1,241
2023	17,077	1,280
Thereafter	41,660	3,460
Total minimum lease payments	$157,872	$8,985
Less amount representing interest	(25,122)	(3,189)
Lease liabilities	$132,750	$5,796

As of June 30, 2019, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.6 million. These operating leases are expected to commence between July 2019 and September 2019 with lease terms ranging from two to five years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.6 million at June 30, 2019.

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

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 23.1% and 24.3% for the three months ended June 30, 2019 and 2018, respectively, and 22.9% and 23.9% for the six months ended June 30, 2019 and 2018, respectively, and approximated the applicable statutory rates for such periods.

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

At both June 30, 2019 and December 31, 2018, the mortgage origination segment’s indemnification liability reserve totaled $10.8 million and $10.7 million, respectively. The provision for indemnification losses was $0.8 million and $1.0 million during the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $1.7 million during the six months ended June 30, 2019 and 2018, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$30,112	$32,321	$33,784	$33,702
Claims made	6,504	5,361	9,686	12,350
Claims resolved with no payment	(1,579)	(5,892)	(7,266)	(11,753)
Repurchases	(1,478)	(1,245)	(2,645)	(3,334)
Indemnification payments	(485)	—	(485)	(420)
Balance, end of period	$33,074	$30,545	$33,074	$30,545

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Indemnification Liability Reserve Activity (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$10,721	$23,332	$10,701	$23,472
Additions for new sales	792	1,014	1,281	1,743
Repurchases	(127)	(85)	(209)	(245)
Early payment defaults	(97)	(41)	(239)	(188)
Indemnification payments	(92)	(4)	(95)	(121)
Change in reserves for loans sold in prior years	(364)	(306)	(606)	(751)
Balance, end of period	$10,833	$23,910	$10,833	$23,910

	June 30,	December 31,
	2019	2018
Reserve for Indemnification Liability:
Specific claims	$732	$676
Incurred but not reported claims	10,101	10,025
Total	$10,833	$10,701
(1)	The Reserve for Indemnification Liability at June 30, 2018 reflected $10.2 million of specific claims related to an inquiry by the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Department of Justice which was resolved in the fourth quarter of 2018. The resolution of this matter is discussed in detail in Note 18 to the consolidated financial statements included in the Company’s 2018 Form 10-K.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Hilltop and the Bank entered into leases for an aggregate of approximately 72,000 of the total 119,000 square feet of rentable space in Hilltop Plaza to serve as the headquarters for both companies. Affiliates of Mr. Gerald J. Ford also entered into leases for approximately 11,000 square feet of office space in the building. The two separate 129-month office and retail leases have combined total base rent of approximately $35 million with the first nine months of rent abated. The accounting commencement date of both leases was determined to be June 29, 2019, the date the building was delivered in order for tenant improvement work to commence. The combined operating lease liability, net of lease incentives, recognized during the second quarter of 2019 as a result of the commencement of these leases was $18.9 million. The office and retail leases were considered under the build-to-suit provisions of ASC 840, and the Company was determined to be the accounting owner of the project as its affiliate, HTH Project LLC, has an equity investment in the project. As such, the assets of Hilltop Plaza were recognized during the construction period through December 31, 2018, as costs were incurred to construct the asset, with a corresponding liability representing the costs paid for by the lessor (the Co-Owners). At December 31, 2018, the $27.8 million of costs incurred to date were included within premises and equipment and other liabilities, respectively, in the consolidated balance sheets. The Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of the newly adopted Leasing Standard and concluded it is not the accounting owner. As such, the assets and liabilities of the project were derecognized on January 1, 2019, with the $1.4 million offset representing deferred expenses recognized on the project to date through December 31, 2018, recorded as an increase to retained earnings.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.3 billion at June 30, 2019 and outstanding financial and performance standby letters of credit of $92.4 million at June 30, 2019.

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

15. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At June 30, 2019, 680,623 shares of common stock remained available for issuance pursuant to awards granted under the 2012 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $2.5 million during both the three months ended June 30, 2019 and 2018, and $5.0 million and $4.8 million during the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018, Hilltop granted 14,895 and 10,024 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the six months ended June 30, 2019 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2018	1,270	$22.44
Granted	578	$19.18
Vested/Released	(456)	$17.70
Forfeited	(28)	$25.78
Balance, June 30, 2019	1,364	$22.58

Vested/Released RSUs include an aggregate of 90,867 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2019. Pursuant to certain RSU award agreements, an aggregate of 17,692 vested RSUs at June 30, 2019 require deferral of the settlement in shares and statutory tax obligations to a future date.

During the six months ended June 30, 2019, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 570,361 RSUs pursuant to the 2012 Plan. Of the RSUs granted during the six months ended June 30, 2019, 479,112 that were outstanding at June 30, 2019, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the six months ended June 30, 2019, 91,249 that were outstanding at June 30, 2019, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At June 30, 2019, in the aggregate, 1,126,126 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 238,145 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2019, unrecognized compensation expense related to outstanding RSUs of $17.7 million is expected to be recognized over a weighted average period of 1.87 years.

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III requires banking organizations to maintain a capital conservation buffer above minimum risk-based capital requirements measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for PlainsCapital and Hilltop, and the requirements were fully phased in as of January 1, 2019.

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

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2019
Tier 1 capital (to average assets):
PlainsCapital	$1,235,458	12.53%	4.0%	4.0%	5.0%
Hilltop	1,747,412	13.00%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,235,458	13.84%	7.0%	7.0%	6.5%
Hilltop	1,700,823	16.32%	7.0%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,235,458	13.84%	8.5%	8.5%	8.0%
Hilltop	1,747,412	16.77%	8.5%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,292,852	14.48%	10.5%	10.5%	10.0%
Hilltop	1,786,441	17.14%	10.5%	10.5%	N/A

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

At June 30, 2019, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$225,288	$3,072
Less: required net capital	9,971	250
Excess net capital	$215,317	$2,822

Net capital as a percentage of aggregate debit items	45.2%
Net capital in excess of 5% aggregate debit items	$200,359

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At June 30, 2019 and December 31, 2018, the Hilltop Broker-Dealers held cash of $151.3 million and $134.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2019 or December 31, 2018.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of June 30, 2019, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	June 30,	December 31,
	2019	2018
Statutory capital and surplus:
National Lloyds Insurance Company	$58,905	$78,637
American Summit Insurance Company	19,041	17,908

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory net income (loss):
National Lloyds Insurance Company	$(3,826)	$(2,633)	$(409)	$1,134
American Summit Insurance Company	299	394	716	1,283

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2019, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2019, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

17. Stockholders’ Equity

Dividends

During the six months ended June 30, 2019 and 2018, the Company declared and paid cash dividends of $0.16 and $0.14 per common share, or an aggregate of $15.0 million and $13.5 million, respectively.

On July 25, 2019, the Company announced that its board of directors declared a quarterly cash dividend of $0.08 per common share, payable on August 30, 2019, to all common stockholders of record as of the close of business on August 15, 2019.

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

During the six months ended June 30, 2019, the Company paid $25.0 million to repurchase an aggregate of 1,214,843 shares of common stock at an average price of $20.54 per share. These shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2018 Form 10-K.

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

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$(783)	$(3,141)	$17,405	$6,865
Hilltop Broker-Dealers	12,581	2,991	10,774	(2,237)
Bank	(85)	30	(146)	160

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	June 30, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,530,535	$33,584	$677,267	$17,421
Customer-based written options	31,200	(1)	31,200	(49)
Customer-based purchased options	31,200	1	31,200	49
Commitments to purchase MBSs	3,323,653	21,730	2,359,630	10,467
Commitments to sell MBSs	5,583,795	(21,406)	3,711,477	(19,315)
Interest rate swaps	7,663	(64)	15,104	82
U.S. Treasury bond futures and options (1)	309,000	—	367,200	—
Eurodollar futures (1)	120,000	—	104,000	—

(1)    Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

PrimeLending had cash collateral advances totaling $18.8 million and $11.9 million to offset net liability derivative positions on its commitments to sell MBSs at June 30, 2019 and December 31, 2018, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $2.5 million and $3.4 million on U.S. Treasury bond futures and options and Eurodollar futures at June 30, 2019 and December 31, 2018, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2019
Securities borrowed:
Institutional counterparties	$1,569,362	$—	$1,569,362	$(1,517,772)	$—	$51,590

Interest rate options:
Customer counterparties	1	—	1	—	—	1

Interest rate swaps:
Institutional counterparties	2	—	2	—	—	2

Reverse repurchase agreements:
Institutional counterparties	50,660	—	50,660	(50,575)	—	85

Forward MBS derivatives:
Institutional counterparties	21,732	—	21,732	(21,732)	—	—
	$1,641,757	$—	$1,641,757	$(1,590,079)	$—	$51,678
December 31, 2018
Securities borrowed:
Institutional counterparties	$1,365,547	$—	$1,365,547	$(1,307,121)	$—	$58,426

Interest rate options:
Customer counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	88	—	88	—	—	88

Reverse repurchase agreements:
Institutional counterparties	61,611	—	61,611	(61,390)	—	221

Forward MBS derivatives:
Institutional counterparties	10,469	—	10,469	(10,469)	—	—
	$1,437,764	$—	$1,437,764	$(1,378,980)	$—	$58,784

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2019
Securities loaned:
Institutional counterparties	$1,459,218	$—	$1,459,218	$(1,410,580)	$—	$48,638

Interest rate options:
Institutional counterparties	1	—	1	—	—	1

Interest rate swaps:
Institutional counterparties	66	—	66	—	—	66

Repurchase agreements:
Institutional counterparties	488,042	—	488,042	(488,042)	—	—
Customer counterparties	20,801	—	20,801	(20,801)	—	—

Forward MBS derivatives:
Institutional counterparties	21,647	(239)	21,408	(11,061)	—	10,347
	$1,989,775	$(239)	$1,989,536	$(1,930,484)	$—	$59,052
December 31, 2018
Securities loaned:
Institutional counterparties	$1,186,073	$—	$1,186,073	$(1,136,033)	$—	$50,040

Interest rate options:
Institutional counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	6	—	6	—	—	6

Repurchase agreements:
Institutional counterparties	533,441	—	533,441	(533,441)	—	—
Customer counterparties	43,266	—	43,266	(43,266)	—	—

Forward MBS derivatives:
Institutional counterparties	19,331	(15)	19,316	(7,728)	—	11,588
	$1,782,166	$(15)	$1,782,151	$(1,720,468)	$—	$61,683

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2019 and December 31, 2018.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2019	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$38,670	$—	$—	$—	$38,670
Asset-backed securities	470,173	—	—	—	470,173

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,459,105	—	—	—	1,459,105
Total	$1,968,061	$—	$—	$—	$1,968,061

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,968,061
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2018	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$131,848	$—	$—	$—	$131,848
Asset-backed securities	444,859	—	—	—	444,859

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,185,960	—	—	—	1,185,960
Total	$1,762,780	$—	$—	$—	$1,762,780

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,762,780
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2019	2018
Receivables:
Securities borrowed	$1,569,362	$1,365,547
Securities failed to deliver	24,310	16,300
Trades in process of settlement	96,247	32,993
Other	17,330	25,447
	$1,707,249	$1,440,287
Payables:
Securities loaned	$1,459,218	$1,186,073
Correspondents	29,700	29,311
Securities failed to receive	37,562	75,015
Other	5,411	4,526
	$1,531,891	$1,294,925

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	June 30,	December 31,
	2019	2018
Reserve for unpaid losses and allocated LAE balance, net	$20,189	$16,498
Reinsurance recoverables on unpaid losses	1,184	3,214
Unallocated LAE	894	840
Reserve for unpaid losses and LAE balance, gross	$22,267	$20,552

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

			June 30, 2019
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Six Months Ended June 30, 2019		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2016	$83,452	$83,961	$295	20,092
2017	86,913	87,737	538	20,656
2018	69,260	74,593	2,992	15,164
2019	24,716	37,898	5,382	7,757
Total	$264,341	$284,189
	341	All outstanding reserves prior to 2016, net of reinsurance
	$20,189	Reserve for unpaid losses and allocated LAE, net of reinsurance

22. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2019, total reinsurance recoverables and receivables had a carrying value of $1.7 million, which is included in other assets within the consolidated balance sheets. There was no allowance for uncollectible accounts at June 30, 2019, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$35,562	$31,727	$35,801	$33,372	$66,352	$63,463	$68,886	$66,740
Reinsurance assumed	3,622	3,256	3,567	3,111	6,751	6,448	6,609	6,111
Reinsurance ceded	(1,517)	(1,517)	(2,335)	(2,378)	(3,242)	(3,242)	(4,345)	(4,431)
Net premiums	$37,667	$33,466	$37,033	$34,105	$69,861	$66,669	$71,150	$68,420

The effects of reinsurance on incurred losses and LAE are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Losses and LAE incurred	$23,959	$23,869	$38,943	$37,321
Reinsurance recoverables	1,022	540	964	2,620
Net loss and LAE incurred	$24,981	$24,409	$39,907	$39,941

Catastrophic coverage

At June 30, 2019, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $2 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6 million of reinsurance coverage in excess of its $2 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8 million is comprised of three layers of protection: $17 million in excess of $8 million retention and/or loss; $30 million in excess of $25 million loss; and $50 million in excess of $55 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $2 million, respectively. At June 30, 2019, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective July 1, 2019, NLC renewed its catastrophic excess of loss reinsurance coverage for a one-year period. Changes from the coverages described above were limited to the reinsurance in excess of $8 million now being comprised of the following three layers of protection: $12 million in excess of $8 million retention and/or loss; $25 million in excess of $20 million loss; and $50 million in excess of $45 million loss.

Effective January 1, 2019, NLC renewed its underlying excess of loss contract that provides $10 million aggregate coverage in excess of NLC’s per event retention of $1 million and aggregate retention of $15 million for sub-catastrophic events. As of January 1, 2019, NLC retains 37.5% participation in this coverage, up from 17.5% participation during 2018.

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

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$93,423	$11,410	$(1,031)	$592	$(1,331)	$4,813	$107,876
Provision (recovery) for loan losses	(670)	(2)	—	—	—	—	(672)
Noninterest income	10,742	105,559	164,548	36,151	665	(4,794)	312,871
Noninterest expense	58,251	94,870	141,721	39,589	9,274	(28)	343,677
Income (loss) before income taxes	$46,584	$22,101	$21,796	$(2,846)	$(9,940)	$47	$77,742

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$186,113	$24,260	$(1,499)	$1,236	$(2,661)	$9,358	$216,807
Provision (recovery) for loan losses	355	(76)	—	—	—	—	279
Noninterest income	21,362	196,865	282,580	72,643	1,390	(9,501)	565,339
Noninterest expense	118,977	182,677	256,398	69,926	24,836	(52)	652,762
Income (loss) before income taxes	$88,143	$38,524	$24,683	$3,953	$(26,107)	$(91)	$129,105

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$87,958	$12,890	$704	$793	$(2,482)	$4,985	$104,848
Provision for loan losses	—	340	—	—	—	—	340
Noninterest income	10,644	73,589	162,759	36,546	1,436	(5,540)	279,434
Noninterest expense	65,542	77,967	150,026	39,712	5,340	(70)	338,517
Income (loss) before income taxes	$33,060	$8,172	$13,437	$(2,373)	$(6,386)	$(485)	$45,425

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$174,596	$25,441	$1,645	$1,580	$(4,573)	$9,579	$208,268
Provision (recovery) for loan losses	(1,531)	64	—	—	—	—	(1,467)
Noninterest income	20,823	142,135	289,862	71,564	724	(10,531)	514,577
Noninterest expense	124,913	155,743	280,729	70,725	14,743	(134)	646,719
Income (loss) before income taxes	$72,037	$11,769	$10,778	$2,419	$(18,592)	$(818)	$77,593

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
June 30, 2019
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$10,411,934	$3,345,345	$1,876,091	$252,848	$2,333,835	$(3,954,183)	$14,265,870

December 31, 2018
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$10,004,971	$3,213,115	$1,627,134	$253,513	$2,243,182	$(3,658,343)	$13,683,572

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

24. Earnings per Common Share

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, if applicable. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method since there were no instruments which qualified as participating securities during the three or six months ended June 30, 2019 or 2018.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and six months ended June 30, 2019 and 2018, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Net earnings available to Hilltop common stockholders	$57,811	$33,080	$96,597	$57,521

Weighted average shares outstanding - basic	93,399	95,270	93,533	95,625

Basic earnings per common share	$0.62	$0.35	$1.03	$0.60

Diluted earnings per share:
Income attributable to Hilltop	$57,811	$33,080	$96,597	$57,521

Weighted average shares outstanding - basic	93,399	95,270	93,533	95,625
Effect of potentially dilutive securities	19	88	1	102
Weighted average shares outstanding - diluted	93,418	95,358	93,534	95,727

Diluted earnings per common share	$0.62	$0.35	$1.03	$0.60

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				June 30, 2019
					Total of
					Incurred
					But Not
					Reported
					Reserves Plus	Cumulative
					Development	Number of
Accident	June 30, 2019				On Reported	Reported
Year	2016	2017	2018	2019	Claims	Claims
2016	$84,771	$85,189	$84,076	$83,961	$295	20,092
2017		87,899	88,025	87,737	538	20,656
2018			75,217	74,593	2,992	15,164
2019				37,898	5,382	7,757
				$284,189

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	June 30, 2019
Year	2016	2017	2018	2019
2016	$71,543	$81,682	$83,169	$83,452
2017		77,675	86,319	86,913
2018			61,922	69,260
2019				24,716
Total				$264,341
All outstanding reserves prior to 2016, net of reinsurance				341
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance				$20,189

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, total expenses and cost savings expected from PrimeLending’s cost reduction efforts, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for loan losses and provision for loan losses, including as a result of the “current expected credit losses” (CECL) model, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate loan losses as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	changes in the interest rate environment;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	risks associated with concentration in real estate related loans;

●	effectiveness of our data security controls in the face of cyber attacks;
●	severe catastrophic events in Texas and other areas of the southern United States;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer, mortgage origination and insurance segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders, government agencies and insurance companies;
●	legal and regulatory proceedings;
●	failure of our insurance segment reinsurers to pay obligations under reinsurance contracts;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

During the three and six months ended June 30, 2019, our net income to common stockholders was $57.8 million, or $0.62 per diluted share, and $96.6 million, or $1.03 per diluted share, respectively. We declared total common dividends of $0.08 and $0.16 per share during the three and six months ended June 30, 2019, respectively, which resulted in dividend payout ratios of 12.92% and 15.49%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

We reported $77.7 million and $129.1 million of consolidated income before income taxes during the three and six months ended June 30, 2019, respectively, including the following contributions from our four reportable business segments.

●	The banking segment contributed $46.6 million and $88.1 million of income before income taxes during the three and six months ended June 30, 2019, respectively;
●	The broker-dealer segment contributed $22.1 million and $38.5 million of income before income taxes during the three and six months ended June 30, 2019, respectively;
●	The mortgage origination segment contributed $21.8 million and $24.7 million of income before income taxes during the three and six months ended June 30, 2019, respectively; and
●	The insurance segment incurred a loss before income taxes of $2.8 million during the three months ended June 30, 2019 and contributed $4.0 million of income before income taxes during the six months ended June 30, 2019.

At June 30, 2019, on a consolidated basis, we had total assets of $14.3 billion, total deposits of $8.5 billion, total loans, including loans held for sale, of $8.8 billion and stockholders’ equity of $2.1 billion.

Factors Affecting Results of Operations

Changes in Management

On February 21, 2019, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Alan B. White, our Vice Chairman and Co-Chief Executive Officer, in connection with his retirement effective April 1, 2019 (the “Retirement Date”). Pursuant to the Separation Agreement, effective as of the Retirement Date, Mr. White resigned from all positions with Hilltop and its subsidiaries, including, without limitation, Vice Chairman of our Board of Directors and Co-Chief Executive Officer of Hilltop. The Separation Agreement also provides that Mr. White’s retention agreement with the Company, as amended, terminated on the Retirement Date, except for certain provisions that addressed, among other items, non-competition, non-solicitation, confidential information and arbitration. Effective April 1, 2019, Jeremy B. Ford became Hilltop’s sole Chief Executive Officer, Chairman of the Executive Committee of the Board of Directors of Hilltop and the Chairman of the Bank. The Separation Agreement, in accordance with Mr. White’s retention agreement, provided for aggregate payments of $12.4 million to Mr. White, subject to any delay required under Section 409A of the Internal Revenue Code. During the six months ended June 30, 2019, our financial results included the recognition within corporate of a pre-tax charge within employees’ compensation and benefits of $5.8 million in the first quarter of 2019 associated with Mr. White’s retirement. We do not intend to replace Mr. White.

On February 19, 2019, we entered into a retention agreement with Hill A. Feinberg (the “Feinberg Retention Agreement") to set forth the terms of his ongoing role with the Company. As disclosed in our current report on Form 8-K filed on December 12, 2018, we appointed M. Bradley Winges to succeed Mr. Feinberg as President and Chief Executive Officer of Hilltop Securities effective February 20, 2019. The Feinberg Retention Agreement provides that, as of February 20, 2019, Mr. Feinberg resigned as President and Chief Executive Officer of Hilltop Securities and from all other positions with Hilltop and its subsidiaries, other than as Chairman of the Board of Directors of Hilltop Securities, as a member of the Board of Directors of Hilltop and a member of Executive Committee of the Board of Directors of Hilltop. Pursuant to the Feinberg Retention Agreement, Mr. Feinberg served as the Chairman of the Board of Directors of Hilltop Securities until June 30, 2019, at which time he became Chairman Emeritus of Hilltop Securities and resigned from his membership on the Executive Committee of the Board of Directors of Hilltop. The Feinberg Retention Agreement provides for aggregate payments of $1.4 million to Mr. Feinberg upon his termination, resignation or death, of which $0.9 million was paid during the first quarter of 2019. Mr. Feinberg may resign or be terminated at any time. In connection with the appointment of Mr. Winges, Hilltop and Mr. Winges entered into an employment agreement providing for a sign-on cash bonus of $1.5 million, among other benefits, on the effective date of his employment. During the six months ended June 30, 2019, the broker-dealer segment’s financial results reflect aggregate pre-tax charges within employees’ compensation and benefits noninterest expenses of $2.2 million related to these items, all of which were recognized in the first quarter of 2019.

During the six months ended June 30, 2019, the total impact of the above noted changes in management was $8.0 million before income taxes, all of which was recognized during the first quarter of 2019. These changes and the related impact on our results of operations are collectively referred to as the “Leadership Changes.”

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improved operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single, enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement within our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. We believe that costs incurred related to these Core System Improvements and the consolidation of common back office functions will continue to represent an increasingly significant portion of our noninterest expenses in the near term, but we are making such investments with the expectation that they will result in cost savings over the long term. Costs related to our Core System Improvements, disaggregated by segment between internal-use software costs that were capitalized as premises and equipment and costs that were recorded to noninterest expense, were as follows (in thousands).

			Mortgage			Hilltop
Three Months Ended June 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$703	$2,367	$—	$919	$3,989
Noninterest expense	—	1,083	748	—	174	2,005
Total	$—	$1,786	$3,115	$—	$1,093	$5,994

			Mortgage			Hilltop
Six Months Ended June 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$1,854	$4,368	$—	$1,333	$7,555
Noninterest expense	—	2,126	1,770	—	358	4,254
Total	$—	$3,980	$6,138	$—	$1,691	$11,809

			Mortgage			Hilltop
Three Months Ended June 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$1,018	$—	$—	$769	$1,787
Noninterest expense	—	761	794	—	341	1,896
Total	$—	$1,779	$794	$—	$1,110	$3,683

			Mortgage			Hilltop
Six Months Ended June 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$1,147	$—	$—	$989	$2,136
Noninterest expense	—	1,976	1,343	—	411	3,730
Total	$—	$3,123	$1,343	$—	$1,400	$5,866

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

Termination of FDIC Loss-Share Agreements

In the fourth quarter of 2018, the Bank terminated its loss-share agreements with the FDIC which were entered into in connection with the FNB Transaction, resulting in a $6.26 million payment from the FDIC to the Bank. Prior to the termination, the Bank recorded “true-up” accruals of $0.1 million and $0.3 million during the three and six months ended June 30, 2018, respectively, with respect to the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”). The true-up accrual was based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if actual losses incurred and billed to the FDIC through loss sharing were below a stated threshold. During the three and six months ended June 30, 2018, the Bank also recorded $1.9 million and $5.8 million, respectively, of amortization of excess book value of its receivables under the loss-share agreements (the “FDIC Indemnification Asset”) due to lower projected collections from the FDIC than were initially estimated at the acquisition date.

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

The broker-dealer segment includes the operations of Securities Holdings, which operates through its wholly owned subsidiaries Hilltop Securities and HTS Independent Network. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”). HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, HTS Independent Network and Hilltop Securities Asset Management, LLC, a wholly-owned subsidiary of First Southwest Holdings, LLC, are registered investment advisers under the Investment Advisers Act of 1940.

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

	Three Months Ended June 30,		Variance 2019 vs 2018		Six Months Ended June 30,		Variance 2019 vs 2018
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net interest income (expense):
Banking	$93,423	$87,958	$5,465	6%	$186,113	$174,596	$11,517	7%
Broker-Dealer	11,410	12,890	(1,480)	(11)%	24,260	25,441	(1,181)	(5)%
Mortgage Origination	(1,031)	704	(1,735)	(246)%	(1,499)	1,645	(3,144)	(191)%
Insurance	592	793	(201)	(25)%	1,236	1,580	(344)	(22)%
Corporate	(1,331)	(2,482)	1,151	46%	(2,661)	(4,573)	1,912	42%
All Other and Eliminations	4,813	4,985	(172)	(3)%	9,358	9,579	(221)	(2)%
Hilltop Consolidated	$107,876	$104,848	$3,028	3%	$216,807	$208,268	$8,539	4%

Provision (recovery) for loan losses:
Banking	$(670)	$—	$(670)	—%	$355	$(1,531)	$1,886	123%
Broker-Dealer	(2)	340	(342)	(101)%	(76)	64	(140)	(219)%
Mortgage Origination	—	—	—	—%	—	—	—	—%
Insurance	—	—	—	—%	—	—	—	—%
Corporate	—	—	—	—%	—	—	—	—%
All Other and Eliminations	—	—	—	—%	—	—	—	—%
Hilltop Consolidated	$(672)	$340	$(1,012)	(298)%	$279	$(1,467)	$1,746	119%

Noninterest income:
Banking	$10,742	$10,644	$98	1%	$21,362	$20,823	$539	3%
Broker-Dealer	105,559	73,589	31,970	43%	196,865	142,135	54,730	39%
Mortgage Origination	164,548	162,759	1,789	1%	282,580	289,862	(7,282)	(3)%
Insurance	36,151	36,546	(395)	(1)%	72,643	71,564	1,079	2%
Corporate	665	1,436	(771)	(54)%	1,390	724	666	92%
All Other and Eliminations	(4,794)	(5,540)	746	13%	(9,501)	(10,531)	1,030	10%
Hilltop Consolidated	$312,871	$279,434	$33,437	12%	$565,339	$514,577	$50,762	10%

Noninterest expense:
Banking	$58,251	$65,542	$(7,291)	(11)%	$118,977	$124,913	$(5,936)	(5)%
Broker-Dealer	94,870	77,967	16,903	22%	182,677	155,743	26,934	17%
Mortgage Origination	141,721	150,026	(8,305)	(6)%	256,398	280,729	(24,331)	(9)%
Insurance	39,589	39,712	(123)	(0)%	69,926	70,725	(799)	(1)%
Corporate	9,274	5,340	3,934	74%	24,836	14,743	10,093	68%
All Other and Eliminations	(28)	(70)	42	60%	(52)	(134)	82	61%
Hilltop Consolidated	$343,677	$338,517	$5,160	2%	$652,762	$646,719	$6,043	1%

Income (loss) before income taxes:
Banking	$46,584	$33,060	$13,524	41%	$88,143	$72,037	$16,106	22%
Broker-Dealer	22,101	8,172	13,929	170%	38,524	11,769	26,755	227%
Mortgage Origination	21,796	13,437	8,359	62%	24,683	10,778	13,905	129%
Insurance	(2,846)	(2,373)	(473)	(20)%	3,953	2,419	1,534	63%
Corporate	(9,940)	(6,386)	(3,554)	(56)%	(26,107)	(18,592)	(7,515)	(40)%
All Other and Eliminations	47	(485)	532	110%	(91)	(818)	727	89%
Hilltop Consolidated	$77,742	$45,425	$32,317	71%	$129,105	$77,593	$51,512	66%

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income increased during the six months ended June 30, 2019, compared with the six months ended June 30, 2018, primarily due to an increase within our banking segment and, to a lesser extent within corporate, partially offset by decreases within our mortgage origination, broker-dealer and insurance segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services. We generated $113.1 million and $117.3 million in securities commissions and fees and investment and securities advisory fees and commissions, and $77.1 million and $17.2 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the six months ended June 30, 2019 and 2018, respectively.

(ii)Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2019 and 2018, we generated $282.6 million and $288.2 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)Income from insurance operations. Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $66.7 million and $68.4 million in net insurance premiums earned during the six months ended June 30, 2019 and 2018, respectively.

The increase in noninterest income noted in the segment results table previously presented was primarily due to an increase of $59.9 million in gains from derivative and trading portfolio activities primarily within our broker-dealer segment, partially offset by a decrease of $10.9 million in net gains from sale of loans and other mortgage production income within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended June 30, 2019 was $57.8 million, or $0.62 per diluted share, compared with net income applicable to common stockholders of $33.1 million, or $0.35 per diluted share, during the three months ended June 30, 2018. Net income applicable to common stockholders during the six months ended June 30, 2019 was $96.6 million, or $1.03 per diluted share, compared with net income applicable to common stockholders of $57.5 million, or $0.60 per diluted share, during the six months ended June 30, 2018. The six months ended June 30, 2019 included costs incurred during the first quarter of 2019 associated with significant Leadership Changes and other efficiency initiative-related charges which, in the aggregate, totaled $8.7 million before income taxes.

Certain items included in net income for the three and six months ended June 30, 2019 and 2018 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the BORO Acquisition (collectively, the “Bank Transactions”). Income before taxes included the following purchase accounting items related to the Bank Transactions (in thousands).

Three Months Ended June 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$558	$4,405	$445	$1,003	$6,411
Amortization of identifiable intangibles	(1,001)	(76)	(174)	(714)	(1,965)

Six Months Ended June 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$1,102	$9,938	$1,006	$2,980	$15,026
Amortization of identifiable intangibles	(2,002)	(152)	(348)	(1,428)	(3,930)

Three Months Ended June 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$412	$6,917	$657	$—	$7,986
Amortization of identifiable intangibles	(1,418)	(106)	(193)	—	(1,717)

Six Months Ended June 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$940	$15,294	$1,230	$—	$17,464
Amortization of identifiable intangibles	(2,904)	(212)	(387)	—	(3,503)

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on average stockholder's equity	11.63%	6.95%	9.86%	6.07%
Return on average assets	1.74%	1.03%	1.48%	0.90%
Net interest margin (1) (3) (4)	3.49%	3.46%	3.59%	3.49%
Net interest margin (taxable equivalent) (2) (3) (4)	3.49%	3.47%	3.59%	3.50%
(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)	Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21%. The interest income earned on certain earnings assets is completely or partially exempt from federal income tax. See footnote 2 to the consolidated net interest income tables for the taxable equivalent adjustments to interest income.
(3)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 44 basis points and 41 basis points during the three months ended June 30, 2019 and 2018, respectively, and 44 and 42 basis points during the six months ended June 30, 2019 and 2018, respectively.
(4)	During the three months ended June 30, 2019 and 2018, purchase accounting contributed 23 basis points and 29 basis points, respectively, to both net interest margin and taxable equivalent net interest margin. During the six months ended June 30, 2019 and 2018, purchase accounting contributed 27 and 33 basis points, respectively, to both net interest margin and taxable equivalent net interest margin.

We present net interest margin in the table above, and net interest margin and net interest income below, on a taxable equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable- equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended June 30, 2019 and 2018, purchase accounting contributed 23 and 29 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.49% and 3.47%, respectively. During the six months ended June 30, 2019 and 2018, purchase accounting contributed 27 and 33 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.59% and 3.50%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Three Months Ended June 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$687	$4,405	$413	$939	$6,444
Accretion (amortization) of discount (premium) on acquired securities	(129)	—	7	64	(58)

Six Months Ended June 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$1,440	$9,938	$949	$2,852	$15,179
Accretion (amortization) of discount (premium) on acquired securities	(338)	—	14	128	(196)

Three Months Ended June 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$749	$6,917	$677	$—	$8,343
Amortization of premium on acquired securities	(337)	—	—	—	(337)

Six Months Ended June 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$1,687	$15,294	$1,290	$—	$18,271
Amortization of premium on acquired securities	(747)	—	—	—	(747)

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,307,251	$15,041	4.60%	$1,589,149	$18,241	4.59%
Loans held for investment, gross (1)	7,078,807	99,284	5.57%	6,374,873	85,683	5.34%
Investment securities - taxable	1,733,536	14,654	3.38%	1,663,257	12,486	3.00%
Investment securities - non-taxable (2)	227,953	1,687	2.96%	252,591	1,912	3.03%
Federal funds sold and securities purchased under agreements to resell	69,369	369	2.13%	228,786	859	1.51%
Interest-bearing deposits in other financial institutions	325,130	1,982	2.44%	419,006	1,890	1.81%
Securities borrowed	1,598,063	15,517	3.84%	1,544,235	17,486	4.48%
Other	68,990	1,682	9.77%	69,297	1,691	9.77%
Interest-earning assets, gross (2)	12,409,099	150,216	4.81%	12,141,194	140,248	4.59%
Allowance for loan losses	(59,437)			(63,944)
Interest-earning assets, net	12,349,662			12,077,250
Noninterest-earning assets	1,414,227			1,286,608
Total assets	$13,763,889			$13,363,858

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,792,236	$18,036	1.25%	$5,366,535	$10,136	0.76%
Securities loaned	1,462,370	13,470	3.69%	1,382,984	15,075	4.37%
Notes payable and other borrowings	1,389,295	10,674	3.06%	1,588,132	9,981	2.51%
Total interest-bearing liabilities	8,643,901	42,180	1.95%	8,337,651	35,192	1.69%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,549,792			2,492,253
Other liabilities	551,333			620,900
Total liabilities	11,745,026			11,450,804
Stockholders’ equity	1,995,811			1,910,316
Noncontrolling interest	23,052			2,738
Total liabilities and stockholders' equity	$13,763,889			$13,363,858

Net interest income (2)		$108,036			$105,056
Net interest spread (2)			2.86%			2.90%
Net interest margin (2)			3.49%			3.47%

	Six Months Ended June 30,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,161,938	$27,529	4.74%	$1,442,512	$32,854	4.56%
Loans held for investment, gross (1)	6,961,727	197,666	5.66%	6,341,997	171,014	5.38%
Investment securities - taxable	1,762,856	30,238	3.43%	1,638,570	23,414	2.86%
Investment securities - non-taxable (2)	224,795	3,344	2.98%	255,644	3,942	3.08%
Federal funds sold and securities purchased under agreements to resell	67,866	756	2.25%	209,312	1,340	1.29%
Interest-bearing deposits in other financial institutions	414,857	5,133	2.49%	525,276	4,368	1.68%
Securities borrowed	1,522,656	32,376	4.23%	1,540,790	33,786	4.36%
Other	65,148	3,353	10.35%	70,071	3,143	9.02%
Interest-earning assets, gross (2)	12,181,843	300,395	4.92%	12,024,172	273,861	4.55%
Allowance for loan losses	(59,493)			(64,569)
Interest-earning assets, net	12,122,350			11,959,603
Noninterest-earning assets	1,416,638			1,257,495
Total assets	$13,538,988			$13,217,098

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,808,968	$35,142	1.22%	$5,430,242	$18,811	0.70%
Securities loaned	1,379,149	28,208	4.12%	1,374,082	28,814	4.23%
Notes payable and other borrowings	1,228,258	19,939	3.26%	1,393,146	17,507	2.52%
Total interest-bearing liabilities	8,416,375	83,289	1.99%	8,197,470	65,132	1.60%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,535,007			2,456,189
Other liabilities	587,323			650,557
Total liabilities	11,538,705			11,304,216
Stockholders’ equity	1,977,274			1,910,736
Noncontrolling interest	23,009			2,146
Total liabilities and stockholders' equity	$13,538,988			$13,217,098

Net interest income (2)		$217,106			$208,729
Net interest spread (2)			2.93%			2.95%
Net interest margin (2)			3.59%			3.50%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.2 million for both the three months ended June 30, 2019 and 2018, and $0.3 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

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

On a consolidated basis, net interest income increased during the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily due to changes attributable to both volumes and yields within our banking segment, partially offset by a decrease in accretion of discount on loans. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision (recovery) for loan losses is determined by management as the amount to be added to (recovered from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. Substantially all of our consolidated provision (recovery) for loan losses is related to the banking segment. During the six months ended June 30, 2019, the provision for loan losses was impacted by the banking segment’s release of a $2.0 million reserve associated with previously estimated hurricane loss exposures due to improved customer performance. The provision for loan losses was comprised of the following (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Charges (recovery of charges) relating to newly originated loans and acquired loans without credit impairment at acquisition	$(1,189)	$1,336	$(698)	$(205)
Charges (recovery of charges) on PCI loans	517	(996)	977	(1,262)
Provision (recovery) for loan losses	$(672)	$340	$279	$(1,467)

Consolidated noninterest income increased during the three months ended June 30, 2019, compared with the same period in 2018, primarily due to increases in noninterest income within our broker-dealer and mortgage origination segments, partially offset by decreases within our insurance segment and corporate. Consolidated noninterest income increased during the six months ended June 30, 2019, compared with the same period in 2018, primarily due to increases in noninterest income within our broker-dealer and insurance segments and corporate, partially offset by a decrease within our mortgage origination segment.

Consolidated noninterest expense increased during the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily due to increases within our broker-dealer segment and corporate, partially offset by decreases within our banking, mortgage origination and insurance segments.

Consolidated effective income tax rates during the three months ended June 30, 2019 and 2018, were 23.1% and 24.3%, respectively, and for the six months ended June 30, 2019 and 2018, were 22.9% and 23.9%, respectively, and approximated the applicable statutory rates for such periods.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income	$93,423	$87,958	$5,465	$186,113	$174,596	$11,517
Provision (recovery) for loan losses	(670)	—	(670)	355	(1,531)	1,886
Noninterest income	10,742	10,644	98	21,362	20,823	539
Noninterest expense	58,251	65,542	(7,291)	118,977	124,913	(5,936)
Income before income taxes	$46,584	$33,060	$13,524	$88,143	$72,037	$16,106

Income before income taxes increased during the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily due to an increase in net interest income associated with net volume and yield changes, partially offset by an increase in deposit rates and a decline in accretion of discount on loans. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The ratios shown in the table below include certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Efficiency ratio (1)	55.92%	66.47%	57.35%	63.92%
Return on average assets	1.43%	1.09%	1.38%	1.20%
Net interest margin (2) (4)	4.06%	4.11%	4.15%	4.13%
Net interest margin (taxable equivalent) (3) (4)	4.06%	4.12%	4.15%	4.14%
Net recoveries (charge-offs) to average loans outstanding	(0.18)%	(0.11)%	(0.14)%	(0.01)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)	Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for the periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.
(4)	During the three months ended June 30, 2019 and 2018, purchase accounting contributed 31 basis points and 42 basis points, respectively, to net interest margin and taxable equivalent net interest margin. During the six months ended June 30, 2019 and 2018, purchase accounting contributed 37 basis points and 47 basis points, respectively, to net interest margin and taxable equivalent net interest margin.

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

During the three months ended June 30, 2019 and 2018, purchase accounting contributed 31 and 42 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 4.06% and 4.12%, respectively. During the six months ended June 30, 2019 and 2018, purchase accounting contributed 37 and 47 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 4.15% and 4.14%, respectively. These purchase accounting items are associated with the Bank Transactions as detailed in the tables previously presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,562,887	$92,311	5.58%	$5,822,978	$79,173	5.40%
Subsidiary warehouse lines of credit	1,180,367	14,064	4.71%	1,462,319	15,444	4.18%
Investment securities - taxable	1,185,925	7,650	2.58%	943,411	5,333	2.26%
Investment securities - non-taxable (2)	93,198	796	3.42%	112,148	945	3.37%
Federal funds sold and securities purchased under agreements to resell	454	—	0.18%	585	1	0.73%
Interest-bearing deposits in other financial institutions	167,583	1,004	2.40%	190,984	851	1.79%
Other	48,987	609	4.98%	45,529	542	4.76%
Interest-earning assets, gross (2)	9,239,401	116,434	5.00%	8,577,954	102,289	4.73%
Allowance for loan losses	(59,363)			(63,044)
Interest-earning assets, net	9,180,038			8,514,910
Noninterest-earning assets	931,815			881,822
Total assets	$10,111,853			$9,396,732

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,523,716	$19,940	1.45%	$5,029,042	$12,479	1.00%
Notes payable and other borrowings	494,439	2,918	2.34%	455,002	1,660	1.45%
Total interest-bearing liabilities	6,018,155	22,858	1.52%	5,484,044	14,139	1.03%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,517,946			2,459,643
Other liabilities	74,802			45,262
Total liabilities	8,610,903			7,988,949
Stockholders’ equity	1,500,950			1,407,783
Total liabilities and stockholders’ equity	$10,111,853			$9,396,732

Net interest income (2)		$93,576			$88,150
Net interest spread (2)			3.48%			3.70%
Net interest margin (2)			4.06%			4.12%

	Six Months Ended June 30,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,461,968	$183,621	5.66%	$5,808,832	$158,364	5.43%
Subsidiary warehouse lines of credit	1,059,085	25,149	4.72%	1,338,227	27,143	4.03%
Investment securities - taxable	1,150,060	14,742	2.56%	924,125	10,159	2.20%
Investment securities - non-taxable (2)	95,383	1,625	3.41%	114,839	1,925	3.35%
Federal funds sold and securities purchased under agreements to resell	435	—	0.15%	540	2	0.57%
Interest-bearing deposits in other financial institutions	241,540	2,918	2.44%	286,140	2,325	1.64%
Other	45,057	1,153	5.12%	45,981	1,048	4.56%
Interest-earning assets, gross (2)	9,053,528	229,208	5.05%	8,518,684	200,966	4.70%
Allowance for loan losses	(59,386)			(63,938)
Interest-earning assets, net	8,994,142			8,454,746
Noninterest-earning assets	938,574			886,028
Total assets	$9,932,716			$9,340,774

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,524,537	$38,935	1.42%	$5,088,835	$23,655	0.94%
Notes payable and other borrowings	338,028	3,851	2.27%	368,932	2,322	1.25%
Total interest-bearing liabilities	5,862,565	42,786	1.47%	5,457,767	25,977	0.96%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,503,017			2,436,115
Other liabilities	83,503			47,580
Total liabilities	8,449,085			7,941,462
Stockholders’ equity	1,483,631			1,399,312
Total liabilities and stockholders’ equity	$9,932,716			$9,340,774

Net interest income (2)		$186,422			$174,989
Net interest spread (2)			3.58%			3.74%
Net interest margin (2)			4.15%			4.14%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustments to interest income were $0.2 million for both the three months ended June 30, 2019 and 2018, and $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$9,954	$3,184	$13,138	$8,848	$16,409	$25,257
Subsidiary warehouse lines of credit	(2,937)	1,557	(1,380)	(2,808)	814	(1,994)
Investment securities - taxable	1,367	950	2,317	1,239	3,344	4,583
Investment securities - non-taxable (2)	(159)	10	(149)	(163)	(137)	(300)
Federal funds sold and securities purchased under agreements to resell	—	(1)	(1)	—	(2)	(2)
Interest-bearing deposits in other financial institutions	(104)	257	153	(182)	775	593
Other	41	26	67	(11)	116	105
Total interest income (2)	8,162	5,983	14,145	6,923	21,319	28,242

Interest expense
Deposits	$1,227	$6,234	$7,461	$1,018	$14,262	$15,280
Notes payable and other borrowings	142	1,116	1,258	(97)	1,626	1,529
Total interest expense	1,369	7,350	8,719	921	15,888	16,809

Net interest income (2)	$6,793	$(1,367)	$5,426	$6,002	$5,431	$11,433
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily as a result of higher loan yields due to increased market rates, partially offset by decreases in accretion of discount on loans of $1.9 million and $3.1 million during the respective periods. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to increases in the loan portfolio as a result of the BORO Acquisition and seasonal increases in mortgage warehouse lending volume, increased taxable equivalent net interest income during the three and six months ended June 30, 2019, compared with the same periods in 2018. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income during the three and six months ended June 30, 2019, compared with the same periods in 2018, due to increases in market interest rates. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income during a period of changing rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may negatively affect our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

The banking segment’s noninterest income increased during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to year-over-year increases in service charge income due to the restructuring of our products.

The banking segment’s noninterest expenses decreased during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to a reduction in net expenses associated with previously covered assets, including the FDIC Indemnification Asset discussed in the “Factors Affecting Comparability of Results of Operations” section above. Additionally, during the second quarter of 2018, the Bank was the victim of a “spear phishing” attack which resulted in a wire fraud loss of approximately $4.0 million and approximately $0.3 million of other related expenses. We have not recorded an accrual for future claims related to this matter as we have not concluded that such a loss is probable.

Broker-Dealer Segment

The following table provides additional detail regarding our broker-dealer operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income:
Securities lending	$2,047	$2,411	$(364)	$4,168	$4,972	$(804)
Structured finance	1,472	3,324	(1,852)	3,625	5,232	(1,607)
Clearing	3,085	3,107	(22)	5,736	6,168	(432)
Other	4,806	4,048	758	10,731	9,069	1,662
Total net interest income	11,410	12,890	(1,480)	24,260	25,441	(1,181)
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	8,949	10,892	(1,943)	20,157	21,029	(872)
Retail	18,805	20,084	(1,279)	36,856	41,028	(4,172)
Clearing	8,484	8,854	(370)	17,269	17,859	(590)
Other	748	1,261	(513)	1,521	2,654	(1,133)
	36,986	41,091	(4,105)	75,803	82,570	(6,767)
Investment and securities advisory fees and commissions by business line:
Public banking	14,099	15,088	(989)	26,772	27,144	(372)
Capital markets	1,814	800	1,014	3,742	1,750	1,992
Retail	5,160	4,688	472	9,703	9,050	653
Structured finance	1,433	1,059	374	2,154	1,714	440
Clearing	320	285	35	595	577	18
Other	33	45	(12)	53	84	(31)
	22,859	21,965	894	43,019	40,319	2,700
Other:
Structured finance	37,819	5,336	32,483	61,547	9,900	51,647
Capital markets	7,648	4,863	2,785	15,558	7,324	8,234
Other	247	334	(87)	938	2,022	(1,084)
	45,714	10,533	35,181	78,043	19,246	58,797
Total noninterest income	105,559	73,589	31,970	196,865	142,135	54,730
Net revenue (2)	116,969	86,479	30,490	221,125	167,576	53,549
Noninterest expense:
Variable compensation (3)	44,833	26,036	18,797	79,414	50,630	28,784
Non-variable compensation and benefits	25,500	26,382	(882)	53,994	54,053	(59)
Segment operating costs (4)	24,535	25,889	(1,354)	49,193	51,124	(1,931)
Total noninterest expense	94,868	78,307	16,561	182,601	155,807	26,794

Income before income taxes	$22,101	$8,172	$13,929	$38,524	$11,769	$26,755
(1)	Securities commissions and fees includes income of $2.9 million and $2.8 million during the three months ended June 30, 2019 and 2018, respectively, and $5.7 million and $5.6 million during the six months ended June 30, 2019 and 2018, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for loan losses associated with the broker-dealer segment.

Income before income taxes increased during the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily as a result of 35% and 32% respective increases in net revenues, most notably in trading gains earned from our derivative and trading portfolio activities, primarily from our structured finance and capital markets businesses. The increases in trading gains during the three and six months ended June 30, 2019, compared to the same periods in 2018, were primarily due to a more favorable market environment resulting in 10% and 17% respective increases in trading volumes, enhanced spreads and 25% and 18% respective increases in the structured finance business line’s to-be-announced (“TBA”) mortgage-backed securities volume. We have experienced a more robust business environment in 2019 than we observed in 2018 primarily as a result of recent decreases in interest rates (see other noninterest income discussion that follows), increased customer demand, improved product distribution, and other strategic enhancements. These increases were offset by $18.8 million and $28.8 million respective increases in variable compensation based on more robust financial results and, with respect to the six months ended June 30, 2019, the $2.2 million in pre-tax costs recognized in the first quarter of 2019 associated with Leadership Changes as noted in the “Factors Affecting Results of Operations” section above.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. Net interest income decreased between the three and six months ended June 30, 2019, and the comparable periods in 2018, resulting from decreases in net interest income from our structured finance operations due to a decline in pool inventory from June 30, 2018 to June 30, 2019 and decreases in net interest income from the segment’s stock lending activities due to 15% and 13% respective decreases in average stock lending balances. These decreases were partially offset by increases in net interest earned on trading securities.

Noninterest income increased between the three and six months ended June 30, 2019, and the comparable periods in 2018, primarily due to increases in other noninterest income and investment and securities advisory fees and commissions, partially offset by decreases in securities commissions and fees.

Securities commissions and fees decreased during the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily due to decreases in commissions earned on municipal bond, over-the-counter securities and insurance transactions.

Investment and securities advisory fees and commissions increased during the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily due to improved trading volumes.

Other noninterest income increased during the three and six months ended June 30, 2019, compared with the same periods in 2018, primarily as a result of $35.5 million and $59.9 million respective increases in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business, which accounted for $32.5 million and $51.6 million of the respective increases, while our capital markets business accounted for $2.8 million and $8.2 million of the respective increases. The $32.5 million and $51.6 million increases in our structured finance business were primarily due to the 41 and 69 respective basis-point declines in the 10-year treasury bond yield during the three and six months ended June 30, 2019 compared to 11 and 45 respective basis-point increases during the same periods in 2018, and 25% and 18% respective increases in the TBA mortgage-backed securities volume. The $2.8 million and $8.2 million respective increases in our capital markets business is attributable to an improved market environment, improved spreads and 10% and 17% respective increases in trading volume.

Noninterest expenses increased during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to increases in variable compensation and, with respect to the six months ended June 30, 2019, the

$2.2 million in pre-tax costs recognized in the first quarter of 2019 associated with Leadership Changes as noted in the “Factors Affecting Results of Operations” section above.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total compensation as a % of net revenue	60.1%	60.6%	60.3%	62.5%
FDIC insured program balances at the Bank (end of period)			$1,304,744	$1,278,694
Other FDIC insured program balances (end of period)			$675,621	$896,739
Customer margin balances (end of period)			$336,729	$355,561
Customer funds on deposit, including short credits (end of period)			$325,427	$354,277

Public banking:
Number of issues	350	368	563	604
Aggregate amount of offerings	$14,347,624	$15,066,403	$26,139,362	$25,715,524

Capital markets:
Total volumes	$22,570,905	$20,505,462	$42,602,822	$36,376,727
Net inventory (end of period)			$553,586	$376,388

Retail:
Retail employee representatives (end of period)			124	124
Independent registered representatives (end of period)			203	218

Structured finance:
Lock production/TBA volume	$1,650,597	$1,318,084	$2,798,811	$2,379,596

Clearing:
Total tickets	509,546	373,385	1,014,767	779,516
Correspondents (end of period)			148	152

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$1,569,362	$1,491,182
Interest-bearing liabilities - stock loaned (end of period)			$1,459,218	$1,316,128

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income (expense)	$(1,031)	$704	$(1,735)	$(1,499)	$1,645	$(3,144)
Noninterest income	164,548	162,759	1,789	282,580	289,862	(7,282)
Noninterest expense	141,721	150,026	(8,305)	256,398	280,729	(24,331)
Income before income taxes	$21,796	$13,437	$8,359	$24,683	$10,778	$13,905

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. As average mortgage interest rates have decreased between the three months ended June 30, 2018 and the comparable period in 2019, refinancing volume as a percentage of total origination volume has increased from 12.0% to 15.9%. Refinancing volume as a percentage of total origination volume for the six months ended June 30, 2019 and the comparable period in 2018 was relatively flat at approximately 16%. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. We anticipate that recent decreases in mortgage interest rates will increase the percentage of refinancing volumes relative to total loan origination volume for the remainder of 2019.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2019, funded volume through ABAs was approximately 7% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in four ABAs. We expect production within the ABA channel to increase to between 8% and 10% of the total loan volume of the mortgage origination for 2019.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,					Six Months Ended June 30,
	2019		2018			2019		2018
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2019 vs 2018	Amount	Total	Amount	Total	2019 vs 2018
Mortgage Loan Originations - units	15,760		17,007		(1,247)	26,038		29,318		(3,280)

Mortgage Loan Originations - volume	$3,960,089		$4,107,375		$(147,286)	$6,407,131		$7,067,172		$(660,041)

Mortgage Loan Originations:
Conventional	$2,388,216	60.31%	$2,529,836	61.59%	$(141,620)	$3,879,150	60.54%	$4,289,069	60.69%	$(409,919)
Government	976,733	24.66%	998,786	24.32%	(22,053)	1,574,915	24.58%	1,754,865	24.83%	(179,950)
Jumbo	334,708	8.45%	354,275	8.63%	(19,567)	529,848	8.27%	629,884	8.91%	(100,036)
Other	260,432	6.58%	224,478	5.46%	35,954	423,218	6.61%	393,354	5.57%	29,864
	$3,960,089	100.00%	$4,107,375	100.00%	$(147,286)	$6,407,131	100.00%	$7,067,172	100.00%	$(660,041)

Home purchases	$3,329,024	84.06%	$3,615,991	88.04%	$(286,967)	$5,379,784	83.97%	$5,974,683	84.54%	$(594,899)
Refinancings	631,065	15.94%	491,384	11.96%	139,681	1,027,347	16.03%	1,092,489	15.46%	(65,142)
	$3,960,089	100.00%	$4,107,375	100.00%	$(147,286)	$6,407,131	100.00%	$7,067,172	100.00%	$(660,041)

Texas	$758,016	19.14%	$764,337	18.61%	$(6,321)	$1,227,468	19.16%	$1,328,961	18.80%	$(101,493)
California	376,086	9.50%	449,994	10.96%	(73,908)	613,820	9.58%	836,232	11.83%	(222,412)
Florida	288,711	7.29%	309,413	7.53%	(20,702)	485,798	7.58%	526,721	7.45%	(40,923)
Arizona	176,753	4.46%	164,240	4.00%	12,513	289,459	4.52%	291,449	4.12%	(1,990)
Ohio	174,581	4.41%	184,169	4.48%	(9,588)	278,118	4.34%	300,960	4.26%	(22,842)
South Carolina	151,620	3.83%	138,012	3.36%	13,608	250,331	3.91%	233,635	3.31%	16,696
Washington	158,251	4.00%	155,215	3.78%	3,036	245,004	3.82%	261,855	3.71%	(16,851)
Maryland	135,191	3.41%	121,339	2.95%	13,852	212,234	3.31%	210,538	2.98%	1,696
Missouri	135,248	3.42%	137,557	3.35%	(2,309)	210,061	3.28%	228,145	3.23%	(18,084)
North Carolina	116,058	2.93%	128,157	3.12%	(12,099)	197,954	3.09%	222,105	3.14%	(24,151)
All other states	1,489,574	37.61%	1,554,942	37.86%	(65,368)	2,396,884	37.41%	2,626,571	37.17%	(229,687)
	$3,960,089	100.00%	$4,107,375	100.00%	$(147,286)	$6,407,131	100.00%	$7,067,172	100.00%	$(660,041)

Mortgage Loan Sales - volume	$3,338,070		$3,526,603		$(188,533)	$6,049,184		$6,712,041		$(662,857)

The mortgage origination segment’s total loan origination volume during the three and six months ended June 30, 2019 decreased 3.6% and 9.3%, respectively, compared to the same periods in 2018, while income before income taxes during the three and six months ended June 30, 2019 increased 62.2% and 129.0%, respectively, compared to the same periods in 2018. The increase in income before taxes during the three months ended June 30, 2019, compared to the same period in 2018, was primarily due to a decrease in segment operating costs, and an increase in mortgage loan origination fees and other related income. These changes were partially offset by a decrease in the change in net fair value and related derivative activity of mortgage servicing rights asset. The increase in income before income taxes during the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to a decrease in segment operating costs and variable compensation and increases in the change in net fair value and related derivative activity of interest rate lock commitments (“IRLCs”) and loans held for sale. These changes were partially offset by a decrease in net gains from sale of loans.

Net interest income (expense) decreased $1.7 million and $3.1 million during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Net interest income (expense) during the three and six months ended June 30, 2019 and 2018 was primarily comprised of interest incurred on warehouse lines of credit held with the Bank as well as related intercompany financing costs, partially offset by interest earned on loans held for sale. Year-over-year decreases in average mortgage interest rates contributed to a decrease in yield on loans held for sale in the mortgage origination segment. Also contributing to the decrease in net interest income was an increase in year-over-year average interest rates on mortgage warehouse lines.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net gains from sale of loans	$110,996	$111,719	$(723)	$200,347	$217,824	$(17,477)
Mortgage loan origination fees and other related income	33,409	29,618	3,791	55,282	50,544	4,738
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	18,722	17,032	1,690	21,925	12,494	9,431
Mortgage servicing rights asset	(5,198)	(1,688)	(3,510)	(7,864)	(2,830)	(5,034)
Servicing fees	6,619	6,078	541	12,890	11,830	1,060
Total noninterest income	$164,548	$162,759	$1,789	$282,580	$289,862	$(7,282)

The decreases in net gains from sale of loans during the three and six months ended June 30, 2019, compared with the same periods in 2018, were primarily a result of decreases in total loan sales volume, partially offset by increases in average loan sales margin during the three and six months ended June 30, 2019, compared with the same periods in 2018. The increases in mortgage loan origination fees were primarily the result of increases in average mortgage loan origination fees, partially offset by decreases in total loan origination volume, during three and six months ended June 30, 2019, compared with the same periods in 2018.

Noninterest income included the impact of changes between periods in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increases during the three and six months ended June 30, 2019, were primarily the result of increases in the volume of IRLCs and loans held for sale, partially offset by decreases in the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended June 30, 2019, the mortgage origination segment retained servicing on approximately 6% of loans sold, compared to 7% during the same period in 2018. During the six months ended June 30, 2019, the mortgage origination segment retained servicing on approximately 6% of loans sold, compared to 12% during the same period in 2018. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $55.2 million on $5.2 billion of serviced loan volume at June 30, 2019, compared with a value of $67.9 million on $5.3 billion of serviced loan volume at December 31, 2018. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, Eurodollar futures and forward commitments to sell mortgage-backed securities, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $5.2 million and $7.9 million during the three and six months ended June 30, 2019, respectively, compared to net losses of $1.7 million and $2.8 million during the three and six months ended June 30, 2018, respectively. Additionally, net servicing income was $3.5 million and $6.6 million during the three and six months ended June 30, 2019, respectively, compared with $2.9 million and $5.4 million during the same periods in 2018.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Variable compensation	$65,516	$66,531	$(1,015)	$104,445	$112,823	$(8,378)
Non-variable compensation and benefits	40,933	45,182	(4,249)	81,047	89,949	(8,902)
Segment operating costs	27,241	29,007	(1,766)	56,168	60,705	(4,537)
Lender paid closing costs	4,925	6,134	(1,209)	8,423	10,826	(2,403)
Servicing expense	3,106	3,172	(66)	6,315	6,426	(111)
Total noninterest expense	$141,721	$150,026	$(8,305)	$256,398	$280,729	$(24,331)

During the third quarter of 2018, PrimeLending committed to close certain underperforming branches, while at the same time reducing its fulfillment and corporate support staff. The purpose of this initiative was to better align resources and lower PrimeLending’s cost structure. The decreases in non-variable compensation and benefits and segment operating costs during the three and six months ended June 30, 2019, compared to the same periods in 2018, were primarily the result of this initiative. Decreases in noninterest expense as a result of this initiative have been partially offset by costs related to the “Technology Enhancements and Corporate Initiatives” discussed in detail within the “Overview” above.

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 61.5% and 59.6% of total employees’ compensation and benefits expenses during the three months ended June 30, 2019 and 2018, respectively, and 56.3% and 55.6% during the six months ended June 30, 2019 and 2018, respectively. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. The decreases in variable compensation and benefits between the three and six months ended June 30, 2019 and 2018 were partially offset by an increase in the average incentive rate paid.

While total loan origination volume decreased 3.6% and 9.3% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, the aggregate non-variable compensation and benefits and segment operating costs of the mortgage origination segment decreased 8.1% and 8.9%, respectively. The aforementioned decreases during the three and six months ended June 30, 2019, compared to the same periods in 2018, were primarily due to decreases in non-variable compensation and benefits, in addition to decreases in occupancy and advertising costs, partially offset by increases in software license and maintenance fees. In addition, during the three months ended June 30, 2019, compared to the same period in 2018, professional fees were relatively flat, while during the six months ended June 30, 2019, compared to the same period in 2018, professional fees decreased. The decreases in non-variable compensation and benefits and occupancy costs during the three and six months ended June 30, 2019, were due to a reduction in fulfillment and corporate staff and the closure of certain underperforming branches primarily resulting from PrimeLending’s cost reduction initiative discussed above and implemented during the third quarter of 2018.

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

Between January 1, 2010 and June 30, 2019, the mortgage origination segment sold mortgage loans totaling $113.7 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2010, it does not anticipate experiencing significant losses in the future on loans originated prior to 2010 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2010 and June 30, 2019 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$207,260	0.18%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	199,918	0.18%	9,380	0.01%
	$407,178	0.36%	$9,380	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

For each loan it concludes its obligation to a claimant is both probable and reasonably estimable, the mortgage origination segment has established a specific claims indemnification liability reserve. An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses.

At June 30, 2019 and December 31, 2018, the mortgage origination segment’s indemnification liability reserve totaled $10.8 million and $10.7 million, respectively. The related provision for indemnification losses was $0.8 million and $1.0 million during the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $1.7 million during the six months ended June 30, 2019 and 2018, respectively.

Insurance Segment

The following table presents certain information regarding the operating results of our insurance segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income	$592	$793	$(201)	$1,236	$1,580	$(344)
Noninterest income	36,151	36,546	(395)	72,643	71,564	1,079
Noninterest expense	39,589	39,712	(123)	69,926	70,725	(799)
Income (loss) before income taxes	$(2,846)	$(2,373)	$(473)	$3,953	$2,419	$1,534

The increase in loss before income taxes during the three months ended June 30, 2019, compared with the same period in 2018, was primarily due to a decrease in net insurance premiums earned, including the effects of the non-renewal of commercial policies and the discontinuation of writing new policies five in non-core states, in addition to an increase in loss and LAE. The increase in income before income taxes during the six months ended June 30, 2019, compared with the same period in 2018, was primarily due to a larger increase in the fair value associated with the equity securities held by the insurance segment, partially offset by a decline in net insurance premiums earned, including the effects of the factors previously discussed.

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

The insurance segment’s operations resulted in combined ratios of 113.0% and 111.1% during the three months ended June 30, 2019 and 2018, respectively, and 99.8% and 98.1% during the six months ended June 30, 2019 and 2018, respectively. The increases in the combined ratios during the three and six months ended June 30, 2019, compared with the same periods in 2018, were primarily driven by increases in the loss and LAE ratio. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income during the three months ended June 30, 2019 and 2018, was primarily comprised of net insurance premiums earned of $33.5 million and $34.1 million, respectively. Noninterest income during the six months ended June 30, 2019 and 2018, was primarily comprised of net insurance premiums earned of $66.7 million and $68.4 million, respectively. The year-over-year decrease in net insurance premiums earned were driven by the effect of historical decreases in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Direct Insurance Premiums Written:
Homeowners	$14,840	$14,248	$592	$26,825	$26,721	$104
Fire	10,809	10,967	(158)	20,576	21,171	(595)
Mobile Home	9,913	9,848	65	18,951	19,579	(628)
Other	—	738	(738)	—	1,415	(1,415)
	$35,562	$35,801	$(239)	$66,352	$68,886	$(2,534)

The aggregate direct insurance premiums written for our three largest insurance product lines increased by $0.5 million and decreased by $1.1 million during the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018. The decrease in total direct insurance premiums written during the six months ended June 30, 2019, compared to the same period in 2018, was due to competition, rationalization of product offerings, including the non-renewal of commercial policies, and continued review of geographic concentrations. In the fourth quarter of 2018, in connection with a strategic initiative to focus on our insurance segment’s key markets, we discontinued writing new insurance policies in five non-core states. The premiums written and earned related to the commercial policies and the five non-core states is included within “Other” in the table above and the table that follows. Approximately 2% of total net insurance premiums earned during both the three and six months ended June 30, 2019 were from these five non-core states, compared to 3% of total net insurance premiums earned during both the three and six months ended June 30, 2018. As our insurance policies are generally in effect for one year, we anticipate that the full impact of this initiative on premiums earned will be complete by the end of 2019.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net Insurance Premiums Earned:
Homeowners	$14,029	$13,605	$424	$26,953	$26,540	$413
Fire	10,142	10,444	(302)	20,674	21,028	(354)
Mobile Home	9,295	9,353	(58)	19,042	19,446	(404)
Other	—	703	(703)	—	1,406	(1,406)
	$33,466	$34,105	$(639)	$66,669	$68,420	$(1,751)

Net insurance premiums earned during the three and six months ended June 30, 2019 decreased compared to the same periods in 2018, primarily due to the decrease in direct insurance premiums written noted above.

Noninterest expenses during the three and six months ended June 30, 2019 and 2018 include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and

LAE ratios during the three months ended June 30, 2019 and 2018, were 74.6% and 71.6%, respectively, and during the six months ended June 30, 2019 and 2018, were 59.9% and 58.4%, respectively. The increases in the loss and LAE ratios during the three and six months ended June 30, 2019, compared to the same periods in 2018, were primarily driven by 0.1% and 2.3% respective increases in loss and LAE expense, while premiums earned decreased by 1.9% and 2.6%, respectively.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Amortization of deferred policy acquisition costs	$9,102	$9,478	$(376)	$17,194	$18,568	$(1,374)
Other underwriting expenses	4,760	5,046	(286)	11,322	10,577	745
Total	13,862	14,524	(662)	28,516	29,145	(629)
Agency expenses	(1,019)	(1,061)	42	(1,884)	(1,982)	98
Total less agency expenses	$12,843	$13,463	$(620)	$26,632	$27,163	$(531)
Net insurance premiums earned	$33,466	$34,105	$(639)	$66,669	$68,420	$(1,751)
Expense ratio	38.4%	39.5%	(1.1)%	39.9%	39.7%	0.2%

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income during the three and six months ended June 30, 2019, was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). Additionally, we incurred interest expense of $1.0 million and $0.9 million during the three months ended June 30, 2019 and 2018, respectively, and $2.0 million and $1.7 million during the six months ended June 30, 2019 and 2018, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income during the three and six months ended June 30, 2019, included activity associated with our investment in the development of the land and an office building that will serve as our future headquarters. Noninterest income during the three and six months ended June 30, 2018, also included net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses during the three and six months ended June 30, 2019 and 2018, were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses increased $3.9 million and $10.1 million during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase during the three months ended June 30, 2019, compared to the same period in 2018, was primarily due to the technology enhancements and corporate initiatives discussed in the “Overview” section. In addition to costs incurred related to the aforementioned technology enhancements and corporate initiatives, the increase during the six months ended June 30, 2019, was due to costs incurred during the first quarter of 2019 of $5.8 million associated with the Leadership Changes and other efficiency initiative-related charges which, in the aggregate, totaled $6.5 million before income taxes.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2019, as compared with December 31, 2018.

Securities Portfolio

At June 30, 2019, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and the Hilltop Broker-Dealers. Securities classified as available for sale may, from time to time, be bought and sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and to take advantage of market conditions that create more economically attractive returns. Such securities are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Equity investments are carried at fair value, with all changes in fair value recognized in net income. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2019	2018
Trading securities, at fair value
U.S. Treasury securities	$5,203	$7,945
U.S. government agencies:
Bonds	6,194	1,494
Residential mortgage-backed securities	246,943	309,455
Commercial mortgage-backed securities	2,204	4,239
Collateralized mortgage obligations	149,449	206,813
Corporate debt securities	54,729	59,293
States and political subdivisions	116,202	126,748
Unit investment trusts	15,919	19,913
Private-label securitized product	1,267	5,680
Other	3,414	3,886
	601,524	745,466
Securities available for sale, at fair value
U.S. Treasury securities	10,745	11,538
U.S. government agencies:
Bonds	86,507	85,611
Residential mortgage-backed securities	472,133	385,074
Commercial mortgage-backed securities	12,135	11,772
Collateralized mortgage obligations	334,270	276,399
Corporate debt securities	49,534	53,302
States and political subdivisions	44,600	51,962
	1,009,924	875,658
Securities held to maturity, at amortized cost
U.S. Treasury securities	9,961	9,903
U.S. government agencies:
Bonds	39,019	39,018
Residential mortgage-backed securities	20,031	21,903
Commercial mortgage-backed securities	113,570	87,065
Collateralized mortgage obligations	130,326	142,474
States and political subdivisions	52,998	50,649
	365,905	351,012

Equity securities, at fair value	19,592	19,679

Total securities portfolio	$1,996,945	$1,991,815

We had net unrealized gains of $10.1 million and net unrealized losses of $11.1 million at June 30, 2019 and December 31, 2018, respectively, related to the available for sale investment portfolio, and net unrealized gains of $2.6 million and net unrealized losses of $9.9 million associated with the securities held to maturity portfolio at June 30, 2019 and December 31, 2018, respectively. We had net unrealized gains of $0.7 million and net unrealized losses of $0.9 million at June 30, 2019 and December 31, 2018, respectively, related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2019, the banking segment’s securities portfolio of $1.3 billion was comprised of trading securities of $2.5 million, available for sale securities of $916.5 million, equity securities of $0.1 million and held to maturity securities of $365.9 million, in addition to $13.3 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $599.0 million at June 30, 2019. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $45.4 million at June 30, 2019.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At June 30, 2019, the insurance segment’s securities portfolio was comprised of $93.4 million in available for sale securities, $19.4 million of equity securities and $5.9 million of other investments included in other assets within the consolidated balance sheets.

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

	Loans, excluding	PCI	Total Loans Held
June 30, 2019	PCI Loans	Loans	for Investment
Commercial real estate	$2,911,894	$25,349	$2,937,243
Commercial and industrial	1,442,313	5,908	1,448,221
Construction and land development	950,561	67	950,628
1-4 family residential	641,663	54,872	696,535
Mortgage warehouse	555,327	—	555,327
Consumer	44,269	4	44,273
Broker-dealer	570,377	—	570,377
Loans held for investment, gross	7,116,404	86,200	7,202,604
Allowance for loan losses	(51,188)	(3,989)	(55,177)
Loans held for investment, net of allowance	$7,065,216	$82,211	$7,147,427

	Loans, excluding	PCI	Total Loans Held
December 31, 2018	PCI Loans	Loans	for Investment
Commercial real estate	$2,912,407	$27,713	$2,940,120
Commercial and industrial	1,501,892	6,559	1,508,451
Construction and land development	932,445	464	932,909
1-4 family residential	620,936	58,327	679,263
Mortgage warehouse	243,806	—	243,806
Consumer	47,537	9	47,546
Broker-dealer	578,363	—	578,363
Loans held for investment, gross	6,837,386	93,072	6,930,458
Allowance for loan losses	(56,594)	(2,892)	(59,486)
Loans held for investment, net of allowance	$6,780,792	$90,180	$6,870,972

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for loan losses, were $8.0 billion and $7.5 billion at June 30, 2019 and December 31, 2018, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $2.0 billion, of which $1.4 million and $1.2 billion was drawn at June 30, 2019 and December 31, 2018, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At June 30, 2019, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, construction and land development loans and non-construction residential real estate loans, which represented 44.3%, 14.3% and 10.5%, respectively, of the banking segment’s total loans held for investment (excluding warehouse lines of credit extended to PrimeLending) at June 30, 2019. The banking segment’s loan concentrations were within regulatory guidelines at June 30, 2019.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for loan losses, were $570.3 million and $578.2 million at June 30, 2019 and December 31, 2018, respectively. This decrease from December 31, 2018 to June 30, 2019 was primarily attributable to a decrease of $10.7 million, or 4.4%, in receivables from correspondents.

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

	June 30,	December 31,
	2019	2018
Loans held for sale:
Unpaid principal balance	$1,426,514	$1,213,068
Fair value adjustment	48,562	44,707
	$1,475,076	$1,257,775
IRLCs:
Unpaid principal balance	$1,530,535	$677,267
Fair value adjustment	33,584	17,421
	$1,564,119	$694,688

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2019 and December 31, 2018 were $2.4 billion and $1.4 billion, respectively, while the related estimated fair values were ($10.3) million and ($11.6) million, respectively.

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

The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing loan portfolio at June 30, 2019, additional provisions for losses on existing loans may be necessary in the future.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Loans Held for Investment	2019	2018	2019	2018
Balance, beginning of period	$58,809	$63,194	$59,486	$63,686
Provision (recovery) for loan losses	(672)	340	279	(1,467)
Recoveries of loans previously charged off:
Commercial real estate	—	—	—	—
Commercial and industrial	322	666	970	3,140
Construction and land development	—	—	—	—
1-4 family residential	17	75	31	103
Mortgage warehouse	—	—	—	—
Consumer	12	36	22	48
Broker-dealer	—	—	—	—
Covered	—	3	—	6
Total recoveries	351	780	1,023	3,297
Loans charged off:
Commercial real estate	—	18	—	18
Commercial and industrial	2,430	2,233	4,248	3,416
Construction and land development	—	—	—	—
1-4 family residential	871	6	899	12
Mortgage warehouse	—	—	—	—
Consumer	10	30	464	43
Broker-dealer	—	—	—	—
Covered	—	57	—	57
Total charge-offs	3,311	2,344	5,611	3,546
Net charge-offs	(2,960)	(1,564)	(4,588)	(249)
Balance, end of period	$55,177	$61,970	$55,177	$61,970
Allowance for loan losses as a percentage of gross loans held for investment			0.77%	0.95%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the tables below (dollars in thousands).

	June 30, 2019		December 31, 2018
		% of		% of
		Gross		Gross
Loans Held for Investment	Reserve	Loans	Reserve	Loans
Commercial real estate	$25,114	40.78%	$27,100	42.42%
Commercial and industrial	20,414	20.11%	21,980	21.77%
Construction and land development	4,396	13.20%	6,061	13.46%
1-4 family residential	4,924	9.67%	3,956	9.80%
Mortgage warehouse	—	7.71%	—	3.52%
Consumer	283	0.61%	267	0.69%
Broker-dealer	46	7.92%	122	8.34%
Total	$55,177	100.00%	$59,486	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our loan portfolio, we had five credit relationships totaling $6.8 million of potential problem loans at

June 30, 2019, compared with seven credit relationships totaling $17.8 million of potential problem loans at December 31, 2018.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	June 30,	December 31,
	2019	2018	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$5,276	$5,324	$(48)
Commercial and industrial	14,152	14,870	(718)
Construction and land development	1,413	3,278	(1,865)
1-4 family residential	11,136	10,437	699
Mortgage warehouse	—	—	—
Consumer	34	41	(7)
Broker-dealer	—	—	—
	$32,011	$33,950	$(1,939)

Non-performing loans as a percentage of total loans	0.36%	0.41%	(0.05)%

Other real estate owned	$20,753	$27,578	$(6,825)

Other repossessed assets	$—	$68	$(68)

Non-performing assets	$52,764	$61,596	$(8,832)

Non-performing assets as a percentage of total assets	0.37%	0.45%	(0.08)%

Non-PCI loans past due 90 days or more and still accruing	$77,425	$83,131	$(5,706)

Troubled debt restructurings included in accruing loans held for investment	$2,256	$1,339	$917

At June 30, 2019, non-accrual loans included 19 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at June 30, 2019 also included $3.4 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2018, non-accrual loans included 16 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-accrual loans at December 31, 2018 included $3.4 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) decreased from December 31, 2018 to June 30, 2019, due to $9.6 million of disposals and fair valuation decreases related to 51 properties, partially offset by the addition of 25 properties totaling $2.8 million. At both June 30, 2019 and December 31, 2018, OREO was primarily comprised of commercial properties.

Non-PCI loans past due 90 days or more and still accruing at June 30, 2019 and December 31, 2018, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending. Loans past due 90 days or more and still accruing include Government National Mortgage Association related loans subject to repurchase within our mortgage origination segment.

At June 30, 2019, troubled debt restructurings (“TDRs”) were comprised of $2.3 million of loans that are considered to be performing and non-performing loans of $12.8 million reported in non-accrual loans. At December 31, 2018, TDRs were comprised of $1.3 million of loans that are considered to be performing and non-performing loans of $5.9 million reported in non-accrual loans.

Current Expected Credit Loss (CECL) Standard

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model for measuring credit losses on certain exposures. The new model will require the measurement of expected credit losses to reflect the lifetime of an exposure (or pool of exposures) represented by certain financial instruments to be based on historical experience, current conditions and reasonable and supportable forecasts. Under the current “incurred loss” model, the allowance for loan losses is based only on estimates of loan losses that currently exist in the portfolio as of the reporting date. The new model will become effective on January 1, 2020, and applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Our ongoing CECL transition efforts include reassessing risk ratings, developing and validating the new model, collecting and processing new data and establishing internal controls and accounting policies. New model development has increased expenses associated with the collection and processing of data, and these increases in expenses will continue for the remainder of 2019 as we perform parallel calculations of our allowance for credit losses under both the current allowance model and under the CECL model. We expect that the CECL model will require a material increase in our allowance for credit losses upon adoption on January 1, 2020.

Insurance Losses and Loss Adjustment Expenses

At June 30, 2019 and December 31, 2018, our gross reserve for unpaid losses and LAE was $22.3 million and $20.6 million, respectively, including estimated recoveries from reinsurance of $1.2 million and $3.2 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,				Year Ended December 31,
	2019		2018		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,535,007	0.00%	$2,456,189	0.00%	$2,504,599	0.00%
Interest-bearing demand deposits	4,250,036	1.04%	3,849,009	0.45%	4,025,259	0.66%
Savings deposits	182,356	0.19%	216,385	0.13%	201,328	0.11%
Time deposits	1,376,576	1.92%	1,364,848	1.30%	1,341,886	1.42%
	$8,343,975	0.85%	$7,886,431	0.45%	$8,073,072	0.57%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	June 30, 2019		December 31, 2018
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$1,338,893	2.62%	$1,065,807	2.15%	$273,086
Notes payable	231,923	5.14%	228,872	4.95%	3,051
Junior subordinated debentures	67,012	5.98%	67,012	5.47%	—
	$1,637,828	3.24%	$1,361,691	2.70%	$276,137

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The increase in short-term borrowings at June 30, 2019, compared with December 31, 2018, included an increase in borrowings in our banking segment primarily associated with the increased utilization of available internal funds partially offset by a net decrease in securities sold under agreements to repurchase and short-term bank loans used by the Hilltop Broker-Dealers to finance their activities. Notes payable at June 30, 2019, was comprised of $148.7 million related to the Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $4.0 million, insurance segment term notes of $27.5 million, and mortgage origination segment borrowings of $51.7 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. At June 30, 2019, Hilltop had $67.0 million in cash and cash equivalents, an increase of $23.1 million from $43.9 million at December 31, 2018. This increase in cash and cash equivalents was primarily due to $71.3 million of dividends from subsidiaries, partially offset by $25.0 million of purchases under our stock repurchase program, $15.0 million in cash dividends declared, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On July 25, 2019, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on August 30, 2019 to all common stockholders of record as of the close of business on August 15, 2019.

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

During the six months ended June 30, 2019, we paid $25.0 million to repurchase an aggregate of 1,214,843 shares of common stock at an average price of $20.54 per share. The purchases were funded from available cash balances.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2019, $150.0 million of our Senior Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at June 30, 2019 was 5.66%. The Debentures are callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At June 30, 2019, $67.0 million of PCC’s Debentures were outstanding.

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

Bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2019, under guidance issued by the Board of Governors of the Federal Reserve System.

At June 30, 2019, Hilltop had a total capital to risk weighted assets ratio of 17.14%, Tier 1 capital to risk weighted assets ratio of 16.77%, common equity Tier 1 capital to risk weighted assets ratio of 16.32% and a Tier 1 capital to average assets, or leverage, ratio of 13.00%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At June 30, 2019, PlainsCapital had a total capital to risk weighted assets ratio of 14.48%, Tier 1 capital to risk weighted assets ratio of 13.84%, common equity Tier 1 capital to risk weighted assets ratio of 13.84% and a Tier 1 capital to average assets, or leverage, ratio of 12.53%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 8.21% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.37% of the Bank’s total deposits at June 30, 2019. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2019, Hilltop Securities had credit arrangements with five unaffiliated banks with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At June 30, 2019, Hilltop Securities had borrowed $231.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank which have an aggregate commitment of $2.0 billion, of which $1.4 billion was drawn at June 30, 2019. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at June 30, 2019.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At June 30, 2019, these ABAs had combined available lines of credit totaling $120.0 million, $70.0 million of which was with a single unaffiliated bank, and the remaining $50.0 million of which was with the Bank. At June 30, 2019, Ventures Management had outstanding borrowings of $64.4 million, $12.7 million of which was with the Bank. In July 2019, Ventures Management entered into an additional $30.0 million line of credit with the aforementioned unaffiliated bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $130.6 million, or 83.8%, equity investments of $19.4 million and other investments of $5.9 million comprised NLC’s $155.9 million in total cash and investments at June 30, 2019. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.3 billion at June 30, 2019 and outstanding financial and performance standby letters of credit of $92.4 million at June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2018 Form 10-K, except as discussed below.

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

	June 30, 2019
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,751,017	$1,215,740	$1,562,396	$271,849	$229,779	$8,030,781
Securities	166,968	155,199	306,038	147,853	508,127	1,284,185
Federal funds sold and securities purchased under agreements to resell	521	—	—	—	—	521
Other interest sensitive assets	200,483	—	—	—	29,241	229,724
Total interest sensitive assets	5,118,989	1,370,939	1,868,434	419,702	767,147	9,545,211

Interest sensitive liabilities:
Interest bearing checking	$3,992,288	$—	$—	$—	$—	$3,992,288
Savings	180,747	—	—	—	—	180,747
Time deposits	400,974	862,871	105,698	9,450	51,004	1,429,997
Notes payable and other borrowings	620,192	505	3,528	580	4,879	629,684
Total interest sensitive liabilities	5,194,201	863,376	109,226	10,030	55,883	6,232,716

Interest sensitivity gap	$(75,212)	$507,563	$1,759,208	$409,672	$711,264	$3,312,495

Cumulative interest sensitivity gap	$(75,212)	$432,351	$2,191,559	$2,601,231	$3,312,495

Percentage of cumulative gap to total interest sensitive assets	(0.79)%	4.53%	22.96%	27.25%	34.70%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2019 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$47,110	13.31%	$326,980	18.81%
+200	$31,738	8.97%	$260,963	15.01%
+100	$16,275	4.60%	$153,686	8.84%
-50	$(6,408)	(1.81)%	$(98,514)	(5.67)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2019 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income during a period of changing rates. If interest rates were to fall, the impact on our interest income would be limited by these rate floors. In addition, declining interest rates may negatively affect our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

	June 30, 2019
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$68	$1,899	$31,384	$82,851	$116,202
U.S. government and government agency obligations	499	4,380	(1,436)	395,379	398,822
Corporate obligations	2,017	8,942	6,973	7,515	25,447
Total debt securities	2,584	15,221	36,921	485,745	540,471
Corporate equity securities	(6,217)	—	—	—	(6,217)
Other	19,332	—	—	—	19,332
	$15,699	$15,221	$36,921	$485,745	$553,586

Weighted average yield
Municipal obligations	1.96%	1.82%	1.88%	3.18%	2.81%
U.S. government and government agency obligations	2.10%	1.98%	2.05%	5.29%	5.14%
Corporate obligations	2.45%	2.64%	3.27%	5.33%	3.49%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2019, we issued an aggregate of 6,937 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the second quarter of 2019. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2019	—	$—	—	$50,000,000
May 1 - May 31, 2019	962,408	20.51	962,408	30,235,802
June 1 - June 30, 2019	252,435	20.64	252,435	25,019,744
Total	1,214,843	$20.54	1,214,843
(1)	On January 25, 2019, we announced that our board of directors authorized a new stock repurchase program under which we may repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2020, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. As of June 30, 2019, we had repurchased an aggregate of $25.0 million of our outstanding common stock under this stock repurchase program.

Item 5. Other Information.

Stockholder Proposals and Nominees for Director

We held our annual meeting on July 25, 2019 (the “2019 Annual Meeting”) and first released related materials to stockholders on June 13, 2019. Accordingly, stockholder proposals intended to be presented at our 2020 annual meeting of stockholders pursuant to Rule 14a-8 under the Exchange Act must be received by us at our principal executive offices no later than 5:00 p.m., Dallas, Texas local time, on February 14, 2020 and must otherwise comply with the requirements of Rule 14a-8 in order to be considered for inclusion in the 2020 proxy statement and proxy. However, pursuant to such rule, if the 2020 annual meeting is not held within 30 days of July 25, 2020, then a stockholder proposal submitted for inclusion in our proxy statement for the 2020 annual meeting must be received by us a reasonable time before we begin to print and mail our proxy statement for the 2020 annual meeting.

In order for director nominations and proposals of stockholders made outside the processes of Rule 14a-8 under the Exchange Act to be considered “timely” for purposes of Rule 14a-4(c) under the Exchange Act and pursuant to our current bylaws, the nomination or proposal must be received by us at our principal executive offices not before January 1, 2020, and not later than 5:00 p.m. Dallas, Texas local time, on January 31, 2020; provided, however, that in the event that the date of the 2020 annual meeting is advanced by more than 30 days or delayed by more than 60 days from July 25, 2020, notice by the stockholder in order to be timely must be received no earlier than the 120th day prior to the date of the 2020 annual meeting and not later than 5:00 p.m. Dallas, Texas local time, on the later of the 90th day prior to the date of the 2020 annual meeting or, if the first public announcement of the 2020 annual meeting is less than 100 days prior to the anniversary of the date of the 2019 Annual Meeting, the 10th day following the day on which public announcement of the date of the 2020 annual meeting is first made. Stockholders are advised to review our charter and bylaws, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations, copies of which are available without charge upon request to our corporate secretary at the address of our principal executive offices.

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: July 25, 2019	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)