Form 10-Q
period 2019-09-30
Hilltop Holdings Inc.
filed 2019-11-18
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant's common stock outstanding at November 18, 2019 was 90,632,962.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$326,129	$644,073
Federal funds sold	423	400
Assets segregated for regulatory purposes	83,878	133,993
Securities purchased under agreements to resell	49,998	61,611
Securities:
Trading, at fair value	707,268	745,466
Available for sale, at fair value (amortized cost of $987,992 and $886,799, respectively)	1,003,850	875,658
Held to maturity, at amortized cost (fair value of $377,337 and $341,124, respectively)	371,361	351,012
Equity, at fair value	19,494	19,679
	2,101,973	1,991,815

Loans held for sale	1,984,231	1,393,246
Loans held for investment, net of unearned income	7,321,208	6,930,458
Allowance for loan losses	(55,604)	(59,486)
Loans held for investment, net	7,265,604	6,870,972

Broker-dealer and clearing organization receivables	1,731,979	1,440,287
Premises and equipment, net	213,757	237,373
Operating lease right-of-use assets	121,838	—
Other assets	633,794	580,362
Goodwill	291,435	291,435
Other intangible assets, net	31,990	38,005
Total assets	$14,837,029	$13,683,572

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,732,325	$2,560,750
Interest-bearing	5,998,547	5,975,406
Total deposits	8,730,872	8,536,156

Broker-dealer and clearing organization payables	1,546,163	1,294,925
Short-term borrowings	1,502,755	1,065,807
Securities sold, not yet purchased, at fair value	59,249	81,667
Notes payable	245,341	228,872
Operating lease liabilities	131,133	—
Junior subordinated debentures	67,012	67,012
Other liabilities	471,077	435,240
Total liabilities	12,753,602	11,709,679
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 90,629,208 and 93,610,217 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	906	936
Additional paid-in capital	1,441,604	1,489,816
Accumulated other comprehensive income (loss)	12,305	(8,627)
Retained earnings	602,835	466,737
Deferred compensation employee stock trust, net	789	825
Employee stock trust (8,508 and 11,672 shares, at cost, at September 30, 2019 and December 31, 2018, respectively)	(170)	(217)
Total Hilltop stockholders' equity	2,058,269	1,949,470
Noncontrolling interests	25,158	24,423
Total stockholders' equity	2,083,427	1,973,893
Total liabilities and stockholders' equity	$14,837,029	$13,683,572

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$119,580	$113,535	$344,775	$317,403
Securities borrowed	21,010	16,346	53,386	50,132
Securities:
Taxable	15,764	11,994	46,064	35,463
Tax-exempt	1,576	1,717	4,587	5,186
Other	4,026	4,734	13,240	13,542
Total interest income	161,956	148,326	462,052	421,726

Interest expense:
Deposits	18,887	12,353	54,029	31,164
Securities loaned	17,889	13,984	46,097	42,798
Short-term borrowings	8,166	7,831	20,534	18,340
Notes payable	2,715	2,702	7,985	7,636
Junior subordinated debentures	955	955	2,942	2,695
Other	132	160	446	484
Total interest expense	48,744	37,985	132,033	103,117

Net interest income	113,212	110,341	330,019	318,609
Provision (recovery) for loan losses	47	(371)	326	(1,838)
Net interest income after provision (recovery) for loan losses	113,165	110,712	329,693	320,447

Noninterest income:
Net gains from sale of loans and other mortgage production income	157,050	116,243	384,362	354,488
Mortgage loan origination fees	37,782	27,004	93,064	76,948
Securities commissions and fees	34,426	36,968	104,537	114,005
Investment and securities advisory fees and commissions	28,685	23,487	71,704	63,806
Net insurance premiums earned	32,654	34,185	99,323	102,605
Other	50,804	31,810	153,750	72,422
Total noninterest income	341,401	269,697	906,740	784,274

Noninterest expense:
Employees' compensation and benefits	235,197	205,575	640,838	588,807
Occupancy and equipment, net	27,202	29,015	83,444	84,695
Professional services	24,346	27,984	71,041	78,959
Loss and loss adjustment expenses	14,677	18,712	54,584	58,653
Other	48,687	54,425	152,964	171,316
Total noninterest expense	350,109	335,711	1,002,871	982,430

Income before income taxes	104,457	44,698	233,562	122,291
Income tax expense	22,750	7,600	52,287	26,122

Net income	81,707	37,098	181,275	96,169
Less: Net income attributable to noncontrolling interest	2,289	1,293	5,260	2,843
Income attributable to Hilltop	$79,418	$35,805	$176,015	$93,326

Earnings per common share:
Basic	$0.87	$0.38	$1.89	$0.98
Diluted	$0.86	$0.38	$1.89	$0.98

Weighted average share information:
Basic	91,745	94,554	92,931	95,264
Diluted	91,824	94,610	92,959	95,355

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$81,707	$37,098	$181,275	$96,169
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $1,238, $(847), $6,030 and $(3,335), respectively	6,468	(2,900)	22,973	(11,751)
Reclassification adjustment for gains included in net income, net of tax of $(531), $7, $(536) and $7, respectively	(2,025)	24	(2,041)	24
Comprehensive income	86,150	34,222	202,207	84,442
Less: comprehensive income attributable to noncontrolling interest	2,289	1,293	5,260	2,843

Comprehensive income applicable to Hilltop	$83,861	$32,929	$196,947	$81,599

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2018	94,571	$946	$1,502,105	$(11,846)	$419,683	$857	11	$(252)	$1,911,493	$4,920	$1,916,413
Net income	—	—	—	—	35,805	—	—	—	35,805	1,293	37,098
Other comprehensive loss	—	—	—	(2,876)	—	—	—	—	(2,876)	—	(2,876)
Stock-based compensation expense	—	—	2,176	—	—	—	—	—	2,176	—	2,176
Common stock issued to board members	12	—	265	—	—	—	—	—	265	—	265
Issuance of common stock related to share-based awards, net	11	—	(79)	—	—	—	—	—	(79)	—	(79)
Dividends received on repurchased common stock	—	—	—	—	56	—	—	—	56	—	56
Dividends on common stock ($0.07 per share)	—	—	—	—	(6,621)	—	—	—	(6,621)	—	(6,621)
Deferred compensation plan	—	—	—	—	—	3	—	—	3	—	3
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	17,723	17,723
Balance, September 30, 2018	94,594	$946	$1,504,467	$(14,722)	$448,923	$860	11	$(252)	$1,940,222	$23,936	$1,964,158

Balance, June 30, 2019	92,775	$928	$1,473,599	$7,862	$544,275	$788	9	$(171)	$2,027,281	$24,524	$2,051,805
Net income	—	—	—	—	79,418	—	—	—	79,418	2,289	81,707
Other comprehensive income	—	—	—	4,443	—	—	—	—	4,443	—	4,443
Stock-based compensation expense	—	—	2,978	—	—	—	—	—	2,978	—	2,978
Common stock issued to board members	6	—	145	—	—	—	—	—	145	—	145
Issuance of common stock related to share-based awards, net	23	—	(200)	—	—	—	—	—	(200)	—	(200)
Repurchases of common stock	(2,175)	(22)	(34,918)	—	(13,465)	—	—	—	(48,405)	—	(48,405)
Dividends on common stock ($0.08 per share)	—	—	—	—	(7,393)	—	—	—	(7,393)	—	(7,393)
Deferred compensation plan	—	—	—	—	—	1	—	1	2	—	2
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,655)	(1,655)
Balance, September 30, 2019	90,629	$906	$1,441,604	$12,305	$602,835	$789	9	$(170)	$2,058,269	$25,158	$2,083,427

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	93,326	—	—	—	93,326	2,843	96,169
Other comprehensive loss	—	—	—	(11,727)	—	—	—	—	(11,727)	—	(11,727)
Stock-based compensation expense	—	—	6,725	—	—	—	—	—	6,725	—	6,725
Common stock issued to board members	22	—	513	—	—	—	—	—	513	—	513
Issuance of common stock related to share-based awards, net	292	3	(1,811)	—	—	—	—	—	(1,808)	—	(1,808)
Repurchases of common stock	(1,702)	(17)	(27,329)	—	(11,475)	—	—	—	(38,821)	—	(38,821)
Dividends on common stock ($0.21 per share)	—	—	—	—	(20,074)	—	—	—	(20,074)	—	(20,074)
Deferred compensation plan	—	—	—	—	—	12	(1)	(5)	7	—	7
Adoption of accounting standards	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	18,367	18,367
Balance, September 30, 2018	94,594	$946	$1,504,467	$(14,722)	$448,923	$860	11	$(252)	$1,940,222	$23,936	$1,964,158

Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	176,015	—	—	—	176,015	5,260	181,275
Other comprehensive income	—	—	—	20,932	—	—	—	—	20,932	—	20,932
Stock-based compensation expense	—	—	7,717	—	—	—	—	—	7,717	—	7,717
Common stock issued to board members	21	—	426	—	—	—	—	—	426	—	426
Issuance of common stock related to share-based awards, net	388	4	(1,938)	—	—	—	—	—	(1,934)	—	(1,934)
Repurchases of common stock	(3,390)	(34)	(54,417)	—	(18,934)	—	—	—	(73,385)	—	(73,385)
Dividends on common stock ($0.24 per share)	—	—	—	—	(22,376)	—	—	—	(22,376)	—	(22,376)
Deferred compensation plan	—	—	—	—	—	(36)	(2)	47	11	—	11
Adoption of accounting standards (Note 2)	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,525)	(4,525)
Balance, September 30, 2019	90,629	$906	$1,441,604	$12,305	$602,835	$789	9	$(170)	$2,058,269	$25,158	$2,083,427

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$181,275	$96,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (recovery) for loan losses	326	(1,838)
Depreciation, amortization and accretion, net	(455)	3,558
Net change in fair value of equity securities	(1,368)	396
Deferred income taxes	1,065	653
Other, net	10,695	6,355
Net change in securities purchased under agreements to resell	11,613	21,881
Net change in trading securities	38,198	70,371
Net change in broker-dealer and clearing organization receivables	(271,474)	(42,516)
Net change in other assets	(48,122)	39,208
Net change in broker-dealer and clearing organization payables	132,964	85,409
Net change in other liabilities	87,990	(79,283)
Net change in securities sold, not yet purchased	(22,418)	(53,239)
Proceeds from sale of mortgage servicing rights asset	—	9,303
Net gains from sales of loans	(384,362)	(354,488)
Loans originated for sale	(11,858,761)	(11,148,919)
Proceeds from loans sold	11,638,303	11,665,782
Net cash provided by (used in) operating activities	(484,531)	318,802
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	53,051	36,729
Proceeds from sales, maturities and principal reductions of securities available for sale	219,351	190,266
Proceeds from sales, maturities and principal reductions of equity securities	1,860	3
Purchases of securities held to maturity	(73,652)	(29,377)
Purchases of securities available for sale	(324,609)	(276,710)
Purchases of equity securities	(307)	(719)
Net change in loans held for investment	(387,952)	(113,918)
Purchases of premises and equipment and other assets	(27,200)	(60,473)
Proceeds from sales of premises and equipment and other real estate owned	12,570	18,440
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(20,381)	(5,447)
Net cash paid for acquisition	—	(63,245)
Net cash used in investing activities	(547,269)	(304,451)
Financing Activities
Net change in deposits	312,990	(40,850)
Net change in short-term borrowings	436,948	10,225
Proceeds from notes payable	675,086	455,776
Payments on notes payable	(658,677)	(444,312)
Payments to repurchase common stock	(73,385)	(38,821)
Dividends paid on common stock	(22,376)	(20,074)
Net cash received from (distributed to) noncontrolling interest	(4,525)	18,367
Taxes paid on employee stock awards netting activity	(1,934)	(1,806)
Other, net	(363)	(551)
Net cash provided by (used in) financing activities	663,764	(62,046)

Net change in cash, cash equivalents and restricted cash	(368,036)	(47,695)
Cash, cash equivalents and restricted cash, beginning of period	778,466	673,960
Cash, cash equivalents and restricted cash, end of period	$410,430	$626,265

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$326,129	$405,682
Federal funds sold	423	468
Assets segregated for regulatory purposes	83,878	220,115
Total cash, cash equivalents and restricted cash	$410,430	$626,265
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$125,928	$101,402
Cash paid for income taxes, net of refunds	$32,227	$5,806
Supplemental Schedule of Non-Cash Activities
Derecognition of construction in progress related to build-to-suit lease obligations	$—	$23,773
Conversion of loans to other real estate owned	$3,502	$5,868
Additions to mortgage servicing rights	$8,574	$21,090

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

In February 2016, the FASB issued the Leasing Standard, which is codified in ASC 842, Leases, and is intended to increase transparency and comparability among organizations and require lessees to record an ROU asset and a liability representing the obligation to make lease payments for long-term leases. Accounting by lessors remains largely unchanged. The Company adopted the standard on January 1, 2019, using the modified retrospective transition under the option to apply the Leasing Standard at its effective date without adjusting the prior period comparative financial statements. The Company elected the package of practical expedients to not reassess: (i) whether any existing contracts are or contain a lease, (ii) the lease classification of any existing leases and (iii) initial direct costs related to existing leases. The Company also elected to apply an additional practical expedient to include both the lease and nonlease components of all leases as a single component and account for it as a lease. The Company implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. The implementation of the Leasing Standard had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated statements of operations. On January 1, 2019, the Company recorded operating lease liabilities of $121.8 million and ROU assets of $111.9 million upon adoption of the Leasing Standard. The lease liabilities (at their present value) represent predominantly all of the future minimum lease payments required under operating leases. The balance sheet effects of the new lease accounting standard also impacted regulatory capital ratios, performance ratios and other measures which are dependent upon asset or liability balances. In addition, the Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of ASC 842 and concluded it is not the accounting owner. As such, the assets and liabilities of the project were derecognized during the first quarter of 2019, with the $1.4 million offset representing deferred expenses recognized on the project to date through January 1, 2019, recorded as an increase to retained earnings. Refer to Note 13 for more details regarding the Hilltop Plaza transaction.

Accounting Standards Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software licenses). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

amendments in this update. The amendment also includes presentation and disclosure provisions regarding capitalized implementation costs. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company will adopt the provisions of this amendment in the first quarter of 2020 with the impact to be limited to presentation and disclosure changes that are not expected to have an impact on its future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, which includes various removals, modifications and additions to existing guidance regarding fair value disclosures. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company will adopt the provisions of this amendment in the first quarter of 2020 with the impact to be limited to presentation and disclosure changes that are not expected to have an impact on its future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model that requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The FASB has issued various updates, improvements and technical corrections to the standard since the issuance of ASU 2016-13. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for the Company for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company’s cross-functional team has substantially completed development of credit forecasting models and a credit scoring system for significant loan portfolio segments. The Company is in the final stages of testing these models and validating data inputs, while continuing to develop the policies, systems and controls that will be required to fully implement CECL. Based on the work completed to date and the current loan portfolio, the Company estimates that the allowance for credit losses will be between approximately $80 million and $110 million when CECL is adopted on January 1, 2020, inclusive of the change in reserve for unfunded commitments currently included in other liabilities within the consolidated balance sheets. The estimated increase is driven by the fact that the allowance will cover expected credit losses over the entire expected life of the loan portfolios and will also take into account forecasts of expected future macroeconomic conditions. This estimated increase, net of tax, will largely be reflected within the banking segment and as a decrease to opening retained earnings at January 1, 2020. While not expected to be material, the impact of the adoption of CECL will also affect the Company’s regulatory capital, performance and other asset quality ratios. The Company will continue to produce parallel credit loss calculations during the remainder of 2019. The estimated range noted above and ultimate magnitude of the increase in allowance for credit losses upon adoption is expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts at the time of adoption.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2019 and December 31, 2018, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.85 billion and $1.26 billion, respectively, and the unpaid principal balance of those loans was $1.80 billion and $1.21 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2019	Inputs	Inputs	Inputs	Fair Value
Trading securities	$6,562	$700,706	$—	$707,268
Available for sale securities	—	1,003,850	—	1,003,850
Equity securities	19,494	—	—	19,494
Loans held for sale	—	1,792,321	60,904	1,853,225
Derivative assets	—	40,791	—	40,791
MSR asset	—	—	51,297	51,297
Securities sold, not yet purchased	33,454	25,795	—	59,249
Derivative liabilities	—	6,083	—	6,083

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Trading securities	$7,947	$737,519	$—	$745,466
Available for sale securities	—	875,658	—	875,658
Equity securities	19,679	—	—	19,679
Loans held for sale	—	1,207,311	50,464	1,257,775
Derivative assets	—	35,010	—	35,010
MSR asset	—	—	66,102	66,102
Securities sold, not yet purchased	33,000	48,667	—	81,667
Derivative liabilities	—	26,355	—	26,355

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers to	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	(from) Level 3	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2019
Loans held for sale	$56,799	$15,347	$(9,364)	$711	$(2,589)	$—	$60,904
MSR asset	53,695	4,166	—	—	(6,564)	—	51,297
Total	$110,494	$19,513	$(9,364)	$711	$(9,153)	$—	$112,201

Nine months ended September 30, 2019
Loans held for sale	$50,464	$44,827	$(27,448)	$1,136	$(8,075)	$—	$60,904
MSR asset	66,102	8,574	—	—	(23,379)	—	51,297
Total	$116,566	$53,401	$(27,448)	$1,136	$(31,454)	$—	$112,201

Three months ended September 30, 2018
Loans held for sale	$40,781	$19,156	$(4,614)	—	$(958)	$—	$54,365
MSR asset	57,373	11,361	—	—	70	—	68,804
Total	$98,154	$30,517	$(4,614)	$—	$(888)	$—	$123,169

Nine months ended September 30, 2018
Loans held for sale	$36,972	$39,706	$(17,127)	—	$(5,186)	$—	$54,365
MSR asset	54,714	21,090	(9,303)	—	2,303	—	68,804
Total	$91,686	$60,796	$(26,430)	$—	$(2,883)	$—	$123,169

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			September 30,				December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2019				2018
Loans held for sale	Discounted cash flows / Market comparable	Projected price	92	-	96%	(95%)	95	-	96%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			14.40%				10.51%
		Discount rate			11.13%				11.11%

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

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$4,117	$—	$4,117	$(20,417)	$—	$(20,417)
MSR asset	(6,564)	—	(6,564)	70	—	70

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$7,972	$—	$7,972	$(12,693)	$—	$(12,693)
MSR asset	(23,379)	—	(23,379)	2,303	—	2,303

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

Estimates for these significant unobservable inputs and the resulting weighted average expected loss on PCI loans were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
September 30, 2019	Merger	Transaction	Merger	Acquisition
Weighted average default rate	84%	30%	66%	59%
Weighted average loss severity rate	58%	12%	28%	43%
Weighted average prepayment speed	0%	5%	0%	0%

Resulting weighted average expected loss on PCI loans	49%	4%	18%	25%

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
December 31, 2018	Merger	Transaction	Merger	Acquisition
Weighted average default rate	81%	34%	71%	63%
Weighted average loss severity rate	59%	12%	28%	42%
Weighted average prepayment speed	0%	6%	0%	0%

Resulting weighted average expected loss on PCI loans	48%	4%	20%	26%

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 inputs. At September 30, 2019 and December 31, 2018, the estimated fair value of OREO was $18.7 million and $27.6 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2019	Inputs	Inputs	Inputs	Fair Value	2019	2018	2019	2018
Impaired loans held for investment	$—	$—	$67,097	$67,097	$(1,730)	$668	$(2,925)	$(57)
Other real estate owned	—	12,112	—	12,112	(177)	(394)	(790)	(2,194)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2019	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$326,552	$326,552	$—	$—	$326,552
Assets segregated for regulatory purposes	83,878	83,878	—	—	83,878
Securities purchased under agreements to resell	49,998	—	49,998	—	49,998
Held to maturity securities	371,361	—	377,337	—	377,337
Loans held for sale	131,006	—	131,006	—	131,006
Loans held for investment, net	7,265,604	—	558,144	6,930,261	7,488,405
Broker-dealer and clearing organization receivables	1,731,979	—	1,731,979	—	1,731,979
Other assets	70,975	—	69,889	1,086	70,975

Financial liabilities:
Deposits	8,730,872	—	8,732,668	—	8,732,668
Broker-dealer and clearing organization payables	1,546,163	—	1,546,163	—	1,546,163
Short-term borrowings	1,502,755	—	1,502,755	—	1,502,755
Debt	312,353	—	310,129	—	310,129
Other liabilities	9,084	—	9,084	—	9,084

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2018	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$644,473	$644,473	$—	$—	$644,473
Assets segregated for regulatory purposes	133,993	133,993	—	—	133,993
Securities purchased under agreements to resell	61,611	—	61,611	—	61,611
Held to maturity securities	351,012	—	341,124	—	341,124
Loans held for sale	135,471	—	135,471	—	135,471
Loans held for investment, net	6,870,972	—	578,363	6,445,810	7,024,173
Broker-dealer and clearing organization receivables	1,440,287	—	1,440,287	—	1,440,287
Other assets	69,720	—	68,573	1,147	69,720

Financial liabilities:
Deposits	8,536,156	—	8,528,947	—	8,528,947
Broker-dealer and clearing organization payables	1,294,925	—	1,294,925	—	1,294,925
Short-term borrowings	1,065,807	—	1,065,807	—	1,065,807
Debt	295,884	—	293,685	—	293,685
Other liabilities	3,482	—	3,482	—	3,482

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company held equity investments other than securities of $36.1 million and $35.8 million at September 30, 2019 and December 31, 2018, respectively, which are included within other assets in the consolidated balance sheets. Of the $36.1 million of such equity investments held at September 30, 2019, $19.7 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$19,906	$26,151	$20,376	$22,946
Additional investments	—	—	—	1,411
Upward adjustments	101	265	303	3,642
Impairments and downward adjustments	(346)	(1)	(1,018)	(1,584)
Dispositions	—	—	—	—
Balance, end of period	$19,661	$26,415	$19,661	$26,415

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2019	2018
U.S. Treasury securities	$6,561	$7,945
U.S. government agencies:
Bonds	8,316	1,494
Residential mortgage-backed securities	152,582	309,455
Commercial mortgage-backed securities	2,177	4,239
Collateralized mortgage obligations	281,561	206,813
Corporate debt securities	52,257	59,293
States and political subdivisions	160,244	126,748
Unit investment trusts	31,567	19,913
Private-label securitized product	7,830	5,680
Other	4,173	3,886
Totals	$707,268	$745,466

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $59.2 million and $81.7 million at September 30, 2019 and December 31, 2018, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2019	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,864	$216	$(5)	$10,075
U.S. government agencies:
Bonds	85,208	1,212	(3)	86,417
Residential mortgage-backed securities	487,487	7,006	(137)	494,356
Commercial mortgage-backed securities	11,541	678	—	12,219
Collateralized mortgage obligations	308,941	4,103	(499)	312,545
Corporate debt securities	44,841	1,973	—	46,814
States and political subdivisions	40,110	1,316	(2)	41,424
Totals	$987,992	$16,504	$(646)	$1,003,850

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$11,552	$30	$(44)	$11,538
U.S. government agencies:
Bonds	85,492	552	(433)	85,611
Residential mortgage-backed securities	391,428	608	(6,962)	385,074
Commercial mortgage-backed securities	11,703	189	(120)	11,772
Collateralized mortgage obligations	281,450	385	(5,436)	276,399
Corporate debt securities	53,614	268	(580)	53,302
States and political subdivisions	51,560	608	(206)	51,962
Totals	$886,799	$2,640	$(13,781)	$875,658

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2019	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,990	$5	$—	$9,995
U.S. government agencies:
Bonds	24,020	11	(7)	24,024
Residential mortgage-backed securities	18,914	259	—	19,173
Commercial mortgage-backed securities	140,875	4,924	(50)	145,749
Collateralized mortgage obligations	122,061	431	(583)	121,909
States and political subdivisions	55,501	1,064	(78)	56,487
Totals	$371,361	$6,694	$(718)	$377,337

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,903	$3	$—	$9,906
U.S. government agencies:
Bonds	39,018	—	(1,479)	37,539
Residential mortgage-backed securities	21,903	—	(263)	21,640
Commercial mortgage-backed securities	87,065	271	(1,462)	85,874
Collateralized mortgage obligations	142,474	—	(5,000)	137,474
States and political subdivisions	50,649	91	(2,049)	48,691
Totals	$351,012	$365	$(10,253)	$341,124

Additionally, the Company had unrealized net gains of $0.6 million and unrealized net losses of $0.9 million from equity securities with fair values of $19.5 million and $19.7 million held at September 30, 2019 and December 31, 2018,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively. The Company recognized net losses of $0.1 million and net gains of $0.1 million during the three months ended September 30, 2019 and 2018, respectively, and net gains of $1.4 million and net losses of $0.4 million during the nine months ended September 30, 2019 and 2018, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and nine months ended September 30, 2019 and 2018, net gains recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2019			December 31, 2018
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	1	$981	$6
Unrealized loss for twelve months or longer	1	1,893	5	3	3,556	39
	1	1,893	5	4	4,537	45
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	—	—	3	24,772	5
Unrealized loss for twelve months or longer	1	9,997	3	3	30,472	428
	1	9,997	3	6	55,244	433
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	4	26,128	39	8	66,791	432
Unrealized loss for twelve months or longer	3	14,951	98	27	194,228	6,530
	7	41,079	137	35	261,019	6,962
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	—	—	—	1	4,953	120
	—	—	—	1	4,953	120
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	11	64,055	191	11	44,394	498
Unrealized loss for twelve months or longer	12	49,027	308	28	140,483	4,938
	23	113,082	499	39	184,877	5,436
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	8	16,256	282
Unrealized loss for twelve months or longer	—	—	—	8	15,665	297
	—	—	—	16	31,921	579
States and political subdivisions:
Unrealized loss for less than twelve months	1	545	1	29	8,590	27
Unrealized loss for twelve months or longer	1	484	1	18	9,029	179
	2	1,029	2	47	17,619	206
Total available for sale:
Unrealized loss for less than twelve months	16	90,728	231	60	161,784	1,250
Unrealized loss for twelve months or longer	18	76,352	415	88	398,386	12,531
	34	$167,080	$646	148	$560,170	$13,781

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	September 30, 2019			December 31, 2018
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	2	$9,693	$7	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	4	37,539	1,479
	2	9,693	7	4	37,539	1,479
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	8,411	89
Unrealized loss for twelve months or longer	—	—	—	3	13,229	174
	—	—	—	4	21,640	263
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	9,767	50	1	4,973	27
Unrealized loss for twelve months or longer	—	—	—	13	59,670	1,435
	2	9,767	50	14	64,643	1,462
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	4	10,093	43	1	2,051	26
Unrealized loss for twelve months or longer	9	63,128	540	24	135,423	4,974
	13	73,221	583	25	137,474	5,000
States and political subdivisions:
Unrealized loss for less than twelve months	16	7,108	46	9	6,431	56
Unrealized loss for twelve months or longer	4	1,102	32	86	32,909	1,993
	20	8,210	78	95	39,340	2,049
Total held to maturity:
Unrealized loss for less than twelve months	24	36,661	146	12	21,866	198
Unrealized loss for twelve months or longer	13	64,230	572	130	278,770	10,055
	37	$100,891	$718	142	$300,636	$10,253

During the three and nine months ended September 30, 2019 and 2018, the Company did not record any other-than-temporary impairment (“OTTI”). While some of the securities held in the Company’s investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend to sell, nor does the Company believe that it is likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2019 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$35,701	$35,719	$9,990	$9,995
Due after one year through five years	88,540	91,393	25,969	25,987
Due after five years through ten years	37,858	38,873	5,543	5,598
Due after ten years	17,924	18,745	48,009	48,926
	180,023	184,730	89,511	90,506

Residential mortgage-backed securities	487,487	494,356	18,914	19,173
Collateralized mortgage obligations	308,941	312,545	122,061	121,909
Commercial mortgage-backed securities	11,541	12,219	140,875	145,749
	$987,992	$1,003,850	$371,361	$377,337

The Company recognized net gains of $4.4 million and $3.2 million from its trading portfolio during the three months ended September 30, 2019 and 2018, respectively, and $15.1 million and $5.1 million during the nine months ended September 30, 2019 and 2018, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

product trading activities of $43.3 million and $12.2 million during the three months ended September 30, 2019 and 2018, respectively, and $99.0 million and $29.7 million during the nine months ended September 30, 2019 and 2018, respectively. During both the three and nine months ended September 30, 2019, the Company had other realized losses on securities of $2.6 million. All such realized net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $573.2 million and $612.3 million (with a fair value of $581.5 million and $600.0 million, respectively) at September 30, 2019 and December 31, 2018, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at September 30, 2019 and December 31, 2018.

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

At September 30, 2019 and December 31, 2018, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.3 million and $9.5 million, respectively.

6. Loans Held for Investment and Allowance for Loan Losses

The loans acquired in the FNB Transaction were subject to loss-share agreements with the FDIC. During the fourth quarter of 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements were resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” Disclosures associated with loans that were previously covered by the FDIC loss-share agreements during the three and nine months ended September 30, 2018 are included in the “covered” portfolio segment in the applicable tables that follow. The majority of the loans previously covered by the FDIC loss-share agreements are comprised primarily of commercial real estate and 1-4 family residential loans. Loans held for investment summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2019	2018
Commercial real estate	$2,933,424	$2,940,120
Commercial and industrial	1,390,531	1,508,451
Construction and land development	972,226	932,909
1-4 family residential	698,251	679,263
Mortgage warehouse	725,852	243,806
Consumer	42,780	47,546
Broker-dealer (1)	558,144	578,363
	7,321,208	6,930,458
Allowance for loan losses	(55,604)	(59,486)
Total loans held for investment, net of allowance	$7,265,604	$6,870,972
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of PCI loans (in thousands).

	September 30,	December 31,
	2019	2018
Carrying amount	$84,205	$93,072
Outstanding balance	147,926	172,808

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$69,305	$86,652	$80,693	$98,846
Additions	—	340	—	340
Reclassifications from nonaccretable difference, net (1)	7,183	6,702	12,626	16,967
Disposals of loans	(132)	—	(835)	(98)
Accretion	(8,614)	(8,491)	(24,742)	(30,005)
Transfer of loans to OREO (2)	—	(142)	—	(989)
Balance, end of period	$67,742	$85,061	$67,742	$85,061
(1)	Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.
(2)	Transfer of loans to OREO is the difference between the value removed from the pool and the expected cash flows for the loan.

The remaining nonaccretable difference for PCI loans was $53.6 million and $64.2 million at September 30, 2019 and December 31, 2018, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2019	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$29,625	$5,281	$7,436	$12,717	$1,507
Owner occupied	27,926	2,292	10,408	12,700	980
Commercial and industrial	24,485	4,459	1,137	5,596	14
Construction and land development	7,412	6	21	27	3
1-4 family residential	92,733	499	52,664	53,163	2,472
Mortgage warehouse	—	—	—	—	—
Consumer	1,750	2	—	2	—
Broker-dealer	—	—	—	—	—
	183,931	12,539	71,666	84,205	4,976
Non-PCI
Commercial real estate:
Non-owner occupied	3,904	199	3,698	3,897	690
Owner occupied	4,910	3,734	—	3,734	—
Commercial and industrial	24,691	9,200	2,332	11,532	903
Construction and land development	1,504	1,358	—	1,358	—
1-4 family residential	10,442	7,514	—	7,514	—
Mortgage warehouse	—	—	—	—	—
Consumer	42	30	—	30	—
Broker-dealer	—	—	—	—	—
	45,493	22,035	6,030	28,065	1,593
	$229,424	$34,574	$77,696	$112,270	$6,569

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$42,668	$5,549	$7,540	$13,089	$1,125
Owner occupied	36,246	11,657	2,967	14,624	304
Commercial and industrial	27,403	5,491	1,068	6,559	72
Construction and land development	10,992	74	390	464	92
1-4 family residential	106,503	646	57,681	58,327	1,299
Mortgage warehouse	—	—	—	—	—
Consumer	2,185	9	—	9	—
Broker-dealer	—	—	—	—	—
	225,997	23,426	69,646	93,072	2,892
Non-PCI
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	5,231	4,098	—	4,098	—
Commercial and industrial	22,277	9,891	1,740	11,631	721
Construction and land development	3,430	2,711	535	3,246	31
1-4 family residential	8,695	6,922	—	6,922	—
Mortgage warehouse	—	—	—	—	—
Consumer	149	42	—	42	—
Broker-dealer	—	—	—	—	—
	39,782	23,664	2,275	25,939	752
	$265,779	$47,090	$71,921	$119,011	$3,644

Average recorded investment in impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial real estate:
Non-owner occupied	$14,781	$41,305	$14,852	$46,691
Owner occupied	16,489	67,759	17,578	73,531
Commercial and industrial	17,616	24,705	17,659	24,617
Construction and land development	1,432	2,803	2,548	3,090
1-4 family residential	61,587	—	62,963	—
Mortgage warehouse	—	—	—	—
Consumer	35	52	42	119
Broker-dealer	—	—	—	—
Covered	—	—	—	—
	$111,940	$136,624	$115,642	$148,048

Non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2019	2018
Commercial real estate:
Non-owner occupied	$4,993	$1,226
Owner occupied	3,734	4,098
Commercial and industrial	13,313	14,870
Construction and land development	1,358	3,278
1-4 family residential	7,567	7,026
Mortgage warehouse	—	—
Consumer	30	41
Broker-dealer	—	—
	$30,995	$30,539

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At September 30, 2019 and December 31, 2018, non-accrual loans included PCI loans of $4.2 million and $4.9 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. In addition to the non-accrual loans in the table above, $4.5 million and $3.4 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at September 30, 2019 and December 31, 2018, respectively.

Interest income, including recoveries and cash payments, recorded on impaired loans was $0.3 million and $0.5 million during the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $0.9 million during the nine months ended September 30, 2019 and 2018, respectively. Except as noted above, PCI loans are considered to be performing due to the application of the accretion method.

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

Information regarding TDRs granted during the three and nine months ended September 30, 2019, is shown in the following table (dollars in thousands). There were no TDRs granted during the three or nine months ended September 30, 2018. At September 30, 2019 and December 31, 2018, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	—	—	—	—	—	—
Commercial and industrial	2	1,640	1,587	5	9,632	9,113
Construction and land development	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
Covered	—	—	—	—	—	—
	2	$1,640	$1,587	5	$9,632	$9,113

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

There were no TDRs granted during the twelve months preceding September 30, 2019 for which a payment was at least 30 days past due. The following table presents information regarding TDRs granted during the twelve months preceding September 30, 2018, for which a payment was at least 30 days past due (dollars in thousands).

Twelve Months Preceding September 30, 2018
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—
Owner occupied	1	3,294	3,130
Commercial and industrial	—	—	—
Construction and land development	—	—	—
1-4 family residential	—	—	—
Mortgage warehouse	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
Covered	—	—	—
	1	$3,294	$3,130

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
September 30, 2019	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$4,565	$15	$199	$4,779	$1,657,864	$12,717	$1,675,360	$—
Owner occupied	2,915	213	2,347	5,475	1,239,889	12,700	1,258,064	—
Commercial and industrial	9,353	2,449	1,301	13,103	1,371,832	5,596	1,390,531	80
Construction and land development	881	—	—	881	971,318	27	972,226	—
1-4 family residential	2,297	1,904	3,044	7,245	637,843	53,163	698,251	—
Mortgage warehouse	—	—	—	—	725,852	—	725,852	—
Consumer	133	32	—	165	42,613	2	42,780	—
Broker-dealer	—	—	—	—	558,144	—	558,144	—
	$20,144	$4,613	$6,891	$31,648	$7,205,355	$84,205	$7,321,208	$80

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2018	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,174	$199	$—	$1,373	$1,708,160	$13,089	$1,722,622	$—
Owner occupied	1,364	—	4,173	5,537	1,197,337	14,624	1,217,498	75
Commercial and industrial	1,792	1,049	11,051	13,892	1,488,000	6,559	1,508,451	3
Construction and land development	3,549	—	—	3,549	928,896	464	932,909	—
1-4 family residential	5,987	2,484	1,950	10,421	610,515	58,327	679,263	—
Mortgage warehouse	—	—	—	0	243,806	—	243,806	—
Consumer	254	147	—	401	47,136	9	47,546	—
Broker-dealer	—	—	—	—	578,363	—	578,363	—
	$14,120	$3,879	$17,174	$35,173	$6,802,213	$93,072	$6,930,458	$78

In addition to the loans shown in the tables above, PrimeLending had $81.6 million and $83.1 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $82.7 million and $84.0 million, respectively) that were 90 days past due and accruing interest at September 30, 2019 and December 31, 2018, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

The following tables present the internal risk grades of loans, as previously described, in the portfolio by class (in thousands).

September 30, 2019	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,613,156	$—	$49,487	$12,717	$1,675,360
Owner occupied	1,211,767	816	32,781	12,700	1,258,064
Commercial and industrial	1,328,903	881	55,151	5,596	1,390,531
Construction and land development	969,661	—	2,538	27	972,226
1-4 family residential	627,962	—	17,126	53,163	698,251
Mortgage warehouse	725,852	—	—	—	725,852
Consumer	42,736	—	42	2	42,780
Broker-dealer	558,144	—	—	—	558,144
	$7,078,181	$1,697	$157,125	$84,205	$7,321,208

December 31, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,673,424	$—	$36,109	$13,089	$1,722,622
Owner occupied	1,175,225	2,083	25,566	14,624	1,217,498
Commercial and industrial	1,433,227	15,320	53,345	6,559	1,508,451
Construction and land development	929,130	—	3,315	464	932,909
1-4 family residential	601,264	393	19,279	58,327	679,263
Mortgage warehouse	243,806	—	—	—	243,806
Consumer	47,416	—	121	9	47,546
Broker-dealer	578,363	—	—	—	578,363
	$6,681,855	$17,796	$137,735	$93,072	$6,930,458

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

Changes in the allowance for loan losses, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Three Months Ended September 30, 2019	Beginning of Period	for Loan Losses	Charged Off	Charged Off Loans	End of Period
Commercial real estate	$25,114	$757	$(9)	$—	$25,862
Commercial and industrial	20,414	(1,625)	(1,000)	1,393	19,182
Construction and land development	4,396	392	—	—	4,788
1-4 family residential	4,924	485	(12)	14	5,411
Mortgage warehouse	—	—	—	—	—
Consumer	283	(9)	(12)	6	268
Broker-dealer	46	47	—	—	93
Total	$55,177	$47	$(1,033)	$1,413	$55,604

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Nine Months Ended September 30, 2019	Beginning of Period	for Loan Losses	Charged Off	Charged Off loans	End of Period
Commercial real estate	$27,100	$(1,229)	$(9)	$—	$25,862
Commercial and industrial	21,980	87	(5,247)	2,362	19,182
Construction and land development	6,061	(1,273)	—	—	4,788
1-4 family residential	3,956	2,321	(911)	45	5,411
Mortgage warehouse	—	—	—	—	—
Consumer	267	449	(476)	28	268
Broker-dealer	122	(29)	—	—	93
Total	$59,486	$326	$(6,643)	$2,435	$55,604

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Three Months Ended September 30, 2018	Beginning of Period	for Loan Losses	Charged Off	Charged Off Loans	End of Period
Commercial real estate	$26,032	$309	$—	$—	$26,341
Commercial and industrial	23,517	(242)	(1,820)	366	21,821
Construction and land development	7,271	443	—	—	7,714
1-4 family residential	2,552	141	—	31	2,724
Mortgage warehouse	—	—	—	—	—
Consumer	207	27	(26)	7	215
Broker-dealer	417	(371)	—	—	46
Covered	1,974	(678)	(6)	1	1,291
Total	$61,970	$(371)	$(1,852)	$405	$60,152

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Nine Months Ended September 30, 2018	Beginning of Period	for Loan Losses	Charged Off	Charged Off Loans	End of Period
Commercial real estate	$26,413	$(54)	$(18)	$—	$26,341
Commercial and industrial	23,674	(123)	(5,236)	3,506	21,821
Construction and land development	7,844	(130)	—	—	7,714
1-4 family residential	2,362	240	(12)	134	2,724
Mortgage warehouse	—	—	—	—	—
Consumer	311	(82)	(69)	55	215
Broker-dealer	353	(307)	—	—	46
Covered	2,729	(1,382)	(63)	7	1,291
Total	$63,686	$(1,838)	$(5,398)	$3,702	$60,152

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
September 30, 2019	Impairment	Impairment	Loans	Total
Commercial real estate	$7,239	$2,900,768	$25,417	$2,933,424
Commercial and industrial	10,767	1,374,168	5,596	1,390,531
Construction and land development	1,271	970,928	27	972,226
1-4 family residential	608	644,480	53,163	698,251
Mortgage warehouse	—	725,852	—	725,852
Consumer	—	42,778	2	42,780
Broker-dealer	—	558,144	—	558,144
Total	$19,885	$7,217,118	$84,205	$7,321,208

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
December 31, 2018	Impairment	Impairment	Loans	Total
Commercial real estate	$3,909	$2,908,498	$27,713	$2,940,120
Commercial and industrial	10,741	1,491,151	6,559	1,508,451
Construction and land development	3,241	929,204	464	932,909
1-4 family residential	—	620,936	58,327	679,263
Mortgage warehouse	—	243,806	—	243,806
Consumer	—	47,537	9	47,546
Broker-dealer	—	578,363	—	578,363
Total	$17,891	$6,819,495	$93,072	$6,930,458

The allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
September 30, 2019	Impairment	Impairment	Loans	Total
Commercial real estate	$690	$22,685	$2,487	$25,862
Commercial and industrial	903	18,265	14	19,182
Construction and land development	—	4,785	3	4,788
1-4 family residential	—	2,939	2,472	5,411
Mortgage warehouse	—	—	—	—
Consumer	—	268	—	268
Broker-dealer	—	93	—	93
Total	$1,593	$49,035	$4,976	$55,604

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
December 31, 2018	Impairment	Impairment	Loans	Total
Commercial real estate	$—	$25,671	$1,429	$27,100
Commercial and industrial	721	21,187	72	21,980
Construction and land development	31	5,938	92	6,061
1-4 family residential	—	2,657	1,299	3,956
Mortgage warehouse	—	—	—	—
Consumer	—	267	—	267
Broker-dealer	—	122	—	122
Total	$752	$55,842	$2,892	$59,486

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$53,695	$57,373	$66,102	$54,714
Additions	4,166	11,361	8,574	21,090
Sales	—	—	—	(9,303)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(3,769)	1,311	(17,541)	5,984
Due to customer payoffs	(2,795)	(1,241)	(5,838)	(3,681)
Balance, end of period	$51,297	$68,804	$51,297	$68,804

	September 30,	December 31,
	2019	2018
Mortgage loans serviced for others	$4,969,855	$5,086,461
MSR asset as a percentage of serviced mortgage loans	1.03%	1.30%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2019	2018
Weighted average constant prepayment rate	14.40%	10.51%
Weighted average discount rate	11.13%	11.11%
Weighted average life (in years)	5.6	7.1

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2019	2018
Constant prepayment rate:
Impact of 10% adverse change	$(3,099)	$(2,512)
Impact of 20% adverse change	(5,960)	(4,980)
Discount rate:
Impact of 10% adverse change	(1,839)	(2,677)
Impact of 20% adverse change	(3,542)	(5,139)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $6.3 million and $5.4 million during the three months ended September 30, 2019 and 2018, respectively, and $19.2 million and $17.3 million during the nine months ended September 30, 2019 and 2018, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2019	2018
Noninterest-bearing demand	$2,732,325	$2,560,750
Interest-bearing:
NOW accounts	1,393,216	1,358,196
Money market	2,584,244	2,725,541
Brokered - money market	5,000	5,000
Demand	318,484	393,685
Savings	187,433	184,700
Time	1,510,170	1,308,284
	$8,730,872	$8,536,156

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2019	2018
Federal funds purchased	$72,200	$100,100
Securities sold under agreements to repurchase	514,055	576,707
Federal Home Loan Bank	700,000	200,000
Short-term bank loans	216,500	189,000
	$1,502,755	$1,065,807

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

	Nine Months Ended September 30,
	2019	2018
Average balance during the period	$609,162	$683,835
Average interest rate during the period	2.57%	1.76%

	September 30,	December 31,
	2019	2018
Average interest rate at end of period	2.52%	2.43%
Securities underlying the agreements at end of period:
Carrying value	$519,875	$587,609
Estimated fair value	$554,107	$618,231

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

	Nine Months Ended September 30,
	2019	2018
Average balance during the period	$280,824	$253,022
Average interest rate during the period	2.34%	2.04%

	September 30,	December 31,
	2019	2018
Average interest rate at end of period	1.91%	2.65%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2019 and December 31, 2018 was 2.76% and 3.35%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2019	2018
Senior Notes due April 2025, net of discount of $1,273 and $1,393, respectively	$148,727	$148,607
FHLB notes, including premium of $163 and $222, respectively, with maturities ranging from September 2020 to June 2030	3,943	4,391
NLIC note payable due May 2033	10,000	10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Ventures Management lines of credit due May 2020	65,171	48,374
	$245,341	$228,872

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

September 30,
2019
Finance leases:
Premises and equipment	$7,780
Accumulated depreciation	(4,031)
Premises and equipment, net	$3,749

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$11,123	$32,253
Less operating lease and sublease income	(846)	(1,897)
Net operating lease cost	$10,277	$30,356

Finance lease cost:
Amortization of lease assets	$147	$442
Interest on lease liabilities	148	450
Total finance lease cost	$295	$892

Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,047
Operating cash flows from finance leases	450
Financing cash flows from finance leases	438
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$25,951
Finance leases	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	September 30, 2019
	Weighted Average	Weighted Average
Lease Classification	Remaining Lease Term (Years)	Discount Rate
Operating	5.8	5.35%
Finance	6.8	4.78%

Future minimum lease payments under the Leasing Standard as of September 30, 2019, under lease agreements that had commenced as of or subsequent to January 1, 2019, are presented below (in thousands).

	Operating Leases	Finance Leases
2019	$9,221	$298
2020	34,509	1,197
2021	28,671	1,212
2022	22,459	1,241
2023	17,757	1,280
Thereafter	42,761	3,460
Total minimum lease payments	$155,378	$8,688
Less amount representing interest	(24,245)	(3,041)
Lease liabilities	$131,133	$5,647

As of September 30, 2019, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.2 million. These operating leases are expected to commence in October 2019 with lease terms ranging from two to five years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.6 million at September 30, 2019.

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

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 21.8% and 17.0% for the three months ended September 30, 2019 and 2018, respectively, and 22.4% and 21.4% for the nine months ended September 30, 2019 and 2018, respectively. The 2018 effective tax rates are lower than the applicable statutory rates due to tax planning strategies in conjunction with the Tax Legislation and research and development studies. In addition, a tax benefit was recognized in 2018 from the portion of the indemnification reserve that was a deductible settlement amount from the PrimeLending inquiry from the United States Department of Justice (“DOJ”) as described in detail in Note 18 to the consolidated financial statements included in the Company’s 2018 Form 10-K. The 2019 effective tax rates are lower than the applicable statutory rates as a result of prior period tax adjustments.

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

(Unaudited)

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

At September 30, 2019 and December 31, 2018, the mortgage origination segment’s indemnification liability reserve totaled $11.5 million and $10.7 million, respectively. The provision for indemnification losses was $1.0 million and $0.9 million during the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $2.6 million during the nine months ended September 30, 2019 and 2018, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$33,074	$30,545	$33,784	$33,702
Claims made	6,423	5,477	16,110	17,827
Claims resolved with no payment	(7,022)	(578)	(14,289)	(12,331)
Repurchases	(1,506)	(3,513)	(4,150)	(6,847)
Indemnification payments	(243)	—	(729)	(420)
Balance, end of period	$30,726	$31,931	$30,726	$31,931

	Indemnification Liability Reserve Activity (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$10,833	$23,910	$10,701	$23,472
Additions for new sales	954	857	2,236	2,599
Repurchases	(117)	(228)	(325)	(474)
Early payment defaults	(51)	(72)	(290)	(259)
Indemnification payments	(87)	(4)	(182)	(124)
Change in reserves for loans sold in prior years	(81)	(292)	(689)	(1,043)
Balance, end of period	$11,451	$24,171	$11,451	$24,171

	September 30,	December 31,
	2019	2018
Reserve for Indemnification Liability:
Specific claims	$958	$676
Incurred but not reported claims	10,493	10,025
Total	$11,451	$10,701
(1)	The Reserve for Indemnification Liability at September 30, 2018 reflected $13.5 million of specific claims related to an inquiry by the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Department of Justice which was resolved in the fourth quarter of 2018. The resolution of this matter is discussed in detail in Note 18 to the consolidated financial statements included in the Company’s 2018 Form 10-K.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Hilltop and the Bank entered into leases for an aggregate of approximately 72,000 of the total 119,000 square feet of rentable space in Hilltop Plaza to serve as the headquarters for both companies. Affiliates of Mr. Gerald J. Ford also entered into leases for approximately 11,000 square feet of office space in the building. The two separate 129-month office and retail leases of Hilltop and the Bank, respectively, have combined total base rent of approximately $35 million with the first nine months of rent abated. The accounting commencement date of both leases was determined to be June 29, 2019, the date the building was delivered in order for tenant improvement work to commence. The combined operating lease liability, net of lease incentives, recognized during the second quarter of 2019 as a result of the commencement of these leases was $18.9 million. The office and retail leases were considered under the build-to-suit provisions of ASC 840, and the Company was determined to be the accounting owner of the project as its affiliate, HTH Project LLC, has an equity investment in the project. As such, the assets of Hilltop Plaza were recognized during the construction period through December 31, 2018, as costs were incurred to construct the asset, with a corresponding liability representing the costs paid for by the lessor (the Co-Owners). At December 31, 2018, the $27.8 million of costs incurred to date were included within premises and equipment and other liabilities, respectively, in the consolidated balance sheets. The Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of the newly adopted Leasing Standard and concluded it is not the accounting owner. As such, the assets and liabilities of the project were derecognized on January 1, 2019, with the $1.4 million offset representing deferred expenses recognized on the project to date through December 31, 2018, recorded as an increase to retained earnings.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2019 and outstanding financial and performance standby letters of credit of $91.2 million at September 30, 2019.

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

15. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At September 30, 2019, 681,484 shares of common stock remained available for issuance pursuant to awards granted under the 2012 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $3.1 million and $2.4 million during the three months ended September 30, 2019 and 2018, respectively, and $8.1 million and $7.2 million during the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019 and 2018, Hilltop granted 20,806 and 22,269 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the nine months ended September 30, 2019 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2018	1,270	$22.44
Granted	592	$19.30
Vested/Released	(488)	$18.08
Forfeited	(43)	$24.79
Balance, September 30, 2019	1,331	$22.57

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Vested/Released RSUs include an aggregate of 99,709 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2019. Pursuant to certain RSU award agreements, an aggregate of 17,692 vested RSUs at September 30, 2019 require deferral of the settlement in shares and statutory tax obligations to a future date.

During the nine months ended September 30, 2019, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 583,961 RSUs pursuant to the 2012 Plan. Of the RSUs granted during the nine months ended September 30, 2019, 485,962 that were outstanding at September 30, 2019, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the nine months ended September 30, 2019, 91,249 that were outstanding at September 30, 2019, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At September 30, 2019, in the aggregate, 1,093,383 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 238,145 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2019, unrecognized compensation expense related to outstanding RSUs of $15.3 million is expected to be recognized over a weighted average period of 1.66 years.

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

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2019
Tier 1 capital (to average assets):
PlainsCapital	$1,226,270	11.79%	4.0%	4.0%	5.0%
Hilltop	1,775,755	12.67%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,226,270	13.25%	7.0%	7.0%	6.5%
Hilltop	1,729,166	16.15%	7.0%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,226,270	13.25%	8.5%	8.5%	8.0%
Hilltop	1,775,755	16.58%	8.5%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,283,967	13.87%	10.5%	10.5%	10.0%
Hilltop	1,815,134	16.95%	10.5%	10.5%	N/A

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018
Tier 1 capital (to average assets):
PlainsCapital	$1,183,447	12.47%	4.0%	4.0%	5.0%
Hilltop	1,680,364	12.53%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,183,447	13.90%	6.375%	7.0%	6.5%
Hilltop	1,634,978	16.58%	6.375%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,183,447	13.90%	7.875%	8.5%	8.0%
Hilltop	1,680,364	17.04%	7.875%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,245,177	14.63%	9.875%	10.5%	10.0%
Hilltop	1,722,602	17.47%	9.875%	10.5%	N/A

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

At September 30, 2019, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$265,752	$3,076
Less: required net capital	9,152	250
Excess net capital	$256,600	$2,826

Net capital as a percentage of aggregate debit items	58.1%
Net capital in excess of 5% aggregate debit items	$242,873

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At September 30, 2019 and December 31, 2018, the Hilltop Broker-Dealers held cash of $83.9 million and $134.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2019 or December 31, 2018.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of September 30, 2019, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	September 30,	December 31,
	2019	2018
Statutory capital and surplus:
National Lloyds Insurance Company	$63,586	$78,637
American Summit Insurance Company	19,463	17,908

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statutory net income (loss):
National Lloyds Insurance Company	$4,797	$5,442	$4,388	$6,576
American Summit Insurance Company	470	(2,765)	1,186	(1,482)

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2019, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2019, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

17. Stockholders’ Equity

Dividends

During the nine months ended September 30, 2019 and 2018, the Company declared and paid cash dividends of $0.24 and $0.21 per common share, or an aggregate of $22.4 million and $20.1 million, respectively.

On October 24, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.08 per common share, payable on December 3, 2019, to all common stockholders of record as of the close of business on November 15, 2019.

Stock Repurchases

In January 2019, the Hilltop board of directors authorized a new stock repurchase program through January 2020, pursuant to which the Company was authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

On August 19, 2019, the Company entered into a Securities Purchase Agreement to purchase 2,175,404 shares of its common stock from Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and Oak Hill Capital Management, LLC (collectively, “Oak Hill Capital”). The Hilltop board of directors, other than Messrs. J. Taylor Crandall and Gerald J. Ford, considered and approved the purchase of the shares of Hilltop common stock from Oak Hill Capital. Hilltop director J. Taylor Crandall is a founding Managing Partner of Oak Hill Capital Management, LLC. The purchase was consummated on August 20, 2019 at a purchase price of $48.4 million, or $22.25 per share. The purchase price per share was determined by the weighted average of the closing prices of Hilltop common stock as reported by the New York Stock Exchange for each trading day commencing on August 12, 2019 and ending on August 16, 2019. The repurchase of shares by Hilltop from Oak Hill Capital fully utilized all remaining availability of the stock repurchase program previously authorized in January 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the nine months ended September 30, 2019, the Company paid $73.4 million to repurchase an aggregate of 3,390,247 shares of common stock at an average price of $21.64 per share. These amounts are inclusive of the repurchase of shares by Hilltop from Oak Hill Capital discussed above. These shares were returned to the Company’s pool of authorized but unissued shares of common stock. The purchases were funded from available cash balances. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2018 Form 10-K.

18. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and Eurodollar futures. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps and U.S. Treasury bond futures and options to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses U.S. Treasury bond, Eurodollar futures and municipal market data, or MMD, rate locks to hedge changes in the fair value of its securities.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 4 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. These changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 4 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate.

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$5,881	$2,171	$23,285	$9,036
Hilltop Broker-Dealers	(5,984)	3,648	4,790	1,411
Bank	(25)	(16)	(171)	143

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	September 30, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,695,917	$31,392	$677,267	$17,421
Customer-based written options	31,200	—	31,200	(49)
Customer-based purchased options	31,200	—	31,200	49
Commitments to purchase MBSs	3,847,878	9,175	2,359,630	10,467
Commitments to sell MBSs	7,056,929	(5,994)	3,711,477	(19,315)
Interest rate swaps	37,067	135	15,104	82
U.S. Treasury bond futures and options (1)	268,700	—	367,200	—
Eurodollar futures (1)	48,000	—	104,000	—

(1)    Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

PrimeLending had cash collateral advances totaling $0.1 million and $11.9 million to offset net liability derivative positions on its commitments to sell MBSs at September 30, 2019 and December 31, 2018, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $2.7 million and $3.4 million on U.S. Treasury bond futures and options and Eurodollar futures at September 30, 2019 and December 31, 2018, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2019
Securities borrowed:
Institutional counterparties	$1,636,796	$—	$1,636,796	$(1,583,664)	$—	$53,132

Interest rate options:
Customer counterparties	—	—	—	—	—	—

Interest rate swaps:
Institutional counterparties	392	(168)	224	(224)	—	—

Reverse repurchase agreements:
Institutional counterparties	49,998	—	49,998	(49,840)	—	158

Forward MBS derivatives:
Institutional counterparties	9,175	—	9,175	(9,175)	—	—
	$1,696,361	$(168)	$1,696,193	$(1,642,903)	$—	$53,290
December 31, 2018
Securities borrowed:
Institutional counterparties	$1,365,547	$—	$1,365,547	$(1,307,121)	$—	$58,426

Interest rate options:
Customer counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	88	—	88	—	—	88

Reverse repurchase agreements:
Institutional counterparties	61,611	—	61,611	(61,390)	—	221

Forward MBS derivatives:
Institutional counterparties	10,469	—	10,469	(10,469)	—	—
	$1,437,764	$—	$1,437,764	$(1,378,980)	$—	$58,784

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2019
Securities loaned:
Institutional counterparties	$1,505,118	$—	$1,505,118	$(1,454,240)	$—	$50,878

Interest rate options:
Institutional counterparties	—	—	—	—	—	—

Interest rate swaps:
Institutional counterparties	89	—	89	—	—	89

Repurchase agreements:
Institutional counterparties	495,564	—	495,564	(495,564)	—	—
Customer counterparties	18,491	—	18,491	(18,491)	—	—

Forward MBS derivatives:
Institutional counterparties	8,555	(2,561)	5,994	(3,720)	—	2,274
	$2,027,817	$(2,561)	$2,025,256	$(1,972,015)	$—	$53,241
December 31, 2018
Securities loaned:
Institutional counterparties	$1,186,073	$—	$1,186,073	$(1,136,033)	$—	$50,040

Interest rate options:
Institutional counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	6	—	6	—	—	6

Repurchase agreements:
Institutional counterparties	533,441	—	533,441	(533,441)	—	—
Customer counterparties	43,266	—	43,266	(43,266)	—	—

Forward MBS derivatives:
Institutional counterparties	19,331	(15)	19,316	(7,728)	—	11,588
	$1,782,166	$(15)	$1,782,151	$(1,720,468)	$—	$61,683

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2019 and December 31, 2018.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2019	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$35,335	$—	$—	$—	$35,335
Asset-backed securities	478,720	—	—	—	478,720

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,505,005	—	—	—	1,505,005
Total	$2,019,173	$—	$—	$—	$2,019,173

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,019,173
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2018	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$131,848	$—	$—	$—	$131,848
Asset-backed securities	444,859	—	—	—	444,859

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,185,960	—	—	—	1,185,960
Total	$1,762,780	$—	$—	$—	$1,762,780

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,762,780
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2019	2018
Receivables:
Securities borrowed	$1,636,796	$1,365,547
Securities failed to deliver	15,878	16,300
Trades in process of settlement	55,982	32,993
Other	23,323	25,447
	$1,731,979	$1,440,287
Payables:
Securities loaned	$1,505,118	$1,186,073
Correspondents	24,670	29,311
Securities failed to receive	10,485	75,015
Other	5,890	4,526
	$1,546,163	$1,294,925

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Reserve for Losses and Loss Adjustment Expenses

A summary of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	September 30,	December 31,
	2019	2018
Reserve for unpaid losses and allocated LAE balance, net	$18,403	$16,498
Reinsurance recoverables on unpaid losses	847	3,214
Unallocated LAE	788	840
Reserve for unpaid losses and LAE balance, gross	$20,038	$20,552

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

			September 30, 2019
			Total of
			IBNR Reserves
			Plus Expected	Cumulative
Accident	Nine Months Ended September 30, 2019		Development on	Number of
Year	Paid	Incurred	Reported Claims	Reported Claims
2016	$83,540	$83,978	$272	20,180
2017	87,039	87,743	418	20,738
2018	69,823	73,703	2,128	15,290
2019	38,936	52,183	5,656	11,701
Total	$279,338	$297,607
	134	All outstanding reserves prior to 2016, net of reinsurance
	$18,403	Reserve for unpaid losses and allocated LAE, net of reinsurance

22. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2019, total reinsurance recoverables and receivables had a carrying value of $1.1 million, which is included in other assets within the consolidated balance sheets. There was no allowance for uncollectible accounts at September 30, 2019, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$31,269	$31,698	$32,738	$33,399	$97,621	$95,161	$101,624	$100,139
Reinsurance assumed	3,440	3,289	3,414	3,181	10,191	9,736	10,023	9,292
Reinsurance ceded	(2,333)	(2,333)	(2,353)	(2,395)	(5,574)	(5,574)	(6,698)	(6,826)
Net premiums	$32,376	$32,654	$33,799	$34,185	$102,238	$99,323	$104,949	$102,605

The effects of reinsurance on incurred losses and LAE are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Losses and LAE incurred	$14,508	$19,158	$53,450	$56,479
Reinsurance recoverables	169	(446)	1,134	2,174
Net loss and LAE incurred	$14,677	$18,712	$54,584	$58,653

Catastrophic coverage

Effective July 1, 2019, NLC renewed its catastrophic excess of loss reinsurance coverage for a one-year period. At September 30, 2019, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $2 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6 million of reinsurance coverage in excess of its $2 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8 million is comprised of three layers of protection: $12 million in excess of $8 million retention and/or loss; $25 million in excess of $20 million loss; and $50 million in excess of $45 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $2 million, respectively. At September 30, 2019, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$97,642	$13,724	$(2,725)	$566	$(1,384)	$5,389	$113,212
Provision (recovery) for loan losses	—	47	—	—	—	—	47
Noninterest income	8,856	107,742	194,857	34,896	460	(5,410)	341,401
Noninterest expense	53,767	94,411	160,634	28,923	12,561	(187)	350,109
Income (loss) before income taxes	$52,731	$27,008	$31,498	$6,539	$(13,485)	$166	$104,457

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$283,755	$37,984	$(4,224)	$1,802	$(4,045)	$14,747	$330,019
Provision (recovery) for loan losses	355	(29)	—	—	—	—	326
Noninterest income	30,219	304,607	477,438	107,539	1,850	(14,913)	906,740
Noninterest expense	172,744	277,088	417,032	98,850	37,397	(240)	1,002,871
Income (loss) before income taxes	$140,875	$65,532	$56,182	$10,491	$(39,592)	$74	$233,562

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$94,921	$12,432	$363	$733	$(3,275)	$5,167	$110,341
Provision (recovery) for loan losses	—	(371)	—	—	—	—	(371)
Noninterest income	11,365	82,834	144,400	36,724	523	(6,149)	269,697
Noninterest expense	67,714	85,713	140,006	33,807	8,656	(185)	335,711
Income (loss) before income taxes	$38,572	$9,924	$4,757	$3,650	$(11,408)	$(797)	$44,698

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$269,517	$37,873	$2,009	$2,313	$(7,848)	$14,745	$318,609
Provision (recovery) for loan losses	(1,531)	(307)	—	—	—	—	(1,838)
Noninterest income	32,188	224,969	434,262	108,288	1,246	(16,679)	784,274
Noninterest expense	192,626	241,456	420,736	104,532	23,399	(319)	982,430
Income (loss) before income taxes	$110,610	$21,693	$15,535	$6,069	$(30,001)	$(1,615)	$122,291

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
September 30, 2019
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$10,938,112	$3,368,574	$2,242,522	$254,243	$2,365,800	$(4,332,222)	$14,837,029

December 31, 2018
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$10,004,971	$3,213,115	$1,627,134	$253,513	$2,243,182	$(3,658,343)	$13,683,572

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

24. Earnings per Common Share

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, if applicable. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method since there were no instruments which qualified as participating securities during the three or nine months ended September 30, 2019 or 2018.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and nine months ended September 30, 2019 and 2018, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share:
Net earnings available to Hilltop common stockholders	$79,418	$35,805	$176,015	$93,326

Weighted average shares outstanding - basic	91,745	94,554	92,931	95,264

Basic earnings per common share	$0.87	$0.38	$1.89	$0.98

Diluted earnings per share:
Income attributable to Hilltop	$79,418	$35,805	$176,015	$93,326

Weighted average shares outstanding - basic	91,745	94,554	92,931	95,264
Effect of potentially dilutive securities	79	56	28	91
Weighted average shares outstanding - diluted	91,824	94,610	92,959	95,355

Diluted earnings per common share	$0.86	$0.38	$1.89	$0.98

SCHEDULE I – Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance

(dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				September 30, 2019
					Total of
					Incurred
					But Not
					Reported
					Reserves Plus	Cumulative
					Development	Number of
Accident	September 30, 2019				On Reported	Reported
Year	2016	2017	2018	2019	Claims	Claims
2016	$84,771	$85,189	$84,076	$83,978	$272	20,180
2017		87,899	88,025	87,743	418	20,738
2018			75,217	73,703	2,128	15,290
2019				52,183	5,656	11,701
				$297,607

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	September 30, 2019
Year	2016	2017	2018	2019
2016	$71,543	$81,682	$83,169	$83,540
2017		77,675	86,319	87,039
2018			61,922	69,823
2019				38,936
Total				$279,338
All outstanding reserves prior to 2016, net of reinsurance				134
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance				$18,403

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate loan losses and increases to the allowance for loan losses as a result of the implementation of CECL, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	changes in the interest rate environment;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	risks associated with concentration in real estate related loans;

●	effectiveness of our data security controls in the face of cyber attacks;
●	severe catastrophic events in Texas and other areas of the southern United States;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer, mortgage origination and insurance segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders, government agencies and insurance companies;
●	legal and regulatory proceedings;
●	failure of our insurance segment reinsurers to pay obligations under reinsurance contracts;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

During the three and nine months ended September 30, 2019, our net income to common stockholders was $79.4 million, or $0.86 per diluted share, and $176.0 million, or $1.89 per diluted share, respectively. We declared total common dividends of $0.08 and $0.24 per share during the three and nine months ended September 30, 2019, respectively, which resulted in dividend payout ratios of 9.24% and 12.67%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $73.4 million to repurchase our common stock during the nine months ended September 30, 2019.

We reported $104.5 million and $233.6 million of consolidated income before income taxes during the three and nine months ended September 30, 2019, respectively, including the following contributions from our four reportable business segments.

●	The banking segment contributed $52.7 million and $140.9 million of income before income taxes during the three and nine months ended September 30, 2019, respectively;
●	The broker-dealer segment contributed $27.0 million and $65.5 million of income before income taxes during the three and nine months ended September 30, 2019, respectively;
●	The mortgage origination segment contributed $31.5 million and $56.2 million of income before income taxes during the three and nine months ended September 30, 2019, respectively; and
●	The insurance segment contributed $6.5 million and $10.5 million of income before income taxes during the three and nine months ended September 30, 2019.

At September 30, 2019, on a consolidated basis, we had total assets of $14.8 billion, total deposits of $8.7 billion, total loans, including loans held for sale, of $9.2 billion and stockholders’ equity of $2.1 billion.

Factors Affecting Results of Operations

Changes in Management and Efficiency Initiative-Related Charges

On February 21, 2019, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Alan B. White, our Vice Chairman and Co-Chief Executive Officer, in connection with his retirement effective April 1, 2019 (the “Retirement Date”). Pursuant to the Separation Agreement, effective as of the Retirement Date, Mr. White resigned from all positions with Hilltop and its subsidiaries, including, without limitation, Vice Chairman of our Board of Directors and Co-Chief Executive Officer of Hilltop. The Separation Agreement also provides that Mr. White’s retention agreement with the Company, as amended, terminated on the Retirement Date, except for certain provisions that addressed, among other items, non-competition, non-solicitation, confidential information and arbitration. Effective April 1, 2019, Jeremy B. Ford became Hilltop’s sole Chief Executive Officer, Chairman of the Executive Committee of the Board of Directors of Hilltop and the Chairman of the Bank. The Separation Agreement, in accordance with Mr. White’s retention agreement, provided for aggregate payments of $12.4 million to Mr. White, subject to any delay required under Section 409A of the Internal Revenue Code. During the nine months ended September 30, 2019, our financial results included the recognition within corporate of a pre-tax charge within employees’ compensation and benefits of $5.8 million in the first quarter of 2019 associated with Mr. White’s retirement.

On February 19, 2019, we entered into a retention agreement with Hill A. Feinberg (the “Feinberg Retention Agreement") to set forth the terms of his ongoing role with the Company. The Feinberg Retention Agreement provides that, as of February 20, 2019, Mr. Feinberg resign as President and Chief Executive Officer of Hilltop Securities and from all other positions with Hilltop and its subsidiaries, other than as Chairman of the Board of Directors of Hilltop Securities, as a member of the Board of Directors of Hilltop and a member of Executive Committee of the Board of Directors of Hilltop. Pursuant to the Feinberg Retention Agreement, Mr. Feinberg served as the Chairman of the Board of Directors of Hilltop Securities until June 30, 2019, at which time he became Chairman Emeritus of Hilltop Securities and resigned from his membership on the Executive Committee of the Board of Directors of Hilltop. The Feinberg Retention Agreement provides for aggregate payments of $1.4 million to Mr. Feinberg upon his termination, resignation or death, of which $0.9 million was paid during the first quarter of 2019. Mr. Feinberg may resign or be terminated at any time. We appointed M. Bradley Winges to succeed Mr. Feinberg as President and Chief Executive Officer of Hilltop Securities effective February 20, 2019. In connection with the appointment of Mr. Winges, Hilltop and Mr. Winges entered into an employment agreement providing for a sign-on cash bonus of $1.5 million, among other benefits, on the effective date of his employment. During the nine months ended September 30, 2019, the broker-dealer segment’s financial results reflect aggregate pre-tax charges within employees’ compensation and benefits noninterest expenses of $2.2 million related to these items, all of which were recognized in the first quarter of 2019.

During the nine months ended September 30, 2019, the total impact of the above noted changes in management was $8.0 million before income taxes, all of which was recognized during the first quarter of 2019. These changes and the related impact on our results of operations are collectively referred to as the “Leadership Changes.”

In addition to the costs associated with the Leadership Changes, during the nine months ended September 30, 2019, Corporate and the broker-dealer segment recognized $0.4 million and $1.0 million, respectively, in efficiency initiative-related charges.

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improve operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single, enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement within our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. We believe that costs incurred related to these Core System Improvements and the consolidation of common back office functions will continue to represent an increasingly significant portion of our noninterest expenses in the near term, but we are making such investments with the expectation that they will result in cost savings over the long term. Costs related to our Core System Improvements, disaggregated by segment between internal-use software costs that were capitalized as premises and equipment and costs that were recorded to noninterest expense, were as follows (in thousands).

			Mortgage			Hilltop
Three Months Ended September 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$810	$1,033	$—	$1,488	$3,331
Noninterest expense	—	1,431	708	—	873	3,012
Total	$—	$2,241	$1,741	$—	$2,361	$6,343

			Mortgage			Hilltop
Nine Months Ended September 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$2,664	$5,401	$—	$2,825	$10,890
Noninterest expense	—	3,557	2,478	—	2,732	8,767
Total	$—	$6,221	$7,879	$—	$5,557	$19,657

			Mortgage			Hilltop
Three Months Ended September 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$984	$1,457	$—	$1,033	$3,474
Noninterest expense	—	1,052	129	—	410	1,591
Total	$—	$2,036	$1,586	$—	$1,443	$5,065

			Mortgage			Hilltop
Nine Months Ended September 30, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$2,131	$1,457	$—	$1,938	$5,526
Noninterest expense	—	3,028	1,849	—	1,661	6,538
Total	$—	$5,159	$3,306	$—	$3,599	$12,064

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

Termination of FDIC Loss-Share Agreements

In the fourth quarter of 2018, the Bank terminated its loss-share agreements with the FDIC which were entered into in connection with the FNB Transaction, resulting in a $6.26 million payment from the FDIC to the Bank. Prior to the termination, the Bank recorded “true-up” accruals of $0.3 million during the nine months ended September 30, 2018, with respect to the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”). The true-up accrual was based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if actual losses incurred and billed to the FDIC through loss sharing were below a stated threshold. During the three and nine months ended September 30, 2018, the Bank also recorded $0.7 million and $6.5 million, respectively, of amortization of excess book value of its receivables under the loss-share agreements (the “FDIC Indemnification Asset”) due to lower projected collections from the FDIC than were initially estimated at the acquisition date.

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

The broker-dealer segment includes the operations of Securities Holdings, which operates through its wholly owned subsidiaries Hilltop Securities and HTS Independent Network. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”). HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, HTS Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

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

	Three Months Ended September 30,		Variance 2019 vs 2018		Nine Months Ended September 30,		Variance 2019 vs 2018
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net interest income (expense):
Banking	$97,642	$94,921	$2,721	3%	$283,755	$269,517	$14,238	5%
Broker-Dealer	13,724	12,432	1,292	10%	37,984	37,873	111	0%
Mortgage Origination	(2,725)	363	(3,088)	(851)%	(4,224)	2,009	(6,233)	(310)%
Insurance	566	733	(167)	(23)%	1,802	2,313	(511)	(22)%
Corporate	(1,384)	(3,275)	1,891	58%	(4,045)	(7,848)	3,803	48%
All Other and Eliminations	5,389	5,167	222	4%	14,747	14,745	2	0%
Hilltop Consolidated	$113,212	$110,341	$2,871	3%	$330,019	$318,609	$11,410	4%

Provision (recovery) for loan losses:
Banking	$—	$—	$—	—%	$355	$(1,531)	$1,886	123%
Broker-Dealer	47	(371)	418	113%	(29)	(307)	278	91%
Mortgage Origination	—	—	—	—%	—	—	—	—%
Insurance	—	—	—	—%	—	—	—	—%
Corporate	—	—	—	—%	—	—	—	—%
All Other and Eliminations	—	—	—	—%	—	—	—	—%
Hilltop Consolidated	$47	$(371)	$418	113%	$326	$(1,838)	$2,164	118%

Noninterest income:
Banking	$8,856	$11,365	$(2,509)	(22)%	$30,219	$32,188	$(1,969)	(6)%
Broker-Dealer	107,742	82,834	24,908	30%	304,607	224,969	79,638	35%
Mortgage Origination	194,857	144,400	50,457	35%	477,438	434,262	43,176	10%
Insurance	34,896	36,724	(1,828)	(5)%	107,539	108,288	(749)	(1)%
Corporate	460	523	(63)	(12)%	1,850	1,246	604	48%
All Other and Eliminations	(5,410)	(6,149)	739	12%	(14,913)	(16,679)	1,766	11%
Hilltop Consolidated	$341,401	$269,697	$71,704	27%	$906,740	$784,274	$122,466	16%

Noninterest expense:
Banking	$53,767	$67,714	$(13,947)	(21)%	$172,744	$192,626	$(19,882)	(10)%
Broker-Dealer	94,411	85,713	8,698	10%	277,088	241,456	35,632	15%
Mortgage Origination	160,634	140,006	20,628	15%	417,032	420,736	(3,704)	(1)%
Insurance	28,923	33,807	(4,884)	(14)%	98,850	104,532	(5,682)	(5)%
Corporate	12,561	8,656	3,905	45%	37,397	23,399	13,998	60%
All Other and Eliminations	(187)	(185)	(2)	(1)%	(240)	(319)	79	25%
Hilltop Consolidated	$350,109	$335,711	$14,398	4%	$1,002,871	$982,430	$20,441	2%

Income (loss) before income taxes:
Banking	$52,731	$38,572	$14,159	37%	$140,875	$110,610	$30,265	27%
Broker-Dealer	27,008	9,924	17,084	172%	65,532	21,693	43,839	202%
Mortgage Origination	31,498	4,757	26,741	562%	56,182	15,535	40,647	262%
Insurance	6,539	3,650	2,889	79%	10,491	6,069	4,422	73%
Corporate	(13,485)	(11,408)	(2,077)	(18)%	(39,592)	(30,001)	(9,591)	(32)%
All Other and Eliminations	166	(797)	963	121%	74	(1,615)	1,689	105%
Hilltop Consolidated	$104,457	$44,698	$59,759	134%	$233,562	$122,291	$111,271	91%

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income increased during the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, primarily due to an increase within our banking segment and, to a lesser extent within corporate, partially offset by a decrease within our mortgage origination segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services. We generated $176.2 million and $177.8 million in securities commissions and fees and investment and securities advisory fees and commissions, and $118.8 million and $36.2 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the nine months ended September 30, 2019 and 2018, respectively.

(ii)Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2019 and 2018, we generated $477.4 million and $431.4 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)Income from insurance operations. Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $99.3 million and $102.6 million in net insurance premiums earned during the nine months ended September 30, 2019 and 2018, respectively.

The increase in noninterest income noted in the segment results table previously presented was primarily due to increases of $82.6 million in gains from derivative and trading portfolio activities within our broker-dealer segment and $46.0 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended September 30, 2019 was $79.4 million, or $0.86 per diluted share, compared with net income applicable to common stockholders of $35.8 million, or $0.38 per diluted share, during the three months ended September 30, 2018. Net income applicable to common stockholders during the nine months ended September 30, 2019 was $176.0 million, or $1.89 per diluted share, compared with net income applicable to common stockholders of $93.3 million, or $0.98 per diluted share, during the nine months ended September 30, 2018. The nine months ended September 30, 2019 included costs incurred associated with significant Leadership Changes and efficiency initiative-related charges which, in the aggregate, totaled $9.4 million before income taxes.

Certain items included in net income for the three and nine months ended September 30, 2019 and 2018 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the BORO Acquisition (collectively, the “Bank Transactions”). Income before taxes included the following purchase accounting items related to the Bank Transactions (in thousands).

Three Months Ended September 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$732	$5,874	$300	$928	$7,835
Amortization of identifiable intangibles	(1,000)	(69)	(174)	(635)	(1,878)

Nine Months Ended September 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$1,834	$15,813	$1,307	$3,909	$22,862
Amortization of identifiable intangibles	(3,002)	(221)	(522)	(2,063)	(5,808)

Three Months Ended September 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$610	$4,236	$416	$2,560	$7,822
Amortization of identifiable intangibles	(1,448)	(107)	(195)	(476)	(2,226)

Nine Months Ended September 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$1,550	$19,530	$1,665	$2,560	$25,305
Amortization of identifiable intangibles	(4,344)	(336)	(585)	(476)	(5,741)

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average stockholder's equity	15.55%	7.41%	11.81%	6.52%
Return on average assets	2.26%	1.07%	1.76%	0.96%
Net interest margin (1) (3) (4)	3.45%	3.48%	3.54%	3.49%
Net interest margin (taxable equivalent) (2) (3) (4)	3.46%	3.49%	3.55%	3.50%
(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)	Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21%. The interest income earned on certain earnings assets is completely or partially exempt from federal income tax. See footnote 2 to the consolidated net interest income tables for the taxable equivalent adjustments to interest income.
(3)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 36 basis points and 41 basis points during the three months ended September 30, 2019 and 2018, respectively, and 41 basis points during both the nine months ended September 30, 2019 and 2018, respectively.
(4)	During the three months ended September 30, 2019 and 2018, purchase accounting contributed 26 basis points and 28 basis points, respectively, to both net interest margin and taxable equivalent net interest margin. During the nine months ended September 30, 2019 and 2018, purchase accounting contributed 27 and 31 basis points, respectively, to both net interest margin and taxable equivalent net interest margin.

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

During the three months ended September 30, 2019 and 2018, purchase accounting contributed 26 and 28 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.46% and 3.49%, respectively. During the nine months ended September 30, 2019 and 2018, purchase accounting contributed 27 and 31 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.55% and 3.50%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Three Months Ended September 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$847	$5,874	$276	$870	$7,868
Accretion (amortization) of discount (premium) on acquired securities	(115)	—	8	58	(49)

Nine Months Ended September 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$2,287	$15,813	$1,225	$3,723	$23,047
Accretion (amortization) of discount (premium) on acquired securities	(453)	—	22	186	(245)

Three Months Ended September 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$915	$4,236	$435	$2,560	$8,147
Amortization of premium on acquired securities	(305)	—	—	—	(305)

Nine Months Ended September 30, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$2,602	$19,530	$1,665	$2,560	$26,357
Amortization of premium on acquired securities	(1,052)	—	—	—	(1,052)

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,754,975	$18,178	4.14%	$1,718,410	$20,409	4.75%
Loans held for investment, gross (1)	7,167,169	101,402	5.57%	6,767,004	93,126	5.41%
Investment securities - taxable	1,815,454	15,733	3.47%	1,625,368	11,964	2.94%
Investment securities - non-taxable (2)	240,595	1,694	2.82%	250,042	1,950	3.12%
Federal funds sold and securities purchased under agreements to resell	50,522	251	1.97%	202,274	956	1.87%
Interest-bearing deposits in other financial institutions	330,968	1,928	2.31%	379,160	1,915	2.00%
Securities borrowed	1,565,608	21,010	5.25%	1,550,902	16,346	4.12%
Other	83,379	1,862	8.89%	89,718	1,879	8.33%
Interest-earning assets, gross (2)	13,008,670	162,058	4.92%	12,582,878	148,545	4.66%
Allowance for loan losses	(55,710)			(61,736)
Interest-earning assets, net	12,952,960			12,521,142
Noninterest-earning assets	1,389,963			1,299,974
Total assets	$14,342,923			$13,821,116

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,943,901	$18,887	1.26%	$5,608,748	$12,353	0.87%
Securities loaned	1,448,345	17,889	4.90%	1,415,231	13,984	3.92%
Notes payable and other borrowings	1,605,598	11,968	2.94%	1,720,823	11,648	2.68%
Total interest-bearing liabilities	8,997,844	48,744	2.15%	8,744,802	37,985	1.72%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,680,729			2,538,833
Other liabilities	611,337			602,983
Total liabilities	12,289,910			11,886,618
Stockholders’ equity	2,029,511			1,918,977
Noncontrolling interest	23,502			15,521
Total liabilities and stockholders' equity	$14,342,923			$13,821,116

Net interest income (2)		$113,314			$110,560
Net interest spread (2)			2.77%			2.94%
Net interest margin (2)			3.46%			3.49%

	Nine Months Ended September 30,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,361,789	$45,706	4.48%	$1,535,489	$53,264	4.63%
Loans held for investment, gross (1)	7,030,961	299,069	5.63%	6,485,223	264,139	5.39%
Investment securities - taxable	1,780,581	45,972	3.44%	1,634,095	35,378	2.89%
Investment securities - non-taxable (2)	230,119	5,040	2.92%	253,756	5,892	3.10%
Federal funds sold and securities purchased under agreements to resell	62,021	1,008	2.17%	206,940	2,296	1.48%
Interest-bearing deposits in other financial institutions	386,587	7,061	2.44%	476,035	6,283	1.76%
Securities borrowed	1,537,131	53,386	4.58%	1,544,198	50,132	4.28%
Other	71,292	5,215	9.77%	76,718	5,021	8.74%
Interest-earning assets, gross (2)	12,460,481	462,457	4.92%	12,212,454	422,405	4.59%
Allowance for loan losses	(58,218)			(63,615)
Interest-earning assets, net	12,402,263			12,148,839
Noninterest-earning assets	1,407,649			1,271,811
Total assets	$13,809,912			$13,420,650

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,854,440	$54,029	1.23%	$5,490,398	$31,164	0.76%
Securities loaned	1,402,467	46,097	4.39%	1,387,949	42,798	4.12%
Notes payable and other borrowings	1,355,420	31,907	3.13%	1,503,572	29,155	2.58%
Total interest-bearing liabilities	8,612,327	132,033	2.05%	8,381,919	103,117	1.64%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,584,114			2,484,040
Other liabilities	595,419			634,524
Total liabilities	11,791,860			11,500,483
Stockholders’ equity	1,994,877			1,913,513
Noncontrolling interest	23,175			6,654
Total liabilities and stockholders' equity	$13,809,912			$13,420,650

Net interest income (2)		$330,424			$319,288
Net interest spread (2)			2.87%			2.94%
Net interest margin (2)			3.55%			3.50%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

On a consolidated basis, net interest income increased during the three and nine months ended September 30, 2019, compared with the same periods in 2018, primarily due to changes attributable to both volumes and yields within our banking segment, partially offset by a decrease in accretion of discount on loans. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision (recovery) for loan losses is determined by management as the amount to be added to (recovered from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. Substantially all of our consolidated provision (recovery) for loan losses is related to the banking segment. During the nine months ended September 30, 2019, the provision for loan losses was impacted by the banking segment’s release of a $2.0 million reserve associated with previously estimated hurricane loss exposures due to improved customer performance. The provision for loan losses was comprised of the following (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Charges (recovery of charges) relating to newly originated loans and acquired loans without credit impairment at acquisition	$(932)	$477	$(1,630)	$272
Charges (recovery of charges) on PCI loans	979	(848)	1,956	(2,110)
Provision (recovery) for loan losses	$47	$(371)	$326	$(1,838)

Consolidated noninterest income increased during the three months ended September 30, 2019, compared with the same period in 2018, primarily due to increases in noninterest income within our mortgage origination and broker-dealer segments, partially offset by decreases within our banking and insurance segments. Consolidated noninterest income increased during the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to increases in noninterest income within our broker-dealer and mortgage origination segments, partially offset by decreases within our banking and insurance segments.

Consolidated noninterest expense increased during the three months ended September 30, 2019, compared with the same period in 2018, primarily due to increases in noninterest expense within our mortgage origination and broker-dealer segments as well as corporate, partially offset by decreases within our banking and insurance segments. Consolidated noninterest expense increased during the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to increases within our broker-dealer segment and corporate, partially offset by decreases within our banking, insurance and mortgage origination segments.

Consolidated effective income tax rates during the three months ended September 30, 2019 and 2018, were 21.8% and 17.0%, respectively, and for the nine months ended September 30, 2019 and 2018, were 22.4% and 21.4%, respectively. The 2018 effective tax rates are lower than the applicable statutory rates due to tax planning strategies in conjunction with the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) and research and development tax planning studies. In addition, a tax benefit was recognized in 2018 from the portion of the indemnification reserve that was a deductible settlement amount from the PrimeLending inquiry from the United States Department of Justice (“DOJ”) as described in detail in Note 18 to the consolidated financial statements included in the Company’s 2018 Form 10-K. The 2019 effective tax rates are lower than the applicable statutory rates as a result of prior period tax adjustments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income	$97,642	$94,921	$2,721	$283,755	$269,517	$14,238
Provision (recovery) for loan losses	—	—	—	355	(1,531)	1,886
Noninterest income	8,856	11,365	(2,509)	30,219	32,188	(1,969)
Noninterest expense	53,767	67,714	(13,947)	172,744	192,626	(19,882)
Income before income taxes	$52,731	$38,572	$14,159	$140,875	$110,610	$30,265

Income before income taxes increased during the three and nine months ended September 30, 2019, compared with the same periods in 2018. The increase during the three months ended September 30, 2019, compared with the same period in 2018, was due to a decrease in noninterest expenses, comprising primarily transaction expenses related to the BORO Acquisition. The increase during the nine months ended September 30, 2019, compared with the same period in 2018, was due to the decrease in BORO transaction expenses as well as an increase in net interest income associated with net volume and yield changes, partially offset by an increase in deposit rates and a decline in accretion of discount on loans. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The ratios shown in the table below include certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Efficiency ratio (1)	50.49%	63.71%	55.02%	63.85%
Return on average assets	1.51%	1.19%	1.43%	1.20%
Net interest margin (2) (4)	3.97%	4.13%	4.08%	4.13%
Net interest margin (taxable equivalent) (3) (4)	3.98%	4.14%	4.09%	4.14%
Net recoveries (charge-offs) to average loans outstanding	0.02%	(0.09)%	(0.09)%	(0.04)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)	Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for the periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.
(4)	During the three months ended September 30, 2019 and 2018, purchase accounting contributed 35 basis points and 39 basis points, respectively, to net interest margin and taxable equivalent net interest margin. During the nine months ended September 30, 2019 and 2018, purchase accounting contributed 37 basis points and 44 basis points, respectively, to net interest margin and taxable equivalent net interest margin.

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

During the three months ended September 30, 2019 and 2018, purchase accounting contributed 35 and 39 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.98% and 4.14%, respectively. During the nine months ended September 30, 2019 and 2018, purchase accounting contributed 37 and 44 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 4.09% and 4.14%, respectively. These purchase accounting items are associated with the Bank Transactions as detailed in the tables previously presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,611,749	$94,087	5.60%	$6,161,885	$87,086	5.56%
Subsidiary warehouse lines of credit	1,591,926	18,282	4.49%	1,589,914	17,495	4.31%
Investment securities - taxable	1,210,813	7,613	2.51%	989,634	5,894	2.38%
Investment securities - non-taxable (2)	93,574	799	3.42%	113,326	946	3.34%
Federal funds sold and securities purchased under agreements to resell	460	—	0.24%	2,672	14	2.14%
Interest-bearing deposits in other financial institutions	172,373	950	2.19%	189,945	929	1.94%
Other	63,659	703	4.42%	65,532	687	4.19%
Interest-earning assets, gross (2)	9,744,554	122,434	4.95%	9,112,908	113,051	4.88%
Allowance for loan losses	(55,565)			(61,564)
Interest-earning assets, net	9,688,989			9,051,344
Noninterest-earning assets	949,816			924,395
Total assets	$10,638,805			$9,975,739

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,682,456	$20,963	1.46%	$5,293,104	$14,572	1.09%
Notes payable and other borrowings	646,286	3,679	2.23%	694,383	3,372	1.90%
Total interest-bearing liabilities	6,328,742	24,642	1.54%	5,987,487	17,944	1.19%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,681,915			2,522,622
Other liabilities	102,976			48,549
Total liabilities	9,113,633			8,558,658
Stockholders’ equity	1,525,172			1,417,081
Total liabilities and stockholders’ equity	$10,638,805			$9,975,739

Net interest income (2)		$97,792			$95,107
Net interest spread (2)			3.40%			3.69%
Net interest margin (2)			3.98%			4.14%

	Nine Months Ended September 30,
	2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,512,444	$277,708	5.64%	$5,927,810	$245,451	5.48%
Subsidiary warehouse lines of credit	1,238,650	43,431	4.62%	1,423,044	44,638	4.14%
Investment securities - taxable	1,170,534	22,356	2.55%	946,201	16,053	2.26%
Investment securities - non-taxable (2)	94,773	2,424	3.41%	114,329	2,871	3.35%
Federal funds sold and securities purchased under agreements to resell	444	1	0.18%	1,259	16	1.69%
Interest-bearing deposits in other financial institutions	218,231	3,868	2.37%	253,723	3,254	1.71%
Other	51,326	1,856	4.82%	52,569	1,734	4.40%
Interest-earning assets, gross (2)	9,286,402	351,644	5.01%	8,718,935	314,017	4.77%
Allowance for loan losses	(58,099)			(63,138)
Interest-earning assets, net	9,228,303			8,655,797
Noninterest-earning assets	942,364			898,958
Total assets	$10,170,667			$9,554,755

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,577,755	$59,897	1.44%	$5,157,673	$38,227	0.99%
Notes payable and other borrowings	441,910	7,530	2.25%	478,608	5,693	1.57%
Total interest-bearing liabilities	6,019,665	67,427	1.50%	5,636,281	43,920	1.04%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,563,305			2,465,268
Other liabilities	90,067			47,906
Total liabilities	8,673,037			8,149,455
Stockholders’ equity	1,497,630			1,405,300
Total liabilities and stockholders’ equity	$10,170,667			$9,554,755

Net interest income (2)		$284,217			$270,097
Net interest spread (2)			3.51%			3.72%
Net interest margin (2)			4.09%			4.14%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustments to interest income were $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$6,305	$696	$7,001	$8,075	$24,182	$32,257
Subsidiary warehouse lines of credit	22	765	787	(1,924)	717	(1,207)
Investment securities - taxable	1,327	392	1,719	1,278	5,025	6,303
Investment securities - non-taxable (2)	(166)	19	(147)	(165)	(282)	(447)
Federal funds sold and securities purchased under agreements to resell	(12)	(2)	(14)	(3)	(12)	(15)
Interest-bearing deposits in other financial institutions	(86)	107	21	(153)	767	614
Other	(20)	36	16	(14)	136	122
Total interest income (2)	7,370	2,013	9,383	7,094	30,533	37,627

Interest expense
Deposits	$1,070	$5,321	$6,391	$1,048	$20,622	$21,670
Notes payable and other borrowings	(230)	537	307	(145)	1,982	1,837
Total interest expense	840	5,858	6,698	903	22,604	23,507

Net interest income (2)	$6,530	$(3,845)	$2,685	$6,191	$7,929	$14,120
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily as a result of higher loan yields due to increased market rates, partially offset by decreases in accretion of discount on loans of $0.3 million and $3.3 million during the respective periods. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to increases in the loan portfolio as a result of the BORO Acquisition and seasonal increases in mortgage warehouse lending volume, increased taxable equivalent net interest income during the three and nine months ended September 30, 2019, compared with the same periods in 2018. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income during the three and nine months ended September 30, 2019, compared with the same periods in 2018, due to increases in market interest rates and increased competitive pressure for deposits. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income during a period of changing rates. If interest rates were to fall further, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may negatively affect our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

The banking segment’s noninterest income decreased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to sales activity in our available-for-sale investment portfolio.

The banking segment’s noninterest expenses decreased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to a reduction in transaction expenses related to the BORO Acquisition from those incurred during the third quarter of 2018, as well as a reduction in net expenses associated with previously covered assets, including the FDIC Indemnification Asset discussed in the “Factors Affecting Comparability of Results of Operations” section above. Additionally, during the second quarter of 2018, the Bank was the victim of a “spear phishing” attack which resulted in a wire fraud loss of approximately $4.0 million and approximately $0.3 million of other related expenses. We have not recorded an accrual for future claims related to this matter as we have not concluded that such a loss is probable.

Broker-Dealer Segment

The following table provides additional detail regarding our broker-dealer operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income:
Securities lending	$3,121	$2,362	$759	$7,289	$7,334	$(45)
Structured finance	1,445	2,485	(1,040)	5,070	7,717	(2,647)
Clearing	3,034	3,393	(359)	8,770	9,561	(791)
Other	6,124	4,192	1,932	16,855	13,261	3,594
Total net interest income	13,724	12,432	1,292	37,984	37,873	111
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets (5)	8,843	10,044	(1,201)	29,000	31,489	(2,489)
Retail	19,092	19,991	(899)	55,948	61,019	(5,071)
Clearing	8,494	8,747	(253)	25,763	26,606	(843)
Other (5)	880	1,029	(149)	2,401	3,267	(866)
	37,309	39,811	(2,502)	113,112	122,381	(9,269)
Investment and securities advisory fees and commissions by business line:
Public banking (5)	18,917	15,717	3,200	46,536	43,030	3,506
Capital markets (5)	2,768	1,735	1,033	5,663	3,316	2,347
Retail	5,487	4,841	646	15,190	13,891	1,299
Structured finance	1,152	870	282	3,306	2,584	722
Clearing	330	295	35	925	872	53
Other	31	29	2	84	113	(29)
	28,685	23,487	5,198	71,704	63,806	7,898
Other:
Structured finance	31,100	15,646	15,454	92,647	25,546	67,101
Capital markets (5)	10,634	3,778	6,856	26,198	10,762	15,436
Other (5)	14	112	(98)	946	2,474	(1,528)
	41,748	19,536	22,212	119,791	38,782	81,009
Total noninterest income	107,742	82,834	24,908	304,607	224,969	79,638
Net revenue (2)	121,466	95,266	26,200	342,591	262,842	79,749
Noninterest expense:
Variable compensation (3)	44,921	33,574	11,347	124,335	84,204	40,131
Non-variable compensation and benefits	25,033	25,961	(928)	79,027	80,014	(987)
Segment operating costs (4)	24,504	25,807	(1,303)	73,697	76,931	(3,234)
Total noninterest expense	94,458	85,342	9,116	277,059	241,149	35,910

Income before income taxes	$27,008	$9,924	$17,084	$65,532	$21,693	$43,839
(1)	Securities commissions and fees includes income of $2.9 million and $2.8 million during the three months ended September 30, 2019 and 2018, respectively, and $8.6 million and $8.4 million during the nine months ended September 30, 2019 and 2018, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for loan losses associated with the broker-dealer segment.
(5)	Noted balances during all prior periods include certain reclassifications to conform with current period presentation.

Income before income taxes increased during the three and nine months ended September 30, 2019, compared with the same periods in 2018, primarily as a result of 28% and 30% respective increases in net revenues, most notably in trading gains earned from our derivative and trading portfolio activities, primarily from our structured finance and capital markets businesses. The increases in trading gains during the three and nine months ended September 30, 2019, compared to the same periods in 2018, were primarily due to a more favorable market environment resulting in 53% and 28% respective increases in trading volumes, enhanced spreads and 29% and 22% respective increases in the structured finance business line’s to-be-announced (“TBA”) mortgage-backed securities volume. We have experienced a more robust business environment in 2019 than we observed in 2018 primarily as a result of recent decreases in interest rates (see other noninterest income discussion that follows), increased customer demand, improved product distribution, and other strategic enhancements. These increases were offset by $11.3 million and $40.1 million increases in variable compensation based on more robust financial results during the three and nine months ended September 30, 2019, respectively, and the respective $1.0 million and $3.2 million in pre-tax costs associated with Leadership Changes and efficiency initiative-related charges as noted in the “Factors Affecting Results of Operations” section above.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. Net interest income increased between the three and nine months ended September 30, 2019, and the comparable periods in 2018, primarily resulting from increases in net interest earned on trading securities and the slight increase in our spread for the three months ended September 30, 2019 from the segment’s stock lending activities. These increases in net interest income were partially offset by decreases in net interest income from our structured finance operations due to a decline in pool inventory from September 30, 2018 to September 30, 2019 and decreases in average customer margin balances within the segment’s clearing business of 5% and 1%, respectively for the three and nine months ended September 30, 2019.

Noninterest income increased between the three and nine months ended September 30, 2019, and the comparable periods in 2018, primarily due to increases in other noninterest income and investment and securities advisory fees and commissions, partially offset by decreases in securities commissions and fees.

Securities commissions and fees decreased during the three and nine months ended September 30, 2019, compared with the same periods in 2018, primarily due to decreases in commissions earned on municipal bond, over-the-counter securities and bid fees transactions, as well as insurance and mutual fund transactions for the nine months ended September 30, 2019, compared to the same period in 2018.

Investment and securities advisory fees and commissions increased during the three and nine months ended September 30, 2019, compared with the same periods in 2018, primarily due to improved trading volumes.

Other noninterest income increased during the three and nine months ended September 30, 2019, compared with the same periods in 2018, primarily as a result of $22.7 million and $82.6 million respective increases in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business, which accounted for $15.5 million and $67.1 million of the respective increases, while our capital markets business accounted for $6.9 million and $15.4 million of the respective increases. The $15.5 million and $67.1 million increases in our structured finance business were primarily due to the 32 and 101 respective basis-point declines in the 10-year treasury bond yield during the three and nine months ended September 30, 2019 compared to 20 and 65 respective basis-point increases during the same periods in 2018, and 29% and 22% respective increases in the TBA mortgage-backed securities volume. The $6.9 million and $15.4 million respective increases in our capital markets business were attributable to an improved market environment, improved spreads and 53% and 28% respective increases in trading volume.

Noninterest expenses increased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to increases in variable compensation and the respective $1.0 million and $3.2 million in pre-tax costs associated with Leadership Changes and efficiency initiative-related charges as noted in the “Factors Affecting Results of Operations” section above. The decreases in other non-interest expenses for the three and nine months ended September 30, 2019, compared with the same periods in 2018, partially offset the increases in variable compensation. These decreases primarily related to decreases in our software maintenance expense. With the segment’s core system replacement, as discussed in the “Factors Affecting Results of Operations” section above, the segment is no longer upgrading or making enhancements to the current business and technology platforms.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total compensation as a % of net revenue	57.6%	62.5%	59.4%	62.5%
FDIC insured program balances at the Bank (end of period)			$1,308,226	$1,300,316
Other FDIC insured program balances (end of period)			$692,004	$873,141
Customer margin balances (end of period)			$339,686	$351,453
Customer funds on deposit, including short credits (end of period)			$318,528	$407,104

Public banking:
Number of issues	308	285	871	889
Aggregate amount of offerings	$14,041,781	$17,261,534	$40,167,405	$42,977,058

Capital markets:
Total volumes	$22,623,984	$14,771,008	$65,226,806	$51,147,735
Net inventory (end of period)			$645,576	$471,263

Retail:
Retail employee representatives (end of period)			125	125
Independent registered representatives (end of period)			200	210

Structured finance:
Lock production/TBA volume	$1,555,727	$1,201,811	$4,354,538	$3,581,407

Clearing:
Total tickets	431,189	384,642	1,445,956	1,164,158
Correspondents (end of period)			147	153

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$1,636,796	$1,453,985
Interest-bearing liabilities - stock loaned (end of period)			$1,505,118	$1,340,502

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income (expense)	$(2,725)	$363	$(3,088)	$(4,224)	$2,009	$(6,233)
Noninterest income	194,857	144,400	50,457	477,438	434,262	43,176
Noninterest expense	160,634	140,006	20,628	417,032	420,736	(3,704)
Income before income taxes	$31,498	$4,757	$26,741	$56,182	$15,535	$40,647

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. As average mortgage interest rates have decreased between the three and nine months ended September 30, 2018 and the comparable periods in 2019, refinancing volume as a percentage of total origination volume has increased from 11.4% to 29.2% and 14.1% to 21.6%, respectively. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. If current mortgage rates remain relatively unchanged, we anticipate a higher percentage of refinancing volumes relative to total loan origination volume for the remainder of 2019 as compared to the same period in 2018.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2019, funded volume through ABAs was approximately 8% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in four ABAs. We expect production within the ABA channel to remain between 8% and 10% of the total loan volume of the mortgage origination for 2019.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019		2018			2019		2018
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2019 vs 2018	Amount	Total	Amount	Total	2019 vs 2018
Mortgage Loan Originations - units	18,251		15,414		2,837	44,289		44,732		(443)

Mortgage Loan Originations - volume	$4,771,801		$3,653,645		$1,118,156	$11,178,932		$10,720,817		$458,115

Mortgage Loan Originations:
Conventional	$2,957,245	61.97%	$2,196,734	60.13%	$760,511	$6,836,395	61.15%	$6,485,804	60.50%	$350,591
Government	1,157,693	24.26%	938,732	25.69%	218,961	2,732,608	24.44%	2,693,597	25.12%	39,011
Jumbo	402,091	8.43%	299,652	8.20%	102,439	931,938	8.34%	929,536	8.67%	2,402
Other	254,772	5.34%	218,527	5.98%	36,245	677,991	6.07%	611,880	5.71%	66,111
	$4,771,801	100.00%	$3,653,645	100.00%	$1,118,156	$11,178,932	100.00%	$10,720,817	100.00%	$458,115

Home purchases	$3,380,812	70.85%	$3,237,444	88.61%	$143,368	$8,760,596	78.37%	$9,212,128	85.93%	$(451,532)
Refinancings	1,390,989	29.15%	416,201	11.39%	974,788	2,418,336	21.63%	1,508,689	14.07%	909,647
	$4,771,801	100.00%	$3,653,645	100.00%	$1,118,156	$11,178,932	100.00%	$10,720,817	100.00%	$458,115

Texas	$894,846	18.75%	$655,977	17.95%	$238,869	$2,122,314	18.98%	$1,984,938	18.51%	$137,376
California	487,579	10.22%	370,555	10.14%	117,024	1,101,699	9.86%	1,206,787	11.26%	(105,088)
Florida	315,523	6.61%	271,743	7.44%	43,780	801,560	7.17%	798,463	7.45%	3,097
Arizona	210,296	4.41%	153,113	4.19%	57,183	499,755	4.47%	444,562	4.15%	55,193
Ohio	187,400	3.93%	160,685	4.40%	26,715	465,517	4.16%	461,646	4.31%	3,871
Washington	199,883	4.19%	145,102	3.97%	54,781	444,888	3.98%	406,957	3.80%	37,931
South Carolina	180,493	3.78%	137,433	3.76%	43,060	430,824	3.85%	371,068	3.46%	59,756
Missouri	166,004	3.48%	125,622	3.44%	40,382	376,065	3.36%	353,766	3.30%	22,299
North Carolina	151,089	3.17%	101,454	2.78%	49,635	352,928	3.16%	323,559	3.02%	29,369
Maryland	140,694	2.95%	102,411	2.80%	38,283	349,043	3.12%	312,948	2.92%	36,095
All other states	1,837,994	38.51%	1,429,550	39.13%	408,444	4,234,339	37.89%	4,056,123	37.82%	178,216
	$4,771,801	100.00%	$3,653,645	100.00%	$1,118,156	$11,178,932	100.00%	$10,720,817	100.00%	$458,115

Mortgage Loan Sales - volume	$4,316,118		$4,015,051		$301,067	$10,365,302		$10,727,093		$(361,791)

The mortgage origination segment’s total loan origination volume during the three and nine months ended September 30, 2019 increased 30.6% and 4.3%, respectively, compared to the same periods in 2018, while income before income taxes during the three and nine months ended September 30, 2019 increased 562.1% and 261.6%, respectively, compared to the same periods in 2018. The increase in income before taxes during the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to increases in the change in net fair value and related derivative activity of interest rate lock commitments (“IRLCs”) and loans held for sale, net gains on sale of loans, and mortgage loan origination fees and other related income. These changes were partially offset by an increase in variable compensation and benefits and a decrease in net interest income. The increase in income before income taxes during the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to an increase in the change in net fair value and related derivative activity of IRLCs and loans held for sale, a decrease in segment operating costs and an increase in mortgage loan origination fees and other related income. These changes were partially offset by an increase in variable compensation and benefits and a decrease in net interest income.

Net interest income (expense) decreased $3.1 million and $6.2 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Net interest income (expense) during the three and nine months ended September 30, 2019 and 2018 was primarily comprised of interest incurred on warehouse lines of credit held with the Bank as well as related intercompany financing costs, partially offset by interest earned on loans held for sale. The primary reason for the decreases in net interest income was the result of decreases in interest income associated with average mortgage interest rates, which contributed to decreases in yield on loans held for sale. Interest expense increased slightly during the three months ended September 30, 2019 due to an increase in the average warehouse line rate. Interest expense decreased slightly during the nine months ended September 30, 2019, compared to the same period in 2018, due to a decrease in the average warehouse line balance, which was partially offset by an increase in the average warehouse line rate.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net gains from sale of loans	$144,389	$132,331	$12,058	$344,737	$350,155	$(5,418)
Mortgage loan origination fees and other related income	37,782	27,304	10,478	93,065	77,848	15,217
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	10,082	(19,199)	29,281	32,006	(6,705)	38,711
Mortgage servicing rights asset	(3,657)	(1,475)	(2,182)	(11,521)	(4,305)	(7,216)
Servicing fees	6,261	5,439	822	19,151	17,269	1,882
Total noninterest income	$194,857	$144,400	$50,457	$477,438	$434,262	$43,176

The increase in net gains from sale of loans during the three months ended September 30, 2019, compared with the same period in 2018, was primarily a result of an increase in total loan sales volume, in addition to an increase in average loan sales margin. The decrease in net gains from sale of loans during the nine months ended September 30, 2019, compared with the same period in 2018, was primarily a result of a decrease in total loan sales volume, partially offset by an increase in average loan sales margin. The increase in mortgage loan origination fees during the three months ended September 30, 2019, compared with the same period in 2018, was primarily the result of an increase in loan sales volume, in addition to an increase in average mortgage loan origination fees. The increase in mortgage loan origination fees during the nine months ended September 30, 2019, compared with the same period in 2018 was primarily the result of an increase in average mortgage loan origination fees, partially offset by a decrease in loan sales volume.

Noninterest income included the impact of changes between periods in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increases during the three and nine months ended September 30, 2019, were primarily the result of increases in the volume of IRLCs and loans held for sale, partially offset by decreases in the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. During the three months ended September 30, 2019, the mortgage origination segment retained servicing on approximately 7% of loans sold, compared to 18% during the same period in 2018. During the nine months ended September 30, 2019, the mortgage origination segment retained servicing on approximately 6% of loans sold, compared to 14% during the same period in 2018. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related MSR asset was valued at $52.6 million on $5.1 billion of serviced loan volume at September 30, 2019, compared with a value of $67.9 million on $5.3 billion of serviced loan volume at December 31, 2018. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, Eurodollar futures and forward commitments to sell mortgage-backed securities, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $3.7 million and $11.5 million during the three and nine months ended September 30, 2019, respectively, compared to net losses of $1.5 million and $4.3 million during the three and nine months ended September 30, 2018, respectively. Additionally, net servicing income was $2.9 million and $9.5 million during the three and nine months ended September 30, 2019, respectively, compared with $2.4 million and $7.8 million during the same periods in 2018.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Variable compensation	$81,287	$58,686	$22,601	$185,732	$171,509	$14,223
Non-variable compensation and benefits	42,603	43,339	(736)	123,650	133,288	(9,638)
Segment operating costs	27,658	29,691	(2,033)	83,827	90,396	(6,569)
Lender paid closing costs	5,760	5,270	490	14,182	16,096	(1,914)
Servicing expense	3,326	3,020	306	9,641	9,447	194
Total noninterest expense	$160,634	$140,006	$20,628	$417,032	$420,736	$(3,704)

During the third quarter of 2018, PrimeLending committed to close certain underperforming branches, while at the same time reducing its fulfillment and corporate support staff. The purpose of this initiative was to better align resources and lower PrimeLending’s cost structure. The decreases in non-variable compensation and benefits and segment operating costs during the three and nine months ended September 30, 2019, compared to the same periods in 2018, were primarily the result of this initiative. Decreases in noninterest expense as a result of this initiative have been partially offset by costs related to the “Technology Enhancements and Corporate Initiatives” discussed in detail within the “Overview” above.

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 65.6% and 57.5% of total employees’ compensation and benefits expenses during the three months ended September 30, 2019 and 2018, respectively, and 60.0% and 56.3% during the nine months ended September 30, 2019 and 2018, respectively. The increase in the percentage concentration of variable compensation and benefits was primarily due to an increase in loan origination volume, as well as a reduction in non-variable compensation and benefits. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to increases in loan origination volume between the three and nine months ended September 30, 2019 and 2018 primarily driving the increases in variable compensation and benefits, there were also increases in the average incentive rate paid.

While total loan origination volume increased 30.6% and 4.3% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, the aggregate non-variable compensation and benefits and segment operating costs of the mortgage origination segment decreased 3.8% and 7.2%, respectively. The aforementioned decreases during the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to decreases in occupancy, professional fees, advertising costs, and non-variable compensation and benefits. The decrease during the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to decreases in non-variable compensation and benefits, occupancy costs, professional fees and advertising costs, partially offset by an increase in software and licensing costs. The decreases in non-variable compensation and benefits and occupancy costs during the three and nine months ended September 30, 2019, were due to a reduction in fulfillment and corporate staff and the closure of certain underperforming branches primarily resulting from PrimeLending’s cost reduction initiative discussed above and implemented during the third quarter of 2018.

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

Between January 1, 2010 and September 30, 2019, the mortgage origination segment sold mortgage loans totaling $118.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2010, it does not anticipate experiencing significant losses in the future on loans originated prior to 2010 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2010 and September 30, 2019 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$212,871	0.18%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	204,495	0.17%	9,525	0.01%
	$417,366	0.35%	$9,525	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At September 30, 2019 and December 31, 2018, the mortgage origination segment’s indemnification liability reserve totaled $11.5 million and $10.7 million, respectively. The related provision for indemnification losses was $1.0 million and $0.9 million during the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $2.6 million during the nine months ended September 30, 2019 and 2018, respectively.

Insurance Segment

The following table presents certain information regarding the operating results of our insurance segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income	$566	$733	$(167)	$1,802	$2,313	$(511)
Noninterest income	34,896	36,724	(1,828)	107,539	108,288	(749)
Noninterest expense	28,923	33,807	(4,884)	98,850	104,532	(5,682)
Income (loss) before income taxes	$6,539	$3,650	$2,889	$10,491	$6,069	$4,422

The increases in income before income taxes during the three and nine months ended September 30, 2019, compared with the same periods in 2018, were primarily due to decreases in loss and LAE and larger increases in the fair value associated with the equity securities held by the insurance segment, partially offset by declines in net insurance premiums earned. The declines net insurance premiums earned include the effects of the non-renewal of commercial policies and the discontinuation of writing new policies in five non-core states.

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

The insurance segment’s operations resulted in combined ratios of 83.2% and 93.5% during the three months ended September 30, 2019 and 2018, respectively, and 94.4% and 96.6% during the nine months ended September 30, 2019 and 2018, respectively. The decreases in the combined ratios during the three and nine months ended September 30, 2019, compared with the same periods in 2018, were primarily driven by decreases in the loss and LAE ratio. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income during the three months ended September 30, 2019 and 2018, was primarily comprised of net insurance premiums earned of $32.7 million and $34.2 million, respectively. Noninterest income during the nine months ended September 30, 2019 and 2018, was primarily comprised of net insurance premiums earned of $99.3 million and $102.6 million, respectively. The year-over-year decrease in net insurance premiums earned were driven by the effect of decreases in net premiums written as discussed below.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Direct Insurance Premiums Written:
Homeowners	$13,036	$13,029	$7	$39,861	$39,750	$111
Fire	9,957	10,412	(455)	30,533	31,584	(1,051)
Mobile Home	8,276	8,658	(382)	27,227	28,236	(1,009)
Other	—	639	(639)	—	2,054	(2,054)
	$31,269	$32,738	$(1,469)	$97,621	$101,624	$(4,003)

The aggregate direct insurance premiums written for our three largest insurance product lines decreased by $0.8 million and $1.9 million during the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The decrease in total direct insurance premiums written during the nine months ended September 30, 2019, compared to the same period in 2018, was due to competition, rationalization of product offerings, including the non-renewal of commercial policies, and continued review of geographic concentrations. In the fourth quarter of 2018, in connection with a strategic initiative to focus on our insurance segment’s key markets, we discontinued writing new insurance policies in five non-core states. The premiums written and earned related to the commercial policies and the five non-core states is included within “Other” in the table above and the table that follows. Approximately 1% of total net insurance premiums earned during both the three and nine months ended September 30, 2019 were from these five non-core states, compared to approximately 3% of total net insurance premiums earned during both the three and nine months ended September 30, 2018. As our insurance policies are generally in effect for one year, we anticipate that the full impact of this initiative on premiums earned will be complete by the end of 2019.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net Insurance Premiums Earned:
Homeowners	$13,603	$13,592	$11	$40,555	$40,134	$421
Fire	10,392	10,861	(469)	31,066	31,889	(823)
Mobile Home	8,659	9,064	(405)	27,702	28,509	(807)
Other	—	668	(668)	—	2,073	(2,073)
	$32,654	$34,185	$(1,531)	$99,323	$102,605	$(3,282)

Net insurance premiums earned during the three and nine months ended September 30, 2019 decreased compared to the same periods in 2018, primarily due to the decrease in direct insurance premiums written noted above.

Noninterest expenses during the three and nine months ended September 30, 2019 and 2018 include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE ratios during the three months ended September 30, 2019 and 2018, were 44.9% and 54.7%, respectively, and during the nine months ended September 30, 2019 and 2018, were 55.0% and 57.2%, respectively. The decreases in the loss and LAE ratios during the three and nine months ended September 30, 2019, compared to the same periods in 2018, were primarily driven by 21.6% and 6.9% respective decreases in loss and LAE expense, while premiums earned decreased by 4.5% and 3.2%, respectively.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Amortization of deferred policy acquisition costs	$7,808	$8,719	$(911)	$25,002	$27,287	$(2,285)
Other underwriting expenses	5,696	5,598	98	17,018	16,175	843
Total	13,504	14,317	(813)	42,020	43,462	(1,442)
Agency expenses	(1,001)	(1,063)	62	(2,885)	(3,045)	160
Total less agency expenses	$12,503	$13,254	$(751)	$39,135	$40,417	$(1,282)
Net insurance premiums earned	$32,654	$34,185	$(1,531)	$99,323	$102,605	$(3,282)
Expense ratio	38.3%	38.8%	(0.5)%	39.4%	39.4%	—%

Corporate

The following table presents certain financial information regarding the operating results of our corporate segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Net interest income	$(1,384)	$(3,275)	$1,891	$(4,045)	$(7,848)	$3,803
Noninterest income	460	523	(63)	1,850	1,246	604
Noninterest expense	12,561	8,656	3,905	37,397	23,399	13,998
Income (loss) before income taxes	$(13,485)	$(11,408)	$(2,077)	$(39,592)	$(30,001)	$(9,591)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income during the three and nine months ended September 30, 2019, was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). Additionally, we incurred interest expense of $1.0 million and $1.0 million during the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $2.7 million during the nine months ended September 30, 2019 and 2018, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income during the three and nine months ended September 30, 2019, included activity associated with our investment in the development of the land and an office building that will serve as our future headquarters. Noninterest income during the three and nine months ended September 30, 2018, also included net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses during the three and nine months ended September 30, 2019 and 2018, were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses increased $3.9 million and $14.0 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase during the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to the technology enhancements and corporate initiatives discussed in the “Overview” section. In addition to costs incurred related to the aforementioned technology enhancements and corporate initiatives, the increase during the nine months ended September 30, 2019, was due to $6.2 million of aggregate pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges discussed in the “Factors Affecting Results of Operations” section.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2019, as compared with December 31, 2018.

Securities Portfolio

At September 30, 2019, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2019	2018
Trading securities, at fair value
U.S. Treasury securities	$6,561	$7,945
U.S. government agencies:
Bonds	8,316	1,494
Residential mortgage-backed securities	152,582	309,455
Commercial mortgage-backed securities	2,177	4,239
Collateralized mortgage obligations	281,561	206,813
Corporate debt securities	52,257	59,293
States and political subdivisions	160,244	126,748
Unit investment trusts	31,567	19,913
Private-label securitized product	7,830	5,680
Other	4,173	3,886
	707,268	745,466
Securities available for sale, at fair value
U.S. Treasury securities	10,075	11,538
U.S. government agencies:
Bonds	86,417	85,611
Residential mortgage-backed securities	494,356	385,074
Commercial mortgage-backed securities	12,219	11,772
Collateralized mortgage obligations	312,545	276,399
Corporate debt securities	46,814	53,302
States and political subdivisions	41,424	51,962
	1,003,850	875,658
Securities held to maturity, at amortized cost
U.S. Treasury securities	9,990	9,903
U.S. government agencies:
Bonds	24,020	39,018
Residential mortgage-backed securities	18,914	21,903
Commercial mortgage-backed securities	140,875	87,065
Collateralized mortgage obligations	122,061	142,474
States and political subdivisions	55,501	50,649
	371,361	351,012

Equity securities, at fair value	19,494	19,679

Total securities portfolio	$2,101,973	$1,991,815

We had net unrealized gains of $15.9 million and net unrealized losses of $11.1 million at September 30, 2019 and December 31, 2018, respectively, related to the available for sale investment portfolio, and net unrealized gains of $6.0 million and net unrealized losses of $9.9 million associated with the securities held to maturity portfolio at September 30, 2019 and December 31, 2018, respectively. We had net unrealized gains of $0.6 million and net unrealized losses of $0.9 million at September 30, 2019 and December 31, 2018, respectively, related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2019, the banking segment’s securities portfolio of $1.3 billion was comprised of trading securities of $2.4 million, available for sale securities of $915.3 million, equity securities of $0.1 million and held to maturity securities of $371.4 million, in addition to $13.4 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $704.8 million at September 30, 2019. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $59.2 million at September 30, 2019.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At September 30, 2019, the insurance segment’s securities portfolio was comprised of $88.5 million in available for sale securities, $19.3 million of equity securities and $5.8 million of other investments included in other assets within the consolidated balance sheets.

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

	Loans, excluding	PCI	Total Loans Held
September 30, 2019	PCI Loans	Loans	for Investment
Commercial real estate	$2,908,007	$25,417	$2,933,424
Commercial and industrial	1,384,935	5,596	1,390,531
Construction and land development	972,199	27	972,226
1-4 family residential	645,088	53,163	698,251
Mortgage warehouse	725,852	—	725,852
Consumer	42,778	2	42,780
Broker-dealer	558,144	—	558,144
Loans held for investment, gross	7,237,003	84,205	7,321,208
Allowance for loan losses	(50,628)	(4,976)	(55,604)
Loans held for investment, net of allowance	$7,186,375	$79,229	$7,265,604

	Loans, excluding	PCI	Total Loans Held
December 31, 2018	PCI Loans	Loans	for Investment
Commercial real estate	$2,912,407	$27,713	$2,940,120
Commercial and industrial	1,501,892	6,559	1,508,451
Construction and land development	932,445	464	932,909
1-4 family residential	620,936	58,327	679,263
Mortgage warehouse	243,806	—	243,806
Consumer	47,537	9	47,546
Broker-dealer	578,363	—	578,363
Loans held for investment, gross	6,837,386	93,072	6,930,458
Allowance for loan losses	(56,594)	(2,892)	(59,486)
Loans held for investment, net of allowance	$6,780,792	$90,180	$6,870,972

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for loan losses, were $8.5 billion and $7.5 billion at September 30, 2019 and December 31, 2018, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $2.2 billion, of which $1.7 million and $1.2 billion was drawn at September 30, 2019 and December 31, 2018, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At September 30, 2019, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, construction and land development loans and non-construction residential real estate loans, which represented 43.4%, 14.4% and 10.3%, respectively, of the banking segment’s total loans held for investment (excluding warehouse lines of credit extended to PrimeLending) at September 30, 2019. The banking segment’s loan concentrations were within regulatory guidelines at September 30, 2019.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for loan losses, were $558.1 million and $578.2 million at September 30, 2019 and December 31, 2018, respectively. This decrease from December 31, 2018 to September 30, 2019 was primarily attributable to a decrease of $25.1 million, or 10.3%, in receivables from correspondents.

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

	September 30,	December 31,
	2019	2018
Loans held for sale:
Unpaid principal balance	$1,800,546	$1,213,068
Fair value adjustment	52,679	44,707
	$1,853,225	$1,257,775
IRLCs:
Unpaid principal balance	$1,695,917	$677,267
Fair value adjustment	31,392	17,421
	$1,727,309	$694,688

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2019 and December 31, 2018 were $3.1 billion and $1.4 billion, respectively, while the related estimated fair values were ($2.3) million and ($11.6) million, respectively.

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

The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing loan portfolio at September 30, 2019, additional provisions for losses on existing loans may be necessary in the future.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans Held for Investment	2019	2018	2019	2018
Balance, beginning of period	$55,177	$61,970	$59,486	$63,686
Provision (recovery) for loan losses	47	(371)	326	(1,838)
Recoveries of loans previously charged off:
Commercial real estate	—	—	—	—
Commercial and industrial	1,393	366	2,362	3,506
Construction and land development	—	—	—	—
1-4 family residential	14	31	45	134
Mortgage warehouse	—	—	—	—
Consumer	6	7	28	55
Broker-dealer	—	—	—	—
Covered	—	1	—	7
Total recoveries	1,413	405	2,435	3,702
Loans charged off:
Commercial real estate	9	—	9	18
Commercial and industrial	1,000	1,820	5,247	5,236
Construction and land development	—	—	—	—
1-4 family residential	12	—	911	12
Mortgage warehouse	—	—	—	—
Consumer	12	26	476	69
Broker-dealer	—	—	—	—
Covered	—	6	—	63
Total charge-offs	1,033	1,852	6,643	5,398
Net recoveries (charge-offs)	380	(1,447)	(4,208)	(1,696)
Balance, end of period	$55,604	$60,152	$55,604	$60,152
Allowance for loan losses as a percentage of gross loans held for investment			0.76%	0.87%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the tables below (dollars in thousands).

	September 30, 2019		December 31, 2018
		% of		% of
		Gross		Gross
Loans Held for Investment	Reserve	Loans	Reserve	Loans
Commercial real estate	$25,862	40.07%	$27,100	42.42%
Commercial and industrial	19,182	18.99%	21,980	21.77%
Construction and land development	4,788	13.28%	6,061	13.46%
1-4 family residential	5,411	9.54%	3,956	9.80%
Mortgage warehouse	—	9.91%	—	3.52%
Consumer	268	0.59%	267	0.69%
Broker-dealer	93	7.62%	122	8.34%
Total	$55,604	100.00%	$59,486	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our loan portfolio, we had two credit relationships totaling $1.7 million of potential problem loans at September 30, 2019, compared with seven credit relationships totaling $17.8 million of potential problem loans at December 31, 2018.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	September 30,	December 31,
	2019	2018	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$8,727	$5,324	$3,403
Commercial and industrial	13,313	14,870	(1,557)
Construction and land development	1,358	3,278	(1,920)
1-4 family residential	12,103	10,437	1,666
Mortgage warehouse	—	—	—
Consumer	30	41	(11)
Broker-dealer	—	—	—
	$35,531	$33,950	$1,581

Non-performing loans as a percentage of total loans	0.38%	0.41%	(0.03)%

Other real estate owned	$18,738	$27,578	$(8,840)

Other repossessed assets	$—	$68	$(68)

Non-performing assets	$54,269	$61,596	$(7,327)

Non-performing assets as a percentage of total assets	0.37%	0.45%	(0.08)%

Non-PCI loans past due 90 days or more and still accruing	$81,678	$83,131	$(1,453)

Troubled debt restructurings included in accruing loans held for investment	$2,222	$1,339	$883

At September 30, 2019, non-accrual loans included 24 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at September 30, 2019 also included $4.5 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2018, non-accrual loans included 16 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-accrual loans at December 31, 2018 included $3.4 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) decreased from December 31, 2018 to September 30, 2019, due to $12.2 million of disposals and fair valuation decreases related to 53 properties, partially offset by the addition of 32 properties totaling $3.3 million. At both September 30, 2019 and December 31, 2018, OREO was primarily comprised of commercial properties.

Non-PCI loans past due 90 days or more and still accruing at September 30, 2019 and December 31, 2018, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending. Loans past due 90 days or more and still accruing include Government National Mortgage Association related loans subject to repurchase within our mortgage origination segment.

At September 30, 2019, troubled debt restructurings (“TDRs”) were comprised of $2.2 million of loans that are considered to be performing and non-performing loans of $12.3 million reported in non-accrual loans. At December 31, 2018, TDRs were comprised of $1.3 million of loans that are considered to be performing and non-performing loans of $5.9 million reported in non-accrual loans.

Current Expected Credit Loss (CECL) Standard

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model for measuring credit losses on certain exposures. The new model will require the measurement of expected credit losses to reflect the lifetime of an exposure (or pool of exposures) represented by certain financial instruments to be based on historical experience, current conditions and reasonable and supportable forecasts. Under the current “incurred loss” model, the allowance for loan losses is based only on estimates of loan losses that currently exist in the portfolio as of the reporting date. The new model will become effective for us on January 1, 2020, and applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Our ongoing CECL transition efforts include reassessing risk ratings, developing and validating the new model, collecting and processing new data and establishing internal controls and accounting policies. New model development has increased expenses associated with the collection and processing of data, and these increases in expenses will continue for the remainder of 2019 as we perform parallel calculations of our allowance for credit losses under both the current allowance model and under the CECL model. Based on the work completed to date, the current loan portfolio and the weighted average of a range of current forecasts of future economic conditions, we estimate that the allowance for credit losses will be between approximately $80 million and $110 million, inclusive of the change in reserve for unfunded commitments, when CECL is adopted. This estimated increase, net of tax, will largely be reflected within our banking segment and as a decrease to opening retained earnings at January 1, 2020. While not expected to be material, the impact of the adoption of CECL will also affect our regulatory capital, performance and other asset quality ratios. We will continue to produce parallel credit loss calculations during the remainder of 2019. The estimated range noted above and ultimate magnitude of the increase in allowance for credit losses upon adoption is expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts at the time of adoption.

Insurance Losses and Loss Adjustment Expenses

At September 30, 2019 and December 31, 2018, our gross reserve for unpaid losses and LAE was $20.0 million and $20.6 million, respectively, including estimated recoveries from reinsurance of $0.8 million and $3.2 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,				Year Ended December 31,
	2019		2018		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,584,114	0.00%	$2,484,040	0.00%	$2,504,599	0.00%
Interest-bearing demand deposits	4,260,216	1.03%	3,934,066	0.44%	4,025,259	0.66%
Savings deposits	184,161	0.19%	207,197	0.13%	201,328	0.11%
Time deposits	1,410,063	1.98%	1,349,135	1.32%	1,341,886	1.42%
	$8,438,554	0.86%	$7,974,438	0.44%	$8,073,072	0.57%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	September 30, 2019		December 31, 2018
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$1,502,755	2.56%	$1,065,807	2.15%	$436,948
Notes payable	245,341	5.04%	228,872	4.95%	16,469
Junior subordinated debentures	67,012	5.87%	67,012	5.47%	—
	$1,815,108	3.12%	$1,361,691	2.70%	$453,417

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The increase in short-term borrowings at September 30, 2019, compared with December 31, 2018, included an increase in borrowings in our banking segment primarily associated with the increased utilization of available internal funds partially offset by a net decrease in securities sold under agreements to repurchase and short-term loans used by the Hilltop Broker-Dealers to finance their activities. Notes payable at September 30, 2019, was comprised of $148.7 million related to the Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $3.9 million, insurance segment term notes of $27.5 million, and mortgage origination segment borrowings of $65.2 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. At September 30, 2019, Hilltop had $87.4 million in cash and cash equivalents, an increase of $43.5 million from $43.9 million at December 31, 2018. This increase in cash and cash equivalents was primarily due to $145.0 million of dividends from subsidiaries, partially offset by $73.4 million of stock repurchases, $22.4 million in cash dividends declared, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On October 24, 2019, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on December 3, 2019 to all common stockholders of record as of the close of business on November 15, 2019.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

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

On August 19, 2019, we entered into a Securities Purchase Agreement to purchase 2,175,404 shares of Hilltop common stock from Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and Oak Hill Capital Management, LLC (collectively, “Oak Hill Capital”). The Hilltop board of directors, other than Messrs. J. Taylor Crandall and Gerald J. Ford, considered and approved the purchase of the shares of Hilltop common stock from Oak Hill Capital. Hilltop director J. Taylor Crandall is a founding Managing Partner of Oak Hill Capital Management, LLC. The purchase was consummated on August 20, 2019 at a purchase price of $48.4 million, or $22.25 per share. The purchase price per share was determined by the weighted average of the closing prices of Hilltop common stock as reported by the New York Stock Exchange for each trading day commencing on August 12, 2019 and ending on August 16, 2019. As a result, the repurchase of shares by Hilltop from Oak Hill Capital fully utilized the stock repurchase program previously authorized in January 2019.

During the nine months ended September 30, 2019, we paid $73.4 million to repurchase an aggregate of 3,390,247 shares of common stock at an average price of $21.64 per share. These amounts are inclusive of the repurchase of shares by Hilltop from Oak Hill Capital discussed above. The purchases were funded from available cash balances.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30, 2019, $150.0 million of our Senior Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at September 30, 2019 was 5.38%. The Debentures are callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At September 30, 2019, $67.0 million of PCC’s Debentures were outstanding.

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

Bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2019, under guidance issued by the Board of Governors of the Federal Reserve System.

At September 30, 2019, Hilltop had a total capital to risk weighted assets ratio of 16.95%, Tier 1 capital to risk weighted assets ratio of 16.58%, common equity Tier 1 capital to risk weighted assets ratio of 16.15% and a Tier 1 capital to average assets, or leverage, ratio of 12.67%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At September 30, 2019, PlainsCapital had a total capital to risk weighted assets ratio of 13.87%, Tier 1 capital to risk weighted assets ratio of 13.25%, common equity Tier 1 capital to risk weighted assets ratio of 13.25% and a Tier 1 capital to average assets, or leverage, ratio of 11.79%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 8.36% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.48% of the Bank’s total deposits at September 30, 2019. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2019, Hilltop Securities had credit arrangements with five unaffiliated banks with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At September 30, 2019, Hilltop Securities had borrowed $216.5 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank which have an aggregate commitment of $2.2 billion, of which $1.7 billion was drawn at September 30, 2019. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at September 30, 2019.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At September 30, 2019, these ABAs had combined available lines of credit totaling $150.0 million, $100.0 million of which was with a single unaffiliated bank, and the remaining $50.0 million of which was with the Bank. At September 30, 2019, Ventures Management had outstanding borrowings of $79.6 million, $14.4 million of which was with the Bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $133.2 million, or 84.1%, equity investments of $19.3 million and other investments of $5.8 million comprised NLC’s $158.3 million in total cash and investments at September 30, 2019. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC which is owned by current Hilltop director, Jonathan S. Sobel.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2019 and outstanding financial and performance standby letters of credit of $91.2 million at September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2018 Form 10-K, except as discussed below.

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

	September 30, 2019
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,299,210	$1,166,090	$1,556,739	$424,977	$64,984	$8,512,000
Securities	198,273	122,479	317,319	266,754	381,978	1,286,803
Federal funds sold and securities purchased under agreements to resell	423	—	—	—	—	423
Other interest sensitive assets	158,595	—	—	—	29,251	187,846
Total interest sensitive assets	5,656,501	1,288,569	1,874,058	691,731	476,213	9,987,072

Interest sensitive liabilities:
Interest bearing checking	$4,066,093	$—	$—	$—	$—	$4,066,093
Savings	187,433	—	—	—	—	187,433
Time deposits	360,053	965,694	123,055	61,367	—	1,510,169
Notes payable and other borrowings	791,014	2,581	1,365	1,189	4,132	800,281
Total interest sensitive liabilities	5,404,593	968,275	124,420	62,556	4,132	6,563,976

Interest sensitivity gap	$251,908	$320,294	$1,749,638	$629,175	$472,081	$3,423,096

Cumulative interest sensitivity gap	$251,908	$572,202	$2,321,840	$2,951,015	$3,423,096

Percentage of cumulative gap to total interest sensitive assets	2.52%	5.73%	23.25%	29.55%	34.28%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2019 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$35,034	9.93%	$320,291	19.56%
+100	$17,330	4.91%	$182,889	11.17%
-50	$(4,768)	(1.35)%	$(112,961)	(6.90)%
-100	$(5,096)	(1.44)%	$(272,936)	(16.67)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2019 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

	September 30, 2019
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$1,059	$7,547	$26,329	$125,309	$160,244
U.S. government and government agency obligations	531	1,587	(8,654)	433,505	426,969
Corporate obligations	(708)	(3,460)	12,848	25,612	34,292
Total debt securities	882	5,674	30,523	584,426	621,505
Corporate equity securities	(11,668)	—	—	—	(11,668)
Other	35,739	—	—	—	35,739
	$24,953	$5,674	$30,523	$584,426	$645,576

Weighted average yield
Municipal obligations	1.80%	1.67%	1.87%	3.08%	2.79%
U.S. government and government agency obligations	1.91%	1.65%	1.73%	4.31%	4.13%
Corporate obligations	2.32%	2.28%	3.54%	4.50%	3.37%

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

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective because of material weaknesses identified in our internal control over financial reporting. Management determined that (1) the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement and (2) certain control enhancements implemented as a part of the Company’s process for the approval of customer wires were not operating as designed. As of September 30, 2019, these material weaknesses were not remediated. These control deficiencies could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Notwithstanding these material weaknesses, the Company has concluded that no material misstatements exist in the consolidated financial statements, and such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and December 31, 2018, the results of its operations for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Plan for Remediation of Material Weaknesses

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weaknesses described above and has made significant progress updating its design and implementation of internal controls to remediate the aforementioned deficiencies and enhance the Company’s internal control environment. The respective remediation plans are being implemented and include (1) enhanced the analysis to support the qualitative factors considered in the estimation of the allowance for loan losses and (2) enhanced processes with respect to approval of customer wires. Management is committed to successfully implementing the respective remediation plans and currently plans to evaluate its updated internal controls design and determine whether the controls have operated effectively during the fourth quarter of 2019.

Changes in Internal Control over Financial Reporting

Except for the changes described above, there were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2019, we issued an aggregate of 5,911 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the third quarter of 2019. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2019	—		$—	—	$25,019,744
August 1 - August 31, 2019	2,175,404	(2)	22.25	1,124,483	—
September 1 - September 30, 2019	—		—	—	—
Total	2,175,404		$—	1,124,483
(1)	On January 25, 2019, we announced that our board of directors authorized a new stock repurchase program under which we may repurchase, in the aggregate, up to $50.0 million of our outstanding common stock through January 2020, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation (the “Repurchase Program”). As of September 30, 2019, we had repurchased an aggregate of $50.0 million of our outstanding common stock under the Repurchase Program.
(2)	On August 19, 2019, the Hilltop board of directors approved the repurchase of, and the Company repurchased, 2,175,404 shares of Hilltop common stock from Oak Hill Capital at an aggregate purchase price of $48.4 million, of which 1,124,483 of the repurchased shares resulted in the full utilization of the Repurchase Program previously authorized in January 2019 and 1,050,921 of the repurchased shares were acquired outside of the Repurchase Program.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1

Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of First National Bank, Edinburg, Texas, PlainsCapital Bank and Federal Deposit Insurance Corporation, acting in its corporate capacity, dated as of October 17, 2018 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2018 (File no. 001-31987) and incorporated herein by reference).

10.1

Securities Purchase Agreement, dated as of August 19, 2019, by and between Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., Oak Hill Capital Management, LLC and Hilltop Holdings Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2019 (File no. 001-31987) and incorporated herein by reference).

10.2

First Amendment to Employment Agreement by and between Hilltop Holdings Inc. and William B. Furr, dated as of August 30, 2019 (filed as Exhibit 10.7.2 to the Registrant’s Current Report on Form 8-K filed September 6, 2019 (File no. 001-31987) and incorporated herein by reference).

10.3

Retention Agreement by and between Hilltop Holdings Inc. and Todd Salmans, dated as of October 25, 2019, but effective January 1, 2020 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2019 (File no. 001-31987) and incorporated herein by reference).

10.4

Employment Agreement by and between Hilltop Holdings Inc. and Steve Thompson, dated as of October 25, 2019, but effective January 1, 2020 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2019 (File no. 001-31987) and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: November 18, 2019	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)