Form 10-K/A
period 2018-12-31
Hilltop Holdings Inc.
filed 2019-11-20
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amended Filing”) amends our original Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2019 (the “Original Filing”).

The purpose of this Amended Filing is to (i) revise the disclosure in Part II, Item 9A in the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at December 31, 2018 due to material weaknesses in our internal control over financial reporting identified subsequent to the issuance of the Original Filing and (ii) reissue the related “Report of Independent Registered Public Accounting Firm” of PricewaterhouseCoopers LLP regarding the effectiveness of our internal control over financial reporting included in the Original Filing.

These material weaknesses did not result in any change to our consolidated financial statements as set forth in the Original Filing. Part IV, Item 15, “Exhibits, Financial Statement Schedules,” of the Original Filing also has been amended to include currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Filing as Exhibits 31.1, 31.2 and 32.1.

Other than the inclusion within this Amended Filing of new certifications by management and a new consent of our independent registered certified public accounting firm (and related amendment to the exhibit index that is incorporated by reference into Item 15 of the Original Filing to reflect the addition of such certifications and consent and related changes to the footnotes to that exhibit index), this Amended Filing speaks only as of the date of the Original Filing and does not modify, supplement or update any other information or disclosures contained in our Original Filing. Specifically, there are no changes to our consolidated financial statements set forth in the Original Filing, including but not limited to any subsequent events. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.

PART II

Item 8. Financial Statements and Supplementary Data.

Our financial statements required by this item are submitted as a separate section of this Annual Report. See “Financial Statements,” commencing on page F-1 and the financial statement schedule on page F-77 hereof.

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

At the time we filed the Original Filing, our Co-Principal Executive Officers and Principal Financial Officer had concluded that as of December 31, 2018 our disclosure controls and procedures were effective. Subsequent to that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the material weaknesses in our internal control over financial reporting, as described below.

Notwithstanding these material weaknesses, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed in the Original Filing, and as included in this Amended Filing, and such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restated Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer or officers and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses as of December 31, 2018 and determined that (1) the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement and (2) certain control enhancements implemented as a part of the Company’s process for the approval of customer wires were not operating as designed. These control deficiencies did not result in a misstatement of the Company’s consolidated financial statements. However, these control deficiencies could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected. Therefore, management has concluded that these control deficiencies constitute material weaknesses.

In Management’s Report on Internal Control Over Financial Reporting included in the Original Filing, our management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. Subsequent to the filing date of the Original Filing, management has concluded that the material weaknesses described above existed as of December 31, 2018. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria in Internal Control—Integrated Framework (2013). Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Amended Filing.

Plan for Remediation of Material Weaknesses

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weaknesses described above and has made significant progress updating its design and implementation of internal controls to remediate the aforementioned deficiencies and enhance the Company’s internal control environment. The respective remediation plans are being implemented and include (1) enhanced the analysis to support the qualitative factors considered in the estimation of the allowance for loan losses and (2) enhanced processes with respect to approval of customer wires. Management is committed to successfully implementing the respective remediation plans and currently plans to commence the evaluation of its updated internal controls design and determine whether the controls have operated effectively during the fourth quarter of 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed herewith as part of this Form 10-K/A.

Page
1.	Financial Statements.

Hilltop Holdings Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Comprehensive Income	F-6
	Consolidated Statements of Stockholders’ Equity	F-7
	Consolidated Statements of Cash Flows	F-8
	Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedules.

	Schedule I - Insurance Incurred and Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance	F-77

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

21.1**	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

†Exhibit is a management contract or compensatory plan or arrangement.

**Previously filed with our Annual Report on Form 10-K originally filed on February 15, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: November 20, 2019	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) as of and for the year ended December 31, 2018 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement and (ii) certain control enhancements implemented as a part of the Company’s wire process with respect to approval of customer wires were not operating as designed.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (i) the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement and (ii) certain control enhancements implemented as a part of the Company’s wire process with respect to approval of customer wires were not operating as designed. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 15, 2019, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 20, 2019

We have served as the Company’s auditor since 1998.

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

	Unaudited
2014	$83,784	$85,037	$84,221	$84,074	$83,894	$22	18,832
2015		89,646	88,477	87,262	86,961	171	20,611
2016			84,771	85,189	84,076	401	20,201
2017				87,899	88,025	1,047	20,757
2018					75,217	6,250	15,296
					$418,173

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	December 31, 2018
Year	2014	2015	2016	2017	2018

	Unaudited
2014	$70,831	$79,713	$81,684	$83,346	$83,808
2015		71,820	82,940	85,507	86,549
2016			71,543	81,682	83,169
2017				77,675	86,319
2018					61,922
Total					$401,767
All outstanding reserves prior to 2014, net of reinsurance					92
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance					$16,498