Form 10-Q/A
period 2019-03-31
Hilltop Holdings Inc.
filed 2019-11-20
CIK 1265131

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) amends our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 25, 2019 (the “Original Filing”).

The purpose of this Amended Filing is to revise Part I, Item 4 in the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2019 due to material weaknesses in our internal control over financial reporting identified subsequent to the issuance of the Original Filing. These material weaknesses did not result in any change to our consolidated financial statements as set forth in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are being filed herewith as exhibits to this Amended Filing (Exhibits 31.1 and 31.2). Because no financial statements are contained within this Amended Filing, paragraph 3 of such certifications has been omitted.

Other than the inclusion within this Amended Filing of new certifications required by management (and related amendment to the exhibit index to reflect the addition of such certifications) and the section “Plan for Remediation of Material Weaknesses” in Part I, Item 4, this Amended Filing speaks only as of the date of the Original Filing and does not modify, supplement or update any other information or disclosures contained in our Original Filing. Specifically, there are no changes to our consolidated financial statements set forth in the Original Filing, including but not limited to any subsequent events. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.

HILLTOP HOLDINGS INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 4.	Controls and Procedures	4

PART II — OTHER INFORMATION

Item 6.	Exhibits	5

PART I. FINANCIAL INFORMATION

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

At the time we filed the Original Filing, our Principal Executive Officer and Principal Financial Officer had concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective. Subsequent to that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of material weaknesses identified in our internal control over financial reporting. The Company is amending this Item 4 to reflect this conclusion. As a result of this reevaluation, management determined that (1) the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement and (2) certain control enhancements implemented as a part of the Company’s process for the approval of customer wires were not operating as designed. These control deficiencies could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Notwithstanding these material weaknesses, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed in the Original Filing and such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for the three months ended March 31, 2019 and March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

10.3**	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards beginning in 2019.

10.4**	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2019.

10.5**	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2019.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

**Previously filed with our Quarterly Report on Form 10-Q originally filed on April 25, 2019.

^Previously furnished with our Quarterly Report on Form 10-Q originally filed on April 25, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: November 20, 2019	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

6