Form 10-Q/A
period 2019-06-30
Hilltop Holdings Inc.
filed 2019-11-20
CIK 1265131

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) amends our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 25, 2019 (the “Original Filing”). However, this amendment does not change our consolidated financial statements as set forth in the Original Filing.

The purpose of this Amended Filing is to revise Part I, Item 4 in the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at June 30, 2019 due to material weaknesses in our internal control over financial reporting identified subsequent to the issuance of the Original Filing. These material weaknesses did not result in any change to our consolidated financial statements as set forth in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer attached hereto as exhibits to this Amended Filing (Exhibits 31.1, 31.2 and 32.1).

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

At the time we filed the Original Filing, our Principal Executive Officer and Principal Financial Officer had concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective. Subsequent to that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 because of material weaknesses identified in our internal control over financial reporting. The Company is amending this Item 4 to reflect this conclusion. As a result of this reevaluation, management determined that (1) the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement and (2) certain control enhancements implemented as a part of the Company’s process for the approval of customer wires were not operating as designed. These control deficiencies could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Notwithstanding these material weaknesses, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed in the Original Filing and such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and December 31, 2018, the results of its operations for the three and six months ended June 30, 2019 and June 30, 2018, and its cash flows for the six months ended June 30, 2019 and June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

3.1

First Amendment to Third Amended and Restated Bylaws of Hilltop Holdings Inc., adopted and effective April 25, 2019 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 1, 2019 (File no. 001-31987) and incorporated herein by reference).

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