Form 10-K
period 2019-12-31
Hilltop Holdings Inc.
filed 2020-02-27
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 1-31987

Hilltop Holdings Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1477939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 Hillcrest Avenue Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

(214) 855-2177

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HTH	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2019, was approximately $1.54 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 27, 2020 was 90,798,946.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2020 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the pending sale of NLC and the regulatory approval thereof, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, mortgage loans originated to be retained by the Bank, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, total expenses and cost savings expected from PrimeLending’s cost reduction efforts, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for loan losses and provision for loan losses, including as a result of the “current expected credit losses” (CECL) model, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate loan losses and increases to the allowance for loan losses as a result of the implementation of CECL, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	changes in the interest rate environment;
●	the failure of the NLC sale transaction to close on the expected timeline or at all, including the ability to obtain regulatory approvals and meet other closing conditions to the sale of NLC, as well as the effect of the announcement of the NLC transaction on agent or customer relationships and operating results;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	risks associated with our concentration in real estate related loans;
●	effectiveness of our data security controls in the face of cyber attacks;
●	severe catastrophic events in Texas and other areas of the southern United States;

●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer, mortgage origination and insurance segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders, government agencies and insurance companies;
●	legal and regulatory proceedings;
●	failure of our insurance segment reinsurers to pay obligations under reinsurance contracts;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

Securities Holdings. Securities Holdings is a holding company that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

NLC. NLC is a property and casualty insurance holding company that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

At December 31, 2019, on a consolidated basis, we had total assets of $15.2 billion, total deposits of $9.0 billion, total loans, including loans held for sale, of $9.4 billion and stockholders’ equity of $2.1 billion.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HTH.”

Our principal office is located at 6565 Hillcrest Avenue, Dallas, Texas 75205, and our telephone number at that location is (214) 855-2177. Our internet address is www.hilltop-holdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website at http://ir.hilltop-holdings.com/ under the tab “Investor Relations - SEC Filings” as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The references to our website in this Annual Report are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report.

Organizational Structure

Our organizational structure is comprised of three primary business units: PCC (banking and mortgage origination); Securities Holdings (broker-dealer); and NLC (insurance). The following graphic provides additional details regarding our current organizational structure.

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in the large metropolitan markets in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and HTS Independent Network, which conduct business nationwide, with 51% of the broker-dealer segment’s net revenues during 2019 generated through locations in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 300 locations in 44 states. During 2019, an aggregate of 62.4% of PrimeLending’s origination volume was concentrated in ten states, with 36.4% concentrated in Texas, California and Florida, collectively. Other than these ten states, none of the states in which PrimeLending operated during 2019 represented more than 3% of PrimeLending’s origination volume.

Our insurance products are distributed through a broad network of independent agents. During 2019, total gross premiums written were concentrated in five states (Texas, Arizona, Tennessee, Oklahoma and Georgia), with Texas insureds representing 69.6% of the aggregate. None of the other states in which we operated during 2019 had gross premiums written of 3% or more.

Business Segments

Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. These segments reflect the manner in which operations are managed and the criteria used by our chief operating decision maker, our President and Chief Executive Officer, to evaluate segment performance, develop strategy and allocate resources.

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

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 31 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2019, had $11.1 billion in assets and total deposits of $8.8 billion. The primary sources of our deposits are residents and businesses located in Texas. At December 31, 2019, the Bank employed approximately 1,150 people.

On August 1, 2018, we acquired privately-held, Houston-based The Bank of River Oaks (“BORO”) in an all-cash transaction (the “BORO Acquisition”). In connection with the acquisition, we merged BORO into the Bank, and all customer accounts were converted to the PlainsCapital Bank platform.

The table below sets forth a distribution of the banking segment’s loans, classified by portfolio segment and segregated between those considered to be purchased credit impaired (“PCI”) loans and all other originated or acquired loans at December 31, 2019 (dollars in thousands). PCI loans showed evidence of credit deterioration at the time of acquisition that made it probable that all contractually required principal and interest payments would not be collected. The commercial and industrial loans category includes $2.2 billion in warehouse lines of credit extended to PrimeLending, of which $1.8 billion was drawn at December 31, 2019. Amounts advanced against the warehouse line of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

				% of Total
	Loans, excluding	PCI	Total Loans	Loans Held
	PCI Loans	Loans	Held for Investment	for Investment
Commercial real estate:
Non-owner occupied	$1,696,506	$12,846	$1,709,352	19.8%
Owner occupied	1,278,435	12,736	1,291,171	14.9%
Commercial and industrial	3,860,909	5,260	3,866,169	44.7%
Construction and land development	940,487	77	940,564	10.9%
1-4 family residential	741,500	51,412	792,912	9.2%
Mortgage warehouse	—	—	—	-%
Consumer	47,046	—	47,046	0.5%
Total loans held for investment	$8,564,883	$82,331	$8,647,214	100.0%

The loans acquired in the FDIC-assisted transaction in 2013 in which we assumed substantially all of the liabilities and acquired substantially all of the assets of FNB (the “FNB Transaction”) were subject to loss-share agreements with the FDIC, which were terminated on October 17, 2018. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.”

Our lending policies seek to establish an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. In support of that goal, we have designed our underwriting standards to determine:

●	that our borrowers possess sound ethics and competently manage their affairs;
●	that we know the source of the funds the borrower will use to repay the loan;
●	that the purpose of the loan makes economic sense; and
●	that we identify relevant risks of the loan and determine that the risks are acceptable.

We implement our underwriting standards according to the facts and circumstances of each particular loan request, as discussed below.

Business Banking. Our business banking customers primarily consist of agribusiness, energy, healthcare, institutions of higher education, real estate (including construction and land development) and wholesale/retail trade companies. We provide these customers with extensive banking services, such as online banking, business check cards and other add-on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer our business banking customers term loans, lines of credit, equipment loans and leases, letters of credit, agricultural loans, commercial real estate loans and other loan products.

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

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of one-to-four family residential mortgage loans typically collateralized by owner occupied properties. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities up to 30 years. These loans are shown in the loans held for investment table above as “1-4 family residential.”

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

The Bank loans to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, and loans for purchasing and carrying securities. At December 31, 2019, the Bank had $47.0 million of loans for these purposes, which are shown in the loans held for investment table above as “Consumer.”

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

Broker-Dealer

The “Hilltop Broker-Dealers” include the operations of Hilltop Securities, a clearing broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the NYSE, HTS Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC. Hilltop Securities and HTS Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). Additionally, Hilltop Securities Asset Management, LLC, Hilltop Securities and HTS Independent Network are investment advisers registered under the Investment Advisers Act of 1940. At December 31, 2019, Hilltop Securities had consolidated assets of $3.5 billion and net capital of $318.7 million, which was $310.9 million in excess of its minimum net capital requirement of $7.8 million. At December 31, 2019, the Hilltop Broker-Dealers employed approximately 790 people and maintained 52 locations in 20 states.

Our broker-dealer segment has four primary lines of business: (i) public finance services, (ii) structured finance, (iii) fixed income services, and (iv) wealth management, which includes retail, clearing services and securities lending. These lines of business and the respective services provided reflect the current manner in which the broker-dealer segment’s operations are managed.

Public Finance Services. The public finance services line of business assists public entities nationwide, including cities, counties, school districts, utility districts, tax increment zones, special districts, state agencies and other governmental entities, in originating, syndicating and distributing securities of municipalities and political subdivisions. In addition, the public finance services line of business provides specialized advisory and investment banking services for airports, convention centers, healthcare institutions, institutions of higher education, housing, industrial development agencies, toll road authorities, and public power and utility providers.

Additionally, through its arbitrage rebate, treasury management and government investment pools management departments, the public finance services line of business provides state and local governments with advice and guidance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration.

Structured Finance. The structured finance line of business provides structured asset and liability services and commodity hedging advisory services to facilitate balance sheet management primarily to clients of the public finance services business. In addition, the structured finance line of business participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced (“TBA”) mortgage-backed securities.

Fixed Income Services. The fixed income services line of business specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products to support sales and other client activities. The fixed income services line of business also provides limited equity trading and option order delivery on an agency basis on behalf of its retail and institutional clients, including corporations, insurance companies, banks, mutual funds, money managers and other clients. In addition, the fixed income services line of business provides asset and liability management advisory services to community banks.

Wealth Management. The wealth management line of business is comprised of our retail, clearing services and securities lending groups.

Retail. The retail group acts as a securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. We extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc., we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and HTS Independent Network advisors to retail clients. We retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management team, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The HTS Independent Network advisors may also contract directly with third party carriers to sell specified insurance products to their customers. The commissions received from these third party carriers are paid directly to the advisor. Hilltop Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States. At December 31, 2019, we employed 126 registered representatives in 17 retail brokerage offices and had contracts with 195 independent retail representatives for the administration of their securities business.

Clearing Services. The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2019, we provided services to 145 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, which is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). During 2019, funded loan volume through ABAs was approximately 8% of the mortgage origination segment’s total loan volume. At December 31, 2019, our mortgage origination segment operated from over 300 locations in 44 states, originating 19.3%, 10.0% and 7.2%, respectively, of its mortgage loans (by dollar volume) from its Texas, California and Florida locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through warehouse lines of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During 2019, 2018, and 2017, the mortgage origination segment originated approximately $149 million, $97 million, and $10 million, respectively, in loans on behalf of the banking segment, representing up to 1% of PrimeLending’s total loan origination volume during each year. We expect loan volume originated on behalf of the banking segment to increase during 2020 based on approved authority for up to 5% of the mortgage origination segment’s total loan volume. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. PrimeLending may, from time to time, manage its related mortgage servicing rights (“MSR”) assets through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse lines of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

Our mortgage lending underwriting strategy, driven in large measure by secondary market investor standards, seeks primarily to originate conforming loans. Our underwriting practices include:

●	granting loans on a sound and collectible basis;
●	obtaining a balance between maximum yield and minimum risk;
●	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; and
●	ensuring that each loan is properly documented and, if appropriate, adequately insured.

PrimeLending also acts as a primary servicer for loans originated prior to sale, loans sold to the banking segment and loans sold with servicing retained.

PrimeLending had a staff of approximately 2,500 people, including approximately 1,280 mortgage loan officers, as of December 31, 2019 that produced $15.6 billion in closed mortgage loan volume during 2019, 75% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”), Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that (i) are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or (ii) do not comply with approved investor-specific underwriting guidelines).

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

Ratings. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. The financial strength ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in May 2019. An “A” rating is the third highest of 16 rating categories used by A.M. Best. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLC cannot ensure that NLIC and ASIC will maintain their present ratings.

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

Within our broker-dealer segment, we face significant competition based on a number of factors, including price, perceived expertise, quality of advice, reputation, range of services and products, technology, innovation and local presence. Competition for recruiting and retaining securities traders, investment bankers, and other financial advisors is intense. Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. Further, our broker-dealer segment competes with discount brokerage firms that do not offer equivalent services but offer discounted prices and certain free services. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of investment banking, advisory and other related financial brokerage services.

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

Employees

At December 31, 2019, we employed approximately 4,950 people, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

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

The Dodd-Frank Act, which significantly altered the regulation of financial institutions and the financial services industry, established the Consumer Financial Protection Bureau (“CFPB”) and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. Several aspects of the Dodd-Frank Act have affected our business, including, without limitation, capital requirements, mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds (the “Volcker Rule”), executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements.

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

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), which included amendments to the Dodd-Frank Act and other statutes that provide the federal banking agencies with the ability to tailor various provisions of the banking laws and eased the regulatory burden imposed by the Dodd-Frank Act with respect to company-run stress testing, resolutions plans, the Volcker Rule, high volatility commercial real estate exposures, and real estate appraisals.

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. Additionally, the accounting standards setter, Financial Accounting Standards Board (“FASB”) recently proposed guidance that would help ease the potential effects of reference rate reform on financial reporting. The proposed guidance would offer optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions affected by reference rate reform. Additionally, the FASB issued specific accounting guidance which permits the use of the OIS rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed herein, a bank holding company, in certain circumstances and subject to certain limitations, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Capital Adequacy Requirements and BASEL III. Hilltop and PlainsCapital, which includes the Bank and PrimeLending, are subject to capital adequacy requirements under the comprehensive capital framework for U.S. banking organizations known as “Basel III”. Basel III, which reformed the existing frameworks under which U.S. banking organizations historically operated, became effective January 1, 2015 and was fully phased in as of January 1, 2019. Basel III was developed by the Basel Committee on Banking Supervision and adopted by the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency (the “OCC”).

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

Final rules published by the Federal Reserve, the FDIC, and the OCC implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Among other things, Basel III increased minimum capital requirements, introduced a new minimum leverage ratio and implemented a capital conservation buffer. The regulatory agencies carefully considered the potential impacts on all banking organizations, including community and regional banking organizations such as Hilltop and PlainsCapital, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework. Under the guidelines in effect beginning January 1, 2015, a risk weight factor of 0% to 1250% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base.

Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital consists of common equity Tier 1 capital and additional Tier 1 capital. Below is a list of certain significant components that comprise the tiers of capital for Hilltop and PlainsCapital under Basel III.

Common equity Tier 1 capital:

●	includes common stockholders’ equity (such as qualifying common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits and foreign currency translation adjustments, excluding changes in other comprehensive income (loss) and treasury stock);
●	includes certain minority interests in the equity capital accounts of consolidated subsidiaries; and
●	excludes goodwill and various intangible assets.

Additional Tier 1 capital:

●	includes certain qualifying minority interests not included in common equity Tier 1 capital;
●	includes certain preferred stock and related surplus;
●	includes certain subordinated debt; and
●	excludes 50% of the insurance underwriting deduction.

Tier 2 capital:

●	includes allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets;
●	includes minority interests not included in Tier 1 capital; and
●	excludes 50% of the insurance underwriting deduction.

The following table summarizes the Basel III requirements fully phased-in as of the period beginning January 1, 2019.

Item	Requirement
Minimum common equity Tier 1 capital ratio	4.5%
Common equity Tier 1 capital conservation buffer	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	7.0%
Minimum Tier 1 capital ratio	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	8.5%
Minimum total capital ratio	8.0%
Minimum total capital ratio plus capital conservation buffer	10.5%

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

The rules also prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the rules were fully phased-in in 2019, the minimum capital requirements plus the capital conservation buffer should have exceeded the prompt corrective action well-capitalized thresholds.

Hilltop and PlainsCapital began transitioning to the Basel III final rules on January 1, 2015. The capital conservation buffer and certain deductions from common equity Tier 1 capital were fully phased in as of January 1, 2019. During 2019, our eligible retained income was positive and our capital conservation buffer was greater than 2.5%, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2020.

At December 31, 2019, Hilltop had a total capital to risk-weighted assets ratio of 17.55%, Tier 1 capital to risk-weighted assets ratio of 17.13% and a common equity Tier 1 capital to risk-weighted assets ratio of 16.70%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At December 31, 2019, PlainsCapital had a total capital to risk-weighted assets ratio of 14.13%, Tier 1 capital to risk-weighted assets ratio of 13.45% and a common equity Tier 1 capital to risk-weighted assets ratio of 13.45%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

Phase-in of Current Expected Credit Losses Accounting Standard. In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL became effective January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. We have elected to not exercise the option for phase-in.

Volcker Rule. Provisions of the Volcker Rule and the final rules implementing the Volcker Rule restrict certain activities provided by the Company, including proprietary trading and sponsoring or investing in “covered funds,” which include many venture capital, private equity and hedge funds. For purposes of the Volcker Rule, purchases or sales of financial instruments such as securities, derivatives, contracts of sale of commodities for future delivery or options on the foregoing for the purpose of short-term gain are deemed to be proprietary trading (with financial instruments held for less than 60 days presumed to be for proprietary trading unless an alternative purpose can be demonstrated), unless certain exemptions apply. Exempted activities include, among others, the following: (i) underwriting; (ii) market making; (iii) risk mitigating hedging; (iv) trading in certain government securities; (v) employee compensation plans and (vi) transactions entered into on behalf of and for the account of clients as agent, broker, custodian, or in a trustee or fiduciary capacity. On July 22, 2019, the federal banking agencies, among other agencies, published a final rule implementing provisions of EGRRCPA that exclude community banks with $10.0 billion or less in total consolidated assets and total trading assets and liabilities of 5% or less of total consolidated assets from the restrictions of the Volcker Rule. At this time, the Bank does not qualify for this regulatory exclusion.

On November 14, 2019, the federal banking agencies, among other agencies, published a separate final rule to provide greater clarity and certainty about the activities prohibited by the Volcker Rule and to improve supervision and implementation of the Volcker Rule based on the agencies’ experience implementing these provisions since 2013. Banking entities must comply with the final rule by January 1, 2021, however, banking entities may voluntarily comply with the final rule in whole or in part prior to the compliance date, subject to the agencies’ completion of necessary technological changes.

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

Banking

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. The Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continued to examine the Bank for compliance with federal consumer protection laws. As of September 30, 2019 and December 31, 2019, the Bank’s total assets were $10.9 billion and $11.1 billion, respectively. If the Bank’s total assets are over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank will become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter. The Bank expects that it will be subject to CFPB supervisory and enforcement authority starting in the second quarter of 2020.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2019.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35% by September 30, 2020. On November 28, 2018, the FDIC announced that the DIF reserve ratio exceeded the statutorily required minimum reserve ratio of 1.35%, ahead of the September 30, 2020 deadline. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum ratio: (1) surcharges on insured depository institutions with total consolidated assets of $10.0 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC will notify the Bank concerning any assessment credits and the assessment rate that we will be charged for the assessment period. As a result of the new regulations, we expect to incur lower annual deposit insurance assessments, which could have a positive impact on our financial condition and results of operations. Accruals for DIF assessments were $0.5 million during 2019.

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

On January 1, 2019, PlainsCapital fully transitioned to the final rules that substantially amended the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms. For additional discussion of Basel III, see the section entitled “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and Basel III” earlier in this Item 1. At December 31, 2019, PlainsCapital’s ratio of total risk-based capital to risk-weighted assets was14.13%, PlainsCapital’s ratio of Tier 1 capital to risk-weighted assets was 13.45%, PlainsCapital’s common equity Tier 1 capital to risk-weighted assets ratio was 13.45%, and PlainsCapital’s ratio of Tier 1 capital to average total assets was 11.61%

On December 13, 2019, the Federal Reserve, the FDIC and the OCC published a final rule modifying the treatment of high volatility commercial real estate (“HVCRE”) exposures as required by EGRRCPA. The final rule clarifies certain defined terms in the HVCRE exposure definition in a manner generally consistent with the call report instructions as well as the treatment of credit facilities that finance one- to four-family residential properties and the development of land. The final rule becomes effective on April 1, 2020.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to such bank. Pursuant to a provision in EGRRCPA, the FDIC published a final rule on February 4, 2019 excepting a capped amount of reciprocal deposits from being considered as brokered deposits for certain insured depository institutions. The FDIC also published a proposed rule seeking comments on the FDIC’s overall brokered deposit regulations. At December 31, 2019, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

Fixing America’s Surface Transportation Act (FAST Act). The FAST Act, signed by President Obama on December 4, 2015, provides for funding highways and infrastructure in the United States. Part of the funding for this law comes from a reduction of the dividends paid by the Federal Reserve to its stockholders with total consolidated assets of more than $10 billion, effective January 1, 2016. On that date, the annual dividend on paid-in capital stock for stockholders with total consolidated assets of more than $10 billion shall be the lesser of: (i) the rate equal to the high yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of such dividend and (ii) 6 percent. The Federal Reserve Board published a final rule implementing these requirements on November 23, 2016. On November 13, 2017, the Federal Reserve published its annual adjustment to the consolidated asset threshold, increasing it to $10.283 billion through December 31, 2019. On December 12, 2019, the Federal Reserve published its annual adjustment to the consolidated asset threshold, increasing it to $10.715 billion in assets through December 31, 2020. As of December 31, 2019, the Bank’s total assets were $11.1 billion.

Anti-terrorism and Money Laundering Legislation. The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001, as amended (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, including obtaining beneficial ownership information on new legal entity customers and otherwise has implemented policies and procedures intended to comply with the foregoing rules.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including, but not limited to, sales and trade practices, net capital requirements, record keeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the conduct of investment banking and research activities and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed herein. Additional legislation, changes in rules promulgated by the SEC, securities exchanges, or self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, securities exchanges, self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, profit disgorgement, monetary penalties, suspension or expulsion of broker-dealers, their registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

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

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2019, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

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

Regulation BI and Form CRS Relationship Summary (“Form CRS”). On June 5, 2019, the SEC adopted Regulation Best Interest (“Regulation BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer. The SEC also adopted Form CRS, which requires registered investment advisors (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Regulation BI, the SEC added new record-making and recordkeeping rules. The compliance date for Regulation BI and the related rules is June 30, 2020. Regulation BI heightens the standard of care for broker-dealers when making investment recommendations and would impose disclosure and policy and procedural obligations that could impact the compensation our wealth management line of business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Regulation BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA.

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

The final rules concerning mortgage origination and servicing address the following topics:

Ability to Repay. This final rule requires that for residential mortgages, creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans.

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

Copies of Appraisals. This final rule requires a creditor to provide a free copy of appraisal or valuation reports prepared in connection with any closed-end loan secured by a first lien on a dwelling. The final rule requires notice to applicants of the right to receive copies of any appraisal or valuation reports and creditors must send copies of the reports whether or not the loan transaction is consummated. Creditors must provide the copies of the appraisal or evaluation reports for free, however, the creditors may charge reasonable fees for the cost of the appraisal or valuation unless applicable law provides otherwise.

Escrow Requirements. This final rule requires a minimum duration of five years for an escrow account on certain higher-priced mortgage loans, subject to certain exemptions for loans made by certain creditors that operate predominantly in rural or underserved areas, as long as certain other criteria are met.

Servicing. Two final rules, the Truth in Lending Act and the Real Estate Settlement Procedures Act, protect consumers from detrimental actions by mortgage servicers and to provide consumers with better tools and information when dealing with mortgage servicers. The final rules include a number of exemptions and other adjustments for small servicers, defined as servicers that service 5,000 or fewer mortgage loans and service only mortgage loans that they or an affiliate originated or own.

Mortgage Loan Originator Compensation. This final rule revises and clarifies existing regulations and commentary on loan originator compensation. The rule also prohibits, among other things: (i) certain arbitration agreements; (ii) financing certain credit insurance in connection with a mortgage loan; (iii) compensation based on a term of a transaction or a proxy for a term of a transaction; and (iv) dual compensation from a consumer and another person in connection with the transaction. The final rule also imposes a duty on individual loan officers, mortgage brokers and creditors to be “qualified” and, when applicable, registered or licensed to the extent required under applicable State and Federal law.

Risk Retention. This final rule requires that at least one sponsor of each securitization retains at least 5% of the credit risk of the assets collateralizing asset-backed securities. Sponsors are prohibited from hedging or transferring this credit risk, and the rule applies in both public and private transactions. Securitizations backed by “qualified residential mortgages” or “servicing assets” are exempt from the rule, and the definition of “qualified residential mortgages” is subject to review of the joint regulators every five years.

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

Texas also has adopted laws substantially similar to the NAIC’s risk based capital (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the TDI to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2019, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2019 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

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

The Terrorism Risk Insurance Program Reauthorization Act of 2015 extended a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States through December 31, 2020 and set the reimbursement percentage at 85%, subject to a decrease of one percentage point per calendar year until it equals 80%, and the deductible at 20%. Although NLC is protected by federally funded terrorism reinsurance, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLC’s deductible under this Federal Program was $0.5 million for 2019 and is estimated to be $0.1 million in 2020. Potential future changes could also adversely affect NLC by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. NLC had no terrorism-related losses in 2019.

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

State dividend limitations. The TDI must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. At December 31, 2019, the extraordinary dividend limit for NLIC and ASIC was $11.2 million and $1.9 million, respectively. In addition, NLC’s insurance companies may only pay dividends out of their earned surplus.

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

NLC did not incur any levies from guaranty associations in 2019, 2018 or 2017. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLC is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLC has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We have historically accounted for this risk by maintaining an allowance for loan losses in an amount intended to cover Bank management’s estimate of losses inherent in the loan portfolio. Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the FNB Transaction, the acquisition by merger of SWS for stock and cash consideration (the “SWS Merger”) and the BORO Acquisition (collectively, the “Bank Transactions”) as of the applicable acquisition date and write down the recorded value of each such acquired portfolio to the applicable estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of such loans. The allowance for loan losses that had been maintained by PCC, FNB, SWS or BORO, as applicable, prior to their respective transactions, was eliminated in this accounting process. A new allowance for loan losses has been established for loans made by the Bank subsequent to consummation of the PlainsCapital Merger and for any decrease from that originally estimated as of the applicable acquisition date in the estimate of cash flows to be received from the loans acquired in the Bank Transactions.

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

Further, the measure of our allowance for loan losses is also dependent on the adoption of new accounting standards. On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued the Current Expected Credit Loss (“CECL”) standard, which became effective on January 1, 2020 and will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration is reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. New model development has increased expenses associated with the collection and processing of data during 2018 and 2019. Upon adoption, and based on the current loan portfolio and the range of current forecasts of future economic conditions, we estimate that the allowance for credit losses will be between $80 million and $100 million, inclusive of the estimate of change in reserve for unfunded commitments of between $6 million and $9 million, currently included in other liabilities within the consolidated balance sheets, when adopted on January 1, 2020. This estimated increase, net of tax, will be reflected within our banking segment and as a decrease to opening retained earnings at January 1, 2020. While not material, the impact of the adoption of CECL also affects our regulatory capital, performance and other asset quality ratios. Moreover, the CECL model could create more volatility in the Bank’s level of allowance for loan losses.

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

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Between December 2016 and December 2018, the Federal Open Market Committee of the Federal Reserve Board raised its target range for short-term interest rates by 200 basis points, and during 2019 it decreased interest rates by 75 basis points. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Asymmetrical changes in interest rates, such as if short-term rates increase or decrease at a faster rate than long-term rates, can affect the slope of the yield curve. A flatter or inverted yield curve, which occurred at various times throughout 2019, as measured by the difference between 10-year U.S. Treasury bond yields and 3-month yields, could adversely impact the net interest income of our banking segment as the spread between interest-earning assets and interest-bearing liabilities becomes compressed. As a result, a flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income and our net interest margin over time.

An increase in the absolute level of interest rates may also, among other things, adversely affect the demand for loans and our ability to originate loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our income generated from mortgage origination activities. Conversely, a decrease in the absolute level of interest rates, among other things, may lead to prepayments in our loan and mortgage-backed securities portfolios as well as increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

Our broker-dealer segment holds securities, principally fixed-income bonds, to support sales, underwriting and other customer activities. If interest rates increase, the value of debt securities held in the broker-dealer segment’s inventory would decrease. Rapid or significant changes in interest rates could adversely affect the segment’s bond sales, trading and underwriting activities. Further, the profitability of our margin and stock lending businesses depends to a great extent on the difference between interest income earned on loans and investments of customer cash balances and the interest expense paid on customer cash balances and borrowings.

At December 31, 2019, approximately 81% of our insurance segment’s invested assets were invested in fixed maturity assets such as bonds and mortgage-backed securities. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our insurance segment’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our insurance segment’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Additionally, mortgage-backed securities are typically prepaid more quickly when interest rates fall and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities are typically prepaid more slowly, which may result in our insurance segment receiving interest payments that are below the then-prevailing interest rates for longer time periods than expected. The volatility of our insurance segment’s claims may force it to liquidate securities, which may cause it to incur capital losses. If our insurance segment’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. In addition, if we experience market disruption and volatility, such as that experienced in 2009 and 2010, we may experience additional losses on our investments and reductions in our earnings. Investment losses could significantly decrease the asset base and statutory surplus of our insurance segment, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating.

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

The pending sale of NLC is subject to closing conditions, the failure of any of which could result in our inability to consummate the transaction and, consequently, adversely affect our business, financial condition, results of operations or our stock price.

On January 30, 2020, we entered into a stock purchase agreement for the sale of NLC in an all-cash transaction. The closing of the sale is subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals from the Texas Department of Insurance. No assurance can be given as to when or whether these approvals will be received. The failure to satisfy this or any other closing condition could result in our inability to consummate the transaction. Furthermore, the stock purchase agreement may be terminated prior to the closing by us or the buyer in certain circumstances, including if (i) the closing has not occurred by July 30, 2020 (unless extended to October 30, 2020, pursuant to the terms and under the circumstances set forth in the stock purchase agreement); (ii) a required governmental approval that is a condition to the closing is denied or a governmental authority has issued a permanent injunction or other judgment preventing the closing; or (iii) the other party materially breaches the stock purchase agreement (and fails to cure such breach within a specified period) such that the closing conditions would not be satisfied.

We expect to incur transaction costs in connection with the pending sale whether or not it is completed. In addition, under the stock purchase agreement, we are subject to certain restrictions on the conduct of NLC’s business prior to the completion of the pending sale, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities. Finally, the current trading price of our common stock may reflect a market assumption that the sale of NLC will be completed. If we are unable to consummate the sale of NLC, we may be unable to find another party willing to purchase NLC on equally favorable terms or at all. The failure to complete the sale of NLC may adversely affect our business, financial condition, results of operations or our stock price.

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

Our business and results of operations are affected by general economic, market and business conditions. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends to a degree on factors beyond our control, including:

●	national and local economic conditions, such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, energy prices, bankruptcies, household income and consumer spending;
●	the availability and cost of capital and credit;
●	incidence of customer fraud; and
●	federal, state and local laws affecting these matters.

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

Several factors could pose risks to the financial services industry, including trade wars, restrictions and tariffs; slowing growth in emerging economies; geopolitical matters, including international political unrest, disturbances and conflicts; acts of war and terrorism; epidemics; changes in interest rates; regulatory uncertainty; continued infrastructure deterioration and low oil prices. In addition, the current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

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

The recent occurrence of cybersecurity incidents across a range of industries has resulted in increased legislative and regulatory scrutiny over cybersecurity and calls for additional data privacy laws and regulations at both the state and federal levels. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, which imposes requirements on companies operating in California and provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. These laws and regulations could result in increased operating expenses or increase our exposure to the risk of litigation.

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

We continue to evaluate our cybersecurity program and will consider incorporating new practices as necessary to meet the expectations of regulatory agencies in light of such cybersecurity guidance and regulatory actions and settlements for cybersecurity-related failures and violations by other industry participants. Such procedures include management-level engagement and corporate governance, risk management and assessment, technical controls, incident response planning, vulnerability testing, vendor management and staff training. Even if we implement these procedures, however, we cannot assure you that we will be fully protected from a cybersecurity incident, the occurrence of which could adversely affect our reputation and financial condition.

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

We conduct our banking operations primarily in Texas. At December 31, 2019, substantially all of the real estate loans in our loan portfolio were secured by properties located in our four largest markets within Texas, with 40%, 21%, 16% and 6% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio, Houston/Coastal Bend and Rio Grande Valley/South Texas markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. The Bank has loans extended to businesses that depend on the energy industry including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors. If crude oil prices decrease and remain depressed for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios. Moreover, natural disasters, such as Hurricane Harvey in 2017, may also have an adverse impact on local economic conditions.

In addition, mortgage origination fee income and insurance premium volume are both dependent to a significant degree on economic conditions in Texas and California. During 2019, 19.3% and 10.0% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Further, Texas insureds accounted for 69.6% and 68.2% of our insurance segment’s gross premiums written in 2019 and 2018, respectively. Also, in our broker-dealer segment, 66% of public finance services net revenues were from entities located in Texas, and 90% of retail brokerage service revenues were generated through locations in Texas, California and Oklahoma. Any regional or local economic downturn that affects Texas or, to a lesser extent, California or Oklahoma, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2019, 43% of the loan portfolio of our banking segment was comprised of loans with commercial or residential real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in commercial or residential real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest income or expense.

Certain loans we originate bear interest at a floating rate based on LIBOR. We also pay interest on certain notes and are counterparty to derivative agreements that are based on LIBOR.

As previously discussed, in July 2017, the FCA announced that it intends to cease compelling banks to submit rates for the calculation of LIBOR after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The ARRC has proposed that SOFR is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

It is unclear whether, or in what form, LIBOR will continue to exist after 2021. Any transition to an alternative benchmark will require careful consideration and implementation so as not to disrupt the stability of financial markets. If LIBOR ceases to exist, we may need to take a variety of actions, including negotiating certain of our agreements based on an alternative benchmark that may be established, if any. There is no guarantee that a transition from LIBOR to an alternative benchmark will not result in financial market disruptions, significant changes in benchmark rates or adverse changes in the value of certain of our loans, and our income and expense. In addition, as a result of these actions, we may incur significant expenses in effecting the transition, including, but not limited to, changes to our agreements and our agreements with customers that do not contemplate LIBOR being unavailable, systems and processes, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.

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

Our insurance segment expects to have large aggregate exposures to inherently unpredictable natural and man-made disasters of great severity, such as hurricanes, hail, tornados, windstorms, wildfires and acts of terrorism. The catastrophe models utilized by our insurance segment to assess its probable maximum insurance losses have, in the past, failed to adequately project the financial impact of hurricanes. Although our insurance segment may attempt to exclude certain losses, such as terrorism and other similar risks, from some coverage that our insurance segment writes, it may be prohibited from, or may not be successful in, doing so. The occurrence of losses from catastrophic events may have a material adverse effect on our insurance segment’s ability to write new business and on its financial condition and results of operations. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and our insurance segment expects that these factors will increase the severity of losses in the future. Factors that may influence our insurance segment’s exposure to losses from these types of events, in addition to the routine adjustment of losses, include, among others:

●	exhaustion of reinsurance coverage;
●	increases in reinsurance rates;
●	unanticipated litigation expenses;
●	unrecoverability of ceded losses;
●	impact on independent agent operations and future premium income in areas affected by catastrophic events;

●	unanticipated expansion of policy coverage or reduction of premium due to regulatory, legislative and/or judicial action following a catastrophic event; and
●	unanticipated demand surge related to other recent catastrophic events.

Our insurance segment writes insurance primarily in the states of Texas, Arizona, Tennessee, Oklahoma and Georgia. In 2019, Texas accounted for 69.6%, Arizona accounted for 11.6%, Tennessee accounted for 8.2%, Oklahoma accounted for 5.6% and Georgia accounted for 3.1% of our gross premiums written. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting any of these regions or significant portions of any of these regions could adversely affect our insurance segment’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although our insurance segment purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $95 million, our insurance segment’s losses would exceed the limits of its reinsurance coverage.

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

Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.

We use derivative financial instruments, primarily consisting of interest rate swaps, to limit our exposure to interest rate risk within the banking and mortgage origination segments. No hedging strategy can completely protect us, and the derivative financial instruments we elect may not have the effect of reducing our interest rate risk. Poorly designed strategies, improperly executed and documented transactions, inaccurate assumptions or the failure of a counterparty to fulfill its obligations could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not adequately offset the risks of interest rate volatility and could result in or magnify losses, which could have an adverse effect on our financial condition and results of operations.

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

At December 31, 2019, on a consolidated basis, we had total deposits of $9.0 billion and other indebtedness of $1.8 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”). Our significant amount of indebtedness could have important consequences, such as:

●	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
●	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
●	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
●	restricting us from making strategic acquisitions, developing properties or pursuing business opportunities;
●	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of such subsidiaries to pay dividends or make other distributions to us;
●	exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;

●	increasing our vulnerability to a downturn in general economic conditions or a decrease in pricing of our products; and
●	limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

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

Our ability to satisfy our debt obligations will depend upon, among other things:

●	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
●	our future ability to refinance the Senior Notes, which depends on, among other things, our compliance with the covenants in the indenture governing the Senior Notes.

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

The indenture governing the Senior Notes contains, and any instruments governing future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

●	dispose of, or issue voting stock of, certain subsidiaries; or
●	incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain subsidiaries.

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

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the TDI, the FDIC, the CFPB, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders or other debt holders. Insurance regulations promulgated by state insurance departments are primarily intended to protect policyholders rather than stockholders or other debt holders. Likewise, regulations promulgated by the SEC and FINRA are primarily intended to protect the securities markets and customers of broker-dealer businesses rather than stockholders or other debt holders. Further, if the Bank’s total assets are over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank will become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter. The Bank expects that it will be subject to CFPB supervisory and enforcement authority starting in the second quarter of 2020.

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

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

In particular, under the Basel III capital framework, we are now required to satisfy additional, more stringent, capital adequacy standards than we had in the past. Further, because we had less than $15 billion in assets as of December 31, 2009, we have been allowed to include the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, in Tier 1 capital. However, because Hilltop has grown above $15 billion in assets, if we make an acquisition in the future, the debentures issued to the Trusts may be phased out of Tier 1 and into Tier 2 capital. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. The application of more stringent capital requirements for Hilltop and PlainsCapital could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

Periodically, the SEC adopts amendments to Rules 15c3-1 and 15c3-3 under the Exchange Act related to our broker-dealer segment. The implementation of any new requirements from these amendments may increase our cost of regulatory compliance.

The adoption of CECL on January 1, 2020 will also impact our capital ratios as we anticipate that it will result in a reduction of our regulatory capital. Based upon the current loan portfolio, we estimate that the allowance for credit losses will be between $80 million and $100 million, inclusive of the estimate of change in reserve for unfunded commitments of between $6 million and $9 million, when adopted on January 1, 2020. This estimated increase, net of tax, will be reflected as a decrease to opening retained earnings at January 1, 2020. Although we are permitted to elect a three-year phase-in of this adverse impact on our regulatory capital, we have elected to not exercise this option. The federal banking agencies will also require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations.

Our broker-dealer business is subject to various risks associated with the securities industry.

Our broker-dealer business is subject to uncertainties that are common in the securities industry. These uncertainties include:

●	intense competition in the securities industry;
●	the volatility of domestic and international financial, bond and stock markets;
●	extensive governmental regulation;
●	litigation; and
●	substantial fluctuations in the volume and price level of securities.

As a result of such uncertainties, the revenues and operating results of our broker-dealer segment may vary significantly from quarter to quarter and from year to year. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide financial advisory, underwriting and other services. Disruptions in fixed income and equity markets could lead to a decline in the volume of transactions executed for customers and, therefore, to declines in revenues from commissions and clearing services. In addition, the Hilltop Broker-Dealers are operating subsidiaries of Hilltop, which means that their activities are limited to those that are permissible for subsidiaries of a bank holding company.

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

Our existing correspondents may choose to perform their own clearing services or move their clearing business to one of our competitors or exit the business.

As the operations of our correspondents grow, our correspondents may consider the option of performing clearing functions themselves, in a process referred to as “self-clearing.” The option to convert to self-clearing operations may become more attractive as the transaction volume of a broker-dealer grows. The cost of implementing the necessary infrastructure may eventually be offset by the elimination of per transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing broker-dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. Furthermore, our correspondents may decide to use the clearing services of one of our competitors or exit the business. Any significant loss of correspondents due to self-clearing, moving their clearing business to a competitor or exiting the business could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Several of our broker-dealer segment’s product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers.

We offer a variety of services and products, such as individual retirement accounts and municipal bonds, which rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, national municipal issuances surged in the fourth quarter of 2017 due to the then-anticipated effects of the Tax Cuts and Jobs Act, and a number of national municipal issuers elected to accelerate certain capital raising initiatives before these changes were enacted. As a result, we experienced lower municipal issuance volume in 2018, which adversely impacted the financial condition, results of operations and cash flows of our broker-dealer segment’s public finance services line of business.

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

At December 31, 2019, the mortgage origination segment’s MSR asset had a fair value of $56.7 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

We identified a material weakness in our internal controls over financial reporting and determined that our disclosure controls and procedures were not effective. If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. If we fail to maintain adequate internal controls, our financial statements may not accurately reflect our financial condition. Inadequate internal control over financial reporting could impact the reliability and timeliness of our financial reports and could cause investors to lose confidence in our reported financial information, which could have a negative effect on our business and the value of our securities.

Based on management’s assessment, we concluded that our disclosure controls and procedures were not effective as of December 31, 2019 and that we had as of such date a material weakness in our internal control over financial reporting. The specific factors leading to this conclusion are described in Part II - Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K and in “Management’s Report on Internal Control over Financial Reporting” appearing elsewhere in this Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. During the fourth quarter of 2019, management identified a control deficiency that constituted a material weakness as of December 31, 2018 and determined that Hilltop did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement. This control deficiency could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected. As of December 31, 2019, this material weakness was not remediated. If the remedial measures intended to address the material weakness and related disclosure controls we have implemented are insufficient, or if additional material weakness or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

Income that we recognize in connection with the purchase discount of the credit-impaired loans acquired in the Bank Transactions could be volatile in nature and have significant effects on reported net income.

In connection with the Bank Transactions, we acquired loans at an aggregate discount of $540.5 million. The Bank Transactions have each been accounted for under the acquisition method of accounting. Accordingly, the respective discounts are amortized and accreted to interest income on a monthly basis. The effective yield and related discount accretion on credit-impaired loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. Volatility may increase as the variance of actual results from initial projections increases. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Aggregate accretion of $28.7 million on loans purchased at a discount in the Bank Transactions was recorded as interest income during 2019. As of December 31, 2019, the balance of our discount on loans in the aggregate was $72.3 million.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with acquisitions, our consolidated balance sheet at December 31, 2019, included goodwill of $291.4 million and other intangible assets, net of accumulated amortization, of $30.2 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Based on the results of our annual quantitative analysis as of October 1, 2019, the fair values of each of our reporting units indicated no impairment of goodwill. Any downward revisions to current year actual and future forecasted operating performance, in conjunction with any changes to long-term growth rates or discount rates, may cause the fair value of the respective reporting unit to decline. If the estimated fair value is less than the carrying value, we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

Our broker-dealer segment has historically earned a material portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that the public finance services line of business serves can be subject to significant fluctuations based on factors such as changes in interest rates, property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. A decline in the market for municipal advisory services due to the factors listed above could have an adverse effect on our business and results of operations.

We are subject to losses due to fraudulent and negligent acts.

Our banking and mortgage origination businesses expose us to fraud risk from our loan and deposit customers and the parties they do business with, as well as from our employees, contractors and vendors. We rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation, and employment and income documentation, in deciding which loans to originate and the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or negligently, and the misrepresentation is not detected prior to funding, the value of the collateral may be significantly lower than expected, the source of repayment may not exist or may be significantly impaired, or we may fund a loan that we would not have funded or on terms we would not have extended. While we have underwriting and operational controls in place to help detect and prevent such fraud, no such controls are effective to detect or prevent all fraud. Whether a misrepresentation is made by the applicant, another third party or one of our own employees, we may bear the risk of loss associated with the misrepresentation. We have experienced losses resulting from fraud in the past, including loan, wire transfer, document and check fraud, and identity theft. We maintain fraud insurance, but this insurance may not be sufficient to cover all of our losses from any fraudulent acts.

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

Overall, competition among providers of financial products and services continues to increase as technological advances have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including online checking, savings and brokerage accounts, online lending, online insurance underwriters, crowdfunding, digital wallets, and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. This competition could result in the loss of customer deposits and brokerage accounts, lower mortgage originations and lower insurance premiums written which could have a material adverse effect on our financial condition and results of operations.

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

Our insurance segment purchases reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2019, our insurance segment’s personal lines ceded 5.7% of its direct insurance premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded none of its direct insurance premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, decreased 17.8% during 2019, compared with 2018, which was primarily attributable to reinstatement premiums in 2018 associated with Hurricane Harvey. Reinsurance cost generally fluctuates as a result of storm costs or any changes in capacity within the reinsurance market.

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

At December 31, 2019, our insurance segment had $1.0 million in reinsurance recoverables and receivables, including ceded paid loss recoverables, ceded losses and LAE recoverables and ceded unearned insurance premiums. Our insurance segment expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Because our insurance segment remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse our insurance segment for losses paid, or delays reimbursing our insurance segment for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.

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

NLIC and ASIC are also subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer’s percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period. Our insurance segment paid no assessments during 2019, 2018 and 2017. We cannot, however, predict with certainty the amount of future assessments, because these assessments depend on factors outside our control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas.

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

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

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

NLC’s ability to comply with these covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default under the indentures governing the notes. Other agreements that NLC or its insurance company subsidiaries may enter into in the future may contain covenants imposing significant restrictions on their respective businesses that are similar to, or in addition to, the covenants under their respective existing agreements. These restrictions may affect NLC’s ability to operate its business and may limit its ability to take advantage of potential business opportunities as they arise.

Risks Related to Our Common Stock

We may issue shares of preferred stock or additional shares of common stock to complete an acquisition or effect a combination or under an employee incentive plan after consummation of an acquisition or business combination, which would dilute the interests of our stockholders and likely present other risks.

The issuance of shares of preferred stock or additional shares of common stock:

●	may significantly dilute the equity interest of our stockholders;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards; and
●	may adversely affect prevailing market prices for our common stock.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2019, no shares of preferred stock were outstanding.

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

Insurance Laws. NLIC and ASIC are domiciled in the State of Texas. Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the TDI. Acquisition of control would be presumed on the acquisition, directly or indirectly, of ten percent or more of our outstanding voting stock, unless the regulators determine otherwise. Prior to granting approval of an application to acquire control of a domestic insurer, the TDI will consider several factors, such as:

●	the financial strength of the acquirer;
●	the integrity and management experience of the acquirer’s board of directors and executive officers;

●	the acquirer’s plans for the management of the insurer;
●	the acquirer’s plans to declare dividends, sell assets or incur debt;
●	the acquirer’s plans for the future operations of the domestic insurer;
●	the impact of the acquisition on continued licensure of the domestic insurer;
●	the impact on the interests of Texas policyholders; and
●	any anti-competitive results that may arise from the consummation of the acquisition of control.

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

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2019, we declared and paid cash dividends of $0.32 per common share.

In January 2019, the Hilltop board of directors authorized a stock repurchase program through January 2020, pursuant to which the Company was authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2019, the Company paid $73.4 million to repurchase an aggregate of 3,390,247 shares of common stock at a weighted average price of $21.64 per share. These amounts are inclusive of the repurchase of shares by Hilltop from Oak Hill Capital discussed below. These shares were returned to Hilltop’s pool of authorized but unissued shares of common stock.

On August 19, 2019, we entered into a Securities Purchase Agreement to purchase 2,175,404 shares of our common stock from Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and Oak Hill Capital Management, LLC (collectively, “Oak Hill Capital”). The purchase was consummated on August 20, 2019 at a purchase price of $48.4 million, or $22.25 per share. The repurchase of shares by Hilltop from Oak Hill Capital fully utilized all remaining availability of the stock repurchase program previously authorized in January 2019.

In January 2020, our board of directors authorized a new stock repurchase program through January 2021, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

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

During 2018, we also made an investment in land and a mixed-use real estate development in the City of University Park, Texas, which has served as headquarters for both Hilltop and the Bank since February 2020.

Banking. At December 31, 2019, our banking segment conducted business at 68 locations throughout Texas, including five support facilities. We lease 35 banking locations, including our principal offices, and we own the remaining 33 banking locations.

Broker-Dealer. At December 31, 2019, our broker-dealer segment conducted business from 52 locations in 20 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination. At December 31, 2019, our mortgage origination segment conducted business from over 300 locations in 44 states. Each of these locations is leased by PrimeLending.

Insurance. At December 31, 2019, our insurance segment leases office space for its corporate, claims and customer service operations. Our insurance segment’s principal office is leased from an affiliate, Hilltop Securities.

Item 3. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 19 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. At February 27, 2020, there were 90,798,946 shares of our common stock outstanding with 413 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2019, we declared and paid cash dividends of $0.32 per common share. On January 30, 2020, we announced that our board of directors increased our quarterly dividend to $0.09 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Business — There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2019 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 21, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	556,368
Total	—	$—	556,368

*

In September 2012, our stockholders approved the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2019, 3,873,386 awards had been granted pursuant to the 2012 Plan, while 429,754 awards were forfeited and are eligible for reissuance. All shares outstanding under the 2012 Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock.

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2019	—	$—	—	$—
November 1 - November 30, 2019	—	—	—	—
December 1 - December 31, 2019	—	—	—	—
Total	—	$—	—
(1)	In January 2020, we announced that our board of directors authorized a stock repurchase program under which we may repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2021, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Recent Sales of Unregistered Securities

On December 31, 2019, we issued an aggregate of 5,853 shares of common stock under the 2012 Plan to certain non-employee directors as compensation for their service on our board of directors during the fourth quarter of 2019. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2019 and 2018 and our consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 have been derived from our historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. The operations acquired in the BORO Acquisition are included in our operating results beginning August 1, 2018 (dollars in thousands, except per share data and weighted average shares outstanding).

	2019	2018	2017	2016	2015
Statement of Operations Data:
Total interest income	$614,829	$579,428	$507,156	$455,954	$469,838
Total interest expense	173,523	143,104	85,408	58,423	61,255
Net interest income	441,306	436,324	421,748	397,531	408,583
Provision for loan losses	7,206	5,088	14,271	40,620	12,715
Net interest income after provision for loan losses	434,100	431,236	407,477	356,911	395,868
Total noninterest income	1,206,016	1,022,790	1,205,064	1,286,965	1,227,642
Total noninterest expense	1,339,807	1,293,249	1,369,255	1,412,471	1,340,016
Income before income taxes	300,309	160,777	243,286	231,405	283,494
Income tax expense	67,332	35,050	110,142	83,461	70,915
Net income	232,977	125,727	133,144	147,944	212,579
Less: Net income attributable to noncontrolling interest	7,686	4,286	600	2,050	1,606
Income attributable to Hilltop	225,291	121,441	132,544	145,894	210,973
Dividends on preferred stock (1)	—	—	—	—	1,854
Income applicable to Hilltop common stockholders	$225,291	$121,441	$132,544	$145,894	$209,119

Per Share Data:
Earnings per common share - basic	$2.44	$1.28	$1.36	$1.48	$2.10
Weighted average shares outstanding - basic	92,345	94,969	97,137	98,404	99,074
Earnings per common share - diluted	$2.44	$1.28	$1.36	$1.48	$2.09
Weighted average shares outstanding - diluted	92,394	95,067	97,353	98,629	99,962
Book value per common share	$23.20	$20.83	$19.92	$18.98	$17.56
Tangible book value per common share	$19.65	$17.31	$16.92	$15.97	$14.46
Cash dividends declared per common share	$0.32	$0.28	$0.24	$0.06	$—
Dividend payout ratio (2)	13.12%	21.90%	17.59%	4.05%	—%

Balance Sheet Data:
Total assets	$15,172,448	$13,683,572	$13,365,786	$12,738,062	$11,867,001
Cash and due from banks	484,959	644,073	486,977	669,357	652,036
Securities	2,094,301	1,991,815	1,852,094	1,215,372	1,219,874
Loans held for sale	2,106,361	1,393,246	1,715,357	1,795,463	1,533,678
Loans held for investment, net of unearned income (3)	7,381,400	6,930,458	6,455,798	6,099,626	5,587,911
Allowance for loan losses (3)	(61,136)	(59,486)	(63,686)	(54,599)	(46,947)
Goodwill and other intangible assets, net	321,590	329,440	288,240	296,503	306,676
Total deposits	9,032,214	8,536,156	7,978,119	7,063,811	6,952,683
Notes payable	283,769	228,872	208,809	317,912	238,716
Junior subordinated debentures	67,012	67,012	67,012	67,012	67,012
Total stockholders’ equity	2,128,796	1,973,893	1,914,807	1,874,520	1,738,125

Performance Ratios (4):
Return on average stockholders’ equity (5)	11.18%	6.33%	7.00%	8.13%	12.32%
Return on average assets (5)	1.66%	0.93%	1.03%	1.21%	1.70%
Net interest margin (6)	3.48%	3.55%	3.61%	3.68%	3.71%
Net interest margin (taxable equivalent) (7)	3.48%	3.56%	3.63%	3.71%	3.74%

Asset Quality Ratios (4):
Total nonperforming assets to total loans and other real estate	0.73%	0.89%	1.33%	1.39%	2.34%
Allowance for loan losses to nonperforming loans	169.28%	175.22%	139.58%	193.05%	137.99%
Allowance for loan losses to total loans	0.83%	0.86%	0.99%	0.90%	0.84%
Net charge-offs to average loans outstanding	0.08%	0.14%	0.08%	0.57%	0.14%

Capital Ratios:
Equity to assets ratio	13.86%	14.25%	14.31%	14.68%	14.64%
Tangible common equity to tangible assets	12.00%	12.13%	12.42%	12.65%	12.37%

	2019	2018	2017	2016	2015
Regulatory Capital Ratios:
Hilltop - Leverage ratio	12.71%	12.53%	12.94%	13.51%	12.65%
Hilltop - Common equity Tier 1 risk-based capital ratio	16.70%	16.58%	17.71%	18.30%	17.87%
Hilltop - Tier 1 risk-based capital ratio	17.13%	17.04%	18.24%	18.87%	18.48%
Hilltop - Total risk-based capital ratio	17.55%	17.47%	18.78%	19.34%	18.89%
PlainsCapital - Leverage ratio	11.61%	12.47%	12.32%	12.35%	13.22%
PlainsCapital - Common equity Tier 1 risk-based capital ratio	13.45%	13.90%	14.47%	14.64%	16.23%
PlainsCapital - Tier 1 risk-based capital ratio	13.45%	13.90%	14.47%	14.64%	16.25%
PlainsCapital - Total risk-based capital ratio	14.13%	14.63%	15.29%	15.38%	16.99%

Other Data:
Banking Segment:
Efficiency ratio (8)	54.99%	61.93%	58.24%	58.87%	56.45%
Return on average assets (5)	1.36%	1.23%	0.85%	0.94%	1.36%
Net interest margin (6)	4.00%	4.23%	4.31%	4.65%	5.05%
Net interest margin (taxable equivalent) (7)	4.01%	4.24%	4.33%	4.68%	5.08%
Broker-Dealer Segment:
Net revenue (9)	$455,719	$352,592	$412,156	$416,938	$367,466
Compensation as a % of net revenue	58.7%	62.0%	60.8%	60.6%	69.6%
Mortgage Origination Segment:
Mortgage loan originations volume - Home purchases	$11,718,772	$11,798,804	$11,974,571	$11,276,378	$9,891,792
Mortgage loan originations volume - Refinancings	3,860,665	1,893,680	2,483,342	4,183,835	3,460,327
Mortgage loan originations volume - Total	15,579,437	13,692,484	14,457,913	15,460,213	13,352,119
Mortgage loan sales volume - Total	14,591,727	13,735,885	14,454,260	15,155,340	13,129,069
Insurance Segment:
Net loss and LAE ratio	52.1%	58.0%	66.6%	57.4%	61.1%
Expense ratio	39.7%	39.0%	39.9%	33.5%	33.8%
Combined ratio	91.8%	97.0%	106.5%	90.9%	94.9%
Statutory surplus (10)	$89,313	$96,545	$116,590	$161,790	$152,342
Statutory premiums to surplus ratio	146.8%	138.6%	117.5%	92.3%	105.4%
(1)	Series B preferred stock was redeemed in April 2015.
(2)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(3)	At the close of business on September 30, 2018, the loss-share agreements with the FDIC for commercial assets expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations under each of the loss-share agreements with the FDIC were resolved and terminated. As such, all loans previously identified as either “covered loans” or “non-covered loans” are now collectively referred to as “loans held for investment” for all periods presented. In addition, the allowance for loan losses on the aforementioned loans held for investment is presented as one combined line item for all periods presented.
(4)	Noted measures are typically used for measuring the performance of banking and financial institutions.
(5)	Noted measures during 2017 include estimated non-cash, non-recurring charges to Hilltop consolidated and banking segment results of $28.4 million and $25.7 million, respectively, primarily attributable to the revaluation of deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“the Tax Legislation”). Deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation were final as of September 30, 2018.
(6)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(7)	Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on a 21% federal income tax rate for 2019 and 2018 periods presented and 35% federal income tax rate for all previous periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. For the periods presented, the taxable equivalent adjustments to interest income for Hilltop consolidated were $0.6 million, $0.9 million, $2.2 million, $2.4 million and $3.0 million, respectively, and for the banking segment were $0.6 million, $0.8 million, $1.6 million, $1.5 million and $1.8 million, respectively.
(8)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(9)	Net revenue is defined as the sum of total broker-dealer net interest income plus total broker-dealer noninterest income.
(10)	Statutory surplus includes combined surplus of NLIC and ASIC.

GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present certain measures in our selected financial data that are not measures of financial performance recognized by GAAP. “Tangible book value per common share” is defined as our total stockholders’ equity, excluding preferred stock, reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common equity to tangible assets” is defined as our total stockholders’ equity, excluding preferred stock, reduced by goodwill and other intangible assets divided by total assets reduced by goodwill and other intangible assets. These measures are important to investors interested in changes from period to period in tangible common equity per share exclusive of changes in intangible assets. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions.

You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures.

The following table reconciles these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “equity to total assets” (dollars in thousands, except per share data).

	December 31,
	2019	2018	2017	2016	2015

Book value per common share	$23.20	$20.83	$19.92	$18.98	$17.56
Effect of goodwill and intangible assets per share	$(3.55)	$(3.52)	$(3.00)	$(3.01)	$(3.10)
Tangible book value per common share	$19.65	$17.31	$16.92	$15.97	$14.46

Hilltop stockholders’ equity	$2,103,039	$1,949,470	$1,912,081	$1,870,509	$1,736,954
Less: goodwill and intangible assets, net	$321,590	$329,440	$288,240	$296,503	$306,676
Tangible common equity	$1,781,449	$1,620,030	$1,623,841	$1,574,006	$1,430,278

Total assets	$15,172,448	$13,683,572	$13,365,786	$12,738,062	$11,867,001
Less: goodwill and intangible assets, net	$321,590	$329,440	$288,240	$296,503	$306,676
Tangible assets	$14,850,858	$13,354,132	$13,077,546	$12,441,559	$11,560,325

Equity to assets	13.86%	14.25%	14.31%	14.68%	14.64%
Tangible common equity to tangible assets	12.00%	12.13%	12.42%	12.65%	12.37%

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

Securities Holdings. Securities Holdings is a holding company that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

NLC. NLC is a property and casualty insurance holding company that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

During 2019, our net income to common stockholders was $225.3 million, or $2.44 per diluted share. We declared and paid total common dividends of $0.32 per share, or $29.6 million, during 2019, which resulted in a dividend payout ratio of 13.12%. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $73.4 million to repurchase shares of our common stock during 2019.

We reported $300.3 million of consolidated income before income taxes during 2019, including the following contributions from our four reportable business segments.

●	The banking segment contributed $182.2 million of income before income taxes during 2019;
●	The broker-dealer segment contributed $89.8 million of income before income taxes during 2019;
●	The mortgage origination segment contributed $64.7 million of income before income taxes during 2019; and
●	The insurance segment contributed $17.5 million of income before income taxes during 2019.

At December 31, 2019, on a consolidated basis, we had total assets of $15.2 billion, total deposits of $9.0 billion, total loans, including loans held for sale, of $9.4 billion and stockholders’ equity of $2.1 billion.

On January 30, 2020, our board of directors declared a quarterly cash dividend of $0.09 per common share, payable on February 28, 2020 to all common stockholders of record as of the close of business on February 14, 2020.

Recent Developments

On January 30, 2020, we entered into an agreement to sell all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment, for a cash purchase price of $150.0 million, subject to post closing adjustments. Consummation of the transaction, which we expect to occur in the second quarter of 2020, is subject to customary closing conditions, including required regulatory approvals. We also agreed to enter into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC.

Factors Affecting Results of Operations

As a financial institution providing products and services through our banking, broker-dealer, mortgage origination and insurance segments, we are directly affected by general economic and market conditions, many of which are beyond our control and unpredictable. A key factor impacting our financial position includes changes in the level of interest rates in addition to twists in the shape of the yield curve with the magnitude and direction of the impact varying across the different lines of business. Other factors include, but are not limited to, fluctuations in volume and price levels of securities, inflation, political events, weather-related events, investor confidence, investor participation levels, legal, regulatory, and compliance requirements and competition. All of these factors have the potential to impact our financial position, operating results and liquidity. In addition, the recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially change the regulation of the financial services industry and may significantly impact us.

Factors Affecting the Current Year

Changes in Management and Efficiency Initiative-Related Charges

On October 25, 2019, we entered into a retention agreement with Todd Salmans to set forth the terms of his ongoing role with PrimeLending. Pursuant to the retention agreement, Mr. Salmans continues to serve as the Chairman of the Board of Directors of PrimeLending and received a one-time cash payment of $1.25 million on January 31, 2020. As of January 1, 2020, Mr. Salmans is not entitled to participate in our annual incentive bonus program or long-term incentive award program; provided, however, (i) he will be entitled to receive his annual incentive bonus pursuant to his performance under the annual incentive bonus program for fiscal 2019, which is payable on or before March 15, 2020, and (ii) the restricted stock units previously granted to him will continue to vest until he resigns or is terminated. On October 29, 2019, PrimeLending promoted Steve Thompson to Chief Executive Officer of PrimeLending, effective as of January 1, 2020. At the time of promotion, Mr. Thompson served, and he has since continued to serve, as President of PrimeLending. The mortgage origination segment’s financial results reflect a pre-tax charge within employees’ compensation and benefits noninterest expenses of $1.25 million in the fourth quarter of 2019 associated with Mr. Salman’s retention agreement.

On February 21, 2019, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Alan B. White, our Vice Chairman and Co-Chief Executive Officer, in connection with his retirement effective April 1, 2019 (the “Retirement Date”). Pursuant to the Separation Agreement, effective as of the Retirement Date, Mr. White resigned from all positions with Hilltop and its subsidiaries, including, without limitation, Vice Chairman of our Board of Directors and Co-Chief Executive Officer of Hilltop. The Separation Agreement also provides that Mr. White’s retention agreement with the Company, as amended, terminated on the Retirement Date, except for certain provisions that addressed, among other items, non-competition, non-solicitation, confidential information and arbitration. Effective April 1, 2019, Jeremy B. Ford became Hilltop’s sole Chief Executive Officer, Chairman of the Executive Committee of the Board of Directors of Hilltop and the Chairman of the Bank. The Separation Agreement, in accordance with Mr. White’s retention agreement, provided for aggregate payments of $12.4 million to Mr. White. During 2019, our financial results included the recognition within corporate of a pre-tax charge within employees’ compensation and benefits noninterest expenses of $5.8 million in the first quarter of 2019 associated with Mr. White’s retirement.

On February 19, 2019, we entered into a retention agreement with Hill A. Feinberg (the “Feinberg Retention Agreement") to set forth the terms of his ongoing role with the Company. Pursuant to the Feinberg Retention Agreement, as of February 20, 2019, Mr. Feinberg resigned as President and Chief Executive Officer of Hilltop Securities and from all other positions with Hilltop and its subsidiaries, other than as Chairman of the Board of Directors of Hilltop Securities, as a member of the Board of Directors of Hilltop and a member of Executive Committee of the Board of Directors of Hilltop. Pursuant to the Feinberg Retention Agreement, Mr. Feinberg served as the Chairman of the Board of Directors of Hilltop Securities until June 30, 2019, at which time he became Chairman Emeritus of Hilltop Securities and resigned from his membership on the Executive Committee of the Board of Directors of Hilltop. The Feinberg Retention Agreement provides for aggregate payments of $1.4 million to Mr. Feinberg upon his termination, resignation or death, of which $0.9 million was paid during the first quarter of 2019. Mr. Feinberg may resign or be terminated at any time. We appointed M. Bradley Winges to succeed Mr. Feinberg as President and Chief Executive Officer of Hilltop Securities effective February 20, 2019. In connection with the appointment of Mr. Winges, Hilltop and Mr. Winges entered into an employment agreement providing for a sign-on cash bonus of $1.5 million, among other benefits, on the effective date of his employment. During 2019, the broker-dealer segment’s financial results reflect aggregate pre-tax charges within employees’ compensation and benefits noninterest expenses of $2.2 million related to these items, all of which were recognized in the first quarter of 2019.

During 2019, the total impact of the above noted changes in management was $9.3 million before income taxes, $8.0 million of which was recognized during the first quarter of 2019, while the remainder was recognized during the fourth quarter of 2019. These changes and the related impact on our results of operations are collectively referred to as the “Leadership Changes.”

In addition to the costs associated with Leadership Changes during 2019, corporate and the broker-dealer segment recognized $1.0 million and $0.7 million, respectively, in efficiency initiative-related charges resulting in aggregate charges of $1.7 million.

Factors Affecting Prior Years

BORO Acquisition

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

Termination of FDIC Loss-Share Agreements

At the close of business on September 30, 2018, the loss-share agreement for commercial assets with the Federal Deposit Insurance Corporation (the “FDIC”) expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements terminated in exchange for the payment by the FDIC to the Bank of $6.26 million. These funds were received on October 19, 2018. Pursuant to the Termination Agreement, all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements, including, among others, the true-up provisions and the settlement of loss-share and expense reimbursement claims, have been resolved and terminated. In October 2018, in conjunction with the receipt of the $6.26 million noted above, the amounts receivable from the FDIC under the loss-share agreements (the “FDIC Indemnification Asset”) of $22.8 million and the FDIC true-up accrual of $16.6 million were removed with no further impact to the Company’s consolidated statements of operations. The balance of the FDIC Indemnification Asset at December 31, 2017 was included in other assets within the consolidated balance sheets. Additionally, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” In addition, the allowance for loan losses on the aforementioned loans held for investment is presented as one combined line item for all periods presented. Similarly, other real estate owned (“OREO”) which was previously referred to as “covered OREO” if covered by the loss-share agreements or otherwise “non-covered OREO” is now collectively referred to as OREO and included in other assets within the consolidated balance sheets.

Hilltop Plaza Investment

On August 3, 2018, we made a $24.6 million investment in a new real estate development in Dallas’ University Park. This investment consisted of $5.3 million for the building, the construction of which was recently completed, and $19.3 million for the land on which the building was constructed. Joining Hilltop in the transaction is our chairman and largest shareholder, Gerald J. Ford, who is an equal investing partner in the project. Hilltop and the Ford family each own 25% of the commercial office building and 50% of the 1.7-acre tract on which the building sits. Construction commenced in the fourth quarter of 2017, and total construction costs are expected to be approximately $62 million. Hilltop and the Bank have agreed to lease a majority of the available corporate office space in the building as well as retail space for a PlainsCapital Bank branch for an average cost of $3.7 million per year and $0.3 million per year, respectively, over the initial 129-month terms. The building, Hilltop Plaza, has served as headquarters for both Hilltop and the Bank since February 2020.

PrimeLending Settlement Agreement and Indemnification Agreement

On October 23, 2018, PrimeLending entered into a Settlement Agreement and an Indemnification Agreement with the Department of Justice (“DOJ”) and U.S. Department of Housing and Urban Development (“HUD”), respectively. In these agreements, PrimeLending did not admit to any liability or wrongdoing, and the DOJ and HUD did not make any concessions with respect to their alleged claims. These agreements provide for payments of $13.5 million to the DOJ and HUD in the aggregate. In exchange for these payments, each of the DOJ and HUD released any civil claims they may have related to certain loans originated by PrimeLending. The payments were made to the DOJ and HUD during the fourth quarter of 2018 and the indemnification liability related to this matter was released. Accordingly, our operating results or financial condition will not be impacted by this matter in future periods.

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improve operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement with our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. We believe that costs incurred related to these Core System Improvements and the consolidation of common back office functions will continue to represent an increasingly significant portion of our noninterest expenses throughout 2020 and into 2021, but we are making such investments with the expectation that they will result in cost savings over the long term. Costs related to our Core System Improvements, disaggregated by segment between internal-use software costs that were capitalized as premises and equipment and costs that were recorded to noninterest expense, were as follows (in thousands).

			Mortgage			Hilltop
Year Ended December 31, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$3,854	$6,101	$—	$3,382	$13,337
Noninterest expense	—	4,856	2,780	—	6,132	13,768
Total	$—	$8,710	$8,881	$—	$9,514	$27,105

			Mortgage			Hilltop
Year Ended December 31, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises and equipment	$—	$2,639	$3,140	$—	$2,710	$8,489
Noninterest expense	—	3,924	2,491	—	2,191	8,606
Total	$—	$6,563	$5,631	$—	$4,901	$17,095

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

On September 13, 2013 (the “Bank Closing Date”), the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based FNB from the FDIC, as receiver, and reopened former branches of FNB acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement by and among the FDIC as receiver for FNB, the FDIC and the Bank (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain loans and OREO that the Bank acquired in the FNB Transaction. As previously discussed, the loss-share agreements with the FDIC were terminated in the fourth quarter of 2018.

On January 1, 2015, we acquired SWS in a stock and cash transaction (the “SWS Merger”), whereby SWS’s broker-dealer subsidiaries became subsidiaries of Securities Holdings and SWS’s banking subsidiary, Southwest Securities, FSB, was merged into the Bank. On October 5, 2015, Southwest Securities, Inc. was renamed “Hilltop Securities Inc.”

On August 1, 2018, we acquired privately-held, Houston-based BORO in an all-cash transaction as discussed above. In connection with the BORO Acquisition, we merged BORO into the Bank, and all customer accounts were converted to the PlainsCapital Bank platform.

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

The elimination of intercompany transactions is included in “All Other and Eliminations.” Additional information concerning our reportable segments is presented in Note 31, Segment and Related Information, in the notes to our consolidated financial statements. The following table presents certain information about the operating results of our reportable segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results section that follow.

	Year Ended December 31,			Variance 2019 vs 2018		Variance 2018 vs 2017
	2019	2018	2017	Amount	Percent	Amount	Percent
Net interest income (expense):
Banking	$379,258	$370,732	$366,581	$8,526	2%	$4,151	1%
Broker-Dealer	51,308	50,878	43,735	430	1%	7,143	16%
Mortgage Origination	(6,273)	1,485	(915)	(7,758)	(522)%	2,400	262%
Insurance	2,329	3,025	2,861	(696)	(23)%	164	6%
Corporate	(5,541)	(9,176)	(10,069)	3,635	40%	893	9%
All Other and Eliminations	20,225	19,380	19,555	845	4%	(175)	(1)%
Hilltop Consolidated	$441,306	$436,324	$421,748	$4,982	1%	$14,576	3%

Provision (recovery) for loan losses:
Banking	$7,280	$5,319	$14,073	$1,961	37%	$(8,754)	(62)%
Broker-Dealer	(74)	(231)	198	157	68%	(429)	(217)%
Mortgage Origination	—	—	—	—	—%	-	-%
Insurance	—	—	—	—	—%	-	-%
Corporate	—	—	—	—	—%	-	-%
All Other and Eliminations	—	—	—	—	—%	-	-%
Hilltop Consolidated	$7,206	$5,088	$14,271	$2,118	42%	$(9,183)	(64)%

Noninterest income:
Banking	$41,753	$43,588	$59,904	$(1,835)	(4)%	$(16,316)	(27)%
Broker-Dealer	404,411	301,714	368,421	102,697	34%	(66,707)	(18)%
Mortgage Origination	634,992	551,860	632,388	83,132	15%	(80,528)	(13)%
Insurance	143,082	142,565	151,382	517	0%	(8,817)	(6)%
Corporate	2,221	4,893	12,798	(2,672)	(55)%	(7,905)	(62)%
All Other and Eliminations	(20,443)	(21,830)	(19,829)	1,387	6%	(2,001)	(10)%
Hilltop Consolidated	$1,206,016	$1,022,790	$1,205,064	$183,226	18%	$(182,274)	(15)%

Noninterest expense:
Banking	$231,524	$256,577	$248,404	$(25,053)	(10)%	$8,173	3%
Broker-Dealer	366,031	320,241	347,314	45,790	14%	(27,073)	(8)%
Mortgage Origination	563,998	540,474	581,899	23,524	4%	(41,425)	(7)%
Insurance	127,920	139,921	158,354	(12,001)	(9)%	(18,433)	(12)%
Corporate	50,968	36,628	33,983	14,340	39%	2,645	8%
All Other and Eliminations	(634)	(592)	(699)	(42)	(7)%	107	15%
Hilltop Consolidated	$1,339,807	$1,293,249	$1,369,255	$46,558	4%	$(76,006)	(6)%

Income (loss) before income taxes:
Banking	$182,207	$152,424	$164,008	$29,783	20%	$(11,584)	(7)%
Broker-Dealer	89,762	32,582	64,644	57,180	175%	(32,062)	(50)%
Mortgage Origination	64,721	12,871	49,574	51,850	403%	(36,703)	(74)%
Insurance	17,491	5,669	(4,111)	11,822	209%	9,780	238%
Corporate	(54,288)	(40,911)	(31,254)	(13,377)	(33)%	(9,657)	(31)%
All Other and Eliminations	416	(1,858)	425	2,274	122%	(2,283)	(537)%
Hilltop Consolidated	$300,309	$160,777	$243,286	$139,532	87%	$(82,509)	(34)%

Key Performance Indicators

We utilize several key indicators of financial condition and operating performance to evaluate the various aspects of our business. In addition to traditional financial metrics, such as revenue and growth trends, we monitor several other financial measures and non-financial operating metrics to help us evaluate growth trends, measure the adequacy of our capital based on regulatory reporting requirements, measure the effectiveness of our operations and assess operational efficiencies. These indicators change from time to time as the opportunities and challenges in our businesses change.

Specifically, performance ratios and asset quality ratios are typically used for measuring the performance of banking and financial institutions. We consider return on average stockholders’ equity, return on average assets and net interest margin to be important supplemental measures of operating performance that are commonly used by securities analysts, investors and other parties interested in the banking and financial industry. The net charge-offs to average loans outstanding ratio is also considered a key measure for our banking segment as it indicates the performance of our loan portfolio.

In addition, we consider regulatory capital ratios to be key measures that are used by us, as well as banking regulators, investors and analysts, to assess our regulatory capital position and to compare our regulatory capital to that of other financial services companies.We monitor our capital strength in terms of both leverage ratio and risk-based capital ratios based on capital requirements administred by the federal banking agencies. The risk-based capital ratios are minimum supervisory ratios generally applicable to banking organizations, but banking organizations are widely expected to operate with capital positions well above the minimum ratios. Failure to meet minimum capital requirments can initiate certain mandatory actions by regulators that, if undertaken, could have a material effect on our financial condition or results of operations.

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $441.3 million in net interest income during 2019, compared with net interest income of $436.3 million and $421.7 million during 2018 and 2017, respectively. Changes in net interest income during 2019, compared with 2018, primarily included an increase within our banking segment and corporate segment, partially offset by a decrease in our mortgage origination segment. Changes in net interest income during 2018, compared with 2017, primarily included increases in our banking, broker-dealer and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $241.5 million, $241.0 million and $266.3 million in securities brokerage commissions and fees and investment advisory fees and commissions, and $150.0 million, $47.8 million and $91.1 million in gains from derivative and trading portfolio activities (included within other noninterest income) during 2019, 2018 and 2017, respectively.
(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2019, 2018 and 2017, we generated $634.9 million, $548.7 million and $632.4 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.
(iii)	Income from insurance operations. Through NLC, we provide fire and homeowners insurance for low value dwellings and manufactured homes. The insurance segment generated $132.3 million, $136.8 million and $142.3 million in net insurance premiums earned during 2019, 2018 and 2017, respectively.

In the aggregate, we generated $1.2 billion, $1.0 billion and $1.2 billion in noninterest income during 2019, 2018 and 2017, respectively. The increase in noninterest income during 2019, compared with 2018, was predominantly attributable to increases of $102.3 million in gains from derivative and trading portfolio activities within our broker-dealer segment and $86.3 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during 2019 was $225.3 million, or $2.44 per diluted share, compared with net income applicable to common stockholders of $121.4 million, or $1.28 per diluted share, during 2018, and net income applicable to common stockholders of $132.5 million, or $1.36 per diluted share, during 2017. The 2019 period included costs associated with the Leadership Changes and efficiency initiative-related charges which, in the aggregate, totaled $11.0 million before income taxes. See “Factors Affecting Results of Operations” above for details regarding significant items that affected our operating results in 2019 and 2018.

Our consolidated operating results during 2018 also included $8.2 million of pre-tax transaction costs related to the BORO Acquisition, while our consolidated operating results during 2017 included $2.1 million of pre-tax transaction costs related to the SWS Merger.

Certain items included in net income for 2019, 2018 and 2017 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before income taxes during 2019, 2018 and 2017 included the following purchase accounting items related to the Bank Transactions (in thousands).

Year Ended December 31, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$2,544	$19,550	$1,796	$4,637	$28,527
Amortization of identifiable intangibles	(3,954)	(260)	(695)	(2,659)	(7,568)

Year Ended December 31, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$2,426	$28,373	$1,922	$4,909	$37,630
Amortization of identifiable intangibles	(5,643)	(412)	(781)	(1,190)	(8,026)

Year Ended December 31, 2017	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$5,333	$47,677	$3,080	$—	$56,090
Amortization of identifiable intangibles	(6,322)	(565)	(866)	—	(7,753)

As mentioned in the “Factors Affecting Results of Operations” section above, the Bank terminated its loss-share agreements with the FDIC in the fourth quarter of 2018, resulting in a $6.26 million payment from the FDIC to the Bank. Prior to the termination, the Bank recorded “true-up” accruals with respect to the FNB Transaction loss-share agreements with the FDIC of $2.1 million in 2017. The true-up accrual was based on a formula within the loss-share agreements, pursuant to which we agreed to reimburse the FDIC if actual losses incurred and billed to the FDIC through loss sharing were below a stated threshold. In 2018, the Bank also recorded $6.5 million of amortization of excess book value of its the FDIC Indemnification Asset due to lower projected collections from the FDIC than were initially estimated at the acquisition date.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Year Ended December 31,
	2019	2018	2017
Return on average stockholders' equity (1)	11.18%	6.33%	7.00%
Return on average assets (2)	1.66%	0.93%	1.03%
Net interest margin (3) (4)	3.48%	3.55%	3.61%
Leverage ratio (5)	12.71%	12.53%	12.94%
Common equity Tier 1 risk-based capital ratio (6)	16.70%	16.58%	17.71%
(1)	Return on average stockholders’ equity ratio is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets ratio is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 40 basis points, 42 basis points and 48 basis points during 2019, 2018 and 2017, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

We present net interest margin and net interest income below, on a taxable-equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% for 2019 and 2018, and 35% for 2017. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During 2019, 2018 and 2017, purchase accounting contributed 25, 34 and 52 basis points to our consolidated taxable equivalent net interest margin of 3.48%, 3.56% and 3.63%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Year Ended December 31, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$3,113	$19,550	$1,687	$4,395	$28,745
Accretion (amortization) of discount (premium) on acquired securities	(568)	—	33	242	(293)

Year Ended December 31, 2018	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$3,689	$28,373	$2,123	$4,909	$39,094
Amortization of premium on acquired securities	(1,263)	—	—	—	(1,263)

Year Ended December 31, 2017	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$7,879	$47,677	$2,889	$—	$58,444
Amortization of premium on acquired securities	(2,407)	—	—	—	(2,407)

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2019			2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,501,154	$64,830	4.32%	$1,472,772	$68,536	4.65%	$1,541,000	$64,344	4.18%
Loans held for investment, gross (1)	7,088,208	395,641	5.58%	6,601,453	368,189	5.58%	6,177,933	347,644	5.63%
Investment securities - taxable	1,803,622	61,983	3.44%	1,680,976	50,860	3.03%	1,399,379	36,378	2.60%
Investment securities - non-taxable (2)	233,713	6,803	2.91%	247,651	7,752	3.13%	234,741	8,012	3.41%
Federal funds sold and securities purchased under agreements to resell	63,598	1,236	1.94%	189,183	2,831	1.50%	140,337	923	0.66%
Interest-bearing deposits in other financial institutions	371,312	8,469	2.28%	459,628	8,683	1.89%	572,829	6,114	1.07%
Securities borrowed	1,550,322	69,582	4.49%	1,542,539	66,914	4.34%	1,518,041	41,048	2.70%
Other	75,298	6,869	9.12%	74,684	6,535	8.75%	85,550	4,897	5.72%
Interest-earning assets, gross (2)	12,687,227	615,413	4.85%	12,268,886	580,300	4.73%	11,669,810	509,360	4.36%
Allowance for loan losses	(57,690)			(62,681)			(59,153)
Interest-earning assets, net	12,629,537			12,206,205			11,610,657
Noninterest-earning assets	1,397,420			1,288,718			1,345,174
Total assets	$14,026,957			$13,494,923			$12,955,831

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,916,491	$71,509	1.21%	$5,568,473	$46,002	0.83%	$5,220,359	$24,695	0.47%
Securities loaned	1,423,847	60,086	4.22%	1,395,947	56,733	4.06%	1,378,748	32,337	2.35%
Notes payable and other borrowings	1,398,559	41,928	3.00%	1,477,966	40,369	2.73%	1,515,874	28,376	1.87%
Total interest-bearing liabilities	8,738,897	173,523	1.99%	8,442,386	143,104	1.70%	8,114,981	85,408	1.05%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,635,924			2,504,599			2,309,776
Other liabilities	614,164			617,227			634,630
Total liabilities	11,988,985			11,564,212			11,059,387
Stockholders’ equity	2,014,535			1,919,940			1,894,009
Noncontrolling interest	23,437			10,771			2,435
Total liabilities and stockholders' equity	$14,026,957			$13,494,923			$12,955,831

Net interest income (2)		$441,890			$437,196			$423,952
Net interest spread (2)			2.86%			3.03%			3.31%
Net interest margin (2)			3.48%			3.56%			3.63%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on a 21% federal income tax rate for 2019 and 2018, and a 35% federal income tax rate for 2017. The adjustment to interest income was $0.6 million, $0.9 million and $2.2 million during 2019, 2018 and 2017, respectively.

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

On a consolidated basis, net interest income increased during 2019, compared with 2018, primarily due to changes attributable to both volumes and yields within our banking segment, partially offset by a decrease in accretion of discount on loans within the banking segment and declining net yields on mortgage loans held for sale within our mortgage origination segment. The increase in net interest income during 2018, compared with 2017, was primarily related to improved spreads on customer balances and an increase in net interest income earned on trading securities within our broker-dealer segment, partially offset by a decrease in accretion of discount on loans and changes attributable to both volumes and yields within our banking segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision (recovery) for loan losses is determined by management as the amount to be added to (recovered from) the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. Substantially all of our consolidated provision (recovery) for loan losses is related to the banking segment. During 2019, the provision for loan losses was impacted by the banking segment’s release of a $2.0 million reserve associated with previously estimated hurricane loss exposures due to improved customer performance. The provision for loan losses was comprised of the following (in thousands).

	Year Ended December 31,
	2019	2018	2017
Provision relating to newly originated loans and acquired loans without credit impairment at acquisition	$2,978	$6,978	$12,433
Provision (recovery) on PCI loans	4,228	(1,890)	1,838
Provision for loan losses	$7,206	$5,088	$14,271

Consolidated noninterest income increased during 2019, compared with 2018, due to increases in noninterest income within our mortgage origination and broker-dealer segments. The decrease in noninterest income during 2018, compared with 2017, was primarily due to decreases in noninterest income in our mortgage origination, broker-dealer and insurance segments. Additioally, our results for 2017 reflect $15.0 million of other noninterest income within the banking segment related to coverage provided by an insurance policy for forgery and $11.6 million within corporate related to the resolution of the appraisal proceedings from the SWS Merger, both of which were nonrecurring.

Consolidated noninterest expense increased $46.6 million during 2019, compared with 2018, primarily due to increases in noninterest expense within our broker-dealer and mortgage origination segments as well as corporate, partially offset by decreases within our banking and insurance segments. The decrease in noninterest expense during 2018, compared with 2017, primarily included decreases in noninterest expense within our mortgage origination, broker-dealer and insurance segments, partially offset by an increase within our banking segment.

Consolidated effective income tax rates were 22.4%, 21.8% and 45.3% for 2019, 2018 and 2017, respectively. The 2019 and 2018 effective tax rates approximated statutory rates and includes the effect of investments in tax-exempt instruments, offset by nondeductible expenses. The effective tax rate during 2017 was higher than the statutory rate primarily due to the revaluation of deferred tax assets as a result of the Tax Legislation, partially offset by a non-taxable gain recorded in the resolution of the SWS appraisal proceedings as the SWS Merger was a tax-free reorganization.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net interest income (expense)	$379,258	$370,732	$366,581	$8,526	$4,151
Provision (recovery) for loan losses	7,280	5,319	14,073	1,961	(8,754)
Noninterest income	41,753	43,588	59,904	(1,835)	(16,316)
Noninterest expense	231,524	256,577	248,404	(25,053)	8,173
Income (loss) before income taxes	$182,207	$152,424	$164,008	$29,783	$(11,584)

Income before income taxes increased during 2019, compared with 2018, primarily due to an increase in net interest income associated with net volume and yield changes, and a decrease in noninterest expense associated with BORO Acquisition-related transaction expenses of $8.2 million and a wire fraud loss of $4.5 million from a “spear phishing” attack were recognized during 2018. Such items were partially offset by an increase in deposit rates and a decline in accretion of discount on loans. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The decrease in income before income taxes during 2018, compared with 2017, was primarily due to a decline in accretion, increases in deposit rates, the previously mentioned BORO Acquisition-related transaction expenses and a loss attributable to wire fraud recognized during 2018, as well as $15.0 million of other noninterest income recognized during 2017 related to an insurance policy for forgery. These factors that contributed to the decrease in income before income taxes were partially offset by an increase in interest income associated with increases in both rate and volume on the loan portfolio and a decrease in FNB-acquired asset-related expenses.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
Efficiency ratio (1)	54.91%	56.79%	54.99%	61.93%	58.24%
Return on average assets (2)	1.17%	1.31%	1.36%	1.23%	0.85%
Net interest margin (3)	3.77%	4.50%	4.00%	4.23%	4.31%
Net charge-offs to average loans outstanding (4)	(0.08)%	—%	0.08%	0.15%	0.09%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return of average assets ratio is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicators of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	The net charge-offs to average loans outstanding ratio is defined as charge-offs during the reported period minus recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

The banking segment presents net interest margin and net interest income in the following discussion and tables below, on a taxable equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% for 2019 and 2018, and 35% for 2017. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During 2019, 2018 and 2017, purchase accounting contributed 33, 48 and 72 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 4.01%, 4.24% and 4.33%, respectively. These purchase accounting items are primarily related to the Bank Transactions as detailed in the tables presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2019			2018			2017
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,564,748	$367,903	5.60%	$6,032,767	$342,098	5.67%	$5,695,927	$326,906	5.74%
Subsidiary warehouse lines of credit	1,374,051	61,812	4.50%	1,364,577	58,551	4.29%	1,436,401	54,701	3.81%
Investment securities - taxable	1,181,198	29,879	2.53%	965,937	22,451	2.32%	851,066	16,275	1.91%
Investment securities - non-taxable (2)	96,186	3,267	3.40%	110,386	3,707	3.36%	123,969	4,747	3.83%
Federal funds sold and securities purchased under agreements to resell	447	1	0.17%	1,049	16	1.54%	5,947	50	0.85%
Interest-bearing deposits in other financial institutions	202,478	4,525	2.23%	241,124	4,429	1.84%	316,186	3,499	1.11%
Other	55,403	2,534	4.57%	51,906	2,282	4.40%	70,123	2,412	3.44%
Interest-earning assets, gross (2)	9,474,511	469,921	4.96%	8,767,746	433,534	4.94%	8,499,619	408,590	4.81%
Allowance for loan losses	(57,546)			(62,306)			(59,007)
Interest-earning assets, net	9,416,965			8,705,440			8,440,612
Noninterest-earning assets	938,663			906,586			947,484
Total assets	$10,355,628			$9,612,026			$9,388,096

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,654,663	$79,805	1.41%	$5,237,014	$55,060	1.05%	$4,932,689	$33,420	0.68%
Notes payable and other borrowings	481,924	10,233	2.12%	417,534	7,000	1.68%	741,561	6,953	0.94%
Total interest-bearing liabilities	6,136,587	90,038	1.47%	5,654,548	62,060	1.10%	5,674,250	40,373	0.71%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,622,229			2,492,728			2,297,390
Other liabilities	93,861			48,847			48,303
Total liabilities	8,852,677			8,196,123			8,019,943
Stockholders’ equity	1,502,951			1,415,903			1,368,153
Total liabilities and stockholders’ equity	$10,355,628			$9,612,026			$9,388,096

Net interest income (2)		$379,883			$371,474			$368,217
Net interest spread (2)			3.49%			3.85%			4.10%
Net interest margin (2)			4.01%			4.24%			4.33%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for 2019 and 2018 and 35% for 2017. The adjustment to interest income was $0.6 million, $0.8 million and $1.6 million during 2019, 2018 and 2017, respectively.

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

	Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$7,603	$18,202	$25,805	$19,324	$(4,132)	$15,192
Subsidiary warehouse lines of credit	102	3,159	3,261	(2,735)	6,585	3,850
Investment securities - taxable	1,261	6,167	7,428	2,197	3,979	6,176
Investment securities - non-taxable (2)	(120)	(320)	(440)	(520)	(520)	(1,040)
Federal funds sold and securities purchased under agreements to resell	(2)	(13)	(15)	(42)	8	(34)
Interest-bearing deposits in other financial institutions	(179)	275	96	(831)	1,761	930
Other	39	213	252	(627)	497	(130)
Total interest income (2)	8,704	27,683	36,387	16,766	8,178	24,944

Interest expense
Deposits	$1,107	$23,638	$24,745	$2,062	$19,578	$21,640
Notes payable and other borrowings	272	2,961	3,233	(3,038)	3,085	47
Total interest expense	1,379	26,599	27,978	(976)	22,663	21,687

Net interest income (2)	$7,325	$1,084	$8,409	$17,742	$(14,485)	$3,257
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Taxable equivalent.

Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income, compared with 2018, primarily as a result of higher yields due to increased market rates, partially offset by a decrease in accretion of discount on loans of $10.3 million. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to an increase in the loan portfolio as a result of the BORO Acquisition and seasonal increases in mortgage warehouse lending volume, increased taxable equivalent net interest income during 2019, compared with 2018. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income during 2019, compared with 2018, due to increases in market interest rates and increased competitive pressure for deposits. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in net interest income during a period of changing rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income during 2018, compared with 2017, primarily as a result of higher yields due to increased market rates, partially offset by a decrease in accretion of discount on loans of $19.4 million. Changes in the volume of interest-earning assets, primarily due to an increase in the loan portfolio, increased taxable equivalent net interest income during 2018, compared with 2017. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income during 2018, compared with 2017, due to increases in market interest rates.

During 2019, 2018, and 2017, the banking segment retained approximately $149 million, $97 million, and $10 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. We expect loans originated by the mortgage origination segment on behalf of and retained by the banking segment to increase during 2020 based on approved authority for up to 5% of the mortgage origination segment’s total origination volume. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s noninterest income decreased during 2019, compared to 2018, primarily due to sales activity in our available-for-sale investment portfolio. The decrease in noninterest income during 2018, compared to 2017, was primarily due to the previously mentioned insurance receivable and related increase in other noninterest income of $15.0 million recorded during 2017 from coverage provided by an insurance policy for forgery related to a single, large loan previously charged off by the Bank.

The banking segment’s noninterest expenses decreased during 2019, compared to 2018, primarily due to a reduction in the previously mentioned BORO Acquisition-related transaction and wire fraud expenses, as well as a reduction in net expenses related to previously covered assets.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net interest income:
Wealth management:
Securities lending	$9,496	$10,181	$8,711	$(685)	$1,470
Clearing services	11,530	13,038	10,728	(1,508)	2,310
Structured finance	6,686	10,304	9,600	(3,618)	704
Other	23,596	17,355	14,696	6,241	2,659
Total net interest income	51,308	50,878	43,735	430	7,143
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services (5)	38,516	41,928	46,668	(3,412)	(4,740)
Wealth management:
Retail	73,713	80,625	81,075	(6,912)	(450)
Clearing services	33,786	35,605	34,008	(1,819)	1,597
Other (5)	3,160	4,065	3,722	(905)	343
	149,175	162,223	165,473	(13,048)	(3,250)
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	70,321	60,798	86,145	9,523	(25,347)
Fixed income services (5)	7,609	4,552	637	3,057	3,915
Wealth management:
Retail	20,820	19,037	16,306	1,783	2,731
Clearing services	1,264	1,190	1,152	74	38
Structured finance	3,644	4,354	5,675	(710)	(1,321)
Other	129	135	5	(6)	130
	103,787	90,066	109,920	13,721	(19,854)
Other:
Structured finance	114,190	34,957	66,233	79,233	(31,276)
Fixed income services (5)	35,859	12,881	24,883	22,978	(12,002)
Other (5)	1,400	1,587	1,912	(187)	(325)
	151,449	49,425	93,028	102,024	(43,603)
Total noninterest income	404,411	301,714	368,421	102,697	(66,707)
Net revenue (2)	455,719	352,592	412,156	103,127	(59,564)
Noninterest expense:
Variable compensation (3)	163,840	115,948	143,688	47,892	(27,740)
Non-variable compensation and benefits	103,823	102,519	106,926	1,304	(4,407)
Segment operating costs (4)	98,294	101,543	96,898	(3,249)	4,645
Total noninterest expense	365,957	320,010	347,512	45,947	(27,502)

Income before income taxes	$89,762	$32,582	$64,644	$57,180	$(32,062)
(1)	Securities commissions and fees includes income of $11.4 million, $11.3 million, and $9.1 million during 2019, 2018, and 2017, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as it includes noninterest income comprised of investment and securities advisory fees and commissions, as well as net interest income. We assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment. Additionally, net revenue is used by investors and analysts as it allows for some level of comparability of trends across the financial services industry.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for loan losses associated with the broker-dealer segment within other noninterest expenses.
(5)	Noted balances during all prior periods include certain reclassifications to conform with current period presentation.

The increase in income before income taxes during 2019, compared with 2018, was primarily the result of an increase of $102.3 million in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business. This increase in trading gains was primarily due to a more favorable market environment resulting in a 26% increase in trading volumes, enhanced spreads and a 22% increase in the structured finance business line’s to-be-announced (“TBA”) mortgage-backed securities volume. We have experienced a more robust business environment in 2019 than we observed in 2018 primarily as a result of recent decreases in interest rates in 2019, increased customer demand, improved product distribution and other strategic enhancements. These increases were offset by a $47.9 million increase in variable compensation based on more robust financial results during 2019, a decrease in securities commissions and fees and the $2.9 million in pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges as noted in the “Factors Affecting Results of Operations” section above.

The change in income before income taxes during 2018, compared with 2017, was primarily the result of a decrease of $43.4 million in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business. This decrease in trading gains was primarily due to market volatility, competitive pricing pressures, and a decrease of 19% in the structured finance business line’s TBA mortgage-backed securities volume. In addition, during 2018, our broker-dealer segment experienced a decrease of $19.9 million in investment and securities advisory fees and commissions primarily earned on the underwriting of municipal bond transactions within our public finance services business line and an increase of $5.1 million in other noninterest expense primarily related to the purchase and development of new software solutions. These changes were partially offset by a 107-basis point increase in the federal funds rate during 2018, which led to an increase of $3.7 million in fees earned on money market and FDIC insured bank deposits, an increase in the net interest income earned from stock lending and margin lending and a decrease in variable compensation of $27.7 million based on less robust financial results.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during 2019, compared with 2018, was primarily due to an increase in net interest earned on trading securities as a result of increases in market interest rates. The increase in net interest income was partially offset by decreases in net interest income from our structured finance operations due to a decline in pool inventory from December 31, 2018 to December 31, 2019 and decreases in average customer margin balances within the segment’s clearing business of 19% during 2019. The increase in net interest income during 2018, compared with 2017, was primarily due to improved spreads on customer balances and an increase in net interest earned on trading securities as a result of increases in market interest rates.

Noninterest income increased during 2019 compared to 2018 primarily due to increases in other noninterest income and investment and securities advisory fees and commissions, partially offset by decreases in securities commissions and fees. The decrease in noninterest income during 2018, compared with 2017, was primarily due to decreases of $43.6 million in other noninterest income and $19.9 million in investment and securities advisory fees and commissions.

Securities commissions and fees decreased during 2019 compared to 2018 primarily due to decreases in commissions earned in our retail group and fixed income services business line and fees related to our FDIC insured investment products, as well as commissions earned on insurance and mutual fund transactions, and fees earned from correspondent transactions. Securities commissions and fees decreased during 2018, compared with 2017. The decrease was primarily attributable to decreases in commissions earned by our retail group and fixed income services business line related to changes made on January 1, 2018 in connection with the implementation of Accounting Standards Codification 606, Revenue from Contracts with Customers, partially offset by an increase in fees earned on money market accounts and FDIC insured bank deposits by the clearing services and retail groups resulting from the 107-basis point increase in the federal funds rate during 2018.

Investment banking and advisory fees increased during 2019, compared with 2018, primarily due to the increase in the number of issues and the aggregate amount of those issues by our public finance services business line. Investment banking and advisory fees decreased in 2018, compared with 2017, primarily due to reductions in the number and the aggregate dollar amount of municipal bond transactions and the municipal finance and underwriting fees associated with those and other taxable transactions. A number of national municipal issuers elected to accelerate certain capital raising initiatives in the fourth quarter of 2017 before the enactment of the Tax Legislation. As a result, we experienced lower municipal issuance volume in 2018 compared to 2017.

The increase in other noninterest income during 2019, compared with 2018, was primarily the result of a $102.3 million increase in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business, which accounted for $79.2 million of the increase, as well as our fixed income services business line, which accounted for $23.0 million of the increase. The increases in our structured finance business were primarily due to the 77 basis-point decline in the 10-year treasury bond yield during 2019 compared to a 29 basis-point increase during 2018, and a 22% increase in the business line’s TBA mortgage-backed securities volume. The $23.0 million increase in our fixed income services business line was attributable to an improved market environment, improved spreads and a 26% increase in trading volume. The decrease in other noninterest income during 2018, compared with 2017, was primarily due to a $43.3 million decrease in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business primarily due to market volatility, competitive pricing pressures and a decrease of 19% in the business line’s TBA mortgage-backed securities volume. In addition, the value of investments held in the broker-dealer segment’s deferred compensation plan decreased $1.5 million during 2018 compared to 2017. These decreases were partially offset by $1.4 million in recoveries from legal settlements in 2018.

Noninterest expenses increased during 2019, compared with 2018, primarily due to an increase in variable compensation and $2.9 million in pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges as noted in the “Factors Affecting Results of Operations” section above. The decrease in noninterest expenses during 2018, compared with 2017, was primarily due to a decrease in the variable compensation and benefits expense components that are based on performance, partially offset by increases in expenses related to the purchase and development of new software solutions.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Year Ended December 31,
	2019	2018	2017
Pre-tax margin (1)	19.7%	9.2%	15.7%
Total compensation as a % of net revenue (2)	58.7%	62.0%	60.8%
FDIC insured program balances at the Bank (end of period)	$1,304,333	$1,302,558	$1,301,148
Other FDIC insured program balances (end of period)	$666,418	$905,503	$1,093,493
Customer margin balances (end of period)	$310,752	$333,054	$349,794
Customer funds on deposit, including short credits (end of period)	$329,743	$394,005	$411,989

Public finance services:
Number of issues	1,179	1,123	1,561
Aggregate amount of offerings	$54,394,943	$53,559,396	$83,907,144

Structured finance:
Lock production/TBA volume	$5,876,466	$4,829,687	$5,938,788

Fixed income services:
Total volumes	$83,571,542	$66,370,939	$65,559,604
Net inventory (end of period)	$643,371	$659,237	$491,370

Wealth management (Retail group):
Retail employee representatives (end of period)	126	124	120
Independent registered representatives (end of period)	195	208	218

Wealth management (Clearing services group):
Total tickets	1,847,217	1,661,535	1,325,760
Correspondents (end of period)	145	152	162

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,634,782	$1,365,547	$1,386,821
Interest-bearing liabilities - stock loaned (end of period)	$1,555,964	$1,186,073	$1,215,093

(1)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of revenue earned that results in a profit.
(2)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. Variable compensation represents performance-based commissions and incentives. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net interest income (expense)	$(6,273)	$1,485	$(915)	$(7,758)	$2,400
Noninterest income	634,992	551,860	632,388	83,132	(80,528)
Noninterest expense	563,998	540,474	581,899	23,524	(41,425)
Income (loss) before income taxes	$64,721	$12,871	$49,574	$51,850	$(36,703)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. As average mortgage interest rates decreased between 2018 and 2019, refinancing volume as a percentage of total origination volume increased. Between 2017 and 2018, average mortgage interest rates increased which resulted in refinancing volume as a percentage of total origination volume decreasing. See details regarding refinancing volume in the table below. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. An increase in mortgage interest rates during 2020 could impact the percentage mix of refinancing and purchase volumes relative to total loan origination volume compared to 2019.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business relationships (“ABAs”). For 2019, funded loan volume through ABAs was approximately 8% of the mortgage origination segment’s total loan volume. At December 31, 2019, PrimeLending owned a 51% membership interest in four ABAs. We expect production within the ABA channel to increase to approximately 10% of the total loan volume of the mortgage origination segment during 2020.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Year Ended December 31,
	2019		2018		2017
		% of		% of		% of	Variance
	Amount	Total	Amount	Total	Amount	Total	2019 vs 2018	2018 vs 2017
Mortgage Loan Originations - units	61,045		57,186		62,058		3,859	(4,872)

Mortgage Loan Originations - volume	$15,579,437		$13,692,484		$14,457,913		$1,886,953	$(765,429)

Mortgage Loan Originations:
Conventional	$9,503,044	61.00%	$8,262,800	60.35%	$8,666,935	59.95%	$1,240,244	$(404,135)
Government	3,860,802	24.78%	3,413,300	24.93%	3,440,264	23.80%	447,502	(26,964)
Jumbo	1,309,317	8.40%	1,181,353	8.63%	1,415,682	9.79%	127,964	(234,329)
Other	906,274	5.82%	835,031	6.09%	935,032	6.46%	71,243	(100,001)
	$15,579,437	100.00%	$13,692,484	100.00%	$14,457,913	100.00%	$1,886,953	$(765,429)

Home purchases	$11,718,772	75.22%	$11,798,804	86.17%	$11,974,571	82.82%	$(80,032)	$(175,767)
Refinancings	3,860,665	24.78%	1,893,680	13.83%	2,483,342	17.18%	1,966,985	(589,662)
	$15,579,437	100.00%	$13,692,484	100.00%	$14,457,913	100.00%	$1,886,953	$(765,429)

Texas	$2,999,633	19.25%	$2,594,585	18.95%	$3,129,008	21.64%	$405,048	$(534,423)
California	1,561,926	10.03%	1,511,931	11.04%	1,846,172	12.77%	49,995	(334,241)
Florida	1,113,827	7.15%	1,026,157	7.49%	853,727	5.90%	87,670	172,430
Arizona	681,486	4.37%	567,202	4.14%	554,463	3.84%	114,284	12,739
Ohio	642,130	4.12%	588,199	4.30%	634,142	4.39%	53,931	(45,943)
Washington	631,549	4.05%	520,543	3.80%	465,501	3.22%	111,006	55,042
South Carolina	604,546	3.88%	474,844	3.47%	472,935	3.27%	129,702	1,909
Missouri	510,025	3.27%	454,517	3.32%	448,565	3.10%	55,508	5,952
North Carolina	485,682	3.12%	413,686	3.02%	440,456	3.05%	71,996	(26,770)
Maryland	485,098	3.11%	403,086	2.94%	430,668	2.98%	82,012	(27,582)
All other states	5,863,535	37.65%	5,137,734	37.53%	5,182,276	35.84%	725,801	(44,542)
	$15,579,437	100.00%	$13,692,484	100.00%	$14,457,913	100.00%	$1,886,953	$(765,429)

Mortgage Loan Sales - volume:
External third parties	$14,442,929	98.98%	$13,639,215	99.30%	$14,444,529	99.93%	$803,714	$(805,314)
Banking segment	148,798	1.02%	96,670	0.70%	9,731	0.07%	52,128	86,939
	$14,591,727	100.00%	$13,735,885	100.00%	$14,454,260	100.00%	$855,842	$(718,375)

We consider the mortgage origination segment’s total loan origination volume to be a key performance measure. Loan origination volume is central to the segment’s ability to generate income by originating and selling mortgage loans, resulting in net gains from the sale of loans, other mortgage production income and mortgage loan origination fees. Total loan origination volume is a measure utilized by management, our investors and analysts in assessing market share and growth of the mortgage origination segment.

The mortgage origination segment’s total loan origination volume during 2019 increased 13.8% compared with 2018, while income before income taxes during 2019 increased 402.8%, compared with 2018. The increase in income before income taxes during 2019 was primarily due to an increase in the change in net fair value of interest rate lock commitments (“IRLCs”) and loans held for sale, an increase in mortgage loan origination fees and other related income, an increase in net gains from sale of loans and a decrease in segment operating costs. These changes were partially offset by an increase in compensation that varies with the volume of mortgage loan originations (“variable compensation”), a decrease in change in net fair value of mortgage servicing rights (“MSR”) assets, and an increase in net interest expense.

The mortgage origination segment’s total loan origination volume decreased 5.3% between 2018 and 2017, while income before income taxes during 2018 decreased 74.0%, compared with 2017. The decrease in income before income taxes during 2018 was primarily due to decreases in net gains from sale of loans, and the change in net fair value of IRLCs and loans held for sale. These changes were partially offset by a decrease in variable compensation, a decrease in segment operating costs, an increase in lender paid closing costs, and an increase in mortgage loan origination fees earned.

Net interest expense was comprised of interest income earned on loans held for sale, offset by interest incurred on warehouse lines of credit held with the Bank and related intercompany financing costs. The increase in net interest expense during 2019, compared with 2018, included the effects of declining net yields on mortgage loans held for sale. The increase in net interest income during 2018, compared with 2017, included the effects of improved net yields on mortgage loans held for sale.

Noninterest income was comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net gains from sale of loans	$473,380	$450,515	$536,007	$22,865	$(85,492)
Mortgage loan origination fees and other related income	130,208	104,463	94,244	25,745	10,219
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	21,253	(20,608)	(14,451)	41,861	(6,157)
Mortgage servicing rights asset	(15,166)	(5,856)	(4,132)	(9,310)	(1,724)
Servicing fees	25,317	23,346	20,720	1,971	2,626
Total noninterest income	$634,992	$551,860	$632,388	$83,132	$(80,528)

The increase in net gains from sale of loans during 2019, compared with 2018, was primarily a result of an increase in total loans sales volume of 6.2%. The average loan sales margin was relatively unchanged between 2019 and 2018. The increase in mortgage loan origination fees and other related income was primarily the result of an increase in total loan origination volume of 13.8% and an increase in average mortgage loan origination during 2019, compared with 2018.

The decrease in net gains from sale of loans during 2018, compared with 2017, was primarily the result of a decrease in average loan sales margin, in addition to a decrease in total loan sales volume of 5.0%. The decrease in average loan sales margin was primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume. The increase in mortgage loan origination fees and other related income was primarily the result of increases in average mortgage loan origination fees, partially offset by a 5.3% decrease in total loan origination volume during 2018, compared with 2017.

During 2019, 2018, and 2017, the mortgage origination segment originated approximately $149 million, $97 million, and $10 million, respectively, in loans on behalf of the banking segment, representing up to 1% of PrimeLending’s total loan origination volume during each respective year. These loans are sold to the banking segment at par. For origination services provided, the mortgage origination segment is reimbursed direct origination costs associated with these loans, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. The mortgage origination segment’s net gains from sale of loans margins, including loans sold to the banking segment, during 2019, 2018, and 2017 were 324 bps, 328 bps and 371 bps, respectively. The impact of loans sold to the banking segment at par was to reduce this margin 3 bps in 2019, while the impact on 2018 and 2017 was de minimis. We expect loan volume originated on behalf of and retained by the banking segment to increase during 2020 based on approved authority for up to 5% of the mortgage origination segment’s total loan volume. We consider the previously noted mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and loans held for sale. The increase during 2019 was the result of an increase in the total volume of individual IRLCs and loans held for sale, partially offset by a decrease in the average value of individual IRLCs and loans held for sale. The decreases during 2018 and 2017 were the result of decreases in the average value and the total volume of individual IRLCs and loans held for sale at the end of these periods.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During 2019, 2018 and 2017, the mortgage origination segment retained servicing on approximately 6%, 13% and 11% of loans sold, respectively. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates and refinancing and market activity. The related MSR asset was valued at $56.7 million on $5.1 billion of serviced loan volume at December 31, 2019, compared with a value of $67.9 million on $5.3 billion of serviced loan volume at December 31, 2018. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including various combinations of U.S. Treasury bond futures and options, Eurodollar futures and forward commitments to sell mortgage-backed securities, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses as noted in the table above. Additionally, net servicing income was $12.3 million, $10.9 million and $8.6 million during 2019, 2018 and 2017, respectively. In March 2018 and May 2017, the mortgage origination segment sold MSR assets of $9.3 million and $17.5 million, respectively, which represented, $834.3 million and $1.7 billion, respectively, of its serviced loan volume at the time. In December 2019, the mortgage origination segment executed a letter of intent to sell MSR assets with a serviced loan volume totaling $1.5 billion. The sale of these MSR assets was completed on February 14, 2020, at a price of $18.7 million.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Variable compensation	$252,956	$216,038	$236,676	$36,918	$(20,638)
Non-variable compensation and benefits	166,179	173,093	$—	(6,914)	173,093
Segment operating costs	112,128	118,630	307,110	(6,502)	(188,480)
Lender paid closing costs	19,698	20,294	26,031	(596)	(5,737)
Servicing expense	13,037	12,419	12,082	618	337
Total noninterest expense	$563,998	$540,474	$581,899	$23,524	$(41,425)

During the third quarter of 2018, PrimeLending committed to close certain underperforming branches, while at the same time reducing its fulfillment and corporate support staff. The purpose of this initiative was to better align resources and lower PrimeLending’s cost structure. The decreases in non-variable compensation and benefits and segment operating costs during 2019, compared with 2018, were primarily the result of this initiative. Decreases in noninterest expense as a result of this initiative have been partially offset by costs related to the “Technology Enhancements and Corporate Initiatives” discussed in detail within the “Overview” above.

Total employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 60.4% and 55.5% of the total employees’ compensation and benefits expenses during 2019 and 2018, respectively. Variable compensation increased during 2019, compared to 2018, while it decreased $20.6 million during 2018, compared with 2017. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to an increase in loan origination volume, an increase in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria contributed to the increase in variable compensation between 2019 and 2018. In addition to the decreases in loan origination volume, the decrease in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria contributed to the decrease in variable compensation between 2018 and 2017.

While total loan origination volumes increased 13.8% during 2019, compared with 2018, the mortgage origination segment’s operating costs decreased 5.0%. The decrease in segment operating costs during 2019, compared to 2018, was primarily due to decreases in non-variable compensation and related benefits, depreciation, professional fees, and business development. These decreases were partially offset by increases in loan origination costs, as well as software license and maintenance expense. The decrease in non-variable compensation and benefits during 2019, compared to 2018, was due to reductions in corporate headcount, loan processing, and loan fulfillment primarily resulting from PrimeLending’s cost reduction plan initiated during the third quarter of 2018, partially offset by $1.25 million in pre-tax costs associated with the Leadership Changes discussed in the “Factors Affecting Results of Operations” section. While total loan origination volumes decreased 5.3% during 2018, compared with 2017, the mortgage origination segment’s operating costs decreased 5.0%. The decrease in segment operating costs during 2018, compared to 2017, was primarily due to decreases in administrative, non-variable compensation and related benefits, and loan origination costs, in addition to a decrease in indemnification liability reserve expense. These decreases were partially offset by increases in professional fees associated with software development projects and software license and maintenance expense. The decrease in non-variable compensation and benefits during 2018, compared to 2017, was due to reductions in loan processing, loan fulfillment, and corporate headcount primarily resulting from PrimeLending’s cost initiative discussed above and implemented during the third quarter of 2018.

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

Between January 1, 2010 and December 31, 2019, the mortgage origination segment sold mortgage loans totaling $122.2 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2010, it does not anticipate experiencing significant losses in the future on loans originated prior to 2010 because of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2010 and December 31, 2019 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$217,153	0.18%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	211,190	0.17%	9,794	0.01%
	$428,343	0.35%	$9,794	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At December 31, 2019 and 2018, the mortgage origination segment’s total indemnification liability reserve totaled $11.8 million and $10.7 million, respectively. The related provision for indemnification losses was $3.1 million, $3.2 million, and $4.0 million during 2019, 2018 and 2017, respectively.

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

Insurance Segment

The following table presents certain information regarding the operating results of our insurance segment (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net interest income (expense)	$2,329	$3,025	$2,861	$(696)	$164
Noninterest income	143,082	142,565	151,382	517	(8,817)
Noninterest expense	127,920	139,921	158,354	(12,001)	(18,433)
Income (loss) before income taxes	$17,491	$5,669	$(4,111)	$11,822	$9,780

The improvement in income (losses) before income taxes during 2019, compared with 2018, was primarily driven by a decrease in loss and LAE and larger increases in fair value associated with the equity securities held by the insurance segment partially offset by declines in net insurance premiums earned. The improvement in income (loss) before income taxes during 2018, compared with 2017, was primarily driven by a decrease in loss and LAE due to fewer weather-related events, partially offset by a decline in net insurance premiums earned. The total estimated loss and LAE incurred included those associated with Hurricane Michael, which occurred during the fourth quarter of 2018, however, the significance of Hurricane Harvey and other non-catastrophic weather-related losses that occurred during 2017 were the primary drivers of the reduction in loss and LAE during 2018, compared to 2017.

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

The insurance segment’s operations resulted in a combined ratio of 91.8% during 2019, compared with 97.0% and 106.5% during 2018 and 2017, respectively. The decrease in the combined ratio during 2019, compared with 2018, was primarily driven by decreases in the loss and LAE ratio. The decrease in the combined ratio during 2018, compared with 2017, included decreases in the loss and LAE ratio due to fewer weather-related events. We consider the insurance segment’s combined ratio to be a key performance measure. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

The following table sets forth our total gross written premiums by state for the periods shown (dollars in thousands).

	Year Ended December 31,
	2019		2018		2017
	Gross Written	% of	Gross Written	% of	Gross Written	% of
	Premiums	Total	Premiums	Total	Premiums	Total
Texas	$96,195	69.6%	$97,266	68.2%	$102,629	68.8%
Arizona	16,177	11.6%	16,278	11.4%	16,389	11.0%
Tennessee	11,368	8.2%	9,924	7.0%	9,201	6.2%
Oklahoma	7,694	5.6%	8,175	5.7%	8,853	5.9%
Georgia	4,237	3.1%	4,557	3.2%	5,070	3.4%
All other states	2,634	1.9%	6,328	4.5%	7,099	4.7%
Total	$138,305	100.0%	$142,528	100.0%	$149,241	100.0%

The changes experienced in operating results between periods were primarily a result of changes in claims loss experience associated with the general severity of non-catastrophic and severe weather-related events, and declines in net insurance premiums written and earned. Based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2019 totaled $19.5 million through December 31, 2019. During 2018, and based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2018 totaled $26.1 million through December 31, 2018, with a net loss, after reinsurance, of $24.4 million during 2018. During 2017, and based on our estimates of the ultimate losses, claims associated with severe weather-related events totaled $38.1 million through December 31, 2017, with a net loss, after reinsurance, of $33.5 million during 2017.

Noninterest income during 2019, 2018 and 2017 was primarily comprised of net insurance premiums earned of $132.3 million, $136.8 million and $142.3 million, respectively. The year-over-year decreases in net insurance premiums earned during 2019 and 2018, compared with 2018 and 2017, respectively, were driven by the effect of decreases in direct insurance premiums written as discussed below.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Direct Insurance Premiums Written:
Homeowners	$50,932	$50,689	$54,706	$243	$(4,017)
Fire	39,319	40,544	42,414	(1,225)	(1,870)
Mobile Home	34,906	36,288	36,925	(1,382)	(637)
Other	—	2,090	3,046	(2,090)	(956)
	$125,157	$129,611	$137,091	$(4,454)	$(7,480)

The aggregate direct insurance premiums written for our three largest insurance product lines decreased by $2.4 million during 2019, compared with 2018, and $6.5 million during 2018, compared with 2017. The decrease in insurance premiums written was due to competition, rationalization of product offerings, including the non-renewal of commercial policies, and continued review of geographic concentrations. In the fourth quarter of 2018, in connection with a strategic initiative to focus on our insurance segment’s key markets, we discontinued writing new insurance policies in five non-core states. The premiums written and earned related to the commercial policies and the five non-core states is included within “Other” in the table above and the table that follows. Approximately 1% of total net insurance premiums earned during 2019 were from these five non-core states, compared to approximately 3% during 2018.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net Insurance Premiums Earned:
Homeowners	$53,831	$53,482	$56,784	$349	$(3,302)
Fire	41,558	42,777	44,025	(1,219)	(1,248)
Mobile Home	36,895	38,287	38,328	(1,392)	(41)
Other	—	2,205	3,161	(2,205)	(956)
	$132,284	$136,751	$142,298	$(4,467)	$(5,547)

Net insurance premiums earned during 2019 and 2018 decreased, compared to 2018 and 2017, respectively, primarily due to the decreases in direct insurance premiums written noted above.

Noninterest expenses during 2019, 2018 and 2017 included both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during 2019 was $68.9 million, compared to $79.3 million and $94.7 million during 2018 and 2017, respectively, resulting in loss and LAE ratios during 2019, 2018 and 2017 of 52.1%, 58.0% and 66.6%, respectively. The decrease in the loss and LAE ratio during 2019, compared with 2018, was primarily driven by a 13.1% decrease in loss and LAE expense and a decrease in net insurance premiums earned of 3.3%. The decrease in the loss and LAE ratio during 2018, compared with 2017, was primarily driven by a 16.2% decrease in loss and LAE expense and a decrease in net insurance premiums earned of 3.9%.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Amortization of deferred policy acquisition costs	$33,206	$34,683	$36,549	$(1,477)	$(1,866)
Other underwriting expenses	23,062	22,698	23,930	364	(1,232)
Total	56,268	57,381	60,479	(1,113)	(3,098)
Agency expenses	(3,771)	(4,036)	(3,745)	265	(291)
Total less agency expenses	$52,497	$53,345	$56,734	$(848)	$(3,389)
Net insurance premiums earned	$132,284	$136,751	$142,298	$(4,467)	$(5,547)
Expense ratio	39.7%	39.0%	39.9%	0.7%	(0.9)%

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net interest income (expense)	$(5,541)	$(9,176)	$(10,069)	$3,635	$893
Noninterest income	2,221	4,893	12,798	(2,672)	(7,905)
Noninterest expense	50,968	36,628	33,983	14,340	2,645
Income (loss) before income taxes	$(54,288)	$(40,911)	$(31,254)	$(13,377)	$(9,657)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during 2019 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes that were contributed to Hilltop by Securities Holdings during the third quarter of 2018.

Interest expense during 2019, 2018 and 2017 was primarily associated with recurring annual interest expense of $7.6 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). Additionally, we incurred interest expense of $3.9 million, $3.7 million and $3.0 million during 2019, 2018 and 2017, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income during 2019 was primarily associated with activity related to the Hilltop Plaza investment. Noninterest income during 2018 included a $5.3 million pre-tax gain on the sale of a merchant bank investment, partially offset by a $2.5 million charge on a legacy merchant bank equity investment as a result of our periodic fair value assessment, as well as activity related to the Hilltop Plaza investment. Noninterest income during 2017 was primarily comprised of the previously mentioned pre-tax net increase to other noninterest income of $11.6 million related to the resolution of the appraisal proceedings from the SWS Merger.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During 2019, compared with 2018, the $14.3 million increase in noninterest expenses was primarily due to the Core System Improvements and corporate initiatives discussed in the “Overview” section. In addition to costs incurred related to the aforementioned Core System Improvements and corporate initiatives, the increase during 2019 was due to $6.8 million of aggregate pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges discussed in the “Factors Affecting Results of Operations” section. During 2018, compared with 2017, the $2.6 million increase in noninterest expenses was primarily related to increased corporate headcount associated with corporate initiatives and, to a lesser extent, Core System Improvements initiatives, partially offset by a $2.1 million decrease in transaction costs during 2017 in connection with the SWS Merger.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2019 as compared to December 31, 2018 and December 31, 2017.

Securities Portfolio

At December 31, 2019, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2019	2018	2017
Trading securities, at fair value
U.S. Treasury securities	$—	$7,945	$—
U.S. government agencies:
Bonds	24,680	1,494	52,078
Residential mortgage-backed securities	331,601	309,455	372,817
Commercial mortgage-backed securities	2,145	4,239	6,125
Collateralized mortgage obligations	191,154	206,813	5,122
Corporate debt securities	36,973	59,293	96,182
States and political subdivisions	93,117	126,748	170,413
Unit investment trusts	3,468	19,913	22,612
Private-label securitized product	2,992	5,680	1,631
Other	3,446	3,886	3,705
	689,576	745,466	730,685
Securities available for sale, at fair value
U.S. Treasury securities	10,057	11,538	24,669
U.S. government agencies:
Bonds	85,575	85,611	96,640
Residential mortgage-backed securities	466,989	385,074	243,505
Commercial mortgage-backed securities	12,031	11,772	12,023
Collateralized mortgage obligations	335,692	276,399	233,812
Corporate debt securities	46,806	53,302	68,662
States and political subdivisions	41,242	51,962	65,008
	998,392	875,658	744,319
Securities held to maturity, at amortized cost
U.S. Treasury securities	—	9,903	—
U.S. government agencies:
Bonds	24,020	39,018	39,015
Residential mortgage-backed securities	17,776	21,903	16,130
Commercial mortgage-backed securities	161,624	87,065	71,373
Collateralized mortgage obligations	113,894	142,474	173,928
States and political subdivisions	69,012	50,649	55,403
	386,326	351,012	355,849

Equity securities, at fair value	20,007	19,679	21,241

Total securities portfolio	$2,094,301	$1,991,815	$1,852,094

We had net unrealized gains of $14.2 million at December 31, 2019, compared with net unrealized losses of $11.1 million and $3.9 million at December 31, 2018 and December 31, 2017, respectively, related to the available for sale investment portfolio. We had net unrealized gains of $2.6 million at December 31, 2019, compared with net unrealized losses associated with the securities held to maturity portfolio of $9.9 million and $5.9 million at December 31, 2018 and December 31, 2017, respectively. We had net unrealized gains of $1.2 million and $1.6 million at December 31, 2019 and 2017, respectively, compared with net unrealized losses of $0.9 million at December 31, 2018 related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, to minimize credit risk, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities. At December 31, 2019, the banking segment’s securities portfolio of $1.3 billion was comprised of trading securities of $2.4 million, available for sale securities of $911.5 million, held to maturity securities of $386.3 million and equity securities of $0.1 million, in addition to $13.4 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $687.2 million at December 31, 2019. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $43.8 million at December 31, 2019.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2019, the insurance segment’s securities portfolio was comprised of $86.9 million in available for sale securities, $19.8 million of equity securities and $6.2 million of other investments included in other assets within the consolidated balance sheets.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2019. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$4,894	$4,975	$—	$—	$9,869
Fair value	$4,907	$5,150	$—	$—	$10,057
Weighted average yield	2.03%	2.65%	—%	—	2.34%
U.S. government agencies:
Bonds:
Amortized cost	$1,251	$98,154	$9,205	$—	$108,610
Fair value	$1,265	$99,001	$9,304	$—	$109,570
Weighted average yield	2.85%	2.26%	2.40%	—%	2.28%
Residential mortgage-backed securities:
Amortized cost	$—	$127	$41,939	$435,809	$477,875
Fair value	$—	$137	$42,727	$442,196	$485,060
Weighted average yield	—%	5.35%	2.75%	2.65%	2.66%
Commercial mortgage-backed securities:
Amortized cost	$—	$28,926	$133,637	$10,549	$173,112
Fair value	$—	$29,033	$136,259	$10,518	$175,810
Weighted average yield	—	2.37%	2.82%	2.79%	2.74%
Collateralized mortgage obligations:
Amortized cost	$—	$245	$18,752	$428,225	$447,222
Fair value	$—	$248	$18,697	$429,963	$448,908
Weighted average yield	—%	2.44%	1.98%	2.41%	2.39%
Corporate debt securities:
Amortized cost	$2,147	$35,835	$5,966	$920	$44,868
Fair value	$2,164	$37,344	$6,290	$1,008	$46,806
Weighted average yield	2.74%	3.37%	3.51%	6.24%	3.42%
States and political subdivisions:
Amortized cost	$891	$8,056	$20,823	$79,211	$108,981
Fair value	$892	$8,219	$21,329	$80,671	$111,111
Weighted average yield	2.16%	3.21%	3.29%	3.62%	3.51%
Total securities portfolio:
Amortized cost	$9,183	$176,318	$230,322	$954,714	$1,370,537
Fair value	$9,228	$179,132	$234,606	$964,356	$1,387,322
Weighted average yield	2.32%	2.56%	2.78%	2.63%	2.64%

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

As previously discussed, the loans acquired in the FNB Transaction were previously subject to loss-share agreements with the FDIC. At the close of business on September 30, 2018, the loss-share agreements for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements have been resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” Loans that were previously covered by the FDIC loss-share agreements are included in the “covered” portfolio segment in the tables below as of December 31, 2017, 2016 and 2015. The majority of the loans previously covered by the FDIC loss-share agreements were commercial real estate and 1-4 family residential loans.

	Loans, excluding	PCI	Total Loans Held
December 31, 2019	PCI Loans	Loans	for Investment
Commercial real estate	$2,974,941	$25,582	$3,000,523
Commercial and industrial	2,020,460	5,260	2,025,720
Construction and land development	940,487	77	940,564
1-4 family residential	739,608	51,412	791,020
Consumer	47,046	—	47,046
Broker-dealer	576,527	—	576,527
Loans held for investment, gross	7,299,069	82,331	7,381,400
Allowance for loan losses	(53,966)	(7,170)	(61,136)
Loans held for investment, net of allowance	$7,245,103	$75,161	$7,320,264

	Loans, excluding	PCI	Total Loans Held
December 31, 2018	PCI Loans	Loans	for Investment
Commercial real estate	$2,912,407	$27,713	$2,940,120
Commercial and industrial	1,745,698	6,559	1,752,257
Construction and land development	932,445	464	932,909
1-4 family residential	620,936	58,327	679,263
Consumer	47,537	9	47,546
Broker-dealer	578,363	—	578,363
Loans held for investment, gross	6,837,386	93,072	6,930,458
Allowance for loan losses	(56,594)	(2,892)	(59,486)
Loans held for investment, net of allowance	$6,780,792	$90,180	$6,870,972

	Loans, excluding	PCI	Total Loans Held
December 31, 2017	PCI Loans	Loans	for Investment
Commercial real estate	$2,557,008	$25,159	$2,582,167
Commercial and industrial	1,675,106	6,099	1,681,205
Construction and land development	961,167	1,438	962,605
1-4 family residential	424,976	4,381	429,357
Consumer	40,319	127	40,446
Broker-dealer	577,889	—	577,889
Covered	95,016	87,113	182,129
Loans held for investment, gross	6,331,481	124,317	6,455,798
Allowance for loan losses	(58,951)	(4,735)	(63,686)
Loans held for investment, net of allowance	$6,272,530	$119,582	$6,392,112

	Loans, excluding	PCI	Total Loans Held
December 31, 2016	PCI Loans	Loans	for Investment
Commercial real estate	$2,308,867	$34,080	$2,342,947
Commercial and industrial	1,832,906	8,672	1,841,578
Construction and land development	783,383	3,467	786,850
1-4 family residential	323,776	4,919	328,695
Consumer	41,058	294	41,352
Broker-dealer	502,077	—	502,077
Covered	122,373	133,754	256,127
Loans held for investment, gross	5,914,440	185,186	6,099,626
Allowance for loan losses	(51,158)	(3,441)	(54,599)
Loans held for investment, net of allowance	$5,863,282	$181,745	$6,045,027

	Loans, excluding	PCI	Total Loans Held
December 31, 2015	PCI Loans	Loans	for Investment
Commercial real estate	$1,808,857	$46,780	$1,855,637
Commercial and industrial	1,674,325	13,350	1,687,675
Construction and land development	700,206	5,150	705,356
1-4 family residential	316,737	5,995	322,732
Consumer	44,893	779	45,672
Broker-dealer	590,545	—	590,545
Covered	158,320	221,974	380,294
Loans held for investment, gross	5,293,883	294,028	5,587,911
Allowance for loan losses	(40,961)	(5,986)	(46,947)
Loans held for investment, net of allowance	$5,252,922	$288,042	$5,540,964

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for loan losses, were $8.6 billion, $7.5 billion and $7.2 billion at December 31, 2019, 2018 and 2017, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $2.2 billion, of which $1.8 billion, $1.2 billion and $1.5 billion was drawn at December 31, 2019, 2018 and 2017, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At December 31, 2019, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, construction and land development loans, and non-construction residential real estate loans, which represented 44.1%, 13.8% and 11.6%, respectively, of the banking segment’s total loans held for investment at December 31, 2019. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2019.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for loan losses, were $576.5 million, $578.2 million and $577.5 million at December 31, 2019, 2018 and 2017, respectively. The decrease during 2019, compared to 2018, was primarily attributable to a decrease of $22.3 million in borrowings on margin accounts, partially offset by an increase of $20.5 million in receivables from clients. The increase during 2018, compared to 2017, was primarily attributable to an increase of $17.2 million in receivables from clients, partially offset by a decrease of $16.7 million in borrowings on margin accounts.

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

	December 31,
	2019	2018	2017
Loans held for sale:
Unpaid principal balance	$1,878,231	$1,213,068	$1,528,834
Fair value adjustment	57,482	44,707	52,770
	$1,935,713	$1,257,775	$1,581,604
IRLCs:
Unpaid principal balance	$914,526	$677,267	$850,850
Fair value adjustment	18,222	17,421	18,851
	$932,748	$694,688	$869,701

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2019, 2018 and 2017 were $2.2 billion, $1.4 billion and $2.0 billion, respectively, while the related estimated fair values were $(3.8) million, $(11.6) million and $(0.2) million, respectively.

Termination of FDIC Loss-Share Agreements

At the close of business on September 30, 2018, the loss-share agreement for commercial assets with the FDIC expired, except for certain obligations on the part of the Bank that survived. As of September 30, 2018, loans acquired in the FNB Transaction that were subject to loss-share agreements with the FDIC were referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements through October 17, 2018, the FDIC had agreed to reimburse the Bank certain amounts with respect to the covered assets (including covered loans), and the Bank may have been required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements were less than the FDIC’s initial estimate of losses on covered assets.

On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which each of the loss-share agreements terminated in exchange for the payment by the FDIC to the Bank of $6.26 million. These funds were received on October 19, 2018. Pursuant to the Termination Agreement, all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements, including, among others, the true-up provisions and the settlement of loss-share and expense reimbursement claims, have been resolved and terminated. In October 2018, in conjunction with the receipt of the $6.26 million payment noted above, the FDIC Indemnification Asset of $22.8 million and the FDIC true-up accrual of $16.6 million were removed with no further impact to the Company’s consolidated statements of operations. As previously discussed, all loans that were previously identified as “covered” are included in loans held for investment within the consolidated balance sheets as of December 31, 2019 and December 31, 2018.

Loan Portfolio Maturities

The following table provides information regarding the maturities of the banking segment’s real estate and commercial and industrial loans held for investment, net of unearned income (in thousands).

	December 31, 2019
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Real estate	$1,293,342	$1,924,777	$1,515,880	$4,733,999
Commercial and industrial	3,347,754	378,609	139,806	3,866,169
Total	$4,641,096	$2,303,386	$1,655,686	$8,600,168

Fixed rate loans	$3,340,376	$2,000,071	$1,647,612	$6,988,059
Floating rate loans	1,300,720	303,315	8,074	1,612,109
Total	$4,641,096	$2,303,386	$1,655,686	$8,600,168

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

●	the loss emergence period is applied to both the general allowance and adjustments for qualitative risk factors, which represents the average amount of time between when loss events occur for specific loan types and when such problem loans are identified and the related loss amounts are confirmed through charge-offs;
●	changes in the volume and severity of past due, non-accrual and classified loans;
●	changes in the nature, volume and terms of loans in the portfolio;
●	changes in lending policies and procedures;
●	changes in economic and business conditions and developments that affect the collectability of the portfolio;
●	changes in lending management and staff;
●	changes in the loan review system and the degree of oversight by the Bank’s board of directors; and
●	any concentrations of credit and changes in the level of such concentrations.

Changes in the volume and severity of past due, non-accrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. Classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. The magnitude of the impact of these factors on our qualitative assessment of the allowance for loan loss changes from quarter to quarter. Periodically, management conducts an analysis to estimate the loss emergence period for each loan portfolio segment based on historical charge-offs, loan type and loan payment history and considers available industry peer bank data. Model output by loan category is reviewed to evaluate the reasonableness of the reserve levels in comparison to the estimated loss emergence period applied to historical loss experience.

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

In connection with the Bank Transactions, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the Bank Transactions are accounted for either on an individual loan basis or in pools. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of similar risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The similar risk characteristics used for the pooling of certain PCI loans are risk grade and loan collateral type. The loans acquired in the Bank Transactions were initially recorded at fair value with no carryover of any allowance for loan losses. The balance of the aggregate discount on our loans was $72.3 million and $99.8 million at December 31, 2019 and 2018, respectively.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, GAAP, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $7.2 million, $5.1 million and $14.3 million during 2019, 2018 and 2017, respectively. The significant change in the provision for loan losses during 2018, compared with 2017, was primarily the result of improved economic outlook in the oil and gas industry which affected the qualitative factors used to calculate the provision for loan losses as well as lower loan growth.

The allowance for loan losses is subject to regulatory examination, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing loan portfolio at December 31, 2019, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Year Ended December 31,
Loans Held for Investment	2019	2018	2017	2016	2015
Balance, beginning of year	$59,486	$63,686	$54,599	$46,947	$41,652
Provision for loan losses	7,206	5,088	14,271	40,620	12,715
Recoveries of loans previously charged off:
Commercial real estate	6	—	24	51	406
Commercial and industrial	2,829	4,273	1,833	1,931	3,558
Construction and land development	—	6	7	—	—
1-4 family residential	61	146	201	344	114
Consumer	37	64	79	123	127
Broker-dealer	—	—	—	—	123
Covered	—	—	22	121	342
Total recoveries	2,933	4,489	2,166	2,570	4,670
Loans charged off:
Commercial real estate	1,160	800	193	1,243	79
Commercial and industrial	5,924	12,741	6,253	33,776	7,144
Construction and land development	—	—	13	—	—
1-4 family residential	907	143	112	196	526
Consumer	498	93	208	203	378
Broker-dealer	—	—	—	1	—
Covered	—	—	571	119	3,963
Total charge-offs	8,489	13,777	7,350	35,538	12,090
Net charge-offs	(5,556)	(9,288)	(5,184)	(32,968)	(7,420)
Balance, end of year	$61,136	$59,486	$63,686	$54,599	$46,947
Allowance for loan losses as a percentage of gross loans held for investment	0.83%	0.86%	0.99%	0.90%	0.84%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the tables below (dollars in thousands).

	December 31,
	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial real estate	$31,595	40.65%	$27,100	42.42%	$26,413	40.00%	$22,262	38.41%	$15,669	33.21%
Commercial and industrial	17,964	27.44%	21,980	25.28%	23,674	26.04%	21,369	30.19%	19,845	30.20%
Construction and land development	4,878	12.74%	6,061	13.46%	7,844	14.91%	7,002	12.90%	6,064	12.62%
1-4 family residential	6,386	10.72%	3,956	9.80%	2,362	6.65%	2,974	5.39%	3,314	5.78%
Consumer	265	0.64%	267	0.69%	311	0.63%	424	0.68%	314	0.82%
Broker-dealer	48	7.81%	122	8.35%	353	8.95%	155	8.23%	209	10.57%
Covered	—	—%	—	—%	2,729	2.82%	413	4.20%	1,532	6.81%
Total	$61,136	100.00%	$59,486	100.00%	$63,686	100.00%	$54,599	100.00%	$46,947	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. We had five credit relationships totaling $16.8 million of potential problem loans at December 31, 2019, compared with seven credit relationships totaling $17.8 million of potential problem loans at December 31, 2018 and six credit relationships totaling $27.6 million of potential problem loans at December 31, 2017.

Non-Performing Assets

As previously discussed, during the fourth quarter of 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements were resolved and terminated. As such, the following table presents components of our non-performing assets with previously covered assets presented in a separate portfolio segment as of December 31, 2017, 2016 and 2015 (dollars in thousands).

	December 31,
	2019	2018	2017	2016	2015
Loans accounted for on a non-accrual basis:
Commercial real estate	$7,308	$5,324	$14,620	$9,515	$17,764
Commercial and industrial	15,262	14,870	20,878	13,932	7,160
Construction and land development	1,316	3,278	611	755	114
1-4 family residential	12,204	10,437	4,358	244	7
Consumer	26	41	56	—	—
Broker-dealer	—	—	—	—	—
Covered	—	—	5,104	3,836	8,978
	$36,116	$33,950	$45,627	$28,282	$34,023

Non-performing loans as a percentage of total loans	0.38%	0.41%	0.56%	0.36%	0.48%

Other real estate owned	$18,202	$27,578	$40,627	$56,149	$99,484

Other repossessed assets	$—	$68	$323	$1,117	$—

Non-performing assets	$54,318	$61,596	$86,577	$85,548	$133,507

Non-performing assets as a percentage of total assets	0.36%	0.45%	0.65%	0.67%	1.13%

Non-PCI loans past due 90 days or more and still accruing	$102,707	$83,131	$85,396	$47,659	$50,776

Troubled debt restructurings included in accruing loans held for investment	$2,173	$1,339	$1,433	$1,699	$1,933

At December 31, 2019, non-accrual loans included 23 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2019 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2018, non-accrual loans included 16 commercial and industrial relationships with loans secured by accounts receivable, life insurance, livestock, oil and gas, and equipment. Non-accrual loans at December 31, 2018 also included $3.4 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2017, non-accrual loans included 19 commercial and industrial relationships with loans secured by accounts receivable, life insurance, livestock, oil and gas, and equipment. Non-accrual loans at December 31, 2017 also included $2.7 million of loans secured by residential real estate which were classified as loans held for sale.

OREO as of December 31, 2019 decreased from December 31, 2018 due to $14.0 million of disposals and fair value decreases related to 74 properties, partially offset by the addition of 41 properties totaling $4.6 million. OREO as of December 31, 2018 decreased from December 31, 2017 due to $16.7 million of disposals related to 111 properties and fair value decreases of $2.8 million, partially offset by the addition of 50 properties totaling $6.7 million. OREO as of December 31, 2017 decreased from December 31, 2016 due to $19.7 million of disposals related to 171 properties and fair value decreases of $4.5 million, partially offset by the addition of 54 properties totaling $8.7 million. At both December 31, 2019 and 2018, OREO was primarily comprised of commercial real estate properties.

Non-PCI loans past due 90 days or more and still accruing at December 31, 2019, 2018 and 2017 were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including Government National Mortgage Association loans subject to repurchase within our mortgage origination segment. The increase in Non-PCI past due loans 90 days or more and still accruing at December 31, 2019, compared to December 31, 2018, was partially due to the aging of the mortgage origination segment’s servicing portfolio and the length of the loan foreclosure process, which can often exceed one year.

At December 31, 2019, troubled debt restructurings (“TDRs”) were comprised of $2.2 million of loans that were considered to be performing and non-performing loans of $11.9 million reported in non-accrual loans. At December 31, 2018, TDRs were comprised of $1.3 million of loans that were considered to be performing and non-performing loans of $5.9 million reported in non-accrual loans. At December 31, 2017, TDRs were comprised of $1.4 million related to loans that were considered to be performing and non-performing loans of $10.4 million reported in non-accrual loans.

Current Expected Credit Loss (CECL) Standard

In June 2016, the FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model for measuring credit losses on certain exposures. The new model requires the measurement of expected credit losses to reflect the lifetime of an exposure (or pool of exposures) represented by certain financial instruments to be based on historical experience, current conditions and reasonable and supportable forecasts. Under the “incurred loss” model, the allowance for loan losses is based only on estimates of loan losses that exist in the portfolio as of the reporting date. The new model became effective for us on January 1, 2020, and applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Our implementation efforts have included, among other activities, the development, testing and validation of credit forecasting models and a new credit scoring system for significant loan portfolio segments, reassessment of risk rating grades and matrix, as well as development of the policies, systems and controls required to fully implement CECL. New model development has increased expenses associated with the collection and processing of data, which will continue in future periods. Upon adoption, and based on the current loan portfolio and the range of current forecasts of future economic conditions, we estimate that the allowance for credit losses will be between approximately $80 million and $100 million, inclusive of the estimate of change in reserve for unfunded commitments of between $6 million and $9 million, currently included in other liabilities within the consolidated balance sheets, when adopted on January 1, 2020. The estimated increase is driven by the fact that under CECL the allowance covers expected credit losses over the entire expected life of the loan portfolios and also takes into account forecasts of expected future macroeconomic conditions. This estimated increase, net of tax, will largely be reflected within our banking segment and as a decrease to opening retained earnings at January 1, 2020. While not material, the impact of the adoption of CECL will also affect our regulatory capital, performance and other asset quality ratios. The estimated range noted above and ultimate magnitude of the increase in allowance for credit losses upon adoption is expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts at the time of adoption.

Insurance Losses and Loss Adjustment Expenses

At December 31, 2019, 2018 and 2017, our gross reserve for unpaid losses and LAE was $15.3 million, $20.6 million, and $30.2 million, respectively, including estimated recoveries from reinsurance of $1.0 million, $3.2 million, and $11.5 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. We would consider reasonably likely changes in the key assumptions to have an impact on our best estimate by plus or minus 10%. At December 31, 2019, this equates to approximately plus or minus $1.5 million, or 1.3% of insurance segment equity, and 2.2% of calendar year 2019 insurance losses.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,635,924	0.00%	$2,504,599	0.00%	$2,309,776	0.00%
Interest-bearing demand deposits	4,283,642	0.98%	4,025,259	0.66%	3,671,521	0.29%
Savings deposits	186,235	0.19%	201,328	0.11%	234,420	0.10%
Time deposits	1,446,614	2.02%	1,341,886	1.42%	1,314,418	1.05%
	$8,552,415	0.84%	$8,073,072	0.57%	$7,530,135	0.33%

The maturity of consolidated interest-bearing time deposits of $100,000 or more at December 31, 2019 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$402,131
3 months to 6 months	259,403
6 months to 12 months	155,862
Over 12 months	297,437
$1,114,833

The banking segment experienced an increase of $95.6 million in interest-bearing time deposits of $100,000 or more at December 31, 2019, compared to December 31, 2018. The increase during 2019, compared to 2018, was primarily due to customers locking in higher rates before the federal funds interest rate started to decrease during 2019 and a more competitive deposit pricing environment. This is compared to a decrease of $129.2 million in interest-bearing time deposits of $100,000 or more at December 31, 2018, compared to December 31, 2017. The decrease during 2018, compared to 2017, was primarily due to our strategic decision to not renew brokered certificates of deposit in 2018. At December 31, 2019, there were $1.2 billion in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

		December 31,
	2019		2018		2017
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,424,010	2.41%	$1,065,807	2.15%	$1,206,424	1.20%
Notes payable	283,769	4.94%	228,872	4.95%	208,809	3.65%
Junior subordinated debentures	67,012	5.75%	67,012	5.47%	67,012	4.50%
	$1,774,791	2.97%	$1,361,691	2.70%	$1,482,245	1.84%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $358.2 million increase in short-term borrowings at December 31, 2019 compared with December 31, 2018 included a net increase of $363.7 million in our banking segment primarily associated with increases in FHLB notes, partially offset by a net decrease of $5.5 million in short-term bank loans, securities sold under agreements to repurchase and commercial paper used by the Hilltop Broker-Dealers to finance their activities. The $140.6 million decrease in short-term borrowings at December 31, 2018 compared with December 31, 2017 included a net decrease of $138.5 million in our banking segment primarily associated with decreases in FHLB notes, in addition to a net decrease of $2.1 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. Notes payable at December 31, 2019 of $283.8 million was comprised of $148.8 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within our banking segment of $28.8 million, insurance segment line of credit and term notes of $27.5 million, and mortgage origination segment borrowings of $78.7 million. Notes payable at December 31, 2018 of $228.9 million was comprised of $148.6 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within our banking segment of $4.4 million, insurance segment line of credit and term notes of $27.5 million, and mortgage origination segment borrowings of $48.4 million. The increase in notes payable at December 31, 2019 compared to December 31, 2018 is primarily the result of higher outstanding balances on lines of credit held by the mortgage segment’s ABAs and FHLB borrowings by the banking segment. Notes payable at December 31, 2017 of $208.8 million was comprised of $148.4 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year held within our banking segment of $19.4 million, insurance segment term notes of $28.5 million, and mortgage origination segment borrowings of $12.5 million. The increase in notes payable at December 31, 2018 compared to December 31, 2017, was primarily the result of higher outstanding balances on lines of credit held by the mortgage segment’s ABAs.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At December 31, 2019, Hilltop had $105.6 million in cash and cash equivalents, an increase of $61.7 million from $43.9 million at December 31, 2018. This increase in cash and cash equivalents was primarily due to $173.0 million of dividends from subsidiaries, partially offset by $73.4 million of stock repurchases, $29.6 million in cash dividends declared and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

NLC Sale

On January 30, 2020, we entered into an agreement to sell all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment, for a cash purchase price of $150.0 million, subject to post closing adjustments. Consummation of the transaction, which we expect to occur in the second quarter of 2020, is subject to customary closing conditions, including required regulatory approvals. We also agreed to enter into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC.

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2019, we declared and paid cash dividends of $0.32 per common share, or $29.6 million.

On January 30, 2020, our board of directors declared a quarterly cash dividend of $0.09 per common share, payable on February 28, 2020 to all common stockholders of record as of the close of business on February 14, 2020.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2020, our board of directors authorized a new stock repurchase program through January 2021 pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

During 2019, we paid $73.4 million to repurchase an aggregate of 3,390,247 shares of common stock at a weighted average price of $21.64 per share, inclusive of private negotiated transactions. The purchases were funded from available cash balances.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At December 31, 2019, $150.0 million of our Senior Notes was outstanding.

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

Under the comprehensive capital framework (“Basel III”) for U.S. banking organizations, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of common equity Tier 1 capital and additional Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. We perform reviews of the classification and calculation of risk-weighted assets to ensure accuracy and compliance with the Basel III regulatory capital requirements. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III requires banking organizations to maintain a capital conservation buffer above minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. Based on the actual ratios as noted below, Hilltop and PlainsCapital exceed each of the capital conservation buffer requirements in effect as of December 31, 2019.

In addition, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2019, under guidance issued by the Board of Governors of the Federal Reserve System.

At December 31, 2019, Hilltop had a total capital to risk weighted assets ratio of 17.55%, Tier 1 capital to risk weighted assets ratio of 17.13%, common equity Tier 1 capital to risk weighted assets ratio of 16.70% and a Tier 1 capital to average assets, or leverage, ratio of 12.71%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer currently in effect at the end of the period.

At December 31, 2019, PlainsCapital had a total capital to risk weighted assets ratio of 14.13%, Tier 1 capital to risk weighted assets ratio of 13.45%, common equity Tier 1 capital to risk weighted assets ratio of 13.45%, and a Tier 1 capital to average assets, or leverage, ratio of 11.61%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

We discuss regulatory capital requirements in more detail in Note 22 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of this Annual Report.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.23% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.71% of the Bank’s total deposits at December 31, 2019. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2019, Hilltop Securities had credit arrangements with five unaffiliated banks, with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At December 31, 2019, Hilltop Securities had borrowed $111.0 million under its credit arrangements and had no borrowings under its credit facility.

During 2019, Hilltop Securities initiated two commercial paper programs in the ordinary course of its business to fund a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issuable under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The discount to maturity will be based on LIBOR (a rate per annum determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars offered on the London interbank dollar market), plus an applicable margin. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. The net proceeds (after deducting related issuance expenses) from the sale of the CP Notes will be used for general corporate purposes, including working capital. As of December 31, 2019, the weighted average maturity of the CP Notes was 90 days at a rate of 2.208%. At December 31, 2019, the amount outstanding under these secured arrangements was $19.3 million, which was collateralized by securities held for firm accounts valued at $20.9 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank which have an aggregate commitment of $2.2 billion, of which $1.8 billion was drawn at December 31, 2019. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at December 31, 2019.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At December 31, 2019, these ABAs had combined available lines of credit totaling $150.0 million, $100.0 million of which was with a single unaffiliated bank, and the remaining $50.0 million of which was with the Bank. At December 31, 2019, Ventures Management had outstanding borrowings of $95.0 million, $16.4 million of which was with the Bank. As of December 31, 2019, the net worth of two of the ABAs was less than the amount required by the unaffiliated bank’s debt covenants. Both ABAs received a waiver for this covenant from the unaffiliated bank as of December 31, 2019.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $138.7 million, or 84.2%, equity investments of $19.8 million and other investments of $6.2 million comprised NLC’s $164.7 million in total cash and investments at December 31, 2019. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC, which is owned by current Hilltop director, Jonathan S. Sobel.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2019 (in thousands). Our reserve for losses and LAE does not have a contractual maturity date. However, based on historical payment patterns, the amounts presented are management’s estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. NLC maintains a portfolio of investments with varying maturities to provide adequate cash flows for such payments. Payments related to leases are based on actual payments specified in the underlying contracts, and the table below includes all leases that had commenced as of December 31, 2019. Payments related to short-term borrowings and long-term debt obligations include the estimated contractual interest payments under the respective agreements.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Reserve for losses and LAE	$10,555	$3,667	$1,012	$108	$15,342
Short-term borrowings	1,450,274	—	—	—	1,450,274
Long-term debt obligations	96,542	26,565	26,133	329,892	479,132
Capital lease obligations	1,197	2,453	2,443	2,297	8,390
Operating lease obligations	35,676	51,916	29,961	33,879	151,432
Total	$1,594,244	$84,601	$59,549	$366,176	$2,104,570

In addition to the contractual obligations presented above, during 2018, Hilltop and the Bank entered into leases for a majority of the available corporate office space in Hilltop Plaza to serve as the headquarters for both companies as well as retail space for a PlainsCapital Bank branch. The two separate 129-month office and retail leases, which commenced in February 2020, have combined total base rent of approximately $35 million with the first nine months of rent abated.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at December 31, 2019 and outstanding financial and performance standby letters of credit of $90.9 million at December 31, 2019.

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

At December 31, 2019, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $351.9 million, and included $178.7 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	December 31, 2019
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,263,406	$1,216,672	$1,569,875	$473,252	$124,009	$8,647,214
Securities	164,723	120,447	330,098	296,842	386,314	1,298,424
Federal funds sold and securities purchased under agreements to resell	394	—	—	—	—	394
Other interest sensitive assets	263,663	—	—	—	29,282	292,945
Total interest sensitive assets	5,692,186	1,337,119	1,899,973	770,094	539,605	10,238,977

Interest sensitive liabilities:
Interest bearing checking	$4,300,208	$—	$—	$—	$—	$4,300,208
Savings	199,076	—	—	—	—	199,076
Time deposits	559,324	624,567	292,048	59,914	—	1,535,853
Notes payable and other borrowings	707,670	3,375	3,733	3,830	22,834	741,442
Total interest sensitive liabilities	5,766,278	627,942	295,781	63,744	22,834	6,776,579

Interest sensitivity gap	$(74,092)	$709,177	$1,604,192	$706,350	$516,771	$3,462,398

Cumulative interest sensitivity gap	$(74,092)	$635,085	$2,239,277	$2,945,627	$3,462,398

Percentage of cumulative gap to total interest sensitive assets	(0.72)%	6.20%	21.87%	28.77%	33.82%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2019 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$30,261	8.60%	$274,752	15.43%
+100	$14,776	4.20%	$161,765	9.08%
-50	$(1,466)	(0.42)%	$(119,377)	(6.70)%
-100	$(1,730)	(0.49)%	$(295,657)	(16.60)%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2019 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Our broker-dealer segment is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest-earning assets including customer and correspondent margin loans and receivables and securities borrowing activities. Our funding sources, which include customer and correspondent cash balances, bank borrowings, repurchase agreements and securities lending activities, also expose the broker-dealer to interest rate risk. Movement in short-tem interest rates could reduce the positive spread between the broker-dealer segment’s interest income and interest expense.

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

The following table categorizes the broker-dealer segment’s net trading securities which are subject to interest rate and market price risk (dollars in thousands):

	December 31, 2019
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$35	$853	$9,081	$83,148	$93,117
U.S. government and government agency obligations	739	6,829	(5,588)	519,238	521,218
Corporate obligations	(92)	6,621	8,051	10,648	25,228
Total debt securities	682	14,303	11,544	613,034	639,563
Corporate equity securities	(3,106)	—	—	—	(3,106)
Other	6,914	—	—	—	6,914
	$4,490	$14,303	$11,544	$613,034	$643,371

Weighted average yield
Municipal obligations	0.00%	1.27%	1.58%	3.27%	3.08%
U.S. government and government agency obligations	1.61%	1.69%	1.91%	4.54%	4.34%
Corporate obligations	2.17%	2.19%	2.84%	4.75%	3.16%

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, the end of the period covered by this Annual Report.

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as included herein, and such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with US GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2019, the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement. This control deficiency did not result in a misstatement of the Company’s consolidated financial statements. However, this control deficiency could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Based on our assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria in Internal Control – Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on page F-2.

Plan for Remediation of Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. During the fourth quarter of 2019, management identified a control deficiency that constituted a material weakness as of December 31, 2018. Management has evaluated the material weakness described above and has made significant progress updating its design and implementation of internal controls to remediate the aforementioned deficiency and enhance the Company’s internal control environment. The remediation plan was implemented during the fourth quarter of 2019 and included an enhanced analysis to support the qualitative factors considered in the estimation of the allowance for loan losses as of December 31, 2019. Management believes that those efforts will be effective in remediating the previously identified material weakness. The material weakness will not be considered remediated until the controls have operated effectively, as evidenced through testing, for a sufficient amount of time.

Remediation of Previously Reported Material Weakness

Management has completed the remediation efforts of a previously reported material weakness by implementing certain control enhancements related to the Company’s process for the approval of customer wires that were not operating as designed.

Changes in Internal Control Over Financial Reporting

The remediation efforts described above were changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

2.1#

Stock Purchase Agreement by and among Hilltop Holdings Inc., ARC Insurance Holdings, Inc., Align NL Holdings, LLC and, for limited purposes set forth therein, Align Financial Holdings, LLC and MGI Holdings, Inc., dated January 30, 2020 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2020 (File No. 001-31987) and incorporated herein by reference).

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

3.2.1

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

4.8

Indenture, dated as of November 22, 2019, by and between Hilltop Securities Inc. and The Bank of New York Mellon, as indenture trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2019 (File No. 001-31987) and incorporated herein by reference).

4.8.1

Indenture, dated as of December 6, 2019, by and between Hilltop Securities Inc. and The Bank of New York Mellon, as indenture trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2019 (File No. 001-31987) and incorporated herein by reference).

4.9*	Description of the Registrant’s Securities.

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

10.1.8†

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards beginning in 2019 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2019 (File No. 001-31987) and incorporated herein by reference).

10.1.9†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2019 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2019 (File No. 001-31987) and incorporated herein by reference).

10.1.10†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2019 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2019 (File No. 001-31987) and incorporated herein by reference).

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

10.3.3†

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

10.4.3†

Retention Agreement by and between Hilltop Holdings Inc. and Todd Salmans, dated as of October 25, 2019, but effective January 1, 2020 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2019 (File No. 001-31987) and incorporated herein by reference).

10.5*	Compensation arrangement of Jeremy B. Ford.

10.6.1†

Employment Agreement, dated as of September 1, 2016, by and between William Furr and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on September 7, 2016 (File No. 001-31987) and incorporated herein by reference).

10.6.2†

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

10.8†

Retention Agreement, dated as of February 19, 2019, by and between Hill A. Feinberg and Hilltop Holdings Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2019 (File No. 001-31987) and incorporated herein by reference).

10.9†

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

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

†Exhibit is a management contract or compensatory plan or arrangement.

#

Schedules and similar attachments have been omitted from this Exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: February 27, 2020	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	February 27, 2020
Jeremy B. Ford	(Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 27, 2020
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Corporate Controller	February 27, 2020
Keith E. Bornemann	(Principal Accounting Officer)

/s/ Charlotte Jones Anderson	Director	February 27, 2020
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	February 27, 2020
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	February 27, 2020
Tracy A. Bolt

Director
W. Joris Brinkerhoff

/s/ J. Taylor Crandall	Director	February 27, 2020
J. Taylor Crandall

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	February 27, 2020
Charles R. Cummings

/s/ Hill A. Feinberg	Director	February 27, 2020
Hill A. Feinberg

/s/ Gerald J. Ford	Chairman of the Board	February 27, 2020
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 27, 2020
J. Markham Green

/s/ William T. Hill, Jr.	Director	February 27, 2020
William T. Hill, Jr.

/s/ Lee Lewis	Director	February 27, 2020
Lee Lewis

/s/ Andrew J. Littlefair	Director	February 27, 2020
Andrew J. Littlefair

/s/ W. Robert Nichols, III	Director	February 27, 2020
W. Robert Nichols, III

/s/ Kenneth D. Russell	Director	February 27, 2020
Kenneth D. Russell

/s/ A. Haag Sherman	Director	February 27, 2020
A. Haag Sherman

/s/ Jonathan S. Sobel	Director	February 27, 2020
Jonathan S. Sobel

/s/ Robert Taylor, Jr.	Director	February 27, 2020
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 27, 2020
Carl B. Webb

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes, as listed in the index appearing under Item 15 (a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loss Emergence Period Assumption

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses was $61 million as of December 31, 2019. Management’s process for estimating allowance for loan losses consists of three elements: (i) specific allowances established for probable losses on individually impaired loans; (ii) general allowances calculated based on historical loss experience for homogenous loans with similar collateral; and (iii) allowances to adjust general reserves based on current economic conditions and other qualitative risk factors both internal and external to the Company. Both the general allowance and adjustments for qualitative risk factors incorporate a loss emergence period (“LEP”) assumption for each loan portfolio segment. In determining the LEP assumption, management analyzes the Company’s loss history for each loan portfolio segment, including charge-off dates, loss causing event dates, loan type and loan payment history and considers available industry peer bank data.

The principal considerations for our determination that performing procedures relating to the LEP assumption utilized in the allowance for loan losses is a critical audit matter are (i) there was significant judgment by management in determining the LEP assumption, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the LEP assumption, (ii) there was significant auditor judgment in evaluating audit evidence relating to the LEP assumption, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement, in which LEP is a significant assumption.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included, among others, testing management’s process for determining the LEP assumption, including testing management’s analysis of loss history for identification of loss causing events and consideration of industry or peer bank data and testing significant data inputs used by management to determine the LEP assumption. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the methodology for determining the LEP assumption.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 27, 2020

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$484,959	$644,073
Federal funds sold	394	400
Assets segregated for regulatory purposes	157,436	133,993
Securities purchased under agreements to resell	59,031	61,611
Securities:
Trading, at fair value	689,576	745,466
Available for sale, at fair value (amortized cost of $984,211 and $886,799, respectively)	998,392	875,658
Held to maturity, at amortized cost (fair value of $388,930 and $341,124, respectively)	386,326	351,012
Equity, at fair value	20,007	19,679
	2,094,301	1,991,815

Loans held for sale	2,106,361	1,393,246
Loans held for investment, net of unearned income	7,381,400	6,930,458
Allowance for loan losses	(61,136)	(59,486)
Loans held for investment, net	7,320,264	6,870,972

Broker-dealer and clearing organization receivables	1,780,280	1,440,287
Premises and equipment, net	219,982	237,373
Operating lease right-of-use assets	117,059	—
Other assets	510,791	580,362
Goodwill	291,435	291,435
Other intangible assets, net	30,155	38,005
Total assets	$15,172,448	$13,683,572

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,769,556	$2,560,750
Interest-bearing	6,262,658	5,975,406
Total deposits	9,032,214	8,536,156

Broker-dealer and clearing organization payables	1,605,518	1,294,925
Short-term borrowings	1,424,010	1,065,807
Securities sold, not yet purchased, at fair value	43,817	81,667
Notes payable	283,769	228,872
Operating lease liabilities	128,402	—
Junior subordinated debentures	67,012	67,012
Other liabilities	458,910	435,240
Total liabilities	13,043,652	11,709,679
Commitments and contingencies (see Notes 19 and 20)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 90,640,944 and 93,610,217 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	906	936
Additional paid-in capital	1,445,233	1,489,816
Accumulated other comprehensive income (loss)	11,419	(8,627)
Retained earnings	644,860	466,737
Deferred compensation employee stock trust, net	776	825
Employee stock trust (7,794 and 10,894 shares, at cost, at December 31, 2019 and December 31, 2018, respectively)	(155)	(217)
Total Hilltop stockholders' equity	2,103,039	1,949,470
Noncontrolling interests	25,757	24,423
Total stockholders' equity	2,128,796	1,973,893
Total liabilities and stockholders' equity	$15,172,448	$13,683,572

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans, including fees	$460,471	$436,725	$411,988
Securities borrowed	69,582	66,914	41,048
Securities:
Taxable	62,104	50,975	36,472
Tax-exempt	6,159	6,834	5,807
Other	16,513	17,980	11,841
Total interest income	614,829	579,428	507,156

Interest expense:
Deposits	71,509	46,002	24,695
Securities loaned	60,086	56,733	32,337
Short-term borrowings	26,778	25,816	13,751
Notes payable	10,754	10,263	10,931
Junior subordinated debentures	3,851	3,663	3,016
Other	545	627	678
Total interest expense	173,523	143,104	85,408

Net interest income	441,306	436,324	421,748
Provision for loan losses	7,206	5,088	14,271
Net interest income after provision for loan losses	434,100	431,236	407,477

Noninterest income:
Net gains from sale of loans and other mortgage production income	504,935	445,116	538,468
Mortgage loan origination fees	130,003	103,563	93,944
Securities commissions and fees	137,742	150,989	156,464
Investment and securities advisory fees and commissions	103,787	90,066	109,920
Net insurance premiums earned	132,284	136,751	142,298
Other	197,265	96,305	163,970
Total noninterest income	1,206,016	1,022,790	1,205,064

Noninterest expense:
Employees' compensation and benefits	856,265	768,688	816,994
Occupancy and equipment, net	114,327	115,207	113,943
Professional services	96,093	105,752	101,521
Loss and loss adjustment expenses	68,940	79,347	94,701
Other	204,182	224,255	242,096
Total noninterest expense	1,339,807	1,293,249	1,369,255

Income before income taxes	300,309	160,777	243,286
Income tax expense	67,332	35,050	110,142

Net income	232,977	125,727	133,144
Less: Net income attributable to noncontrolling interest	7,686	4,286	600
Income attributable to Hilltop	$225,291	$121,441	$132,544

Earnings per common share:
Basic	$2.44	$1.28	$1.36
Diluted	$2.44	$1.28	$1.36

Weighted average share information:
Basic	92,345	94,969	97,137
Diluted	92,394	95,067	97,353

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$232,977	$125,727	$133,144
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax of $111, $0, and $0, respectively	417	—	—
Net unrealized gains (losses) on securities available for sale, net of tax of $6,276, $(1,558), and $(565), respectively	21,599	(5,632)	(869)
Reclassification adjustment for gains (losses) included in net income, net of tax of $(573), $0, and $(6), respectively	(1,970)	—	(10)
Comprehensive income	253,023	120,095	132,265
Less: comprehensive income attributable to noncontrolling interest	7,686	4,286	600

Comprehensive income applicable to Hilltop	$245,337	$115,809	$131,665

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2016	98,544	$985	$1,572,877	$485	$295,568	$903	15	$(309)	$1,870,509	$4,011	$1,874,520
Net income	—	—	—	—	132,544	—	—	—	132,544	600	133,144
Other comprehensive loss	—	—	—	(879)	—	—	—	—	(879)	—	(879)
Stock-based compensation expense	—	—	10,307	—	—	—	—	—	10,307	—	10,307
Common stock issued to board members	17	—	451	—	—	—	—	—	451	—	451
Issuance of common stock related to share-based awards, net	337	4	(3,268)	—	—	—	—	—	(3,264)	—	(3,264)
Repurchases of common stock	(2,916)	(29)	(53,998)	—	(20,427)	—	—	—	(74,454)	—	(74,454)
Dividends on common stock ($0.24 per share)	—	—	—	—	(23,140)	—	—	—	(23,140)	—	(23,140)
Deferred compensation plan	—	—	—	—	—	(55)	(3)	62	7	—	7
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,885)	(1,885)
Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	121,441	—	—	—	121,441	4,286	125,727
Other comprehensive loss	—	—	—	(5,632)	—	—	—	—	(5,632)	—	(5,632)
Stock-based compensation expense	—	—	8,454	—	—	—	—	—	8,454	—	8,454
Common stock issued to board members	30	—	654	—	—	—	—	—	654	—	654
Issuance of common stock related to share-based awards, net	327	3	(1,850)	—	—	—	—	—	(1,847)	—	(1,847)
Repurchases of common stock	(2,729)	(27)	(43,811)	—	(15,152)	—	—	—	(58,990)	—	(58,990)
Dividends on common stock ($0.28 per share)	—	—	—	—	(26,698)	—	—	—	(26,698)	—	(26,698)
Deferred compensation plan	—	—	—	—	—	(23)	(1)	30	7	—	7
Adoption of accounting standards	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash contributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	17,411	17,411
Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	225,291	—	—	—	225,291	7,686	232,977
Other comprehensive income	—	—	—	20,046	—	—	—	—	20,046	—	20,046
Stock-based compensation expense	—	—	11,243	—	—	—	—	—	11,243	—	11,243
Common stock issued to board members	27	—	573	—	—	—	—	—	573	—	573
Issuance of common stock related to share-based awards, net	394	4	(1,982)	—	—	—	—	—	(1,978)	—	(1,978)
Repurchases of common stock	(3,390)	(34)	(54,417)	—	(18,934)	—	—	—	(73,385)	—	(73,385)
Dividends on common stock ($0.32 per share)	—	—	—	—	(29,627)	—	—	—	(29,627)	—	(29,627)
Deferred compensation plan	—	—	—	—	—	(49)	(3)	62	13	—	13
Adoption of accounting standards (Note 34)	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,352)	(6,352)
Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$232,977	$125,727	$133,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	7,206	5,088	14,271
Depreciation, amortization and accretion, net	1,160	(2,345)	(13,869)
Net realized losses (gains) on securities	2,548	—	(16)
Net change in fair value of equity securities	(1,881)	2,486	—
Deferred income taxes	(3,855)	13,197	40,933
Other, net	13,017	8,838	12,085
Net change in securities purchased under agreements to resell	2,580	124,926	(97,107)
Net change in trading securities	55,890	(14,781)	(465,151)
Net change in broker-dealer and clearing organization receivables	(338,158)	23,618	(42,449)
Net change in FDIC indemnification asset	—	22,831	24,890
Net change in other assets	53,038	13,741	(47,352)
Net change in broker-dealer and clearing organization payables	206,170	(7,054)	(2,412)
Net change in other liabilities	85,329	(93,890)	(55,557)
Net change in securities sold, not yet purchased	(37,850)	(151,154)	78,932
Proceeds from sale of mortgage servicing rights asset	—	9,303	17,499
Net gains from sales of loans	(504,935)	(445,116)	(538,468)
Loans originated for sale	(16,644,259)	(14,287,551)	(15,014,118)
Proceeds from loans sold	16,438,000	15,041,676	15,634,027
Net cash provided by (used in) operating activities	(433,023)	389,540	(320,718)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	73,924	43,699	56,359
Proceeds from sales, maturities and principal reductions of securities available for sale	313,672	243,708	298,737
Proceeds from sales, maturities and principal reductions of equity securities	1,860	3	—
Purchases of securities held to maturity	(109,622)	(39,259)	(60,939)
Purchases of securities available for sale	(415,763)	(323,991)	(471,047)
Purchases of equity securities	(307)	(933)	—
Net change in loans held for investment	(423,890)	(110,615)	(216,562)
Purchases of premises and equipment and other assets	(42,287)	(68,079)	(31,152)
Proceeds from sales of premises and equipment and other real estate owned	14,309	25,847	32,297
Proceeds from redemption of bank owned life insurance	904	—	—
Net cash received from (paid for) Federal Home Loan Bank and Federal Reserve Bank stock	(17,092)	3,198	34,346
Net cash paid for acquisition	—	(63,245)	—
Net cash used in investing activities	(604,292)	(289,667)	(357,961)
Financing Activities
Net change in deposits	600,481	196,060	857,155
Net change in short-term borrowings	358,203	(140,617)	(210,865)
Proceeds from notes payable	1,050,907	664,045	403,136
Payments on notes payable	(996,095)	(643,921)	(512,193)
Payments to repurchase common stock	(73,385)	(58,990)	(27,388)
Dividends paid on common stock	(29,627)	(26,698)	(23,140)
Net cash received from (distributed to) noncontrolling interest	(6,352)	17,411	(1,885)
Taxes paid on employee stock awards netting activity	(1,979)	(1,844)	(3,264)
Other, net	(515)	(813)	(674)
Net cash provided by financing activities	901,638	4,633	480,882

Net change in cash, cash equivalents and restricted cash	(135,677)	104,506	(197,797)
Cash, cash equivalents and restricted cash, beginning of year	778,466	673,960	871,757
Cash, cash equivalents and restricted cash, end of year	$642,789	$778,466	$673,960

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$484,959	$644,073	$486,977
Federal funds sold	394	400	405
Assets segregated for regulatory purposes	157,436	133,993	186,578
Total cash, cash equivalents and restricted cash	$642,789	$778,466	$673,960
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$168,535	$143,201	$84,309
Cash paid for income taxes, net of refunds	$56,901	$8,378	$85,840
Supplemental Schedule of Non-Cash Activities
Derecognition of construction in progress related to build-to-suit lease obligations	$—	$27,802	$—
Conversion of loans to other real estate owned	$4,669	$6,899	$8,853
Additions to mortgage servicing rights	$13,755	$25,028	$16,401

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Hilltop Securities Independent Network (“HTS Independent Network”) (collectively, the “Hilltop Broker-Dealers”) and Hilltop Securities Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and FINRA and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC, is a registered investment adviser under the Investment Advisers Act of 1940.

Hilltop also owns 100% of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 18 to the consolidated financial statements and are collectively referred to as the “Hilltop Plaza Entities.”

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Bank’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on individually impaired loans; (ii) general historical valuation allowances calculated based on historical loan loss experience for homogenous loans with similar collateral; and (iii) valuation allowances to adjust general reserves based on current economic conditions and other qualitative risk factors, including projected loss emergence period, both internal and external to the Bank. The Bank’s methodology regarding the calculation of the allowance for loan losses is discussed in more detail within Note 5 to the consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Insurance Premiums Receivable

Insurance premiums receivable include premiums written and not yet collected. NLC routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2019, the valuation allowance for premiums receivable was $0.4 million, while at December 31, 2018, NLC determined that no valuation allowance was necessary.

Deferred Policy Acquisition Costs

Costs of acquiring insurance vary with, and are primarily related to, the successful acquisition of new and renewal business. These costs primarily consist of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred policy acquisition costs. NLC regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and LAE, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2019 and 2018, there was no premium deficiency.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.2 million during 2019, $0.2 million during 2018, and $0.1 million during 2017 were amortized and included in interest expense within the consolidated statements of operations. In April 2015, debt issuance costs of $1.9 million were capitalized in connection with Hilltop’s issuance of the 5% senior notes due 2025.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s intangible assets primarily consist of core deposits, trade names and customer relationships. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including core deposits, and customer and agent relationships, are amortized on an accelerated basis. Amortization of intangible assets is recorded in other noninterest expense within the consolidated statements of operations. Intangible assets with indefinite useful lives are tested for impairment on an annual basis as of October 1st, or more often if events or circumstances indicate there may be impairment, and not amortized until their lives are determined to be definite. Intangible assets with definite useful lives, premises and equipment, operating lease ROU assets, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. Impaired assets are recorded at fair value.

Mortgage Servicing Rights

The Company determines its portfolio segment of residential mortgage servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its servicing assets at fair value and reports changes in fair value through earnings.

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

The model assumptions and the MSR asset fair value estimates are compared to observable trades of similar portfolios as well as to MSR asset broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers. The value of the MSR asset is also dependent upon the discount rate used in the model, which is based on current market rates that are reviewed by management on an ongoing basis.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Revenue from Contracts with Customers

Certain activities primarily within the Company’s broker-dealer and banking segments are subject to the provisions of ASC 606, Revenue from Contracts with Customers. The Company’s broker-dealer segment has four primary lines of business: (i) public finance services, (ii) structured finance, (iii) fixed income services and (iv) wealth management, which includes retail, clearing services and securities lending groups. Revenue from contracts with customers subject to the guidance in ASC 606 from the broker-dealer segment is included within the securities commissions and fees and investment and securities advisory fees and commissions line items within the consolidated statements of operations. Commissions and fees revenue is generally recognized at a point in time upon the delivery of contracted services based on a predefined contractual amount or on the trade date for trade execution services based on prevailing market prices and internal and regulatory guidelines.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $3.6 million, $4.6 million and $4.7 million during 2019, 2018 and 2017, respectively.

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

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method because there were no instruments which qualified as participating securities during 2019, 2018 or 2017.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During 2019, 2018 and 2017, restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2019 and 2018, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.94 billion and $1.26 billion, respectively, and the unpaid principal balance of those loans was $1.88 billion and $1.21 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Derivatives — Derivatives, which are included in other assets and liabilities within the Company’s consolidated balance sheets, are reported at fair value using either Level 2 or Level 3 inputs. The Bank uses dealer quotes to value interest rate swaps, forward purchase commitments and forward sale commitments executed for both hedging and non-hedging purposes. PrimeLending and the Hilltop Broker-Dealers use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and the Hilltop Broker-Dealers issue forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. The Hilltop Broker-Dealers determine the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending also uses dealer quotes to value Eurodollar futures and U.S. Treasury bond futures and options used to hedge interest rate risk, and the Hilltop Broker-Dealers use dealer quotes to value Eurodollar futures and U.S. Treasury bond futures and options used to hedge changes in the fair value of securities.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$689,576	$—	$689,576
Available for sale securities	—	998,392	—	998,392
Equity securities	20,007	—	—	20,007
Loans held for sale	—	1,868,518	67,195	1,935,713
Derivative assets	—	33,129	—	33,129
MSR asset	—	—	55,504	55,504
Securities sold, not yet purchased	29,080	14,737	—	43,817
Derivative liabilities	—	17,140	—	17,140

	Level 1	Level 2	Level 3	Total
December 31, 2018	Inputs	Inputs	Inputs	Fair Value
Trading securities	$7,947	$737,519	$—	$745,466
Available for sale securities	—	875,658	—	875,658
Equity securities	19,679	—	—	19,679
Loans held for sale	—	1,207,311	50,464	1,257,775
Derivative assets	—	35,010	—	35,010
MSR asset	—	—	66,102	66,102
Securities sold, not yet purchased	33,000	48,667	—	81,667
Derivative liabilities	—	26,355	—	26,355

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers into	Included in	Comprehensive	Balance at
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2019
Loans held for sale	$50,464	$60,475	$(34,849)	$1,136	$(10,031)	$—	$67,195
MSR asset	66,102	13,755	—	—	(24,353)	—	55,504
Total	$116,566	$74,230	$(34,849)	$1,136	$(34,384)	$—	$122,699

Year ended December 31, 2018
Loans held for sale	$36,972	$61,573	$(41,801)	—	$(6,280)	$—	$50,464
MSR asset	54,714	25,028	(9,303)	—	(4,337)	—	66,102
Total	$91,686	$86,601	$(51,104)	$—	$(10,617)	$—	$116,566

Year ended December 31, 2017
Loans held for sale	$35,801	$36,891	$(26,773)	$—	$(8,947)	$—	$36,972
MSR asset	61,968	16,401	(17,499)	—	(6,156)	—	54,714
Total	$97,769	$53,292	$(44,272)	$—	$(15,103)	$—	$91,686

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at December 31, 2019.

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2019				2018
Loans held for sale	Discounted cash flows / Market comparable	Projected price	92	-	96%	(95%)	95	-	96%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			13.16%				10.51%
		Discount rate			11.14%				11.11%

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

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$12,775	$—	$12,775	$(8,063)	$—	$(8,063)	$10,655	$—	$10,655
MSR asset	(24,353)	—	(24,353)	(4,337)	—	(4,337)	(6,156)	—	(6,156)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

Estimates for these significant unobservable inputs and the resulting weighted average expected loss on PCI loans were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
December 31, 2019	Merger	Transaction	Merger	Acquisition
Weighted average default rate	83%	30%	66%	59%
Weighted average loss severity rate	59%	12%	28%	42%
Weighted average prepayment speed	0%	5%	0%	0%

Resulting weighted average expected loss on PCI loans	49%	4%	18%	25%

	PCI Loans
	PlainsCapital	FNB	SWS	BORO
December 31, 2018	Merger	Transaction	Merger	Acquisition
Weighted average default rate	81%	34%	71%	63%
Weighted average loss severity rate	59%	12%	28%	42%
Weighted average prepayment speed	0%	6%	0%	0%

Resulting weighted average expected loss on PCI loans	48%	4%	20%	26%

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. At December 31, 2019 and 2018, the estimated fair value of OREO was $18.2 million and $27.6 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Year Ended December 31,
December 31, 2019	Inputs	Inputs	Inputs	Fair Value	2019	2018	2017
Impaired loans held for investment	$—	$—	$65,582	$65,582	$(4,968)	$2,481	$(2,402)
Other real estate owned	—	11,560	—	11,560	(1,387)	(2,757)	(4,436)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Loans Held for Investment — The estimated fair values of loans held for investment are measured using an exit price method.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2019	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$485,353	$485,353	$—	$—	$485,353
Assets segregated for regulatory purposes	157,436	157,436	—	—	157,436
Securities purchased under agreements to resell	59,031	—	59,031	—	59,031
Held to maturity securities	386,326	—	388,930	—	388,930
Loans held for sale	170,648	—	170,648	—	170,648
Loans held for investment, net	7,320,264	—	576,527	6,990,706	7,567,233
Broker-dealer and clearing organization receivables	1,780,280	—	1,780,280	—	1,780,280
Other assets	71,040	—	69,580	1,460	71,040

Financial liabilities:
Deposits	9,032,214	—	9,032,496	—	9,032,496
Broker-dealer and clearing organization payables	1,605,518	—	1,605,518	—	1,605,518
Short-term borrowings	1,424,010	—	1,424,010	—	1,424,010
Debt	350,781	—	348,555	—	348,555
Other liabilities	8,473	—	8,473	—	8,473

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2018	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$644,473	$644,473	$—	$—	$644,473
Assets segregated for regulatory purposes	133,993	133,993	—	—	133,993
Securities purchased under agreements to resell	61,611	—	61,611	—	61,611
Held to maturity securities	351,012	—	341,124	—	341,124
Loans held for sale	135,471	—	135,471	—	135,471
Loans held for investment, net	6,870,972	—	578,363	6,445,810	7,024,173
Broker-dealer and clearing organization receivables	1,440,287	—	1,440,287	—	1,440,287
Other assets	69,720	—	68,573	1,147	69,720

Financial liabilities:
Deposits	8,536,156	—	8,528,947	—	8,528,947
Broker-dealer and clearing organization payables	1,294,925	—	1,294,925	—	1,294,925
Short-term borrowings	1,065,807	—	1,065,807	—	1,065,807
Debt	295,884	—	293,685	—	293,685
Other liabilities	3,482	—	3,482	—	3,482

The Company held equity investments other than securities of $36.6 million and $35.8 million at December 31, 2019 and 2018, respectively, which are included within other assets in the consolidated balance sheets. Of the $36.6 million of such equity investments held at December 31, 2019, $19.8 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the adjustments to the carrying value of these investments (in thousands).

	Year Ended December 31,
	2019	2018
Balance, beginning of year	$20,376	$22,946
Additional investments	—	8,643
Upward adjustments	403	3,663
Impairments and downward adjustments	(1,008)	(4,083)
Dispositions	—	(10,793)
Balance, end of year	$19,771	$20,376

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2019	2018
U.S. Treasury securities	$—	$7,945
U.S. government agencies:
Bonds	24,680	1,494
Residential mortgage-backed securities	331,601	309,455
Commercial mortgage-backed securities	2,145	4,239
Collateralized mortgage obligations	191,154	206,813
Corporate debt securities	36,973	59,293
States and political subdivisions	93,117	126,748
Unit investment trusts	3,468	19,913
Private-label securitized product	2,992	5,680
Other	3,446	3,886
Totals	$689,576	$745,466

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $43.8 million and $81.7 million at December 31, 2019 and 2018, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,869	$190	$(2)	$10,057
U.S. government agencies:
Bonds	84,590	1,049	(64)	85,575
Residential mortgage-backed securities	460,099	7,037	(147)	466,989
Commercial mortgage-backed securities	11,488	543	—	12,031
Collateralized mortgage obligations	333,328	3,179	(815)	335,692
Corporate debt securities	44,868	1,938	—	46,806
States and political subdivisions	39,969	1,273	—	41,242
Totals	$984,211	$15,209	$(1,028)	$998,392

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$11,552	$30	$(44)	$11,538
U.S. government agencies:
Bonds	85,492	552	(433)	85,611
Residential mortgage-backed securities	391,428	608	(6,962)	385,074
Commercial mortgage-backed securities	11,703	189	(120)	11,772
Collateralized mortgage obligations	281,450	385	(5,436)	276,399
Corporate debt securities	53,614	268	(580)	53,302
States and political subdivisions	51,560	608	(206)	51,962
Totals	$886,799	$2,640	$(13,781)	$875,658

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agencies:
Bonds	24,020	10	(35)	23,995
Residential mortgage-backed securities	17,776	295	—	18,071
Commercial mortgage-backed securities	161,624	2,810	(655)	163,779
Collateralized mortgage obligations	113,894	226	(904)	113,216
States and political subdivisions	69,012	1,013	(156)	69,869
Totals	$386,326	$4,354	$(1,750)	$388,930

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$9,903	$3	$—	$9,906
U.S. government agencies:
Bonds	39,018	—	(1,479)	37,539
Residential mortgage-backed securities	21,903	—	(263)	21,640
Commercial mortgage-backed securities	87,065	271	(1,462)	85,874
Collateralized mortgage obligations	142,474	—	(5,000)	137,474
States and political subdivisions	50,649	91	(2,049)	48,691
Totals	$351,012	$365	$(10,253)	$341,124

Additionally, the Company had unrealized net gains of $1.2 million and unrealized net losses of $0.9 million from equity securities with fair values of $20.0 million and $19.7 million held at December 31, 2019 and December 31, 2018, respectively. The Company recognized net gains of $1.9 million and net losses of $3.3 million during 2019 and 2018, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During 2019 and 2018, net gains recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding available for sale, held to maturity and equity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2019			December 31, 2018
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	1	$1,897	$2	1	$981	$6
Unrealized loss for twelve months or longer	—	—	—	3	3,556	39
	1	1,897	2	4	4,537	45
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	2	24,937	64	3	24,772	5
Unrealized loss for twelve months or longer	—	—	—	3	30,472	428
	2	24,937	64	6	55,244	433
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	37	36,187	87	8	66,791	432
Unrealized loss for twelve months or longer	2	13,683	58	27	194,228	6,530
	39	49,870	145	35	261,019	6,962
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	9,967	2	—	—	—
Unrealized loss for twelve months or longer	—	—	—	1	4,953	120
	1	9,967	2	1	4,953	120
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	15	94,545	446	11	44,394	498
Unrealized loss for twelve months or longer	13	46,217	369	28	140,483	4,938
	28	140,762	815	39	184,877	5,436
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	8	16,256	282
Unrealized loss for twelve months or longer	—	—	—	8	15,665	297
	—	—	—	16	31,921	579
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	29	8,590	27
Unrealized loss for twelve months or longer	1	487	—	18	9,029	179
	1	487	—	47	17,619	206
Total available for sale:
Unrealized loss for less than twelve months	56	167,533	601	60	161,784	1,250
Unrealized loss for twelve months or longer	16	60,387	427	88	398,386	12,531
	72	$227,920	$1,028	148	$560,170	$13,781

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31, 2019			December 31, 2018
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	2	$9,665	$35	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	4	37,539	1,479
	2	9,665	35	4	37,539	1,479
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	8,411	89
Unrealized loss for twelve months or longer	—	—	—	3	13,229	174
	—	—	—	4	21,640	263
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	8	44,610	656	1	4,973	27
Unrealized loss for twelve months or longer	—	—	—	13	59,670	1,435
	8	44,610	656	14	64,643	1,462
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	4	23,904	287	1	2,051	26
Unrealized loss for twelve months or longer	8	59,560	617	24	135,423	4,974
	12	83,464	904	25	137,474	5,000
States and political subdivisions:
Unrealized loss for less than twelve months	38	15,996	124	9	6,431	56
Unrealized loss for twelve months or longer	4	1,099	31	86	32,909	1,993
	42	17,095	155	95	39,340	2,049
Total held to maturity:
Unrealized loss for less than twelve months	52	94,175	1,102	12	21,866	198
Unrealized loss for twelve months or longer	12	60,659	648	130	278,770	10,055
	64	$154,834	$1,750	142	$300,636	$10,253

During 2019, 2018 and 2017, the Company did not record any OTTI. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant OTTI of the securities. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. The Company does not intend, nor is it likely that the Company will be required to sell, these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at December 31, 2019 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,612	$10,660	$—	$—
Due after one year through five years	121,052	123,759	25,967	25,955
Due after five years through ten years	29,697	30,572	5,537	5,591
Due after ten years	17,935	18,689	61,528	62,318
	179,296	183,680	93,032	93,864

Residential mortgage-backed securities	460,099	466,989	17,776	18,071
Collateralized mortgage obligations	333,328	335,692	113,894	113,216
Commercial mortgage-backed securities	11,488	12,031	161,624	163,779
	$984,211	$998,392	$386,326	$388,930

During 2019, 2018 and 2017, the Company recognized net gains from its trading portfolio of $20.5 million, $6.2 million and $20.2 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $132.7 million, $41.9 million and $62.8 million during 2019, 2018 and 2017, respectively. During 2019, the Company had other realized losses on securities of $2.5 million, while other net realized gains on securities during 2018 and 2017 were nominal. All such net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities with a carrying amount of $576.0 million and $612.3 million (with a fair value of $583.6 million and $600.0 million, respectively) at December 31, 2019 and 2018, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2019 and 2018.

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

At December 31, 2019 and 2018, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.3 million and $9.5 million, respectively.

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

As previously discussed, the loans acquired in the FNB Transaction were subject to loss-share agreements with the FDIC. On October 17, 2018, the Bank and the FDIC entered into a Termination Agreement pursuant to which all rights and obligations of the Bank and the FDIC under the FDIC loss-share agreements were resolved and terminated. Accordingly, loans which were previously referred to as either “covered loans” if covered by the loss-share agreements or otherwise “non-covered loans” are now collectively referred to as “loans held for investment.” Loans that were previously covered by the FDIC loss-share agreements are included in the “covered” portfolio segment. The majority of the loans previously covered by the FDIC loss-share agreements are comprised primarily of commercial real estate and 1-4 family residential loans. Loans held for investment summarized by portfolio segment are as follows (in thousands).

	December 31,
	2019	2018
Commercial real estate	$3,000,523	$2,940,120
Commercial and industrial	2,025,720	1,752,257
Construction and land development	940,564	932,909
1-4 family residential	791,020	679,263
Consumer	47,046	47,546
Broker-dealer (1)	576,527	578,363
	7,381,400	6,930,458
Allowance for loan losses	(61,136)	(59,486)
Total loans held for investment, net of allowance	$7,320,264	$6,870,972
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In connection with the Bank Transactions, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying amounts and the outstanding balances of PCI loans (in thousands).

	December 31,
	2019	2018
Carrying amount	$82,331	$93,072
Outstanding balance	141,615	172,808

Changes in the accretable yield for PCI loans were as follows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$80,693	$98,846	$156,847
Additions	—	340	—
Reclassifications from nonaccretable difference, net (1)	18,353	26,166	12,946
Disposals of loans	(1,168)	(1,226)	(1,663)
Accretion	(31,875)	(43,433)	(69,284)
Transfer of loans to OREO (2)	—	—	—
Balance, end of year	$66,003	$80,693	$98,846
(1)	Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to non-accrual and expected cash flows are no longer predictable and the accretable yield is eliminated.
(2)	Transfer of loans to OREO is the difference between the value removed from the pool and the expected cash flows for the loan.

The remaining nonaccretable difference for PCI loans was $49.5 million and $64.2 million at December 31, 2019 and 2018, respectively. During 2019, 2018 and 2017, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the PCI loan portfolio acquired in the FNB Transaction as a result of the Bank’s strategic decision to dedicate resources to the liquidation of those loans acquired in the FNB Transaction during the noted periods.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amounts shown in following tables include loans accounted for on an individual basis, as well as acquired Pooled Loans. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Impaired loans, segregated between those considered to be PCI loans and those without credit impairment at acquisition, are summarized by portfolio segment in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2019	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$28,541	$4,254	$8,592	$12,846	$2,659
Owner occupied	27,020	2,816	9,920	12,736	1,235
Commercial and industrial	23,281	4,131	1,129	5,260	70
Construction and land development	7,327	1	76	77	27
1-4 family residential	89,800	381	51,031	51,412	3,179
Consumer	1,695	—	—	—	—
Broker-dealer	—	—	—	—	—
	177,664	11,583	70,748	82,331	7,170
Non-PCI
Commercial real estate:
Non-owner occupied	3,895	2,790	—	2,790	—
Owner occupied	4,706	3,495	—	3,495	—
Commercial and industrial	27,168	10,714	2,986	13,700	1,442
Construction and land development	1,483	1,316	—	1,316	—
1-4 family residential	10,320	7,343	—	7,343	—
Consumer	38	26	—	26	—
Broker-dealer	—	—	—	—	—
	47,610	25,684	2,986	28,670	1,442
	$225,274	$37,267	$73,734	$111,001	$8,612

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2018	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial real estate:
Non-owner occupied	$42,668	$5,549	$7,540	$13,089	$1,125
Owner occupied	36,246	11,657	2,967	14,624	304
Commercial and industrial	27,403	5,491	1,068	6,559	72
Construction and land development	10,992	74	390	464	92
1-4 family residential	106,503	646	57,681	58,327	1,299
Consumer	2,185	9	—	9	—
Broker-dealer	—	—	—	—	—
	225,997	23,426	69,646	93,072	2,892
Non-PCI
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	5,231	4,098	—	4,098	—
Commercial and industrial	22,277	9,891	1,740	11,631	721
Construction and land development	3,430	2,711	535	3,246	31
1-4 family residential	8,695	6,922	—	6,922	—
Consumer	149	42	—	42	—
Broker-dealer	—	—	—	—	—
	39,782	23,664	2,275	25,939	752
	$265,779	$47,090	$71,921	$119,011	$3,644

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Average investment in impaired loans is summarized by portfolio segment in the following table (in thousands).

	Year Ended December 31,
	2019	2018	2017
Commercial real estate:
Non-owner occupied	$14,363	$14,533	$16,623
Owner occupied	17,477	21,262	25,307
Commercial and industrial	18,575	21,143	19,189
Construction and land development	2,552	2,880	3,136
1-4 family residential	62,002	35,404	5,797
Consumer	39	117	361
Broker-dealer	—	—	—
Covered	—	46,248	115,085
	$115,008	$141,587	$185,498

Non-accrual loans, excluding those classified as held for sale, are summarized by portfolio segment in the following table (in thousands).

	December 31,
	2019	2018
Commercial real estate:
Non-owner occupied	$3,813	$1,226
Owner occupied	3,495	4,098
Commercial and industrial	15,262	14,870
Construction and land development	1,316	3,278
1-4 family residential	7,382	7,026
Consumer	26	41
Broker-dealer	—	—
	$31,294	$30,539

At December 31, 2019 and 2018, non-accrual loans included PCI loans of $3.8 million and $4.9 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. In addition to the non-accrual loans in the table above, $4.8 million and $3.4 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at December 31, 2019 and 2018, respectively.

Interest income, including recoveries and cash payments, recorded on impaired loans was $1.6 million, $1.4 million and $1.7 million during 2019, 2018 and 2017, respectively. Except as noted above, PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

There were no TDRs granted during 2018. Information regarding TDRs granted during 2019 and 2017 is shown in the following table (dollars in thousands). At December 31, 2019 and 2018, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Year Ended December 31, 2019			Year Ended December 31, 2017
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	—	—	—	2	4,775	4,629
Commercial and industrial	4	9,618	8,566	1	1,357	1,186
Construction and land development	—	—	—	1	655	611
1-4 family residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
Covered	—	—	—	—	—	—
	4	$9,618	$8,566	4	$6,787	$6,426

All of the loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured loans during 2019, 2018 or 2017.

There were no TDRs granted during the twelve months preceding December 31, 2019 or 2018 for which a payment was at least 30 days past due. The following table presents information regarding TDRs granted during the twelve months preceding December 31, 2017, for which a payment was at least 30 days past due (dollars in thousands).

Twelve Months Preceding December 31, 2017
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—
Owner occupied	1	1,481	1,352
Commercial and industrial	—	—	—
Construction and land development	1	655	611
1-4 family residential	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
Covered	—	—	—
	2	$2,136	$1,963

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2019	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,769	$—	$2,790	$4,559	$1,691,947	$12,846	$1,709,352	$—
Owner occupied	1,741	125	2,432	4,298	1,274,137	12,736	1,291,171	—
Commercial and industrial	5,672	1,735	3,192	10,599	2,009,861	5,260	2,025,720	3
Construction and land development	7,580	1,827	—	9,407	931,080	77	940,564	—
1-4 family residential	6,281	1,461	2,739	10,481	729,127	51,412	791,020	—
Consumer	455	34	—	489	46,557	—	47,046	—
Broker-dealer	—	—	—	—	576,527	—	576,527	—
	$23,498	$5,182	$11,153	$39,833	$7,259,236	$82,331	$7,381,400	$3

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2018	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,174	$199	$—	$1,373	$1,708,160	$13,089	$1,722,622	$—
Owner occupied	1,364	—	4,173	5,537	1,197,337	14,624	1,217,498	75
Commercial and industrial	1,792	1,049	11,051	13,892	1,731,806	6,559	1,752,257	3
Construction and land development	3,549	—	—	3,549	928,896	464	932,909	—
1-4 family residential	5,987	2,484	1,950	10,421	610,515	58,327	679,263	—
Consumer	254	147	—	401	47,136	9	47,546	—
Broker-dealer	—	—	—	—	578,363	—	578,363	—
	$14,120	$3,879	$17,174	$35,173	$6,802,213	$93,072	$6,930,458	$78

In addition to the loans shown in the table above, PrimeLending had $102.7 million and $83.1 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $104.0 million and $84.0 million, respectively) that were 90 days past due and accruing interest at December 31, 2019 and 2018, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

The following tables present the internal risk grades of loans, as previously described, in the portfolio by class (in thousands).

December 31, 2019	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,638,682	$—	$57,824	$12,846	$1,709,352
Owner occupied	1,238,855	810	38,770	12,736	1,291,171
Commercial and industrial	1,917,450	15,973	87,037	5,260	2,025,720
Construction and land development	937,967	—	2,520	77	940,564
1-4 family residential	722,657	—	16,951	51,412	791,020
Consumer	46,758	—	288	—	47,046
Broker-dealer	576,527	—	—	—	576,527
	$7,078,896	$16,783	$203,390	$82,331	$7,381,400

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2018	Pass	Special Mention	Substandard	PCI	Total
Commercial real estate:
Non-owner occupied	$1,673,424	$—	$36,109	$13,089	$1,722,622
Owner occupied	1,175,225	2,083	25,566	14,624	1,217,498
Commercial and industrial	1,677,033	15,320	53,345	6,559	1,752,257
Construction and land development	929,130	—	3,315	464	932,909
1-4 family residential	601,264	393	19,279	58,327	679,263
Consumer	47,416	—	121	9	47,546
Broker-dealer	578,363	—	—	—	578,363
	$6,681,855	$17,796	$137,735	$93,072	$6,930,458

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

While historical loss experience provides a reasonable starting point for the analysis, historical losses are not the sole basis upon which the Company determines the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to:

●	the loss emergence period is applied to both the general allowance and adjustments for qualitative risk factors, which represents the average amount of time between when loss events occur for specific loan types and when such problem loans are identified and the related loss amounts are confirmed through charge-offs;
●	changes in the volume and severity of past due, non-accrual and classified loans;

● changes in the nature, volume and terms of loans in the portfolio;

● changes in lending policies and procedures;

● changes in economic and business conditions and developments that affect the collectability of the portfolio;

● changes in lending management and staff;

● changes in the loan review system and the degree of oversight by the Bank’s board of directors; and

● any concentrations of credit and changes in the level of such concentrations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Changes in the volume and severity of past due, non-accrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. Classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. The magnitude of the impact of these factors on the qualitative assessment of the allowance for loan loss changes from quarter to quarter. Periodically, management conducts an analysis to estimate the loss emergence period for each loan portfolio segment based on historical charge-offs, loan type and loan payment history and considers available industry peer bank data. Model output by loan category is reviewed to evaluate the reasonableness of the reserve levels in comparison to the estimated loss emergence period applied to historical loss experience.

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

The allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While the Company believes it has an appropriate allowance for the existing loan portfolio at December 31, 2019, additional provisions for losses on existing loans may be necessary in the future.

Changes in the allowance for loan losses, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Year Ended December 31, 2019	Beginning of Year	for Loan Losses	Charged Off	Charged Off Loans	End of Year
Commercial real estate	$27,100	$5,649	$(1,160)	$6	$31,595
Commercial and industrial	21,980	(921)	(5,924)	2,829	17,964
Construction and land development	6,061	(1,183)	—	—	4,878
1-4 family residential	3,956	3,276	(907)	61	6,386
Consumer	267	459	(498)	37	265
Broker-dealer	122	(74)	—	—	48
Total	$59,486	$7,206	$(8,489)	$2,933	$61,136

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Year Ended December 31, 2018	Beginning of Year	for Loan Losses	Charged Off	Charged Off Loans	End of Year
Commercial real estate	$27,232	$668	$(800)	$—	$27,100
Commercial and industrial	23,698	6,750	(12,741)	4,273	21,980
Construction and land development	7,847	(1,792)	—	6	6,061
1-4 family residential	4,245	(292)	(143)	146	3,956
Consumer	311	(15)	(93)	64	267
Broker-dealer	353	(231)	—	—	122
Covered	—	—	—	—	—
Total	$63,686	$5,088	$(13,777)	$4,489	$59,486

	Balance,	Provision (Recovery)	Loans	Recoveries on	Balance,
Year Ended December 31, 2017	Beginning of Year	for Loan Losses	Charged Off	Charged Off Loans	End of Year
Commercial real estate	$22,262	$4,320	$(193)	$24	$26,413
Commercial and industrial	21,369	6,725	(6,253)	1,833	23,674
Construction and land development	7,002	848	(13)	7	7,844
1-4 family residential	2,974	(701)	(112)	201	2,362
Consumer	424	16	(208)	79	311
Broker-dealer	155	198	—	—	353
Covered	413	2,865	(571)	22	2,729
Total	$54,599	$14,271	$(7,350)	$2,166	$63,686

The loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
December 31, 2019	Impairment	Impairment	Loans	Total
Commercial real estate	$5,698	$2,969,243	$25,582	$3,000,523
Commercial and industrial	12,889	2,007,571	5,260	2,025,720
Construction and land development	1,237	939,250	77	940,564
1-4 family residential	608	739,000	51,412	791,020
Consumer	—	47,046	—	47,046
Broker-dealer	—	576,527	—	576,527
Total	$20,432	$7,278,637	$82,331	$7,381,400

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
December 31, 2018	Impairment	Impairment	Loans	Total
Commercial real estate	$3,909	$2,908,498	$27,713	$2,940,120
Commercial and industrial	10,741	1,734,957	6,559	1,752,257
Construction and land development	3,241	929,204	464	932,909
1-4 family residential	—	620,936	58,327	679,263
Consumer	—	47,537	9	47,546
Broker-dealer	—	578,363	—	578,363
Total	$17,891	$6,819,495	$93,072	$6,930,458

The allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
December 31, 2019	Impairment	Impairment	Loans	Total
Commercial real estate	$—	$27,701	$3,894	$31,595
Commercial and industrial	1,442	16,452	70	17,964
Construction and land development	—	4,851	27	4,878
1-4 family residential	—	3,207	3,179	6,386
Consumer	—	265	—	265
Broker-dealer	—	48	—	48
Total	$1,442	$52,524	$7,170	$61,136

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Loans Individually	Loans Collectively
	Evaluated for	Evaluated for	PCI
December 31, 2018	Impairment	Impairment	Loans	Total
Commercial real estate	$—	$25,671	$1,429	$27,100
Commercial and industrial	721	21,187	72	21,980
Construction and land development	31	5,938	92	6,061
1-4 family residential	—	2,657	1,299	3,956
Consumer	—	267	—	267
Broker-dealer	—	122	—	122
Total	$752	$55,842	$2,892	$59,486

6. Covered Assets and Indemnification Asset

The Bank acquired certain assets and assumed certain liabilities of FNB in connection with an FDIC-assisted transaction on September 13, 2013 (the “Bank Closing Date”). As part of the Purchase and Assumption Agreement (the “P&A Agreement”) by and among the FDIC (as receiver of FNB), the Bank and the FDIC, the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company referred to acquired commercial and single family residential loan portfolios and OREO that were subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets were presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO were referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses were defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that were reimbursable to the FDIC for a particular asset was limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There was no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets were in effect for five years and ten years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC were in effect for eight years and ten years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” was measured separately from the covered loan portfolio because the agreements were not contractually embedded in the covered loans and were not transferable if the Bank chose to dispose of the covered loans. In accordance with the loss-share agreements, the Bank may have been required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements were less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment was calculated using a defined formula set forth in the P&A Agreement.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Covered Other Real Estate Owned

A summary of the activity in OREO previously covered by the FDIC loss-share agreements is as follows (in thousands)(1).

	Year Ended December 31,
	2018	2017
Balance, beginning of year	$36,744	$51,642
Additions to covered OREO	5,284	6,700
Dispositions of covered OREO	(10,145)	(17,866)
Valuation adjustments in the period	(2,027)	(3,732)
Transfer to other assets as a result of loss-share termination	(29,856)	—
Balance, end of year	$—	$36,744
(1)	The additions, dispositions and valuation adjustments during 2018 as presented in the table represent activity from January 1, 2018 through September 30, 2018, prior to the expiration and termination of the FDIC loss-share agreements. All previously “covered” OREO is included in other assets as of December 31, 2018.

During 2018 and 2017, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required. The downward valuations recorded during the periods presented above were related to covered assets subject to the loss-share agreements with the FDIC.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Year Ended December 31,
	2018	2017
Balance, beginning of year	$29,340	$71,313
FDIC Indemnification Asset accretion (amortization)	(6,509)	(17,083)
Transfers to due from FDIC and other	—	(24,890)
FDIC loss-share termination	(22,831)	—
Balance, end of year	$—	$29,340

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2019	2018
Cash on hand	$39,590	$47,621
Clearings and collection items	129,055	83,949
Deposits at Federal Reserve Bank	232,019	425,770
Deposits at Federal Home Loan Bank	1,458	1,595
Deposits in FDIC-insured institutions	82,837	85,138
	$484,959	$644,073

The amounts above include interest-bearing deposits of $271.5 million and $469.4 million at December 31, 2019 and 2018, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2019 and December 31, 2018.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2019	2018
Land and premises	$130,312	$147,783
Furniture and equipment	285,617	259,082
	415,929	406,865
Less accumulated depreciation and amortization	(195,947)	(169,492)
	$219,982	$237,373

The amounts shown above include gross assets recorded under capital leases of $7.8 million and $7.8 million, with accumulated amortization of $4.2 million and $3.6 million at December 31, 2019 and 2018, respectively.

Occupancy expense was reduced by rental income of $2.7 million, $1.4 million and $1.8 million during 2019, 2018 and 2017, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $29.6 million, $33.1 million and $34.6 million during 2019, 2018 and 2017, respectively.

9. Goodwill and Other Intangible Assets

At December 31, 2019, the carrying amount of goodwill of $291.4 million was comprised of $39.6 million recorded in connection with the BORO Acquisition, $24.0 million recorded in connection with the acquisition of NLC and $227.8 million recorded in connection with the PlainsCapital Merger.

Other intangible assets of $30.2 million and $38.0 million at December 31, 2019 and 2018, respectively, include an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLC acquisition in January 2007.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reporting units. At October 1, 2019, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value. The Company estimated the fair values of its reporting units based on both a market and income approach using historical, normalized actual and forecasted results. Based on this evaluation, at December 31, 2019, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

The Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by the Company, future impairment charges may become necessary that could have a materially adverse impact on the Company’s results

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in the Company’s common stock trading price may indicate an impairment of goodwill.

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2019	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(36,576)	$12,354
Trademarks and trade names	15	-	20	20,000	(9,825)	10,175
Noncompete agreements	4	-	6	4,310	(4,310)	—
Customer contracts and relationships	12	-	14	21,400	(16,776)	4,624
Agent relationships	13			3,600	(3,598)	2
				$98,240	$(71,085)	$27,155

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2018	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(31,062)	$17,868
Trademarks and trade names	15	-	20	20,000	(8,844)	11,156
Noncompete agreements	4	-	6	11,650	(11,650)	—
Customer contracts and relationships	12	-	14	21,400	(15,465)	5,935
Agent relationships	13			3,600	(3,554)	46
				$105,580	$(70,575)	$35,005

Amortization expense related to intangible assets during 2019, 2018 and 2017 was $7.8 million, $8.4 million and $8.3 million, respectively.

The estimated aggregate future amortization expense for intangible assets at December 31, 2019 is as follows (in thousands).

2020	$6,538
2021	5,313
2022	3,987
2023	2,860
2024	1,825
Thereafter	6,632
$27,155

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$66,102	$54,714	$61,968
Additions	13,755	25,028	16,401
Sales	—	(9,303)	(17,499)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(16,054)	159	(1,722)
Due to customer payoffs	(8,299)	(4,496)	(4,434)
Balance, end of year	$55,504	$66,102	$54,714

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2019	2018
Mortgage loans serviced for others	$4,948,441	$5,086,461
MSR asset as a percentage of serviced mortgage loans	1.12%	1.30%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2019	2018
Weighted average constant prepayment rate	13.16%	10.51%
Weighted average discount rate	11.14%	11.11%
Weighted average life (in years)	6.0	7.1

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2019	2018
Constant prepayment rate:
Impact of 10% adverse change	$(3,072)	$(2,512)
Impact of 20% adverse change	(5,943)	(4,980)
Discount rate:
Impact of 10% adverse change	(2,094)	(2,677)
Impact of 20% adverse change	(4,028)	(5,139)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $25.3 million, $23.3 million and $20.7 million during 2019, 2018 and 2017, respectively, were included in other noninterest income within the consolidated statements of operations.

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2019	2018
Noninterest-bearing demand	$2,769,556	$2,560,750
Interest-bearing:
NOW accounts	1,552,209	1,358,196
Money market	2,641,116	2,725,541
Brokered - money market	5,000	5,000
Demand	329,405	393,685
Savings	199,076	184,700
Time	1,505,375	1,308,284
Brokered - time	30,477	—
	$9,032,214	$8,536,156

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2019, deposits include $798.9 million of time deposit accounts that meet or exceed the FDIC insurance limit of $250,000. Scheduled maturities of interest-bearing time deposits at December 31, 2019 are as follows (in thousands).

2020	$1,172,822
2021	183,529
2022	118,529
2023	44,246
2024 and thereafter	16,726
$1,535,852

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2019	2018
Federal funds purchased	$81,625	$100,100
Securities sold under agreements to repurchase	612,125	576,707
Federal Home Loan Bank	600,000	200,000
Short-term bank loans	111,000	189,000
Commercial paper	19,260	—
	$1,424,010	$1,065,807

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

	Year Ended December 31,
	2019	2018	2017
Average balance during the year	$605,858	$701,622	$588,847
Average interest rate during the year	2.48%	1.96%	1.06%
Maximum month-end balance during the year	693,750	849,568	904,704

	December 31,
	2019	2018
Average interest rate at end of year	1.97%	2.43%
Securities underlying the agreements at end of year:
Carrying value	$612,515	$587,609
Estimated fair value	$661,023	$618,231

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2019, the Bank had available collateral of $3.9 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2019	2018	2017
Average balance during the year	$329,356	$214,110	$390,616
Average interest rate during the year	2.16%	2.09%	1.08%
Maximum month-end balance during the year	$700,000	$675,000	$850,000

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2019	2018
Average interest rate at end of year	1.56%	2.65%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2019 and 2018 was 2.52% and 3.35%, respectively.

During 2019, Hilltop Securities initiated two commercial paper programs in the ordinary course of its business to fund a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issuable under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. At December 31, 2019, the amount outstanding under these secured arrangements was collateralized by securities held for firm accounts valued at $20.9 million. As of December 31, 2019, the weighted average maturity of the CP Notes was 90 days at a rate of 2.208%.

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2019	2018
Senior Notes due April 2025, net of discount of $1,232 and $1,393, respectively	$148,768	$148,607
FHLB notes, including premium of $146 and $222, respectively, with maturities ranging from September 2020 to June 2030 and interest payable monthly	28,848	4,391
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (6.01% at December 31, 2019) with interest payable quarterly	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (5.96% at December 31, 2019) with interest payable quarterly	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (5.96% at December 31, 2019) with interest payable quarterly	7,500	7,500
Ventures Management lines of credit due May 2020	78,653	48,374
	$283,769	$228,872

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Federal Home Loan Bank notes

The FHLB notes have interest rates ranging from 1.96% to 5.70%, with a weighted average interest rate of 2.18% at December 31, 2019. The FHLB notes, as well as other borrowings from the FHLB, are collateralized by FHLB stock, a blanket lien on commercial and real estate loans, as well as by the amount of securities that are in safekeeping at the FHLB, the value of which was $3.9 billion at December 31, 2019.

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

The NLIC and ASIC loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants at December 31, 2019.

Ventures Management Lines of Credit

At December 31, 2019, Ventures Management’s ABAs had combined available lines of credit totaling $150.0 million, $100.0 million of which was with a single unaffiliated bank and $50.0 million of which was with the Bank. At December 31, 2019, Ventures Management had outstanding borrowings of $95.0 million, $16.4 million of which was with the Bank with stated interest rates of the greater of a calculated index rate on mortgage notes or 3.25% to 3.75%. The weighted average interest rate of these lines of credit at December 31, 2019 was 3.31%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. As of December 31, 2019, the net worth of two of the ABAs was less than the amount required by the unaffiliated bank’s debt covenants. Both ABAs received a waiver for this covenant from the unaffiliated bank as of December 31, 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2019 are as follows (in thousands).

2020	$80,868
2021	413
2022	—
2023	—
2024	—
Thereafter	203,573
$284,854

14. Leases

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

December 31,
2019
Finance leases:
Premises and equipment	$7,780
Accumulated depreciation	(4,178)
Premises and equipment, net	$3,602

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

Year Ended
December 31, 2019
Operating lease cost	$44,331
Less operating lease and sublease income	(2,657)
Net operating lease cost	$41,674

Finance lease cost:
Amortization of ROU assets	$590
Interest on lease liabilities	596
Total finance lease cost	$1,186

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,527
Operating cash flows from finance leases	587
Financing cash flows from finance leases	603
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$27,055
Finance leases	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	December 31, 2019
	Weighted Average	Weighted Average
Lease Classification	Remaining Lease Term (Years)	Discount Rate
Operating	5.9	5.29%
Finance	6.5	4.79%

Maturities of lease liabilities at December 31, 2019, under lease agreements that had commenced as of or subsequent to January 1, 2019, are presented below (in thousands).

	Operating Leases	Finance Leases
2020	$35,676	$1,197
2021	28,974	1,212
2022	22,942	1,241
2023	18,114	1,280
2024	11,847	1,163
Thereafter	33,879	2,297
Total minimum lease payments	$151,432	$8,390
Less amount representing interest	(23,030)	(2,895)
Lease liabilities	$128,402	$5,495

As of December 31, 2019, the Company had no additional operating leases that have not yet commenced.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.6 million at December 31, 2019.

The Company adopted ASC 842, Leases on January 1, 2019, using the modified retrospective transition under the option to apply the new standard at its effective date without adjusting the prior period comparative financial statements. As such, disclosures for comparative periods under the predecessor standard, ASC 840, Leases, are required in the year of transition. Future minimum lease payments under ASC 840 as of December 31, 2018, under lease agreements that had commenced as of December 31, 2018, are presented below (in thousands).

	Operating Leases	Capital Leases
2019	$36,171	$1,186
2020	29,109	1,197
2021	21,058	1,212
2022	16,386	1,241
2023	12,361	1,280
Thereafter	18,264	3,460
Total minimum lease payments	$133,349	9,576
Amount representing interest		(1,221)
Present value of minimum lease payments		$8,355

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Junior Subordinated Debentures and Trust Preferred Securities

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2019 was 5.14%. The term, rate and other features of the preferred securities are the same as the Debentures. PCC’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

16. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$61,934	$19,504	$63,769
State	$9,253	$2,349	$5,440
	71,187	21,853	69,209
Deferred:
Federal	$(2,500)	$11,352	$40,176
State	$(1,355)	$1,845	$757
	(3,855)	13,197	40,933
	$67,332	$35,050	$110,142

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The income tax provision differs from the amount that would be computed by applying the statutory Federal income tax rate to income before income taxes as a result of the following (in thousands). The applicable corporate federal income tax rates were 21% for 2019 and 2018 and 35% for 2017.

	Year Ended December 31,
	2019	2018	2017
Computed tax at federal statutory rate	$63,065	$33,763	$85,150
Tax effect of:
Tax Legislation	—	—	28,363
Non-taxable acquisition adjustment	—	263	(6,682)
Nondeductible transaction costs	—	86	774
Nondeductible expenses	2,728	2,864	3,089
State income taxes	6,239	3,313	4,028
Tax-exempt income, net	(1,727)	(1,432)	(2,758)
Minority interest	(1,614)	(900)	(210)
Share-based compensation benefit	(145)	(273)	(412)
Prior year return to provision adjustment	(980)	(1,682)	(943)
Other	(234)	(952)	(257)
	$67,332	$35,050	$110,142

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2019	2018
Deferred tax assets:
Net operating and built-in loss carryforward	$7,823	$9,656
Purchase accounting adjustment - loans	15,851	19,673
Allowance for loan losses	14,796	14,137
Compensation and benefits	17,813	14,865
Legal and other reserves	1,272	3,483
Foreclosed property	5,456	3,974
Operating lease ROU assets	29,125	—
Other	9,774	15,142
	101,910	80,930
Deferred tax liabilities:
Premises and equipment	10,079	12,344
Intangible assets	7,684	9,326
Derivatives	4,342	4,169
Loan servicing	13,278	15,761
Operating lease liabilities	26,498	—
Other	9,652	7,074
	71,533	48,674
Net deferred tax asset	$30,377	$32,256

The Company’s effective tax rate was 22.4%, 21.8% and 45.3% during 2019, 2018 and 2017, respectively. The 2019 and 2018 effective tax rates approximated statutory rates and includes the effect of investments in tax-exempt instruments, offset by nondeductible expenses. The effective tax rate during 2017 was higher than the statutory rate primarily due to the revaluation of deferred tax assets as a result of the Tax Legislation, partially offset by a non-taxable gain recorded in the resolution of the SWS appraisal proceedings as the SWS Merger was a tax-free reorganization.

At December 31, 2019 and 2018, the Company had net operating loss carryforwards for Federal income tax purposes of $11.4 million and $20.9 million, respectively (or $2.4 million and $4.4 million, respectively, on a tax effected basis at applicable rates for respective tax years). The net operating loss carryforwards are subject to an annual Section 382 limitation on their usage. These net operating loss carryforwards expire in starting in 2033. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

planning strategies, core earnings, and reversal of timing differences. At December 31, 2019, the Company also had a recognized built-in loss (“RBIL”) carryover of $20.5 million from the ownership change resulting from the SWS Merger. These RBILs that were recognized during a five year recognition period before January 1, 2020 are subject to the annual Section 382 limitation rules similar to the Company’s net operating loss carryforwards. The RBILs are expected to be fully realized prior to any expiration.

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2019 or 2018.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At December 31, 2019 and 2018, the total amount of gross unrecognized tax benefits was $2.8 million and $3.1 million, respectively, of which $2.1 million and $2.5 million, respectively, if recognized, would favorably impact the Company’s effective tax rate.

The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$3,056	$1,574	$1,704
Increases related to tax positions taken during a prior year	317	770	476
Decreases related to tax positions taken during a prior year	(423)	—	(1,273)
Increases related to tax positions taken during the current year	288	712	667
Decreases related to expiration of the statute of limitations	(430)	—	—
Balance, end of year	$2,808	$3,056	$1,574

Specific positions that may be resolved include issues involving apportionment and tax credits. At December 31, 2019, the unrecognized tax benefit is recorded as taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2016. The Company is open for various state tax audits for tax years 2015 and later.

17. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for these matching contributions totaled $15.7 million, $15.0 million and $13.9 million during 2019, 2018 and 2017, respectively.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability of $8.9 million associated with separate retention agreements entered into between Hilltop and two executive officers. At December 31, 2019 and 2018, the recorded liability, including interest, was $2.6 million and $9.2 million, respectively. The decrease in the recorded liability was in connection with the retirement in April 2019 of Alan B. White, the Company’s former Vice Chairman and Co-Chief Executive Officer, whereby payments due under Mr. White’s retention agreement were triggered and paid.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2019 and 2018, the carrying value of the policies included in other assets was $26.2 million and $26.5 million, respectively. During each of 2019, 2018 and 2017,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

the Bank recorded income of $1.0 million, $0.6 million and $0.6 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

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

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2019 and 2018, respectively. Investments in Hilltop common stock, which are carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at December 31, 2019 and 2018, respectively.

18. Related Party Transactions

Jeremy B. Ford, a director and the President and Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P., which owned 17.3% of the outstanding Hilltop common stock at December 31, 2019.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $5 thousand and $1.2 million at December 31, 2019 and 2018, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2019, there were no principal additions and total principal payments were $1.1 million.

At December 31, 2019 and 2018, the Bank held deposits of related parties of $141.2 million and $126.3 million, respectively.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.6 million at December 31, 2019.

The Bank purchased loans from a company for which a related party served as a director, president and chief executive officer. At December 31, 2019 and 2018, the outstanding balance of the purchased loans was $0.7 million and $1.2 million, respectively. The loans were purchased with recourse in the ordinary course of business and the related party had no direct financial interest in the transaction.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Hilltop and the Bank entered into leases for a significant portion of the total rentable corporate office space in Hilltop Plaza to serve as the headquarters for both companies. Affiliates of Mr. Gerald J. Ford also entered into leases for office space in the building. The two separate 129-month office and retail leases of Hilltop and the Bank, respectively, have combined total base rent of approximately $35 million with the first nine months of rent abated. The accounting commencement date of both leases was determined to be June 20, 2019, the date the building was delivered in order for tenant improvement work to commence. The combined operating lease liability, net of lease incentives, recognized during the second quarter of 2019 as a result of the commencement of these leases was $18.9 million. During 2018, the office and retail leases were considered under the build-to-suit provisions of ASC 840, and the Company was determined to be the accounting owner of the project as its affiliate, HTH Project LLC, has an equity investment in the project. As such, the assets of Hilltop Plaza were recognized during the construction period through December 31, 2018, as costs were incurred to construct the asset, with a corresponding liability representing the costs paid for by the lessor (the Co-Owners). At December 31, 2018, the $27.8 million of costs incurred to date were included within premises and equipment and other liabilities, respectively, in the consolidated balance sheets. The Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of the newly adopted ASC 842, Leases and concluded it was not the accounting owner. As such, the assets and liabilities of the project were derecognized on January 1, 2019, with the $1.4 million offset representing deferred expenses recognized on the date through December 31, 2018, recorded as an increase to retained earnings.

All intercompany transactions associated with the Hilltop Plaza investment and the related transactions discussed above are eliminated in consolidation.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19. Commitments and Contingencies

During 2017, the Bank acted as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated to $3.0 million at December 31, 2017. There were no such transactions during 2019 and 2018.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2019 and 2018, the mortgage origination segment’s indemnification liability reserve totaled $11.8 million and $10.7 million, respectively. The provision for indemnification losses was $3.1 million, $3.2 million and $4.0 million during 2019, 2018 and 2017, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$33,784	$33,702	$40,669
Claims made	20,054	22,156	42,330
Claims resolved with no payment	(14,154)	(13,169)	(37,439)
Repurchases	(6,170)	(8,250)	(6,490)
Indemnification payments	(1,370)	(655)	(5,368)
Balance, end of year	$32,144	$33,784	$33,702

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$10,701	$23,472	$18,239
Additions for new sales	3,116	3,170	3,962
Repurchases	(495)	(612)	(466)
Early payment defaults	(380)	(368)	(228)
Indemnification payments (1)	(352)	(13,687)	(713)
Change in reserves for loans sold in prior years	(814)	(1,274)	2,678
Balance, end of year	$11,776	$10,701	$23,472

	December 31,
	2019	2018
Reserve for Indemnification Liability:
Specific claims	$1,071	$676
Incurred but not reported claims	10,705	10,025
Total	$11,776	$10,701
(1)	Indemnification payments in 2018 included $13.5 million related to agreements with the DOJ and HUD in exchange for release of any civil claims related to certain loans originated by PrimeLending. These claims were included in incurred but not reported claims in prior periods.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Other Contingencies

As discussed in Note 17 to the consolidated financial statements, effective upon completion of the PlainsCapital Merger, Hilltop entered into separate retention agreements with certain executive officers. As of December 31, 2019, a single retention agreement remains, with an initial term of two years (with automatic one-year renewals at the end of the first year and each anniversary thereof). This retention agreement provides for severance pay benefits if the executive officer’s employment is terminated without “cause”.

In addition to this retention agreement, Hilltop and its subsidiaries maintain employment contracts with certain officers that provide for benefits in the event of a “change in control” as defined in these agreements.

20. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at December 31, 2019 and outstanding financial and performance standby letters of credit of $90.9 million at December 31, 2019.

The Bank uses the same credit policies in making commitments and standby letters of credit as it does for loans held for investment. The amount of collateral obtained, if deemed necessary, in these transactions is based on management’s credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, marketable securities, interest-bearing deposit accounts, inventory, and property, plant and equipment.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2019, 556,368 shares of common stock remain available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $11.8 million, $9.1 million and $10.8 million during 2019, 2018 and 2017, respectively.

During 2019, 2018 and 2017, Hilltop granted 26,659, 30,400 and 16,859 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Awards and RSUs

The Compensation Committee of the board of directors of the Company issued restricted shares of Hilltop common stock (“Restricted Stock Awards”) and RSUs pursuant to the 2012 Plan.

The Restricted Stock Awards generally cliff vested on the third anniversary of the grant date and were subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The award agreements governing the Restricted Stock Awards provided for accelerated vesting under certain conditions. During 2017, 3,881 Restricted Stock Awards vested with a weighted average grant date fair value of $19.95. As of September 30, 2017, all remaining Restricted Stock Awards had vested and none were outstanding.

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

The following table summarizes information about nonvested RSU activity (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2016	1,456	$19.83
Granted	450	$26.37
Vested/Released	(451)	$22.48
Forfeited	(137)	$22.41
Balance, December 31, 2017	1,318	$20.89
Granted	510	$24.00
Vested/Released	(406)	$19.92
Forfeited	(152)	$20.97
Balance, December 31, 2018	1,270	$22.44
Granted	719	$20.02
Vested/Released	(496)	$18.17
Forfeited	(56)	$24.12
Balance, December 31, 2019	1,437	$22.64

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Vested/Released RSUs include an aggregate of 303,250 shares withheld to satisfy employee statutory tax obligations during 2019, 2018 and 2017. Pursuant to certain RSU award agreements, an aggregate of 17,692 vested RSUs at December 31, 2019 require deferral of the settlement in shares and statutory tax obligations to a future date.

During 2019, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 710,425 RSUs pursuant to the 2012 Plan. At December 31, 2019, 603,593 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 91,249 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2019, in the aggregate, 1,198,953 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 238,145 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2019, unrecognized compensation expense related to outstanding RSUs of $16.0 million is expected to be recognized over a weighted average period of 1.53 years.

22. Regulatory Matters

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for PlainsCapital and Hilltop. Based on the actual ratios as shown in the table below, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of December 31, 2019.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2019, under guidance issued by the Board of Governors of the Federal Reserve System.

The following tables show PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer in effect at the end of the period and on a fully phased-in basis (dollars in thousands). Based on the actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2019
Tier 1 capital (to average assets):
PlainsCapital	$1,236,289	11.61%	4.0%	4.0%	5.0%
Hilltop	1,822,970	12.71%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,236,289	13.45%	7.0%	7.0%	6.5%
Hilltop	1,776,381	16.70%	7.0%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,236,289	13.45%	8.5%	8.5%	8.0%
Hilltop	1,822,970	17.13%	8.5%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,299,453	14.13%	10.5%	10.5%	10.0%
Hilltop	1,867,771	17.55%	10.5%	10.5%	N/A

			Minimum Capital Requirements
			Including Conservation Buffer
			In Effect at	Fully	To Be Well
	Actual		End of Period	Phased In	Capitalized
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2018
Tier 1 capital (to average assets):
PlainsCapital	$1,183,447	12.47%	4.0%	4.0%	5.0%
Hilltop	1,680,364	12.53%	4.0%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,183,447	13.90%	6.375%	7.0%	6.5%
Hilltop	1,634,978	16.58%	6.375%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,183,447	13.90%	7.875%	8.5%	8.0%
Hilltop	1,680,364	17.04%	7.875%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,245,177	14.63%	9.875%	10.5%	10.0%
Hilltop	1,722,602	17.47%	9.875%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2019		December 31, 2018
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,523,549	$2,103,039	$1,459,985	$1,949,470
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	(9,452)	(11,419)	7,988	8,627
Deduct:
Goodwill and other disallowed intangible assets	(276,249)	(313,756)	(282,238)	(319,942)
Other	(1,559)	(1,483)	(2,288)	(3,177)
Common equity Tier 1 capital (as defined)	1,236,289	1,776,381	1,183,447	1,634,978
Add: Tier 1 capital
Trust preferred securities	—	65,000	—	65,000
Deduct:
Additional Tier 1 capital deductions	—	(18,411)	—	(19,614)
Tier 1 capital (as defined)	1,236,289	1,822,970	1,183,447	1,680,364
Add: Allowable Tier 2 capital
Allowance for loan losses, including unfunded commitments	63,164	63,212	61,730	61,852
Deduct:
Additional Tier 2 capital deductions	—	(18,411)	—	(19,614)
Total capital (as defined)	$1,299,453	$1,867,771	$1,245,177	$1,722,602

Broker-Dealer

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Hilltop Securities elected to determine its net capital requirement using the alternative method. Accordingly, Hilltop Securities is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 and $1,000,000, respectively, or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. HTS Independent Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness.

At December 31, 2019, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$318,732	$3,375
Less: required net capital	7,750	250
Excess net capital	$310,982	$3,125

Net capital as a percentage of aggregate debit items	82.3%
Net capital in excess of 5% aggregate debit items	$299,356

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At December 31, 2019 and 2018, the Hilltop Broker-Dealers held cash of $157.4 million and $134.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2019 and 2018.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Mortgage Origination

As a mortgage originator, PrimeLending and its ABAs are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its ABAs submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of December 31, 2019, PrimeLending and its ABAs’ net worth and liquidity exceeded the amounts required by HUD and GNMA, as applicable, with two exceptions. As of December 31, 2019, the net worth of two of the ABAs was less than the amount required by HUD. These instances were reported to HUD and cured in January 2020, and as of January 31, 2020, each of these ABAs’ net worth exceeded the amount required by HUD.

Insurance

The statutory financial statements of the Company’s insurance subsidiaries are domiciled in the State of Texas and are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the statutory accounting practices of the National Association of Insurance Commissioners (“NAIC”) as the basis of its statutory accounting practices with certain differences that are not significant to the insurance company subsidiaries’ statutory equity.

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	December 31,
	2019	2018
Statutory capital and surplus:
National Lloyds Insurance Company	$70,112	$78,637
American Summit Insurance Company	19,201	17,908

	Year Ended December 31,
	2019	2018	2017
Statutory net income (loss):
National Lloyds Insurance Company	$11,389	$9,114	$(1,785)
American Summit Insurance Company	968	(1,304)	742

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2019, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2019, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

23. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2019, $162.6 million of its earnings was available for dividend declaration without prior regulatory approval.

At December 31, 2019, the maximum aggregate dividend that may be paid to NLC from its insurance company subsidiaries without regulatory approval was $10.9 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Dividends

During 2019, 2018 and 2017, the Company declared and paid cash dividends of $0.32, $0.28 and $0.24 per common share, or $29.6 million, $26.7 million and $23.1 million, respectively.

On January 30, 2020, the Company announced that its board of directors declared a quarterly cash dividend of $0.09 per common share, payable on February 28, 2020, to all common stockholders of record as of the close of business on February 14, 2020.

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

In January 2017, the Hilltop board of directors reauthorized the stock repurchase program originally approved during the second quarter of 2016 through January 2018. During 2017, the Company paid $27.4 million to repurchase an aggregate of 1,057,656 shares of common stock at a weighted average price of $25.87 per share, inclusive of repurchases to offset dilution related to grants of stock-based compensation. This stock repurchase program expired in January 2018. All purchases were funded from available cash balances.

In January 2018, the Hilltop board of directors authorized a stock repurchase program through January 2019 pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. In July 2018, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program to $100.0 million, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2018, the Company paid $59.0 million to repurchase an aggregate of 2,729,568 shares of common stock at a weighted average price of $21.61 per share. This stock repurchase program expired in January 2019. The purchases were funded from available cash balances.

In January 2019, the Hilltop board of directors authorized a stock repurchase program through January 2020, pursuant to which the Company was authorized to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. On August 19, 2019, the Company entered into a Securities Purchase Agreement to purchase 2,175,404 shares of its common stock from Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and Oak Hill Capital Management, LLC (collectively, “Oak Hill Capital”). The Hilltop board of directors, other than Messrs. J. Taylor Crandall and Gerald J. Ford, considered and approved the purchase of the shares of Hilltop common stock from Oak Hill Capital. Hilltop director J. Taylor Crandall is a founding Managing Partner of Oak Hill Capital Management, LLC. The purchase was consummated on August 20, 2019 at a purchase price of $48.4 million, or $22.25 per share. The purchase price per share was determined by the weighted average of the closing prices of Hilltop common stock as reported by the New York Stock Exchange for each trading day commencing on August 12, 2019 and ending on August 16, 2019. The repurchase of shares by Hilltop from Oak Hill Capital fully utilized all remaining availability of the stock repurchase program previously authorized in January 2019.

During 2019, the Company paid $73.4 million to repurchase an aggregate of 3,390,247 shares of common stock at a weighted average price of $21.64 per share. These amounts are inclusive of the repurchase of shares by Hilltop from Oak Hill Capital discussed above. This stock repurchase program expired in January 2020. The purchases were funded from available cash balances.

In January 2020, the Hilltop board of directors authorized a new stock repurchase program through January 2021, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

24. Other Noninterest Income and Expense

The following table shows the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2019	2018	2017
Other noninterest income:
Net gains from Hilltop Broker-Dealer structured product and derivative activities	$129,571	$41,543	$70,922
Net gain from trading securities portfolio	20,521	6,197	20,210
Service charges on depositor accounts	15,170	14,484	14,429
Trust fees	10,255	9,807	7,485
Insurance commissions	5,325	5,211	4,819
Insurance direct billing and other policy fees	3,708	3,930	4,353
Revenue from check and stored value cards	2,784	2,966	3,169
Rent and other income from other real estate owned	438	764	1,280
SWS merger appraisal proceeding	—	—	11,757
Other	9,493	11,403	25,546
	$197,265	$96,305	$163,970
Other noninterest expense:
Software and information technology	$53,916	$56,986	$45,891
Brokerage commissions and fees	20,039	20,674	22,884
Mortgage origination and servicing	19,892	19,705	22,353
Unreimbursed loan closing costs	16,784	16,798	20,428
Business development	12,967	15,913	18,619
Travel, meals and entertainment	12,526	12,389	12,839
Amortization of intangible assets	7,850	8,426	8,263
Funding fees	5,393	5,414	8,464
Office supplies	5,121	6,123	7,806
OREO and repossessed assets	1,858	3,885	4,004
FDIC indemnification asset amortization	—	6,509	17,083
FDIC "true-up"	—	250	2,100
Other	47,836	51,183	51,362
	$204,182	$224,255	$242,096

25. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. Additionally, the Bank manages variability of cash flows associated with its variable rate debt in interest-related cash outflows with interest rate swap contracts. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and Eurodollar futures. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps and U.S. Treasury bond futures and options, to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses U.S. Treasury bond, Eurodollar futures and municipal market data, or MMD, rate locks to hedge changes in the fair value of its securities.

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

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Year Ended December 31,
	2019	2018	2017
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$8,550	$(12,788)	$(13,108)
Hilltop Broker-Dealers	(3,085)	(381)	8,142
Bank	(148)	30	334

Hedging Derivative Instruments

During 2019, the Company entered into interest rate swap contracts with the initial notional of $50 million to manage the variability of cash flows associated with our variable rate borrowings. Under these interest rate swap contract, we receive a floating rate and pay a fixed rate on the outstanding notional amount.

The Company has designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our consolidated balance sheets. Although the Company has determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of fair value swap subsequently determined to be ineffective will be recognized in earnings.

Derivative positions are presented in the following table (in thousands).

	December 31, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$914,526	$18,222	$677,267	$17,421
Customer-based written options	31,200	—	31,200	(49)
Customer-based purchased options	31,200	—	31,200	49
Commitments to purchase MBSs	3,346,946	3,321	2,359,630	10,467
Commitments to sell MBSs	5,988,198	(5,904)	3,711,477	(19,315)
Interest rate swaps	15,012	(178)	15,104	82
U.S. Treasury bond futures and options (1)	283,500	—	367,200	—
Eurodollar futures (1)	934,000	—	104,000	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$50,000	$528	$—	$—
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

PrimeLending has cash collateral advances totaling $4.5 million and $11.9 million to offset net liability derivative positions on its commitments to sell MBSs at December 31, 2019 and 2018, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $3.7 million and $3.4 million on its U.S. Treasury bond futures and options and Eurodollar futures at December 31, 2019 and 2018, respectively. These amounts are included in other assets within the consolidated balance sheets.

26. Balance Sheet Offsetting

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2019
Securities borrowed:
Institutional counterparties	$1,634,782	$—	$1,634,782	$(1,586,820)	$—	$47,962

Reverse repurchase agreements:
Institutional counterparties	59,031	—	59,031	(58,619)	—	412

Forward MBS derivatives:
Institutional counterparties	3,640	—	3,640	(3,640)	—	—
	$1,697,453	$—	$1,697,453	$(1,649,079)	$—	$48,374
December 31, 2018
Securities borrowed:
Institutional counterparties	$1,365,547	$—	$1,365,547	$(1,307,121)	$—	$58,426

Interest rate options:
Customer counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	88	—	88	—	—	88

Reverse repurchase agreements:
Institutional counterparties	61,611	—	61,611	(61,390)	—	221

Forward MBS derivatives:
Institutional counterparties	10,469	—	10,469	(10,469)	—	—
	$1,437,764	$—	$1,437,764	$(1,378,980)	$—	$58,784

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2019
Securities loaned:
Institutional counterparties	$1,555,964	$—	$1,555,964	$(1,509,933)	$—	$46,031

Interest rate swaps:
Institutional counterparties	178	—	178	(112)	—	66

Repurchase agreements:
Institutional counterparties	586,651	—	586,651	(586,651)	—	—
Customer counterparties	25,474	—	25,474	(25,474)	—	—

Forward MBS derivatives:
Institutional counterparties	6,890	(667)	6,223	(2,384)	—	3,839
	$2,175,157	$(667)	$2,174,490	$(2,124,554)	$—	$49,936
December 31, 2018
Securities loaned:
Institutional counterparties	$1,186,073	$—	$1,186,073	$(1,136,033)	$—	$50,040

Interest rate options:
Institutional counterparties	49	—	49	—	—	49

Interest rate swaps:
Institutional counterparties	6	—	6	—	—	6

Repurchase agreements:
Institutional counterparties	533,441	—	533,441	(533,441)	—	—
Customer counterparties	43,266	—	43,266	(43,266)	—	—

Forward MBS derivatives:
Institutional counterparties	19,331	(15)	19,316	(7,728)	—	11,588
	$1,782,166	$(15)	$1,782,151	$(1,720,468)	$—	$61,683

Secured Borrowing Arrangements

Secured Borrowings (Repurchase Agreements) — The Company participates in transactions involving securities sold under repurchase agreements, which are secured borrowings and generally mature one to sixty days from the transaction date or involve arrangements with no definite termination date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities, which is monitored on a daily basis.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2019 and 2018.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2019	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$45,950	$—	$—	$—	$45,950
Asset-backed securities	257,396	12,892	295,887	—	566,175

Securities lending transactions:
Corporate securities	120	—	—	—	120
Equity securities	1,555,844	—	—	—	1,555,844
Total	$1,859,310	$12,892	$295,887	$—	$2,168,089

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,168,089
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2018	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$131,848	$—	$—	$—	$131,848
Asset-backed securities	444,859	—	—	—	444,859

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,185,960	—	—	—	1,185,960
Total	$1,762,780	$—	$—	$—	$1,762,780

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,762,780
Amount related to agreements not included in offsetting disclosure above					$—

27. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2019	2018
Receivables:
Securities borrowed	$1,634,782	$1,365,547
Securities failed to deliver	18,726	16,300
Trades in process of settlement	104,922	32,993
Other	21,850	25,447
	$1,780,280	$1,440,287
Payables:
Securities loaned	$1,555,964	$1,186,073
Correspondents	37,036	29,311
Securities failed to receive	8,568	75,015
Other	3,950	4,526
	$1,605,518	$1,294,925

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

28. Deferred Policy Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLC are deferred and charged against income ratably over the terms of the related policies. A summary of the activity in deferred policy acquisition costs is as follows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$16,633	$16,988	$18,603
Acquisition expenses capitalized	32,245	34,328	34,934
Amortization charged to income	(33,206)	(34,683)	(36,549)
Balance, end of year	$15,672	$16,633	$16,988

Amortization is included in policy acquisition and other underwriting expenses in the accompanying consolidated statements of operations.

29. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	December 31,
	2019	2018	2017
Balance, beginning of year	$20,552	$30,213	$35,826
Less reinsurance recoverables	(3,214)	(11,495)	(9,433)
Net balance, beginning of year	17,338	18,718	26,393

Incurred related to:
Current year	71,687	79,881	94,444
Prior years	(2,929)	(535)	257
Total incurred	68,758	79,346	94,701

Payments related to:
Current year	(60,310)	(66,009)	(83,332)
Prior years	(11,449)	(14,717)	(19,044)
Total payments	(71,759)	(80,726)	(102,376)

Net balance, end of year	14,337	17,338	18,718
Plus reinsurance recoverables	1,005	3,214	11,495
Balance, end of year	$15,342	$20,552	$30,213

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of claims loss reserve development activity is presented in the following table (in thousands).

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				December 31, 2019
					Total of
					Incurred
					But Not
					Reported
					Reserves Plus	Cumulative
					Development	Number of
Accident	December 31, 2019				On Reported	Reported
Year	2016	2017	2018	2019	Claims	Claims
	Unaudited
2016	$84,771	$85,189	$84,076	$83,943	$220	20,184
2017		87,899	88,025	87,534	225	20,740
2018			75,217	73,261	1,160	15,293
2019				71,687	5,430	14,218
				$316,425

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	December 31, 2019
Year	2016	2017	2018	2019
	Unaudited
2016	$71,543	$81,682	$83,169	$83,596
2017		77,675	86,319	87,247
2018			61,922	71,903
2019				60,310
Total				$303,056
All outstanding reserves prior to 2016, net of reinsurance				197
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance				$13,566

30. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2019, total reinsurance recoverables and receivables had a carrying value of $1.0 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at December 31, 2019, based on NLC’s quality requirements.

Reinsurers with a balance in excess of 5% of the Company’s outstanding reinsurance receivables at December 31, 2019 are listed below (in thousands).

	Balances
	Due From	A.M. Best
	Reinsurers	Rating
R+V Versicherung AG	$166	N/A
Partner Reinsurance Company Ltd.	150	A+
Arch Reinsurance Company	90	A+
Aspen Bermuda Ltd	79	A
Lloyds Syndicate AML #2001	66	A
Fidelis Reinsurance	55	A-
Everest Reinsurance Company	52	A+
	$658

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2019		2018		2017
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$125,157	$126,434	$129,611	$133,112	$137,091	$144,990
Reinsurance assumed	13,148	13,041	12,917	12,516	12,150	11,767
Reinsurance ceded	(7,191)	(7,191)	(8,749)	(8,877)	(12,280)	(14,459)
Net premiums	$131,114	$132,284	$133,779	$136,751	$136,961	$142,298

The effects of reinsurance on incurred losses are as follows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Losses and LAE incurred	$68,130	$76,464	$138,358
Reinsurance recoverables	810	2,883	(43,657)
Net loss and LAE incurred	$68,940	$79,347	$94,701

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

Effective July 1, 2019, NLC renewed its catastrophic excess of loss reinsurance coverage for a one year-period. At December 31, 2019, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $2 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6 million of reinsurance coverage in excess of its $2 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8 million is comprised of three layers of protection: $12 million in excess of $8 million retention and/or loss; $25 million in excess of $20 million loss; and $50 million in excess of $45 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $2 million, respectively. At December 31, 2019, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

NLC did not renew its underlying excess of loss contract that provides $10.0 million aggregate coverage in excess of NLC’s per event retention of $1.0 million and aggregate retention of $15.0 million for sub-catastrophic events through December 31, 2019. During 2019, NLC retained 37.5% participation in this coverage.

During 2017, NLC experienced losses related to Hurricane Harvey in excess of retention. As of December 31, 2019, the total gross losses and LAE incurred associated with Hurricane Harvey was $16.0 million. However, because the losses exceeded retention, net exposure to NLC was $5.2 million retention and $1.5 million in reinstatement premiums. During 2019 and 2018, NLC experienced no significant catastrophes that resulted in losses in excess of retention at NLIC or ASIC.

There were 9 tornado, hail, monsoon and wind storms during 2019 that fit the coverage criteria for the underlying excess of loss contract providing aggregate coverage for sub-catastrophic events. These events had a gross incurred loss total of $19.5 million. During 2018, the 11 tornado, hail, monsoon and wind storms that exceeded retention had incurred losses of $21.2 million, which had no reinsured recoverable amount at the 82.5% subscription level. During 2017, the 14 tornado, hail and wind storms that exceeded retention had incurred losses of $33.3 million, which developed a reinsured

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

recoverable of $1.8 million at the 100% subscription level. These losses have no effect on net loss and LAE incurred beyond retention because the catastrophic events exceeded retention levels and are fully recoverable. Any losses beyond the reinsurance coverage limits of $10.0 million for 2017 are retained by the Company and have an effect on the net loss and LAE incurred. The primary financial effect beyond the reinsurance retention is additional reinstatement premiums payable to the affected reinsurers. In addition to the $1.5 million in reinstatement premiums noted above related to Hurricane Harvey in 2017, reinstatement premiums during 2019, 2018 and 2017 of $0.5 million, $(0.1) million and $1.4 million, respectively, were recorded as ceded premiums.

31. Segment and Related Information

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

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$379,258	$51,308	$(6,273)	$2,329	$(5,541)	$20,225	$441,306
Provision (recovery) for loan losses	7,280	(74)	—	—	—	—	7,206
Noninterest income	41,753	404,411	634,992	143,082	2,221	(20,443)	1,206,016
Noninterest expense	231,524	366,031	563,998	127,920	50,968	(634)	1,339,807
Income (loss) before income taxes	$182,207	$89,762	$64,721	$17,491	$(54,288)	$416	$300,309

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2018	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$370,732	$50,878	$1,485	$3,025	$(9,176)	$19,380	$436,324
Provision (recovery) for loan losses	5,319	(231)	—	—	—	—	5,088
Noninterest income	43,588	301,714	551,860	142,565	4,893	(21,830)	1,022,790
Noninterest expense	256,577	320,241	540,474	139,921	36,628	(592)	1,293,249
Income (loss) before income taxes	$152,424	$32,582	$12,871	$5,669	$(40,911)	$(1,858)	$160,777

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2017	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$366,581	$43,735	$(915)	$2,861	$(10,069)	$19,555	$421,748
Provision (recovery) for loan losses	14,073	198	—	—	—	—	14,271
Noninterest income	59,904	368,421	632,388	151,382	12,798	(19,829)	1,205,064
Noninterest expense	248,404	347,314	581,899	158,354	33,983	(699)	1,369,255
Income (loss) before income taxes	$164,008	$64,644	$49,574	$(4,111)	$(31,254)	$425	$243,286

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
December 31, 2019
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$11,147,344	$3,457,068	$2,357,415	$254,639	$2,393,604	$(4,437,622)	$15,172,448

December 31, 2018
Goodwill	$247,368	$7,008	$13,071	$23,988	$—	$—	$291,435
Total assets	$10,004,971	$3,213,115	$1,627,134	$253,513	$2,243,182	$(3,658,343)	$13,683,572

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

32. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2019	2018	2017
Basic earnings per share:
Income attributable to Hilltop	$225,291	$121,441	$132,544

Weighted average shares outstanding - basic	92,345	94,969	97,137

Basic earnings per common share	$2.44	$1.28	$1.36

Diluted earnings per share:
Income attributable to Hilltop	$225,291	$121,441	$132,544

Weighted average shares outstanding - basic	92,345	94,969	97,137
Effect of potentially dilutive securities	49	98	216
Weighted average shares outstanding - diluted	92,394	95,067	97,353

Diluted earnings per common share	$2.44	$1.28	$1.36

33. Financial Statements of Parent

The following tables present the condensed combined financial statements of the Company’s bank holding company entities, Hilltop and PCC. The tables also include the corporate activities associated with Hilltop Opportunity Partners LLC and the Hilltop Plaza Entities (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Combined Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
Dividends from bank subsidiaries	$143,000	$42,000	$53,000
Dividends from nonbank subsidiaries	36,950	37,500	41,500
Investment income	5,933	3,089	312
Interest expense	11,474	12,265	10,381
Other income	2,221	4,893	12,798
General and administrative expense	50,968	36,628	33,983
Income before income taxes and equity in undistributed earnings of subsidiaries activity	125,662	38,589	63,246
Income tax benefit	(12,706)	(7,767)	(15,577)
Equity in undistributed earnings of subsidiaries	94,609	79,371	54,321
Net income	$232,977	$125,727	$133,144
Other comprehensive income (loss), net	20,046	(5,656)	(879)
Comprehensive income	$253,023	$120,071	$132,265

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Combined Balance Sheets

	December 31,
	2019	2018	2017
Assets:
Cash and cash equivalents	$116,471	$54,405	$96,764
Investment in subsidiaries:
Bank subsidiaries	1,523,549	1,459,984	1,340,093
Nonbank subsidiaries	533,844	483,593	603,631
Other assets	219,740	245,200	66,490
Total assets	$2,393,604	$2,243,182	$2,106,978
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$53,418	$58,319	$46,442
Notes payable	215,780	215,620	148,455
Stockholders’ equity	2,124,406	1,969,243	1,912,081
Total liabilities and stockholders’ equity	$2,393,604	$2,243,182	$2,106,978

Condensed Combined Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$232,977	$125,727	$133,144
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(94,609)	(79,371)	(54,321)
Net realized gains on equity investments	—	(5,336)	—
Deferred income taxes	(123)	217	2,511
Other, net	44,943	19,368	(57,380)
Net cash provided by operating activities	183,188	60,605	23,954

Investing Activities:
Capital contribution to bank and bank holding company subsidiaries	—	—	(10,000)
Purchases of equity investments	—	(12,492)	—
Purchases of premises and equipment and other	(17,302)	(42,390)	(4,241)
Proceeds from sales of equity investments	—	16,174	—
Net cash used in investing activities	(17,302)	(38,708)	(14,241)

Financing Activities:
Payments to repurchase common stock	(73,385)	(58,990)	(27,388)
Dividends paid on common stock	(29,627)	(26,698)	(23,140)
Net cash contributed from noncontrolling interest	100	19,250	—
Other, net	(908)	2,182	19,289
Net cash used in financing activities	(103,820)	(64,256)	(31,239)

Net change in cash, cash equivalents and restricted cash	62,066	(42,359)	(21,526)
Cash, cash equivalents and restricted cash, beginning of year	54,405	96,764	118,290
Cash, cash equivalents and restricted cash, end of year	$116,471	$54,405	$96,764

Supplemental Schedule of Non-Cash Activities:
Construction in progress related to build-to-suit lease obligations	$—	$27,802	$—
Note receivable contributed from nonbank subsidiary	$—	$111,653	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

34. Recently Issued Accounting Standards

Accounting Standards Adopted During 2019

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

In February 2016, FASB issued the Leasing Standard, which is codified in ASC 842, Leases, and is intended to increase transparency and comparability among organizations and require lessees to record an ROU asset and a liability representing the obligation to make lease payments for long-term leases. Accounting by lessors remains largely unchanged. The Company adopted the standard on January 1, 2019, using the modified retrospective transition under the option to apply the Leasing Standard at its effective date without adjusting the prior period comparative financial statements. The Company elected the package of practical expedients to not reassess: (i) whether any existing contracts are or contain a lease, (ii) the lease classification of any existing leases and (iii) initial direct costs related to existing leases. The Company also elected to apply an additional practical expedient to include both the lease and nonlease components of all leases as a single component and account for it as a lease. The Company implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. The implementation of the Leasing Standard had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated statements of operations. On January 1, 2019, the Company recorded operating lease liabilities of $121.8 million and ROU assets of $111.9 million upon adoption of the Leasing Standard. The lease liabilities (at their present value) represent predominantly all of the future minimum lease payments required under operating leases. The balance sheet effects of the new lease accounting standard also impacted regulatory capital ratios, performance ratios and other measures which are dependent upon asset or liability balances. In addition, the Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of ASC 842 and concluded it is not the accounting owner. As such, the assets and liabilities of the project were derecognized during the first quarter of 2019, with the $1.4 million offset representing deferred expenses recognized on the project to date through January 1, 2019, recorded as an increase to retained earnings. Refer to Note 18 for more details regarding the Hilltop Plaza transaction.

Accounting Standards Issued But Not Yet Adopted

In December 2019, FASB issued ASU 2019-12 which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the ASC and is intended to improve consistency by clarifying and amending existing guidance. The amendments are effective for annual periods beginning after December 15, 2020. As permitted within the amendment, the Company elected to early adopt and prospectively apply the provisions of this amendment as of January 1, 2020. The removal of the exceptions did not result in a material change in the Company’s current or deferred income tax provisions and are not expected to have a material impact on the Company’s future consolidated financial statements.

In August 2018, FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software licenses). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

amendments in this update. The amendment also includes presentation and disclosure provisions regarding capitalized implementation costs. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company adopted the provisions of this amendment as of January 1, 2020. The impact of this amendment is limited to presentation and disclosure changes that are not expected to have an impact on the Company’s future consolidated financial statements.

In August 2018, FASB issued ASU 2018-13 which includes various removals, modifications and additions to existing guidance regarding fair value disclosures. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company adopted the provisions of these amendments as of January 1, 2020. The impact of these amendments is limited to presentation and disclosure changes that are not expected to have an impact on the Company’s future consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model that requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The FASB has issued various updates, improvements and technical corrections to the standard since the issuance of ASU 2016-13. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For available for sale securities, the standard modifies the current OTTI model by requiring entities to record an allowance for credit losses rather than reducing the carrying amount of securities. Additionally, the new standard eliminates the current accounting model for PCI loans, but requires an allowance to be recognized for purchase credit deteriorated (“PCD”) assets. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The new standard is effective for the Company for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings at the date of adoption. The Company adopted the new standard as of January 1, 2020. The Company’s implementation efforts have included, among other activities, the development, testing and validation of credit forecasting models and a new credit scoring system for significant loan portfolio segments, reassessment of risk rating grades and matrix, as well as development of the policies, systems and controls required to fully implement CECL. Upon adoption, and dependent on the current loan portfolio and the range of current forecasts of future economic conditions, the Company estimates that the allowance for credit losses will be between approximately $80 million and $100 million, inclusive of the estimate of change in reserve for unfunded commitments of between $6 million and $9 million currently included in other liabilities within the consolidated balance sheets, when adopted on January 1, 2020. The estimated increase is driven by the fact that under CECL the allowance covers expected credit losses over the entire expected life of the loan portfolios and also takes into account forecasts of expected future macroeconomic conditions. This estimated increase, net of tax, will largely be reflected within the banking segment and as a decrease to opening retained earnings at January 1, 2020. While not material, the impact of the adoption of CECL will also affect the Company’s regulatory capital, performance and other asset quality ratios. The estimated range noted above and ultimate magnitude of the increase in allowance for credit losses upon adoption is expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts at the time of adoption.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

35. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2019
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$152,777	$161,956	$150,056	$150,040	$614,829
Interest expense	41,490	48,744	42,180	41,109	173,523
Net interest income	111,287	113,212	107,876	108,931	441,306
Provision (recovery) for loan losses	6,880	47	(672)	951	7,206
Noninterest income	299,276	341,401	312,871	252,468	1,206,016
Noninterest expense	336,936	350,109	343,677	309,085	1,339,807
Income before income taxes	66,747	104,457	77,742	51,363	300,309
Income tax expense	15,045	22,750	17,951	11,586	67,332
Net income	51,702	81,707	59,791	39,777	232,977
Less: Net income attributable to noncontrolling interest	2,426	2,289	1,980	991	7,686
Income attributable to Hilltop	$49,276	$79,418	$57,811	$38,786	$225,291

Earnings per common share:
Basic	$0.54	$0.87	$0.62	$0.41	$2.44
Diluted	$0.54	$0.86	$0.62	$0.41	$2.44

Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08	$0.32

	Year Ended December 31, 2018
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$157,702	$148,326	$140,040	$133,360	$579,428
Interest expense	39,987	37,985	35,192	29,940	143,104
Net interest income	117,715	110,341	104,848	103,420	436,324
Provision for loan losses	6,926	(371)	340	(1,807)	5,088
Noninterest income	238,516	269,697	279,434	235,143	1,022,790
Noninterest expense	310,819	335,711	338,517	308,202	1,293,249
Income before income taxes	38,486	44,698	45,425	32,168	160,777
Income tax expense	8,928	7,600	11,034	7,488	35,050
Net income	29,558	37,098	34,391	24,680	125,727
Less: Net income attributable to noncontrolling interest	1,443	1,293	1,311	239	4,286
Income attributable to Hilltop	$28,115	$35,805	$33,080	$24,441	$121,441

Earnings per common share:
Basic	$0.30	$0.38	$0.35	$0.25	$1.28
Diluted	$0.30	$0.38	$0.35	$0.25	$1.28

Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

36. Subsequent Event

On January 30, 2020, Hilltop entered into an agreement to sell all of the outstanding capital stock of NLC, which comprises the operations of the insurance segment, for a cash purchase price of $150.0 million, subject to post-closing adjustments. Consummation of the transaction is subject to customary closing conditions, including required regulatory approvals.