Form 10-Q
period 2020-03-31
Hilltop Holdings Inc.
filed 2020-05-05
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant's common stock outstanding at May 5, 2020 was 90,207,574.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$524,370	$433,626
Federal funds sold	401	394
Assets segregated for regulatory purposes	178,805	157,436
Securities purchased under agreements to resell	23,356	59,031
Securities:
Trading, at fair value	393,581	689,576
Available for sale, at fair value, net (amortized cost of $945,156 and 899,817, respectively)	972,318	911,493
Held to maturity, at amortized cost, net (fair value of $369,614 and $388,930, respectively)	355,110	386,326
Equity, at fair value	107	166
	1,721,116	1,987,561

Loans held for sale	2,433,407	2,106,361
Loans held for investment, net of unearned income	7,345,250	7,381,400
Allowance for credit losses	(106,739)	(61,136)
Loans held for investment, net	7,238,511	7,320,264

Broker-dealer and clearing organization receivables	1,838,789	1,780,280
Premises and equipment, net	215,261	210,375
Operating lease right-of-use assets	113,395	114,320
Other assets	876,615	460,258
Goodwill	267,447	267,447
Other intangible assets, net	25,019	26,666
Assets held for sale	249,758	248,429
Total assets	$15,706,250	$15,172,448

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,865,192	$2,769,556
Interest-bearing	7,082,297	6,262,658
Total deposits	9,947,489	9,032,214

Broker-dealer and clearing organization payables	1,259,181	1,605,518
Short-term borrowings	1,329,948	1,424,010
Securities sold, not yet purchased, at fair value	22,768	43,817
Notes payable	244,042	256,269
Operating lease liabilities	124,123	125,619
Junior subordinated debentures	67,012	67,012
Other liabilities	408,224	348,519
Liabilities held for sale	139,730	140,674
Total liabilities	13,542,517	13,043,652
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 90,108,336 and 90,640,944 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	901	906
Additional paid-in capital	1,437,301	1,445,233
Accumulated other comprehensive income	20,939	11,419
Retained earnings	676,946	644,860
Deferred compensation employee stock trust, net	774	776
Employee stock trust (7,539 and 7,794 shares, at cost, at March 31, 2020 and December 31, 2019, respectively)	(150)	(155)
Total Hilltop stockholders' equity	2,136,711	2,103,039
Noncontrolling interests	27,022	25,757
Total stockholders' equity	2,163,733	2,128,796
Total liabilities and stockholders' equity	$15,706,250	$15,172,448

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans, including fees	$111,168	$110,870
Securities borrowed	13,327	16,859
Securities:
Taxable	15,695	14,656
Tax-exempt	1,610	1,498
Other	3,075	5,055
Total interest income	144,875	148,938

Interest expense:
Deposits	15,124	17,106
Securities loaned	11,277	14,738
Short-term borrowings	4,744	5,471
Notes payable	2,418	2,181
Junior subordinated debentures	850	1,001
Other	126	152
Total interest expense	34,539	40,649

Net interest income	110,336	108,289
Provision for credit losses	34,549	951
Net interest income after provision for credit losses	75,787	107,338

Noninterest income:
Net gains from sale of loans and other mortgage production income	150,486	96,139
Mortgage loan origination fees	28,554	21,873
Securities commissions and fees	40,069	35,969
Investment and securities advisory fees and commissions	23,180	20,160
Other	29,424	41,822
Total noninterest income	271,713	215,963

Noninterest expense:
Employees' compensation and benefits	196,356	186,696
Occupancy and equipment, net	19,522	27,779
Professional services	14,798	14,109
Other	51,225	50,163
Total noninterest expense	281,901	278,747

Income from continuing operations before income taxes	65,599	44,554
Income tax expense	15,148	10,137
Income from continuing operations	50,451	34,417
Income from discontinued operations, net of income taxes	3,151	5,360
Net income	53,602	39,777
Less: Net income attributable to noncontrolling interest	3,966	991
Income attributable to Hilltop	$49,636	$38,786

Earnings per common share:
Basic:
Earnings from continuing operations	$0.51	$0.36
Earnings from discontinued operations	0.04	0.05
	$0.55	$0.41
Diluted:
Earnings from continuing operations	$0.51	$0.36
Earnings from discontinued operations	0.04	0.05
	$0.55	$0.41
Weighted average share information:
Basic	90,509	93,669
Diluted	90,550	93,669

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$53,602	$39,777
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax of $(933) and $0, respectively	(3,200)	—
Net unrealized gains (losses) on securities available for sale, net of tax of $3,726 and $2,208, respectively	12,605	7,549
Reclassification adjustment for gains (losses) included in net income, net of tax of $34 and $5, respectively	115	16
Comprehensive income	63,122	47,342
Less: comprehensive income attributable to noncontrolling interest	3,966	991

Comprehensive income applicable to Hilltop	$59,156	$46,351

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	38,786	—	—	—	38,786	991	39,777
Other comprehensive income	—	—	—	7,565	—	—	—	—	7,565	—	7,565
Stock-based compensation expense	—	—	2,354	—	—	—	—	—	2,354	—	2,354
Common stock issued to board members	8	—	140	—	—	—	—	—	140	—	140
Issuance of common stock related to share-based awards, net	203	2	(725)	—	—	—	—	—	(723)	—	(723)
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—
Dividends on common stock ($0.08 per share)	—	—	—	—	(7,464)	—	—	—	(7,464)	—	(7,464)
Deferred compensation plan	—	—	—	—	—	2	—	4	6	—	6
Adoption of accounting standards	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,810)	(1,810)
Balance, March 31, 2019	93,821	$938	$1,491,585	$(1,062)	$499,452	$827	11	$(213)	$1,991,527	$23,604	$2,015,131

Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	49,636	—	—	—	49,636	3,966	53,602
Other comprehensive income	—	—	—	9,520	—	—	—	—	9,520	—	9,520
Stock-based compensation expense	—	—	3,642	—	—	—	—	—	3,642	—	3,642
Common stock issued to board members	10	—	146	—	—	—	—	—	146	—	146
Issuance of common stock related to share-based awards, net	158	2	(471)	—	—	—	—	—	(469)	—	(469)
Repurchases of common stock	(701)	(7)	(11,249)	—	(3,701)	—	—	—	(14,957)	—	(14,957)
Dividends on common stock ($0.09 per share)	—	—	—	—	(8,158)	—	—	—	(8,158)	—	(8,158)
Deferred compensation plan	—	—	—	—	—	(2)	—	5	3	—	3
Adoption of accounting standards (Note 2)	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,701)	(2,701)
Balance, March 31, 2020	90,108	$901	$1,437,301	$20,939	$676,946	$774	8	$(150)	$2,136,711	$27,022	$2,163,733

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$53,602	$39,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	34,549	951
Depreciation, amortization and accretion, net	1,883	(2,283)
Net realized gains on securities	(158)	—
Net change in fair value of equity securities	59	(24)
Deferred income taxes	(2,053)	876
Other, net	(2,311)	2,601
Net change in securities purchased under agreements to resell	35,675	(3,594)
Net change in trading securities	295,995	42,171
Net change in broker-dealer and clearing organization receivables	11,768	(124,407)
Net change in other assets	(243,683)	(534)
Net change in broker-dealer and clearing organization payables	(281,891)	119,673
Net change in other liabilities	(73,963)	(55,210)
Net change in securities sold, not yet purchased	(21,049)	(12,313)
Proceeds from sale of mortgage servicing rights asset	18,650	—
Net gains from sales of loans	(150,486)	(96,139)
Loans originated for sale	(4,256,981)	(2,596,880)
Proceeds from loans sold	3,994,119	3,009,282
Net cash provided by (used in) operating activities for continuing operations	(586,275)	323,947
Net cash provided by operating activities for discontinued operations	3,505	2,155
Net cash provided by (used in) operating activities	(582,770)	326,102
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	37,624	6,340
Proceeds from sales, maturities and principal reductions of securities available for sale	73,889	30,620
Purchases of securities held to maturity	(6,532)	(25,243)
Purchases of securities available for sale	(119,778)	(172,511)
Net change in loans held for investment	(19,692)	(159,202)
Purchases of premises and equipment and other assets	(17,754)	(8,454)
Proceeds from sales of premises and equipment and other real estate owned	15,350	5,892
Net cash received from Federal Home Loan Bank and Federal Reserve Bank stock	18,685	7,172
Net cash used in investing activities for continuing operations	(18,208)	(315,386)
Net cash provided by investing activities for discontinued operations	1,794	8,576
Net cash used in investing activities	(16,414)	(306,810)
Financing Activities
Net change in deposits	850,829	(162,408)
Net change in short-term borrowings	(94,062)	(151,282)
Proceeds from notes payable	273,386	134,639
Payments on notes payable	(285,639)	(138,160)
Payments to repurchase common stock	(14,957)	—
Dividends paid on common stock	(8,158)	(7,464)
Net cash distributed to noncontrolling interest	(2,701)	(1,810)
Taxes paid on employee stock awards netting activity	(469)	(723)
Other, net	(155)	(69)
Net cash provided by (used in) financing activities	718,074	(327,277)

Net change in cash, cash equivalents and restricted cash	118,890	(307,985)
Cash, cash equivalents and restricted cash, beginning of period	642,789	778,466
Cash, cash equivalents and restricted cash, end of period	$761,679	$470,481

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$524,370	$273,589
Cash and due from banks, included within assets held for sale	58,103	39,603
Federal funds sold	401	438
Assets segregated for regulatory purposes	178,805	156,851
Total cash, cash equivalents and restricted cash	$761,679	$470,481
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$37,041	$39,297
Cash paid for income taxes, net of refunds	$1,771	$(270)
Supplemental Schedule of Non-Cash Activities
Derecognition of construction in progress related to build-to-suit lease obligations	$—	$29,195
Conversion of loans to other real estate owned	$182	$1,578
Additions to mortgage servicing rights	$4,475	$1,861

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

On January 30, 2020, Hilltop entered into an agreement to sell all of the outstanding capital stock of NLC, which comprises the operations of the insurance segment, for a cash purchase price of $150.0 million, subject to post-closing adjustments. Consummation of the transaction is subject to customary closing conditions, including required regulatory approvals, and is expected to close during the second quarter of 2020. Accordingly, as of March 31, 2020 and for all prior periods, NLC’s results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements. Unless otherwise indicated, information included in the notes to the consolidated financial statements are presented on a consolidated operations basis, which includes results from both continuing and discontinued operations, for all periods presented. For further details, see Note 3 to the consolidated financial statements.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for credit losses, the fair values of financial instruments, reserves for losses and loss adjustment expenses (“LAE”), the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. Other than changes related to the implementation of the current expected credit losses standard (ASU 2016-13), the Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

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

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 18 to the consolidated financial statements included in the Company’s 2019 Form 10-K and are collectively referred to as the “Hilltop Plaza Entities.”

The consolidated financial statements include the accounts of the above-named entities. Intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the ASC.

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation, including reclassifications due to the adoption of new accounting pronouncements and reclassifications due to the presentation of NLC’s results as discontinued operations and its assets and liabilities classified as held for sale. In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2019 Form 10-K. As a result of the adoption of ASU 2016-13 and related updates, improvements and technical corrections (collectively, “CECL”), the Company has included new or modified significant accounting policies as summarized below.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Securities

Management classifies securities at the time of purchase and reassesses such designations at each balance sheet date. Securities held for resale to facilitate principal transactions with customers are classified as trading and are carried at fair value, with changes in fair value reflected in the consolidated statements of operations. The Company reports interest income on trading securities as interest income on securities and other changes in fair value as other noninterest income.

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

Allowance for Credit Losses on Available for Sale and Held to Maturity Securities

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available for sale debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.

Allowances for credit losses may result from credit deterioration of the issuer or the collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. In assessing whether a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount by which the fair value is less than the amortized cost basis.

CECL has replaced the previous other-than-temporary-impairment (“OTTI”) model. Under the OTTI model, credit losses were recognized as a reduction to the cost basis of the investment with recovery of an impairment loss recognized prospectively over time as interest income, and reversals of impairment were not allowed. Under CECL, effective January 1, 2020, if the Company intends to sell a debt security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses, with any incremental impairment reported in earnings. Reversals of the allowance for credit losses are permitted and should not exceed the allowance amount initially recognized.

For debt securities held to maturity, estimated expected credit losses are calculated in a manner like that used for loans held for investment. That is, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. With respect to certain classes of debt securities, primarily U.S. Treasuries, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Therefore, for those securities, the Company does not record expected credit losses.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal reduced by unearned income, net unamortized deferred fees and an allowance for credit losses. Unearned income on installment loans and interest on other loans is recognized using the effective interest method. Net fees received for providing loan commitments and letters of credit that result in loans are deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Net fees on commitments and letters of credit that are not expected to be funded are amortized to noninterest income over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment.

The accrual of interest on credit deteriorated loans is discontinued when, in management’s opinion, there is a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. Once placed on non-accrual status, interest income is recognized on a cash basis. Additionally, accretion of purchased discount on non-accrual loans is suspended.

The Company follows applicable regulatory guidance when measuring past due status. The Company uses the actual days elapsed since the payment due date of the loan to determine delinquency.

Management defines loans acquired in a business combination as acquired loans. Acquired loans are recorded at estimated fair value on their purchase date with no carryover of the related allowance for credit losses. Acquired loans are segregated between those considered to be credit deteriorated and those without credit deterioration at acquisition. To make this determination, management considers such factors as past due status, non-accrual status and credit risk ratings. For acquired performing loans, a lifetime allowance for credit losses is estimated as of the date of acquisition and is recorded through provision for (reversal of) credit losses. The difference between the purchase price and loan receivable is amortized over the remaining life of the loan.

All formerly designated purchased credit impaired (“PCI”) loans became purchased credit deteriorated (“PCD”) loans effective January 1, 2020. PCD loans are loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. For PCD loans, any non-credit discount or premium related to an acquired pool of PCD loans is allocated to each individual asset within the pool. On the acquisition date, the initial allowance for credit losses measured on a pooled basis is allocated to each individual asset within the pool to allocate any non-credit discount or premium. Credit losses are measured based on unpaid principal balance. A lifetime allowance for credit losses is estimated as of the date of acquisition. The initial allowance for credit losses is added to the purchase price and is considered to be part of the PCD loan amortized cost basis.

Allowance for Credit Losses for Loans Held for Investment

Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses, or reserve, is an estimate of expected losses over the lifetime of a loan within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment is adjusted by a provision for (reversal of) credit losses, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for loans not evaluated for specific reserves is calculated using statistical credit factors, including probabilities of default (“PD”) and loss given default (“LGD”), to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. Economic forecasts are applied over the period management believes it can estimate

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

reasonable and supportable forecasts. Reasonable and supportable forecast periods and reversion assumptions to historical data are credit model specific. The Company typically forecasts economic variables over a one to four year horizon. Prepayments are estimated by loan type using historical information and adjusted for current and future conditions.

Commercial loans that exceed a minimum size scope are underwritten and graded using credit models that leverage national industry default data to score the loans. At the conclusion of the process of underwriting or re-grading a borrower, each borrower (for commercial and industrial loans) or property (for commercial real estate loans) is assigned a PD grade threshold. The valuation methodology of risk rating internal grades is based on the merits of the financial ratios of the borrower or the property. In addition, an LGD grade is determined by the credit models utilizing collateral information provided. A master rating scale effectively "pools" the loans by credit scores and assigns a standard one year PD percentage and an LGD percentage equally for all loans that have a given score. For borrowers or loans that do not meet the minimum balance threshold, an internal scorecard is utilized to approximate the grades derived from the credit models and is mapped to the master rating scale. The resulting numerical PD grade is the credit quality indicator for commercial loans. The grades on borrowers or properties that are scored in the credit models are determined at origination and updated at least annually. The grades on the internal scorecards are updated annually if they meet a minimum threshold, or if new circumstances (favorable or unfavorable) warrant a re-scoring.

When computing allowance levels, credit loss assumptions are estimated using models that analyze loans according to credit risk ratings, historic loss experience, past due status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Future factors and forecasts may result in significant changes in the allowance and provision (reversal) for credit losses in those future periods. The allowance for credit losses will primarily reflect estimated losses for pools of loans that share similar risk characteristics, but will also consider individual loans that do not share risk characteristics with other loans.

Loans that Share Risk Characteristics with Other Loans

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, the Company derives an estimated credit loss assumption from a model that categorizes loan pools based on loan type and internal risk rating or past due category as follows.

Commercial and Industrial and Commercial Real Estate Loans. The Company assesses the credit quality of the borrower and assigns an internal risk rating by loan type for the commercial and industrial and commercial real estate portfolios. Internal risk ratings are assigned at origination or acquisition, and if necessary, adjusted for changes in credit quality over the life of the exposure. In assessing the internal PD risk rating of the loan or related unfunded commitments, we separately evaluate owner and non-owner occupied real estate. The borrower’s financial statements may be used to evaluate amounts and sources of repayments, debt service coverage, debt capacity, and quality of earnings. Other non-financial metrics are also evaluated including the geographies and industries within which it operates, its management strength, and its reputation and historical experience. The internal LGD risk rating also considers assessment of collateral quality and current loan to value, collateral type and loan seniority, covenant strength and performance, as well as any individual, corporate, or government guarantees.

These factors are based on an evaluation of historical and current information and sometimes involve subjective assessment and interpretation. Specific considerations for construction are considered in the internal PD and LGD risk ratings including property type, development phase and complexity, as well as lease-up and stabilization projections. The PD and LGD factors are further sensitized in the models for future expectations over the loan’s contractual life, adjusted for prepayments.

1-4 Family Residential Loans. The 1-4 family residential loan portfolio is segmented into pools of residential real estate loans with similar credit risk characteristics. The models calculate expected losses and prepayments using borrower

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

information at origination, including FICO score, loan type, collateral type, lien position, geography, origination year, and loan to value. Past due status post-origination is also a key input in the models. Current and future changes in economic conditions, including unemployment rates, home prices, index rates, and mortgage rates, are also considered.

Consumer Loans. The consumer loan portfolio is segmented into pools of consumer installment loans or revolving lines of credit with similar credit characteristics. The models calculate expected losses using borrower information at origination, including FICO score, origination year, geography, and collateral type.

Broker-Dealer Loans. The broker-dealer loan portfolio is evaluated on an individual basis using the collateral-dependent practical expedient. The collateral-dependent practical expedient allows the broker-dealer to compare the fair value of the collateral of each loan as of the reporting date to loan value. The underlying collateral of the loans to customers and correspondents is marked to market daily and any required additional collateral is collected. The allowance represents the amount of unsecured loan balances at the end of the period.

Qualitative Factors

Estimating the timing and amounts of future loss cash flows is subject to significant management judgment as these loss cash flows rely upon estimates such as default rates, loss severities, collateral valuations, the amounts and timing of principal payments (including any expected prepayments) or other factors that are reflective of current or future expected conditions. These estimates, in turn, depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions, the expected outcome of bankruptcy or insolvency proceedings, as well as, in certain circumstances, other economic factors, including the level of current and future real estate prices. All of these estimates and assumptions require significant management judgment and certain assumptions that are highly subjective. Model imprecision also exists in the allowance for credit losses estimation process due to the inherent time lag of available industry information and differences between expected and actual outcomes.

Management considers adjustments for these conditions in its allowance for credit loss estimates qualitatively where they may not be measured directly in its individual or collective assessments, including but not limited to:

●	an adjustment to historical loss data to measure credit risk even if that risk is remote and does not meet the scope of assets with zero expected losses;
●	the environmental factors and the areas in which credit is concentrated, such as the regulatory, environmental, or technological environment, the geographical area or key industries, or in the national or regional economic and business conditions where the borrower has exposure;
●	the nature and volume of the borrower’s financial assets;
●	the borrower’s financial condition, credit rating, credit score, asset quality, or business prospects;
●	the borrower’s ability to make scheduled interest or principal payments;
●	the remaining payment terms of the financial assets and the remaining time to maturity and the timing and extent of prepayments on the financial assets;
●	the volume and severity of past due or adversely classified financial assets;
●	the value of underlying collateral in which the collateral-dependent practical expedient has not been utilized;
●	any updates to credit lending policies and procedures, including lending strategies, underwriting standards, collection and recovery practices, not reflected in the models; and
●	the quality of the internal credit review system.

Loans that Do Not Share Risk Characteristics with Other Loans

When a loan is assigned a substandard non-accrual risk rating grade, the loan subsequently is evaluated on an individual basis and no longer evaluated on a collective basis. The net realizable value of the loan is compared to the appropriate loan basis (i.e. PCD loan versus non-PCD loan) to determine any allowance for credit losses. Loans that are below a predetermined threshold, with the exception of 1-4 family residential loans, are fully reserved.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company generally considers non-accrual loans to be collateral-dependent. The practical expedient to measure credit losses using the fair value of the collateral has been exercised.

For commercial real estate loans, the fair value of collateral primarily is based on appraisals. For owner occupied real estate loans, underlying properties are occupied by the borrower in its business, and evaluations are based on business operations used to service the debt. For non-owner occupied real estate loans, underlying properties are income-producing and evaluations are based on tenant revenues. For income producing construction and land development loans, appraisals reflect the assumption that properties are completed.

For 1-4 family residential loans that are graded substandard non-accrual, an assessment of value is made using the most recent appraisal on file. If the appraisal on file is older than two years, the latest property tax assessment is used as a screening value to determine if a reserve might be required. If the assessed value is less than the appraised value, this value is discounted for selling costs and is used to measure the reserve required. If the appraisal is less than two years old, the value is discounted for selling costs and compared to the appropriate basis in the loan.

Consumer loans are charged off when they reach 90 days delinquency as a general rule. There are limited cases where the loan is not charged off due to special circumstances and is subject to the collateral review process.

Off-Balance Sheet Credit Exposures, Including Unfunded Loan Commitments

The Company maintains a separate allowance for credit losses from off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities within the consolidated balance sheets. The Company estimates expected losses by calculating a commitment usage factor based on industry usage factors. The commitment usage factor is applied over the relevant contractual period. Loss factors from the underlying loans to which commitments are related are applied to the results of the usage calculation to estimate any liability for credit losses related for each loan type.

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2020

In March 2020, FASB issued ASU 2020-03 which included various clarifications and improvements related to financial instruments. The following topics are addressed: fair value option disclosures, applicability of portfolio exception to non-financial items, disclosures for depository and lending institutions, cross-reference to line-of-credit or revolving debt arrangements, cross-reference to net asset value practical expedient, the contractual term of a net investment in a lease for measuring expected credit losses, and recording of an allowance for credit losses when control of financial assets sold is regained. All items had various effective dates, which for the Company ranged from January 1, 2020 to the date of issuance. The adoption of ASU 2020-03 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, FASB issued ASU 2019-12 which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the ASC and is intended to improve consistency by clarifying and amending existing guidance. The amendments are effective for annual periods beginning after December 15, 2020. As permitted within the amendment, the Company elected to early adopt and prospectively apply the provisions of this amendment as of January 1, 2020. The removal of the exceptions did not result in a material change in the Company’s current or deferred income tax provisions and did not have a material impact on the Company’s consolidated financial statements.

In August 2018, FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software licenses). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendment also includes presentation and disclosure provisions regarding capitalized implementation costs. The amendment is effective for annual periods, and interim periods within those annual periods,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

beginning after December 15, 2019. The Company adopted the provisions of this amendment as of January 1, 2020. The impact of this amendment is limited to presentation and disclosure changes that did not have an impact on the Company’s consolidated financial statements.

In August 2018, FASB issued ASU 2018-13 which includes various removals, modifications and additions to existing guidance regarding fair value disclosures. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company adopted the provisions of these amendments as of January 1, 2020. The impact of these amendments is limited to presentation and disclosure changes that did not have an impact on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model that requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The FASB has issued various updates, improvements and technical corrections to the standard since the issuance of ASU 2016-13. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For available for sale securities, the standard modifies the current OTTI model by requiring entities to record an allowance for credit losses rather than reducing the carrying amount of securities. Additionally, the new standard eliminated the former accounting model for PCI loans, but requires an allowance to be recognized for PCD assets. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company’s implementation efforts have included, among other activities, the development, testing and validation of credit forecasting models and a new credit scoring system for significant loan portfolio segments, reassessment of risk rating grades and matrix, as well as development of the policies, systems and controls required to fully implement CECL. The new standard is effective for the Company for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings at the date of adoption. On January 1, 2020, the Company adopted the new CECL standard and recorded entries that resulted in an aggregate allowance for credit losses of $83.6 million within the consolidated balance sheets. The transition adjustment resulted in a net of tax, decrease of $5.7 million to opening retained earnings at January 1, 2020. The decrease to retained earnings included an initial estimate of lifetime expected credit losses for PCD loans and was recognized through a balance sheet gross-up. While not material, the impact of the adoption of CECL also affected the Company’s regulatory capital, performance and other asset quality ratios. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts.

Accounting Standards Issued But Not Yet Adopted

In March 2020, FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In January 2020, FASB issued ASU 2020-01 to clarify the interaction among ASC 321, ASC 323, and ASC 815 for equity securities, equity method investments, and certain financial instruments to acquire equity securities. ASU 2020-01 clarifies whether re-measurement of equity investments is appropriate when observable transactions cause the equity method to be triggered or discontinued. ASU 2020-01 also provides that certain forward contracts and purchased options to acquire equity securities will be measured under ASC 321 without an assessment of subsequent accounting upon settlement or exercise. The amendment is effective in periods beginning after December 15, 2020. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

T

3. Discontinued Operations

NLC Sale

On January 30, 2020, Hilltop entered into an agreement to sell all of the outstanding capital stock of NLC, which comprises the operations of the insurance segment, for a cash purchase price of $150.0 million, subject to post-closing adjustments. Consummation of the transaction is subject to customary closing conditions, including required regulatory approvals. Management determined that the pending sale of NLC represents a strategic shift away from one of the historically core business units of the Company. Accordingly, as of March 31, 2020 and for all prior periods, NLC’s results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements. Hilltop anticipates that this transaction will result in a net gain.

All related notes to consolidated financial statements for discontinued operations have been included in this note.

The following table details the carrying amounts of assets and liabilities of NLC reflected in the consolidated balance sheets under the caption “Assets held for sale” and “Liabilities held for sale”, respectively.

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$58,103	$51,333
Securities:
Available for sale, at fair value	86,101	86,899
Equity, at fair value	15,440	19,841
	101,541	106,740

Premises and equipment, net	9,058	9,607
Operating lease right-of-use assets	2,674	2,739
Other assets	50,966	50,533
Goodwill	23,988	23,988
Other intangible assets, net	3,428	3,489
Total assets held for sale	$249,758	$248,429

Liabilities
Notes payable	$27,500	$27,500
Operating lease liabilities	2,727	2,783
Other liabilities	109,503	110,391
Total liabilities held for sale	$139,730	$140,674

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the results of discontinued operations for NLC for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Interest income:
Securities:
Taxable	$938	$960
Other	67	142
Total interest income	1,005	1,102

Interest expense:
Notes payable	406	460

Noninterest income:
Net insurance premiums earned	32,637	33,203
Other	(2,246)	3,302
Total noninterest income	30,391	36,505

Noninterest expense:
Employees' compensation and benefits	2,777	3,202
Occupancy and equipment, net	247	244
Professional services	8,527	8,833
Loss and loss adjustment expenses	12,949	14,926
Other	2,476	3,133
Total noninterest expense	26,976	30,338

Income from discontinued operations before income taxes	4,014	6,809
Income tax expense	863	1,449
Income from discontinued operations, net of income taxes	$3,151	$5,360

Securities

The available for sale securities held by NLC at March 31, 2020 and December 31, 2019 reflected in the consolidated balance sheets under the caption “Assets held for sale” were primarily comprised of U.S. Treasury, residential mortgage-backed and corporate debt securities with aggregate unrealized gross gains of $3.5 million and $2.5 million, respectively, and measured using Level 2 inputs on a recurring basis. NLC’s available for sale portfolio had no unrealized gross losses at March 31, 2020 and nominal unrealized gross losses at December 31, 2019.

NLC had unrealized net losses of $3.3 million and unrealized net gains of $1.1 million from the equity securities held at March 31, 2020 and December 31, 2019, respectively, measured using Level 1 inputs on a recurring basis. NLC recognized net losses of $4.4 million and net gains of $1.2 million during the three months ended March 31, 2020 and 2019, respectively, due to changes in the fair value of equity securities still held at the balance sheet date.

At March 31, 2020 and December 31, 2019, NLC had investments on deposit in custody for various state insurance departments with aggregate carrying values of $9.5 million and $9.3 million, respectively.

Notes Payable

The NLIC and ASIC notes payable of $27.5 million, with maturities ranging from May 2033 to April 2034, to unaffiliated companies are each subordinated in right of payment to all policy claims and other indebtedness of NLIC and ASIC, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Regulatory Matters

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	March 31,	December 31,
	2020	2019
Statutory capital and surplus:
National Lloyds Insurance Company	$73,892	$70,112
American Summit Insurance Company	17,999	19,201

	Three Months Ended March 31,
	2020	2019
Statutory net income (loss):
National Lloyds Insurance Company	$6,527	$3,417
American Summit Insurance Company	(185)	417

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2020, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2020, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and LAE, as included in other liabilities and reflected as a part of liabilities held for sale for all periods within the consolidated balance sheets, is as follows (in thousands).

	March 31,
	2020	2019
Balance, beginning of period	$15,342	$20,552
Less reinsurance recoverables	(1,005)	(3,214)
Net balance, beginning of period	14,337	17,338

Incurred related to:
Current year	11,657	13,993
Prior years	1,474	935
Total incurred	13,131	14,928

Payments related to:
Current year	(7,377)	(7,029)
Prior years	(6,329)	(7,152)
Total payments	(13,706)	(14,181)

Net balance, end of period	13,762	18,085
Plus reinsurance recoverables	746	2,506
Balance, end of period	$14,508	$20,591

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A summary of claims loss reserve development activity is presented in the following table (dollars in thousands).

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				March 31, 2020
					Total of
					Incurred
					But Not
					Reported
					Reserves Plus	Cumulative
					Development	Number of
Accident	March 31, 2020				On Reported	Reported
Year	2017	2018	2019	2020	Claims	Claims
2017	$87,899	$88,025	$87,534	$87,568	$216	20,174
2018		75,217	73,261	73,314	927	14,713
2019			71,687	73,072	4,009	13,798
2020				11,657	1,565	2,317
				$245,611

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	March 31, 2020
Year	2017	2018	2019	2020
2017	$77,675	$86,319	$87,203	$87,291
2018		61,922	70,958	72,255
2019			55,014	66,150
2020				7,377
Total				$233,073
All outstanding reserves prior to 2017, net of reinsurance				466
Reserve for unpaid losses and allocated loss adjustment expenses, net of reinsurance				$13,004

Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, an allowance for credit losses is established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2020, total reinsurance recoverables and receivables had a carrying value of $1.5 million, which is included in other assets within the consolidated balance sheets. There was no allowance for credit losses on reinsurance receivables at March 31, 2020, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are included within discontinued operations for all periods presented and are summarized as follows (in thousands).

	Three Months Ended March 31,
	2020		2019
	Written	Earned	Written	Earned
Premiums from direct business	$29,980	$30,746	$30,790	$31,737
Reinsurance assumed	2,952	3,244	3,129	3,191
Reinsurance ceded	(1,353)	(1,353)	(1,725)	(1,725)
Net premiums	$31,579	$32,637	$32,194	$33,203

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on incurred losses and LAE are included within discontinued operations for all periods and are as follows (in thousands).

	Three Months Ended March 31,
	2020	2019
Losses and LAE incurred	$12,763	$14,985
Reinsurance recoverables	186	(59)
Net loss and LAE incurred	$12,949	$14,926

Catastrophic coverage

Effective July 1, 2019, NLC renewed its catastrophic excess of loss reinsurance coverage for a one-year period. At March 31, 2020, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $2 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6 million of reinsurance coverage in excess of its $2 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8 million is comprised of three layers of protection: $12 million in excess of $8 million retention and/or loss; $25 million in excess of $20 million loss; and $50 million in excess of $45 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $2 million, respectively. At March 31, 2020, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2020 and December 31, 2019, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $2.09 billion and $1.94 billion, respectively, and the unpaid principal balance of those loans was $2.00 billion and $1.88 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2020	Inputs	Inputs	Inputs	Fair Value
Trading securities	$1,485	$392,096	$—	$393,581
Available for sale securities	—	972,318	—	972,318
Equity securities	107	—	—	107
Loans held for sale	—	2,010,381	79,588	2,089,969
Derivative assets	—	192,729	—	192,729
MSR asset	—	—	30,299	30,299
Securities sold, not yet purchased	11,333	11,435	—	22,768
Derivative liabilities	—	171,210	—	171,210

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$689,576	$—	$689,576
Available for sale securities	—	911,493	—	911,493
Equity securities	166	—	—	166
Loans held for sale	—	1,868,518	67,195	1,935,713
Derivative assets	—	33,129	—	33,129
MSR asset	—	—	55,504	55,504
Securities sold, not yet purchased	29,080	14,737	—	43,817
Derivative liabilities	—	17,140	—	17,140

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers to	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	(from) Level 3	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2020
Loans held for sale	$67,195	$14,285	$(4,175)	$6,220	$(3,937)	$—	$79,588
MSR asset	55,504	4,475	(18,650)	—	(11,030)	—	30,299
Total	$122,699	$18,760	$(22,825)	$6,220	$(14,967)	$—	$109,887

Three months ended March 31, 2019
Loans held for sale	$50,464	$15,427	$(6,976)	$1,037	$(2,108)	$—	$57,844
MSR asset	66,102	1,861	—	—	(5,914)	—	62,049
Total	$116,566	$17,288	$(6,976)	$1,037	$(8,022)	$—	$119,893

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2020.

For Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			March 31,				December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2020				2019
Loans held for sale	Discounted cash flows / Market comparable	Projected price	90	-	94%	(93%)	92	-	96%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			16.98%				13.16%
		Discount rate			11.01%				11.14%

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

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$33,979	$—	$33,979	$(13,324)	$—	$(13,324)
MSR asset	(11,030)	—	(11,030)	(5,914)	—	(5,914)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been no changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 3 to the consolidated financial statements included in the Company’s 2019 Form 10-K.

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2020	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$524,771	$524,771	$—	$—	$524,771
Assets segregated for regulatory purposes	178,805	178,805	—	—	178,805
Securities purchased under agreements to resell	23,356	—	23,356	—	23,356
Held to maturity securities	355,110	—	369,614	—	369,614
Loans held for sale	343,438	—	343,438	—	343,438
Loans held for investment, net	7,238,511	—	506,250	6,845,844	7,352,094
Broker-dealer and clearing organization receivables	1,838,789	—	1,838,789	—	1,838,789
Other assets	73,118	—	70,544	2,574	73,118

Financial liabilities:
Deposits	9,947,489	—	9,962,915	—	9,962,915
Broker-dealer and clearing organization payables	1,259,181	—	1,259,181	—	1,259,181
Short-term borrowings	1,329,948	—	1,329,948	—	1,329,948
Debt	311,054	—	311,054	—	311,054
Other liabilities	6,376	—	6,376	—	6,376

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2019	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$434,020	$434,020	$—	$—	$434,020
Assets segregated for regulatory purposes	157,436	157,436	—	—	157,436
Securities purchased under agreements to resell	59,031	—	59,031	—	59,031
Held to maturity securities	386,326	—	388,930	—	388,930
Loans held for sale	170,648	—	170,648	—	170,648
Loans held for investment, net	7,320,264	—	576,527	6,990,706	7,567,233
Broker-dealer and clearing organization receivables	1,780,280	—	1,780,280	—	1,780,280
Other assets	71,040	—	69,580	1,460	71,040

Financial liabilities:
Deposits	9,032,214	—	9,032,496	—	9,032,496
Broker-dealer and clearing organization payables	1,605,518	—	1,605,518	—	1,605,518
Short-term borrowings	1,424,010	—	1,424,010	—	1,424,010
Debt	323,281	—	323,281	—	323,281
Other liabilities	8,340	—	8,340	—	8,340

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company held equity investments other than securities of $34.9 million and $36.6 million at March 31, 2020 and December 31, 2019, respectively, which are included within other assets in the consolidated balance sheets. Of the $34.9 million of such equity investments held at March 31, 2020, $19.1 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$19,771	$20,376
Additional investments	—	—
Upward adjustments	106	101
Impairments and downward adjustments	(789)	—
Dispositions	—	—
Balance, end of period	$19,088	$20,477

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2020	2019
U.S. Treasury securities	$1,485	$—
U.S. government agencies:
Bonds	—	24,680
Residential mortgage-backed securities	164,899	331,601
Commercial mortgage-backed securities	2,136	2,145
Collateralized mortgage obligations	80,262	191,154
Corporate debt securities	28,893	36,973
States and political subdivisions	103,075	93,117
Unit investment trusts	—	3,468
Private-label securitized product	650	2,992
Other	12,181	3,446
Totals	$393,581	$689,576

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $22.8 million and $43.8 million at March 31, 2020 and December 31, 2019, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$88,299	$1,437	$—	$89,736
Residential mortgage-backed securities	415,399	14,435	—	429,834
Commercial mortgage-backed securities	11,436	967	—	12,403
Collateralized mortgage obligations	385,409	9,634	(1,057)	393,986
States and political subdivisions	44,613	1,746	—	46,359
Totals	$945,156	$28,219	$(1,057)	$972,318

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$84,590	$1,049	$(64)	$85,575
Residential mortgage-backed securities	430,514	6,662	(147)	437,029
Commercial mortgage-backed securities	11,488	543	—	12,031
Collateralized mortgage obligations	333,256	3,175	(815)	335,616
States and political subdivisions	39,969	1,273	—	41,242
Totals	$899,817	$12,702	$(1,026)	$911,493

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$16,809	$676	$—	$17,485
Commercial mortgage-backed securities	160,113	10,405	—	170,518
Collateralized mortgage obligations	106,926	2,260	(37)	109,149
States and political subdivisions	71,262	1,335	(135)	72,462
Totals	$355,110	$14,676	$(172)	$369,614

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$24,020	$10	$(35)	$23,995
Residential mortgage-backed securities	17,776	295	—	18,071
Commercial mortgage-backed securities	161,624	2,810	(655)	163,779
Collateralized mortgage obligations	113,894	226	(904)	113,216
States and political subdivisions	69,012	1,013	(156)	69,869
Totals	$386,326	$4,354	$(1,750)	$388,930

Additionally, the Company had nominal unrealized net losses and unrealized net gains from equity securities with fair values of $0.1 million and $0.2 million held at March 31, 2020 and December 31, 2019, respectively. The Company recognized net losses of $0.1 million and nominal net gains during the three months ended March 31, 2020 and 2019, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2020 and 2019, net gains recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2020			December 31, 2019
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	2	$24,937	$64
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	24,937	64
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	37	36,187	87
Unrealized loss for twelve months or longer	—	—	—	2	13,683	58
	—	—	—	39	49,870	145
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	9,967	2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	9,967	2
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	4	20,214	165	15	94,545	446
Unrealized loss for twelve months or longer	15	58,090	892	13	46,217	369
	19	78,304	1,057	28	140,762	815
States and political subdivisions:
Unrealized loss for less than twelve months	1	537	—	—	—	—
Unrealized loss for twelve months or longer	—	—	—	1	487	—
	1	537	—	1	487	—
Total available for sale:
Unrealized loss for less than twelve months	5	20,751	165	55	165,636	599
Unrealized loss for twelve months or longer	15	58,090	892	16	60,387	427
	20	$78,841	$1,057	71	$226,023	$1,026

	March 31, 2020			December 31, 2019
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	2	$9,665	$35
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	9,665	35
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	8	44,610	656
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	8	44,610	656
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	15,488	37	4	23,904	287
Unrealized loss for twelve months or longer	—	—	—	8	59,560	617
	2	15,488	37	12	83,464	904
States and political subdivisions:
Unrealized loss for less than twelve months	27	10,470	133	38	15,996	124
Unrealized loss for twelve months or longer	2	604	2	4	1,099	31
	29	11,074	135	42	17,095	155
Total held to maturity:
Unrealized loss for less than twelve months	29	25,958	170	52	94,175	1,102
Unrealized loss for twelve months or longer	2	604	2	12	60,659	648
	31	$26,562	$172	64	$154,834	$1,750

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2020 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,071	$2,090	$453	$456
Due after one year through five years	73,668	75,246	987	994
Due after five years through ten years	35,387	35,914	6,160	6,264
Due after ten years	21,786	22,845	63,662	64,748
	132,912	136,095	71,262	72,462

Residential mortgage-backed securities	415,399	429,834	16,809	17,485
Collateralized mortgage obligations	385,409	393,986	106,926	109,149
Commercial mortgage-backed securities	11,436	12,403	160,113	170,518
	$945,156	$972,318	$355,110	$369,614

The Company recognized net gains of $7.0 million and $8.1 million from its trading portfolio during the three months ended March 31, 2020 and 2019, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $21.3 million and $25.3 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Company had other realized gains on securities of $0.2 million. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $555.7 million and $576.0 million (with a fair value of $573.0 million and $583.6 million, respectively) at March 31, 2020 and December 31, 2019, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at March 31, 2020 and December 31, 2019.

Mortgage-backed securities and collateralized mortgage obligations consist primarily of Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) pass-through and participation certificates. GNMA securities are guaranteed by the full faith and credit of the United States, while FNMA and FHLMC securities are fully guaranteed by those respective United States government-sponsored enterprises, and conditionally guaranteed by the full faith and credit of the United States.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase. In addition, as of March 31, 2020, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio at transition. None of the available for sale debt securities held were past due at March 31, 2020.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Loans Held for Investment

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2020	2019
Commercial real estate	$3,062,042	$3,000,523
Commercial and industrial	2,101,968	2,025,720
Construction and land development	955,173	940,564
1-4 family residential	676,630	791,020
Consumer	43,187	47,046
Broker-dealer (1)	506,250	576,527
	7,345,250	7,381,400
Allowance for credit losses	(106,739)	(61,136)
Total loans held for investment, net of allowance	$7,238,511	$7,320,264
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2020	2019
Commercial real estate:
Non-owner occupied	$18,168	$3,813
Owner occupied	5,184	3,495
Commercial and industrial	47,121	15,262
Construction and land development	1,402	1,316
1-4 family residential	10,599	7,382
Consumer	310	26
Broker-dealer	—	—
	$82,784	$31,294

At March 31, 2020 and December 31, 2019, an additional $4.6 million and $4.8 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

The following table provides further details associated with non-accrual loans (in thousands).

				Three Months Ended
				March 31, 2020
	Non-accrual Loans			Interest Income
March 31, 2020	with Allowance	with No Allowance	Total	Recognized (1)
Commercial real estate:
Non-owner occupied	$9,179	$8,989	$18,168	$(97)
Owner occupied	1,162	4,022	5,184	16
Commercial and industrial	39,950	7,171	47,121	300
Construction and land development	176	1,226	1,402	22
1-4 family residential	1,516	9,083	10,599	983
Consumer	310	—	310	(5)
Broker-dealer	—	—	—	—
	$52,293	$30,491	$82,784	$1,219
(1)	Interest income recognized on non-accrual loans during the three months ended March 31, 2019 was $0.4 million.

The Company considers non-accrual loans to be collateral-dependent unless there are underlying mitigating circumstances. The practical expedient to measure the allowance using the fair value of the collateral has been implemented. Loans accounted for on a non-accrual basis were primarily comprised of two commercial non-owner

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

occupied real estate loans totaling $15.3 million, a single commercial and industrial loan totaling $23.8 million and various 1-4 family residential, commercial real estate, and construction and land development loans totaling $8.0 million that were previously evaluated as a part of PCI loan pools prior to CECL.

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

Information regarding TDRs granted during the three months ended March 31, 2020, is shown in the following table (dollars in thousands). There were no TDRs granted during the three months ended March 31, 2019. At March 31, 2020 and December 31, 2019, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Three Months Ended March 31, 2020
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—
Owner occupied	—	—	—
Commercial and industrial	1	1,089	1,166
Construction and land development	—	—	—
1-4 family residential	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
Covered	—	—	—
	1	$1,089	$1,166

There were no TDRs granted during the twelve months preceding March 31, 2020 or 2019 for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
March 31, 2020	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$6,488	$16,772	$199	$23,459	$1,721,265	$1,744,724	$—
Owner occupied	12,152	2,685	3,400	18,237	1,299,081	1,317,318	—
Commercial and industrial	6,740	1,125	2,768	10,633	2,091,335	2,101,968	47
Construction and land development	3,955	3	98	4,056	951,117	955,173	97
1-4 family residential	16,832	2,600	5,896	25,328	651,302	676,630	—
Consumer	167	158	284	609	42,578	43,187	—
Broker-dealer	—	—	—	—	506,250	506,250	—
	$46,334	$23,343	$12,645	$82,322	$7,262,928	$7,345,250	$144

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
December 31, 2019	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$4,062	$—	$2,790	$6,852	$1,702,500	$1,709,352	$—
Owner occupied	1,813	880	3,265	5,958	1,285,213	1,291,171	—
Commercial and industrial	5,967	1,735	3,395	11,097	2,014,623	2,025,720	3
Construction and land development	7,580	1,827	—	9,407	931,157	940,564	—
1-4 family residential	12,058	3,442	6,520	22,020	769,000	791,020	—
Consumer	455	34	—	489	46,557	47,046	—
Broker-dealer	—	—	—	—	576,527	576,527	—
	$31,935	$7,918	$15,970	$55,823	$7,325,577	$7,381,400	$3

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In addition to the loans shown in the tables above, PrimeLending had $101.2 million and $102.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $102.4 million and $104.0 million, respectively) that were 90 days past due and accruing interest at March 31, 2020 and December 31, 2019, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels and (iv) general economic conditions in state and local markets.

A description of the risk rating internal grades for commercial loans is presented in the following table.

Risk Rating	Internal Grade	Risk Rating Description
Pass low risk	1 - 3

Represents loans to very high credit quality commercial borrowers of investment or near investment grade. These borrowers have significant capital strength, moderate leverage, stable earnings and growth, and readily available financing alternatives. Smaller entities, regardless of strength, would generally not fit in these grades. Commercial borrowers entirely cash secured are also included in this category.

Pass normal risk	4 - 7

Represents loans to commercial borrowers of solid credit quality with moderate risk. Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality and the stability of the industry or market area.

Pass high risk	8 - 10

Represents "pass grade" loans to commercial borrowers of higher, but acceptable credit quality and risk. Such borrowers are differentiated from Pass Normal Risk in terms of size, secondary sources of repayment or they are of lesser stature in other key credit metrics in that they may be over-leveraged, under capitalized, inconsistent in performance or in an industry or an economic area that is known to have a higher level of risk, volatility, or susceptibility to weaknesses in the economy.

Watch	11

Represents loans on management's "watch list" and is intended to be utilized on a temporary basis for pass grade commercial borrowers where a significant risk-modifying action is anticipated in the near term.

Special mention	12

Represents loans with potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loans and weaken the Company's credit position at some future date.

Substandard accrual	13

Represents loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped, but are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Substandard non-accrual	14

Represents loans, in accordance with regulatory guidelines, for which the accrual of interest has been stopped and includes loans where interest is more than 90 days past due and not fully secured and loans where a specific valuation allowance may be necessary.

Doubtful	15

Represents loans, in accordance with regulatory guidelines, that are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty.

Loss	16

Represents loans, in accordance with regulatory guidelines, that are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. Rating is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

For 1-4 family residential and consumer loans, the Company utilizes separate credit models designed for these types of loans to estimate the PD and LGD grades for the allowance for credit losses calculation. The primary driver of the PD score is the borrower's FICO score at origination. A portion of the Company’s 1-4 family residential loans were acquired as part of a FDIC-assisted transaction in 2013 and the FICO information at origination was incomplete. The credit scores were refreshed in 2016 and these new scores were used as a proxy for the FICO score at origination. New originations and loan purchases are scored using the FICO score at origination. FICO score bands are assigned following prevalent industry standards and are used as the credit quality indicator for these types of loans. Substandard non-accrual loans are treated as a separate category in the credit scoring grid as the probability of default is 100% and the FICO score is no longer a relevant predictor.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents loans held for investment grouped by asset class and credit quality indicator, segregated by year of origination or renewal (in thousands).

	Amortized Cost Basis by Origination Year
March 31, 2020	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$2,702	$42,015	$9,354	$14,536	$15,164	$19,926	$402	$104,099
Internal Grade 4-7 (Pass normal risk)	45,963	186,755	150,078	149,826	148,241	126,033	25,449	832,345
Internal Grade 8-11 (Pass high risk and watch)	48,289	117,730	169,739	126,886	174,480	82,043	1,145	720,312
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	1,189	1,784	4,317	8,387	54,123	—	69,800
Internal Grade 14 (Substandard non-accrual)	—	15,330	—	882	—	1,956	—	18,168
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$19,261	$35,707	$11,362	$27,494	$23,433	$48,577	$2	$165,836
Internal Grade 4-7 (Pass normal risk)	73,334	153,997	219,995	91,386	75,445	124,679	31,734	770,570
Internal Grade 8-11 (Pass high risk and watch)	6,627	76,220	64,306	92,640	33,586	43,919	15,103	332,401
Internal Grade 12 (Special mention)	—	—	—	—	—	48	—	48
Internal Grade 13 (Substandard accrual)	3,466	2,436	3,980	11,661	9,105	12,631	—	43,279
Internal Grade 14 (Substandard non-accrual)	555	—	81	2,528	1,041	979	—	5,184
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$20,004	$14,683	$7,762	$6,239	$4,817	$881	$92,106	$146,492
Internal Grade 4-7 (Pass normal risk)	36,169	119,001	77,750	58,562	25,450	19,585	374,251	710,768
Internal Grade 8-11 (Pass high risk and watch)	40,361	98,826	64,810	26,805	41,982	3,828	200,425	477,037
Internal Grade 12 (Special mention)	844	1,372	2,028	492	5,246	—	13,306	23,288
Internal Grade 13 (Substandard accrual)	28	3,411	8,785	2,642	6,596	4,396	16,475	42,333
Internal Grade 14 (Substandard non-accrual)	30,145	2,445	1,506	8,225	231	379	4,190	47,121
Construction and land development
Internal Grade 1-3 (Pass low risk)	$4,717	$21,250	$23,557	$282	$1,169	$337	$1,956	$53,268
Internal Grade 4-7 (Pass normal risk)	80,147	237,466	106,525	38,310	7,760	5,038	41,525	516,771
Internal Grade 8-11 (Pass high risk and watch)	24,257	164,164	133,025	22,711	4,431	2,119	6,899	357,606
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	1,135	—	—	—	7	—	1,142
Internal Grade 14 (Substandard non-accrual)	—	458	—	—	768	176	—	1,402
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	—	4,394	1,474	—	—	—	—	5,868
FICO greater than 720	3,171	10,617	5,184	—	—	—	—	18,972
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	144	—	—	—	—	—	—	144
1-4 family residential
FICO less than 620	$—	$738	$3,724	$231	$1,110	$40,354	$545	$46,702
FICO between 620 and 720	1,252	11,793	15,878	10,850	13,739	48,114	1,585	103,211
FICO greater than 720	16,389	84,807	105,533	54,505	50,839	106,744	4,521	423,338
Substandard non-accrual	—	—	—	101	439	10,059	—	10,599
Other (1)	8,660	58,480	9,557	2,238	1,466	10,152	2,227	92,780
Consumer
FICO less than 620	$318	$1,830	$312	$193	$59	$100	$373	$3,185
FICO between 620 and 720	2,145	5,082	971	919	183	152	2,686	12,138
FICO greater than 720	2,722	8,327	3,694	542	500	131	5,062	20,978
Substandard non-accrual	—	—	—	35	—	25	250	310
Other (1)	2,346	3,178	673	66	56	—	257	6,576

Total loans with credit quality measures	$474,016	$1,484,836	$1,203,427	$756,104	$655,723	$767,491	$842,474	$6,184,071
Commercial and industrial (collateral maintenance)								$654,929
Broker-dealer (collateral maintenance)								$506,250
Total loans held for investment								$7,345,250

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Allowance for Credit Losses for Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management revised its methodology for determining the allowance for credit losses upon the implementation of CECL. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of March 31, 2020. While the Company believes it has an appropriate allowance for the existing loan portfolio at March 31, 2020, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets (see Note 14 to the consolidated financial statements). For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements.

The increase in the allowance for credit losses for loans held for investment during the first quarter of 2020 was primarily attributable to changes within the Bank. As previously discussed, the Company adopted the new CECL standard and recorded transition adjustment entries that resulted in an allowance for credit losses of $73.7 million as of January 1, 2020, an increase of $12.6 million. This increase included an increase in credit losses of $18.9 million from the expansion of the loss horizon to life of loan, partially offset by the elimination of the non-credit component within the historical allowance related to previously categorized PCI loans of $6.3 million.

During the three months ended March 31, 2020, reserves on individually evaluated loans increased $17.6 million, while reserves on expected losses of collectively evaluated loans increased primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the novel coronavirus (“COVID-19”) pandemic. While not material, the change in the allowance for credit losses during the three months ended March 31, 2020 was also attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$31,595	$8,073	$14,475	$(214)	$10	$53,939
Commercial and industrial	17,964	3,193	18,446	(1,440)	387	38,550
Construction and land development	4,878	577	907	(2)	—	6,360
1-4 family residential	6,386	(29)	201	(203)	10	6,365
Consumer	265	748	246	(176)	120	1,203
Broker-dealer	48	—	274	—	—	322
Total	$61,136	$12,562	$34,549	$(2,035)	$527	$106,739

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2019	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$27,100	$—	$(255)	$—	$—	$26,845
Commercial and industrial	21,980	—	458	(1,818)	648	21,268
Construction and land development	6,061	—	(153)	—	—	5,908
1-4 family residential	3,956	—	389	(28)	14	4,331
Consumer	267	—	586	(454)	10	409
Broker-dealer	122	—	(74)	—	—	48
Total	$59,486	$—	$951	$(2,300)	$672	$58,809

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$55,504	$66,102
Additions	4,475	1,861
Sales	(18,650)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(9,594)	(5,033)
Due to customer payoffs	(1,436)	(881)
Balance, end of period	$30,299	$62,049

	March 31,	December 31,
	2020	2019
Mortgage loans serviced for others	$3,500,731	$4,948,441
MSR asset as a percentage of serviced mortgage loans	0.87%	1.12%
(1)Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2020	2019
Weighted average constant prepayment rate	16.98%	13.16%
Weighted average discount rate	11.01%	11.14%
Weighted average life (in years)	4.8	6.0

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2020	2019
Constant prepayment rate:
Impact of 10% adverse change	$(2,152)	$(3,072)
Impact of 20% adverse change	(4,122)	(5,943)
Discount rate:
Impact of 10% adverse change	(1,014)	(2,094)
Impact of 20% adverse change	(1,959)	(4,028)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.9 million and $6.3 million during the three months ended March 31, 2020 and 2019, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2020	2019
Noninterest-bearing demand	$2,865,192	$2,769,556
Interest-bearing:
Demand accounts	1,893,125	1,881,614
Brokered - demand	475,080	—
Money market	2,823,663	2,641,116
Brokered - money market	30,006	5,000
Savings	198,319	199,076
Time	1,386,214	1,505,375
Brokered - time	275,890	30,477
	$9,947,489	$9,032,214

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2020	2019
Federal funds purchased	$199,095	$81,625
Securities sold under agreements to repurchase	698,433	612,125
Federal Home Loan Bank	150,000	600,000
Short-term bank loans	250,500	111,000
Commercial paper	31,920	19,260
	$1,329,948	$1,424,010

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

	Three Months Ended March 31,
	2020	2019
Average balance during the period	$732,954	$654,117
Average interest rate during the period	1.78%	2.63%

	March 31,	December 31,
	2020	2019
Average interest rate at end of period	1.31%	1.97%
Securities underlying the agreements at end of period:
Carrying value	$705,544	$612,515
Estimated fair value	$753,129	$661,023

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

	Three Months Ended March 31,
	2020	2019
Average balance during the period	$153,736	$4,167
Average interest rate during the period	1.63%	2.65%

	March 31,	December 31,
	2020	2019
Average interest rate at end of period	0.50%	1.56%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2020 and December 31, 2019 was 1.05% and 2.52%, respectively.

During 2019, Hilltop Securities initiated two commercial paper programs, in the ordinary course of its business, of which the net proceeds (after deducting related issuance expenses) from the sale will be used for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of March 31, 2020, the weighted average maturity of the CP Notes was 35 days at a rate of 1.50%. At March 31, 2020, the aggregate amount outstanding under these secured arrangements was $31.9 million, which was collateralized by securities held for firm accounts valued at $36.3 million.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2020	2019
Senior Notes due April 2025, net of discount of $1,191 and $1,232, respectively	$148,809	$148,768
FHLB notes, including premium of $131 and $146, respectively, with maturities ranging from September 2020 to June 2030	28,514	28,848
Ventures Management lines of credit due May 2020	66,719	78,653
	$244,042	$256,269

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	March 31,	December 31,
	2020	2019
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(4,326)	(4,178)
Premises and equipment, net	$3,454	$3,602

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

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$10,630	$10,531
Less operating lease and sublease income	(618)	(388)
Net operating lease cost	$10,012	$10,143

Finance lease cost:
Amortization of ROU assets	$147	$147
Interest on lease liabilities	144	152
Total finance lease cost	$291	$299

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,951	$8,220
Operating cash flows from finance leases	144	152
Financing cash flows from finance leases	155	144
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,049	$3,591
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	March 31, 2020
	Weighted Average
	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate
Operating	5.9	5.19%
Finance	6.3	4.79%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Future minimum lease payments under the Leasing Standard as of March 31, 2020, under lease agreements that had commenced as of or subsequent to January 1, 2019, are presented below (in thousands). The table below includes future minimum lease payments of $3.5 million at March 31, 2020 for operating lease liabilities associated with discontinued operations.

	Operating Leases	Finance Leases
2020	$26,439	$899
2021	30,275	1,212
2022	24,261	1,241
2023	19,415	1,280
2024	12,740	1,163
Thereafter	35,810	2,297
Total minimum lease payments	$148,940	$8,092
Less amount representing interest	(22,090)	(2,751)
Lease liabilities	$126,850	$5,341

As of March 31, 2020, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $1.2 million. These operating leases are expected to commence between April 2020 and May 2020 with lease terms ranging from three to five years.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.2 million at March 31, 2020.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates from continuing operations were 23.1% and 22.8% for the three months ended March 31, 2020 and 2019, respectively, and approximated the applicable statutory rates for such periods.

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

At March 31, 2020 and December 31, 2019, the mortgage origination segment’s indemnification liability reserve totaled $12.1 million and $11.8 million, respectively. The provision for indemnification losses was $0.7 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$32,144	$33,784
Claims made	6,071	3,182
Claims resolved with no payment	(984)	(5,687)
Repurchases	(2,330)	(1,167)
Indemnification payments	(122)	—
Balance, end of period	$34,779	$30,112

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$11,776	$10,701
Additions for new sales	725	489
Repurchases	(271)	(82)
Early payment defaults	(39)	(142)
Indemnification payments	(43)	(3)
Change in reserves for loans sold in prior years	—	(242)
Balance, end of period	$12,148	$10,721

	March 31,	December 31,
	2020	2019
Reserve for Indemnification Liability:
Specific claims	$1,186	$1,071
Incurred but not reported claims	10,962	10,705
Total	$12,148	$11,776

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

14. Financial Instruments with Off-Balance Sheet Risk

Banking

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at March 31, 2020 and outstanding financial and performance standby letters of credit of $89.5 million at March 31, 2020.

In order to estimate the allowance for credit loss on unfunded loan commitments, the Bank uses a process similar to that used in estimating the allowance for credit losses on the funded portion. The allowance is based on the estimated exposure at default, multiplied by the lifetime PD grade and LGD grade for that particular loan segment. The Bank estimates expected losses by calculating a commitment usage factor based on industry usage factors. The commitment usage factor is applied over the relevant contractual period. Loss factors from the underlying loans to which commitments are related are applied to the results of the usage calculation to estimate any liability for credit losses related for each loan type. The expected losses on unfunded commitments align with statistically calculated parameters used to calculate the allowance for credit losses on the funded portion. There is no reserve calculated for letters of credit as they are issued primarily as credit enhancements and the likelihood of funding is low.

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$2,075	$2,366
Transition adjustment CECL accounting standard	3,837	—
Expense (reversal of expense)	1,297	(111)
Balance, end of period	$7,209	$2,255

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

Broker-Dealer

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

15. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At March 31, 2020, 17,229 shares of common stock remained available for issuance pursuant to awards granted under the 2012 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $3.8 million and $2.5 million during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, Hilltop granted 10,291 and 7,958 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the three months ended March 31, 2020 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2019	1,437	$22.64
Granted	535	$21.91
Vested/Released	(179)	$28.43
Forfeited	(6)	$22.94
Balance, March 31, 2020	1,787	$21.84

Vested/Released RSUs include an aggregate of 21,057 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2020. Pursuant to certain RSU award agreements, an aggregate of 5,482 vested RSUs at March 31, 2020 require deferral of the settlement in shares and statutory tax obligations to a future date.

During the three months ended March 31, 2020, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 520,510 RSUs pursuant to the 2012 Plan. Of the RSUs granted during the three months ended March 31, 2020, 398,278 that were outstanding at March 31, 2020, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the three months ended March 31, 2020, 122,232 that were outstanding at March 31, 2020, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At March 31, 2020, in the aggregate, 1,497,394 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 289,493 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2020, unrecognized compensation expense related to outstanding RSUs of $25.2 million is expected to be recognized over a weighted average period of 1.88 years.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables show PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of March 31, 2020 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as recently issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum Capital
			Requirements
			Including	To Be Well
	Actual		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
March 31, 2020
Tier 1 capital (to average assets):
PlainsCapital	$1,263,998	12.06%	4.0%	5.0%
Hilltop	1,863,770	13.03%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,263,998	13.33%	7.0%	6.5%
Hilltop	1,815,640	15.96%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,263,998	13.33%	8.5%	8.0%
Hilltop	1,863,770	16.38%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,352,722	14.26%	10.5%	10.0%
Hilltop	1,934,982	17.00%	10.5%	N/A

			Minimum Capital
			Requirements
			Including	To Be Well
	Actual		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
December 31, 2019
Tier 1 capital (to average assets):
PlainsCapital	$1,236,289	11.61%	4.0%	5.0%
Hilltop	1,822,970	12.71%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,236,289	13.45%	7.0%	6.5%
Hilltop	1,776,381	16.70%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,236,289	13.45%	8.5%	8.0%
Hilltop	1,822,970	17.13%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,299,453	14.13%	10.5%	10.0%
Hilltop	1,867,771	17.55%	10.5%	N/A

Broker-Dealer

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Hilltop Securities has elected to determine its net capital requirements using the alternative method. Accordingly, Hilltop Securities is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 and $1,000,000, respectively, or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. HTS Independent Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of $250,000 or 6-2/3% of aggregate indebtedness.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At March 31, 2020, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$245,293	$3,179
Less: required net capital	9,502	250
Excess net capital	$235,791	$2,929

Net capital as a percentage of aggregate debit items	51.6%
Net capital in excess of 5% aggregate debit items	$221,539

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At March 31, 2020 and December 31, 2019, the Hilltop Broker-Dealers held cash of $178.8 million and $157.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2020 or December 31, 2019.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of March 31, 2020, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the three months ended March 31, 2020 and 2019, the Company declared and paid cash dividends of $0.09 and $0.08 per common share, or an aggregate of $8.2 million and $7.5 million, respectively.

On April 30, 2020, Hilltop’s board of directors declared a quarterly cash dividend of $0.09 per common share, payable on May 29, 2020, to all common stockholders of record as of the close of business on May 15, 2020.

Stock Repurchases

In January 2020, the Hilltop board of directors authorized a new stock repurchase program through January 2021, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During the three months ended March 31, 2020, the Company paid $15.0 million to repurchase an aggregate of 700,901 shares of common stock at an average price of $21.32 per share. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 23 to the consolidated financial statements included in the Company’s 2019 Form 10-K.

In light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and Hilltop’s commitment to maintaining strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, Hilltop’s board of directors has suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

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

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended March 31,
	2020	2019
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$19,876	$18,187
Hilltop Broker-Dealers	(8,141)	(1,807)
Bank	(135)	(61)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	March 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$3,063,446	$93,412	$914,526	$18,222
Customer-based written options	31,200	—	31,200	—
Customer-based purchased options	31,200	—	31,200	—
Commitments to purchase MBSs	5,431,558	65,666	3,346,946	3,321
Commitments to sell MBSs	9,698,119	(133,762)	5,988,198	(5,904)
Interest rate swaps	41,455	(192)	15,012	(178)
U.S. Treasury bond futures and options (1)	66,100	—	283,500	—
Eurodollar futures (1)	18,000	—	934,000	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$105,000	$(3,605)	$50,000	$528

(1)    Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

PrimeLending had cash collateral advances totaling $100.7 million and $4.5 million to offset net liability derivative positions on its commitments to sell MBSs at March 31, 2020 and December 31, 2019, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $1.0 million and $3.7 million on U.S. Treasury bond futures and options and Eurodollar futures at March 31, 2020 and December 31, 2019, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2020
Securities borrowed:
Institutional counterparties	$1,275,774	$—	$1,275,774	$(1,181,948)	$—	$93,826

Interest rate swaps:
Institutional counterparties	9	—	9	(9)	—	—

Reverse repurchase agreements:
Institutional counterparties	23,356	—	23,356	(23,050)	—	306

Forward MBS derivatives:
Institutional counterparties	65,666	—	65,666	(65,666)	—	—
	$1,364,805	$—	$1,364,805	$(1,270,673)	$—	$94,132
December 31, 2019
Securities borrowed:
Institutional counterparties	$1,634,782	$—	$1,634,782	$(1,586,820)	$—	$47,962

Reverse repurchase agreements:
Institutional counterparties	59,031	—	59,031	(58,619)	—	412

Forward MBS derivatives:
Institutional counterparties	3,640	—	3,640	(3,640)	—	—
	$1,697,453	$—	$1,697,453	$(1,649,079)	$—	$48,374

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2020
Securities loaned:
Institutional counterparties	$1,167,559	$—	$1,167,559	$(1,075,906)	$—	$91,653

Interest rate swaps:
Institutional counterparties	201	—	201	—	—	201

Repurchase agreements:
Institutional counterparties	690,178	—	690,178	(690,178)	—	—
Customer counterparties	8,255	—	8,255	(8,255)	—	—

Forward MBS derivatives:
Institutional counterparties	136,640	(2,878)	133,762	(74,608)	—	59,154
	$2,002,833	$(2,878)	$1,999,955	$(1,848,947)	$—	$151,008
December 31, 2019
Securities loaned:
Institutional counterparties	$1,555,964	$—	$1,555,964	$(1,509,933)	$—	$46,031

Interest rate swaps:
Institutional counterparties	178	—	178	(112)	—	66

Repurchase agreements:
Institutional counterparties	586,651	—	586,651	(586,651)	—	—
Customer counterparties	25,474	—	25,474	(25,474)	—	—

Forward MBS derivatives:
Institutional counterparties	6,890	(667)	6,223	(2,384)	—	3,839
	$2,175,157	$(667)	$2,174,490	$(2,124,554)	$—	$49,936

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2020 and December 31, 2019.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2020	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$16,929	$—	$—	$—	$16,929
Asset-backed securities	323,444	358,060	—	—	681,504

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,167,446	—	—	—	1,167,446
Total	$1,507,932	$358,060	$—	$—	$1,865,992

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,865,992
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2019	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$45,950	$—	$—	$—	$45,950
Asset-backed securities	257,396	12,892	295,887	—	566,175

Securities lending transactions:
Corporate securities	120	—	—	—	120
Equity securities	1,555,844	—	—	—	1,555,844
Total	$1,859,310	$12,892	$295,887	$—	$2,168,089

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,168,089
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2020	2019
Receivables:
Securities borrowed	$1,275,774	$1,634,782
Securities failed to deliver	66,342	18,726
Trades in process of settlement	485,330	104,922
Other	11,343	21,850
	$1,838,789	$1,780,280
Payables:
Securities loaned	$1,167,559	$1,555,964
Correspondents	23,376	37,036
Securities failed to receive	65,407	8,568
Other	2,839	3,950
	$1,259,181	$1,605,518

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

As discussed in Note 3 to the consolidated financial statements, management determined that the pending sale of NLC represents a strategic shift away from one of the historically core business units of the Company. Accordingly, as of March 31, 2020 and for all prior periods, insurance segment results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements and in the tables below.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$93,923	$13,173	$368	$—	$(1,656)	$4,528	$110,336
Provision for credit losses	34,275	274	—	—	—	—	34,549
Noninterest income	8,771	86,209	178,968	—	2,309	(4,544)	271,713
Noninterest expense	56,967	80,939	139,552	—	4,853	(410)	281,901
Income (loss) before taxes from continuing operations	11,452	18,169	39,784	—	(4,200)	394	65,599
Income before taxes from discontinued operations	—	—	—	4,014	—	—	4,014
	$11,452	$18,169	$39,784	$4,014	$(4,200)	$394	$69,613

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,690	$12,850	$(467)	$—	$(1,330)	$4,546	$108,289
Provision for (reversal of) credit losses	1,025	(74)	—	—	—	—	951
Noninterest income	10,621	91,307	118,033	—	538	(4,536)	215,963
Noninterest expense	60,726	87,807	114,677	—	15,562	(25)	278,747
Income (loss) before taxes from continuing operations	41,560	16,424	2,889	—	(16,354)	35	44,554
Income before taxes from discontinued operations	—	—	—	6,809	—	—	6,809
	$41,560	$16,424	$2,889	$6,809	$(16,354)	$35	$51,363

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
March 31, 2020
Goodwill	$247,368	$7,008	$13,071	$—	$—	$—	$267,447

Assets held for sale	$—	$—	$—	$249,758	$—	$—	$249,758
Total assets	$11,616,994	$3,406,300	$2,607,131	$249,758	$2,448,412	$(4,622,345)	$15,706,250

December 31, 2019
Goodwill	$247,368	$7,008	$13,071	$—	$—	$—	$267,447

Assets held for sale	$—	$—	$—	$248,429	$—	$—	$248,429
Total assets	$11,147,344	$3,457,068	$2,357,415	$248,429	$2,393,604	$(4,431,412)	$15,172,448

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Earnings per Common Share

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, if applicable. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method since there were no instruments which qualified as participating securities during the three months ended March 31, 2020 or 2019.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three months ended March 31, 2020 and 2019, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2020	2019
Basic earnings per share:
Income from continuing operations	$46,485	$33,426
Income from discontinued operations	3,151	5,360
Income attributable to Hilltop	$49,636	$38,786

Weighted average shares outstanding - basic	90,509	93,669

Basic earnings per common share:
Income from continuing operations	$0.51	$0.36
Income from discontinued operations	0.04	0.05
	$0.55	$0.41

Diluted earnings per share:
Income from continuing operations	$46,485	$33,426
Income from discontinued operations	3,151	5,360
Income attributable to Hilltop	$49,636	$38,786

Weighted average shares outstanding - basic	90,509	93,669
Effect of potentially dilutive securities	41	—
Weighted average shares outstanding - diluted	90,550	93,669

Diluted earnings per common share:
Income from continuing operations	$0.51	$0.36
Income from discontinued operations	0.04	0.05
	$0.55	$0.41

23. Subsequent Event

As a result of the spread of the COVID-19 pandemic, economic uncertainties continue to adversely impact the global economy and has contributed to significant volatility in banking and other financial activity in the areas in which the Company operates. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, such as the current outbreak of a novel strain of coronavirus (“COVID-19”) that the World Health Organization (“WHO”) declared a global pandemic in March 2020, the pending sale of NLC and regulatory approval thereof, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, loss estimates related to natural disasters, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, including as a result of the “current expected credit losses” (CECL) model, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have caused and are causing significant harm to the global economy and our business;

●	the credit risks of lending activities, including our ability to estimate credit losses and increases to the allowance for credit losses as a result of the implementation of CECL, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	changes in the interest rate environment;
●	the failure of the NLC sale transaction to close on the expected timeline or at all, including the ability to obtain regulatory approvals and meet other closing conditions to the sale of NLC, as well as the effect of the announcement of the NLC transaction on agent or customer relationships and operating results;
●	risks associated with concentration in real estate related loans;
●	effectiveness of our data security controls in the face of cyber attacks;
●	severe catastrophic events in Texas and other areas of the southern United States;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer, mortgage origination and insurance segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders, government agencies and insurance companies;
●	legal and regulatory proceedings;
●	failure of our insurance segment reinsurers to pay obligations under reinsurance contracts;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” herein and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

On January 30, 2020, we entered into an agreement to sell all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment, for a cash purchase price of $150.0 million, subject to post closing adjustments. Consummation of the transaction, which we expect to occur in the second quarter of 2020, is subject to customary closing conditions, including required regulatory approvals. We also agreed to enter into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Management determined that the pending sale of NLC represents a strategic shift away from one of our historically core business units. Accordingly, as of March 31, 2020 and for all prior periods, NLC’s results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements. Unless otherwise noted, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “consolidated” refers to our consolidated financial position and consolidated results of operations, including discontinued operations and assets and liabilities classified as held for sale.

During the three months ended March 31, 2020, our income from continuing operations to common stockholders was $46.5 million, or $0.51 per diluted share. After income from discontinued operations, net of income taxes, of $3.2 million, or $0.04 per diluted share, income applicable to common stockholders for the three months ended March 31, 2020 was $49.6 million, or $0.55 per diluted share. We declared total common dividends of $0.09 per share during the three months ended March 31, 2020, which resulted in a dividend payout ratio of 16.41%. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share, including discontinued operations. We also paid an aggregate of $15.0 million to repurchase our common stock during the three months ended March 31, 2020.

We reported $65.6 million of income from continuing operations before income taxes during the three months ended March 31, 2020 including the following contributions from our reportable business segments.

●	The banking segment contributed $11.5 million of income before income taxes during the three months ended March 31, 2020;
●	The broker-dealer segment contributed $18.2 million of income before income taxes during the three months ended March 31, 2020; and
●	The mortgage origination segment contributed $39.8 million of income before income taxes during the three months ended March 31, 2020.

Our insurance segment, the results of which have been presented within discontinued operations in the consolidated financial statements, contributed $4.0 million of income before income taxes during the three months ended March 31, 2020.

At March 31, 2020, on a consolidated basis, we had total assets of $15.7 billion, total deposits of $9.9 billion, total loans, including loans held for sale, of $9.7 billion and stockholders’ equity of $2.2 billion.

Recent Developments

COVID-19

COVID-19 has spread globally, including to every state in the United States, and has resulted in the WHO declaring COVID-19 to be a global pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. The U.S. federal government issued social distancing guidelines as a measure to reduce the escalation of the spread of COVID-19 in the United States. A majority of states and certain U.S. territories, including the District of Columbia, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. We are following guidelines established by the Centers for Disease Control and WHO and orders issued by the state and local governments where we operate. We have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. As of March 23, 2020, most of our employees were working remotely, with only certain operationally critical employees working on site at our principal business headquarters and business segment locations. We are monitoring and assessing the impact of the COVID-19 pandemic on a daily basis to ensure that we continue to adhere to guidelines and orders issued by federal, state and local governments.

In March and April 2020, President Trump signed into law two relief bills, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”), which are intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act is the creation of a $349 billion Paycheck Protection Program (“PPP”) that provides federal government loan forgiveness for Small Business Administration Section 7(a) loans for small businesses, which may include our customers, to pay up to eight weeks of employee compensation and other basic expenses such as electric and telephone bills. The PPP/HCE Act included an additional $310 billion for PPP funding. The CARES Act also provides for relief related to the adoption of certain accounting principles as well as tax provisions that may support the improvement of working capital levels. We will continue to evaluate the provisions of the CARES Act and the PPP/HCE Act and their impact on Hilltop and our employees as well as our customers and clients.

In light of the extreme volatility and disruptions in the capital and credit markets in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, including a significant decline in corporate debt and equity issuances and a deterioration in the mortgage servicing and commercial paper markets, we took a number of precautionary actions in March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations. Additionally, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and Hilltop’s commitment to maintaining strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, Hilltop’s board of directors has suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

The Federal Open Market Committee (“FOMC”) reduced the target range for short-term rates by 150 basis points to a range of 0.00% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels. Given our exposure to the mortgage market, this precipitous decline in rates resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. PrimeLending recorded record mortgage loan lock volume in March 2020, exceeding $3.7 billion. To improve our already strong liquidity position, we raised brokered and other wholesale funding to support the enhanced mortgage activity. To meet increased liquidity demands in March 2020, we raised approximately $500 million of brokered money market deposits and approximately $245 million of brokered time deposits with terms of three, six or nine months. Further, an additional $200 million of deposits was swept from Hilltop Securities into the

Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion in March 2020. These actions were in direct response to record mortgage originations during March 2020, which we expect will fund during the second quarter of 2020.

Further, during March 2020, we substantially reduced the trading portfolio inventory limits at Hilltop Securities in an effort to protect capital, minimize losses and ensure target liquidity levels throughout the crisis. During March 2020, the capital markets began to experience significant friction and in certain portions of the market, liquidity was not prevalent. In particular for us, the market for municipal securities, collateralized mortgage obligations, mortgage derivatives and Government National Mortgage Association (“GNMA”) mortgage pools experienced significant liquidity stress at points during the month. The Federal Reserve, in partnership with the Treasury of the United States, has stepped in to provide additional liquidity in each of these critical markets. We will continue to evaluate market conditions and determine when it is appropriate to increase capital market inventory limits.

Asset Valuation

Given the potential impacts as a result of COVID-19, actual results may differ materially from our current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than currently anticipated. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances, we do not anticipate significant changes in methodology used to determine the fair value of our goodwill, intangible assets and other long-lived assets.

The COVID-19 crisis could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Loan Portfolio

In response to the COVID-19 pandemic, starting in March, the Bank implemented several actions to better support our impacted banking clients. Such programs include loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal payments for a maximum of 90 days with such deferred principal payments due and payable on the maturity date of the existing loan. As of March 31, 2020, the Bank had approved 11 such loan modifications totaling $1.8 million. Such approvals have increased to 519 loan modifications totaling $253.1 million through April 23, 2020, of which $219.3 million relate to principal only deferrals. The extent to which these measures will impact the Bank is uncertain and will depend on future developments that are highly uncertain and cannot be predicted.

While all industries have experienced or will experience adverse impacts due to the COVID-19 pandemic, certain industries have been severely impacted. The following table provides additional information on those loans held for investment balances, by portfolio segment, for identified industries that have been severely impacted by COVID-19 (dollars in thousands).

	Loans Held for Investment Balances
				Total
				Loans in
				Identified
March 31, 2020	Hotels	Restaurants	Retail	Industries
Commercial real estate:
Non-owner occupied	$237,081	$54,663	$347,661	$639,405
Owner occupied	—	152,192	77,695	229,887
Commercial and industrial	3,931	50,135	55,612	109,678
Construction and land development	34,755	9,787	97,902	142,444
	$275,767	$266,777	$578,870	$1,121,414

Loans in deferment / forbearance	$—	$—	$—	$—
Classified and criticized loans	$17,040	$1,560	$27,025	$45,625
Loans 60+ delinquent	$—	$316	$365	$681
Allowance for credit losses	$4,214	$4,675	$7,223	$16,112
Allowance for credit losses as a % of loans in identified industry	1.5%	1.8%	1.2%	1.4%
Allowance for credit losses as a % of classified and criticized loans in identified industry	24.7%	299.7%	26.7%	35.3%

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. The sharp decline in crude oil prices coupled with the economic uncertainties associated with COVID-19 have increased pressures on this portfolio. The following table summarizes energy loan portfolio exposures by sector (dollars in thousands).

	Loans Held for Investment Balances
						Allowance For Credit Losses as
	Total			Classified	Allowance	a Percentage of
	Loans Held	Unfunded	Total	and Criticized	For Credit	Total Loans Held	Classified and
March 31, 2020	For Investment	Commitments	Commitments	Loans	Losses	For Investment	Criticized Loans
Exploration / Production	$9,600	$9,270	$18,870	$—	$84	0.9%	—%
Midstream	28,275	8,558	36,833	19,809	492	1.7%	2.5%
Services	101,659	13,936	115,595	33,671	13,088	12.9%	38.9%
Other	6,272	34,495	40,767	—	31	0.5%	—%
	$145,806	$66,259	$212,065	$53,480	$13,695	9.4%	25.6%

Regarding the PPP effort, the Bank has received over 3,100 PPP loan requests since April 3, 2020 ranging from approximately $1 thousand to $8.5 million and totaling over $775 million. The following table provides further details regarding current PPP loan activities (in thousands).

	Anticipated /	Average
	Final Loan	Loan
Through April 23, 2020	Balance	Size
Requests (under review)	$65,133	$141
Approved	126,625	222
Funded	584,928	282
	$776,686	$250

Outlook for 2020

The spread of COVID-19 has had, and is expected to continue to have, adverse effects on our business and operations. The broader adverse implications of COVID-19 on the operations and overall financial performance of our clients is uncertain due to the currently unknowable duration and severity of the COVID-19 pandemic. The extent of the impact of COVID-19 on our operational and financial performance for the remainder of 2020 is likewise currently uncertain and will depend on certain developments, including, among others, the ultimate impact of COVID-19 on our customers and clients, potential further disruption and deterioration in the global economy and the financial services industry, including the mortgage servicing and commercial paper markets, and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic, all of which are uncertain.

See “Item 1A. Risk Factors” for additional discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

NLC Sale

As previously discussed, on January 30, 2020, we entered into an agreement to sell all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment. Management determined that the pending sale of NLC represents a strategic shift away from one of our historically core business units. Accordingly, as of March 31, 2020 and for all prior periods, NLC’s results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements.

Factors Affecting Results of Operations

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improve operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement with our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. We believe that costs incurred related to these Core System Improvements and the consolidation of common back office functions will continue to represent an increasingly significant portion of our noninterest expenses throughout 2020 and into 2021, but we are making such investments with the expectation that they will result in cost savings over the long term. Costs related to our Core System Improvements, disaggregated by segment between internal-use software costs that were capitalized as premises, equipment and other assets and costs that were recorded to noninterest expense, were as follows (in thousands).

			Mortgage			Hilltop
Three Months Ended March 31, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$573	$195	$—	$2,636	$3,404
Noninterest expense	—	1,240	443	—	175	1,858
Total	$—	$1,813	$638	$—	$2,811	$5,262

			Mortgage			Hilltop
Three Months Ended March 31, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$1,151	$2,001	$—	$495	$3,647
Noninterest expense	—	1,043	1,022	—	833	2,898
Total	$—	$2,194	$3,023	$—	$1,328	$6,545

Factors Affecting Comparability of Results of Operations

Changes in Management and Efficiency Initiative-Related Charges

In 2019, we completed several leadership transitions successfully through effective succession planning. During the three months ended March 31, 2019, the broker-dealer segment’s results reflected aggregate pre-tax charges of $2.2 million within employees’ compensation and benefits noninterest expenses related to the resignation of Hill A. Feinberg as President and Chief Executive Officer of Hilltop Securities and the appointment of his successor, M. Bradley Winges. Also, during the three months ended March 31, 2019, corporate recognized a pre-tax charge of $5.8 million within employees’ compensation and benefits noninterest expenses related to the retirement of Alan B. White, our former Vice Chairman and Co-Chief Executive Officer. These management changes and the related impact on our results of operations are collectively referred to as the “Leadership Changes.” For additional information regarding the Leadership Changes, refer to the section captioned “Factors Affecting the Current Year — Changes in Management and Efficiency Initiative-Related Changes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

In addition to the costs associated with the Leadership Changes, corporate recognized $0.7 million in efficiency initiative-related charges during the three months ended March 31, 2019.

LIBOR

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has also published recommended fall-back language for LIBOR-linked financial instruments, among numerous other areas of guidance.

The Financial Accounting Standards Board (“FASB”) issued guidance in March 2020 intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additionally, the FASB issued specific accounting guidance that permits the use of the Overnight Index Swap rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes.

Certain loans we originate bear interest at a floating rate based on LIBOR. We also pay interest on certain borrowings, are counterparty to derivative agreements that are based on LIBOR and have existing contracts with payment calculations that use LIBOR as the reference rate. These changes will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts.

ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. However, at this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally.

We will continue to monitor, assess and plan for the phase out of LIBOR and consider taking a variety of actions, including negotiating certain of our agreements based on an alternative benchmark that may be established, if any. In addition, as a result of these actions, we may incur significant expenses in effecting the transition, including, but not limited to, changes to our agreements and our agreements with customers that do not contemplate LIBOR being unavailable, systems and processes.

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

The broker-dealer segment includes the operations of Securities Holdings, which operates through its wholly owned subsidiaries Hilltop Securities, HTS Independent Network and Hilltop Securities Asset Management, LLC. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”). HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, HTS Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

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

As previously discussed, on January 30, 2020, we entered into an agreement to sell all of the outstanding capital stock of NLC. Management determined that the pending sale of NLC represents a strategic shift away from one of our historically core business units. Accordingly, as of March 31, 2020 and for all prior periods, insurance segment results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements and in the table below. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

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

	Three Months Ended March 31,		Variance 2020 vs 2019
	2020	2019	Amount	Percent
Net interest income (expense):
Banking	$93,923	$92,690	$1,233	1%
Broker-Dealer	13,173	12,850	323	3%
Mortgage Origination	368	(467)	835	179%
Corporate	(1,656)	(1,330)	(326)	(25)%
All Other and Eliminations	4,528	4,546	(18)	(0)%
Hilltop Consolidated	$110,336	$108,289	$2,047	2%

Provision for (reversal of) credit losses:
Banking	$34,275	$1,025	$33,250	3,244%
Broker-Dealer	274	(74)	348	470%
Mortgage Origination	—	—	—	—%
Corporate	—	—	—	—%
All Other and Eliminations	—	—	—	—%
Hilltop Consolidated	$34,549	$951	$33,598	3,533%

Noninterest income:
Banking	$8,771	$10,621	$(1,850)	(17)%
Broker-Dealer	86,209	91,307	(5,098)	(6)%
Mortgage Origination	178,968	118,033	60,935	52%
Corporate	2,309	538	1,771	329%
All Other and Eliminations	(4,544)	(4,536)	(8)	(0)%
Hilltop Consolidated	$271,713	$215,963	$55,750	26%

Noninterest expense:
Banking	$56,967	$60,726	$(3,759)	(6)%
Broker-Dealer	80,939	87,807	(6,868)	(8)%
Mortgage Origination	139,552	114,677	24,875	22%
Corporate	4,853	15,562	(10,709)	(69)%
All Other and Eliminations	(410)	(25)	(385)	(1,540)%
Hilltop Consolidated	$281,901	$278,747	$3,154	1%

Income (loss) before taxes from continuing operations:
Banking	$11,452	$41,560	$(30,108)	(72)%
Broker-Dealer	18,169	16,424	1,745	11%
Mortgage Origination	39,784	2,889	36,895	1,277%
Corporate	(4,200)	(16,354)	12,154	74%
All Other and Eliminations	394	35	359	1,026%
Hilltop Consolidated	$65,599	$44,554	$21,045	47%

Income before taxes from discontinued operations:
Insurance	$4,014	$6,809	$(2,795)	(41)%

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

In addition, we consider regulatory capital ratios to be key measures that are used by us, as well as banking regulators, investors and analysts, to assess our regulatory capital position and to compare our regulatory capital to that of other financial services companies.We monitor our capital strength in terms of both leverage ratio and risk-based capital ratios based on capital requirements administered by the federal banking agencies. The risk-based capital ratios are minimum supervisory ratios generally applicable to banking organizations, but banking organizations are widely expected to operate with capital positions well above the minimum ratios. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a material effect on our financial condition or results of operations.

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income from continuing operations increased during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, primarily due to increases within our banking and mortgage origination segments and, to a lesser extent, within our broker-dealer segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services. We generated $63.2 million and $56.1 million in securities commissions and fees and investment and securities advisory fees and commissions, and $20.1 million and $31.6 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the three months ended March 31, 2020 and 2019, respectively.

(ii)Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2020 and 2019, we generated $179.0 million and $118.0 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

The increase in noninterest income from continuing operations noted in the segment results table previously presented was primarily due to an increase of $61.0 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment, partially offset by a decrease of $11.5 million in gains from derivative and trading portfolio activities within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during the three months ended March 31, 2020 was $46.5 million, or $0.51 per diluted share, compared with $33.4 million, or $0.36 per diluted share, during the three months ended March 31, 2019. After income from discontinued operations, net of income taxes, income applicable to common stockholders was $49.6 million, or $0.55 per diluted share, during the first quarter of 2020, compared to $38.8 million, or $0.41 per diluted share, during the same period in 2019. Hilltop’s financial results from continuing operations for the first quarter of 2020 include a significant build in the allowance for credit losses associated with the impact of economic forecast modeling implications attributable to the market disruption and economic uncertainties caused by COVID-19, while the first quarter of 2019 results included the costs associated with the significant Leadership Changes and other efficiency initiative-related charges which, in the aggregate, totaled $8.7 million before income taxes.

Certain items included in net income for the three months ended March 31, 2020 and 2019 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”), respectively (collectively, the “Bank Transactions”). Income before income taxes included the following purchase accounting items related to the Bank Transactions (in thousands).

Three Months Ended March 31, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$484	$5,515	$82	$566	$6,647
Amortization of identifiable intangibles	(953)	(38)	(174)	(595)	(1,760)

Three Months Ended March 31, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$544	$5,533	$561	$1,977	$8,615
Amortization of identifiable intangibles	(1,001)	(76)	(174)	(714)	(1,965)

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended March 31,
	2020	2019
Return on average stockholders' equity (1)	9.38%	8.04%
Return on average assets (2)	1.47%	1.21%
Net interest margin (3) (4)	3.41%	3.69%
Leverage ratio (5)	13.03%	13.22%
Common equity Tier 1 risk-based capital ratio (6)	15.96%	16.75%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 39 basis points and 43 basis points during the three months ended March 31, 2020 and 2019, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

We present net interest margin and net interest income below, on a taxable-equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for all periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended March 31, 2020 and 2019, purchase accounting contributed 22 and 32 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.42% and 3.70%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Three Months Ended March 31, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$460	$5,515	$98	$566	$6,639
Accretion of discount on acquired securities	24	—	—	—	24

Three Months Ended March 31, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$753	$5,533	$536	$1,913	$8,735
Accretion (amortization) of discount (premium) on acquired securities	(209)	—	7	64	(138)

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,619,644	$15,631	3.86%	$1,015,010	$12,487	4.92%
Loans held for investment, gross (1)	7,262,282	95,538	5.23%	6,843,343	98,383	5.76%
Investment securities - taxable	1,798,897	16,606	3.69%	1,792,501	15,584	3.48%
Investment securities - non-taxable (2)	208,863	1,902	3.64%	221,602	1,658	2.99%
Federal funds sold and securities purchased under agreements to resell	60,943	134	0.89%	66,346	388	2.37%
Interest-bearing deposits in other financial institutions	461,775	1,512	1.32%	505,582	3,151	2.53%
Securities borrowed	1,568,737	13,327	3.36%	1,446,412	16,859	4.66%
Other	78,595	1,512	7.72%	61,263	1,671	11.01%
Interest-earning assets, gross (2)	13,059,736	146,162	4.45%	11,952,059	150,181	5.03%
Allowance for credit losses	(74,430)			(59,549)
Interest-earning assets, net	12,985,306			11,892,510
Noninterest-earning assets	1,633,387			1,419,075
Total assets	$14,618,693			$13,311,585

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$6,264,827	$15,125	0.97%	$5,825,886	$17,106	1.19%
Securities loaned	1,474,988	11,277	3.07%	1,295,002	14,738	4.62%
Notes payable and other borrowings	1,368,038	8,544	2.50%	1,065,432	9,265	3.51%
Total interest-bearing liabilities	9,107,853	34,946	1.54%	8,186,320	41,109	2.03%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,730,975			2,520,057
Other liabilities	633,722			623,710
Total liabilities	12,472,550			11,330,087
Stockholders’ equity	2,121,877			1,958,531
Noncontrolling interest	24,266			22,967
Total liabilities and stockholders' equity	$14,618,693			$13,311,585

Net interest income (2)		$111,216			$109,072
Net interest spread (2)			2.91%			3.00%
Net interest margin (2)			3.42%			3.70%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

On a consolidated basis, net interest income increased during the three months ended March 31, 2020, compared with the same period in 2019, primarily due to changes attributable to volumes in our banking segment, as well as increases in interest earned on loans held for sale within our mortgage origination segment, partially offset by a decrease in accretion of discount on loans within our banking segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended March 31, 2020, the provision for credit losses was significantly impacted by the banking segment’s build in reserves associated with the increase in the expected lifetime credit losses under CECL on both individually evaluated loans and collectively evaluated loans within the portfolio attributable to the market disruption and related economic uncertainties caused by COVID-19. During the three months ended March 30, 2019, the provision for (reversal of) credit losses was impacted by the banking segment’s release of a $2.0 million reserve associated with previously estimated hurricane loss exposures due to improved customer performance.

Noninterest income from continuing operations increased during the three months ended March 31, 2020, compared with the same period in 2019, primarily due to increases in total mortgage loan sales volume and changes in net fair value and related derivative activity, partially offset by decreases in average loan sales margin and average mortgage loan origination fees within our mortgage origination segment and a decrease in gains from derivative and trading portfolio activities within our broker-dealer segment.

Noninterest expense from continuing operations was relatively flat during the three months ended March 31, 2020, compared with the same period in 2019, but included an increase in variable compensation and segment operating costs associated with the increased mortgage loan originations within our mortgage origination segment, offset by decreases within our broker-dealer and banking segments as well as corporate. The year-over-year reduction in noninterest expense within our broker-dealer segment was primarily attributable to lower variable compensation and one-time charges during the first quarter of 2019 associated with the Leadership Changes previously discussed.

Effective income tax rates from continuing operations during the three months ended March 31, 2020 and 2019 were 23.1% and 22.8%, respectively, and approximated the applicable statutory rates for such periods.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Net interest income	$93,923	$92,690	$1,233
Provision for credit losses	34,275	1,025	33,250
Noninterest income	8,771	10,621	(1,850)
Noninterest expense	56,967	60,726	(3,759)
Income before income taxes	$11,452	$41,560	$(30,108)

Income before income taxes decreased during the three months ended March 31, 2020, compared with the same period in 2019. This decrease was primarily due to the significant increase in the provision for credit losses associated with the adoption of CECL and the market disruption caused by COVID-19. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended March 31,
	2020	2019
Efficiency ratio (1)	55.47%	58.78%
Return on average assets (2)	0.33%	1.34%
Net interest margin (3)	3.81%	4.24%
Net charge-offs to average loans outstanding (4)	0.09%	0.10%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return of average assets ratio is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net charge-offs to average loans outstanding is defined as charge-offs during the reported period minus recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

The banking segment presents net interest margin in the table above, and net interest margin and net interest income in the following discussion and tables below, on a taxable equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for all periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended March 31, 2020 and 2019, purchase accounting contributed 30 and 44 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.82% and 4.25%, respectively. These purchase accounting items are associated with the Bank Transactions as detailed in the tables previously presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,738,086	$89,929	5.30%	$6,359,924	$91,310	5.75%
Subsidiary warehouse lines of credit	1,467,498	14,435	3.89%	936,457	11,085	4.73%
Investment securities - taxable	1,213,777	7,402	2.44%	1,113,797	7,092	2.55%
Investment securities - non-taxable (2)	107,079	900	3.36%	97,592	828	3.40%
Federal funds sold and securities purchased under agreements to resell	560	1	0.36%	416	—	0.13%
Interest-bearing deposits in other financial institutions	295,692	906	1.23%	316,319	1,914	2.45%
Other	58,055	552	3.80%	41,084	544	5.30%
Interest-earning assets, gross (2)	9,880,747	114,125	4.59%	8,865,589	112,773	5.09%
Allowance for credit losses	(74,345)			(59,410)
Interest-earning assets, net	9,806,402			8,806,179
Noninterest-earning assets	919,788			945,409
Total assets	$10,726,190			$9,751,588

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$6,023,604	$18,758	1.25%	$5,525,366	$18,994	1.39%
Notes payable and other borrowings	323,555	1,266	1.55%	179,878	933	2.08%
Total interest-bearing liabilities	6,347,159	20,024	1.27%	5,705,244	19,927	1.42%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,740,033			2,487,922
Other liabilities	99,289			92,303
Total liabilities	9,186,481			8,285,469
Stockholders’ equity	1,539,709			1,466,119
Total liabilities and stockholders’ equity	$10,726,190			$9,751,588

Net interest income (2)		$94,101			$92,846
Net interest spread (2)			3.32%			3.68%
Net interest margin (2)			3.82%			4.25%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustments to interest income were $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended March 31,
	2020 vs. 2019
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$5,421	$(6,802)	$(1,381)
Subsidiary warehouse lines of credit	6,269	(2,919)	3,350
Investment securities - taxable	635	(325)	310
Investment securities - non-taxable (2)	80	(8)	72
Federal funds sold and securities purchased under agreements to resell	—	1	1
Interest-bearing deposits in other financial institutions	(126)	(882)	(1,008)
Other	224	(216)	8
Total interest income (2)	12,503	(11,151)	1,352

Interest expense
Deposits	$1,732	$(1,968)	$(236)
Notes payable and other borrowings	745	(412)	333
Total interest expense	2,477	(2,380)	97

Net interest income (2)	$10,026	$(8,771)	$1,255
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income during the three months ended March 31, 2020, compared to the same period in 2019, primarily as a result of lower loan yields due to decreased market rates, as well as a decrease in accretion of discount on loans of $2.1 million. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to seasonal increases in mortgage warehouse lending volume, increased taxable equivalent net interest income during the three months ended March 31, 2020, compared with the same period in 2019. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during the three months ended March 31, 2020, compared with the same period in 2019, due to decreases in market interest rates and increased competitive pressure for deposits. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income during a period of changing rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

The continuation of the adverse economic conditions caused by the COVID-19 pandemic can be expected to have a significant adverse effect on the banking segment’s business and results of operations, including significantly reduced demand for loan products and services from customers, possible recognition of credit losses and increases in allowance for credit losses, especially if businesses remain closed, unemployment continues to rise and customers draw on their lines of credit or seek additional loans to help finance their businesses, and possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting customer activities or to regulatory actions. The extent to which the COVID-19 pandemic negatively affects the banking segment’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as discussed in more detail in the “Recent Developments” section above.

During the three months ended March 31, 2020 and 2019, the banking segment retained approximately $130.5 million and $7.5 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. We expect loans originated by the mortgage origination segment on behalf of and retained by the banking segment to decrease during each of the remaining quarters in 2020, as compared to the first quarter of 2020, due to the Bank’s decision in March 2020 to sell the previously purchased mortgage loans to the mortgage origination segment, instead of holding them for investment. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for credit losses increased during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the build in reserves associated with the increase in the expected lifetime credit losses under CECL on both individually evaluated loans of $17.6 million and collectively evaluated loans within the portfolio attributable to the market disruption and related economic uncertainties caused by COVID-19. While not material, the increase in provision for credit losses during the three months ended March 31, 2020 also was attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades.

The banking segment’s noninterest income decreased during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to changes in our intercompany financing charges.

The banking segment’s noninterest expenses decreased during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a reduction in legal and other operating expenses, as well as an increase in gain on sale of OREO properties, partially offset by an increase in the reserve for unfunded commitments.

Broker-Dealer Segment

The following table provides additional detail regarding our broker-dealer operating results (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Net interest income:
Wealth management:
Securities lending	$2,050	$2,121	$(71)
Clearing services	2,578	2,651	(73)
Structured finance	2,558	2,153	405
Other	5,987	5,925	62
Total net interest income	13,173	12,850	323
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services (5)	13,156	10,780	2,376
Wealth management:
Retail	20,764	18,051	2,713
Clearing services	9,006	8,785	221
Other (5)	1,060	1,202	(142)
	43,986	38,818	5,168
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	14,548	13,304	1,244
Fixed income services (5)	1,330	1,478	(148)
Wealth management:
Retail	5,981	4,543	1,438
Clearing services	380	275	105
Structured finance (5)	856	540	316
Other	85	20	65
	23,180	20,160	3,020
Other:
Structured finance	9,357	23,728	(14,371)
Fixed income services	10,744	7,910	2,834
Other	(1,058)	691	(1,749)
	19,043	32,329	(13,286)
Total noninterest income	86,209	91,307	(5,098)
Net revenue (2)	99,382	104,157	(4,775)
Noninterest expense:
Variable compensation (3)	32,024	34,581	(2,557)
Non-variable compensation and benefits	24,526	28,494	(3,968)
Segment operating costs (4)	24,663	24,658	5
Total noninterest expense	81,213	87,733	(6,520)

Income before income taxes	$18,169	$16,424	$1,745
(1)	Securities commissions and fees includes income of $3.9 million and $2.9 million during the three months ended March 31, 2020 and 2019, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

The net revenues of the various broker-dealer segment’s business lines have been affected by the chaotic financial markets brought on by COVID-19 during the first quarter of 2020. Generally, the public finance services business line started the year out relatively strong, but March 2020 was weaker as public issuers were sidelined. This environment is likely to persist until the financial markets stabilize. The structured finance business line started the year in an optimal interest rate environment and added new clients to our platform. However, the sudden shift in the housing market in March 2020 resulted in a significant decline in value over a very short period of time resulting in a significant unrealized mark-to-market on the loan pipeline. Structuring activity was weaker as demand for structured agency products declined. We expect the current environment to continue until stability returns to the markets. The fixed income services business line had relatively strong operating results in January and February 2020, particularly on the mortgage side of the business. As market uncertainty increased in early March 2020, the broker-dealer segment reduced the levels of trading inventories for all product areas. While there was a considerable amount of volatility during March 2020, credit and municipal results were solid as the broker-dealer segment increased the focus on revenue with a lower risk profile. Active position management combined with effective hedging tools fueled strong municipal trading results. For the first two months of the year, the wealth management business line’s net revenues increased with improved transactional revenues and robust management fees given peak asset valuations in managed accounts. The broker-dealer segment experienced a significant re-allocation of customer assets into cash and cash equivalents as clients exited riskier assets, driving revenues higher. The broker-dealer segment expects diminished asset valuations in the short run and lower transactional revenues. Additionally, the broker-dealer segment money market and FDIC sweep revenues are expected to decline in 2020 given the low rate environment. Additional information related to the impact of COVID-19 is included within the “Recent Developments” section above.

The specific components of the overall increase in the broker-dealer segment’s income before taxes during the three months ended March 31, 2020, compared with the same period in 2019, was primarily as a result of the following:

●	a $6.5 million increase in net revenue in our fixed income services business line due to strong performances in our muni and taxable fixed income products, which noted significant increases in the month of March 2020. Active position management combined with effective hedging tools fueled muni revenue. During March 2020, mortgage markets were highly volatile and our TBA business, which assists small- to mid-sized mortgage loan originators in hedging interest rate risk, had outstanding results based on robust demand in mortgage origination due to the Fed’s decrease in interest rates;
●	a $6.5 million decrease in compensation expense, $2.2 million of which relates to the costs associated with 2019 Leadership Changes as discussed in “Factors Affecting Results of Operations”. Variable compensation decreased $2.6 million primarily resulting from a decrease in the trading gains earned from our derivative and trading portfolio activities, primarily from our structured finance business from which variable compensation derived. The remaining decrease is primarily due to the broker-dealer segment’s 2019 efficiency initiative;
●	a $4.0 million increase in net revenue in our retail group, which experienced improved transactional revenues and record management fees due to peak asset valuations in managed accounts. The broker-dealer segment experienced a significant re-allocation of customer assets into cash and cash equivalents as clients exited risk markets, driving revenues higher; and
●	a $13.7 million decrease in the broker-dealer segment’s structured finance net revenues. During the month of March 2020, activity was weaker on the structuring side of the TBA business, as demand for structured agency products declined. The sudden shift in the mortgage trading environment resulted in a significant decline in the amount buyers were willing to pay for mortgage backed securities over a very short period of time, resulting in a $19.6 million unrealized mark-to-market on the loan pipeline. As a result, we have reduced and/or eliminated revenue sharing with HFA clients. Due to volatility in the market, we have reduced our pool inventory until the markets start to stabilize.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. Net interest income increased between the three months ended March 31, 2020, and the comparable period in 2019, primarily due to increases in net interest earned on trading securities.

Noninterest income decreased between the three months ended March 31, 2020, and the comparable period in 2019, primarily due to decreases in other noninterest income, partially offset by increases in securities commissions and fees and investment and securities advisory fees and commissions.

Securities commissions and fees increased during the three months ended March 31, 2020, compared with the same period in 2019, primarily due to increases in commissions earned on municipal bonds, over-the-counter securities and mortgage backed securities transactions for the three months ended March 31, 2020, compared to the same period in 2019.

Investment and securities advisory fees and commissions increased during the three months ended March 31, 2020, compared with the same periods in 2019, primarily due to increases in municipal market transactions.

Other noninterest income decreased during the three months ended March 31, 2020, compared with the same period in 2019, primarily as a result of a $14.4 million decrease in trading gains earned from our structured finance business’ derivative activities due to heightened market volatility in March 2020 as previously discussed. An additional $1.7 million of the decrease was noted in our deferred compensation plan investments due to the decrease in the financial markets from the prior year comparative period. These decreases were partially offset by a $2.8 million increase in our fixed income services business line’s trading portfolio activities, primarily in our municipal securities portfolio.

Noninterest expenses decreased during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to decreases in variable compensation and the $2.2 million in pre-tax costs in 2019 associated with the Leadership Changes as discussed in the “Factors Affecting Results of Operations” section above and decreased expenses from the broker-dealer segment’s 2019 efficiency initiative.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended March 31,
	2020	2019
Net revenue (1)	$99,382	$104,157
Total compensation as a % of net revenue (2)	56.9%	60.6%
Pre-tax margin (3)	18.3%	15.8%
FDIC insured program balances at the Bank (end of period)	$1,500,117	$1,301,989
Other FDIC insured program balances (end of period)	$761,452	$746,925
Customer margin balances (end of period)	$260,404	$331,786
Customer funds on deposit, including short credits (end of period)	$341,815	$331,375

Public finance services:
Number of issues	221	213
Aggregate amount of offerings	$11,521,899	$11,791,738

Structured finance:
Lock production/TBA volume	$1,954,482	$1,148,214

Fixed income services:
Total volumes	$25,591,017	$20,031,917
Net inventory (end of period)	$368,445	$631,412

Wealth management (Retail group):
Retail employee representatives (end of period)	125	124
Independent registered representatives (end of period)	194	211

Wealth management (Clearing services group):
Total tickets	542,231	505,221
Correspondents (end of period)	143	148

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,275,774	$1,540,803
Interest-bearing liabilities - stock loaned (end of period)	$1,167,559	$1,408,636
(1)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(2)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(3)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Net interest income (expense)	$368	$(467)	$835
Noninterest income	178,968	118,033	60,935
Noninterest expense	139,552	114,677	24,875
Income before income taxes	$39,784	$2,889	$36,895

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. As discussed in more detail in the “Recent Developments” section above, and as a result of the spread of COVID-19, economic uncertainties continue to have disruptive effects in locations in which the mortgage origination segment operates and the global economy more widely, as well as causing increased volatility and declines in financial markets. Typical historical patterns and trends in loan origination volume from purchases of homes or from refinancings as a result of movements in mortgage interest rates may not be indicative of future volumes given the economic uncertainties stemming from the COVID-19 pandemic. The mortgage origination segment’s business is dependent upon the willingness and ability of its employees and customers to conduct mortgage transactions. The COVID-19 pandemic’s impact on such customers could have a material adverse effect on the operations of the mortgage origination segment.

Income before income taxes increased $36.9 million, or 1277.1%, during the three months ended March 31, 2020, compared with the same period in 2019. This increase was primarily the result of a significant increase in interest rate lock commitments (“IRLCs”) between the two periods, driven by an accelerated decrease in mortgage interest rates during the three months ended March 31, 2020, triggered by the economic impact of the COVID-19 pandemic.

The CARES Act provides borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers. A significant increase in nationwide forbearance requests has resulted in the reduction of third-party mortgage servicers willing to purchase servicing rights. Accordingly, we expect that PrimeLending will retain servicing in excess of 75% of its mortgage loan sales during the second quarter of 2020, compared to the approximate 9% retention rate during the three months ended March 31, 2020. PrimeLending utilizes a third party to manage its servicing portfolio. As a result, additional infrastructure costs would not be incurred to manage an increase in PrimeLending’s servicing portfolio. Another consideration stemming from an increase in forbearance requests include a servicer’s ability to fund potential increases in servicer advances. PrimeLending does not expect its liquidity will be significantly impacted by the anticipated increase in forbearance requests. Also, GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation have imposed certain restrictions on loans the agencies will accept under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

As average mortgage interest rates decreased between the three months ended March 31, 2020 and the comparable period in 2019, refinancing volume as a percentage of total origination volume increased from 16.2% to 35.4%. See details regarding refinancing volume in the table below. If current mortgage interest rates remain relatively unchanged, we anticipate a higher percentage of refinancing volumes relative to total loan origination volume for the remainder of 2020 as compared to the same period in 2019. A higher refinance percentage could also be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from the COVID-19 pandemic.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the three months ended March 31, 2020, funded volume through ABAs was approximately 8% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in four ABAs. We expect production within the ABA channel will range between 8% and 10% of the total loan volume of the mortgage origination segment for 2020.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
	2020		2019
		% of		% of	Variance
	Amount	Total	Amount	Total	2020 vs 2019
Mortgage Loan Originations - units	13,738		10,278		3,460

Mortgage Loan Originations - volume	$3,622,588		$2,447,042		$1,175,546

Mortgage Loan Originations:
Conventional	$2,315,487	63.92%	$1,490,935	60.93%	$824,552
Government	890,176	24.57%	598,181	24.45%	291,995
Jumbo	244,958	6.76%	195,140	7.97%	49,818
Other	171,967	4.75%	162,786	6.65%	9,181
	$3,622,588	100.00%	$2,447,042	100.00%	$1,175,546

Home purchases	$2,341,847	64.65%	$2,050,760	83.81%	$291,087
Refinancings	1,280,741	35.35%	396,282	16.19%	884,459
	$3,622,588	100.00%	$2,447,042	100.00%	$1,175,546

Texas	$705,357	19.47%	$468,883	19.16%	$236,474
California	380,063	10.49%	237,734	9.72%	142,329
Florida	271,185	7.49%	197,087	8.05%	74,098
Arizona	174,724	4.82%	112,706	4.61%	62,018
South Carolina	151,845	4.19%	98,710	4.03%	53,135
Maryland	133,370	3.68%	76,893	3.14%	56,477
Ohio	126,193	3.48%	103,536	4.23%	22,657
Washington	123,042	3.40%	86,754	3.55%	36,288
Missouri	115,659	3.19%	74,813	3.06%	40,846
North Carolina	113,645	3.14%	81,896	3.35%	31,749
All other states	1,327,505	36.65%	908,030	37.10%	419,475
	$3,622,588	100.00%	$2,447,042	100.00%	$1,175,546

Mortgage Loan Sales - volume:
External third parties	$3,355,689	96.26%	$2,703,626	99.72%	$652,063
Banking segment	130,560	3.74%	7,488	0.28%	123,072
	$3,486,249	100.00%	$2,711,114	100.00%	$775,135

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

The mortgage origination segment’s total loan origination volume during the three months ended March 31, 2020 increased 48.0% compared to the same period in 2019, while income before income taxes during the three months ended March 31, 2020 increased 1,277.1%, compared to the same period in 2019. The increase in income before income taxes during the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to increases in the change in net fair value and related derivative activity of IRLCs and loans held for sale, net gains on sale of loans, and mortgage loan origination fees and other related income. These changes were partially offset by an increase in variable compensation that varies with the volume of mortgage loan originations (“variable compensation”) and an increase in segment operating costs.

Net interest income (expense) during the three months ended March 31, 2020 and 2019 was primarily comprised of interest earned on loans held for sale offset by interest incurred on warehouse lines of credit held with the Bank as well as related intercompany financing costs. The primary reason for the increase in net interest income was an increase in the average balance of loans held for sale, and a decrease in intercompany financing costs, partially offset by a decrease in the average net spread between the yield on loans held for sale and the Bank warehouse lines of credit interest rate.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Net gains from sale of loans	$113,316	$89,351	$23,965
Mortgage loan origination fees and other related income	28,776	21,873	6,903
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	34,028	3,203	30,825
Mortgage servicing rights asset	(3,027)	(2,666)	(361)
Servicing fees	5,875	6,272	(397)
Total noninterest income	$178,968	$118,033	$60,935

The increase in net gains from sale of loans during the three months ended March 31, 2020, compared with the same period in 2019, was primarily a result of an increase in total loan sales volume, partially offset by a decrease average loan sales margin. The increase in mortgage loan origination fees during the three months ended March 31, 2020, compared with the same period in 2019, was primarily the result of an increase in loan sales volume, partially offset by a decrease in average mortgage loan origination fees.

During the three months ended March 31, 2020 and 2019, the mortgage origination segment originated approximately $100 million and $9 million, respectively, in loans on behalf of the banking segment, representing approximately 3% and 0.5%, respectively, of PrimeLending’s total loan origination volume during each applicable period. These loans were sold to the banking segment at par. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with these loans, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. The mortgage origination segment’s net gains from sale of loans margins, including loans sold to the banking segment, during the three months ended March 31, 2020 and 2019 were 325 bps and 330 bps, respectively. The impact of loans sold to the banking segment at par was to reduce this margin 13 bps during the three months ended March 31, 2020, while the impact on the same period in 2019 was de minimis. We expect loan volume originated on behalf of and retained by the banking segment to decrease during each of the remaining quarters in 2020, as compared to the first quarter of 2020. In March 2020, the mortgage origination segment executed a letter of intent with the banking segment to purchase mortgage loans previously sold to the banking segment with an unpaid principal balance of approximately $210 million. When these loans were sold at par by the mortgage origination segment, the banking segment’s intent was to hold these loans for investment. The mortgage origination segment’s intent is to now sell these loans and thus the derivative asset created by the letter of intent has been recorded at fair value by the mortgage origination segment at March 31, 2020. We consider the previously noted mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income.

Noninterest income included the impact of changes between periods in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increase during the three months ended March 31, 2020, was primarily the result of an increase in the volume of IRLCs and loans held for sale, partially offset by a decrease in the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. During the three months ended March 31, 2020, the mortgage origination segment retained servicing on approximately 9% of loans sold, compared to approximately 5% during the same period in 2019. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The mortgage origination segment anticipates that the percentage of servicing retained relative to loans sold may exceed 75% during at least the next two quarters due to the reduction in third party servicing outlets resulting from the impact of the CARES Act; the CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing. The related MSR asset was valued at $31.2 million on $3.6 billion of serviced loan volume at March 31, 2020, compared with a value of $56.7 million on $5.1 billion of serviced loan volume at December 31, 2019. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, Eurodollar futures and forward commitments to sell mortgage-backed securities, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $3.0 million during the three months ended March 31, 2020, compared to net losses of $2.7 million during the three months ended March 31, 2019. Additionally, net servicing income was $2.7 million during the three months ended March 31, 2020, compared with $3.1 million during the same period in 2019. On February 14, 2020, the mortgage origination segment sold MSR assets of $18.7 million, which represented $1.5 billion of its serviced loan volume at the time.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Variable compensation	$58,280	$38,929	$19,351
Non-variable compensation and benefits	42,048	40,114	1,934
Segment operating costs	31,652	28,927	2,725
Lender paid closing costs	4,360	3,498	862
Servicing expense	3,212	3,209	3
Total noninterest expense	$139,552	$114,677	$24,875

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 58.1% and 49.3% of total employees’ compensation and benefits expenses during the three months ended March 31, 2020 and 2019, respectively. The increase in the percentage concentration of variable compensation and benefits was primarily due to an increase in loan origination volume. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to an increase in loan origination volume between the three months ended March 31, 2020 and 2019, primarily driving the increase in variable compensation and benefits, there was also a slight increase in the average incentive rate paid.

While total loan origination volume increased 48.0% for the three months ended March 31, 2020, compared to the same period in 2019, the aggregate non-variable compensation and benefits and segment operating costs of the mortgage origination segment increased by 6.7%. The aforementioned increase during the three months ended March 30, 2020, compared to the same period in 2019, was primarily due to increases in loan origination costs and non-variable compensation and benefits. The increase in loan origination costs is primarily due to an increase in loan origination volume, while the increase in non-variable compensation and benefits during the three months ended March 31, 2020, was primarily the result of overtime expense incurred due to increased volume, in addition to an increase in the average cost of employee benefits.

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

Between January 1, 2011 and March 31, 2020, the mortgage origination segment sold mortgage loans totaling $118.1 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2011, it does not anticipate experiencing significant losses in the future on loans originated prior to 2011 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2011 and March 31, 2020 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$207,515	0.18%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	190,240	0.16%	8,671	0.01%
	$397,755	0.34%	$8,671	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At March 31, 2020 and December 31, 2019, the mortgage origination segment’s indemnification liability reserve totaled $12.1 million and $11.8 million, respectively. The related provision for indemnification losses was $0.7 million and $0.5 million during the three months ended March 31, 2020 and 2019.

Insurance Segment

As previously discussed, on January 30, 2020, we entered into an agreement to sell all of the outstanding capital stock of NLC. Management determined that the pending sale of NLC represents a strategic shift away from one of our historically core business units. Accordingly, as of March 31, 2020 and for all prior periods, insurance segment results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

The following table presents certain information regarding the operating results of our insurance segment that have been reflected within discontinued operations in the consolidated statements of operations (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Net interest income	$599	$642	$(43)
Noninterest income	30,391	36,505	(6,114)
Noninterest expense	26,976	30,338	(3,362)
Income from discontinued operations before income taxes	$4,014	$6,809	$(2,795)

The decrease in income from discontinued operations before income taxes during the three months ended March 31, 2020, compared with the same period in 2019, was primarily due to a year-over-year reduction in the fair value associated with the equity securities held by the insurance segment and a decline in net insurance premiums earned, partially offset by a decrease in loss and LAE.

The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes, monsoons and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year. In addition, and as discussed in more detail in the “Recent Developments” section above, the spread of COVID-19 has resulted in economic uncertainties which have had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses and reduced consumer spending due to both job losses and other effects attributable to COVID-19. The extent of the impact of COVID-19 on the insurance segment’s operational and financial performance cannot be reasonably estimated at this time and will depend on certain developments, including the impact on our investment portfolio, the duration and spread of the outbreak, as well as the uncertain impact on our policyholders, network of independent agents and employees. The related financial impact cannot be reasonably estimated at this time.

The insurance segment periodically reviews the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes resulting in filings to adjust rates as deemed necessary. The benefit of these rate actions are not fully realized until all policies under the old rates expire, which typically occurs one year from the date of rate change implementation. Concurrently, business concentrations are reviewed, and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. The insurance segment has historically utilized rate actions to reduce the rate of premium growth for targeted areas when compared with the patterns exhibited in prior quarters and years and reduced the insurance segment’s exposure to volatile weather in these areas, but competition and customer response to rate increases has negatively impacted customer retention and new business. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events. We believe that current initiatives to evaluate product offerings and pricing, streamline business activities and expenses and mitigate the impact of future significant weather-related events are critical to improving the insurance segment’s long-term financial condition and operating results.

The insurance segment’s operations resulted in combined ratios of 77.7% and 86.5% during the three months ended March 31, 2020 and 2019, respectively. The decrease in the combined ratio during the three months ended March 31, 2020, compared with the same period in 2019, was primarily driven by a decrease in the loss and LAE ratio. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income during the three months ended March 31, 2020 and 2019 was primarily comprised of net insurance premiums earned of $32.6 million and $33.2 million, respectively. The year-over-year decrease in net insurance premiums earned was driven by the effect of a decrease in net premiums written as discussed below.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Direct Insurance Premiums Written:
Homeowners	$11,799	$11,974	$(175)
Fire	9,410	9,767	(357)
Mobile Home	8,771	9,049	(278)
	$29,980	$30,790	$(810)

The aggregate direct insurance premiums written for our three largest insurance product lines decreased by $0.8 million during the three months ended March 31, 2020, compared with the same period in 2019. The slight decrease in total direct insurance premiums written during the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to competitive pressures.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Net Insurance Premiums Earned:
Homeowners	$12,845	$12,912	$(67)
Fire	10,244	10,532	(288)
Mobile Home	9,548	9,759	(211)
	$32,637	$33,203	$(566)

Net insurance premiums earned during the three months ended March 31, 2020 decreased compared to the same period in 2019, primarily due to the decrease in direct insurance premiums written noted above.

Noninterest expenses during the three months ended March 31, 2020 and 2019 included both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE ratios during the three months ended March 31, 2020 and 2019 were 39.7% and 45.0%, respectively. The decrease in the loss and LAE ratio during the three months ended March 31, 2020, compared to the same period in 2019, was primarily driven by a 13.2% decrease in loss and LAE expense, while premiums earned decreased by 1.7%.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense and reflected as a part of discontinued operations within the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs 2019
Amortization of deferred policy acquisition costs	$8,089	$8,092	$(3)
Other underwriting expenses	5,247	6,562	(1,315)
Total	13,336	14,654	(1,318)
Agency expenses	(947)	(865)	(82)
Total less agency expenses	$12,389	$13,789	$(1,400)
Net insurance premiums earned	$32,637	$33,203	$(566)
Expense ratio	38.0%	41.5%	(3.5)%

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended March 31,		Variance
	2020	2019	2019 vs 2018
Net interest income (expense)	$(1,656)	$(1,330)	$(326)
Noninterest income	2,309	538	1,771
Noninterest expense	4,853	15,562	(10,709)
Income (loss) before income taxes	$(4,200)	$(16,354)	$12,154

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income during the three months ended March 31, 2020 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period was primarily associated with recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). Additionally, we incurred interest expense of $0.8 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income during the three months ended March 31, 2020 and 2019 included activity related to our investment in a new real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses during the three months ended March 31, 2020 and 2019 were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses decreased $10.7 million during the three months ended March 31, 2020, compared to the same period in 2019. The decrease during the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to $6.5 million of aggregate pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges discussed in the “Factors Affecting Comparability of Results of Operations” section, as well as a year-over-year reduction in non-capitalized costs associated with the technology enhancements discussed in the “Overview” section.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2020, as compared with December 31, 2019.

Securities Portfolio

At March 31, 2020, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2020	2019
Trading securities, at fair value
U.S. Treasury securities	$1,485	$—
U.S. government agencies:
Bonds	—	24,680
Residential mortgage-backed securities	164,899	331,601
Commercial mortgage-backed securities	2,136	2,145
Collateralized mortgage obligations	80,262	191,154
Corporate debt securities	28,893	36,973
States and political subdivisions	103,075	93,117
Unit investment trusts	—	3,468
Private-label securitized product	650	2,992
Other	12,181	3,446
	393,581	689,576
Securities available for sale, at fair value
U.S. government agencies:
Bonds	89,736	85,575
Residential mortgage-backed securities	429,834	437,029
Commercial mortgage-backed securities	12,403	12,031
Collateralized mortgage obligations	393,986	335,616
States and political subdivisions	46,359	41,242
	972,318	911,493
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	—	24,020
Residential mortgage-backed securities	16,809	17,776
Commercial mortgage-backed securities	160,113	161,624
Collateralized mortgage obligations	106,926	113,894
States and political subdivisions	71,262	69,012
	355,110	386,326

Equity securities, at fair value	107	166

Total securities portfolio	$1,721,116	$1,987,561

We had net unrealized gains of $27.2 million and $11.7 million at March 31, 2020 and December 31, 2019, respectively, related to the available for sale investment portfolio, and net unrealized gains of $14.5 million and $2.6 million associated with the securities held to maturity portfolio at March 31, 2020 and December 31, 2019, respectively. We had nominal net unrealized gains at March 31, 2020 and December 31, 2019 related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2020, the banking segment’s securities portfolio of $1.3 billion was comprised of trading securities of $2.4 million, available for sale securities of $972.3 million, equity securities of $0.1 million and held to maturity securities of $355.1 million, in addition to $12.7 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $391.2 million at March 31, 2020. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $22.8 million at March 31, 2020.

Insurance Segment

The insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At March 31, 2020, the insurance segment’s securities portfolio was comprised of $86.1 million in available for sale securities and $15.4 million of equity securities included in the consolidated balance sheets within the caption “Assets held for sale.” At March 31, 2020, other investments currently held by the insurance segment of $7.3 million will be retained by Hilltop subsequent to the sale of NLC and are therefore included in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase. In addition, as of March 31, 2020, we had not made a decision to sell any of our debt securities held, nor did we consider it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. None of the available for sale debt securities held were past due at March 31, 2020.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment.

	March 31,	December 31,
	2020	2019
Commercial real estate	$3,062,042	$3,000,523
Commercial and industrial	2,101,968	2,025,720
Construction and land development	955,173	940,564
1-4 family residential	676,630	791,020
Consumer	43,187	47,046
Broker-dealer	506,250	576,527
Loans held for investment, gross	7,345,250	7,381,400
Allowance for credit losses	(106,739)	(61,136)
Loans held for investment, net of allowance	$7,238,511	$7,320,264

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.7 billion and $8.6 billion at March 31, 2020 and December 31, 2019, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $3.3 billion, of which $2.0 billion and $1.8 billion was drawn at March 31, 2020 and December 31, 2019, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At March 31, 2020, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, construction and land development loans and non-construction residential real estate loans, which represented 44.8%, 14.0% and 10.0%, respectively, of the banking segment’s total loans held for investment (excluding warehouse lines of credit extended to PrimeLending) at March 31, 2020. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2020.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $505.9 million and $576.5 million at March 31, 2020 and December 31, 2019, respectively. This decrease from December 31, 2019 to March 31, 2020 was primarily attributable to a decrease of $50.3 million, or 16.2%, in customer margin accounts and a decrease of $18.9 million, or 7.1%, in receivables from correspondents.

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

	March 31,	December 31,
	2020	2019
Loans held for sale:
Unpaid principal balance	$1,998,508	$1,878,231
Fair value adjustment	91,461	57,482
	$2,089,969	$1,935,713
IRLCs:
Unpaid principal balance	$3,063,446	$914,526
Fair value adjustment	93,412	18,222
	$3,156,858	$932,748

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2020 and December 31, 2019 were $4.3 billion and $2.2 billion, respectively, while the related estimated fair values were ($59.2) million and ($3.8) million, respectively.

Allowance for Credit Losses for Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. Such future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts.

Since December 31, 2019, we have updated our Critical Accounting Policies and Estimates related to the allowance for credit losses as a result of the implementation of CECL on January 1, 2020. For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Policies and Estimates” included in this Form 10-Q.

The increase in the allowance for credit losses for loans held for investment during the first quarter of 2020 was primarily attributable to changes within the Bank. As previously discussed, we adopted the new CECL standard and recorded transition adjustment entries that resulted in an allowance for credit losses for loans held for investment of $73.7 million as of January 1, 2020, an increase of $12.6 million. This increase included an increase in credit losses of $18.9 million from the expansion of the loss horizon to life of loan and also takes into account forecasts of expected future macroeconomic conditions, partially offset by the elimination of the non-credit component within the historical allowance related to previously categorized PCI loans of $6.3 million. This increase, net of tax, was largely reflected within the banking segment and included a decrease of $5.7 million to opening retained earnings at January 1, 2020.

During the three months ended March 31, 2020, reserves on individually evaluated loans increased $17.6 million, while reserves on expected losses of collectively evaluated loans increased primarily due to a deteriorating economic outlook associated with the impact of the market disruption caused by COVID-19 conditions. While not material, the change in the allowance for credit losses during the three months ended March 31, 2020 also was attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades.

The following tables present the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Loans Held for Investment	2020	2019
Balance, beginning of period	$61,136	$59,486
Transition adjustment for adoption of CECL accounting standard	12,562	—
Provision for credit losses	34,549	951
Recoveries of loans previously charged off:
Commercial real estate	10	—
Commercial and industrial	387	648
Construction and land development	—	—
1-4 family residential	10	14
Consumer	120	10
Broker-dealer	—	—
Total recoveries	527	672
Loans charged off:
Commercial real estate	214	—
Commercial and industrial	1,440	1,818
Construction and land development	2	—
1-4 family residential	203	28
Consumer	176	454
Broker-dealer	—	—
Total charge-offs	2,035	2,300
Net charge-offs	(1,508)	(1,628)
Balance, end of period	$106,739	$58,809
Allowance for credit losses as a percentage of gross loans held for investment	1.45%	0.84%

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the table below (dollars in thousands).

	March 31, 2020		December 31, 2019
		% of		% of
		Gross		Gross
Loans Held for Investment	Reserve	Loans	Reserve	Loans
Commercial real estate	$53,939	41.69%	$31,595	40.65%
Commercial and industrial	38,550	28.62%	17,964	27.44%
Construction and land development	6,360	13.00%	4,878	12.74%
1-4 family residential	6,365	9.21%	6,386	10.72%
Consumer	1,203	0.59%	265	0.64%
Broker-dealer	322	6.89%	48	7.81%
Total	$106,739	100.00%	$61,136	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our loan portfolio, we had seven credit relationships totaling $23.3 million of potential problem loans at March 31, 2020, compared with five credit relationships totaling $16.8 million of potential problem loans at December 31, 2019.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	March 31,	December 31,
	2020	2019	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$23,352	$7,308	$16,044
Commercial and industrial	47,121	15,262	31,859
Construction and land development	1,402	1,316	86
1-4 family residential	15,237	12,204	3,033
Consumer	310	26	284
Broker-dealer	—	—	—
	$87,422	$36,116	$51,306

Non-performing loans as a percentage of total loans	0.89%	0.38%	0.51%

Other real estate owned	$15,429	$18,202	$(2,773)

Other repossessed assets	$315	$—	$315

Non-performing assets	$103,166	$54,318	$48,848

Non-performing assets as a percentage of total assets	0.66%	0.36%	0.30%

Loans past due 90 days or more and still accruing	$101,300	$102,707	$(1,407)

Troubled debt restructurings included in accruing loans held for investment	$2,286	$2,173	$113

Non-accrual loans at March 31, 2020 and December 31, 2019 included $4.6 million and $4.8 million, respectively, of loans secured by residential real estate which were classified as loans held for sale.

Loans accounted for on a non-accrual basis increased from December 31, 2019 to March 31, 2020, primarily due to the addition of two commercial real estate loans totaling $15.3 million, a single commercial and industrial loan totaling $23.8 million and various 1-4 family residential, commercial real estate, and construction and land development loans totaling $8.0 million that were previously evaluated as a part of PCI loan pools prior to CECL. Commercial real estate loans in non-accrual status at March 31, 2020 included two large properties roughly equal in size totaling $15.3 million at March 31, 2020. Both properties are office buildings, one of which had a $4.1 million reserve at March 31, 2020. Commercial and industrial loans in non-accrual status at March 31, 2020 included seventeen loans that exceeded the threshold for individual review, one of which accounts for $23.8 million of the non-accrual balance and was secured by an interest in the business and had a $12.5 million reserve at March 31, 2020. The second largest loan was secured by life insurance of the borrower and had an amortized cost of $6.3 million with a reserve of $4.4 million at March 31, 2020. 1-4 family residential loans in non-accrual status at March 31, 2020 included 174 loans classified as substandard and totaling $10.6 million in aggregate amortized cost at March 31, 2020.

Other real estate owned (“OREO”) decreased from December 31, 2019 to March 31, 2020, primarily due to disposals of $2.9 million, partially offset by additions totaling $0.5 million. At both March 31, 2020 and December 31, 2019, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at March 31, 2020 and December 31, 2019, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA-related loans subject to repurchase within our mortgage origination segment.

At March 31, 2020, troubled debt restructurings (“TDRs”) were comprised of $2.3 million of loans that are considered to be performing and accruing, and $17.5 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2019, TDRs were comprised of $2.2 million of loans that are considered to be performing and accruing, and $11.9 million of loans that are considered to be non-performing reported in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

As previously discussed, as of March 31, 2020 and for all prior periods, insurance segment results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements. At March 31, 2020 and December 31, 2019, NLC’s gross reserve for unpaid losses and LAE was $14.5 million and $15.3 million, respectively, including estimated recoveries from reinsurance of $0.7 million and $1.0 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The reserve analysis performed by actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,
	2020		2019
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,730,975	0.00%	$2,520,057	0.00%
Interest-bearing demand deposits	4,589,046	0.71%	4,301,403	1.03%
Savings deposits	195,915	0.18%	182,161	0.18%
Time deposits	1,479,866	1.88%	1,342,322	1.83%
	$8,995,802	0.67%	$8,345,943	0.83%

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	March 31, 2020		December 31, 2019
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$1,329,948	1.81%	$1,424,010	2.41%	$(94,062)
Notes payable	271,543	4.59%	283,769	4.94%	(12,226)
Junior subordinated debentures	67,012	5.09%	67,012	5.75%	—
	$1,668,503	2.48%	$1,774,791	2.97%	$(106,288)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The decrease in short-term borrowings at March 31, 2020, compared with December 31, 2019, included a decrease in borrowings in our banking segment primarily associated with the increased utilization of available internal funds, partially offset by a net increase in securities sold under agreements to repurchase, commercial paper and short-term loans used by the Hilltop Broker-Dealers to finance their activities. Notes payable at March 31, 2020 was comprised of $148.8 million related to the Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within the banking segment of $28.5 million, mortgage origination segment borrowings of $66.7 million, and insurance segment term notes of $27.5 million classified in the consolidated balance sheets within the caption “Assets held for sale.”

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At March 31, 2020, Hilltop had $70.7 million in cash and cash equivalents, a decrease of $34.9 million from $105.6 million at December 31, 2019. This decrease in cash and cash equivalents was primarily due to $15.0 million of stock repurchases, $8.2 million in cash dividends declared, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

COVID-19

As previously discussed, in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis, including a significant decline in corporate debt and equity issuances and a deterioration in the mortgage servicing and commercial paper markets, we took a number of precautionary actions in March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations.

The FOMC reduced the target range for short-term rates by 150 basis points to a range of 0.00% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels, which resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. As of March 31, 2020, to ensure that we maintained a strong liquidity position, we raised approximately $745 million in brokered money market deposits and other wholesale funding to support the enhanced mortgage activity, as well as swept an additional $200 million of deposits from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion. These actions were in direct response to record mortgage originations during March 2020, which we expect will fund during the second quarter of 2020.

Further, during March 2020, we substantially reduced the trading portfolio inventory limits at Hilltop Securities in an effort to protect capital, minimize losses and ensure target liquidity levels throughout the crisis. During March 2020, the capital markets began to experience significant friction and in certain portions of the market, liquidity was not prevalent. In particular for us, the market for municipal securities, collateralized mortgage obligations, mortgage derivatives and

GNMA mortgage pools experienced significant liquidity stress at points during the month. The Federal Reserve, in partnership with the Treasury of the United States, has stepped in to provide additional liquidity in each of these critical markets. We will continue to evaluate market conditions and determine when it is appropriate to increase capital market inventory limits.

To meet demand for customer loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months, we believe we currently have sufficient liquidity from the available on- and off-balance sheet liquidity sources and our ability to issue debt in the capital markets. We continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate further or for an extended period.

NLC Sale

On January 30, 2020, we entered into an agreement to sell all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment, for a cash purchase price of $150.0 million, subject to post closing adjustments. Consummation of the transaction, which we expect to occur in the second quarter of 2020, is subject to customary closing conditions, including required regulatory approvals. We also agreed to enter into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Management determined that the pending sale of NLC represents a strategic shift away from one of our historically core business units. Accordingly, as of March 31, 2020 and for all prior periods, NLC’s results have been presented as discontinued operations and its assets and liabilities have been classified as held for sale in the consolidated financial statements.

Dividend Declaration

On April 30, 2020, our board of directors declared a quarterly cash dividend of $0.09 per common share, payable on May 29, 2020 to all common stockholders of record as of the close of business on May 15, 2020.

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

During the three months ended March 31, 2020, we paid $15.0 million to repurchase an aggregate of 700,901 shares of common stock at a weighted average price of $21.32 per share. The purchases were funded from available cash balances.

In light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and Hilltop’s commitment to maintaining strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, Hilltop’s board of directors has suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2020, $150.0 million of our Senior Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is three-month LIBOR plus an average spread of 3.22%. The total average interest rate at March 31, 2020 was 4.59%. The Debentures are callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At March 31, 2020, $67.0 million of PCC’s Debentures were outstanding.

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

Bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2020, under guidance issued by the Board of Governors of the Federal Reserve System.

Actual capital amounts and ratios as of March 31, 2020 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as recently issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

At March 31, 2020, Hilltop had a total capital to risk weighted assets ratio of 17.00%, Tier 1 capital to risk weighted assets ratio of 16.38%, common equity Tier 1 capital to risk weighted assets ratio of 15.96% and a Tier 1 capital to average assets, or leverage, ratio of 13.03%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At March 31, 2020, PlainsCapital had a total capital to risk weighted assets ratio of 14.26%, Tier 1 capital to risk weighted assets ratio of 13.33%, common equity Tier 1 capital to risk weighted assets ratio of 13.33% and a Tier 1 capital to average assets, or leverage, ratio of 12.06%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our 2019 Form 10-K.

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

As previously discussed, to meet increased liquidity demands in March 2020, to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations and to improve the Bank’s already strong liquidity position, we raised approximately $500 million of brokered money market deposits and approximately $245 million of brokered time deposits with terms of three, six or nine months. Further, an additional $200 million of deposits was swept from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion in March 2020. As a result, the Bank was able to further fortify its borrowing capacity through access to secured funding sources as summarized in the following table (in millions).

	March 31,	December 31,
	2020	2019
FHLB capacity	$3,634	$3,207
Investment portfolio	717	683
Fed deposits (excess daily requirements)	340	217
Fed discount window	441	290
	$5,132	$4,397

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 7.69% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 3.84% of the Bank’s total deposits at March 31, 2020. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2020, Hilltop Securities had credit arrangements with five unaffiliated banks, with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At March 31, 2020, Hilltop Securities had borrowed $250.5 million under its credit arrangements and had no borrowings under its credit facilities.

During 2019, Hilltop Securities initiated two commercial paper programs, in the ordinary course of its business, of which the net proceeds (after deducting related issuance expenses) from the sale will be used for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The discount to maturity will be based on LIBOR (a rate per annum determined by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars offered on the London interbank dollar market), plus an applicable margin. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of March 31, 2020, the weighted average maturity of the CP

Notes was 35 days at a rate of 1.50%. At March 31, 2020, the aggregate amount outstanding under these secured arrangements was $31.9 million, which was collateralized by securities held for firm accounts valued at $36.3 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank, which have an aggregate commitment of $3.3 billion, of which $2.0 billion was drawn at March 31, 2020. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at March 31, 2020.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At March 31, 2020, these ABAs had combined available lines of credit totaling $150.0 million, $100.0 million of which was with a single unaffiliated bank, and the remaining $50.0 million of which was with the Bank. At March 31, 2020, Ventures Management had outstanding borrowings of $82.2 million, $15.4 million of which was with the Bank.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $139.0 million, or 86.0%, equity investments of $15.4 million and other investments of $7.3 million comprised NLC’s $161.7 million in total cash and investments at March 31, 2020. NLC does not currently have any significant concentration in direct or indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with an unaffiliated bank and an investment management agreement with DTF Holdings, LLC which is owned by current Hilltop director, Jonathan S. Sobel.

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

Banking

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at March 31, 2020 and outstanding financial and performance standby letters of credit of $89.5 million at March 31, 2020.

In order to estimate the allowance for credit loss on unfunded loan commitments, the Bank uses a process similar to that used in estimating the allowance for credit losses on the funded portion. The allowance is based on the estimated exposure at default, multiplied by the lifetime probability of default grade and loss given default grade for that particular loan segment. The Bank estimates expected losses by calculating a commitment usage factor based on industry usage factors. The commitment usage factor is applied over the relevant contractual period. Loss factors from the underlying loans to which commitments are related are applied to the results of the usage calculation to estimate any liability for credit losses related for each loan type. The expected losses on unfunded commitments align with statistically calculated parameters used to calculate the allowance for credit losses on the funded portion. Letters of credit are not currently reserved because they are issued primarily as credit enhancements and the likelihood of funding is low.

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$2,075	$2,366
Transition adjustment CECL accounting standard	3,837	—
Expense (reversal of expense)	1,297	(111)
Balance, end of period	$7,209	$2,255

At March 31, 2020, the reserve for unfunded commitments was $7.2 million, compared to $2.1 million at December 31, 2019. As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three months ended March 31, 2020, the increase in the reserve for unfunded commitments was primarily due to a deteriorating economic outlook associated with the impact of the market disruption caused by COVID-19 conditions.

Broker-Dealer

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, reserve for losses and LAE, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting. Since December 31, 2019, we have updated our critical accounting policies and estimates related to the allowance for credit losses as a result of the adoption of CECL on January 1, 2020. There have been no other changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2019 Form 10-K.

Allowance for Credit Losses

The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our existing loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

We employ a disciplined process and methodology to establish our allowance for credit losses that has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

The credit loss estimation process for both on and off-balance sheet exposures involves procedures to appropriately consider the unique characteristics of our loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using models that analyze loans according to credit risk ratings, loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Future factors and forecasts may result in significant changes in the allowance and provision for (reversal of) credit losses in those future periods.

Credit quality is assessed and monitored by evaluating various attributes, such as credit risk ratings, historic loss experience, past due status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The results of these continuous credit quality evaluations help form our underwriting criteria for new loans and also factor into the process for estimation of the allowance for credit losses. The allowance level is influenced by loan volumes, loan asset quality, delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The allowance for credit losses will primarily reflect estimated losses for pools of loans that share similar risk characteristics, but will also consider individual loans that do not share risk characteristics with other loans.

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and internal risk rating or delinquency bucket.

When a loan moves to a substandard non-accrual risk rating grade, it is removed from the collective evaluation allowance methodology and is subject to individual evaluation. A problem asset report is prepared for each loan in excess of a predetermined threshold and the net realizable value of the loan is determined. This value is compared to the appropriate loan basis (depending on whether the loan is a PCD loan or a non-PCD loan) to determine the required allowance for credit loss reserve amount.

Estimating the timing and amounts of future loss cash flows is subject to significant management judgment as these loss cash flows rely upon estimates such as default rates, loss severities, collateral valuations, the amounts and timing of principal payments (including any expected prepayments) or other factors that are reflective of current or future expected conditions. These estimates, in turn, depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions, the expected outcome of bankruptcy or insolvency proceedings, as well as, in certain circumstances, other economic factors, including the level of current and future real estate prices. All of these estimates and assumptions require significant management judgment and certain assumptions that are highly subjective. Model imprecision also exists in the allowance for credit losses estimation process due to the inherent time lag of available industry information and differences between expected and actual outcomes.

The provision for (reversal of) credit losses recorded through earnings, and reduced by the charge-off of loan amounts, net of recoveries, is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2019 Form 10-K, except as discussed below.

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

	March 31, 2020
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,493,663	$1,261,258	$1,529,132	$545,476	$215,010	$9,044,539
Securities	187,346	156,423	373,945	254,952	350,016	1,322,682
Federal funds sold and securities purchased under agreements to resell	401	—	—	—	—	401
Other interest sensitive assets	353,433	—	—	—	29,319	382,752
Total interest sensitive assets	6,034,843	1,417,681	1,903,077	800,428	594,345	10,750,374

Interest sensitive liabilities:
Interest bearing checking	$4,947,280	$—	$—	$—	$—	$4,947,280
Savings	198,319	—	—	—	—	198,319
Time deposits	500,667	875,252	218,926	67,101	158	1,662,104
Notes payable and other borrowings	357,997	3,568	4,278	21,461	3,900	391,204
Total interest sensitive liabilities	6,004,263	878,820	223,204	88,562	4,058	7,198,907

Interest sensitivity gap	$30,580	$538,861	$1,679,873	$711,866	$590,287	$3,551,467

Cumulative interest sensitivity gap	$30,580	$569,441	$2,249,314	$2,961,180	$3,551,467

Percentage of cumulative gap to total interest sensitive assets	0.28%	5.30%	20.92%	27.54%	33.04%

The positive GAP in the interest rate analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate GAP analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next twelve months. The banking segment also measures the effects of changes in interest rates on economic value of equity by discounting projected cash flows of deposits and loans. Economic value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance sheet derivatives.

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2020 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$13,940	4.23%	$277,615	23.65%
+100	$(1,082)	(0.33)%	$176,924	15.07%
-50	$(2,911)	(0.88)%	$(104,789)	(8.93)%
-100	$(8,162)	(2.47)%	$(151,718)	(12.92)%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2020 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Our broker-dealer segment is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest-earning assets including customer and correspondent margin loans and receivables and securities borrowing activities. Our funding sources, which include customer and correspondent cash balances, bank borrowings, repurchase agreements and securities lending activities, also expose the broker-dealer to interest rate risk. Movement in short-term interest rates could reduce the positive spread between the broker-dealer segment’s interest income and interest expense.

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

	March 31, 2020
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$195	$8,764	$18,386	$75,730	$103,075
U.S. government and government agency obligations	-	(52)	(321)	238,263	237,890
Corporate obligations	3,551	9,126	2,564	2,867	18,108
Total debt securities	3,746	17,838	20,629	316,860	359,073
Corporate equity securities	(2,809)	—	—	—	(2,809)
Other	12,181	—	—	—	12,181
	$13,118	$17,838	$20,629	$316,860	$368,445

Weighted average yield
Municipal obligations	0.00%	3.15%	2.05%	3.33%	3.08%
U.S. government and government agency obligations	(2.01)%	0.35%	0.69%	4.85%	4.79%
Corporate obligations	3.66%	2.56%	2.82%	5.27%	3.23%

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. During the fourth quarter of 2019, management identified a control deficiency that constituted a material weakness as of December 31, 2018 and determined that the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for credit losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement. This control deficiency did not result in a misstatement of the Company’s consolidated financial statements. However, this control deficiency could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as included herein, and such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three months ended March 31, 2020 and March 31, 2019, in conformity with in conformity with accounting principles generally accepted in the United States of America.

Update on Remediation of Previously Reported Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and believes that it has completed its updates to the design and implementation of internal controls to remediate the aforementioned deficiency and enhance the Company’s internal control environment. As previously reported, the remediation plan was implemented during the fourth quarter of 2019 and included an enhanced analysis to support the qualitative factors considered in the estimation of the allowance for loan losses as of December 31, 2019. Management believes that such enhanced controls, including new controls implemented as a part of the adoption of CECL on January 1, 2020, have been effectively designed to address the material weakness and have been implemented as of March 31, 2020. However, in order to fully evaluate the remediation efforts, management will continue to test and validate the enhanced controls during the second quarter of 2020. We expect the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control Over Financial Reporting

The remediation efforts described above, as well as implemented internal controls and key system functionality to enable the preparation of financial information upon the adoption of CECL, were changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since the majority of our workforce began working remotely on March 23, 2020, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the impact of remote work arrangements during the COVID-19 pandemic on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 13 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

The following risk factors represent material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2019 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2019 Form 10-K.

The outbreak of the novel coronavirus ("COVID-19") has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.

We believe the worldwide COVID-19 pandemic has negatively affected the global economy and our business, and that it is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have be taken, or future measures, by various governmental authorities in response to the outbreak (such as quarantines, shelter-in-place orders and travel restrictions) and the possible further impacts on the global economy.

We are generally exposed to the credit risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, and this risk may be exacerbated by the macroeconomic effects of COVID-19. We lend to businesses and individuals, including through offering commercial and industrial loans, commercial and residential mortgage loans and other loans generally collateralized by assets. We also incur credit risk through our investments. Our credit risk and credit losses may increase to the extent our loans or investments are to borrowers or issuers who as a group may be uniquely or disproportionately affected by declining economic or market conditions as a result of COVID-19, such as those operating in the travel, lodging, retail, entertainment and energy industries. The deterioration of an individually large exposure due to COVID-19 could lead to additional credit loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income, regulatory capital and liquidity.

The continuation of the adverse economic conditions caused by the pandemic can be expected to have a significant adverse effect on our businesses and results of operations, including:

●	increases in the allowance for credit losses and possible recognition of credit losses, especially if businesses remain closed, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses;
●	possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting client activities or to regulatory actions, and
●	the possibility that significant portions of our workforce are unable to work effectively, including because of illness, quarantines, sheltering-in-place arrangements, government actions or other restrictions related to the pandemic.

We also could experience a material reduction in trading volume and lower securities prices in times of market volatility, which would result in lower brokerage revenues, including losses on firm inventory. The fair values of certain of our investments could also be negatively impacted, resulting in unrealized or realized losses on such investments.

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, have had, and we expect that they will continue to have, a negative impact on our results of operations, as we have certain assets and liabilities that are sensitive to changes in interest rates.

The extent to which the COVID-19 pandemic negatively affects our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and OREO reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve.

Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”) as of the applicable acquisition date and write down the recorded value of each such acquired portfolio to the applicable estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of such loans. The allowance for credit losses that had been maintained by PCC, FNB, SWS or BORO, as applicable, prior to their respective transactions, was eliminated in this accounting process. A new allowance for credit losses has been established for loans made by the Bank subsequent to consummation of the PlainsCapital Merger and for any decrease from that originally estimated as of the applicable acquisition date in the estimate of cash flows to be received from the loans acquired in the Bank Transactions.

The estimates of fair value as of the consummation of each of the Bank Transactions were based on economic conditions at such time and on Bank management’s projections concerning both future economic conditions and the ability of the borrowers to continue to repay their loans. If management’s assumptions and projections prove to be incorrect, however, the estimate of fair value may be higher than the actual fair value and we may suffer losses in excess of those estimated. Further, the allowance for credit losses established for new loans or for revised estimates may prove to be inadequate to cover actual losses, especially if economic conditions worsen.

While Bank management will endeavor to estimate the allowance to cover anticipated losses over the lives of our loan and debt security portfolios, no underwriting and credit monitoring policies and procedures that we could adopt to address credit risk could provide complete assurance that we will not incur unexpected losses. These losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of our allowance for credit losses and may require us to increase our provision for (reversal of) credit losses or recognize further loan charge-offs based on judgments different from those of Bank management. Any such increase in our provision for (reversal of) credit losses or additional loan charge-offs could have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2020, we issued an aggregate of 10,291 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the first quarter of 2020. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2020	—	$—	—	$75,000,000
February 1 - February 29, 2020	—	—	—	75,000,000
March 1 - March 31, 2020	700,901	21.32	700,901	60,042,034
Total	700,901	$21.32	700,901
(1)	On January 30, 2020, we announced that our board of directors authorized a stock repurchase program under which we may repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2021, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. In light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and Hilltop’s commitment to maintaining strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, Hilltop’s board of directors has suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1#

Stock Purchase Agreement by and among Hilltop Holdings Inc., ARC Insurance Holdings, Inc., Align NL Holdings, LLC and, for limited purposes set forth therein, Align Financial Holdings, LLC and MGI Holdings, Inc., dated January 30, 2020 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2020 (File No. 001-31987) and incorporated herein by reference).

10.1*	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards beginning in 2020.

10.2*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2020.

10.3*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2020.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#

Schedules and similar attachments have been omitted from this Exhibit pursuant to Item 601(b)2) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: May 5, 2020	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)