Form 10-Q
period 2020-06-30
Hilltop Holdings Inc.
filed 2020-07-31
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant's common stock outstanding at July 30, 2020 was 90,223,676.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$1,655,492	$433,626
Federal funds sold	385	394
Assets segregated for regulatory purposes	194,626	157,436
Securities purchased under agreements to resell	161,457	59,031
Securities:
Trading, at fair value	648,037	689,576
Available for sale, at fair value, net (amortized cost of $1,061,096 and 899,817, respectively)	1,091,348	911,493
Held to maturity, at amortized cost, net (fair value of $359,542 and $388,930, respectively)	343,198	386,326
Equity, at fair value	122	166
	2,082,705	1,987,561

Loans held for sale	2,592,307	2,106,361
Loans held for investment, net of unearned income	7,849,904	7,381,400
Allowance for credit losses	(156,383)	(61,136)
Loans held for investment, net	7,693,521	7,320,264

Broker-dealer and clearing organization receivables	1,222,627	1,780,280
Premises and equipment, net	210,975	210,375
Operating lease right-of-use assets	119,954	114,320
Other assets	709,246	460,258
Goodwill	267,447	267,447
Other intangible assets, net	23,374	26,666
Assets of discontinued operations	—	248,429
Total assets	$16,934,116	$15,172,448

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,467,500	$2,769,556
Interest-bearing	8,182,098	6,262,658
Total deposits	11,649,598	9,032,214

Broker-dealer and clearing organization payables	1,158,628	1,605,518
Short-term borrowings	720,164	1,424,010
Securities sold, not yet purchased, at fair value	55,340	43,817
Notes payable	450,158	256,269
Operating lease liabilities	131,411	125,619
Junior subordinated debentures	67,012	67,012
Other liabilities	409,672	348,519
Liabilities of discontinued operations	—	140,674
Total liabilities	14,641,983	13,043,652
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 90,222,156 and 90,640,944 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	902	906
Additional paid-in capital	1,439,686	1,445,233
Accumulated other comprehensive income	23,813	11,419
Retained earnings	797,331	644,860
Deferred compensation employee stock trust, net	778	776
Employee stock trust (7,539 and 7,794 shares, at cost, at June 30, 2020 and December 31, 2019, respectively)	(150)	(155)
Total Hilltop stockholders' equity	2,262,360	2,103,039
Noncontrolling interests	29,773	25,757
Total stockholders' equity	2,292,133	2,128,796
Total liabilities and stockholders' equity	$16,934,116	$15,172,448

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$107,860	$114,325	$219,028	$225,195
Securities borrowed	12,883	15,517	26,210	32,376
Securities:
Taxable	11,698	13,778	27,393	28,434
Tax-exempt	1,539	1,513	3,149	3,011
Other	951	3,867	4,026	8,922
Total interest income	134,931	149,000	279,806	297,938

Interest expense:
Deposits	11,947	18,036	27,071	35,142
Securities loaned	10,796	13,470	22,073	28,208
Short-term borrowings	2,367	6,897	7,111	12,368
Notes payable	3,768	2,165	6,186	4,346
Junior subordinated debentures	705	986	1,555	1,987
Other	790	162	916	314
Total interest expense	30,373	41,716	64,912	82,365

Net interest income	104,558	107,284	214,894	215,573
Provision for (reversal of) credit losses	66,026	(672)	100,575	279
Net interest income after provision for (reversal of) credit losses	38,532	107,956	114,319	215,294

Noninterest income:
Net gains from sale of loans and other mortgage production income	295,317	131,173	445,803	227,312
Mortgage loan origination fees	45,341	33,409	73,895	55,282
Securities commissions and fees	34,234	34,142	74,303	70,111
Investment and securities advisory fees and commissions	29,120	22,859	52,300	43,019
Other	64,113	55,120	93,537	96,942
Total noninterest income	468,125	276,703	739,838	492,666

Noninterest expense:
Employees' compensation and benefits	276,893	212,959	473,249	399,655
Occupancy and equipment, net	26,174	27,938	45,696	55,717
Professional services	15,737	13,773	30,535	27,882
Other	51,405	49,418	102,630	99,581
Total noninterest expense	370,209	304,088	652,110	582,835

Income from continuing operations before income taxes	136,448	80,571	202,047	125,125
Income tax expense	31,808	18,526	46,956	28,663
Income from continuing operations	104,640	62,045	155,091	96,462
Income (loss) from discontinued operations, net of income taxes	30,775	(2,254)	33,926	3,106
Net income	135,415	59,791	189,017	99,568
Less: Net income attributable to noncontrolling interest	6,939	1,980	10,905	2,971
Income attributable to Hilltop	$128,476	$57,811	$178,112	$96,597

Earnings per common share:
Basic:
Earnings from continuing operations	$1.08	$0.64	$1.60	$1.00
Earnings (losses) from discontinued operations	0.34	(0.02)	0.37	0.03
	$1.42	$0.62	$1.97	$1.03
Diluted:
Earnings from continuing operations	$1.08	$0.64	$1.60	$1.00
Earnings (losses) from discontinued operations	0.34	(0.02)	0.37	0.03
	$1.42	$0.62	$1.97	$1.03
Weighted average share information:
Basic	90,164	93,399	90,337	93,533
Diluted	90,164	93,418	90,337	93,534

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$135,415	$59,791	$189,017	$99,568
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax of $(110), $0, $(1,043) and $0, respectively	(377)	—	(3,577)	—
Net unrealized gains on securities available for sale, net of tax of $927, $2,574, $4,653 and $4,782, respectively	3,245	8,924	15,850	16,473
Reclassification adjustment for gains included in net income, net of tax of $2, $0, $36 and $5, respectively	6	—	121	16
Comprehensive income	138,289	68,715	201,411	116,057
Less: comprehensive income attributable to noncontrolling interest	6,939	1,980	10,905	2,971

Comprehensive income applicable to Hilltop	$131,350	$66,735	$190,506	$113,086

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, March 31, 2019	93,821	$938	$1,491,585	$(1,062)	$499,452	$827	11	$(213)	$1,991,527	$23,604	$2,015,131
Net income	—	—	—	—	57,811	—	—	—	57,811	1,980	59,791
Other comprehensive income	—	—	—	8,924	—	—	—	—	8,924	—	8,924
Stock-based compensation expense	—	—	2,385	—	—	—	—	—	2,385	—	2,385
Common stock issued to board members	7	—	141	—	—	—	—	—	141	—	141
Issuance of common stock related to share-based awards, net	162	2	(1,013)	—	—	—	—	—	(1,011)	—	(1,011)
Repurchases of common stock	(1,215)	(12)	(19,499)	—	(5,469)	—	—	—	(24,980)	—	(24,980)
Dividends on common stock ($0.08 per share)	—	—	—	—	(7,519)	—	—	—	(7,519)	—	(7,519)
Deferred compensation plan	—	—	—	—	—	(39)	(2)	42	3	—	3
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,060)	(1,060)
Balance, June 30, 2019	92,775	$928	$1,473,599	$7,862	$544,275	$788	9	$(171)	$2,027,281	$24,524	$2,051,805

Balance, March 31, 2020	90,108	$901	$1,437,301	$20,939	$676,946	$774	8	$(150)	$2,136,711	$27,022	$2,163,733
Net income	—	—	—	—	128,476	—	—	—	128,476	6,939	135,415
Other comprehensive income	—	—	—	2,874	—	—	—	—	2,874	—	2,874
Stock-based compensation expense	—	—	3,117	—	—	—	—	—	3,117	—	3,117
Common stock issued to board members	8	—	146	—	—	—	—	—	146	—	146
Issuance of common stock related to share-based awards, net	126	1	(556)	—	—	—	—	—	(555)	—	(555)
Repurchases of common stock	(20)	—	(322)	—	30	—	—	—	(292)	—	(292)
Dividends on common stock ($0.09 per share)	—	—	—	—	(8,121)	—	—	—	(8,121)	—	(8,121)
Deferred compensation plan	—	—	—	—	—	4	—	—	4	—	4
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,188)	(4,188)
Balance, June 30, 2020	90,222	$902	$1,439,686	$23,813	$797,331	$778	8	$(150)	$2,262,360	$29,773	$2,292,133

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	96,597	—	—	—	96,597	2,971	99,568
Other comprehensive income	—	—	—	16,489	—	—	—	—	16,489	—	16,489
Stock-based compensation expense	—	—	4,739	—	—	—	—	—	4,739	—	4,739
Common stock issued to board members	15	—	281	—	—	—	—	—	281	—	281
Issuance of common stock related to share-based awards, net	365	4	(1,738)	—	—	—	—	—	(1,734)	—	(1,734)
Repurchases of common stock	(1,215)	(12)	(19,499)	—	(5,469)	—	—	—	(24,980)	—	(24,980)
Dividends on common stock ($0.16 per share)	—	—	—	—	(14,983)	—	—	—	(14,983)	—	(14,983)
Deferred compensation plan	—	—	—	—	—	(37)	(2)	46	9	—	9
Adoption of accounting standards	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,870)	(2,870)
Balance, June 30, 2019	92,775	$928	$1,473,599	$7,862	$544,275	$788	9	$(171)	$2,027,281	$24,524	$2,051,805

Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	178,112	—	—	—	178,112	10,905	189,017
Other comprehensive income	—	—	—	12,394	—	—	—	—	12,394	—	12,394
Stock-based compensation expense	—	—	6,759	—	—	—	—	—	6,759	—	6,759
Common stock issued to board members	18	—	292	—	—	—	—	—	292	—	292
Issuance of common stock related to share-based awards, net	284	3	(1,027)	—	—	—	—	—	(1,024)	—	(1,024)
Repurchases of common stock	(721)	(7)	(11,571)	—	(3,671)	—	—	—	(15,249)	—	(15,249)
Dividends on common stock ($0.18 per share)	—	—	—	—	(16,279)	—	—	—	(16,279)	—	(16,279)
Deferred compensation plan	—	—	—	—	—	2	—	5	7	—	7
Adoption of accounting standards (Note 2)	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,889)	(6,889)
Balance, June 30, 2020	90,222	$902	$1,439,686	$23,813	$797,331	$778	8	$(150)	$2,262,360	$29,773	$2,292,133

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$189,017	$99,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	100,575	279
Depreciation, amortization and accretion, net	8,111	(1,612)
Net change in fair value of equity securities	44	(16)
Deferred income taxes	742	1,824
Other, net	600	5,168
Net change in securities purchased under agreements to resell	(102,426)	10,951
Net change in trading securities	41,539	143,942
Net change in broker-dealer and clearing organization receivables	711,290	(258,976)
Net change in other assets	(136,942)	(5,525)
Net change in broker-dealer and clearing organization payables	(364,631)	138,310
Net change in other liabilities	30,443	(11,544)
Net change in securities sold, not yet purchased	11,523	(36,220)
Proceeds from sale of mortgage servicing rights asset	18,650	—
Net gains from sales of loans	(445,803)	(227,312)
Loans originated for sale	(11,035,100)	(6,783,246)
Proceeds from loans sold	10,870,200	6,790,418
Net cash used in operating activities for continuing operations	(102,168)	(133,991)
Net cash provided by (used in) operating activities for discontinued operations	(28,533)	3,357
Net cash used in operating activities	(130,701)	(130,634)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	49,918	25,726
Proceeds from sales, maturities and principal reductions of securities available for sale	194,336	67,064
Purchases of securities held to maturity	(7,080)	(40,789)
Purchases of securities available for sale	(357,307)	(191,108)
Net change in loans held for investment	(632,976)	(267,006)
Purchases of premises and equipment and other assets	(21,005)	(14,935)
Proceeds from sales of premises and equipment and other real estate owned	17,591	9,777
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	22,905	(11,301)
Net cash used in investing activities for continuing operations	(733,618)	(422,572)
Net cash provided by investing activities for discontinued operations	1,941	11,635
Net cash received from disposal of discontinued operations	84,763	—
Net cash used in investing activities	(646,914)	(410,937)
Financing Activities
Net change in deposits	2,535,125	25,579
Net change in short-term borrowings	(703,846)	273,086
Proceeds from notes payable	860,484	365,270
Payments on notes payable	(666,681)	(362,255)
Payments to repurchase common stock	(15,249)	(24,980)
Dividends paid on common stock	(16,279)	(14,983)
Net cash distributed to noncontrolling interest	(6,889)	(2,870)
Taxes paid on employee stock awards netting activity	(1,025)	(1,734)
Other, net	(311)	(215)
Net cash provided by financing activities	1,985,329	256,898

Net change in cash, cash equivalents and restricted cash	1,207,714	(284,673)
Cash, cash equivalents and restricted cash, beginning of period	642,789	778,466
Cash, cash equivalents and restricted cash, end of period	$1,850,503	$493,793

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,655,492	$303,424
Cash and due from banks, included within assets of discontinued operations	—	38,577
Federal funds sold	385	521
Assets segregated for regulatory purposes	194,626	151,271
Total cash, cash equivalents and restricted cash	$1,850,503	$493,793
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$64,621	$80,880
Cash paid for income taxes, net of refunds	$5,976	$12,504
Supplemental Schedule of Non-Cash Activities
Derecognition of construction in progress related to build-to-suit lease obligations	$—	$29,195
Conversion of loans to other real estate owned	$12,455	$2,931
Additions to mortgage servicing rights	$63,915	$4,408

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

Hilltop Holdings Inc. (“Hilltop” and, collectively with its subsidiaries, the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956. The Company’s primary line of business is to provide business and consumer banking services from offices located throughout Texas through PlainsCapital Bank (the “Bank”). In addition, the Company provides an array of financial products and services through its broker-dealer and mortgage origination subsidiaries.

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of National Lloyds Corporation (“NLC”), which comprises the operations of the insurance segment, for cash proceeds of $154.1 million, subject to post-closing adjustments. Accordingly, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. For further details, see Note 3 to the consolidated financial statements.

As a result of the above noted sale of NLC, the Company, headquartered in Dallas, Texas, provides its products and services through its two remaining primary business units included within continuing operations, PlainsCapital Corporation (“PCC”) and Hilltop Securities Holdings LLC (“Securities Holdings”). PCC is a financial holding company that provides, through its subsidiaries, traditional banking, wealth and investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

As a result of the spread of the the novel coronavirus (“COVID-19”) pandemic, economic uncertainties continue to adversely impact the global economy and has contributed to significant volatility in banking and other financial activity in the areas in which the Company operates. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. Many of these businesses have begun to reopen but may be operating at limited capacity. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. COVID-19 presents material uncertainty which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows

Basis of Presentation

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for credit losses, the fair values of financial instruments, the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. As a result of the sale of NLC on June 30, 2020, the reserve for losses and loss adjustment expenses

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(“LAE”) is not a significant accounting estimate. Other than changes related to the implementation of the current expected credit losses standard (ASU 2016-13), the Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Hilltop Securities Independent Network Inc. (“HTS Independent Network” and collectively with Hilltop Securities, the “Hilltop Broker-Dealers”) and Hilltop Securities Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the SEC and Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, HTS Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation, including reclassifications due to the adoption of new accounting pronouncements and reclassifications due to the presentation of NLC’s results and its assets and liabilities as discontinued operations. In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2019 Form 10-K. As a result of the adoption of ASU 2016-13, which sets forth a “current expected credit loss” model, and related updates, improvements and technical corrections (collectively, “CECL”), the Company has included new or modified significant accounting policies as summarized below.

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

Broker-Dealer Loans. The broker-dealer loan portfolio is evaluated on an individual basis using the collateral maintenance practical expedient. The collateral maintenance practical expedient allows the broker-dealer to compare the fair value of the collateral of each loan as of the reporting date to loan value. The underlying collateral of the loans to customers and correspondents is marked to market daily and any required additional collateral is collected. The allowance represents the amount of unsecured loan balances at the end of the period.

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

Management considers adjustments for these conditions in its allowance for credit loss estimates qualitatively where they may not be measured directly in its individual or collective assessments, including but not limited to:

●	an adjustment to historical loss data to measure credit risk even if that risk is remote and does not meet the scope of assets with zero expected losses;
●	the environmental factors and the areas in which credit is concentrated, such as the regulatory, environmental, or technological environment, the geographical area or key industries, or in the national or regional economic and business conditions where the borrower has exposure;
●	the nature and volume of the company’s financial assets;
●	the borrower’s financial condition, credit rating, credit score, asset quality, or business prospects;
●	the borrower’s ability to make scheduled interest or principal payments;
●	the remaining payment terms of the financial assets and the remaining time to maturity and the timing and extent of prepayments on the financial assets;
●	the volume and severity of past due or adversely classified financial assets;
●	the value of underlying collateral in which the collateral-dependent practical expedient has not been utilized;
●	any updates to credit lending policies and procedures, including lending strategies, underwriting standards, collection and recovery practices, not reflected in the models; and
●	the quality of the internal credit review system.

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

In August 2018, FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software licenses). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendment also includes presentation and disclosure provisions regarding capitalized implementation costs. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company adopted the provisions of this amendment as of January 1, 2020. The impact of this amendment is limited to presentation and disclosure changes that did not have an impact on the Company’s consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13 which sets forth a current expected credit loss model that requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The FASB has issued various updates, improvements and technical corrections to the standard since the issuance of ASU 2016-13. The new standard, which is codified in ASC 326, Financial Instruments – Credit Losses, replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For available for sale securities, the standard modifies the current OTTI model by requiring entities to record an allowance for credit losses rather than reducing the carrying amount of securities. Additionally, the new standard eliminated the former accounting model for PCI loans, but requires an allowance to be recognized for PCD assets. The new standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company’s implementation efforts included, among other activities, the development, testing and validation of credit forecasting models and a new credit scoring system for significant loan portfolio segments, reassessment of risk rating grades and matrix, as well as development of the policies, systems and controls required to fully implement CECL. The new standard is effective for the Company for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings at the date of adoption. On January 1, 2020, the Company adopted the new CECL standard and recorded entries that resulted in an aggregate allowance for credit losses of $83.6 million within the consolidated balance sheets. The transition adjustment resulted in a net of tax, decrease of $5.7 million to opening retained earnings at January 1, 2020. The decrease to retained earnings included an initial estimate of lifetime expected credit losses for PCD loans and was recognized through a balance sheet gross-up. While not material, the impact of the adoption of CECL also affected the Company’s regulatory capital, performance and other asset quality ratios. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

T

3. Discontinued Operations

NLC Sale

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of NLC, which comprises the operations of the insurance segment, for cash proceeds of $154.1 million. During the three months ended June 30, 2020, Hilltop recognized a pre-tax gain associated with this transaction of $32.3 million, net of customary transaction costs of $5.1 million and subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code.

During the first quarter of 2020, management had determined that the pending sale of NLC met the criteria to be presented as discontinued operations. Therefore, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. All related notes to consolidated financial statements for discontinued operations have been included in this note. The following table details the carrying amounts of assets and liabilities of NLC reflected in the consolidated balance sheet under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively.

December 31,
2019
Assets
Cash and due from banks	$51,333
Securities:
Available for sale, at fair value	86,899
Equity, at fair value	19,841
106,740

Premises and equipment, net	9,607
Operating lease right-of-use assets	2,739
Other assets	50,533
Goodwill	23,988
Other intangible assets, net	3,489
Total assets of discontinued operations	$248,429

Liabilities
Notes payable	$27,500
Operating lease liabilities	2,783
Other liabilities	110,391
Total liabilities of discontinued operations	$140,674

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the results of discontinued operations for NLC for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Securities:
Taxable	$814	$906	$1,752	$1,866
Other	4	150	71	292
Total interest income	818	1,056	1,823	2,158

Interest expense:
Notes payable	369	464	775	924

Noninterest income:
Net insurance premiums earned	32,440	33,466	65,077	66,669
Other	5,297	2,702	3,051	6,004
Total noninterest income	37,737	36,168	68,128	72,673

Noninterest expense:
Employees' compensation and benefits	3,225	2,784	6,002	5,986
Occupancy and equipment, net	217	281	464	525
Professional services	9,674	9,980	18,201	18,813
Loss and loss adjustment expenses	25,470	24,981	38,419	39,907
Other	1,511	1,563	3,987	4,696
Total noninterest expense	40,097	39,589	67,073	69,927

Income (loss) from discontinued operations before income taxes	(1,911)	(2,829)	2,103	3,980
Gain on disposal of discontinued operations	32,341	—	32,341	—
Income tax (benefit) expense	(345)	(575)	518	874
Income (loss) from discontinued operations, net of income taxes	$30,775	$(2,254)	$33,926	$3,106

Securities

The available for sale securities held by NLC at December 31, 2019 reflected in the consolidated balance sheets under the caption “Assets of discontinued operations” were primarily comprised of U.S. Treasury, residential mortgage-backed and corporate debt securities with aggregate unrealized gross gains of $2.5 million and measured using Level 2 inputs on a recurring basis. NLC’s available for sale portfolio had nominal unrealized gross losses at December 31, 2019.

NLC had unrealized net gains of $1.1 million from the equity securities held at December 31, 2019, measured using Level 1 inputs on a recurring basis. NLC recognized net gains of $1.9 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, and recognized net losses of $2.5 million and net gains of $1.4 million during the six months ended June 30, 2020 and 2019, respectively, due to changes in the fair value of equity securities still held at the balance sheet date.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Reinsurance Activity

The effects of reinsurance on premiums written and earned are included within discontinued operations for all periods presented and are summarized as follows (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$33,831	$30,638	$35,562	$31,727	$63,811	$61,384	$66,352	$63,463
Reinsurance assumed	3,444	3,208	3,622	3,256	6,396	6,452	6,751	6,448
Reinsurance ceded	(1,406)	(1,406)	(1,517)	(1,517)	(2,759)	(2,759)	(3,242)	(3,242)
Net premiums	$35,869	$32,440	$37,667	$33,466	$67,448	$65,077	$69,861	$66,669

The effects of reinsurance on incurred losses and LAE are included within discontinued operations for all periods and are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Losses and LAE incurred	$25,462	$23,959	$38,225	$38,943
Reinsurance recoverables	8	1,022	194	964
Net loss and LAE incurred	$25,470	$24,981	$38,419	$39,907

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure PrimeLending’s retained mortgage servicing rights (“MSR”) asset and substantially all of mortgage loans held for sale at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2020 and December 31, 2019, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $2.45 billion and $1.94 billion, respectively, and the unpaid principal balance of those loans was $2.33 billion and $1.88 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2020	Inputs	Inputs	Inputs	Fair Value
Trading securities	$50,771	$597,266	$—	$648,037
Available for sale securities	—	1,091,348	—	1,091,348
Equity securities	122	—	—	122
Loans held for sale	—	2,357,115	91,936	2,449,051
Derivative assets	—	148,573	—	148,573
MSR asset	—	—	81,264	81,264
Securities sold, not yet purchased	24,027	31,313	—	55,340
Derivative liabilities	—	58,436	—	58,436

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$689,576	$—	$689,576
Available for sale securities	—	911,493	—	911,493
Equity securities	166	—	—	166
Loans held for sale	—	1,868,518	67,195	1,935,713
Derivative assets	—	33,129	—	33,129
MSR asset	—	—	55,504	55,504
Securities sold, not yet purchased	29,080	14,737	—	43,817
Derivative liabilities	—	17,140	—	17,140

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers to	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	(from) Level 3	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2020
Loans held for sale	$79,588	$34,339	$(26,768)	$2,746	$2,031	$—	$91,936
MSR asset	30,299	59,440	—	—	(8,475)	—	81,264
Total	$109,887	$93,779	$(26,768)	$2,746	$(6,444)	$—	$173,200

Six months ended June 30, 2020
Loans held for sale	$67,195	$48,623	$(30,943)	$8,967	$(1,906)	$—	$91,936
MSR asset	55,504	63,915	(18,650)	—	(19,505)	—	81,264
Total	$122,699	$112,538	$(49,593)	$8,967	$(21,411)	$—	$173,200

Three months ended June 30, 2019
Loans held for sale	$57,844	$14,053	$(11,108)	$(612)	$(3,378)	$—	$56,799
MSR asset	62,049	2,547	—	—	(10,901)	—	53,695
Total	$119,893	$16,600	$(11,108)	$(612)	$(14,279)	$—	$110,494

Six months ended June 30, 2019
Loans held for sale	$50,464	$29,480	$(18,084)	425	$(5,486)	$—	$56,799
MSR asset	66,102	4,408	—	—	(16,815)	—	53,695
Total	$116,566	$33,888	$(18,084)	$425	$(22,301)	$—	$110,494

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2020.

For Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			June 30,				December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2020				2019
Loans held for sale	Discounted cash flows / Market comparable	Projected price	91	-	95%	(94%)	92	-	96%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			13.45%				13.16%
		Discount rate			14.62%				11.14%

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

The MSR asset, which is included in other assets within the Company’s consolidated balance sheets, is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 7 to the consolidated financial statements. The increase in the weighted average discount rate used to value the MSR asset at June 30, 2020, compared to December 31, 2019, addresses the potential effect of the reduction in third-party servicing outlets during the second quarter of 2020 resulting from the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

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

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$24,499	$—	$24,499	$17,179	$—	$17,179
MSR asset	(8,475)	—	(8,475)	(10,901)	—	(10,901)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$58,478	$—	$58,478	$3,855	$—	$3,855
MSR asset	(19,505)	—	(19,505)	(16,815)	—	(16,815)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2020	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,655,877	$1,655,877	$—	$—	$1,655,877
Assets segregated for regulatory purposes	194,626	194,626	—	—	194,626
Securities purchased under agreements to resell	161,457	—	161,457	—	161,457
Held to maturity securities	343,198	—	359,542	—	359,542
Loans held for sale	143,256	—	143,256	—	143,256
Loans held for investment, net	7,693,521	—	422,891	7,508,015	7,930,906
Broker-dealer and clearing organization receivables	1,222,627	—	1,222,627	—	1,222,627
Other assets	72,574	—	70,461	2,113	72,574

Financial liabilities:
Deposits	11,649,598	—	11,668,575	—	11,668,575
Broker-dealer and clearing organization payables	1,158,628	—	1,158,628	—	1,158,628
Short-term borrowings	720,164	—	720,164	—	720,164
Debt	517,170	—	517,170	—	517,170
Other liabilities	9,603	—	9,603	—	9,603

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

The Company held equity investments other than securities of $61.1 million and $36.6 million at June 30, 2020 and December 31, 2019, respectively, which are included within other assets in the consolidated balance sheets. Of the $61.1 million of such equity investments held at June 30, 2020, $20.6 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$19,088	$20,477	$19,771	$20,376
Additional investments	—	—	—	—
Upward adjustments	1,525	101	1,631	202
Impairments and downward adjustments	—	(672)	(789)	(672)
Dispositions	—	—	—	—
Balance, end of period	$20,613	$19,906	$20,613	$19,906

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2020	2019
U.S. Treasury securities	$50,487	$—
U.S. government agencies:
Bonds	33,115	24,680
Residential mortgage-backed securities	135,653	331,601
Commercial mortgage-backed securities	2,114	2,145
Collateralized mortgage obligations	236,139	191,154
Corporate debt securities	52,536	36,973
States and political subdivisions	127,955	93,117
Unit investment trusts	—	3,468
Private-label securitized product	6,342	2,992
Other	3,696	3,446
Totals	$648,037	$689,576

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $55.3 million and $43.8 million at June 30, 2020 and December 31, 2019, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$61,915	$1,315	$—	$63,230
Residential mortgage-backed securities	535,874	17,015	(181)	552,708
Commercial mortgage-backed securities	18,685	846	—	19,531
Collateralized mortgage obligations	400,298	9,088	(252)	409,134
States and political subdivisions	44,324	2,421	—	46,745
Totals	$1,061,096	$30,685	$(433)	$1,091,348

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$84,590	$1,049	$(64)	$85,575
Residential mortgage-backed securities	430,514	6,662	(147)	437,029
Commercial mortgage-backed securities	11,488	543	—	12,031
Collateralized mortgage obligations	333,256	3,175	(815)	335,616
States and political subdivisions	39,969	1,273	—	41,242
Totals	$899,817	$12,702	$(1,026)	$911,493

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$15,693	$846	$—	$16,539
Commercial mortgage-backed securities	159,608	10,945	—	170,553
Collateralized mortgage obligations	96,413	2,431	—	98,844
States and political subdivisions	71,484	2,151	(29)	73,606
Totals	$343,198	$16,373	$(29)	$359,542

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$24,020	$10	$(35)	$23,995
Residential mortgage-backed securities	17,776	295	—	18,071
Commercial mortgage-backed securities	161,624	2,810	(655)	163,779
Collateralized mortgage obligations	113,894	226	(904)	113,216
States and political subdivisions	69,012	1,013	(156)	69,869
Totals	$386,326	$4,354	$(1,750)	$388,930

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Additionally, the Company had unrealized net gains of $0.1 million and $0.1 million at June 30, 2020 and December 31, 2020, respectively, from equity securities with fair values of $0.1 million and $0.2 million held at June 30, 2020 and December 31, 2019, respectively. The Company recognized nominal net gains and net losses during the three and six months ended June 30, 2020 and 2019, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2020 and 2019, net gains recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2020			December 31, 2019
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	$5,000	$—	2	$24,937	$64
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	5,000	—	2	24,937	64
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	25,819	181	37	36,187	87
Unrealized loss for twelve months or longer	—	—	—	2	13,683	58
	2	25,819	181	39	49,870	145
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	9,967	2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	9,967	2
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	7,981	20	15	94,545	446
Unrealized loss for twelve months or longer	12	53,162	232	13	46,217	369
	14	61,143	252	28	140,762	815
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	—	—	—	1	487	—
	—	—	—	1	487	—
Total available for sale:
Unrealized loss for less than twelve months	5	38,800	201	55	165,636	599
Unrealized loss for twelve months or longer	12	53,162	232	16	60,387	427
	17	$91,962	$433	71	$226,023	$1,026

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	June 30, 2020			December 31, 2019
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	2	$9,665	$35
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	9,665	35
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	8	44,610	656
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	8	44,610	656
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	4	23,904	287
Unrealized loss for twelve months or longer	—	—	—	8	59,560	617
	—	—	—	12	83,464	904
States and political subdivisions:
Unrealized loss for less than twelve months	13	4,169	29	38	15,996	124
Unrealized loss for twelve months or longer	—	—	—	4	1,099	31
	13	4,169	29	42	17,095	155
Total held to maturity:
Unrealized loss for less than twelve months	13	4,169	29	52	94,175	1,102
Unrealized loss for twelve months or longer	—	—	—	12	60,659	648
	13	$4,169	$29	64	$154,834	$1,750

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2020 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,056	$6,065	$452	$456
Due after one year through five years	58,432	60,042	987	996
Due after five years through ten years	20,229	20,987	7,068	7,313
Due after ten years	21,522	22,881	62,977	64,841
	106,239	109,975	71,484	73,606

Residential mortgage-backed securities	535,874	552,708	15,693	16,539
Collateralized mortgage obligations	400,298	409,134	96,413	98,844
Commercial mortgage-backed securities	18,685	19,531	159,608	170,553
	$1,061,096	$1,091,348	$343,198	$359,542

The Company recognized net gains of $13.5 million and $2.5 million from its trading portfolio during the three months ended June 30, 2020 and 2019, respectively and $20.5 million and $10.7 million during the six months ended June 30, 2020 and 2019, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $20.8 million and $30.4 million during the three months ended June 30, 2020 and 2019, respectively, and $42.2 million and $55.7 million during the six months ended June 30, 2020 and 2019, respectively. The Company had nominal other realized gains on securities during the three months ended June 30, 2020 and other realized gains on securities of $0.2 million during the six months ended June 30, 2020. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $610.2 million and $576.0 million (with a fair value of $633.1 million and $583.6 million, respectively) at June 30, 2020 and December 31, 2019, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at June 30, 2020 and December 31, 2019.

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

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any declines in value are unrelated to credit loss and are related to changes in market interest rates since purchase. In addition, as of June 30, 2020, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis and therefore,no allowance was recognized on the debt securities portfolio at June 30, 2020. None of the available for sale debt securities held were past due at June 30, 2020.

6. Loans Held for Investment

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2020	2019
Commercial real estate	$3,043,723	$3,000,523
Commercial and industrial (1)	2,736,089	2,025,720
Construction and land development	931,899	940,564
1-4 family residential	672,843	791,020
Consumer	42,459	47,046
Broker-dealer (2)	422,891	576,527
	7,849,904	7,381,400
Allowance for credit losses	(156,383)	(61,136)
Total loans held for investment, net of allowance	$7,693,521	$7,320,264
(1)	Included loans totaling $671.9 million at June 30, 2020 funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2020	2019
Commercial real estate:
Non-owner occupied	$3,519	$3,813
Owner occupied	10,224	3,495
Commercial and industrial	32,259	15,262
Construction and land development	1,404	1,316
1-4 family residential	11,351	7,382
Consumer	308	26
Broker-dealer	—	—
	$59,065	$31,294

At June 30, 2020 and December 31, 2019, an additional $9.2 million and $4.8 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis increased from December 31, 2019 to June 30, 2020, primarily due to the addition of commercial real estate loans totaling $9.1 million, a single commercial and industrial relationship totaling $11.8 million and various 1-4 family residential loans. The increase in commercial real estate loans in non-accrual status

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

at June 30, 2020 of $6.4 million was primarily related to the addition of 24 loans totaling $9.1 million, with a reserve of $1.4 million, that were previously accruing at December 31, 2019. This increase from December 31, 2019 was partially offset by the settlement of a single loan accounted for on a non-accrual basis with a carrying amount of $2.5 million. The increase in commercial and industrial loans in non-accrual status since December 31, 2019 was primarily due to a single relationship that included three loans totaling $11.8 million and had a $4.8 million reserve at June 30, 2020 and a CECL transition gross-up adjustment of $4.6 million related to a loan with an amortized cost of $6.8 million and a reserve of $4.4 million at June 30, 2020. The increase in 1-4 family residential loans in non-accrual status at June 30, 2020, compared to December 31, 2019, was primarily related to the classification of $4.0 million of loans as non-accrual, that were previously classified as accruing.

The following table provides further details associated with non-accrual loans (in thousands).

	Non-accrual Loans			Interest Income Recognized (1)
	With	With No		Three Months Ended	Six Months Ended
June 30, 2020	Allowance	Allowance	Total	June 30, 2020	June 30, 2020
Commercial real estate:
Non-owner occupied	$2,174	$1,345	$3,519	$86	$(11)
Owner occupied	2,277	7,947	10,224	69	85
Commercial and industrial	25,566	6,693	32,259	102	402
Construction and land development	198	1,206	1,404	31	53
1-4 family residential	1,252	10,099	11,351	182	1,165
Consumer	308	—	308	2	(3)
Broker-dealer	—	—	—	—	—
	$31,775	$27,290	$59,065	$472	$1,691
(1)	Interest income recognized on non-accrual loans during the three and six months ended June 30, 2019 was $0.3 million and $0.7 million, respectively.

The Company considers non-accrual loans to be collateral-dependent unless there are underlying mitigating circumstances. The practical expedient to measure the allowance using the fair value of the collateral has been implemented.

The Bank classifies loan modifications as troubled debt restructurings (“TDRs”) when it concludes that it has both granted a concession to a debtor and that the debtor is experiencing financial difficulties. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. The Bank modifies loans by reducing interest rates and/or lengthening loan amortization schedules. The Bank may also reconfigure a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans, the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. Therefore, the Bank is not reporting COVID-19 related modifications as TDRs. The Bank’s COVID-19 payment deferral programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan. As of June 30, 2020, the Bank’s actions included approval of $968.1 million in COVID-19 related loan modifications. The extent to which these measures will impact the Bank is uncertain, and any progression of these loans into non-accrual status, during future periods is uncertain and will depend on future developments that cannot be predicted.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding TDRs granted during the three and six months ended June 30, 2020, is shown in the following table (dollars in thousands). At June 30, 2020, the Bank had $0.1 million of unadvanced commitments to borrowers whose loans had been restructured in TDRs, while such unadvanced commitments were nominal at December 31, 2019.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	—	—	—	—	—	—
Commercial and industrial	1	6,750	2,000	3	7,993	7,973
Construction and land development	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	1	$6,750	$2,000	3	$7,993	$7,973

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	—	—	—	—	—	—
Commercial and industrial	2	7,839	3,166	3	7,993	7,973
Construction and land development	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	2	$7,839	$3,166	3	$7,993	$7,973

The following table presents information regarding TDRs granted during the twelve months preceding June 30, 2020, for which a payment was at least 30 days past due (dollars in thousands). There were no TDRs granted during the twelve months preceding June 30, 2019 for which a payment was at least 30 days past due.

Twelve Months Preceding June 30, 2020
	Number of	Balance at	Balance at
	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—
Owner occupied	—	—	—
Commercial and industrial	1	1,625	1,421
Construction and land development	—	—	—
1-4 family residential	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
	1	$1,625	$1,421

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
June 30, 2020	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,662	$—	$1,313	$2,975	$1,729,473	$1,732,448	$—
Owner occupied	1,822	681	6,662	9,165	1,302,110	1,311,275	—
Commercial and industrial	1,325	—	6,909	8,234	2,727,855	2,736,089	939
Construction and land development	3,755	—	29	3,784	928,115	931,899	—
1-4 family residential	8,700	1,807	5,755	16,262	656,581	672,843	—
Consumer	72	22	284	378	42,081	42,459	—
Broker-dealer	—	—	—	—	422,891	422,891	—
	$17,336	$2,510	$20,952	$40,798	$7,809,106	$7,849,904	$939

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
December 31, 2019	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$4,062	$—	$2,790	$6,852	$1,702,500	$1,709,352	$—
Owner occupied	1,813	880	3,265	5,958	1,285,213	1,291,171	—
Commercial and industrial	5,967	1,735	3,395	11,097	2,014,623	2,025,720	3
Construction and land development	7,580	1,827	—	9,407	931,157	940,564	—
1-4 family residential	12,058	3,442	6,520	22,020	769,000	791,020	—
Consumer	455	34	—	489	46,557	47,046	—
Broker-dealer	—	—	—	—	576,527	576,527	—
	$31,935	$7,918	$15,970	$55,823	$7,325,577	$7,381,400	$3

In addition to the loans shown in the tables above, PrimeLending had $123.7 million and $102.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $125.2 million and $104.0 million, respectively) that were 90 days past due and accruing interest at June 30, 2020 and December 31, 2019, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels and (iv) general economic conditions in state and local markets. The Company defines classified loans as loans with a risk rating of substandard, doubtful or loss.

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

	Amortized Cost Basis by Origination Year
						2015 and
June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$8,455	$39,658	$5,310	$12,951	$13,452	$16,990	$402	$97,218
Internal Grade 4-7 (Pass normal risk)	123,378	157,843	160,125	124,013	160,255	105,776	22,671	854,061
Internal Grade 8-11 (Pass high risk and watch)	114,528	133,162	128,832	106,085	144,102	66,126	381	693,216
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	3,620	10,571	8,550	13,949	8,153	39,591	—	84,434
Internal Grade 14 (Substandard non-accrual)	—	—	—	882	222	2,415	—	3,519
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$28,290	$30,841	$11,075	$30,513	$23,041	$46,508	$2	$170,270
Internal Grade 4-7 (Pass normal risk)	104,569	143,052	216,241	84,590	69,401	111,861	29,618	759,332
Internal Grade 8-11 (Pass high risk and watch)	75,276	83,909	65,866	29,401	30,419	40,902	9,644	335,417
Internal Grade 12 (Special mention)	—	—	—	—	—	30	—	30
Internal Grade 13 (Substandard accrual)	4,418	2,427	3,945	7,614	6,840	10,758	—	36,002
Internal Grade 14 (Substandard non-accrual)	552	—	270	5,591	2,881	930	—	10,224
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$22,556	$12,880	$6,327	$5,761	$4,310	$698	$19,218	$71,750
Internal Grade 4-7 (Pass normal risk)	56,557	107,050	70,933	56,709	23,741	16,322	367,699	699,011
Internal Grade 8-11 (Pass high risk and watch)	66,368	84,275	50,768	20,955	33,751	3,035	183,972	443,124
Internal Grade 12 (Special mention)	6,211	1,337	—	350	—	—	301	8,199
Internal Grade 13 (Substandard accrual)	3,260	3,087	10,155	1,447	5,618	666	11,525	35,758
Internal Grade 14 (Substandard non-accrual)	11,441	10,413	1,851	446	646	3,448	4,014	32,259
Construction and land development
Internal Grade 1-3 (Pass low risk)	$5,880	$6,986	$22,927	$279	$1,115	$311	$2,224	$39,722
Internal Grade 4-7 (Pass normal risk)	121,835	184,223	75,290	32,349	7,530	4,572	23,898	449,697
Internal Grade 8-11 (Pass high risk and watch)	86,018	158,812	137,512	18,524	3,701	1,050	8,398	414,015
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	1,112	—	5,356	—	—	—	6,468
Internal Grade 14 (Substandard non-accrual)	—	437	29	—	769	169	—	1,404
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	1,884	82	1,467	—	—	—	—	3,433
FICO greater than 720	6,086	5,330	5,744	—	—	—	—	17,160
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	—	—	—	—	—	—	—	—
1-4 family residential
FICO less than 620	$719	$882	$3,704	$229	$1,049	$38,230	$538	$45,351
FICO between 620 and 720	8,514	23,071	11,113	9,476	13,609	46,358	1,428	113,569
FICO greater than 720	44,434	110,514	94,278	49,710	48,653	95,031	6,342	448,962
Substandard non-accrual	—	—	—	98	476	10,777	—	11,351
Other (1)	11,881	18,060	9,735	2,211	1,418	9,764	541	53,610
Consumer
FICO less than 620	$594	$1,625	$155	$155	$53	$90	$356	$3,028
FICO between 620 and 720	2,795	4,283	792	846	156	125	2,347	11,344
FICO greater than 720	7,075	5,027	3,487	410	450	66	4,584	21,099
Substandard non-accrual	—	—	—	35	—	23	250	308
Other (1)	3,893	2,123	364	59	50	—	191	6,680

Total loans with credit quality measures	$931,087	$1,343,072	$1,106,845	$620,994	$605,861	$672,622	$700,544	$5,981,025
Commercial and industrial (mortgage warehouse lending)								$774,129
Commercial and industrial (Paycheck Protection Program loans)								$671,859
Broker-Dealer (margin loans and correspondent receivables)								$422,891
Total loans held for investment								$7,849,904

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Allowance for Credit Losses for Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management revised its methodology for determining the allowance for credit losses upon the implementation of CECL. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of June 30, 2020. While the Company believes it has an appropriate allowance for the existing loan portfolio at June 30, 2020, additional provision for losses on existing loans may be necessary in the future.

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

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of June 30, 2020, the Company utilized a single macroeconomic baseline scenario published by a third party in June 2020 that was updated for continued deterioration in the U.S. economic outlook due to COVID-19 conditions.

The COVID-19 pandemic has resulted in a weak labor market and weak overall economic conditions that will affect borrowers across our lending portfolios and significant judgment is required to estimate the severity and duration of the current economic downturn, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts regarding the duration and severity of the economic downturn are rapidly changing and remain highly uncertain as the resurgence of COVID-19 cases evolves nationally and in key geographies. It is difficult to predict exactly how borrower behavior will be impacted by these economic conditions as the effectiveness of government stimulus, customer relief and enhanced unemployment benefits should help mitigate in the short term, but the extent and duration of government stimulus as well as performance of recently implemented payment deferral programs remains uncertain.

The increase in the allowance for credit losses for loans held for investment during the six months ended June 30, 2020 was primarily attributable to changes within the Bank. As previously discussed, during the first quarter of 2020, the Company adopted the new CECL standard and recorded transition adjustment entries that resulted in an allowance for credit losses of $73.7 million as of January 1, 2020, an increase of $12.6 million. This increase included an increase in credit losses of $18.9 million from the expansion of the loss horizon to life of loan, partially offset by the elimination of the non-credit component within the historical allowance related to previously categorized PCI loans of $6.3 million.

During the three and six months ended June 30, 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $6.2 million and $23.8 million, respectively, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $59.9 million and $76.6 million, respectively, of the total respective provision primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The changes in the allowance for credit losses during the noted periods were also attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades. The change in the allowance during the three and six months ended June 30, 2020 was also impacted by net charge-offs of $16.4 million and $17.9 million, respectively, primarily associated with loans specifically reserved for during the first quarter of 2020.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$53,939	$—	$56,875	$(4,274)	$11	$106,551
Commercial and industrial	38,550	—	5,176	(12,544)	681	31,863
Construction and land development	6,360	—	2,031	—	2	8,393
1-4 family residential	6,365	—	1,199	(170)	5	7,399
Consumer	1,203	—	319	(197)	104	1,429
Broker-dealer	322	—	426	—	—	748
Total	$106,739	$—	$66,026	$(17,185)	$803	$156,383

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$31,595	$8,073	$71,350	$(4,488)	$21	$106,551
Commercial and industrial	17,964	3,193	23,622	(13,984)	1,068	31,863
Construction and land development	4,878	577	2,938	(2)	2	8,393
1-4 family residential	6,386	(29)	1,400	(373)	15	7,399
Consumer	265	748	565	(373)	224	1,429
Broker-dealer	48	—	700	—	—	748
Total	$61,136	$12,562	$100,575	$(19,220)	$1,330	$156,383

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2019	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$26,845	$—	$(1,731)	$—	$—	$25,114
Commercial and industrial	21,268	—	1,254	(2,430)	322	20,414
Construction and land development	5,908	—	(1,512)	—	—	4,396
1-4 family residential	4,331	—	1,447	(871)	17	4,924
Consumer	409	—	(128)	(10)	12	283
Broker-dealer	48	—	(2)	—	—	46
Total	$58,809	$—	$(672)	$(3,311)	$351	$55,177

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2019	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$27,100	$—	$(1,986)	$—	$—	$25,114
Commercial and industrial	21,980	—	1,712	(4,248)	970	20,414
Construction and land development	6,061	—	(1,665)	—	—	4,396
1-4 family residential	3,956	—	1,836	(899)	31	4,924
Consumer	267	—	458	(464)	22	283
Broker-dealer	122	—	(76)	—	—	46
Total	$59,486	$—	$279	$(5,611)	$1,023	$55,177

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$30,299	$62,049	$55,504	$66,102
Additions	59,440	2,547	63,915	4,408
Sales	—	—	(18,650)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(6,284)	(8,739)	(15,878)	(13,772)
Due to customer payoffs	(2,191)	(2,162)	(3,627)	(3,043)
Balance, end of period	$81,264	$53,695	$81,264	$53,695

	June 30,	December 31,
	2020	2019
Mortgage loans serviced for others	$8,635,201	$4,948,441
MSR asset as a percentage of serviced mortgage loans	0.94%	1.12%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2020	2019
Weighted average constant prepayment rate	13.45%	13.16%
Weighted average discount rate	14.62%	11.14%
Weighted average life (in years)	5.9	6.0

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2020	2019
Constant prepayment rate:
Impact of 10% adverse change	$(3,838)	$(3,072)
Impact of 20% adverse change	(7,458)	(5,943)
Discount rate:
Impact of 10% adverse change	(3,434)	(2,094)
Impact of 20% adverse change	(6,569)	(4,028)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.1 million and $6.6 million during the three months ended June 30, 2020 and 2019, respectively, and $11.0 million and $12.9 million during the six months ended June 30, 2020 and 2019, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2020	2019
Noninterest-bearing demand	$3,467,500	$2,769,556
Interest-bearing:
Demand accounts	2,065,586	1,881,614
Brokered - demand	545,185	—
Money market	3,049,638	2,641,116
Brokered - money market	159,992	5,000
Savings	240,230	199,076
Time	1,423,236	1,505,375
Brokered - time	698,231	30,477
	$11,649,598	$9,032,214

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2020	2019
Federal funds purchased	$135,650	$81,625
Securities sold under agreements to repurchase	352,150	612,125
Federal Home Loan Bank	—	600,000
Short-term bank loans	15,000	111,000
Commercial paper	217,364	19,260
	$720,164	$1,424,010

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

	Six Months Ended June 30,
	2020	2019
Average balance during the period	$605,396	$621,268
Average interest rate during the period	1.29%	2.54%

	June 30,	December 31,
	2020	2019
Average interest rate at end of period	0.48%	1.97%
Securities underlying the agreements at end of period:
Carrying value	$360,743	$612,515
Estimated fair value	$386,732	$661,023

Federal Home Loan Bank (“FHLB”) short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Six Months Ended June 30,
	2020	2019
Average balance during the period	$77,692	$159,945
Average interest rate during the period	1.62%	2.47%

	June 30,	December 31,
	2020	2019
Average interest rate at end of period	—%	1.56%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2020 and December 31, 2019 was 1.08% and 2.52%, respectively.

During the fourth quarter of 2019, Hilltop Securities initiated two commercial paper programs, in the ordinary course of its business, of which the net proceeds (after deducting related issuance expenses) from the sale will be used for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of June 30, 2020, the weighted average maturity of the CP Notes was 139 days at a rate of 2.23%. At June 30, 2020, the aggregate amount outstanding under these secured arrangements was $217.4 million, which was collateralized by securities held for firm accounts valued at $120.4 million.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2020	2019
Senior Notes due April 2025, net of discount of $1,149 and $1,232, respectively	$148,851	$148,768
Subordinated Notes due May 2030, net of discount of $835	49,165	—
Subordinated Notes due May 2035, net of discount of $2,474	147,526	—
FHLB notes, including premium of $115 and $146, respectively, with maturities ranging from September 2020 to June 2030	28,058	28,848
Ventures Management lines of credit due August 2020	76,558	78,653
	$450,158	$256,269

Subordinated Notes

On May 7, 2020, Hilltop completed a public offering of $50 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due May 15, 2030 (the “2030 Subordinated Notes”) and $150 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due May 15, 2035 (the “2035 Subordinated Notes,”) (collectively, the “Subordinated Notes”). The price for the Subordinated Notes was 100% of the principal amount of the Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $3.4 million, were $196.6 million. Hilltop intends to use the net proceeds of the offerings for general corporate purposes.

The 2030 Subordinated Notes and the 2035 Subordinated Notes will mature on May 15, 2030 and May 15, 2035, respectively. Hilltop may redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining regulatory approval, beginning with the interest payment date of May 15, 2025 for the 2030 Subordinated Notes and beginning with the interest payment date of May 15, 2030 for the 2035 Subordinated Notes, in each case at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed plus accrued and unpaid interest to but excluding the date of redemption.

The 2030 Subordinated Notes bear interest at the rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate (“SOFR rate”), plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at the rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	June 30,	December 31,
	2020	2019
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(4,473)	(4,178)
Premises and equipment, net	$3,307	$3,602

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$10,621	$10,599	$21,251	$21,130
Less operating lease and sublease income	(354)	(663)	(972)	(1,050)
Net operating lease cost	$10,267	$9,936	$20,279	$20,080

Finance lease cost:
Amortization of ROU assets	$147	$147	$295	$295
Interest on lease liabilities	141	150	285	302
Total finance lease cost	$288	$297	$580	$597

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,075	$19,810
Operating cash flows from finance leases	285	302
Financing cash flows from finance leases	312	290
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$8,476	$24,188
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	June 30, 2020
	Weighted Average
	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate
Operating	5.7	4.98%
Finance	6.1	4.80%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Future minimum lease payments under the Leasing Standard as of June 30, 2020, under lease agreements that had commenced as of or subsequent to January 1, 2019, are presented below (in thousands).

	Operating Leases	Finance Leases
2020	$18,439	$600
2021	32,952	1,212
2022	26,876	1,241
2023	21,297	1,280
2024	14,143	1,163
Thereafter	38,057	2,297
Total minimum lease payments	$151,764	$7,793
Less amount representing interest	(20,353)	(2,610)
Lease liabilities	$131,411	$5,183

As of June 30, 2020, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $1.2 million. These operating leases are expected to commence between August 2020 and June 2021 with lease terms ranging from five to six years.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.2 million at June 30, 2020.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates from continuing operations were 23.3% and 23.0% for the three months ended June 30, 2020 and 2019, respectively, and 23.2% and 22.9% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rates approximated statutory rates and include the effect of investments in tax-exempt instruments, offset by non-deductible expenses.

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

An additional reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. Factors considered in the calculation of this reserve include, but are not limited to, the total volume of loans sold exclusive of specific claimant requests, actual claim settlements and the severity of estimated losses resulting from future claims, and the mortgage origination segment’s history of successfully curing defects identified in claim requests. In addition, the mortgage origination segment has considered that GNMA, FNMA and FHLMC have imposed certain restrictions on loans the agencies will accept under a forbearance agreement resulting from the COVID-19 pandemic, which could increase the magnitude of indemnification losses on these loans.

While the mortgage origination segment’s sales contracts typically include borrower early payment default repurchase provisions, these provisions have not been a primary driver of claims to date, and therefore, are not a primary factor considered in the calculation of this reserve.

At June 30, 2020 and December 31, 2019, the mortgage origination segment’s indemnification liability reserve totaled $15.5 million and $11.8 million, respectively. The provision for indemnification losses was $3.9 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, and $4.6 million and $1.3 million during the six months ended June 30, 2020 and 2019, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$34,779	$30,112	$32,144	$33,784
Claims made	6,141	6,504	12,212	9,686
Claims resolved with no payment	(673)	(1,579)	(1,657)	(7,266)
Repurchases	(5,053)	(1,478)	(7,383)	(2,645)
Indemnification payments	—	(485)	(122)	(485)
Balance, end of period	$35,194	$33,074	$35,194	$33,074

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$12,148	$10,721	$11,776	$10,701
Additions for new sales	2,897	792	3,622	1,281
Repurchases	(210)	(127)	(480)	(209)
Early payment defaults	(359)	(97)	(402)	(239)
Indemnification payments	—	(92)	(40)	(95)
Change in reserves for loans sold in prior years	987	(364)	987	(606)
Balance, end of period	$15,463	$10,833	$15,463	$10,833

	June 30,	December 31,
	2020	2019
Reserve for Indemnification Liability:
Specific claims	$1,423	$1,071
Incurred but not reported claims	14,040	10,705
Total	$15,463	$11,776

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at June 30, 2020 and outstanding financial and performance standby letters of credit of $90.3 million at June 30, 2020.

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$7,209	$2,255	$2,075	$2,366
Transition adjustment CECL accounting standard	—	—	3,837	—
Expense (reversal of expense)	1,822	8	3,119	(103)
Balance, end of period	$9,031	$2,263	$9,031	$2,263

As previously discussed, the Company adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three and six months ended June 30, 2020, the increases in the reserve for unfunded commitments were primarily due to a deteriorating economic outlook associated with the impact of the market disruption caused by COVID-19 conditions.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At June 30, 2020, 22,785 shares of common stock remained available for issuance pursuant to awards granted under the 2012 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan was $3.3 million and $2.5 million during the three months ended June 30, 2020 and 2019, respectively, and $7.1 million and $5.0 million during the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020 and 2019, Hilltop granted 18,397 and 14,895 shares of common stock, respectively, pursuant to the 2012 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the six months ended June 30, 2020 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2019	1,437	$22.64
Granted	535	$21.91
Vested/Released	(338)	$27.06
Forfeited	(20)	$22.61
Balance, June 30, 2020	1,614	$21.47

Vested/Released RSUs include an aggregate of 54,665 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2020. Pursuant to certain RSU award agreements, an aggregate of 5,482 vested RSUs at June 30, 2020 require deferral of the settlement in shares and statutory tax obligations to a future date.

During the six months ended June 30, 2020, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 520,510 RSUs pursuant to the 2012 Plan. Of the RSUs granted during the six months ended June 30, 2020, 395,378 that were outstanding at June 30, 2020, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the six months ended June 30, 2020, 122,232 that were outstanding at June 30, 2020, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At June 30, 2020, in the aggregate, 1,324,410 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 289,493 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2020, unrecognized compensation expense related to outstanding RSUs of $21.7 million is expected to be recognized over a weighted average period of 1.80 years.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

The following tables show PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of June 30, 2020 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum Capital
			Requirements
			Including	To Be Well
	Actual		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
June 30, 2020
Tier 1 capital (to average assets):
PlainsCapital	$1,333,686	10.37%	4.0%	5.0%
Hilltop	2,045,096	12.60%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,333,686	14.03%	7.0%	6.5%
Hilltop	1,980,096	18.46%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,333,686	14.03%	8.5%	8.0%
Hilltop	2,045,096	19.06%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,414,838	14.88%	10.5%	10.0%
Hilltop	2,340,456	21.82%	10.5%	N/A

			Minimum Capital
			Requirements
			Including	To Be Well
	Actual		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
December 31, 2019
Tier 1 capital (to average assets):
PlainsCapital	$1,236,289	11.61%	4.0%	5.0%
Hilltop	1,822,970	12.71%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,236,289	13.45%	7.0%	6.5%
Hilltop	1,776,381	16.70%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,236,289	13.45%	8.5%	8.0%
Hilltop	1,822,970	17.13%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,299,453	14.13%	10.5%	10.0%
Hilltop	1,867,771	17.55%	10.5%	N/A

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

At June 30, 2020, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$281,682	$3,019
Less: required net capital	8,241	250
Excess net capital	$273,441	$2,769

Net capital as a percentage of aggregate debit items	68.4%
Net capital in excess of 5% aggregate debit items	$261,080

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At June 30, 2020 and December 31, 2019, the Hilltop Broker-Dealers held cash of $194.6 million and $157.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2020 or December 31, 2019.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of June 30, 2020, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the six months ended June 30, 2020 and 2019, the Company declared and paid cash dividends of $0.18 and $0.16 per common share, or an aggregate of $16.3 million and $15.0 million, respectively.

On July 23, 2020, Hilltop’s board of directors declared a quarterly cash dividend of $0.09 per common share, payable on August 31, 2020, to all common stockholders of record as of the close of business on August 14, 2020.

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

During the six months ended June 30, 2020, the Company paid $15.2 million to repurchase an aggregate of 720,901 shares of common stock at an average price of $21.13 per share. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 23 to the consolidated financial statements included in the Company’s 2019 Form 10-K.

As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and Hilltop’s commitment to maintain strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, Hilltop’s board of directors suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$47,267	$(783)	$67,143	$17,405
Hilltop Broker-Dealers	20,149	12,581	12,008	10,774
Bank	(0)	(85)	(135)	(146)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	June 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$2,782,720	$101,210	$914,526	$18,222
Customer-based written options	—	—	31,200	—
Customer-based purchased options	—	—	31,200	—
Commitments to purchase MBSs	2,056,173	15,779	3,346,946	3,321
Commitments to sell MBSs	5,695,995	(20,613)	5,988,198	(5,904)
Interest rate swaps	47,399	(2,147)	15,012	(178)
U.S. Treasury bond futures and options (1)	113,100	—	283,500	—
Eurodollar futures (1)	14,000	—	934,000	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$105,000	$(4,092)	$50,000	$528

(1)    Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

The increase in the estimated fair value of the IRLCs at June 30, 2020, compared to December 31, 2019, was driven by the accelerated decrease in mortgage interest rates during the six months ended June 30, 2020 triggered by the economic impact of the COVID-19 pandemic, and an increase in the average value of individual IRLCs. The increase in average value of individual IRLCs was primarily driven by PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic.

PrimeLending had cash collateral advances totaling $21.1 million and $4.5 million to offset net liability derivative positions on its commitments to sell MBSs at June 30, 2020 and December 31, 2019, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $1.4 million and $3.7 million on U.S. Treasury bond futures and options and Eurodollar futures at June 30, 2020 and December 31, 2019, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2020
Securities borrowed:
Institutional counterparties	$1,112,826	$—	$1,112,826	$(1,070,763)	$—	$42,063

Reverse repurchase agreements:
Institutional counterparties	161,457	—	161,457	(160,658)	—	799

Forward MBS derivatives:
Institutional counterparties	15,779	—	15,779	(15,779)	—	—
	$1,290,062	$—	$1,290,062	$(1,247,200)	$—	$42,862
December 31, 2019
Securities borrowed:
Institutional counterparties	$1,634,782	$—	$1,634,782	$(1,586,820)	$—	$47,962

Reverse repurchase agreements:
Institutional counterparties	59,031	—	59,031	(58,619)	—	412

Forward MBS derivatives:
Institutional counterparties	3,640	—	3,640	(3,640)	—	—
	$1,697,453	$—	$1,697,453	$(1,649,079)	$—	$48,374

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2020
Securities loaned:
Institutional counterparties	$982,070	$—	$982,070	$(948,012)	$—	$34,058

Interest rate swaps:
Institutional counterparties	2,147	—	2,147	(1,946)	—	201

Repurchase agreements:
Institutional counterparties	347,344	—	347,344	(347,344)	—	—
Customer counterparties	4,806	—	4,806	(4,806)	—	—

Forward MBS derivatives:
Institutional counterparties	20,824	(211)	20,613	(928)	—	19,685
	$1,357,191	$(211)	$1,356,980	$(1,303,036)	$—	$53,944
December 31, 2019
Securities loaned:
Institutional counterparties	$1,555,964	$—	$1,555,964	$(1,509,933)	$—	$46,031

Interest rate swaps:
Institutional counterparties	178	—	178	(112)	—	66

Repurchase agreements:
Institutional counterparties	586,651	—	586,651	(586,651)	—	—
Customer counterparties	25,474	—	25,474	(25,474)	—	—

Forward MBS derivatives:
Institutional counterparties	6,890	(667)	6,223	(2,384)	—	3,839
	$2,175,157	$(667)	$2,174,490	$(2,124,554)	$—	$49,936

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2020 and December 31, 2019.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2020	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$4,806	$46,260	$46,061	$—	$97,127
Asset-backed securities	159,092	55,057	40,874	—	255,023

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	981,957	—	—	—	981,957
Total	$1,145,968	$101,317	$86,935	$—	$1,334,220

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,334,220
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2019	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$45,950	$—	$—	$—	$45,950
Asset-backed securities	257,396	12,892	295,887	—	566,175

Securities lending transactions:
Corporate securities	120	—	—	—	120
Equity securities	1,555,844	—	—	—	1,555,844
Total	$1,859,310	$12,892	$295,887	$—	$2,168,089

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,168,089
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2020	2019
Receivables:
Securities borrowed	$1,112,826	$1,634,782
Securities failed to deliver	94,348	18,726
Trades in process of settlement	—	104,922
Other	15,453	21,850
	$1,222,627	$1,780,280
Payables:
Securities loaned	$982,070	$1,555,964
Correspondents	39,810	37,036
Securities failed to receive	88,641	8,568
Trades in process of settlement	40,456	—
Other	7,651	3,950
	$1,158,628	$1,605,518

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

The banking segment includes the operations of the Bank. The broker-dealer segment includes the operations of Securities Holdings and the mortgage origination segment is composed of PrimeLending.

As discussed in Note 3 to the consolidated financial statements, during the first quarter of 2020, management had determined that the insurance segment met the criteria to be presented as discontinued operations. On June 30, 2020, Hilltop completed the sale of NLC. Accordingly, insurance segment results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements and in the tables below.

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

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$94,102	$9,663	$(1,667)	$—	$(3,232)	$5,692	$104,558
Provision for credit losses	65,600	426	—	—	—	—	66,026
Noninterest income	10,656	122,961	340,487	—	550	(6,529)	468,125
Noninterest expense	56,622	104,411	200,493	—	8,888	(205)	370,209
Income (loss) from continuing operations before taxes	(17,464)	27,787	138,327	—	(11,570)	(632)	136,448
Income (loss) from discontinued operations before taxes	—	—	—	(1,911)	32,341	—	30,430
	$(17,464)	$27,787	$138,327	$(1,911)	$20,771	$(632)	$166,878

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$188,025	$22,836	$(1,299)	$—	$(4,888)	$10,220	$214,894
Provision for credit losses	99,875	700	—	—	—	—	100,575
Noninterest income	19,427	209,170	519,455	—	2,838	(11,052)	739,838
Noninterest expense	113,589	185,350	340,045	—	13,741	(615)	652,110
Income (loss) from continuing operations before taxes	(6,012)	45,956	178,111	—	(15,791)	(217)	202,047
Income from discontinued operations before taxes	—	—	—	2,103	32,341	—	34,444
	$(6,012)	$45,956	$178,111	$2,103	$16,550	$(217)	$236,491

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$93,423	$11,410	$(1,031)	$—	$(1,331)	$4,813	$107,284
Provision for (reversal of) credit losses	(670)	(2)	—	—	—	—	(672)
Noninterest income	10,742	105,559	164,548	—	648	(4,794)	276,703
Noninterest expense	58,251	94,870	141,721	—	9,274	(28)	304,088
Income (loss) from continuing operations before taxes	46,584	22,101	21,796	—	(9,957)	47	80,571
Loss from discontinued operations before taxes	—	—	—	(2,829)	—	—	(2,829)
	$46,584	$22,101	$21,796	$(2,829)	$(9,957)	$47	$77,742

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$186,113	$24,260	$(1,499)	$—	$(2,661)	$9,360	$215,573
Provision for (reversal of) credit losses	355	(76)	—	—	—	—	279
Noninterest income	21,362	196,865	282,580	—	1,360	(9,501)	492,666
Noninterest expense	118,977	182,677	256,398	—	24,836	(53)	582,835
Income (loss) from continuing operations before taxes	88,143	38,524	24,683	—	(26,137)	(88)	125,125
Income from discontinued operations before taxes	—	—	—	3,980	—	—	3,980
	$88,143	$38,524	$24,683	$3,980	$(26,137)	$(88)	$129,105

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
June 30, 2020
Goodwill	$247,368	$7,008	$13,071	$—	$—	$—	$267,447

Total assets	$13,575,474	$2,954,978	$2,972,527	$—	$2,828,281	$(5,397,144)	$16,934,116

December 31, 2019
Goodwill	$247,368	$7,008	$13,071	$—	$—	$—	$267,447

Assets of discontinued operations	$—	$—	$—	$248,429	$—	$—	$248,429
Total assets	$11,147,344	$3,457,068	$2,357,415	$248,429	$2,393,604	$(4,431,412)	$15,172,448

22. Earnings per Common Share

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, if applicable. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method since there were no instruments which qualified as participating securities during the three or six months ended June 30, 2020 or 2019.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and six months ended June 30, 2020 and 2019, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Income from continuing operations	97,701	$60,065	$144,186	$93,491
Income from discontinued operations	30,775	(2,254)	33,926	3,106
Income attributable to Hilltop	$128,476	$57,811	$178,112	$96,597

Weighted average shares outstanding - basic	90,164	93,399	90,337	93,533

Basic earnings per common share:
Income from continuing operations	$1.08	$0.64	$1.60	$1.00
Income from discontinued operations	0.34	(0.02)	0.37	0.03
	$1.42	$0.62	$1.97	$1.03

Diluted earnings per share:
Income from continuing operations	$97,701	$60,065	$144,186	$93,491
Income from discontinued operations	30,775	(2,254)	33,926	3,106
Income attributable to Hilltop	$128,476	$57,811	$178,112	$96,597

Weighted average shares outstanding - basic	90,164	93,399	90,337	93,533
Effect of potentially dilutive securities	—	19	—	1
Weighted average shares outstanding - diluted	90,164	93,418	90,337	93,534

Diluted earnings per common share:
Income from continuing operations	$1.08	$0.64	$1.60	$1.00
Income from discontinued operations	0.34	(0.02)	0.37	0.03
	$1.42	$0.62	$1.97	$1.03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings), Hilltop Securities and HTS Independent Network are collectively referred to as the “Hilltop Broker-Dealers”, references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (formerly a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, such as the current outbreak of a novel strain of coronavirus (“COVID-19”) that the World Health Organization (“WHO”) declared a global pandemic in March 2020, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, use of proceeds from offerings, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, including as a result of the “current expected credit losses” (CECL) model, expected future benchmark rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have caused and are causing significant harm to the global economy and our business;

●	the credit risks of lending activities, including our ability to estimate credit losses and increases to the allowance for credit losses as a result of the implementation of CECL, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	changes in the interest rate environment;
●	risks associated with concentration in real estate related loans;
●	effectiveness of our data security controls in the face of cyber attacks;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

OVERVIEW

We are a financial holding company registered under the Bank Holding Company Act of 1956. Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer and mortgage origination segments. The following includes additional details regarding the financial products and services provided by each of our primary business units.

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

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment, for cash proceeds of $154.1 million. Hilltop recognized a gain associated with this transaction of $32.3 million, net of $5.1 million in transaction costs and subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also entered into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Accordingly, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. Unless otherwise noted, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “consolidated” refers to our consolidated financial position and consolidated results of operations, including discontinued operations and assets and liabilities of the discontinued operations.

During the three and six months ended June 30, 2020, our income from continuing operations to common stockholders was $97.7 million, or $1.08 per diluted share, and $144.2 million, or $1.60 per diluted share, respectively. After income from discontinued operations, net of income taxes, of $30.8 million, or $0.34 per diluted share, and $33.9 million, or $0.37 per diluted share, income applicable to common stockholders for the three and six months ended June 30, 2020 was $128.5 million, or $1.42 per diluted share, and $178.1 million, or $1.97 per diluted share, respectively. We declared total common dividends of $0.09 and $0.18 per share during the three and six months ended June 30, 2020, respectively, resulting in a dividend payout ratio of 6.32% and 9.12%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share, including discontinued operations. We also paid an aggregate of $15.2 million to repurchase our common stock during the six months ended June 30, 2020.

We reported $136.4 million and $202.0 million of income from continuing operations before income taxes during the three and six months ended June 30, 2020, including the following contributions from our reportable business segments.

●	The banking segment incurred losses before income taxes of $17.5 million and $6.0 million during the three and six months ended June 30, 2020;
●	The broker-dealer segment contributed $27.8 million and $46.0 million of income before income taxes during the three and six months ended June 30, 2020; and
●	The mortgage origination segment contributed $138.3 million and $178.1 million of income before income taxes during the three and six months ended June 30, 2020.

Our insurance segment, the results of which have been presented within discontinued operations in the consolidated financial statements, incurred a loss before income taxes of $1.9 million during the three months ended June 30, 2020 and contributed $2.1 million of income before income taxes during the six months ended June 30, 2020.

At June 30, 2020, on a consolidated basis, we had total assets of $16.9 billion, total deposits of $11.6 billion, total loans, including loans held for sale, of $10.3 billion and stockholders’ equity of $2.3 billion.

Recent Developments

COVID-19

COVID-19 has spread globally, including to every state in the United States, and has resulted in the WHO declaring COVID-19 to be a global pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. The U.S. federal government issued social distancing guidelines as a measure to reduce the escalation of the spread of COVID-19 in the United States. A majority of states and certain U.S. territories, including the District of Columbia, issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. Many of these businesses have begun to reopen but may be operating at limited capacity. We are following guidelines established by the Centers for Disease Control and WHO and orders issued by the state and local governments where we operate. We have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. Since March 23, 2020, most of our employees have been working remotely, with only certain operationally critical employees working on site at our principal business headquarters and business segment locations. We are monitoring and assessing the impact of the COVID-19 pandemic on a daily basis to ensure that we continue to adhere to guidelines and orders issued by federal, state and local governments.

In March and April 2020, President Trump signed into law two relief bills, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”), which are intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act is the creation of a $349 billion Paycheck Protection Program (“PPP”) that provides federal government loan forgiveness for Small Business Administration (“SBA”) Section 7(a) loans for small businesses, which may include our customers, to pay up to eight weeks of employee compensation and other basic expenses such as electric and telephone bills. The PPP/HCE Act included an additional $310 billion for PPP funding. The CARES Act also provides for relief related to the adoption of certain accounting principles as well as tax provisions that may support the improvement of working capital levels. We will continue to evaluate the provisions of the CARES Act and the PPP/HCE Act and their impact on Hilltop and our employees as well as our customers and clients.

In light of the extreme volatility and disruptions in the capital and credit markets in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, including a significant decline in corporate debt and equity issuances and a deterioration in the mortgage servicing and commercial paper markets, we took a number of precautionary actions in March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations. Additionally, as previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and Hilltop’s commitment to maintain strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, Hilltop’s board of directors suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

The Federal Open Market Committee (“FOMC”) reduced the target range for short-term rates by 150 basis points to a range of 0.00% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels. Given our exposure to the mortgage market, this precipitous decline in rates resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To improve our already strong liquidity position, we raised brokered and other wholesale funding to support the enhanced mortgage activity. To meet increased liquidity demands, we raised brokered deposits that totaled $1.4 billion at June 30, 2020. Further, beginning in March 2020, an additional $200 million of deposits was swept from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion.

Further, during March 2020, we substantially reduced the trading portfolio inventory limits at Hilltop Securities in an effort to protect capital, minimize losses and ensure target liquidity levels throughout the crisis. During March 2020, the capital markets experienced significant friction and in certain portions of the market, liquidity was not prevalent. In particular for us, the market for municipal securities, collateralized mortgage obligations, mortgage derivatives and Government National Mortgage Association (“GNMA”) mortgage pools experienced significant liquidity stress at points during the month. The Federal Reserve, in partnership with the Treasury of the United States, stepped in to provide additional liquidity in each of these critical markets. We will continue to evaluate market conditions and determine the appropriateness of capital market inventory limits.

Asset Valuation

At each reporting date between annual impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit and other intangible assets were less than their respective carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. Specifically, our banking segment has experienced lower-than-forecasted operating results during the first six months of 2020, due to conditions discussed in detail within the discussion of bank segment results that follow.

Given the potential impacts as a result of COVID-19, actual results may differ materially from our current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than currently anticipated. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that as of June 30, 2020 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances, we do not anticipate significant changes in methodology used to determine the fair value of our goodwill, intangible assets and other long-lived assets. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment in the future.

In addition, the COVID-19 crisis could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Loan Portfolio

In response to the COVID-19 pandemic, starting in March, the Bank implemented several actions to better support our impacted banking clients. Such programs include loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. These COVID-19 payment deferrals are not categorized as a TDR as the CARES Act allows the Bank to suspend the TDR requirements for certain loan modifications. The extent to which these measures will impact the Bank is uncertain, and any progression of loans receiving COVID-19 payment deferrals into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

As noted above, the Bank’s actions during the second quarter of 2020 included supporting our impacted banking clients through loan modifications. While all industries have experienced or will experience adverse impacts due to the COVID-19 pandemic, certain of our loan portfolio industry sectors have an increased level of risk. The following table provides additional approved modification information on those loans held for investment balances, by portfolio industry sector, that have been severely impacted by COVID-19 (dollars in thousands).

							Allowance for	Allowance for
		Approved					Credit Losses	Credit Losses
	Approved	90 Day			Classified	Allowance	as a % of	as a % of
	90 Day	Interest and	Total		and	for	Total	Classified
	Principal	Principal	Approved Modifications		Criticized	Credit	Approved	and Criticized
June 30, 2020	Deferrals	Deferrals	($)	(#)	Loans	Losses	Modifications	Loans
Hotel	$81,052	$121,078	$202,130	39	$37,353	$20,802	10.3%	55.7%
Retail	149,648	44,482	194,130	95	12,280	13,485	6.9%	109.8%
Restaurants	53,314	83,004	136,318	105	1,036	6,332	4.6%	611.2%
Real Estate & Rental & Leasing	89,903	22,720	112,623	93	11,518	7,053	6.3%	61.2%
Health Care & Social Assistance	59,513	3,029	62,542	99	3,293	3,623	5.8%	110.0%
1-4 Family Residential	18,453	30,765	49,218	318	7,128	2,733	5.6%	38.3%
Transportation & Warehousing	15,695	20,481	36,176	100	5,762	2,896	8.0%	50.3%
All Other	151,492	23,476	174,968	265	19,707	11,618	6.6%	59.0%
	$619,070	$349,035	$968,105	1,114	$98,077	$68,542	7.1%	69.9%

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

	Loans Held for Investment Balances
						Allowance For Credit Losses as
	Total			Classified	Allowance	a Percentage of
	Loans Held	Unfunded	Total	and Criticized	For Credit	Total Loans Held	Classified and
June 30, 2020	For Investment	Commitments	Commitments	Loans	Losses	For Investment	Criticized Loans
Exploration / Production	$9,106	$9,759	$18,865	$—	$2,130	23.4%	—%
Midstream	21,876	2,500	24,376	13,778	5,334	24.4%	38.7%
Services	56,173	21,214	77,387	8,869	1,464	2.6%	16.5%
Other	16,410	25,693	42,103	—	41	0.2%	—%
	$103,565	$59,166	$162,731	$22,647	$8,969	8.7%	39.6%

As noted above, the Bank’s actions during the second quarter of 2020 also included supporting our impacted banking clients through the PPP effort. These efforts included approval and funding of over 2,800 PPP loans ranging from approximately $1 thousand to $8.4 million and totaling approximately $672 million at June 30, 2020.

Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses given the economic uncertainties associated with COVID-19.

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

NLC Sale

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment. Accordingly, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements.

Subordinated Notes due 2030 and 2035

On May 7, 2020, we completed a public offering of $50 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due May 15, 2030 (the “2030 Subordinated Notes”) and $150 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due May 15, 2035 (the “2035 Subordinated Notes,”) (collectively, the “Subordinated Notes”). The price for the Subordinated Notes was 100% of the principal amount of the Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $3.4 million, were $196.6 million. We intend to use the net proceeds of the offerings for general corporate purposes.

The 2030 Subordinated Notes and the 2035 Subordinated Notes will mature on May 15, 2030 and May 15, 2035, respectively. We may redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining Federal Reserve approval, beginning with the interest payment date of May 15, 2025 for the 2030 Subordinated Notes and beginning with the interest payment date of May 15, 2030 for the 2035 Subordinated Notes, at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed plus accrued and unpaid interest to but excluding the date of redemption.

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate (“SOFR”) rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.80%, payable quarterly in arrears.

Factors Affecting Results of Operations

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improve operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement within our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. We believe that costs incurred related to these Core System Improvements and the consolidation of common back office functions will continue to represent an increasingly significant portion of our noninterest expenses throughout 2020 and into 2021, but we are making such investments with the expectation that they will result in cost savings over the long term. During the second quarter of 2020, we implemented the core system replacement within our broker-dealer segment. This was a highly complex endeavor and the broker-dealer segment continues to work with technology vendors, clients, and internal stakeholders. Costs related to our Core System Improvements, disaggregated by segment between internal-use software costs that were capitalized as premises, equipment and other assets and costs that were recorded to noninterest expense, were as follows (in thousands).

			Mortgage			Hilltop
Three Months Ended June 30, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$650	$693	$—	$764	$2,107
Noninterest expense	—	2,787	69	—	602	3,458
Total	$—	$3,437	$762	$—	$1,366	$5,565

			Mortgage			Hilltop
Six Months Ended June 30, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$1,223	$888	$—	$3,400	$5,511
Noninterest expense	—	4,027	512	—	777	5,316
Total	$—	$5,250	$1,400	$—	$4,177	$10,827

			Mortgage			Hilltop
Three Months Ended June 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$703	$2,367	$—	$919	$3,989
Noninterest expense	—	1,083	748	—	174	2,005
Total	$—	$1,786	$3,115	$—	$1,093	$5,994

			Mortgage			Hilltop
Six Months Ended June 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$1,854	$4,368	$—	$1,333	$7,555
Noninterest expense	—	2,126	1,770	—	358	4,254
Total	$—	$3,980	$6,138	$—	$1,691	$11,809

Factors Affecting Comparability of Results of Operations

Changes in Management and Efficiency Initiative-Related Charges

In 2019, we successfully completed several leadership transitions through effective succession planning. During the six months ended June 30, 2019, the broker-dealer segment’s results reflected aggregate pre-tax charges of $2.2 million within employees’ compensation and benefits noninterest expenses, all of which were recognized in the first quarter of 2019, related to the resignation of Hill A. Feinberg as President and Chief Executive Officer of Hilltop Securities and the appointment of his successor, M. Bradley Winges. Also, during the six months ended June 30, 2019, corporate recognized a pre-tax charge of $5.8 million within employees’ compensation and benefits noninterest expenses in the first quarter of 2019 related to the retirement of Alan B. White, our former Vice Chairman and Co-Chief Executive Officer. These management changes and the related impact on our results of operations are collectively referred to as the “Leadership Changes.” For additional information regarding the Leadership Changes, refer to the section captioned “Factors Affecting the Current Year — Changes in Management and Efficiency Initiative-Related Changes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

In addition to the costs associated with the Leadership Changes, corporate recognized $0.7 million in efficiency initiative-related charges during the six months ended June 30, 2019.

LIBOR

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has proposed that SOFR is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has also published recommended fall-back language for LIBOR-linked financial instruments, among numerous other areas of guidance.

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

A cross-functional team is leading enterprise-wide implementation efforts and will continue to monitor, assess and plan for the phase out of LIBOR and consider taking a variety of actions, including negotiating certain of our agreements based on an alternative benchmark that may be established, if any. We are currently working to complete an enterprise-wide contract model and software review to better evaluate both the impacts of the LIBOR phase out and transition needs. As a result of these actions, we may incur significant expenses in effecting the transition, including, but not limited to, changes to our agreements and our agreements with customers that do not contemplate LIBOR being unavailable, systems and processes.

Segment Information

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the insurance segment. Accordingly, insurance segment results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements and in the table below. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

As a result of the above noted sale of NLC, we have two primary business units within continuing operations, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance (discontinued operations). Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer and mortgage origination segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking and broker-dealer segments.

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

	Three Months Ended June 30,		Variance 2020 vs 2019		Six Months Ended June 30,		Variance 2020 vs 2019
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net interest income (expense):
Banking	$94,102	$93,423	$679	1%	$188,025	$186,113	$1,912	1%
Broker-Dealer	9,663	11,410	(1,747)	(15)%	22,836	24,260	(1,424)	(6)%
Mortgage Origination	(1,667)	(1,031)	(636)	(62)%	(1,299)	(1,499)	200	13%
Corporate	(3,232)	(1,331)	(1,901)	(143)%	(4,888)	(2,661)	(2,227)	(84)%
All Other and Eliminations	5,692	4,813	879	18%	10,220	9,360	860	9%
Hilltop Consolidated	$104,558	$107,284	$(2,726)	(3)%	$214,894	$215,573	$(679)	(0)%

Provision for (reversal of) credit losses:
Banking	$65,600	$(670)	$66,270	NM	$99,875	$355	$99,520	NM
Broker-Dealer	426	(2)	428	NM	700	(76)	776	NM
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Consolidated	$66,026	$(672)	$66,698	NM	$100,575	$279	$100,296	NM

Noninterest income:
Banking	$10,656	$10,742	$(86)	(1)%	$19,427	$21,362	$(1,935)	(9)%
Broker-Dealer	122,961	105,559	17,402	16%	209,170	196,865	12,305	6%
Mortgage Origination	340,487	164,548	175,939	107%	519,455	282,580	236,875	84%
Corporate	550	648	(98)	(15)%	2,838	1,360	1,478	109%
All Other and Eliminations	(6,529)	(4,794)	(1,735)	(36)%	(11,052)	(9,501)	(1,551)	(16)%
Hilltop Consolidated	$468,125	$276,703	$191,422	69%	$739,838	$492,666	$247,172	50%

Noninterest expense:
Banking	$56,622	$58,251	$(1,629)	(3)%	$113,589	$118,977	$(5,388)	(5)%
Broker-Dealer	104,411	94,870	9,541	10%	185,350	182,677	2,673	1%
Mortgage Origination	200,493	141,721	58,772	41%	340,045	256,398	83,647	33%
Corporate	8,888	9,274	(386)	(4)%	13,741	24,836	(11,095)	(45)%
All Other and Eliminations	(205)	(28)	(177)	NM	(615)	(53)	(562)	NM
Hilltop Consolidated	$370,209	$304,088	$66,121	22%	$652,110	$582,835	$69,275	12%

Income (loss) from continuing operations before taxes:
Banking	$(17,464)	$46,584	$(64,048)	(137)%	$(6,012)	$88,143	$(94,155)	(107)%
Broker-Dealer	27,787	22,101	5,686	26%	45,956	38,524	7,432	19%
Mortgage Origination	138,327	21,796	116,531	535%	178,111	24,683	153,428	622%
Corporate	(11,570)	(9,957)	(1,613)	(16)%	(15,791)	(26,137)	10,346	40%
All Other and Eliminations	(632)	47	(679)	NM	(217)	(88)	(129)	NM
Hilltop Consolidated	$136,448	$80,571	$55,877	69%	$202,047	$125,125	$76,922	61%

Income (loss) from discontinued operations before taxes:
Insurance	$(1,911)	$(2,829)	$918	32%	$2,103	$3,980	$(1,877)	(47)%
Corporate (1)	32,341	—	32,341	NM	32,341	—	32,341	NM
Hilltop Consolidated	$30,430	$(2,829)	$33,259	NM	$34,444	$3,980	$30,464	NM
(1)	Includes the gain from sale of the insurance segment, net of transaction costs and subject to post-closing adjustments.
NM	Not meaningful.

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

In addition, we consider regulatory capital ratios to be key measures that are used by us, as well as banking regulators, investors and analysts, to assess our regulatory capital position and to compare our regulatory capital to that of other financial services companies. We monitor our capital strength in terms of both leverage ratio and risk-based capital ratios based on capital requirements administered by the federal banking agencies. The risk-based capital ratios are minimum supervisory ratios generally applicable to banking organizations, but banking organizations are widely expected to operate with capital positions well above the minimum ratios. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a material effect on our financial condition or results of operations.

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income from continuing operations decreased slightly during the six months ended June 30, 2020, compared with the six months ended June 30, 2019, primarily due to decreases within our broker-dealer segment and corporate, partially offset by an increase within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services. We generated $126.6 million and $113.1 million in securities commissions and fees and investment and securities advisory fees and commissions, and $74.6 million and $77.1 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the six months ended June 30, 2020 and 2019, respectively.

(ii)Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2020 and 2019, we generated $519.7 million and $282.6 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

The increase in noninterest income from continuing operations noted in the segment results table previously presented was primarily due to an increase of $237.1 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during the three months ended June 30, 2020 was $97.7 million, or $1.08 per diluted share, compared with $60.1 million, or $0.64 per diluted share, during the three months ended June 30, 2019. Income from continuing operations applicable to common stockholders during the six months ended June 30, 2020 was $144.2 million, or $1.60 per diluted share, compared with $93.5 million, or $1.00 per diluted share, during the six months ended June 30, 2019.

Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $128.5 million, or $1.42 per diluted share, during the three months ended June 30, 2020, compared to $57.8 million, or $0.62 per diluted share, during the three months ended June 30, 2019. Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $178.1 million, or $1.97 per diluted share, during the six months ended June 30, 2020, compared to $96.6 million, or $1.03 per diluted share, during the six months ended June 30, 2019. Hilltop’s financial results from continuing operations for the three and six months ended June 30, 2020 reflect both a significant increase in mortgage origination segment net gains from sales of loans and other mortgage production income and a significant build in the allowance for credit losses associated with the deterioration of the economic outlook from the first quarter of 2020 attributable to the market disruption and economic uncertainties caused by COVID-19, while the six months ended June 30, 2019 results included the costs incurred during the first quarter of 2019 associated with the significant Leadership Changes and other efficiency initiative-related charges which, in the aggregate, totaled $8.7 million before income taxes.

Certain items included in net income for the three and six months ended June 30, 2020 and 2019 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”), respectively (collectively, the “Bank Transactions”). Income before income taxes included the following purchase accounting items related to the Bank Transactions (in thousands).

Three Months Ended June 30, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$223	$2,265	$83	$666	$3,237
Amortization of identifiable intangibles	(764)	(38)	(139)	(595)	(1,536)

Six Months Ended June 30, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$707	$7,780	$165	$1,232	$9,884
Amortization of identifiable intangibles	(1,717)	(76)	(313)	(1,190)	(3,296)

Three Months Ended June 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$558	$4,405	$445	$1,003	$6,411
Amortization of identifiable intangibles	(1,001)	(76)	(174)	(714)	(1,965)

Six Months Ended June 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$1,102	$9,938	$1,006	$2,980	$15,026
Amortization of identifiable intangibles	(2,002)	(152)	(348)	(1,428)	(3,930)

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on average stockholders' equity (1)	23.32%	11.63%	16.52%	9.86%
Return on average assets (2)	3.30%	1.74%	2.44%	1.48%
Net interest margin (3) (4)	2.80%	3.49%	3.08%	3.59%
Leverage ratio (5) (end of period)			12.60%	13.00%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			18.46%	16.32%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 22 basis points and 44 basis points during the three months ended June 30, 2020 and 2019, respectively, and 30 basis points and 44 basis points during the six months ended June 30, 2020 and 2019, respectively .
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended June 30, 2020 and 2019, purchase accounting contributed 10 and 23 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.81% and 3.49%, respectively. During the six months ended June 30, 2020 and 2019, purchase accounting contributed 16 and 27 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.09% and 3.59%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Three Months Ended June 30, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$188	$2,265	$98	$666	$3,217
Accretion of discount on acquired securities	35	—	—	—	35

Six Months Ended June 30, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$648	$7,780	$196	$1,232	$9,856
Accretion of discount on acquired securities	59	—	—	—	59

Three Months Ended June 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$687	$4,405	$413	$939	$6,444
Accretion (amortization) of discount (premium) on acquired securities	(129)	—	7	64	(58)

Six Months Ended June 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$1,440	$9,938	$949	$2,852	$15,179
Accretion (amortization) of discount (premium) on acquired securities	(338)	—	14	128	(196)

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,308,368	$20,036	3.47%	$1,307,251	$15,041	4.60%
Loans held for investment, gross (1)	7,744,395	87,823	4.50%	7,078,807	99,284	5.57%
Investment securities - taxable	1,681,336	12,489	2.97%	1,733,536	14,654	3.38%
Investment securities - non-taxable (2)	215,645	1,822	3.38%	227,953	1,687	2.96%
Federal funds sold and securities purchased under agreements to resell	61,956	(7)	(0.04)%	69,369	369	2.13%
Interest-bearing deposits in other financial institutions	1,569,277	541	0.14%	325,130	1,982	2.44%
Securities borrowed	1,375,849	12,883	3.70%	1,598,063	15,517	3.84%
Other	59,917	439	2.95%	68,990	1,682	9.77%
Interest-earning assets, gross (2)	15,016,743	136,026	3.60%	12,409,099	150,216	4.81%
Allowance for credit losses	(102,216)			(59,437)
Interest-earning assets, net	14,914,527			12,349,662
Noninterest-earning assets	1,603,791			1,414,227
Total assets	$16,518,318			$13,763,889

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,925,031	$11,946	0.61%	$5,792,236	$18,036	1.25%
Securities loaned	1,280,958	10,797	3.39%	1,462,370	13,470	3.69%
Notes payable and other borrowings	1,110,516	7,998	2.88%	1,389,295	10,674	3.06%
Total interest-bearing liabilities	10,316,505	30,741	1.20%	8,643,901	42,180	1.95%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,303,165			2,549,792
Other liabilities	658,416			551,333
Total liabilities	14,278,086			11,745,026
Stockholders’ equity	2,215,538			1,995,811
Noncontrolling interest	24,694			23,052
Total liabilities and stockholders' equity	$16,518,318			$13,763,889

Net interest income (2)		$105,285			$108,036
Net interest spread (2)			2.40%			2.86%
Net interest margin (2)			2.81%			3.49%

	Six Months Ended June 30,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,962,872	$35,667	3.63%	$1,161,938	$27,529	4.74%
Loans held for investment, gross (1)	7,504,472	183,361	4.85%	6,961,727	197,666	5.66%
Investment securities - taxable	1,740,116	29,095	3.34%	1,762,856	30,238	3.43%
Investment securities - non-taxable (2)	212,254	3,724	3.51%	224,795	3,344	2.98%
Federal funds sold and securities purchased under agreements to resell	61,449	128	0.42%	67,866	756	2.25%
Interest-bearing deposits in other financial institutions	1,015,526	2,053	0.41%	414,857	5,133	2.49%
Securities borrowed	1,472,293	26,210	3.52%	1,522,656	32,376	4.23%
Other	69,257	1,951	5.66%	65,148	3,353	10.35%
Interest-earning assets, gross (2)	14,038,239	282,189	4.00%	12,181,843	300,395	4.92%
Allowance for credit losses	(88,323)			(59,493)
Interest-earning assets, net	13,949,916			12,122,350
Noninterest-earning assets	1,618,589			1,416,638
Total assets	$15,568,505			$13,538,988

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,094,929	$27,071	0.77%	$5,808,968	$35,142	1.22%
Securities loaned	1,377,973	22,073	3.22%	1,379,149	28,208	4.12%
Notes payable and other borrowings	1,239,277	16,542	2.67%	1,228,258	19,939	3.26%
Total interest-bearing liabilities	9,712,179	65,686	1.36%	8,416,375	83,289	1.99%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,017,070			2,535,007
Other liabilities	646,069			587,323
Total liabilities	13,375,318			11,538,705
Stockholders’ equity	2,168,707			1,977,274
Noncontrolling interest	24,480			23,009
Total liabilities and stockholders' equity	$15,568,505			$13,538,988

Net interest income (2)		$216,503			$217,106
Net interest spread (2)			2.64%			2.93%
Net interest margin (2)			3.09%			3.59%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries (operating segments) by the banking segment, are eliminated from the consolidated financial statements. Our consolidated net interest margins for the three and six months ended June 30, 2020 were also negatively impacted by certain actions taken by management to strengthen our available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, have been taken out of an abundance of caution as the pandemic continues to create significant uncertainty in the banking and capital markets.

On a consolidated basis, net interest income decreased during the three and six months ended June 30, 2020, compared with the same periods in 2019, primarily due to interest incurred beginning in May 2020 related to the new Subordinated Notes at corporate and decreases in net interest earned on money markets and margin loans within the broker-dealer segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for

(reversal of) credit losses is related to the banking segment. During the three and six months ended June 30, 2020, the provision for credit losses was significantly impacted by the banking segment’s build in reserves associated with the increase in the expected lifetime credit losses under CECL on both individually evaluated loans and collectively evaluated loans within the portfolio attributable to the market disruption and related economic uncertainties caused by COVID-19. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses. During the six months ended June 30, 2019, the provision for (reversal of) credit losses was impacted by the banking segment’s release during the first quarter of 2019 of a $2.0 million reserve associated with previously estimated hurricane loss exposures due to improved customer performance.

Noninterest income from continuing operations increased during the three and six months ended June 30, 2020, compared with the same periods in 2019, primarily due to increases in total mortgage loan sales volume and changes in net fair value and related derivative activity, and increases in average loan sales margin, partially offset by a decrease in average mortgage loan origination fees within our mortgage origination segment.

Noninterest expense from continuing operations increased during the three and six months ended June 30, 2020, compared with the same periods in 2019, primarily due to increases in variable compensation and segment operating costs associated with the increased mortgage loan originations within our mortgage origination segment and increases in variable compensation within our broker-dealer segment.

Effective income tax rates from continuing operations during the three months ended June 30, 2020 and 2019 were 23.3% and 23.0%, respectively, and for the six months ended June 30, 2020 and 2019, were 23.2% and 22.9%, respectively. The effective tax rates approximated statutory rates and include the effect of investments in tax-exempt instruments, offset by non-deductible expenses.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest income	$94,102	$93,423	$679	$188,025	$186,113	$1,912
Provision for (reversal of) credit losses	65,600	(670)	66,270	99,875	355	99,520
Noninterest income	10,656	10,742	(86)	19,427	21,362	(1,935)
Noninterest expense	56,622	58,251	(1,629)	113,589	118,977	(5,388)
Income (loss) before income taxes	$(17,464)	$46,584	$(64,048)	$(6,012)	$88,143	$(94,155)

The declines in income (loss) before income taxes during the three and six months ended June 30, 2020, compared with the same periods in 2019, were primarily due to the significant increase in the provision for credit losses associated with the adoption of CECL and the market disruption caused by COVID-19. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Efficiency ratio (1)	54.05%	55.92%	54.75%	57.35%
Return on average assets (2)	(0.42)%	1.43%	(0.08)%	1.38%
Net interest margin (3)	3.11%	4.06%	3.42%	4.15%
Net charge-offs to average loans outstanding (4)	(0.90)%	(0.18)%	(0.51)%	(0.14)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return of average assets ratio is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net charge-offs to average loans outstanding is defined as charge-offs during the reported period minus recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

The banking segment presents net interest margin and net interest income in the following discussion and tables below on a taxable equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for all periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended June 30, 2020 and 2019, purchase accounting contributed 12 and 31 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.12% and 4.06%, respectively. During the six months ended June 30, 2020 and 2019, purchase accounting contributed 20 and 37 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.43% and 4.15%, respectively. These purchase accounting items are associated with the Bank Transactions as detailed in the tables previously presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,295,513	$83,408	4.54%	$6,562,887	$92,311	5.58%
Subsidiary warehouse lines of credit	2,109,947	19,898	3.73%	1,180,367	14,064	4.71%
Investment securities - taxable	1,243,917	6,677	2.15%	1,185,925	7,650	2.58%
Investment securities - non-taxable (2)	114,272	977	3.42%	93,198	796	3.42%
Federal funds sold and securities purchased under agreements to resell	401	—	0.03%	454	—	0.18%
Interest-bearing deposits in other financial institutions	1,335,238	339	0.10%	167,583	1,004	2.40%
Other	40,559	(300)	(2.96)%	48,987	609	4.98%
Interest-earning assets, gross (2)	12,139,847	110,999	3.63%	9,239,401	116,434	5.00%
Allowance for credit losses	(101,821)			(59,363)
Interest-earning assets, net	12,038,026			9,180,038
Noninterest-earning assets	992,270			931,815
Total assets	$13,030,296			$10,111,853

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,801,882	$16,142	0.83%	$5,523,716	$19,940	1.45%
Notes payable and other borrowings	173,888	558	1.28%	494,439	2,918	2.34%
Total interest-bearing liabilities	7,975,770	16,700	0.84%	6,018,155	22,858	1.52%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,330,573			2,517,946
Other liabilities	124,761			74,802
Total liabilities	11,431,104			8,610,903
Stockholders’ equity	1,599,192			1,500,950
Total liabilities and stockholders’ equity	$13,030,296			$10,111,853

Net interest income (2)		$94,299			$93,576
Net interest spread (2)			2.79%			3.48%
Net interest margin (2)			3.12%			4.06%

	Six Months Ended June 30,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,016,800	$173,337	4.90%	$6,461,968	$183,621	5.66%
Subsidiary warehouse lines of credit	1,788,722	34,333	3.80%	1,059,085	25,149	4.72%
Investment securities - taxable	1,228,847	14,079	2.29%	1,150,060	14,742	2.56%
Investment securities - non-taxable (2)	110,676	1,877	3.39%	95,383	1,625	3.41%
Federal funds sold and securities purchased under agreements to resell	480	1	0.22%	435	—	0.15%
Interest-bearing deposits in other financial institutions	815,465	1,246	0.31%	241,540	2,918	2.44%
Other	49,308	251	1.02%	45,057	1,153	5.12%
Interest-earning assets, gross (2)	11,010,298	225,124	4.06%	9,053,528	229,208	5.05%
Allowance for credit losses	(88,083)			(59,386)
Interest-earning assets, net	10,922,215			8,994,142
Noninterest-earning assets	956,029			938,574
Total assets	$11,878,244			$9,932,716

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$6,912,743	$34,901	1.02%	$5,524,537	$38,935	1.42%
Notes payable and other borrowings	248,722	1,823	1.46%	338,028	3,851	2.27%
Total interest-bearing liabilities	7,161,465	36,724	1.03%	5,862,565	42,786	1.47%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,035,303			2,503,017
Other liabilities	112,025			83,503
Total liabilities	10,308,793			8,449,085
Stockholders’ equity	1,569,451			1,483,631
Total liabilities and stockholders’ equity	$11,878,244			$9,932,716

Net interest income (2)		$188,400			$186,422
Net interest spread (2)			3.03%			3.58%
Net interest margin (2)			3.43%			4.15%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustments to interest income were $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2020 and 2019.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries (operating segments), which are eliminated from the consolidated financial statements. The banking segment’s net interest margins for the three and six months ended June 30, 2020 were also negatively impacted by certain actions taken by management to strengthen the Bank’s available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, have been taken out of an abundance of caution as the pandemic continues to create significant uncertainty in the banking and capital markets.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$10,192	$(19,095)	$(8,903)	$7,829	$(18,113)	$(10,284)
Subsidiary warehouse lines of credit	10,924	(5,090)	5,834	8,591	593	9,184
Investment securities - taxable	373	(1,346)	(973)	504	(1,167)	(663)
Investment securities - non-taxable (2)	180	1	181	130	122	252
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	1	1
Interest-bearing deposits in other financial institutions	6,998	(7,663)	(665)	3,486	(5,158)	(1,672)
Other	(105)	(804)	(909)	54	(956)	(902)
Total interest income (2)	28,562	(33,997)	(5,435)	20,594	(24,678)	(4,084)

Interest expense
Deposits	$8,224	$(12,022)	$(3,798)	$4,919	$(8,953)	$(4,034)
Notes payable and other borrowings	(1,867)	(493)	(2,360)	(505)	(1,523)	(2,028)
Total interest expense	6,357	(12,515)	(6,158)	4,414	(10,476)	(6,062)

Net interest income (2)	$22,205	$(21,482)	$723	$16,180	$(14,202)	$1,978
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily as a result of lower loan yields due to decreased market rates, the addition of 1% note rate PPP loans, and the decrease in accretion of discount on loans of $3.2 million and $5.3 million, respectively. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to seasonal increases in mortgage warehouse lending volume, new PPP loan originations, and higher cash balances held at the Federal Reserve, increased taxable equivalent net interest income during the three and six months ended June 30, 2020, compared with the same periods in 2019. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during the three and six months ended June 30, 2020, compared with the same periods in 2019, due to decreases in market interest rates. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income during a period of changing rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

In response to the COVID-19 pandemic, the Bank implemented several actions to better support our impacted banking clients. Such programs include loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The extent to which these measures will impact the Bank is uncertain. The adverse economic conditions caused by the COVID-19 pandemic have had and can be expected to continue to have a significant adverse effect on the banking segment’s business and results of operations, including significantly reduced demand for loan products and services from customers, deposit balance attrition, possible recognition of credit losses and increases in allowance for credit losses, especially if businesses remain limited in their operating capacity, unemployment remains elevated and customers draw on their lines of credit or seek additional loans to help finance their businesses, and possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting customer activities or to regulatory actions. In the event future operating performance is below our projections, there are negative changes to projected provision for credit losses on loans, long-term loan and deposit growth rates or discount rates increase, the fair value of the banking reporting unit may decline, and we may be required to record a goodwill impairment charge. Additionally, with regards to its core deposit intangible assets, in the event that the deposit retention levels and derived cost savings from available core deposits at the Bank relative to an alternative cost of funds falls to a level that cannot support the remaining carrying value, we may be required to record an impairment charge. The extent to which the COVID-19 pandemic negatively affects the banking segment’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as discussed in more detail in the “Recent Developments” section above.

During the three months ended June 30, 2020 and 2019, the banking segment retained approximately $12.0 million and $12.4 million, respectively, in mortgage loans originated by the mortgage origination segment. During the six months ended June 30, 2020 and 2019, the banking segment retained approximately $142.5 million and $19.9 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. In March 2020, the Bank made a decision to sell the previously purchased mortgage loans to the mortgage origination segment, instead of holding them for investment. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for credit losses increased during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to the build in reserves associated with the increase in the expected lifetime credit losses under CECL. During the three and six months ended June 30, 2020, individually evaluated loans accounted for $5.8 million and $23.1 million, respectively, of the provision for credit losses, while collectively evaluated loans within the portfolio accounted for $59.9 million and $76.6 million, respectively, of the total respective provision primarily attributable to the market disruption and related economic uncertainties caused by COVID-19. The changes in provision for credit losses during the noted periods were also attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades. The change in the allowance during the three and six months ended June 30, 2020 was also impacted by net charge-offs of $16.4 million and $17.9 million, respectively, primarily associated with loans specifically reserved for during the first quarter of 2020. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income was relatively flat during the three months ended June 30, 2020, compared to the same period in 2019, while noninterest income decreased during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to changes in our intercompany financing charges and service charge relief provided to consumers in responses to COVID-19.

The banking segment’s noninterest expenses decreased during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to a reduction in legal, business development and other operating expenses, as well as an increase in gain on sale of OREO properties, partially offset by an increase in the reserve for unfunded commitments.

Broker-Dealer Segment

The following table provides additional detail regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest income:
Wealth management:
Securities lending	$2,087	$2,047	$40	$4,137	$4,168	$(31)
Clearing services	1,992	3,085	(1,093)	4,570	5,736	(1,166)
Structured finance	1,490	1,472	18	4,048	3,625	423
Fixed income services (5)	3,159	1,097	2,062	5,683	2,151	3,532
Other (5)	935	3,709	(2,774)	4,398	8,580	(4,182)
Total net interest income	9,663	11,410	(1,747)	22,836	24,260	(1,424)
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services (5)	12,617	8,583	4,034	25,773	19,363	6,410
Wealth management:
Retail	16,794	18,805	(2,011)	37,558	36,856	702
Clearing services	7,959	8,484	(525)	16,965	17,269	(304)
Other (5)	998	1,114	(116)	2,058	2,315	(257)
	38,368	36,986	1,382	82,354	75,803	6,551
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	18,245	14,901	3,344	32,793	28,205	4,588
Fixed income services (5)	3,165	1,417	1,748	4,495	2,895	1,600
Wealth management:
Retail	5,063	5,160	(97)	11,044	9,703	1,341
Clearing services	329	320	9	709	595	114
Structured finance (5)	2,234	1,028	1,206	3,090	1,568	1,522
Other	84	33	51	169	53	116
	29,120	22,859	6,261	52,300	43,019	9,281
Other:
Structured finance	43,091	37,819	5,272	52,448	61,547	(9,099)
Fixed income services (5)	11,438	7,654	3,784	22,182	15,564	6,618
Other (5)	944	241	703	(114)	932	(1,046)
	55,473	45,714	9,759	74,516	78,043	(3,527)
Total noninterest income	122,961	105,559	17,402	209,170	196,865	12,305
Net revenue (2)	132,624	116,969	15,655	232,006	221,125	10,881
Noninterest expense:
Variable compensation (3)	52,372	44,833	7,539	84,396	79,414	4,982
Non-variable compensation and benefits	27,325	25,500	1,825	51,851	53,994	(2,143)
Segment operating costs (4)	25,140	24,535	605	49,803	49,193	610
Total noninterest expense	104,837	94,868	9,969	186,050	182,601	3,449

Income before income taxes	$27,787	$22,101	$5,686	$45,956	$38,524	$7,432
(1)	Securities commissions and fees includes income of $4.1 million and $2.9 million during the three months ended June 30, 2020 and 2019, respectively, and $8.1 million and $5.7 million during the six months ended June 30, 2020 and 2019, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

During the three months ended June 30, 2020, the broker-dealer’s public finance services business line experienced improved results in line with a modest improvement in national issuance activity compared to the same period during the prior year, despite the economic disruptions related to the pandemic. Due to market volatility in the first quarter of 2020, the structured finance business line experienced fluctuating results; however, strong issuance volumes, combined with improved market conditions aided in the recovery in this business line. Structuring activity results also improved as demand for structured agency products rebounded in the second quarter of 2020. Additionally, in the second quarter of 2020, the fixed income services business line demonstrated improved operating results. Transactional revenues improved compared with the second quarter of 2019 as we experienced relative strength in municipal, taxable, and mortgage products. The wealth management business line’s net revenues were lower in the second quarter of 2020, compared to the same period in the prior year, as transactional revenues declined following the volatile markets experienced in the first quarter of 2020. Additionally, customer balance revenues were driven lower due to the current low interest rate environment. Additional information related to the impact of COVID-19 is included within the “Recent Developments” section above.

The specific components of the overall increase in the broker-dealer segment’s income before income taxes during the three and six months ended June 30, 2020, compared with the same period in 2019, was primarily as a result of the following:

●	an $11.6 million and $18.2 million, respectively, increase in net revenue in our fixed income services business line due to strong performances in our municipal, taxable and mortgage products, which noted significant increases beginning in March 2020 through June 2020. Improved client demand combined with active position management and effective hedging tools led to improved municipal revenue;
●	a $9.4 million and $2.8 million increase, respectively, in compensation expense. $7.5 million and $5.0 million, respectively, of the overall compensation expense increase was due to the increase in variable compensation, primarily resulting from an increase in the trading gains earned from our derivative and trading portfolio activities in our structured finance business. For the six months ended June 30, 2020, the increase in compensation was partially offset by the broker-dealer segment’s 2019 efficiency initiative and the costs associated with 2019 Leadership Changes as discussed in “Factors Affecting Results of Operations” of $2.2 million with the remaining decrease due to the segment’s 2019 efficiency initiative;
●	a $2.3 million decrease and $1.7 million increase, respectively, in net revenue in our retail group, which experienced in the three months ended June 30, 2020 lower transactional revenues combined with lower customer balance revenues as a result of the low interest rate environment. The improved transactional revenues and record management fees due to peak asset valuations in managed accounts, as well as the significant re-allocation of customer assets into cash and cash equivalents as clients exited risk markets in the first quarter of 2020, drove the increase in the retail group’s net revenues for the six months ended June 30, 2020; and
●	a $6.5 million increase and $7.1 million decrease, respectively, in the broker-dealer segment’s structured finance net revenues. Structured finance revenues improved in the quarter in line with increased volumes reflecting robust activity in mortgage originations combined with improved product demand from the buy-side, resulting in a $23.8 million unrealized mark-to-market gain on the loan portfolio in the second quarter of 2020. For the six months ended June 30, 2020, activity, particularly in the month of March 2020, was weaker on the structuring side of the TBA business, as demand for structured agency products declined. The sudden shift in the mortgage trading environment resulted in a significant decline in the amount buyers were willing to pay for mortgage backed securities over a very short period of time, which generally turns over every 60-90 days.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. Net interest income decreased between the three and six months ended June 30, 2020, and the comparable periods in 2019, primarily due to decreases in net interest earned on money markets and margin loans.

Noninterest income increased between the three and six months ended June 30, 2020, and the comparable periods in 2019, primarily due to increases in all areas of the business for the three months ended June 30, 2020 and increases in securities commissions and fees and investment and securities advisory fees and commissions, partially offset by decreases in other noninterest income for the six months ended June 30, 2020.

Securities commissions and fees increased during the three and six months ended June 30, 2020, compared with the same periods in 2019, primarily due to increases in commissions earned on over-the-counter securities transactions in our fixed income services business line, partially offset by decreases in our retail group in commissions earned on over-the-counter securities, insurance products and mutual fund sales transactions for the three months ended June 30, 2020 and increases in commissions earned on municipal bonds, over-the-counter securities and mortgage back securities transactions in our fixed income services business line for the six months ended June 30, 2020.

Investment and securities advisory fees and commissions increased during the three and six months ended June 30, 2020, compared with the same periods in 2019, primarily due to increases in municipal market transactions and for the six months ended June 30, 2020, an increase in money market fees, which leveled off and in some instances decreased in the second quarter of 2020.

Other noninterest income increased during the three months ended June 30, 2020 and decreased during the six months ended June 30, 2020, compared with the same periods in 2019. The increase during the three months ended June 30, 2020 was primarily the result of a $5.3 million increase in trading gains earned from our structured finance business line’s derivative activities due to a stabilization from adjustments made in the business line from heightened market volatility in the previous quarter. The fixed income services business line’s trading portfolio activities, primarily in our municipal securities portfolio resulted in a $3.8 million increase for the three months ended June 30, 2020. The decrease during the six months ended June 30, 2020 was primarily as a result of a $9.1 million decrease in trading gains earned from our structured finance business’ derivative activities due to heightened market volatility in March 2020 as previously discussed. An additional $1.0 million of the decrease was noted in our deferred compensation plan investments due to the decrease in the financial markets from the prior year comparative period. These decreases were partially offset by a $6.6 million increase in our fixed income services business line as discussed above.

Noninterest expenses increased during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to increases in variable compensation partially offset, for the six months ended June 30, 2020, by the $2.2 million in pre-tax costs in the first quarter of 2019 associated with the Leadership Changes as discussed in the “Factors Affecting Results of Operations” section above and decreased expenses from the broker-dealer segment’s 2019 efficiency initiative. Other noninterest expenses increased during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to deployment of a new back-office system on June 1, 2020.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total compensation as a % of net revenue (1)	60.1%	60.1%	58.7%	60.3%
Pre-tax margin (2)			19.8%	17.4%
FDIC insured program balances at the Bank (end of period)			$1,300,155	$1,304,744
Other FDIC insured program balances (end of period)			$1,014,400	$675,621
Customer funds on deposit, including short credits (end of period)			$430,388	$325,427

Public finance services:
Number of issues	379	350	596	563
Aggregate amount of offerings	$14,784,486	$14,333,886	$26,177,625	$26,125,624

Structured finance:
Lock production/TBA volume	$2,070,420	$1,650,597	$4,024,902	$2,798,811

Fixed income services:
Total volumes	$27,853,061	$22,570,905	$53,444,078	$42,602,822
Net inventory (end of period)			$590,368	$553,586

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			123	124
Independent registered representatives (end of period)			191	203
Correspondents (end of period)			137	148
Correspondent receivables (end of period)			$162,495	$232,500
Customer margin balances (end of period)			$269,859	$336,729

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,112,826	$1,569,362
Interest-bearing liabilities - stock loaned (end of period)			$982,070	$1,459,218
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest income (expense)	$(1,667)	$(1,031)	$(636)	$(1,299)	$(1,499)	$200
Noninterest income	340,487	164,548	175,939	519,455	282,580	236,875
Noninterest expense	200,493	141,721	58,772	340,045	256,398	83,647
Income before income taxes	$138,327	$21,796	$116,531	$178,111	$24,683	$153,428

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchase volume than on refinancing volume. As discussed in more detail in the “Recent Developments” section above, and as a result of the spread of COVID-19, economic uncertainties continue to have disruptive effects in locations in which the mortgage origination segment operates and the global economy more widely, as well as causing increased volatility and declines in financial markets. Loan origination volume during both the three and six months ended June 30, 2020, increased significantly compared to the same periods in 2019, as mortgage interest rates have continued to decline since the end of 2019. This trend, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings as a result of movements in mortgage interest rates, may not be indicative of future loan origination volumes given the economic uncertainties stemming from the COVID-19 pandemic. The mortgage origination segment’s business is dependent upon the willingness and ability of its employees and customers to conduct mortgage transactions. The COVID-19 pandemic’s impact on such customers could have a material adverse effect on the operations of the mortgage origination segment.

Income before income taxes increased $116.5 million, or 534.6%, during the three months ended June 30, 2020, compared with the same period in 2019. Income before income taxes increased $153.4 million, or 621.6%, during the six months ended June 30, 2020, compared with the same period in 2019. These increases were primarily the result of a significant increase in interest rate lock commitments (“IRLCs”) related to substantial increases in mortgage loan applications. In response to the COVID-19 pandemic, the FOMC reduced short-term rates by 150 basis points to a range of 0.00% to 0.25%. Further, the 10-year interest rates also declined significantly which led to an accelerated decrease in mortgage interest rates during the three and six months ended June 30, 2020.

The CARES Act provides borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests has resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter 2020, we increased the amount of retained servicing on mortgage loan sales to 89% of total mortgage loan sales during the three months ended June 30, 2020. We expect that PrimeLending will retain servicing in excess of 75% of its mortgage loan sales during the remainder of 2020. PrimeLending utilizes a third party to manage its servicing portfolio and we therefore do not expect to incur additional infrastructure costs to manage an increase in PrimeLending’s servicing portfolio. PrimeLending’s liquidity has not been, and we do not expect that it will be, significantly impacted by the anticipated increase in forbearance requests. In addition, GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation have imposed certain restrictions on loans the agencies will accept under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

As average mortgage interest rates decreased between the three months ended June 30, 2020 and the comparable period in 2019, refinancing volume as a percentage of total origination volume increased from 15.9% to 47.5%. As average mortgage interest rates decreased between the six months ended June 30, 2020 and the comparable period in 2019, refinancing volume as a percentage of total origination volume increased from 16.0% to 42.9%. See details regarding refinancing volume in the table below. If current mortgage interest rates remain relatively unchanged, we anticipate a higher percentage of refinancing volumes relative to total loan origination volume for the remainder of 2020 as compared to the same period in 2019. A higher refinance percentage could also be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from the COVID-19 pandemic. While PrimeLending experienced a slight increase in purchase volume as a percentage of total loan origination volume during the latter part of the second quarter of 2020, we are uncertain whether this will continue.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2020, funded volume through ABAs was approximately 8.6% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a 51% membership interest in four ABAs. On June 18, 2020, the mortgage origination segment provided notice to the sole minority member of one of its ABA’s of its intention to dissolve the ABA by September 30, 2020. We expect production within the ABA channel will range between 8% and 10% of the total loan volume of the mortgage origination segment for 2020.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,					Six Months Ended June 30,
	2020		2019			2020		2019
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2020 vs 2019	Amount	Total	Amount	Total	2020 vs 2019
Mortgage Loan Originations - units	22,391		15,760		6,631	36,129		26,038		10,091

Mortgage Loan Originations - volume	$6,099,059		$3,960,089		$2,138,970	$9,721,647		$6,407,131		$3,314,516

Mortgage Loan Originations:
Conventional	$4,266,105	69.95%	$2,388,216	60.31%	$1,877,889	$6,582,091	67.71%	$3,879,150	60.54%	$2,702,941
Government	1,432,122	23.48%	976,733	24.66%	455,389	2,322,298	23.89%	1,574,915	24.58%	747,383
Jumbo	217,016	3.56%	334,708	8.45%	(117,692)	461,475	4.75%	529,848	8.27%	(68,373)
Other	183,816	3.01%	260,432	6.58%	(76,616)	355,783	3.65%	423,218	6.61%	(67,435)
	$6,099,059	100.00%	$3,960,089	100.00%	$2,138,970	$9,721,647	100.00%	$6,407,131	100.00%	$3,314,516

Home purchases	$3,204,573	52.54%	$3,329,024	84.06%	$(124,451)	$5,546,421	57.05%	$5,379,784	83.97%	$166,637
Refinancings	2,894,486	47.46%	631,065	15.94%	2,263,421	4,175,226	42.95%	1,027,347	16.03%	3,147,879
	$6,099,059	100.00%	$3,960,089	100.00%	$2,138,970	$9,721,647	100.00%	$6,407,131	100.00%	$3,314,516

Texas	$1,149,799	18.85%	$758,016	19.14%	$391,783	$1,855,156	19.08%	$1,227,468	19.16%	$627,688
California	636,294	10.43%	376,086	9.50%	260,208	1,016,357	10.45%	613,820	9.58%	402,537
Florida	432,339	7.09%	288,711	7.29%	143,628	703,523	7.24%	485,798	7.58%	217,725
Arizona	277,131	4.54%	176,753	4.46%	100,378	451,855	4.65%	289,459	4.52%	162,396
South Carolina	245,464	4.02%	151,620	3.83%	93,844	397,309	4.09%	250,331	3.91%	146,978
Ohio	235,788	3.87%	174,581	4.41%	61,207	361,982	3.72%	278,118	4.34%	83,864
Maryland	217,412	3.56%	135,191	3.41%	82,221	350,782	3.61%	212,234	3.31%	138,548
Missouri	209,861	3.44%	135,248	3.42%	74,613	325,520	3.35%	210,061	3.28%	115,459
North Carolina	192,994	3.16%	116,058	2.93%	76,936	306,639	3.15%	197,954	3.09%	108,685
Washington	183,315	3.01%	158,251	4.00%	25,064	306,357	3.15%	245,004	3.82%	61,353
All other states	2,318,662	38.03%	1,489,574	37.61%	829,088	3,646,167	37.51%	2,396,884	37.41%	1,249,283
	$6,099,059	100.00%	$3,960,089	100.00%	$2,138,970	$9,721,647	100.00%	$6,407,131	100.00%	$3,314,516

Mortgage Loan Sales - volume:
External third parties	$5,922,884	99.80%	$3,325,653	99.63%	$2,597,231	$9,278,573	98.49%	$6,029,279	99.67%	$3,249,294
Banking segment	12,030	0.20%	12,417	0.37%	(387)	142,590	1.51%	19,905	0.33%	122,685
	$5,934,914	100.00%	$3,338,070	100.00%	$2,596,844	$9,421,163	100.00%	$6,049,184	100.00%	$3,371,979

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

The mortgage origination segment’s total loan origination volume during the three and six months ended June 30, 2020 increased 54.0% and 51.7%, respectively, compared to the same periods in 2019. Income before income taxes during the three and six months ended June 30, 2020 increased 534.6% and 621.6%, respectively, compared to the same periods in 2019. The increase in income before income taxes during the three months ended June 30, 2020, compared to the same period in 2019, was primarily due to increases in net gains on sale of loans, the change in net fair value and related derivative activity of IRLCs and loans held for sale, and mortgage loan origination fees and other related income. These changes were partially offset by an increase in variable compensation that varies with the volume of mortgage loan originations (“variable compensation”).

Net interest expense during the three and six months ended June 30, 2020 and 2019 was primarily comprised of interest earned on loans held for sale offset by interest incurred on warehouse lines of credit held with the Bank, as well as related intercompany financing costs. The primary reason for the increase in net interest expense during the three months ended June 30, 2020 was a decrease in the average net spread between the yield on loans held for sale and the Bank warehouse lines of credit interest rate as the average balance of loans held for sale increased, partially offset by a decrease in intercompany financing costs. The primary reason for the decrease in net interest expense during the six months ended June 30, 2020 was a decrease in intercompany financing costs, partially offset by a decrease in the average net spread between the yield on loans held for sale and the Bank warehouse lines of credit interest rate as the average balance of loans held for sale increased.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net gains from sale of loans	$218,274	$110,996	$107,278	$331,590	$200,347	$131,243
Mortgage loan origination fees and other related income	45,361	33,409	11,952	74,138	55,282	18,856
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	79,916	18,722	61,194	113,943	21,925	92,018
Mortgage servicing rights asset	(8,182)	(5,198)	(2,984)	(11,209)	(7,864)	(3,345)
Servicing fees	5,118	6,619	(1,501)	10,993	12,890	(1,897)
Total noninterest income	$340,487	$164,548	$175,939	$519,455	$282,580	$236,875

The increases in net gains from sale of loans during the three and six months ended June 30, 2020, compared with the same periods in 2019, were primarily a result of an increase in total loan sales volume, in addition to an increase in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the increases in loan sales volume during the three and six months ended June 30, 2020 are consistent with increases in loan origination volume during the same periods in 2019. The increase in average loans sales margin was primarily driven by PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic. The increases in mortgage loan origination fees during the three and six months ended June 30, 2020, compared with the same periods in 2019, were primarily the result of an increase in loan origination volume, partially offset by a decrease in average mortgage loan origination fees.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income. The mortgage origination segment’s net gains from sale of loans margins, including loans sold to the banking segment, during the three months ended June 30, 2020 and 2019 were 368 bps and 333 bps, respectively. The mortgage origination segment’s net gains from sale of loans margins, including loans sold to the banking segment, during the six months ended June 30, 2020 and 2019 were 352 bps and 331 bps, respectively. During the three months ended June 30, 2020 and 2019, the mortgage origination segment originated approximately $12.0 million and $12.4 million, respectively, in loans on behalf of the banking segment, representing approximately 0.2% and 0.4%, respectively, of PrimeLending’s total loan origination volume during each applicable period. During the six months ended June 30, 2020 and 2019, the mortgage origination segment originated approximately $142.6 million and $19.9 million, respectively, in loans on behalf of the banking segment, representing approximately 1.5% and 0.3%, respectively, of PrimeLending’s total loan origination volume during each applicable period. These loans were sold to the banking segment at par. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with these loans, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees, are eliminated in consolidation. The impact of loans sold to the banking segment at par was de minimis to the net gain from sale of loans margin during the three months ended June 30, 2020, and for the same period in 2019. The impact of loans sold to the banking segment at par was to reduce the margin 5 bps during the three months ended June 30, 2020, while the impact on the same period in 2019 was de minimis. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter, and we do not expect it to exceed 5% of total origination volumes during the second half of 2020. In March 2020, the mortgage origination segment executed a letter of intent with the banking segment to purchase mortgage loans previously sold to the banking segment with an unpaid principal balance of approximately $210 million. When these loans were sold at par by the mortgage origination segment, the banking segment’s intent was to hold these loans for investment. The mortgage origination segment completed the repurchase of these loans from the banking segment and in turn sold the loans to investors in the secondary market during the second quarter of 2020.

Noninterest income included the impact of changes between periods in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increases during the three and six months ended June 30, 2020 were the result of increases in the volume of IRLCs and loans held for sale, as well as increases in the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three months ended June 30, 2020, the mortgage origination segment retained servicing on approximately 89% of loans sold, compared to 6% during the same period in 2019. During the six months ended June 30, 2020, the mortgage origination segment retained servicing on approximately 59% of loans sold, compared to 6% during the same period in 2019. The increase in rates of retained servicing during both periods was due to the reduction in third party servicing outlets during the second quarter of 2020 resulting from the impact of the CARES Act. The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing. The mortgage origination segment anticipates that the percentage of servicing retained relative to loans sold may exceed 75% during at least the next two quarters of 2020. The related MSR asset was valued at $81.9 million on $8.8 billion of serviced loan volume at June 30, 2020, compared with a value of $56.7 million on $5.1 billion of serviced loan volume at December 31, 2019. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, Eurodollar futures and forward commitments to sell mortgage-backed securities, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $8.2 million and $11.2 million during the three and six months ended June 30, 2020, respectively, compared to net losses of $5.2 million and $7.9 million during the three and six months ended June 30, 2019, respectively. Additionally, net servicing income was $1.0 million and $3.7 million during the three and six months ended June 30, 2020, respectively, compared with $3.5 million and $6.6 million during the same period in 2019. On February 14, 2020, the mortgage origination segment sold MSR assets of $18.7 million, which represented $1.5 billion of its serviced loan volume at the time.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Variable compensation	$113,826	$65,516	$48,310	$172,105	$104,445	$67,660
Non-variable compensation and benefits	46,999	40,933	6,066	89,047	81,047	8,000
Segment operating costs	29,016	27,241	1,775	60,669	56,168	4,501
Lender paid closing costs	6,558	4,925	1,633	10,918	8,423	2,495
Servicing expense	4,094	3,106	988	7,306	6,315	991
Total noninterest expense	$200,493	$141,721	$58,772	$340,045	$256,398	$83,647

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 70.8% and 61.5% of total employees’ compensation and benefits expenses during the three months ended June 30, 2020 and 2019, respectively, and 65.9% and 56.3% during the six months ended June 30, 2020 and 2019, respectively. The increases in the percentage concentration of variable compensation and benefits were primarily due to an increase in loan origination volume. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to increases in loan origination volume between the three and six months ended June 30, 2020 and 2019, primarily driving the increase in variable compensation and benefits, there was also a slight increase in the average incentive rate paid.

While total loan origination volume increased 54.0% and 51.7% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, the aggregate non-variable compensation and benefits and segment operating costs of the mortgage origination segment increased by 11.5% and 9.1%, respectively. The aforementioned increases during the three and six months ended June 30, 2020, compared to the same periods in 2019, were primarily due to increases in non-variable compensation and benefits and loan origination costs. The increases in non-variable compensation were primarily the result of overtime expense incurred due to increased loan volume, an increase in the average cost of employee benefits, and an increase in technology infrastructure support. The increases in loan origination costs during the three and six months ended June 30, 2020, were primarily due to an increase in loan origination volume. To support the recent increase in loan origination volume, the mortgage origination segment plans to increase underwriting and loan fulfillment staff, which would increase noninterest expenses.

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

Between January 1, 2011 and June 30, 2020, the mortgage origination segment sold mortgage loans totaling $124.1 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2011, it does not anticipate experiencing significant losses in the future on loans originated prior to 2011 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2011 and June 30, 2020 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$416,268	0.34%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	221,876	0.18%	9,239	0.01%
	$638,144	0.52%	$9,239	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

For each loan it concludes its obligation to a claimant is both probable and reasonably estimable, the mortgage origination segment has established a specific claims indemnification liability reserve. An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. In addition to other factors, the mortgage origination segment has considered that GNMA, FNMA and FHLMC have imposed certain restrictions on loans the agencies will accept under a forbearance agreement resulting from the COVID-19 pandemic, which could increase the magnitude of indemnification losses on these loans.

At June 30, 2020 and December 31, 2019, the mortgage origination segment’s indemnification liability reserve totaled $15.5 million and $11.8 million, respectively. The related provision for indemnification losses was $3.9 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, and $4.6 million and $1.3 million during the six months ended June 30, 2020 and 2019, respectively.

Insurance Segment

As previously discussed, on June 30, 2020, we completed the sale of NLC. Accordingly, insurance segment results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

The following table presents certain information regarding the operating results of our insurance segment that have been reflected within discontinued operations in the consolidated statements of operations (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest income	$449	$592	$(143)	$1,048	$1,234	$(186)
Noninterest income	37,737	36,168	1,569	68,128	72,673	(4,545)
Noninterest expense	40,097	39,589	508	67,073	69,927	(2,854)
Income (loss) from discontinued operations before income taxes	$(1,911)	$(2,829)	$918	$2,103	$3,980	$(1,877)

The decrease in loss from discontinued operations before income taxes during the three months ended June 30, 2020, compared with the same period in 2019, was primarily due to a realized gain from the sale of other invested assets and the recovery of fair value associated with the equity securities held by the insurance segment, partially offset by a decline in net insurance premiums earned and an increase in loss and LAE. The decrease in income from discontinued operations before income taxes during the six months ended June 30, 2020, compared with the same period in 2019, was primarily due to a year-over-year reduction in the fair value associated with the equity securities held by the insurance segment and a decline in net insurance premiums earned, partially offset by a decrease in loss and LAE.

The insurance segment’s operations resulted in combined ratios of 117.6% and 113.0% during the three months ended June 30, 2020 and 2019, respectively, and 97.5% and 99.8% during the six months ended June 30, 2020 and 2019, respectively. The increase in the combined ratio during the three months ended June 30, 2020, compared with the same period in 2019, was primarily driven by an increase in the loss and LAE ratio. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income from discontinued operations during the three months ended June 30, 2020 and 2019 was primarily comprised of net insurance premiums earned of $32.4 million and $33.5 million, respectively. Noninterest income during the six months ended June 30, 2020 and 2019 was primarily comprised of net insurance premiums earned of $65.1 million and $66.7 million, respectively. The year-over-year decrease in net insurance premiums earned were driven by the effect of a decrease in net premiums written as discussed below.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Direct Insurance Premiums Written:
Homeowners	$14,067	$14,840	$(773)	$25,866	$26,825	$(959)
Fire	10,335	10,809	(474)	19,745	20,576	(831)
Mobile Home	9,429	9,913	(484)	18,200	18,951	(751)
	$33,831	$35,562	$(1,731)	$63,811	$66,352	$(2,541)

The aggregate direct insurance premiums written for our three largest insurance product lines decreased by $1.7 million and $2.5 million during the three and six months ended June 30, 2020, compared with the same periods in 2019. The decreases in total direct insurance premiums written during the three and six months ended June 30, 2020, compared to the same period in 2019, were primarily due to competitive pressures.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net Insurance Premiums Earned:
Homeowners	$13,533	$14,029	$(496)	$26,378	$26,953	$(575)
Fire	9,893	10,142	(249)	20,137	20,674	(537)
Mobile Home	9,014	9,295	(281)	18,562	19,042	(480)
	$32,440	$33,466	$(1,026)	$65,077	$66,669	$(1,592)

Net insurance premiums earned during the three and six months ended June 30, 2020 decreased compared to the same periods in 2019, primarily due to the decrease in direct insurance premiums written noted above.

Noninterest expenses from discontinued operations during the three and six months ended June 30, 2020 and 2019 included both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE ratios during the three months ended June 30, 2020 and 2019 were 78.5% and 74.6%, respectively, and 59.0% and 59.9% for the six months ended June 30, 2020 and 2019, respectively. The increase in the loss and LAE ratio during the three months ended June 30, 2020, compared to the same period in 2019, was primarily driven by a decrease in premiums earned of 3.1% and a 2.0% increase in loss and LAE expense.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense and reflected as a part of discontinued operations within the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Amortization of deferred policy acquisition costs	$8,878	$9,102	$(224)	$16,967	$17,194	$(227)
Other underwriting expenses	5,002	4,760	242	10,249	11,322	(1,073)
Total	13,880	13,862	18	27,216	28,516	(1,300)
Agency expenses	(1,191)	(1,019)	(172)	(2,138)	(1,884)	(254)
Total less agency expenses	$12,689	$12,843	$(154)	$25,078	$26,632	$(1,554)
Net insurance premiums earned	$32,440	$33,466	$(1,026)	$65,077	$66,669	$(1,592)
Expense ratio	39.1%	38.4%	0.7%	38.5%	39.9%	(1.4)%

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest expense	$(3,232)	$(1,331)	$(1,901)	$(4,888)	$(2,661)	$(2,227)
Noninterest income	550	648	(98)	2,838	1,360	1,478
Noninterest expense	8,888	9,274	(386)	13,741	24,836	(11,095)
Income (loss) from continuing operations before income taxes	$(11,570)	$(9,957)	$(1,613)	$(15,791)	$(26,137)	$10,346

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income during the three and six months ended June 30, 2020 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period included recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). During the second quarter of 2020, we incurred interest expense of $1.7 million on our recently completed public offering in May 2020 of $200 million aggregate principal amount of Subordinated Notes. Additionally, we incurred interest expense of $0.7 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $2.0 million during the six months ended June 30, 2020 and 2019, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income from continuing operations during the three and six months ended June 30, 2020 and 2019 included activity related to our investment in a new real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses from continuing operations during the three and six months ended June 30, 2020 and 2019 were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses decreased during the three and six months ended June 30, 2020, compared to the same periods in 2019. The decrease during the six months ended June 30, 2020, compared to the same period in 2019, included $6.5 million of aggregate pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges discussed in the “Factors Affecting Comparability of Results of Operations” section.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2020, as compared with December 31, 2019.

Securities Portfolio

At June 30, 2020, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2020	2019
Trading securities, at fair value
U.S. Treasury securities	$50,487	$—
U.S. government agencies:
Bonds	33,115	24,680
Residential mortgage-backed securities	135,653	331,601
Commercial mortgage-backed securities	2,114	2,145
Collateralized mortgage obligations	236,139	191,154
Corporate debt securities	52,536	36,973
States and political subdivisions	127,955	93,117
Unit investment trusts	—	3,468
Private-label securitized product	6,342	2,992
Other	3,696	3,446
	648,037	689,576
Securities available for sale, at fair value
U.S. government agencies:
Bonds	63,230	85,575
Residential mortgage-backed securities	552,708	437,029
Commercial mortgage-backed securities	19,531	12,031
Collateralized mortgage obligations	409,134	335,616
States and political subdivisions	46,745	41,242
	1,091,348	911,493
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	—	24,020
Residential mortgage-backed securities	15,693	17,776
Commercial mortgage-backed securities	159,608	161,624
Collateralized mortgage obligations	96,413	113,894
States and political subdivisions	71,484	69,012
	343,198	386,326

Equity securities, at fair value	122	166

Total securities portfolio	$2,082,705	$1,987,561

We had net unrealized gains of $30.3 million and $11.7 million at June 30, 2020 and December 31, 2019, respectively, related to the available for sale investment portfolio, and net unrealized gains of $16.3 million and $2.6 million associated with the securities held to maturity portfolio at June 30, 2020 and December 31, 2019, respectively. We had net unrealized gains of $0.1 million at both June 30, 2020 and December 31, 2019 related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2020, the banking segment’s securities portfolio of $1.4 billion was comprised of trading securities of $2.3 million, available for sale securities of $1.1 billion, equity securities of $0.1 million and held to maturity securities of $343.2 million, in addition to $12.7 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $645.7 million at June 30, 2020. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $55.3 million at June 30, 2020.

Corporate

At June 30, 2020, the corporate portfolio included other investments, including those associated with merchant banking, of $39.7 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. In addition, as of June 30, 2020, we had not made a decision to sell any of our debt securities held, nor did we consider it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. None of the available for sale debt securities held were past due at June 30, 2020.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment.

	June 30,	December 31,
	2020	2019
Commercial real estate	$3,043,723	$3,000,523
Commercial and industrial	2,736,089	2,025,720
Construction and land development	931,899	940,564
1-4 family residential	672,843	791,020
Consumer	42,459	47,046
Broker-dealer	422,891	576,527
Loans held for investment, gross	7,849,904	7,381,400
Allowance for credit losses	(156,383)	(61,136)
Loans held for investment, net of allowance	$7,693,521	$7,320,264

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $9.5 billion and $8.6 billion at June 30, 2020 and December 31, 2019, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $3.3 billion, of which $2.3 billion and $1.8 billion was drawn at June 30, 2020 and December 31, 2019, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio includes $671.9 million in PPP loans. While these loans have terms up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. We anticipate a significant amount of these loans being forgiven over the next three quarters. The forgiveness/payoff of these loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at time of payoff.

At June 30, 2020, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, construction and land development loans and non-construction residential real estate loans, which represented 41.0%, 12.5% and 9.1%, respectively, of the banking segment’s total loans held for investment (excluding warehouse lines of credit extended to PrimeLending) at June 30, 2020. The banking segment’s loan concentrations were within regulatory guidelines at June 30, 2020.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $422.1 million and $576.5 million at June 30, 2020 and December 31, 2019, respectively. This decrease from December 31, 2019 to June 30, 2020 was primarily attributable to a decrease of $50.8 million, or 16.3%, in customer margin accounts and a decrease of $101.7 million, or 38.5%, in receivables from correspondents.

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

	June 30,	December 31,
	2020	2019
Loans held for sale:
Unpaid principal balance	$2,333,091	$1,878,231
Fair value adjustment	115,960	57,482
	$2,449,051	$1,935,713
IRLCs:
Unpaid principal balance	$2,782,720	$914,526
Fair value adjustment	101,210	18,222
	$2,883,930	$932,748

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2020 and December 31, 2019 were

$3.8 billion and $2.2 billion, respectively, while the related estimated fair values were ($19.7) million and ($3.8) million, respectively.

Allowance for Credit Losses on Loans

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of June 30, 2020, we utilized a single macroeconomic baseline scenario published by a third party in June 2020.

The COVID-19 pandemic has resulted in a weak labor market and weak overall economic conditions that will affect borrowers across our lending portfolios and significant judgment is required to estimate the severity and duration of the current economic downturn, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts regarding the duration and severity of the economic downturn are rapidly changing and remain highly uncertain as the resurgence of COVID-19 cases evolves nationally and in key geographies. It is difficult to predict exactly how borrower behavior will be impacted by these economic conditions as the effectiveness of government stimulus, customer relief and enhanced unemployment benefits should help mitigate in the short term, but the extent and duration of government stimulus as well as performance of recently implemented payment deferral programs remains uncertain.

The baseline economic forecast used to determine our best estimate of expected credit losses as of March 31, 2020 assumed a severe, but short U.S. recession during the first half of 2020 with U.S Real Gross Domestic Product (“GDP”) growth rates down -2.5% in the first quarter of 2020 and -18.3% in the second quarter of 2020, followed by a strong economic recovery as businesses re-open and consumer spending increases during the second half of 2020 with GDP growth rates up 10.9% in the third quarter of 2020 and 2.4% in the fourth quarter of 2020. In 2021, GDP growth rates were expected to increase to 2.6% in the first quarter of 2021, 3.3% in the second quarter of 2021 and 5.1% in the third and fourth quarters of 2021. Unemployment rates were assumed to average 3.8% during the first quarter of 2020, 8.7% during the second quarter of 2020, 6.3% during the third quarter of 2020 and 6.5% during the fourth quarter of 2020. The unemployment rates were expected to remain elevated into the fourth quarter of 2021 at 6.3% and the fourth quarter of 2022 at 4.6% as forecasts revert to historical data. Management’s recovery assumptions included some expected benefit of COVID-19 related fiscal and monetary stimulus measures and the expected beneficial impacts of the CARES Act and certain regulatory interagency guidance.

As of June 30, 2020, our best estimate of expected credit losses used a baseline economic forecast that continued to assume the Federal Reserve target range of the federal funds rate at 0% to 0.25% into 2023, but was updated for continued deterioration in the U.S. economic outlook due to COVID-19 conditions. GDP growth rates were assumed to decline -33.4% in the second quarter of 2020 and recover 19.8% in the third quarter of 2020 and 0.1% in the fourth quarter of 2020. In 2021, GDP growth rates were expected to increase to 0.2% in the first quarter of 2021, 1.8% in the second quarter of 2021, 8.5% in the third quarter of 2021 and 7.3% in the fourth quarter of 2021. Unemployment rates were assumed to average 14.0% during the second quarter of 2020, 9.1% during third quarter of 2020 and 9.5% during fourth quarter of 2020. Recent forecasts assume unemployment rates of 8.6% in the fourth quarter of 2021, 5.9% in the fourth quarter of 2022 and 4.6% in the fourth quarter of 2023. The timing of the release in early June 2020 of the third party’s baseline forecast utilized did not assume a second wave of COVID-19 cases into the summer months, so the model results were qualitatively adjusted to consider recent developments in Texas, uncertainty in Texas’ economic re-opening plan and such impacts on our most adversely impacted loan portfolios. Qualitative adjustments considered both significant government relief programs and stimulus, as well as certain model limitations with the current economic forecast and recent commodity price shocks not observed in historical data.

The increase in the allowance for credit losses for loans held for investment during the six months ended June 30, 2020 was primarily attributable to changes within the Bank. As previously discussed, we adopted the new CECL standard and recorded transition adjustment entries that resulted in an allowance for credit losses for loans held for investment of $73.7 million as of January 1, 2020, an increase of $12.6 million. This increase reflected credit losses of $18.9 million from the expansion of the loss horizon to life of loan and also takes into account forecasts of expected future macroeconomic conditions, partially offset by the elimination of the non-credit component within the historical allowance related to previously categorized PCI loans of $6.3 million. This increase, net of tax, was largely reflected within the banking segment and included a decrease of $5.7 million to opening retained earnings at January 1, 2020.

During the three and six months ended June 30, 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $6.2 million and $23.8 million, respectively, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $59.9 million and $76.6 million, respectively, of the total respective provision primarily due to a deteriorating economic outlook associated with the impact of the market disruption caused by COVID-19 conditions. The changes in the allowance for credit losses during the noted periods also were attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades. The change in the allowance during the three and six months ended June 30, 2020 was also impacted by net charge-offs of $16.4 million and $17.9 million, respectively, primarily associated with loans specifically reserved for during the first quarter of 2020.

As discussed under the section entitled “Loan Portfolio” earlier in this Item 2, the Bank’s actions during the second quarter of 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. The significant build in the allowance included provision for credit losses associated with this deteriorating economic outlook and resulted in an allowance for credit losses as a percentage of our total loan portfolio, excluding the broker-dealer segment margin loans and banking segment mortgage warehouse lending and PPP loans, of 2.60%.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio and total approved loan modifications, excluding the broker-dealer segment margin loans and banking segment mortgage warehouse lending and PPP loans, are presented in the following table (dollars in thousands).

			Allowance For		Allowance	Allowance For
			Credit Losses		For Credit	Credit Losses
		Total	as a % of		Losses on	as a % of
	Total	Allowance	Total Loans	Approved	Approved	Approved
	Loans Held	for Credit	Held For	Loan	Loan	Loan
June 30, 2020	For Investment	Losses	Investment	Modifications	Modifications	Modifications
Commercial real estate	$3,043,723	$106,551	3.50%	$733,285	$51,965	7.09%
Commercial and industrial (1)	1,290,101	31,476	2.44%	139,992	10,873	7.77%
Construction and land development	931,899	8,393	0.90%	42,693	2,850	6.68%
1-4 family residential	672,843	7,399	1.10%	49,219	2,734	5.55%
Consumer	42,459	1,429	3.37%	2,916	120	4.12%
	5,981,025	155,248	2.60%	968,105	68,542	7.08%

Broker-dealer	422,891	748	0.18%	—	—	-%
Mortgage warehouse lending	774,129	387	0.05%	—	—	-%
Paycheck Protection Program	671,859	—	-%	—	—	-%
	$7,849,904	$156,383	1.99%	$968,105	$68,542	7.08%
(1)	Commercial and industrial portfolio amounts reflect balances excluding broker-dealer segment margin loans and banking segment mortgage warehouse lending and Paycheck Protection Program loans.

The following table presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans Held for Investment	2020	2019	2020	2019
Balance, beginning of period	$106,739	$58,809	$61,136	$59,486
Transition adjustment for adoption of CECL accounting standard	—	—	12,562	—
Provision for (reversal of) credit losses	66,026	(672)	100,575	279
Recoveries of loans previously charged off:
Commercial real estate	11	—	21	—
Commercial and industrial	681	322	1,068	970
Construction and land development	2	—	2	—
1-4 family residential	5	17	15	31
Consumer	104	12	224	22
Broker-dealer	—	—	—	—
Total recoveries	803	351	1,330	1,023
Loans charged off:
Commercial real estate	4,274	—	4,488	—
Commercial and industrial	12,544	2,430	13,984	4,248
Construction and land development	—	—	2	—
1-4 family residential	170	871	373	899
Consumer	197	10	373	464
Broker-dealer	—	—	—	—
Total charge-offs	17,185	3,311	19,220	5,611
Net charge-offs	(16,382)	(2,960)	(17,890)	(4,588)
Balance, end of period	$156,383	$55,177	$156,383	$55,177
Allowance for credit losses as a percentage of gross loans held for investment			1.99%	0.77%

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the table below (dollars in thousands).

	June 30, 2020		December 31, 2019
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial real estate	$106,551	38.77%	$31,595	40.65%
Commercial and industrial	31,863	34.86%	17,964	27.44%
Construction and land development	8,393	11.87%	4,878	12.74%
1-4 family residential	7,399	8.57%	6,386	10.72%
Consumer	1,429	0.54%	265	0.64%
Broker-dealer	748	5.39%	48	7.81%
Total	$156,383	100.00%	$61,136	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Commercial real estate	$106,551	$53,939	$31,595	$25,862	$25,114
Commercial and industrial	31,863	38,550	17,964	19,182	20,414
Construction and land development	8,393	6,360	4,878	4,788	4,396
1-4 family residential	7,399	6,365	6,386	5,411	4,924
Consumer	1,429	1,203	265	268	283
Broker-dealer	748	322	48	93	46
	$156,383	$106,739	$61,136	$55,604	$55,177

The increase in the allowance for credit losses for loans held for investment subsequent to December 31, 2019 in the table above was primarily attributable to the adoption of the new CECL standard as of January 1, 2020 and a deteriorating economic outlook associated with the impact of the market disruption caused by COVID-19 conditions. As previously noted, CECL requires that we reflect the expansion of the loss horizon to life of loan and take into account forecasts of expected future macroeconomic conditions in our determination of the allowance for credit losses.

Unfunded Loan Commitments

In order to estimate the allowance for credit losses on unfunded loan commitments, the Bank uses a process similar to that used in estimating the allowance for credit losses on the funded portion. The allowance is based on the estimated exposure at default, multiplied by the lifetime probability of default grade and loss given default grade for that particular loan segment. The Bank estimates expected losses by calculating a commitment usage factor based on industry usage factors. The commitment usage factor is applied over the relevant contractual period. Loss factors from the underlying loans to which commitments are related are applied to the results of the usage calculation to estimate any liability for credit losses related for each loan type. The expected losses on unfunded commitments align with statistically calculated parameters used to calculate the allowance for credit losses on the funded portion. Letters of credit are not currently reserved because they are issued primarily as credit enhancements and the likelihood of funding is low.

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$7,209	$2,255	$2,075	$2,366
Transition adjustment CECL accounting standard	—	—	3,837	—
Expense (reversal of expense)	1,822	8	3,119	(103)
Balance, end of period	$9,031	$2,263	$9,031	$2,263

At June 30, 2020, the reserve for unfunded commitments was $9.0 million, compared to $2.1 million at December 31, 2019. As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three and six months ended June 30, 2020, the increases in the reserve for unfunded commitments was primarily due to a deteriorating economic outlook associated with the impact of the market disruption caused by COVID-19 conditions.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our loan portfolio, we had six credit relationships totaling $8.2 million of potential problem loans at June 30, 2020, compared with five credit relationships totaling $16.8 million of potential problem loans at December 31, 2019.

Non-Performing Assets

In response to the COVID-19 pandemic, starting in March, the Bank implemented several actions to better support our impacted banking clients. Such programs include loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan.

Specifically, as discussed under the section entitled “Loan Portfolio” earlier in this Item 2, the Bank’s actions during the second quarter of 2020 included approval of an aggregate of $968.1 million in loan modifications for those banking clients impacted by the COVID-19 pandemic. The extent to which these measures will impact the Bank, and any progression into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

The following table presents components of our non-performing assets (dollars in thousands).

	June 30,	December 31,
	2020	2019	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$13,743	$7,308	$6,435
Commercial and industrial	32,259	15,262	16,997
Construction and land development	1,404	1,316	88
1-4 family residential	20,552	12,204	8,348
Consumer	308	26	282
Broker-dealer	—	—	—
	$68,266	$36,116	$32,150

Non-performing loans as a percentage of total loans	0.65%	0.38%	0.27%

Other real estate owned	$26,602	$18,202	$8,400

Other repossessed assets	$315	$—	$315

Non-performing assets	$95,183	$54,318	$40,865

Non-performing assets as a percentage of total assets	0.56%	0.36%	0.20%

Loans past due 90 days or more and still accruing	$124,682	$102,707	$21,975

Troubled debt restructurings included in accruing loans held for investment	$2,025	$2,173	$(148)

Loans accounted for on a non-accrual basis at June 30, 2020 were primarily comprised of two commercial real estate loans totaling $4.6 million, 5 commercial and industrial relationships totaling $26.7 million and 194 1-4 family residential loans totaling $11.4 million. The 1-4 family residential loans at June 30, 2020 in the table above also included $9.2 million of loans secured by residential real estate which were classified as loans held for sale.

Loans accounted for on a non-accrual basis increased from December 31, 2019 to June 30, 2020, primarily due to the addition of commercial real estate loans totaling $9.1 million, a single commercial and industrial relationship totaling $11.8 million and various 1-4 family residential loans. The increase in commercial real estate loans in non-accrual status at June 30, 2020 of $6.4 million was primarily related to the addition of 24 loans totaling $9.1 million, with a reserve of $1.4 million, that were previously accruing at December 31, 2019. This increase from December 31, 2019 was partially offset by the settlement of a single loan accounted for on a non-accrual basis with a carrying amount of $2.5 million. The increase in commercial and industrial loans in non-accrual status since December 31, 2019 was primarily due to a single relationship that included three loans totaling $11.8 million and had a $4.8 million reserve at June 30, 2020 and a CECL transition gross-up adjustment of $4.6 million related to a loan with an amortized cost of $6.8 million and a reserve of $4.4 million at June 30, 2020. The increase in 1-4 family residential loans in non-accrual status at June 30, 2020, compared to December 31, 2019, was primarily related to the classification of $4.0 million of loans as non-accrual based on CECL transition rules and $4.4 million of net loans classified as loans held for sale.

Other real estate owned (“OREO”) increased from December 31, 2019 to June 30, 2020, primarily due to additions totaling $12.5 million, partially offset by disposals of $4.1 million. At both June 30, 2020 and December 31, 2019, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at June 30, 2020 and December 31, 2019, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA-related loans subject to repurchase within our mortgage origination segment. As of June 30, 2020, $52.9 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced it will temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of June 30, 2020. As of June 30, 2020, $37.8 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

At June 30, 2020, troubled debt restructurings (“TDRs”) were comprised of $2.0 million of loans that are considered to be performing and accruing, and $16.5 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2019, TDRs were comprised of $2.2 million of loans that are considered to be performing and accruing, and $11.9 million of loans that are considered to be non-performing reported in non-accrual loans. In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. Therefore, the Bank is not reporting COVID-19 related modifications as TDRs.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,
	2020		2019
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,017,070	0.00%	$2,535,007	0.00%
Interest-bearing demand deposits	5,120,125	0.49%	4,250,036	1.04%
Savings deposits	206,715	0.12%	182,356	0.19%
Time deposits	1,768,089	1.63%	1,376,576	1.92%
	$10,111,999	0.54%	$8,343,975	0.85%

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	June 30, 2020		December 31, 2019
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$720,164	1.65%	$1,424,010	2.41%	$(703,846)
Notes payable	450,158	4.57%	283,769	4.94%	166,389
Junior subordinated debentures	67,012	4.65%	67,012	5.75%	—
	$1,237,334	2.54%	$1,774,791	2.97%	$(537,457)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The decrease in short-term borrowings at June 30, 2020, compared with December 31, 2019, included a decrease in borrowings in our banking and broker-dealer segments primarily associated with the increased utilization of available internal funds and a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers, partially offset by an increase in commercial paper used by the Hilltop Broker-Dealers to finance their activities. Notes payable at June 30, 2020 was comprised of $148.9 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $196.7 million, FHLB borrowings with an original maturity greater than one year within the banking segment of $28.1 million and mortgage origination segment borrowings of $76.6 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At June 30, 2020, Hilltop had $387.5 million in cash and cash equivalents, an increase of $281.9 million from $105.6 million at December 31, 2019. This increase in cash and cash equivalents was primarily due to the receipt of $196.6 million associated with the Subordinated Notes offering and cash proceeds of $154.1 million from the completed sale of NLC, partially offset by $15.2 million of stock repurchases, $16.3 million in cash dividends declared, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

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

The FOMC reduced the target range for short-term rates by 150 basis points to a range of 0.00% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels, which resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To strengthen the Bank’s available liquidity position, we raised brokered deposits that totaled $1.4 billion at June 30, 2020, as well as swept an additional $200 million of deposits from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion.

Further, during March 2020, we substantially reduced the trading portfolio inventory limits at Hilltop Securities in an effort to protect capital, minimize losses and ensure target liquidity levels throughout the crisis. During March 2020, the capital markets experienced significant friction and in certain portions of the market, liquidity was not prevalent. In particular for us, the market for municipal securities, collateralized mortgage obligations, mortgage derivatives and GNMA mortgage pools experienced significant liquidity stress at points during the month. The Federal Reserve, in partnership with the Treasury of the United States, has stepped in to provide additional liquidity in each of these critical markets. We will continue to evaluate market conditions and determine the appropriateness of capital market inventory limits.

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

NLC Sale

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment, for cash proceeds of $154.1 million. Hilltop recognized a gain associated with this transaction of $32.3 million, net of $5.1 million in transaction costs and subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also agreed to enter into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Accordingly, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements.

Dividend Declaration

On July 23, 2020, our board of directors declared a quarterly cash dividend of $0.09 per common share, payable on August 31, 2020 to all common stockholders of record as of the close of business on August 14, 2020.

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

During the six months ended June 30, 2020, we paid $15.2 million to repurchase an aggregate of 720,901 shares of common stock at a weighted average price of $21.13 per share. The purchases were funded from available cash balances.

As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and Hilltop’s commitment to maintain strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, Hilltop’s board of directors suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2020, $150.0 million of our Senior Notes was outstanding.

Subordinated Notes due 2030 and 2035

On May 7, 2020, we completed a public offering of $50 million aggregate principal amount of 2030 Subordinated Notes and $150 million aggregate principal amount of 2035 Subordinated Notes. The price to the public for the Subordinated Notes was 100% of the principal amount of the Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $3.4 million, were $196.6 million. We intend to use the net proceeds of the offerings for general corporate purposes.

The 2030 Subordinated Notes and the 2035 Subordinated Notes will mature on May 15, 2030 and May 15, 2035, respectively. We may redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining Federal Reserve approval, beginning with the interest payment date of May 15, 2025 for the 2030 Subordinated Notes and beginning with the interest payment date of May 15, 2030 for the 2035 Subordinated Notes at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed plus accrued and unpaid interest to but excluding the date of redemption.

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At June 30, 2020, $200 million of our Subordinated Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is three-month LIBOR plus an average spread of 3.22%. The total average interest rate at June 30, 2020 was 3.65%. The Debentures are callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At June 30, 2020, $67.0 million of PCC’s Debentures were outstanding.

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

Bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2020, under guidance issued by the Board of Governors of the Federal Reserve System.

Actual capital amounts and ratios as of June 30, 2020 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

At June 30, 2020, Hilltop had a total capital to risk weighted assets ratio of 21.82%, Tier 1 capital to risk weighted assets ratio of 19.06%, common equity Tier 1 capital to risk weighted assets ratio of 18.46% and a Tier 1 capital to average assets, or leverage, ratio of 12.60%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At June 30, 2020, PlainsCapital had a total capital to risk weighted assets ratio of 14.88%, Tier 1 capital to risk weighted assets ratio of 14.03%, common equity Tier 1 capital to risk weighted assets ratio of 14.03% and a Tier 1 capital to average assets, or leverage, ratio of 10.37%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

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

As previously discussed, to meet increased liquidity demands, to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations and to improve the Bank’s already strong liquidity position, we raised brokered deposits that totaled $1.4 billion at June 30, 2020. Further, beginning in March 2020, an additional $200 million of deposits was swept from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion. As a result, the Bank was able to further fortify its borrowing capacity through access to secured funding sources as summarized in the following table (in millions).

	June 30,	December 31,
	2020	2019
FHLB capacity	$4,083	$3,207
Investment portfolio	762	683
Fed deposits (excess daily requirements)	1,504	217
Fed discount window	294	290
	$6,643	$4,397

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at June 30, 2020 is at a heightened level given the uncertain outlook for 2020 due to the COVID-19 pandemic. While the extent to which COVID-19 will impact the Bank is uncertain, the Bank is targeting available liquidity of between approximately $5 billion and $6 billion during the remainder of 2020.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 8.40% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.03% of the Bank’s total deposits at June 30, 2020. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2020, Hilltop Securities had credit arrangements with five unaffiliated banks, with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At June 30, 2020, Hilltop Securities had borrowed $15.0 million under its credit arrangements and had no borrowings under its credit facilities.

During the fourth quarter of 2019, Hilltop Securities initiated two commercial paper programs, in the ordinary course of its business, of which the net proceeds (after deducting related issuance expenses) from the sale will be used for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The discount to maturity will be based on LIBOR, plus an applicable margin. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of June 30, 2020, the weighted average maturity of the CP Notes was 139 days at a rate of 2.23%. At June 30, 2020, the aggregate amount outstanding under these secured arrangements was $217.4 million, which was collateralized by securities held for firm accounts valued at $120.4 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank, which have an aggregate commitment of $3.3 billion, of which $2.3 billion was drawn at June 30, 2020. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at June 30, 2020.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At June 30, 2020, these ABAs had combined available lines of credit totaling $220.0 million, $100.0 million of which was with a single unaffiliated bank, and the remaining $120.0 million of which was with the Bank. At June 30, 2020, Ventures Management had outstanding borrowings of $121.9 million, $45.4 million of which was with the Bank.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at June 30, 2020 and outstanding financial and performance standby letters of credit of $90.3 million at June 30, 2020.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting. Since December 31, 2019, we have updated our critical accounting policies and estimates related to the allowance for credit losses as a result of the adoption of CECL on January 1, 2020. In addition, as a result of the sale of our insurance segment on June 30, 2020, we have concluded that the reserve for losses and LAE is not a significant accounting policy and estimate. There have been no other changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2019 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2019 Form 10-K, except as discussed below.

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

	June 30, 2020
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,680,615	$1,247,338	$2,113,771	$512,562	$136,362	$9,690,648
Securities	159,832	199,632	426,817	270,157	368,466	1,424,904
Federal funds sold and securities purchased under agreements to resell	385	—	—	—	—	385
Other interest sensitive assets	1,513,033	—	—	—	29,319	1,542,352
Total interest sensitive assets	7,353,865	1,446,970	2,540,588	782,719	534,147	12,658,289

Interest sensitive liabilities:
Interest bearing checking	$5,713,774	$—	$—	$—	$—	$5,713,774
Savings	240,230	—	—	—	—	240,230
Time deposits	339,680	1,395,193	318,198	68,324	73	2,121,468
Notes payable and other borrowings	143,169	1,438	4,254	21,051	3,785	173,697
Total interest sensitive liabilities	6,436,853	1,396,631	322,452	89,375	3,858	8,249,169

Interest sensitivity gap	$917,012	$50,339	$2,218,136	$693,344	$530,289	$4,409,120

Cumulative interest sensitivity gap	$917,012	$967,351	$3,185,487	$3,878,831	$4,409,120

Percentage of cumulative gap to total interest sensitive assets	7.24%	7.64%	25.17%	30.64%	34.83%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2020 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$16,624	4.74%	$402,660	29.29%
+100	$(3,343)	(0.95)%	$220,255	16.02%
-50	$(623)	(0.18)%	$(216,423)	(15.74)%
-100	$(3,289)	(0.94)%	$(264,187)	(19.22)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2020 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

	June 30, 2020
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$800	$8,685	$29,600	$88,870	$127,955
U.S. government and government agency obligations	65,124	12,274	(12,118)	365,670	430,950
Corporate obligations	1,892	3,059	13,802	14,283	33,036
Total debt securities	67,816	24,018	31,284	468,823	591,941
Corporate equity securities	(4,984)	—	—	—	(4,984)
Other	3,411	—	—	—	3,411
	$66,243	$24,018	$31,284	$468,823	$590,368

Weighted average yield
Municipal obligations	0.00%	0.64%	1.38%	2.94%	2.42%
U.S. government and government agency obligations	0.13%	0.59%	0.63%	4.36%	3.49%
Corporate obligations	1.59%	2.76%	3.74%	3.03%	3.12%

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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q provide a fair statement of, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Update on Remediation of Previously Reported Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and believes that it has completed its updates to the design and implementation of internal controls to remediate the aforementioned deficiency and enhance the Company’s internal control environment. As previously reported, the remediation plan was implemented during the fourth quarter of 2019 and included an enhanced analysis to support the qualitative factors considered in the estimation of the allowance for loan losses as of December 31, 2019. Management believes that such enhanced controls, including new controls implemented as a part of the adoption of CECL on January 1, 2020, have been designed to address the material weakness and were implemented as of June 30, 2020. However, in order to fully evaluate the remediation efforts, management will continue to test and validate that the enhanced controls are operating for a sufficient period of time. We expect the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control Over Financial Reporting

The remediation efforts described above, as well as the implementation of a core system replacement within our broker-dealer segment, led to changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting resulting from the majority of our workforce working remotely since March 23, 2020. We are continually monitoring and assessing the impact of remote work arrangements during the COVID-19 pandemic on the design and operating effectiveness of our internal controls.

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

The worldwide COVID-19 pandemic has negatively affected the global economy and our business, and we believe that it is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects depends on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have be taken, or future measures, by various governmental authorities in response to the outbreak (such as quarantines, shelter-in-place orders and travel restrictions) and the possible further impacts on the global economy.

We are generally exposed to the credit risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, and this risk may be exacerbated by the macroeconomic effects of COVID-19. We lend to businesses and individuals, including through offering commercial and industrial loans, commercial and residential mortgage loans and other loans generally collateralized by assets. We also incur credit risk through our investments. Our credit risk and credit losses may increase to the extent our loans or investments are to borrowers or issuers who as a group may be uniquely or disproportionately affected by declining economic or market conditions as a result of COVID-19, such as those operating in the travel, lodging, retail, entertainment and energy industries. Primarily as a result of the market disruption and related economic uncertainties caused by COVID-19, our Bank recorded a provision for credit losses of $99.9 million for the six months ended June 30, 2020. We may incur further unexpected losses, and the deterioration of an individually large exposure due to COVID-19 could lead to additional credit loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income, regulatory capital and liquidity.

The continuation of the adverse economic conditions caused by the pandemic can be expected to have a significant adverse effect on our businesses and results of operations, including:

●	further increases in the allowance for credit losses and possible recognition of credit losses, especially if businesses remain closed, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses;
●	possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting client activities or to regulatory actions, and
●	the possibility that significant portions of our workforce are unable to work effectively, including because of illness, quarantines, sheltering-in-place arrangements, government actions or other restrictions related to the pandemic.

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

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, or other parties regarding our originating, processing, or servicing of loans under the PPP, and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP.

Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding our process and procedures used to process applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation may be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also may have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which loans were originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan or the calculation of the maximum PPP loans to which a borrower is entitled, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2020, we issued an aggregate of 8,106 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the second quarter of 2020. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2020	20,000	$14.59	20,000	$59,750,234
May 1 - May 31, 2020	—	—	—	59,750,234
June 1 - June 30, 2020	—	—	—	59,750,234
Total	20,000	$14.59	20,000
(1)	On January 30, 2020, we announced that our board of directors authorized a stock repurchase program under which we may repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2021, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, and Hilltop’s commitment to maintain strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, Hilltop’s board of directors suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1#

Stock Purchase Agreement by and among Hilltop Holdings Inc., ARC Insurance Holdings, Inc., Align NL Holdings, LLC and, for limited purposes set forth therein, Align Financial Holdings, LLC and MGI Holdings, Inc., dated January 30, 2020 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 5, 2020 (File No. 001-31987) and incorporated herein by reference).

2.2#

First Amendment to Stock Purchase Agreement by and among Hilltop Holdings Inc., ARC Insurance Holdings, Inc., Align NL Holdings, LLC and, for limited purposes set forth therein, Align Financial Holdings, LLC and MGI Holdings, Inc., dated June 30, 2020 (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2020 (File No. 001-31987) and incorporated herein by reference).

4.1

Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.2

First Supplemental Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.3

Second Supplemental Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.4

Form of 5.75% Fixed-to-Floating Rate Subordinated Notes due 2030 (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.5

Form of 6.125% Fixed-to-Floating Rate Subordinated Notes due 2035 (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

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

HILLTOP HOLDINGS INC.

Date: July 30, 2020	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)