Form 10-Q
period 2020-09-30
Hilltop Holdings Inc.
filed 2020-10-23
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant's common stock outstanding at October 23, 2020 was 90,238,435.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$1,277,865	$433,626
Federal funds sold	420	394
Assets segregated for regulatory purposes	221,621	157,436
Securities purchased under agreements to resell	90,103	59,031
Securities:
Trading, at fair value	667,751	689,576
Available for sale, at fair value, net (amortized cost of $1,280,420 and 899,817, respectively)	1,310,240	911,493
Held to maturity, at amortized cost, net (fair value of $338,929 and $388,930, respectively)	323,299	386,326
Equity, at fair value	117	166
	2,301,407	1,987,561

Loans held for sale	2,547,975	2,106,361
Loans held for investment, net of unearned income	7,945,560	7,381,400
Allowance for credit losses	(155,214)	(61,136)
Loans held for investment, net	7,790,346	7,320,264

Broker-dealer and clearing organization receivables	1,363,478	1,780,280
Premises and equipment, net	208,078	210,375
Operating lease right-of-use assets	109,354	114,320
Mortgage servicing rights	127,712	55,504
Other assets	607,932	404,754
Goodwill	267,447	267,447
Other intangible assets, net	21,814	26,666
Assets of discontinued operations	—	248,429
Total assets	$16,935,552	$15,172,448

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,557,603	$2,769,556
Interest-bearing	7,704,312	6,262,658
Total deposits	11,261,915	9,032,214

Broker-dealer and clearing organization payables	1,310,835	1,605,518
Short-term borrowings	780,109	1,424,010
Securities sold, not yet purchased, at fair value	56,023	43,817
Notes payable	396,006	256,269
Operating lease liabilities	122,402	125,619
Junior subordinated debentures	67,012	67,012
Other liabilities	502,517	348,519
Liabilities of discontinued operations	—	140,674
Total liabilities	14,496,819	13,043,652
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 90,238,435 and 90,640,944 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	902	906
Additional paid-in capital	1,443,588	1,445,233
Accumulated other comprehensive income	23,790	11,419
Retained earnings	942,461	644,860
Deferred compensation employee stock trust, net	774	776
Employee stock trust (7,175 and 7,794 shares, at cost, at September 30, 2020 and December 31, 2019, respectively)	(143)	(155)
Total Hilltop stockholders' equity	2,411,372	2,103,039
Noncontrolling interests	27,361	25,757
Total stockholders' equity	2,438,733	2,128,796
Total liabilities and stockholders' equity	$16,935,552	$15,172,448

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$104,955	$119,580	$323,983	$344,775
Securities borrowed	10,705	21,010	36,915	53,386
Securities:
Taxable	11,035	14,885	38,428	43,319
Tax-exempt	1,687	1,576	4,836	4,587
Other	1,446	3,889	5,472	12,811
Total interest income	129,828	160,940	409,634	458,878

Interest expense:
Deposits	10,700	18,887	37,771	54,029
Securities loaned	8,729	17,889	30,802	46,097
Short-term borrowings	2,346	8,166	9,457	20,534
Notes payable	4,904	2,265	11,090	6,611
Junior subordinated debentures	608	955	2,163	2,942
Other	641	132	1,557	446
Total interest expense	27,928	48,294	92,840	130,659

Net interest income	101,900	112,646	316,794	328,219
Provision for (reversal of) credit losses	(602)	47	99,973	326
Net interest income after provision for (reversal of) credit losses	102,502	112,599	216,821	327,893

Noninterest income:
Net gains from sale of loans and other mortgage production income	307,896	157,050	753,699	384,362
Mortgage loan origination fees	47,681	37,782	121,576	93,064
Securities commissions and fees	32,496	34,426	106,799	104,537
Investment and securities advisory fees and commissions	36,866	28,685	89,166	71,704
Other	77,772	48,562	171,309	145,504
Total noninterest income	502,711	306,505	1,242,549	799,171

Noninterest expense:
Employees' compensation and benefits	294,907	232,449	768,156	632,104
Occupancy and equipment, net	26,124	27,002	71,820	82,719
Professional services	17,522	15,472	48,057	43,354
Other	60,792	46,263	163,422	145,844
Total noninterest expense	399,345	321,186	1,051,455	904,021

Income from continuing operations before income taxes	205,868	97,918	407,915	223,043
Income tax expense	46,820	21,472	93,776	50,135
Income from continuing operations	159,048	76,446	314,139	172,908
Income from discontinued operations, net of income taxes	736	5,261	34,662	8,367
Net income	159,784	81,707	348,801	181,275
Less: Net income attributable to noncontrolling interest	6,505	2,289	17,410	5,260
Income attributable to Hilltop	$153,279	$79,418	$331,391	$176,015

Earnings per common share:
Basic:
Earnings from continuing operations	$1.69	$0.81	$3.29	$1.80
Earnings from discontinued operations	0.01	0.06	0.38	0.09
	$1.70	$0.87	$3.67	$1.89
Diluted:
Earnings from continuing operations	$1.69	$0.81	$3.29	$1.80
Earnings from discontinued operations	0.01	0.05	0.38	0.09
	$1.70	$0.86	$3.67	$1.89
Weighted average share information:
Basic	90,200	91,745	90,291	92,931
Diluted	90,200	91,824	90,291	92,959

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$159,784	$81,707	$348,801	$181,275
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax of $92, $0, $(951) and $0, respectively	311	—	(3,266)	—
Net unrealized gains on securities available for sale, net of tax of $(99), $1,238, $4,554 and $6,030, respectively	(338)	6,468	15,512	22,973
Reclassification adjustment for gains included in net income, net of tax of $1, $(531), $37 and $(536), respectively	4	(2,025)	125	(2,041)
Comprehensive income	159,761	86,150	361,172	202,207
Less: comprehensive income attributable to noncontrolling interest	6,505	2,289	17,410	5,260

Comprehensive income applicable to Hilltop	$153,256	$83,861	$343,762	$196,947

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2019	92,775	$928	$1,473,599	$7,862	$544,275	$788	9	$(171)	$2,027,281	$24,524	$2,051,805
Net income	—	—	—	—	79,418	—	—	—	79,418	2,289	81,707
Other comprehensive income	—	—	—	4,443	—	—	—	—	4,443	—	4,443
Stock-based compensation expense	—	—	2,978	—	—	—	—	—	2,978	—	2,978
Common stock issued to board members	6	—	145	—	—	—	—	—	145	—	145
Issuance of common stock related to share-based awards, net	23	—	(200)	—	—	—	—	—	(200)	—	(200)
Repurchases of common stock	(2,175)	(22)	(34,918)	—	(13,465)	—	—	—	(48,405)	—	(48,405)
Dividends on common stock ($0.08 per share)	—	—	—	—	(7,393)	—	—	—	(7,393)	—	(7,393)
Deferred compensation plan	—	—	—	—	—	1	—	1	2	—	2
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,655)	(1,655)
Balance, September 30, 2019	90,629	$906	$1,441,604	$12,305	$602,835	$789	9	$(170)	$2,058,269	$25,158	$2,083,427

Balance, June 30, 2020	90,222	$902	$1,439,686	$23,813	$797,331	$778	8	$(150)	$2,262,360	$29,773	$2,292,133
Net income	—	—	—	—	153,279	—	—	—	153,279	6,505	159,784
Other comprehensive income	—	—	—	(23)	—	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	3,790	—	—	—	—	—	3,790	—	3,790
Common stock issued to board members	7	—	147	—	—	—	—	—	147	—	147
Issuance of common stock related to share-based awards, net	9	—	(64)	—	—	—	—	—	(64)	—	(64)
Repurchases of common stock	—	—	29	—	(30)	—	—	—	(1)	—	(1)
Dividends on common stock ($0.09 per share)	—	—	—	—	(8,119)	—	—	—	(8,119)	—	(8,119)
Deferred compensation plan	—	—	—	—	—	(4)	(1)	7	3	—	3
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(8,917)	(8,917)
Balance, September 30, 2020	90,238	$902	$1,443,588	$23,790	$942,461	$774	7	$(143)	$2,411,372	$27,361	$2,438,733

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	176,015	—	—	—	176,015	5,260	181,275
Other comprehensive income	—	—	—	20,932	—	—	—	—	20,932	—	20,932
Stock-based compensation expense	—	—	7,717	—	—	—	—	—	7,717	—	7,717
Common stock issued to board members	21	—	426	—	—	—	—	—	426	—	426
Issuance of common stock related to share-based awards, net	388	4	(1,938)	—	—	—	—	—	(1,934)	—	(1,934)
Repurchases of common stock	(3,390)	(34)	(54,417)	—	(18,934)	—	—	—	(73,385)	—	(73,385)
Dividends on common stock ($0.24 per share)	—	—	—	—	(22,376)	—	—	—	(22,376)	—	(22,376)
Deferred compensation plan	—	—	—	—	—	(36)	(2)	47	11	—	11
Adoption of accounting standards	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,525)	(4,525)
Balance, September 30, 2019	90,629	$906	$1,441,604	$12,305	$602,835	$789	9	$(170)	$2,058,269	$25,158	$2,083,427

Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	331,391	—	—	—	331,391	17,410	348,801
Other comprehensive income	—	—	—	12,371	—	—	—	—	12,371	—	12,371
Stock-based compensation expense	—	—	10,549	—	—	—	—	—	10,549	—	10,549
Common stock issued to board members	25	—	439	—	—	—	—	—	439	—	439
Issuance of common stock related to share-based awards, net	293	3	(1,091)	—	—	—	—	—	(1,088)	—	(1,088)
Repurchases of common stock	(721)	(7)	(11,542)	—	(3,701)	—	—	—	(15,250)	—	(15,250)
Dividends on common stock ($0.27 per share)	—	—	—	—	(24,398)	—	—	—	(24,398)	—	(24,398)
Deferred compensation plan	—	—	—	—	—	(2)	(1)	12	10	—	10
Adoption of accounting standards (Note 2)	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(15,806)	(15,806)
Balance, September 30, 2020	90,238	$902	$1,443,588	$23,790	$942,461	$774	7	$(143)	$2,411,372	$27,361	$2,438,733

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$348,801	$181,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	99,973	326
Depreciation, amortization and accretion, net	15,093	(2,465)
Net change in fair value of equity securities	49	(30)
Deferred income taxes	(73)	1,502
Other, net	4,096	10,624
Net change in securities purchased under agreements to resell	(31,072)	11,613
Net change in trading securities	21,825	38,198
Net change in broker-dealer and clearing organization receivables	491,035	(271,474)
Net change in other assets	(94,997)	(35,263)
Net change in broker-dealer and clearing organization payables	(273,013)	132,964
Net change in other liabilities	147,058	75,858
Net change in securities sold, not yet purchased	12,206	(22,418)
Proceeds from sale of mortgage servicing rights asset	18,650	—
Net gains from sales of loans	(753,699)	(384,362)
Loans originated for sale	(19,351,752)	(11,858,761)
Proceeds from loans sold	19,449,739	11,638,303
Net cash provided by (used in) operating activities for continuing operations	103,919	(484,110)
Net cash used in operating activities for discontinued operations	(29,269)	(421)
Net cash provided by (used in) operating activities	74,650	(484,531)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	69,937	53,051
Proceeds from sales, maturities and principal reductions of securities available for sale	321,049	204,016
Purchases of securities held to maturity	(7,553)	(73,652)
Purchases of securities available for sale	(704,933)	(324,609)
Net change in loans held for investment	(647,420)	(387,952)
Purchases of premises and equipment and other assets	(25,331)	(27,200)
Proceeds from sales of premises and equipment and other real estate owned	20,912	12,570
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	22,847	(20,381)
Net cash used in investing activities for continuing operations	(950,492)	(564,157)
Net cash provided by investing activities for discontinued operations	1,941	16,888
Net cash received from disposal of discontinued operations	85,499	—
Net cash used in investing activities	(863,052)	(547,269)
Financing Activities
Net change in deposits	2,208,031	312,990
Net change in short-term borrowings	(645,160)	436,948
Proceeds from notes payable	1,200,343	675,086
Payments on notes payable	(1,060,681)	(658,677)
Payments to repurchase common stock	(15,250)	(73,385)
Dividends paid on common stock	(24,398)	(22,376)
Net cash distributed to noncontrolling interest	(15,806)	(4,525)
Taxes paid on employee stock awards netting activity	(1,090)	(1,934)
Other, net	(470)	(363)
Net cash provided by financing activities	1,645,519	663,764

Net change in cash, cash equivalents and restricted cash	857,117	(368,036)
Cash, cash equivalents and restricted cash, beginning of period	642,789	778,466
Cash, cash equivalents and restricted cash, end of period	$1,499,906	$410,430

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,277,865	$281,445
Cash and due from banks, included within assets of discontinued operations	—	44,684
Federal funds sold	420	423
Assets segregated for regulatory purposes	221,621	83,878
Total cash, cash equivalents and restricted cash	$1,499,906	$410,430
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$87,798	$125,928
Cash paid for income taxes, net of refunds	$87,581	$32,227
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$13,669	$3,502
Additions to mortgage servicing rights	$123,266	$8,574

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

As a result of the spread of the novel coronavirus (“COVID-19”) pandemic, economic uncertainties continue to adversely impact the global economy and have contributed to significant volatility in banking and other financial activity in the areas in which the Company operates. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. Many of these businesses reopened but may be operating at limited capacity. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. COVID-19 presents material uncertainty which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for credit losses, the fair values of financial instruments, the mortgage loan indemnification liability, and the potential impairment of goodwill and identifiable intangible assets are particularly subject to change. As a result of the sale of NLC on June 30, 2020, the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

reserve for losses and loss adjustment expenses (“LAE”) is not a significant accounting estimate. Other than changes related to the implementation of the current expected credit losses standard (ASU 2016-13), the Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

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

1-4 Family Residential Loans. The 1-4 family residential loan portfolio is segmented into pools of residential real estate loans with similar credit risk characteristics. For 1-4 family residential loans, the Company utilizes separate credit

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

models designed for these types of loans to estimate the PD and LGD grades for the allowance for credit losses calculation. The models calculate expected losses and prepayments using borrower information at origination, including FICO score, loan type, collateral type, lien position, geography, origination year, and loan to value. Past due status post-origination is also a key input in the models. Current and future changes in economic conditions, including unemployment rates, home prices, index rates, and mortgage rates, are also considered. New originations and loan purchases are scored using the FICO score at origination. FICO score bands are assigned following prevalent industry standards and are used as the credit quality indicator for these types of loans. Substandard non-accrual loans are treated as a separate category in the credit scoring grid as the probability of default is 100% and the FICO score is no longer a relevant predictor. A portion of the Company’s 1-4 family residential loans were acquired as part of a FDIC-assisted transaction in 2013 and the FICO information at origination was incomplete. The credit scores were refreshed in 2016 and these new scores were used as a proxy for the FICO score at origination.

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

For commercial real estate loans, the fair value of collateral is primarily based on appraisals. For owner occupied real estate loans, underlying properties are occupied by the borrower in its business, and evaluations are based on business operations used to service the debt. For non-owner occupied real estate loans, underlying properties are income-producing and evaluations are based on tenant revenues. For income producing construction and land development loans, appraisals reflect the assumption that properties are completed.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

T

3. Discontinued Operations

NLC Sale

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the insurance segment, for cash proceeds of $154.1 million. Hilltop recognized a gain associated with this transaction of $32.3 million, net of customary transaction costs of $5.1 million and was subject to post-closing adjustments. During the third quarter of 2020, Hilltop recognized a $0.7 million pre-tax post-closing adjustment to income from discontinued operations related to the finalization of the June 30, 2020 closing balance sheet, resulting in an aggregate gain on the sale of NLC of $33.1 million. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the results of discontinued operations for NLC for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Securities:
Taxable	$—	$879	$1,752	$2,745
Other	—	137	71	429
Total interest income	—	1,016	1,823	3,174

Interest expense:
Notes payable	—	450	775	1,374

Noninterest income:
Net insurance premiums earned	—	32,654	65,077	99,323
Other	—	2,242	3,051	8,246
Total noninterest income	—	34,896	68,128	107,569

Noninterest expense:
Employees' compensation and benefits	—	2,748	6,002	8,734
Occupancy and equipment, net	—	200	464	725
Professional services	—	8,874	18,201	27,687
Loss and loss adjustment expenses	—	14,677	38,419	54,584
Other	—	2,424	3,987	7,120
Total noninterest expense	—	28,923	67,073	98,850

Income from discontinued operations before income taxes	—	6,539	2,103	10,519
Gain on disposal of discontinued operations	736	—	33,077	—
Income tax expense	—	1,278	518	2,152
Income from discontinued operations, net of income taxes	$736	$5,261	$34,662	$8,367

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

NLC had unrealized net gains of $1.1 million from the equity securities held at December 31, 2019, measured using Level 1 inputs on a recurring basis. No activity was recognized for NLC equity securities for the three months ended September 30, 2020 as the sale was finalized June 30, 2020. NLC recognized net losses of $0.1 million during the three months ended September 30, 2019, and recognized net gains of $1.4 million during the nine months ended September 30, 2019 due to changes in the fair value of equity securities still held at the balance sheet date.

Reinsurance Activity

The effects of reinsurance on premiums written and earned are included within discontinued operations for all periods presented and are summarized as follows (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$—	$—	$31,269	$31,698	$63,811	$61,384	$97,621	$95,161
Reinsurance assumed	—	—	3,440	3,289	6,396	6,452	10,191	9,736
Reinsurance ceded	—	—	(2,333)	(2,333)	(2,759)	(2,759)	(5,574)	(5,574)
Net premiums	$—	$—	$32,376	$32,654	$67,448	$65,077	$102,238	$99,323

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effects of reinsurance on incurred losses and LAE are included within discontinued operations for all periods and are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Losses and LAE incurred	$—	$14,508	$38,225	$53,450
Reinsurance recoverables	—	169	194	1,134
Net loss and LAE incurred	$—	$14,677	$38,419	$54,584

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

Fair Value Option

The Company has elected to measure PrimeLending’s retained mortgage servicing rights (“MSR”) asset and substantially all of mortgage loans held for sale at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2020 and December 31, 2019, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $2.34 billion and $1.94 billion, respectively, and the unpaid principal balance of those loans was $2.24 billion and $1.88 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2020	Inputs	Inputs	Inputs	Fair Value
Trading securities	$20,859	$646,892	$—	$667,751
Available for sale securities	—	1,310,240	—	1,310,240
Equity securities	117	—	—	117
Loans held for sale	—	2,272,002	72,186	2,344,188
Derivative assets	—	169,005	—	169,005
MSR asset	—	—	127,712	127,712
Securities sold, not yet purchased	32,178	23,845	—	56,023
Derivative liabilities	—	56,104	—	56,104

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$689,576	$—	$689,576
Available for sale securities	—	911,493	—	911,493
Equity securities	166	—	—	166
Loans held for sale	—	1,868,518	67,195	1,935,713
Derivative assets	—	33,129	—	33,129
MSR asset	—	—	55,504	55,504
Securities sold, not yet purchased	29,080	14,737	—	43,817
Derivative liabilities	—	17,140	—	17,140

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers to	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	(from) Level 3	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2020
Loans held for sale	$91,936	$5,338	$(20,182)	$1,097	$(6,003)	$—	$72,186
MSR asset	81,264	59,351	—	—	(12,903)	—	127,712
Total	$173,200	$64,689	$(20,182)	$1,097	$(18,906)	$—	$199,898

Nine months ended September 30, 2020
Loans held for sale	$67,195	$53,961	$(51,125)	$10,064	$(7,909)	$—	$72,186
MSR asset	55,504	123,266	(18,650)	—	(32,408)	—	127,712
Total	$122,699	$177,227	$(69,775)	$10,064	$(40,317)	$—	$199,898

Three months ended September 30, 2019
Loans held for sale	$56,799	$15,347	$(9,364)	$711	$(2,589)	$—	$60,904
MSR asset	53,695	4,166	—	—	(6,564)	—	51,297
Total	$110,494	$19,513	$(9,364)	$711	$(9,153)	$—	$112,201

Nine months ended September 30, 2019
Loans held for sale	$50,464	$44,827	$(27,448)	1,136	$(8,075)	$—	$60,904
MSR asset	66,102	8,574	—	—	(23,379)	—	51,297
Total	$116,566	$53,401	$(27,448)	$1,136	$(31,454)	$—	$112,201

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2020.

For Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			September 30,				December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2020				2019
Loans held for sale	Market comparable	Projected price	88	-	96%	(95%)	92	-	96%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			12.97%				13.16%
		Discount rate			14.65%				11.14%

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

The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 7 to the consolidated financial statements. The increase in the weighted average discount rate used to value the MSR asset at September 30, 2020, compared to December 31, 2019, addresses the effect of the reduction in third-party servicing

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

outlets beginning in the second quarter of 2020 resulting from the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing.

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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(9,167)	$—	$(9,167)	$4,117	$—	$4,117
MSR asset	(12,903)	—	(12,903)	(6,564)	—	(6,564)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$49,311	$—	$49,311	$7,972	$—	$7,972
MSR asset	(32,408)	—	(32,408)	(23,379)	—	(23,379)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2020	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,278,285	$1,278,285	$—	$—	$1,278,285
Assets segregated for regulatory purposes	221,621	221,621	—	—	221,621
Securities purchased under agreements to resell	90,103	—	90,103	—	90,103
Held to maturity securities	323,299	—	338,929	—	338,929
Loans held for sale	203,787	—	203,787	—	203,787
Loans held for investment, net	7,790,346	—	502,295	7,388,992	7,891,287
Broker-dealer and clearing organization receivables	1,363,478	—	1,363,478	—	1,363,478
Other assets	73,173	—	71,628	1,545	73,173

Financial liabilities:
Deposits	11,261,915	—	11,280,154	—	11,280,154
Broker-dealer and clearing organization payables	1,310,835	—	1,310,835	—	1,310,835
Short-term borrowings	780,109	—	780,109	—	780,109
Debt	463,018	—	463,018	—	463,018
Other liabilities	13,885	—	13,885	—	13,885

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

The Company held equity investments other than securities of $62.7 million and $36.6 million at September 30, 2020 and December 31, 2019, respectively, which are included within other assets in the consolidated balance sheets. Of the $62.7 million of such equity investments held at September 30, 2020, $22.0 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$20,613	$19,906	$19,771	$20,376
Additional investments	—	—	—	—
Upward adjustments	2,221	101	3,852	303
Impairments and downward adjustments	(826)	(346)	(1,615)	(1,018)
Dispositions	—	—	—	—
Balance, end of period	$22,008	$19,661	$22,008	$19,661

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2020	2019
U.S. Treasury securities	$20,859	$—
U.S. government agencies:
Bonds	51,707	24,680
Residential mortgage-backed securities	13,951	331,601
Commercial mortgage-backed securities	891	2,145
Collateralized mortgage obligations	372,219	191,154
Corporate debt securities	62,837	36,973
States and political subdivisions	135,068	93,117
Unit investment trusts	—	3,468
Private-label securitized product	6,752	2,992
Other	3,467	3,446
Totals	$667,751	$689,576

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $56.0 million and $43.8 million at September 30, 2020 and December 31, 2019, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$56,781	$1,204	$(45)	$57,940
Residential mortgage-backed securities	579,725	17,553	(285)	596,993
Commercial mortgage-backed securities	63,570	926	(204)	64,292
Collateralized mortgage obligations	540,326	8,454	(303)	548,477
States and political subdivisions	40,018	2,520	—	42,538
Totals	$1,280,420	$30,657	$(837)	$1,310,240

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$84,590	$1,049	$(64)	$85,575
Residential mortgage-backed securities	430,514	6,662	(147)	437,029
Commercial mortgage-backed securities	11,488	543	—	12,031
Collateralized mortgage obligations	333,256	3,175	(815)	335,616
States and political subdivisions	39,969	1,273	—	41,242
Totals	$899,817	$12,702	$(1,026)	$911,493

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$14,659	$790	$—	$15,449
Commercial mortgage-backed securities	153,318	10,245	—	163,563
Collateralized mortgage obligations	84,670	2,288	—	86,958
States and political subdivisions	70,652	2,321	(14)	72,959
Totals	$323,299	$15,644	$(14)	$338,929

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$24,020	$10	$(35)	$23,995
Residential mortgage-backed securities	17,776	295	—	18,071
Commercial mortgage-backed securities	161,624	2,810	(655)	163,779
Collateralized mortgage obligations	113,894	226	(904)	113,216
States and political subdivisions	69,012	1,013	(156)	69,869
Totals	$386,326	$4,354	$(1,750)	$388,930

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Additionally, the Company had unrealized net gains of $0.1 million at both September 30, 2020 and December 31, 2020 from equity securities with fair values of $0.1 million and $0.2 million held at September 30, 2020 and December 31, 2019, respectively. The Company recognized nominal net losses during the three and nine months ended September 30, 2020 and 2019, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and nine months ended September 30, 2020 and 2019, net gains recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2020			December 31, 2019
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	3	$24,955	$45	2	$24,937	$64
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	24,955	45	2	24,937	64
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	6	58,891	285	37	36,187	87
Unrealized loss for twelve months or longer	—	—	—	2	13,683	58
	6	58,891	285	39	49,870	145
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	18,913	204	1	9,967	2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	18,913	204	1	9,967	2
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	6	74,131	248	15	94,545	446
Unrealized loss for twelve months or longer	5	14,659	55	13	46,217	369
	11	88,790	303	28	140,762	815
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	—	—	—	1	487	—
	—	—	—	1	487	—
Total available for sale:
Unrealized loss for less than twelve months	17	176,890	782	55	165,636	599
Unrealized loss for twelve months or longer	5	14,659	55	16	60,387	427
	22	$191,549	$837	71	$226,023	$1,026

	September 30, 2020			December 31, 2019
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	2	$9,665	$35
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	9,665	35
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	8	44,610	656
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	8	44,610	656
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	4	23,904	287
Unrealized loss for twelve months or longer	—	—	—	8	59,560	617
	—	—	—	12	83,464	904
States and political subdivisions:
Unrealized loss for less than twelve months	9	2,993	14	38	15,996	124
Unrealized loss for twelve months or longer	—	—	—	4	1,099	31
	9	2,993	14	42	17,095	155
Total held to maturity:
Unrealized loss for less than twelve months	9	2,993	14	52	94,175	1,102
Unrealized loss for twelve months or longer	—	—	—	12	60,659	648
	9	$2,993	$14	64	$154,834	$1,750

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2020 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,994	$5,097	$651	$654
Due after one year through five years	55,385	56,825	1,215	1,274
Due after five years through ten years	19,117	19,915	8,208	8,504
Due after ten years	17,303	18,641	60,578	62,527
	96,799	100,478	70,652	72,959

Residential mortgage-backed securities	579,725	596,993	14,659	15,449
Collateralized mortgage obligations	540,326	548,477	84,670	86,958
Commercial mortgage-backed securities	63,570	64,292	153,318	163,563
	$1,280,420	$1,310,240	$323,299	$338,929

The Company recognized net gains of $86.2 million and $4.4 million from its trading portfolio during the three months ended September 30, 2020 and 2019, respectively and $106.7 million and $15.1 million during the nine months ended September 30, 2020 and 2019, respectively. In addition, the Hilltop Broker-Dealers realized a net loss of $14.4 million and $43.3 million during the three months ended September 30, 2020 and 2019, respectively, and $27.8 million and $99.0 million during the nine months ended September 30, 2020 and 2019, respectively, from structured product trading activities. The Company had nominal other realized gains on securities during the three months ended September 30, 2020 and other realized gains on securities was $0.2 million during the nine months ended September 30, 2020, while other realized losses on securities were $2.6 million during the three and nine months ended September 30, 2019. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $541.3 million and $576.0 million (with a fair value of $562.9 million and $583.6 million, respectively) at September 30, 2020 and December 31, 2019, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at September 30, 2020 and December 31, 2019.

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

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any declines in value are unrelated to credit loss and are related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2020. In addition, as of September 30, 2020, the Company had evaluated its held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, the Company considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at September 30, 2020.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Loans Held for Investment

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2020	2019
Commercial real estate	$3,073,038	$3,000,523
Commercial and industrial (1)	2,848,289	2,025,720
Construction and land development	841,385	940,564
1-4 family residential	643,833	791,020
Consumer	36,720	47,046
Broker-dealer (2)	502,295	576,527
	7,945,560	7,381,400
Allowance for credit losses	(155,214)	(61,136)
Total loans held for investment, net of allowance	$7,790,346	$7,320,264
(1)	Included loans totaling $670.7 million at September 30, 2020 funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	September 30, 2020				Interest Income Recognized (1)
	With	With No		December 31,	Three Months Ended	Nine Months Ended
	Allowance	Allowance	Total	2019	September 30, 2020	September 30, 2020
Commercial real estate:
Non-owner occupied	$1,049	$1,598	$2,647	$3,813	$99	$88
Owner occupied	2,155	9,277	11,432	3,495	156	241
Commercial and industrial	23,006	15,702	38,708	15,262	312	714
Construction and land development	105	423	528	1,316	36	89
1-4 family residential	6,205	14,394	20,599	7,382	134	1,299
Consumer	53	—	53	26	2	(1)
Broker-dealer	—	—	—	—	—	—
	$32,573	$41,394	$73,967	$31,294	$739	$2,430
(1)	Interest income recognized on non-accrual loans during the three and nine months ended September 30, 2019 was $0.3 million and $1.1 million, respectively.

At September 30, 2020 and December 31, 2019, an additional $8.1 million and $4.8 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis increased from December 31, 2019 to September 30, 2020, primarily due to the addition of two commercial and industrial relationships totaling $19.3 million, commercial real estate loans totaling $12.7 million and various 1-4 family residential loans. The increase in commercial real estate loans in non-accrual status at September 30, 2020 of $6.8 million was primarily related to the addition of 24 loans totaling $12.7 million, with a reserve of $1.4 million, that were previously accruing at December 31, 2019. This increase from December 31, 2019 was partially offset by the settlement of a single loan accounted for on a non-accrual basis with a carrying amount of $2.5 million. The increase in commercial and industrial loans in non-accrual status since December 31, 2019 was primarily due to two relationships that included six loans totaling $19.3 million and had a $4.2 million reserve at September 30, 2020 and a CECL transition gross-up adjustment of $4.6 million related to a loan with an amortized cost of $6.8 million and a reserve of $5.2 million at September 30, 2020. The increase in 1-4 family residential loans in non-accrual status at September 30, 2020, compared to December 31, 2019, was primarily related to the classification of $4.0 million of loans as non-accrual, that were previously classified as accruing.

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

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. The Bank’s COVID-19 payment deferral programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan. The Bank’s actions included approval of $968.1 million in COVID-19 related loan modifications as of June 30, 2020. During the third quarter of 2020, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $57.7 million of new COVID-19 related loan modifications since June 30, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was $291.4 million as of September 30, 2020, of which approximately $208 million had received an additional deferral. COVID-19 related loan modifications of approximately $662 million have returned to agreed-upon contractual terms and had made at least one required principal and/or interest payment since the end of their initial deferral period. Such loans represent elevated risk, therefore management continues to monitor these loans. The extent to which these measures will impact the Bank is uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-accrual status during future periods is uncertain and will depend on future developments that cannot be predicted.

There were no TDRs granted during the three months ended September 30, 2020, as compared to two commercial and industrial TDRs granted during the comparable period in 2019, with a balance of $1.6 million at date of extension and at September 30, 2019. Information regarding TDRs granted during the nine months ended September 30, 2020 and 2019, is shown in the following table (dollars in thousands).

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	—	—	—	—	—	—
Commercial and industrial	2	7,839	3,166	5	9,632	9,113
Construction and land development	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	2	$7,839	$3,166	5	$9,632	$9,113

The Bank had nominal unadvanced commitments to borrowers whose loans had been restructured in TDRs at September 30, 2020 and at December 31, 2019. There were no TDRs granted during the twelve months preceding September 30, 2020 and September 30, 2019, for which a payment was at least 30 days past due.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
September 30, 2020	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$2,389	$2,876	$200	$5,465	$1,749,896	$1,755,361	$—
Owner occupied	3,227	2,272	6,267	11,766	1,305,911	1,317,677	—
Commercial and industrial	1,953	3,271	19,337	24,561	2,823,728	2,848,289	2
Construction and land development	2	—	—	2	841,383	841,385	—
1-4 family residential	3,600	3,404	15,150	22,154	621,679	643,833	—
Consumer	12	251	52	315	36,405	36,720	—
Broker-dealer	—	—	—	—	502,295	502,295	—
	$11,183	$12,074	$41,006	$64,263	$7,881,297	$7,945,560	$2

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
December 31, 2019	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$4,062	$—	$2,790	$6,852	$1,702,500	$1,709,352	$—
Owner occupied	1,813	880	3,265	5,958	1,285,213	1,291,171	—
Commercial and industrial	5,967	1,735	3,395	11,097	2,014,623	2,025,720	3
Construction and land development	7,580	1,827	—	9,407	931,157	940,564	—
1-4 family residential	12,058	3,442	6,520	22,020	769,000	791,020	—
Consumer	455	34	—	489	46,557	47,046	—
Broker-dealer	—	—	—	—	576,527	576,527	—
	$31,935	$7,918	$15,970	$55,823	$7,325,577	$7,381,400	$3

In addition to the loans shown in the tables above, PrimeLending had $187.1 million and $102.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $188.5 million and $104.0 million, respectively) that were 90 days past due and accruing interest at September 30, 2020 and December 31, 2019, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Represents "pass grade" loans to commercial borrowers of higher, but acceptable credit quality and risk. Such borrowers are differentiated from Pass Normal Risk in terms of size, secondary sources of repayment or they are of lesser stature in other key credit metrics.

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

Represents loans for which the accrual of interest has not been stopped, but are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Substandard non-accrual	14

Represents loans for which the accrual of interest has been stopped and includes loans where interest is more than 90 days past due and not fully secured and loans where a specific valuation allowance may be necessary.

Doubtful	15	Represents loans that are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty.
Loss	16

Represents loans that are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. Rating is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents loans held for investment grouped by asset class and credit quality indicator, segregated by year of origination or renewal (in thousands).

	Amortized Cost Basis by Origination Year
						2015 and
September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$13,190	$33,533	$3,044	$2,300	$13,184	$15,748	$401	$81,400
Internal Grade 4-7 (Pass normal risk)	211,586	138,426	118,655	102,274	124,166	91,656	32,904	819,667
Internal Grade 8-11 (Pass high risk and watch)	127,747	160,637	118,055	91,650	124,628	62,187	483	685,387
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	30,756	16,328	27,592	29,928	30,808	30,848	—	166,260
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	2,647	—	2,647
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$46,605	$32,541	$10,711	$42,978	$24,894	$39,509	$1	$197,239
Internal Grade 4-7 (Pass normal risk)	136,710	161,028	148,623	64,900	54,981	94,698	30,820	691,760
Internal Grade 8-11 (Pass high risk and watch)	95,828	76,806	47,453	26,881	29,485	31,409	927	308,789
Internal Grade 12 (Special mention)	370	—	2,316	—	—	538	—	3,224
Internal Grade 13 (Substandard accrual)	7,573	3,588	69,465	7,717	6,732	10,158	—	105,233
Internal Grade 14 (Substandard non-accrual)	508	2,248	517	5,361	1,888	910	—	11,432
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$32,808	$16,361	$5,850	$12,387	$4,315	$87	$16,874	$88,682
Internal Grade 4-7 (Pass normal risk)	135,087	76,615	63,222	26,560	15,081	13,306	330,928	660,799
Internal Grade 8-11 (Pass high risk and watch)	76,601	68,298	29,181	15,989	30,392	2,548	197,296	420,305
Internal Grade 12 (Special mention)	802	16	4,126	—	267	—	2,323	7,534
Internal Grade 13 (Substandard accrual)	25,592	4,553	12,663	6,327	7,546	358	21,994	79,033
Internal Grade 14 (Substandard non-accrual)	23,736	6,906	1,850	350	920	3,538	1,408	38,708
Construction and land development
Internal Grade 1-3 (Pass low risk)	$16,747	$1,979	$22,828	$272	$1,088	$290	$2,027	$45,231
Internal Grade 4-7 (Pass normal risk)	147,952	127,287	66,772	22,092	6,100	3,918	36,221	410,342
Internal Grade 8-11 (Pass high risk and watch)	165,359	107,915	45,176	25,883	3,656	929	3,635	352,553
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	3,088	2,396	—	5,385	—	74	—	10,943
Internal Grade 14 (Substandard non-accrual)	—	423	—	—	—	105	—	528
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	2,142	82	1,460	—	—	—	—	3,684
FICO greater than 720	11,426	279	5,975	—	—	—	—	17,680
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	424	—	—	—	—	—	—	424
1-4 family residential
FICO less than 620	$991	$851	$3,679	$57	$931	$34,503	$532	$41,544
FICO between 620 and 720	15,184	20,358	10,077	8,858	12,689	40,560	1,317	109,043
FICO greater than 720	83,373	97,176	80,949	44,821	37,037	77,530	4,810	425,696
Substandard non-accrual	—	—	—	97	723	19,779	—	20,599
Other (1)	9,080	17,001	8,491	1,924	1,103	8,879	473	46,951
Consumer
FICO less than 620	$736	$1,382	$121	$143	$48	$86	$333	$2,849
FICO between 620 and 720	3,879	3,044	663	718	141	94	2,166	10,705
FICO greater than 720	5,334	2,729	3,235	349	87	44	4,511	16,289
Substandard non-accrual	—	—	—	31	—	22	—	53
Other (1)	4,582	1,686	271	51	37	—	197	6,824

Total loans with credit quality measures	$1,435,796	$1,182,472	$913,020	$546,283	$532,927	$586,958	$692,581	$5,890,037
Commercial and industrial (mortgage warehouse lending)								$882,503
Commercial and industrial (Paycheck Protection Program loans)								$670,725
Broker-Dealer (margin loans and correspondent receivables)								$502,295
Total loans held for investment								$7,945,560

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Allowance for Credit Losses for Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management revised its methodology for determining the allowance for credit losses upon the implementation of CECL. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of September 30, 2020. While the Company believes it has an appropriate allowance for the existing loan portfolio at September 30, 2020, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets (see Note 14 to the consolidated financial statements). For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of September 30, 2020, the Company utilized a single macroeconomic baseline scenario published by a third party in September 2020 that was updated to reflect the U.S. economic outlook due to COVID-19 conditions. This baseline scenario utilizes multiple economic variables in forecasting the economic outlook. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

The increase in the allowance for credit losses for loans held for investment during the nine months ended September 30, 2020 was primarily attributable to changes within the Bank. During the first quarter of 2020, the Company adopted the new CECL standard and recorded transition adjustment entries that resulted in an allowance for credit losses of $73.7 million as of January 1, 2020, an increase of $12.6 million. This increase included an increase in credit losses of $18.9 million from the expansion of the loss horizon to life of loan, partially offset by the elimination of the non-credit component within the historical allowance related to previously categorized PCI loans of $6.3 million.

During the three months ended September 30, 2020, the allowance included a net reversal of credit losses on individually evaluated loans of $1.2 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $0.6 million of the total provision primarily due to the identified changes in the Bank’s loan portfolio composition and credit quality being offset by improvements in macroeconomic factor assumptions and qualitative factors from the prior quarter. The change in the allowance during the three months ended September 30, 2020 was also impacted by net charge-offs of $0.6 million. During the nine months ended September 30, 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $22.6 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $77.2 million of the total provision primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The changes in the allowance for credit losses during the noted periods were also attributable to other factors including, but not limited to, loan growth and loan mix. The change in the allowance during the nine months ended September 30, 2020 was also impacted by net charge-offs of $18.5 million, primarily associated with loans specifically reserved for during the first quarter of 2020.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$106,551	$—	$(2,527)	$(29)	$571	$104,566
Commercial and industrial	31,863	—	7,274	(1,341)	382	38,178
Construction and land development	8,393	—	(2,123)	—	—	6,270
1-4 family residential	7,399	—	(2,213)	(144)	10	5,052
Consumer	1,429	—	(411)	(100)	84	1,002
Broker-dealer	748	—	(602)	—	—	146
Total	$156,383	$—	$(602)	$(1,614)	$1,047	$155,214

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$31,595	$8,073	$68,823	$(4,517)	$592	$104,566
Commercial and industrial	17,964	3,193	30,896	(15,325)	1,450	38,178
Construction and land development	4,878	577	815	(2)	2	6,270
1-4 family residential	6,386	(29)	(813)	(517)	25	5,052
Consumer	265	748	154	(473)	308	1,002
Broker-dealer	48	—	98	—	—	146
Total	$61,136	$12,562	$99,973	$(20,834)	$2,377	$155,214

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2019	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$25,114	$—	$757	$(9)	$—	$25,862
Commercial and industrial	20,414	—	(1,625)	(1,000)	1,393	19,182
Construction and land development	4,396	—	392	—	—	4,788
1-4 family residential	4,924	—	485	(12)	14	5,411
Consumer	283	—	(9)	(12)	6	268
Broker-dealer	46	—	47	—	—	93
Total	$55,177	$—	$47	$(1,033)	$1,413	$55,604

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2019	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$27,100	$—	$(1,229)	$(9)	$—	$25,862
Commercial and industrial	21,980	—	87	(5,247)	2,362	19,182
Construction and land development	6,061	—	(1,273)	—	—	4,788
1-4 family residential	3,956	—	2,321	(911)	45	5,411
Consumer	267	—	449	(476)	28	268
Broker-dealer	122	—	(29)	—	—	93
Total	$59,486	$—	$326	$(6,643)	$2,435	$55,604

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$81,264	$53,695	$55,504	$66,102
Additions	59,351	4,166	123,266	8,574
Sales	—	—	(18,650)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(10,145)	(3,769)	(26,023)	(17,541)
Due to customer payoffs	(2,758)	(2,795)	(6,385)	(5,838)
Balance, end of period	$127,712	$51,297	$127,712	$51,297

	September 30,	December 31,
	2020	2019
Mortgage loans serviced for others (2)	$13,650,523	$4,948,441
MSR asset as a percentage of serviced mortgage loans	0.94%	1.12%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2020	2019
Weighted average constant prepayment rate	12.97%	13.16%
Weighted average discount rate	14.65%	11.14%
Weighted average life (in years)	6.1	6.0

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2020	2019
Constant prepayment rate:
Impact of 10% adverse change	$(4,859)	$(3,072)
Impact of 20% adverse change	(9,487)	(5,943)
Discount rate:
Impact of 10% adverse change	(4,844)	(2,094)
Impact of 20% adverse change	(9,252)	(4,028)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $10.3 million and $6.3 million during the three months ended September 30, 2020 and 2019, respectively, and $21.3 million and $19.2 million during the nine months ended September 30, 2020 and 2019, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2020	2019
Noninterest-bearing demand	$3,557,603	$2,769,556
Interest-bearing:
Demand accounts	2,058,874	1,881,614
Brokered - demand	269,472	—
Money market	2,885,824	2,641,116
Brokered - money market	162,184	5,000
Savings	251,027	199,076
Time	1,505,225	1,505,375
Brokered - time	571,706	30,477
	$11,261,915	$9,032,214

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2020	2019
Federal funds purchased	$149,150	$81,625
Securities sold under agreements to repurchase	261,703	612,125
Federal Home Loan Bank	—	600,000
Short-term bank loans	103,500	111,000
Commercial paper	265,756	19,260
	$780,109	$1,424,010

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

	Nine Months Ended September 30,
	2020	2019
Average balance during the period	$547,925	$609,162
Average interest rate during the period	1.03%	2.57%

	September 30,	December 31,
	2020	2019
Average interest rate at end of period	0.30%	1.97%
Securities underlying the agreements at end of period:
Carrying value	$261,771	$612,515
Estimated fair value	$279,403	$661,023

Federal Home Loan Bank (“FHLB”) short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The FHLB borrowings were fully paid during the three months ended September 30, 2020. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Nine Months Ended September 30,
	2020	2019
Average balance during the period	$51,606	$280,824
Average interest rate during the period	1.62%	2.34%

	September 30,	December 31,
	2020	2019
Average interest rate at end of period	—%	1.56%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2020 and December 31, 2019 was 1.25% and 2.52%, respectively.

During the fourth quarter of 2019, Hilltop Securities initiated two commercial paper programs, in the ordinary course of its business, of which the net proceeds (after deducting related issuance expenses) from the sale will be used for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of September 30, 2020, the weighted average maturity of the CP Notes was 154 days at a rate of 1.65%. At September 30, 2020, the aggregate amount outstanding under these secured arrangements was $265.8 million, which was collateralized by securities held for firm accounts valued at $171.6 million.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2020	2019
Senior Notes due April 2025, net of discount of $1,107 and $1,232, respectively	$148,893	$148,768
Subordinated Notes due May 2030, net of discount of $814	49,186	—
Subordinated Notes due May 2035, net of discount of $2,433	147,567	—
FHLB notes, including premium of $0 and $146, respectively	—	28,848
Ventures Management lines of credit due August 2021	50,360	78,653
	$396,006	$256,269

Subordinated Notes

On May 7, 2020, Hilltop completed a public offering of $50 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due May 15, 2030 (the “2030 Subordinated Notes”) and $150 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due May 15, 2035 (the “2035 Subordinated Notes”) (collectively, the “Subordinated Notes”). The price for the Subordinated Notes was 100% of the principal amount of the Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $3.4 million, were $196.6 million.

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

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	September 30,	December 31,
	2020	2019
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(4,620)	(4,178)
Premises and equipment, net	$3,160	$3,602

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$11,067	$11,123	$32,318	$32,253
Less operating lease and sublease income	(363)	(846)	(1,336)	(1,897)
Net operating lease cost	$10,704	$10,277	$30,982	$30,356

Finance lease cost:
Amortization of ROU assets	$147	$147	$442	$442
Interest on lease liabilities	139	148	424	450
Total finance lease cost	$286	$295	$866	$892

Supplemental cash flow information related to leases is as follows (in thousands).

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,994	$29,047
Operating cash flows from finance leases	424	450
Financing cash flows from finance leases	472	438
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$8,773	$25,951
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	September 30, 2020		December 31, 2019
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.6	4.87%	5.9	5.29%
Finance	5.9	4.80%	6.5	4.79%

Future minimum lease payments under the Leasing Standard as of September 30, 2020, under lease agreements that had commenced as of or subsequent to January 1, 2019, are presented below (in thousands).

	Operating Leases	Finance Leases
2020	$4,450	$301
2021	33,880	1,212
2022	27,373	1,241
2023	21,920	1,280
2024	14,765	1,163
Thereafter	39,110	2,297
Total minimum lease payments	$141,498	$7,494
Less amount representing interest	(19,096)	(2,471)
Lease liabilities	$122,402	$5,023

As of September 30, 2020, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $24.4 million. These operating leases are expected to commence between October 2020 and October 2021 with lease terms ranging from five to eleven years.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.2 million at September 30, 2020.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates from continuing operations were 22.7% and 21.9% for the three months ended September 30, 2020 and 2019, respectively, and 23.0% and 22.5% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rates approximated statutory rates and include the effect of investments in tax-exempt instruments, offset by non-deductible expenses.

13. Commitments and Contingencies

Legal Matters

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies based on information currently available, including advice of counsel. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. A portion of the Company’s exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies, the Company does not take into account the availability of insurance coverage. When it is practicable, the Company estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. When the Company is able to estimate such probable losses, and when it estimates that it is reasonably possible it could incur losses in excess of amounts accrued, the Company is required to make a disclosure of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

the aggregate estimation. As available information changes, however, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.

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

At September 30, 2020 and December 31, 2019, the mortgage origination segment’s indemnification liability reserve totaled $18.0 million and $11.8 million, respectively. The provision for indemnification losses was $3.1 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively, and $7.7 million and $2.2 million during the nine months ended September 30, 2020 and 2019, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$35,194	$33,074	$32,144	$33,784
Claims made	2,558	6,423	14,770	16,110
Claims resolved with no payment	(45)	(7,022)	(1,702)	(14,289)
Repurchases	(1,582)	(1,506)	(8,965)	(4,150)
Indemnification payments	-	(243)	(122)	(729)
Balance, end of period	$36,125	$30,726	$36,125	$30,726

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$15,463	$10,833	$11,776	$10,701
Additions for new sales	3,066	954	6,688	2,236
Repurchases	(133)	(117)	(613)	(325)
Early payment defaults	(413)	(51)	(815)	(290)
Indemnification payments	-	(87)	(40)	(182)
Change in reserves for loans sold in prior years	-	(81)	987	(689)
Balance, end of period	$17,983	$11,451	$17,983	$11,451

	September 30,	December 31,
	2020	2019
Reserve for Indemnification Liability:
Specific claims	$1,426	$1,071
Incurred but not reported claims	16,557	10,705
Total	$17,983	$11,776

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at September 30, 2020 and outstanding financial and performance standby letters of credit of $90.1 million at September 30, 2020.

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$9,031	$2,263	$2,075	$2,366
Transition adjustment CECL accounting standard	—	—	3,837	—
Other noninterest expense	287	(77)	3,406	(180)
Balance, end of period	$9,318	$2,186	$9,318	$2,186

As previously discussed, the Company adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three and nine months ended September 30, 2020, the increases in the reserve for unfunded commitments were primarily due to the macroeconomic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions.

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

15. Stock-Based Compensation

Since 2012, the Company has issued stock-based incentive awards pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”). In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan serves as successor to the 2012 Plan. The 2012 Plan and the 2020 Plan are referred to collectively as “the Equity Plans.” The Equity Plans provide for the grant of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

of the Company. Shares available for grant under the 2012 Plan that were reserved but not issued as of the effective date of the 2020 Plan were added to the reserves of the 2020 Plan. No additional awards may be made under the 2012 Plan following the effective date of the 2020 Plan, but the 2012 Plan remains in effect as to outstanding awards. Outstanding awards under the Equity Plans continue to be subject to the terms and conditions of the respective plans. The number of shares authorized for issuance pursuant to awards under the 2020 Plan is 3,650,000 plus any shares that become available upon the forfeiture, expiration, cancellation or settlement in cash of awards outstanding under the 2012 Plan as of April 30, 2020. At September 30, 2020, 3,514,437 shares of common stock remained available for issuance pursuant to awards granted under the 2020 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the Equity Plans was $3.9 million and $3.1 million during the three months ended September 30, 2020 and 2019, respectively, and $11.0 million and $8.1 million during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 and 2019, Hilltop granted 25,817 and 20,806 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested RSU activity for the nine months ended September 30, 2020 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2019	1,437	$22.64
Granted	690	$21.66
Vested/Released	(350)	$26.83
Forfeited	(24)	$22.48
Balance, September 30, 2020	1,753	$21.42

Vested/Released RSUs include an aggregate of 57,873 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2020. Pursuant to certain RSU award agreements, an aggregate of 5,482 vested RSUs at September 30, 2020 require deferral of the settlement in shares and statutory tax obligations to a future date.

During the nine months ended September 30, 2020, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 675,805 RSUs pursuant to the Equity Plans. Of the RSUs granted during the nine months ended September 30, 2020, 550,673 that were outstanding at September 30, 2020, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the nine months ended September 30, 2020, 122,232 that were outstanding at September 30, 2020, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At September 30, 2020, in the aggregate, 1,463,271 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 289,493 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2020, unrecognized compensation expense related to outstanding RSUs of $21.7 million is expected to be recognized over a weighted average period of 1.68 years.

Employee Stock Purchase Plan

In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. Employee Stock Purchase Plan (the “ESPP”) to provide a means for eligible employees of the Company to purchase shares of Hilltop

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

common stock at a discounted price by accumulating funds, normally through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. The initial offering period will commence January 1, 2021.

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

The following tables show PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2020 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum Capital
			Requirements
			Including	To Be Well
	Actual		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
September 30, 2020
Tier 1 capital (to average assets):
PlainsCapital	$1,382,293	10.19%	4.0%	5.0%
Hilltop	2,193,424	13.03%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,382,293	14.64%	7.0%	6.5%
Hilltop	2,128,424	19.85%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,382,293	14.64%	8.5%	8.0%
Hilltop	2,193,424	20.46%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,462,750	15.49%	10.5%	10.0%
Hilltop	2,488,900	23.22%	10.5%	N/A

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

At September 30, 2020, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$310,559	$3,366
Less: required net capital	7,427	250
Excess net capital	$303,132	$3,116

Net capital as a percentage of aggregate debit items	83.6%
Net capital in excess of 5% aggregate debit items	$291,991

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At September 30, 2020 and December 31, 2019, the Hilltop Broker-Dealers held cash of $221.6 million and $157.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2020 or December 31, 2019.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

minimum net worth and liquidity requirements. As of September 30, 2020, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable, with one exception. The net worth of an ABA that was divested by PrimeLending on October 1, 2020, did not meet the HUD net worth requirements as of September 30, 2020. This instance and the divestiture have been reported to HUD.

17. Stockholders’ Equity

Dividends

During the nine months ended September 30, 2020 and 2019, the Company declared and paid cash dividends of $0.27 and $0.24 per common share, or an aggregate of $24.4 million and $22.4 million, respectively.

On October 22, 2020, Hilltop’s board of directors declared a quarterly cash dividend of $0.09 per common share, payable on November 30, 2020, to all common stockholders of record as of the close of business on November 16, 2020.

Stock Repurchases

In January 2020, the Hilltop board of directors authorized a new stock repurchase program through January 2021, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During the nine months ended September 30, 2020, the Company paid $15.2 million to repurchase an aggregate of 720,901 shares of common stock at an average price of $21.13 per share. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 23 to the consolidated financial statements included in the Company’s 2019 Form 10-K.

As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, Hilltop’s board of directors suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

Tender Offer

On September 23, 2020, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase shares of its common stock for an aggregate cash purchase price of up to $350 million and at a per share price not less than $18.25 and not more than $21.00, net to the seller in cash, less any applicable tax withholding and without interest, upon the terms and subject to the conditions described in the tender offer documentation. Unless the offer is extended or terminated, the tender offer is scheduled to expire at the end of the day on October 30, 2020. The Federal Reserve has informed the Company that it is has no objection to the tender offer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$23,286	$5,881	$90,429	$23,285
Hilltop Broker-Dealers	(3,542)	(5,984)	8,466	4,790
Bank	118	(25)	(17)	(171)

Derivative positions are presented in the following table (in thousands).

	September 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$3,513,711	$115,699	$914,526	$18,222
Customer-based written options	—	—	31,200	—
Customer-based purchased options	—	—	31,200	—
Commitments to purchase MBSs	2,645,029	9,238	3,346,946	3,321
Commitments to sell MBSs	7,470,095	(8,277)	5,988,198	(5,904)
Interest rate swaps	51,122	(70)	15,012	(178)
U.S. Treasury bond futures and options (1)	160,400	—	283,500	—
Eurodollar futures (1)	12,000	—	934,000	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$105,000	$(3,689)	$50,000	$528

(1)    Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.

The increase in the estimated fair value of the IRLCs at September 30, 2020, compared to December 31, 2019, was driven by the accelerated decrease in mortgage interest rates during the nine months ended September 30, 2020 triggered by the economic impact of the COVID-19 pandemic, and an increase in the average value of individual IRLCs. The increase in average value of individual IRLCs was primarily driven by PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic.

PrimeLending had cash collateral advances totaling $15.5 million and $4.5 million to offset net liability derivative positions on its commitments to sell MBSs at September 30, 2020 and December 31, 2019, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $1.9 million and $3.7 million on U.S. Treasury bond futures and options and Eurodollar futures at September 30, 2020 and December 31, 2019, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2020
Securities borrowed:
Institutional counterparties	$1,285,509	$—	$1,285,509	$(1,235,409)	$—	$50,100

Interest rate swaps:
Institutional counterparties	13	—	13	(13)	—	—

Reverse repurchase agreements:
Institutional counterparties	90,103	—	90,103	(89,111)	—	992

Forward MBS derivatives:
Institutional counterparties	11,848	—	11,848	(11,848)	—	—
	$1,387,473	$—	$1,387,473	$(1,336,381)	$—	$51,092
December 31, 2019
Securities borrowed:
Institutional counterparties	$1,634,782	$—	$1,634,782	$(1,586,820)	$—	$47,962

Reverse repurchase agreements:
Institutional counterparties	59,031	—	59,031	(58,619)	—	412

Forward MBS derivatives:
Institutional counterparties	3,640	—	3,640	(3,640)	—	—
	$1,697,453	$—	$1,697,453	$(1,649,079)	$—	$48,374

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2020
Securities loaned:
Institutional counterparties	$1,177,098	$—	$1,177,098	$(1,129,147)	$—	$47,951

Interest rate swaps:
Institutional counterparties	83	—	83	—	—	83

Repurchase agreements:
Institutional counterparties	261,703	—	261,703	(261,703)	—	—

Forward MBS derivatives:
Institutional counterparties	12,601	(1,714)	10,887	—	—	10,887
	$1,451,485	$(1,714)	$1,449,771	$(1,390,850)	$—	$58,921
December 31, 2019
Securities loaned:
Institutional counterparties	$1,555,964	$—	$1,555,964	$(1,509,933)	$—	$46,031

Interest rate swaps:
Institutional counterparties	178	—	178	(112)	—	66

Repurchase agreements:
Institutional counterparties	586,651	—	586,651	(586,651)	—	—
Customer counterparties	25,474	—	25,474	(25,474)	—	—

Forward MBS derivatives:
Institutional counterparties	6,890	(667)	6,223	(2,384)	—	3,839
	$2,175,157	$(667)	$2,174,490	$(2,124,554)	$—	$49,936

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2020 and December 31, 2019.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2020	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$157,890	$96,720	$7,093	$—	$261,703

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,176,985	—	—	—	1,176,985
Total	$1,334,988	$96,720	$7,093	$—	$1,438,801

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,438,801
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2019	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$45,950	$—	$—	$—	$45,950
Asset-backed securities	257,396	12,892	295,887	—	566,175

Securities lending transactions:
Corporate securities	120	—	—	—	120
Equity securities	1,555,844	—	—	—	1,555,844
Total	$1,859,310	$12,892	$295,887	$—	$2,168,089

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,168,089
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2020	2019
Receivables:
Securities borrowed	$1,285,509	$1,634,782
Securities failed to deliver	74,650	18,726
Trades in process of settlement	—	104,922
Other	3,319	21,850
	$1,363,478	$1,780,280
Payables:
Securities loaned	$1,177,098	$1,555,964
Correspondents	36,928	37,036
Securities failed to receive	68,365	8,568
Trades in process of settlement	23,628	—
Other	4,816	3,950
	$1,310,835	$1,605,518

21. Segment and Related Information

The Company currently has three reportable business segments that are organized primarily by the core products offered to the segments’ respective customers. These segments reflect the manner in which operations are managed and the criteria used by the chief operating decision maker, the Company’s President and Chief Executive Officer, to evaluate segment performance, develop strategy and allocate resources.

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

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$96,416	$8,168	$(2,349)	$—	$(4,594)	$4,259	$101,900
Provision for (reversal of) credit losses	—	(602)	—	—	—	—	(602)
Noninterest income	9,819	141,022	355,471	—	477	(4,078)	502,711
Noninterest expense	55,980	114,393	207,176	—	21,999	(203)	399,345
Income (loss) from continuing operations before taxes	50,255	35,399	145,946	—	(26,116)	384	205,868
Income from discontinued operations before taxes	—	—	—	—	736	—	736
	$50,255	$35,399	$145,946	$—	$(25,380)	$384	$206,604

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$284,440	$31,005	$(3,647)	$—	$(9,482)	$14,478	$316,794
Provision for credit losses	99,875	98	—	—	—	—	99,973
Noninterest income	29,246	350,192	874,926	—	3,315	(15,130)	1,242,549
Noninterest expense	169,569	299,743	547,222	—	35,741	(820)	1,051,455
Income (loss) from continuing operations before taxes	44,242	81,356	324,057	—	(41,908)	168	407,915
Income from discontinued operations before taxes	—	—	—	2,103	33,077	—	35,180
	$44,242	$81,356	$324,057	$2,103	$(8,831)	$168	$443,095

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$97,642	$13,724	$(2,725)	$—	$(1,384)	$5,389	$112,646
Provision for credit losses	—	47	—	—	—	—	47
Noninterest income	8,856	107,742	194,857	—	460	(5,410)	306,505
Noninterest expense	53,767	94,411	160,634	—	12,561	(187)	321,186
Income (loss) from continuing operations before taxes	52,731	27,008	31,498	—	(13,485)	166	97,918
Income from discontinued operations before taxes	—	—	—	6,539	—	—	6,539
	$52,731	$27,008	$31,498	$6,539	$(13,485)	$166	$104,457

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$283,755	$37,984	$(4,224)	$—	$(4,045)	$14,749	$328,219
Provision for (reversal of) credit losses	355	(29)	—	—	—	—	326
Noninterest income	30,219	304,607	477,438	—	1,820	(14,913)	799,171
Noninterest expense	172,744	277,088	417,032	—	37,397	(240)	904,021
Income (loss) from continuing operations before taxes	140,875	65,532	56,182	—	(39,622)	76	223,043
Income from discontinued operations before taxes	—	—	—	10,519	—	—	10,519
	$140,875	$65,532	$56,182	$10,519	$(39,622)	$76	$233,562

			Mortgage			All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
September 30, 2020
Goodwill	$247,368	$7,008	$13,071	$—	$—	$—	$267,447

Total assets	$13,380,146	$3,098,564	$2,983,663	$—	$2,938,698	$(5,465,519)	$16,935,552

December 31, 2019
Goodwill	$247,368	$7,008	$13,071	$—	$—	$—	$267,447

Assets of discontinued operations	$—	$—	$—	$248,429	$—	$—	$248,429
Total assets	$11,147,344	$3,457,068	$2,357,415	$248,429	$2,393,604	$(4,431,412)	$15,172,448

22. Earnings per Common Share

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, if applicable. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method since there were no instruments which qualified as participating securities during the three or nine months ended September 30, 2020 or 2019.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and nine months ended September 30, 2020 and 2019, RSUs were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Income from continuing operations	152,543	$74,157	$296,729	$167,648
Income from discontinued operations	736	5,261	34,662	8,367
Income attributable to Hilltop	$153,279	$79,418	$331,391	$176,015

Weighted average shares outstanding - basic	90,200	91,745	90,291	92,931

Basic earnings per common share:
Income from continuing operations	$1.69	$0.81	$3.29	$1.80
Income from discontinued operations	0.01	0.06	0.38	0.09
	$1.70	$0.87	$3.67	$1.89

Diluted earnings per share:
Income from continuing operations	$152,543	$74,157	$296,729	$167,648
Income from discontinued operations	736	5,261	34,662	8,367
Income attributable to Hilltop	$153,279	$79,418	$331,391	$176,015

Weighted average shares outstanding - basic	90,200	91,745	90,291	92,931
Effect of potentially dilutive securities	—	79	—	28
Weighted average shares outstanding - diluted	90,200	91,824	90,291	92,959

Diluted earnings per common share:
Income from continuing operations	$1.69	$0.81	$3.29	$1.80
Income from discontinued operations	0.01	0.05	0.38	0.09
	$1.70	$0.86	$3.67	$1.89

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, such as the current outbreak of a novel strain of coronavirus (“COVID-19”) that the World Health Organization (“WHO”) declared a global pandemic in March 2020, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, funding sources for our tender offer, dividend payments, use of proceeds from offerings, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, including as a result of the “current expected credit losses” (CECL) model, expected future benchmark rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have caused and are causing significant harm to the global economy and our business;

●	the credit risks of lending activities, including our ability to estimate credit losses and increases to the allowance for credit losses as a result of the implementation of CECL, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	changes in the interest rate environment and transitions away from London Interbank Offered Rate (“LIBOR”);
●	risks associated with concentration in real estate related loans;
●	effectiveness of our data security controls in the face of cyber attacks;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprises the operations of our insurance segment, for cash proceeds of $154.1 million. Hilltop recognized a gain associated with this transaction of $32.3 million, net of $5.1 million in transaction costs and was subject to post-closing adjustments. During the third quarter of 2020, Hilltop recognized a $0.7 million pre-tax post-closing adjustment to income from discontinued operations related to the finalization of the June 30, 2020 closing balance sheet, resulting in an aggregate gain on sale of NLC of $33.1 million. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also entered into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Accordingly, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. Unless otherwise noted, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “consolidated” refers to our consolidated financial position and consolidated results of operations, including discontinued operations and assets and liabilities of the discontinued operations.

During the three and nine months ended September 30, 2020, our income from continuing operations to common stockholders was $152.5 million, or $1.69 per diluted share, and $296.7 million, or $3.29 per diluted share, respectively. After income from discontinued operations, net of income taxes, of $0.7 million, or $0.01 per diluted share, and $34.7 million, or $0.38 per diluted share, income applicable to common stockholders for the three and nine months ended September 30, 2020 was $153.3 million, or $1.70 per diluted share, and $331.4 million, or $3.67 per diluted share, respectively. We declared total common dividends of $0.09 and $0.27 per share during the three and nine months ended September 30, 2020, respectively, resulting in a dividend payout ratio of 5.30% and 7.35%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share, including discontinued operations. We also paid an aggregate of $15.2 million to repurchase shares of our common stock during the nine months ended September 30, 2020.

We reported $205.9 million and $407.9 million of income from continuing operations before income taxes during the three and nine months ended September 30, 2020, respectively, including the following contributions from our reportable business segments.

●	The banking segment contributed $50.3 million and $44.2 million of income before income taxes during the three and nine months ended September 30, 2020, respectively;
●	The broker-dealer segment contributed $35.4 million and $81.4 million of income before income taxes during the three and nine months ended September 30, 2020, respectively; and
●	The mortgage origination segment contributed $145.9 million and $324.1 million of income before income taxes during the three and nine months ended September 30, 2020, respectively.

Our insurance segment, the results of which have been presented within discontinued operations in the consolidated financial statements, contributed $2.1 million of income before income taxes during the nine months ended September 30, 2020.

At September 30, 2020, on a consolidated basis, we had total assets of $16.9 billion, total deposits of $11.3 billion, total loans, including loans held for sale, of $10.3 billion and stockholders’ equity of $2.4 billion.

Recent Developments

COVID-19

COVID-19 has spread globally, including to every state in the United States, and has resulted in the WHO declaring COVID-19 to be a global pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. The U.S. federal government issued social distancing guidelines as a measure to reduce the escalation of the spread of COVID-19 in the United States. A majority of states and certain U.S. territories, including the District of Columbia, issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. Many of these businesses reopened but may be operating at limited capacity levels. We are following guidelines established by the Centers for Disease Control and WHO and orders issued by the state and local governments where we operate. We have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, banking by appointment, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. On March 23, 2020, most of our employees began working remotely, with only certain operationally critical employees working on site at our principal business headquarters and business segment locations. In early September 2020, a majority of our employees began the process of returning to their respective office locations based on rotational team schedules to better ensure that appropriate social distancing measures are available. We are monitoring and assessing the impact of the COVID-19 pandemic on a daily basis to ensure that we continue to adhere to guidelines and orders issued by federal, state and local governments.

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

In light of the extreme volatility and disruptions in the capital and credit markets in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, including a significant decline in corporate debt and equity issuances and a deterioration in the mortgage servicing and commercial paper markets, we took a number of precautionary actions in March to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations. Additionally, as previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, Hilltop’s board of directors suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

The Federal Open Market Committee (“FOMC”) reduced the target range for short-term rates by 150 basis points to a range of 0% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels. Given our exposure to the mortgage market, this precipitous decline in rates resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To improve our already strong liquidity position, we raised brokered and other wholesale funding to support the enhanced mortgage activity. To meet increased liquidity demands, we raised brokered deposits that totaled $1.0 billion at September 30, 2020, down from $1.4 billion at June 30, 2020. Further, beginning in March 2020, an additional $200 million of deposits was swept from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop

Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion at June 30, 2020. During the third quarter of 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced further to approximately $900 million as of September 30, 2020.

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

Asset Valuation

At each reporting date between annual impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit and other intangible assets were less than their respective carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. Specifically, our banking segment has experienced lower-than-forecasted operating results during the first nine months of 2020, due to conditions discussed in detail within the discussion of banking segment results that follows.

Given the potential impacts as a result of COVID-19, actual results may differ materially from our current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than currently anticipated. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that as of September 30, 2020 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values.

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

Loan Portfolio

In response to the COVID-19 pandemic, the CARES Act was passed in March 2020, which among other things, allows the Bank to suspend the TDR requirements for certain loan modifications to be categorized as a troubled debt restructuring (“TDR”). Starting in March, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. The Bank’s actions originally included approval of approximately $968 million in COVID-19 related loan modifications as of June 30, 2020.

As noted in the table below, during the third quarter of 2020, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $57.7 million of new COVID-19 related loan modifications since June 30, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $291 million as of September 30, 2020, of which approximately $208 million had received an additional deferral. COVID-19 related loan modifications of approximately $662 million have returned to agreed-upon contractual terms and had made at least one required principal and/or interest payment since the end of their initial deferral period. Such loans represent elevated risk, therefore management continues to monitor these loans. The extent to which these measures will impact the Bank is uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

While all industries could experience adverse impacts due to the COVID-19 pandemic, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings, have an increased level of risk. The following table provides information on those loans held for investment balances, by portfolio industry sector, including collectively evaluated allowance for credit losses, that include active COVID-19 payment deferrals (dollars in thousands).

							Allowance for	Allowance for
		Active					Credit Losses	Credit Losses
	Active	90 Day			Classified	Allowance	as a % of	as a % of
	90 Day	Interest and	Total		and	for	Total	Classified
	Principal	Principal	Active Modifications		Criticized	Credit	Active	and Criticized
September 30, 2020	Deferrals	Deferrals	($)	(#)	Loans	Losses	Modifications	Loans
Hotel	$96,707	$60,954	$157,661	21	$107,801	$19,630	12.5%	18.2%
Restaurants	74,226	274	74,500	14	74,489	16,151	21.7%	21.7%
Transportation & Warehousing	27,769	-	27,769	38	27,769	5,432	19.6%	19.6%
1-4 Family Residential	57	8,201	8,258	38	4,799	214	2.6%	4.5%
Retail	4,231	-	4,231	3	3,336	818	19.3%	24.5%
Real Estate & Rental & Leasing	2,868	-	2,868	4	-	98	3.4%	-%
All Other	7,850	8,306	16,156	18	12,502	6,409	39.7%	51.3%
	$213,708	$77,735	$291,443	136	$230,696	$48,752	16.7%	21.1%

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

	Loans Held for Investment Balances
						Allowance For Credit Losses as
	Total			Classified	Allowance	a Percentage of
	Loans Held	Unfunded	Total	and Criticized	For Credit	Total Loans Held	Classified and
September 30, 2020	For Investment	Commitments	Commitments	Loans	Losses	For Investment	Criticized Loans
Exploration / Production	$9,538	$9,055	$18,593	$—	$2,317	24.3%	—%
Midstream	18,795	2,500	21,295	10,968	4,616	24.6%	42.1%
Services	34,655	14,701	49,356	7,854	1,201	3.5%	15.3%
Other	27,041	24,076	51,117	1,501	41	0.2%	2.7%
	$90,029	$50,332	$140,361	$20,323	$8,175	9.1%	40.2%

As noted above, the Bank’s actions during the second quarter of 2020 also included supporting our impacted banking clients through the PPP effort. These efforts included approval and funding of over 2,800 PPP loans ranging from approximately $1 thousand to $8.4 million, with approximately $671 million remaining outstanding at September 30, 2020. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers.

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

Tender Offer

On September 23, 2020, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $350 million and at a per share price not less than $18.25 and not more than $21.00, net to the seller in cash, less any applicable tax withholding and without interest, upon the terms and subject to the conditions described in the tender offer documentation. Unless the offer is extended or terminated, the tender offer is scheduled to expire at the end of the day on October 30, 2020. We expect to fund the tender offer with cash on hand. Under capital adequacy and regulatory requirements, we must meet specific capital requirements that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of September 30, 2020, Hilltop and PlainsCapital capital positions and ratios exceeded regulatory capital requirements including conservation buffer assuming a fully subscribed tender offer closed on September 30, 2020. The Federal Reserve has informed Hilltop that it is has no objection to the tender offer.

NLC Sale

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our insurance segment. Accordingly, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements.

Subordinated Notes due 2030 and 2035

On May 7, 2020, we completed a public offering of $50 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due May 15, 2030 (the “2030 Subordinated Notes”) and $150 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due May 15, 2035 (the “2035 Subordinated Notes”). We collectively refer to the 2030 Subordinated Notes and the 2035 Subordinated Notes as the “Subordinated Notes”. The price for the Subordinated Notes was 100% of the principal amount of the Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $3.4 million, were $196.6 million. We intend to use the net proceeds of the offerings for general corporate purposes.

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

Factors Affecting Results of Operations

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improve operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement within our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. We believe that costs incurred related to these Core System Improvements and the consolidation of common back office functions will continue to represent a significant portion of our noninterest expenses throughout 2020 and into 2021, but we are making such investments with the expectation that they will result in cost savings over the long term. During the second quarter of 2020, we implemented the core system replacement within our broker-dealer segment. This was a highly complex endeavor and the broker-dealer segment continues to work with technology vendors, clients, and internal stakeholders. Additionally, through the third quarter of 2020, we made significant progress in our transition to a single, enterprise-wide general ledger solution by replacing legacy ledgers at our banking and mortgage origination segments, as well as corporate. Costs related to our Core System Improvements, disaggregated by segment between internal-use software costs that were capitalized as premises, equipment and other assets and costs that were recorded to noninterest expense, were as follows (in thousands).

			Mortgage			Hilltop
Three Months Ended September 30, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$—	$37	$—	$—	$37
Noninterest expense	—	—	362	—	651	1,013
Total	$—	$—	$399	$—	$651	$1,050

			Mortgage			Hilltop
Nine Months Ended September 30, 2020	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$1,223	$925	$—	$3,400	$5,548
Noninterest expense	—	4,027	874	—	1,428	6,329
Total	$—	$5,250	$1,799	$—	$4,828	$11,877

			Mortgage			Hilltop
Three Months Ended September 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$810	$1,033	$—	$1,488	$3,331
Noninterest expense	—	1,431	708	—	873	3,012
Total	$—	$2,241	$1,741	$—	$2,361	$6,343

			Mortgage			Hilltop
Nine Months Ended September 30, 2019	Banking	Broker-Dealer	Origination	Insurance	Corporate	Consolidated
Premises, equipment and other assets	$—	$2,664	$5,401	$—	$2,825	$10,890
Noninterest expense	—	3,557	2,478	—	2,732	8,767
Total	$—	$6,221	$7,879	$—	$5,557	$19,657

Factors Affecting Comparability of Results of Operations

Changes in Management and Efficiency Initiative-Related Charges

In 2019, we successfully completed several leadership transitions through effective succession planning. During the nine months ended September 30, 2019, the broker-dealer segment’s results reflected aggregate pre-tax charges of $2.2 million within employees’ compensation and benefits noninterest expenses, all of which were recognized in the first quarter of 2019, related to the resignation of Hill A. Feinberg as President and Chief Executive Officer of Hilltop Securities and the appointment of his successor, M. Bradley Winges. Also, during the nine months ended September 30, 2019, corporate recognized a pre-tax charge of $5.8 million within employees’ compensation and benefits noninterest expenses in the first quarter of 2019 related to the retirement of Alan B. White, our former Vice Chairman and Co-Chief Executive Officer. These management changes and the related impact on our results of operations are collectively referred to as the “Leadership Changes.” For additional information regarding the Leadership Changes, refer to the section captioned “Factors Affecting the Current Year — Changes in Management and Efficiency Initiative-Related Changes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

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

We have made a preliminary assessment of areas across the organization that will be affected by the migration away from LIBOR. We are now in the impact assessment and early implementation stages. We are considering the actions that will be required, including negotiating certain of our agreements based on an alternative benchmark rate that may be established, if any. During the third quarter of 2020, PrimeLending began originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise, or GSE, guidelines. In addition, the Bank’s management team is currently working with its commercial relationships who have LIBOR-based contracts maturing after 2021 to amend terms and establish an alternative benchmark rate. We are also continuing work on an enterprise-wide contract model and software review to better evaluate both the impacts of the LIBOR phase-out and transition requirements. As a result of this effort, we may incur significant expenses in effecting the transition, including, but not limited to, changes to our agreements and our agreements with customers that do not contemplate LIBOR being unavailable, systems and processes.

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

As a result of the above noted sale of NLC, we have two primary business units within continuing operations, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance (discontinued operations). Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer and mortgage origination segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking and broker-dealer segments.

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

	Three Months Ended September 30,		Variance 2020 vs 2019		Nine Months Ended September 30,		Variance 2020 vs 2019
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net interest income (expense):
Banking	$96,416	$97,642	$(1,226)	(1)%	$284,440	$283,755	$685	0%
Broker-Dealer	8,168	13,724	(5,556)	(40)%	31,005	37,984	(6,979)	(18)%
Mortgage Origination	(2,349)	(2,725)	376	14%	(3,647)	(4,224)	577	14%
Corporate	(4,594)	(1,384)	(3,210)	(232)%	(9,482)	(4,045)	(5,437)	(134)%
All Other and Eliminations	4,259	5,389	(1,130)	(21)%	14,478	14,749	(271)	(2)%
Hilltop Consolidated	$101,900	$112,646	$(10,746)	(10)%	$316,794	$328,219	$(11,425)	(3)%

Provision for (reversal of) credit losses:
Banking	$—	$—	$—	—	$99,875	$355	$99,520	NM
Broker-Dealer	(602)	47	(649)	NM	98	(29)	127	NM
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Consolidated	$(602)	$47	$(649)	NM	$99,973	$326	$99,647	NM

Noninterest income:
Banking	$9,819	$8,856	$963	11%	$29,246	$30,219	$(973)	(3)%
Broker-Dealer	141,022	107,742	33,280	31%	350,192	304,607	45,585	15%
Mortgage Origination	355,471	194,857	160,614	82%	874,926	477,438	397,488	83%
Corporate	477	460	17	4%	3,315	1,820	1,495	82%
All Other and Eliminations	(4,078)	(5,410)	1,332	25%	(15,130)	(14,913)	(217)	(1)%
Hilltop Consolidated	$502,711	$306,505	$196,206	64%	$1,242,549	$799,171	$443,378	55%

Noninterest expense:
Banking	$55,980	$53,767	$2,213	4%	$169,569	$172,744	$(3,175)	(2)%
Broker-Dealer	114,393	94,411	19,982	21%	299,743	277,088	22,655	8%
Mortgage Origination	207,176	160,634	46,542	29%	547,222	417,032	130,190	31%
Corporate	21,999	12,561	9,438	75%	35,741	37,397	(1,656)	(4)%
All Other and Eliminations	(203)	(187)	(16)	(9)%	(820)	(240)	(580)	NM
Hilltop Consolidated	$399,345	$321,186	$78,159	24%	$1,051,455	$904,021	$147,434	16%

Income (loss) from continuing operations before taxes:
Banking	$50,255	$52,731	$(2,476)	(5)%	$44,242	$140,875	$(96,633)	(69)%
Broker-Dealer	35,399	27,008	8,391	31%	81,356	65,532	15,824	24%
Mortgage Origination	145,946	31,498	114,448	363%	324,057	56,182	267,875	477%
Corporate	(26,116)	(13,485)	(12,631)	(94)%	(41,908)	(39,622)	(2,286)	(6)%
All Other and Eliminations	384	166	218	131%	168	76	92	121%
Hilltop Consolidated	$205,868	$97,918	$107,950	110%	$407,915	$223,043	$184,872	83%

Income (loss) from discontinued operations before taxes:
Insurance	$—	$6,539	$(6,539)	NM	$2,103	$10,519	$(8,416)	NM
Corporate (1)	736	—	736	-	33,077	—	33,077	-
Hilltop Consolidated	$736	$6,539	$(5,803)	NM	$35,180	$10,519	$24,661	NM
(1)	Includes the respective gains from sale of the insurance segment, net of transaction costs.
NM	Not meaningful.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income from continuing operations decreased during the nine months ended September 30, 2020, compared with the same period in 2019, primarily due to decreases within our broker-dealer segment and corporate, partially offset by increases within our banking and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services. We generated $196.0 million and $176.2 million in securities commissions and fees and investment and securities advisory fees and commissions, and $142.9 million and $118.8 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the nine months ended September 30, 2020 and 2019, respectively.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2020 and 2019, we generated $875.3 million and $477.4 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

The increase in noninterest income from continuing operations during the nine months ended September 30, 2020, compared to the same period in 2019, noted in the segment results table previously presented was primarily due to an increase of $397.8 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during the three months ended September 30, 2020 was $152.5 million, or $1.69 per diluted share, compared with $74.2 million, or $0.81 per diluted share, during the three months ended September 30, 2019. Income from continuing operations applicable to common stockholders during the nine months ended September 30, 2020 was $296.7 million, or $3.29 per diluted share, compared with $167.6 million, or $1.80 per diluted share, during the nine months ended September 30, 2019. Hilltop’s financial results from continuing operations for the three and nine months ended September 30, 2020 reflect both a significant increase in mortgage origination segment net gains from sales of loans and other mortgage production income, while the nine months ended September 30, 2020 also included a significant build in the allowance for credit losses associated with the deterioration of the economic outlook attributable to the market disruption and economic uncertainties caused by COVID-19. The nine months ended September 30, 2019 results included the costs incurred associated with the significant Leadership Changes and other efficiency initiative-related charges which, in the aggregate, totaled $9.4 million before income taxes.

Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $153.3 million, or $1.70 per diluted share, during the three months ended September 30, 2020, compared to $79.4 million, or $0.86 per diluted share, during the three months ended September 30, 2019. Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $331.4 million, or $3.67 per diluted share, during the nine months ended September 30, 2020, compared to $176.0 million, or $1.89 per diluted share, during the nine months ended September 30, 2019.

Certain items included in net income for the three and nine months ended September 30, 2020 and 2019 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”), respectively (collectively, the “Bank Transactions”). Income before income taxes included the following purchase accounting items related to the Bank Transactions (in thousands).

Three Months Ended September 30, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$358	$2,031	$591	$601	$3,581
Amortization of identifiable intangibles	(858)	(31)	(156)	(516)	(1,561)

Nine Months Ended September 30, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$1,065	$9,811	$756	$1,833	$13,465
Amortization of identifiable intangibles	(2,575)	(107)	(469)	(1,706)	(4,857)

Three Months Ended September 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$732	$5,874	$300	$928	$7,834
Amortization of identifiable intangibles	(1,000)	(69)	(174)	(635)	(1,878)

Nine Months Ended September 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Net accretion on earning assets and liabilities	$1,834	$15,813	$1,307	$3,909	$22,863
Amortization of identifiable intangibles	(3,002)	(221)	(522)	(2,063)	(5,808)

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on average stockholders' equity (1)	25.94%	15.55%	19.85%	11.81%
Return on average assets (2)	3.71%	2.26%	2.90%	1.76%
Net interest margin (3) (4)	2.56%	3.45%	2.90%	3.54%
Leverage ratio (5) (end of period)			13.03%	12.67%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			19.85%	16.15%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 18 basis points and 36 basis points during the three months ended September 30, 2020 and 2019, respectively, and 25 basis points and 41 basis points during the nine months ended September 30, 2020 and 2019, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended September 30, 2020 and 2019, purchase accounting contributed 10 and 26 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.57% and 3.46%, respectively. During the nine months ended September 30, 2020 and 2019, purchase accounting contributed 14 and 27 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.90% and 3.55%, respectively, and primarily related to the following purchase accounting items associated with the Bank Transactions (in thousands).

Three Months Ended September 30, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$301	$2,031	$414	$600	$3,346
Accretion of discount on acquired securities	57	—	—	—	57

Nine Months Ended September 30, 2020	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$949	$9,811	$609	$1,833	$13,202
Accretion of discount on acquired securities	116	—	—	—	116

Three Months Ended September 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$847	$5,874	$276	$870	$7,868
Accretion (amortization) of discount (premium) on acquired securities	(115)	—	8	58	(49)

Nine Months Ended September 30, 2019	PlainsCapital Merger	FNB Transaction	SWS Merger	BORO Acquisition	Total
Accretion of discount on loans	$2,287	$15,813	$1,225	$3,723	$23,047
Accretion (amortization) of discount (premium) on acquired securities	(453)	—	22	186	(245)

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,530,805	$20,108	3.18%	$1,754,975	$18,178	4.14%
Loans held for investment, gross (1)	7,730,711	84,847	4.32%	7,167,169	101,402	5.57%
Investment securities - taxable	1,974,911	11,017	2.23%	1,815,454	15,733	3.47%
Investment securities - non-taxable (2)	243,716	2,011	3.30%	240,595	1,694	2.82%
Federal funds sold and securities purchased under agreements to resell	154,588	10	0.03%	50,522	251	1.97%
Interest-bearing deposits in other financial institutions	1,794,652	626	0.14%	330,968	1,928	2.31%
Securities borrowed	1,297,112	10,705	3.23%	1,565,608	21,010	5.25%
Other	49,701	823	6.59%	83,379	1,862	8.89%
Interest-earning assets, gross (2)	15,776,196	130,147	3.26%	13,008,670	162,058	4.92%
Allowance for credit losses	(156,071)			(55,710)
Interest-earning assets, net	15,620,125			12,952,960
Noninterest-earning assets	1,493,194			1,389,963
Total assets	$17,113,319			$14,342,923

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,868,100	$10,700	0.54%	$5,943,901	$18,887	1.26%
Securities loaned	1,193,497	8,729	2.91%	1,448,345	17,889	4.90%
Notes payable and other borrowings	1,259,559	8,500	2.69%	1,605,598	11,968	2.94%
Total interest-bearing liabilities	10,321,156	27,929	1.08%	8,997,844	48,744	2.15%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,508,282			2,680,729
Other liabilities	903,571			611,337
Total liabilities	14,733,009			12,289,910
Stockholders’ equity	2,350,900			2,029,511
Noncontrolling interest	29,410			23,502
Total liabilities and stockholders' equity	$17,113,319			$14,342,923

Net interest income (2)		$102,218			$113,314
Net interest spread (2)			2.18%			2.77%
Net interest margin (2)			2.57%			3.46%

	Nine Months Ended September 30,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,153,565	$55,775	3.45%	$1,361,789	$45,706	4.48%
Loans held for investment, gross (1)	7,580,436	268,208	4.67%	7,030,961	299,069	5.63%
Investment securities - taxable	1,818,953	40,112	2.94%	1,780,581	45,972	3.44%
Investment securities - non-taxable (2)	222,818	5,729	3.43%	230,119	5,040	2.92%
Federal funds sold and securities purchased under agreements to resell	92,722	138	0.20%	62,021	1,008	2.17%
Interest-bearing deposits in other financial institutions	1,277,130	2,679	0.28%	386,587	7,061	2.44%
Securities borrowed	1,413,473	36,915	3.43%	1,537,131	53,386	4.58%
Other	62,690	2,774	5.91%	71,292	5,215	9.77%
Interest-earning assets, gross (2)	14,621,787	412,330	3.73%	12,460,481	462,457	4.92%
Allowance for credit losses	(111,070)			(58,218)
Interest-earning assets, net	14,510,717			12,402,263
Noninterest-earning assets	1,576,485			1,407,649
Total assets	$16,087,202			$13,809,912

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,354,534	$37,771	0.69%	$5,854,440	$54,029	1.23%
Securities loaned	1,316,032	30,802	3.13%	1,402,467	46,097	4.39%
Notes payable and other borrowings	1,246,087	25,043	2.67%	1,355,420	31,907	3.13%
Total interest-bearing liabilities	9,916,653	93,616	1.26%	8,612,327	132,033	2.05%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,182,002			2,584,114
Other liabilities	732,530			595,419
Total liabilities	13,831,185			11,791,860
Stockholders’ equity	2,229,882			1,994,877
Noncontrolling interest	26,135			23,175
Total liabilities and stockholders' equity	$16,087,202			$13,809,912

Net interest income (2)		$318,714			$330,424
Net interest spread (2)			2.47%			2.87%
Net interest margin (2)			2.90%			3.55%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries (operating segments) by the banking segment, are eliminated from the consolidated financial statements. Our consolidated net interest margins for the three and nine months ended September 30, 2020 were also negatively impacted by certain actions taken by management to strengthen our available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution as the pandemic continues to create significant uncertainty in the banking and capital markets.

On a consolidated basis, net interest income decreased during the three and nine months ended September 30, 2020, compared with the same periods in 2019, primarily due to decreases on interest earned on loans held for investment, interest incurred beginning in May 2020 related to the new Subordinated Notes at corporate and decreases in net interest earned on money markets and margin loans within the broker-dealer segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the nine months ended September 30, 2020, the provision for credit losses was significantly impacted by the banking segment’s build in reserves associated with the increase in the expected lifetime credit losses under CECL on both individually evaluated loans and collectively evaluated loans within the portfolio attributable to the market disruption and related economic uncertainties caused by COVID-19 through June 2020. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses. During the nine months ended September 30, 2019, the provision for (reversal of) credit losses was impacted by the banking segment’s release during the first quarter of 2019 of a $2.0 million reserve associated with previously estimated hurricane loss exposures due to improved customer performance.

Noninterest income from continuing operations increased during the three and nine months ended September 30, 2020, compared with the same periods in 2019, primarily due to increases in total mortgage loan sales volume, changes in net fair value and related derivative activity, and increases in average loan sales margin, partially offset by a decrease in average mortgage loan origination fees within our mortgage origination segment, as well as increases in structured finance net revenues with our broker-dealer segment.

Noninterest expense from continuing operations increased during the three and nine months ended September 30, 2020, compared with the same periods in 2019, primarily due to increases in variable compensation and segment operating costs associated with the increased mortgage loan originations within our mortgage origination segment and increases in variable compensation within our broker-dealer segment.

Effective income tax rates from continuing operations during the three months ended September 30, 2020 and 2019 were 22.7% and 21.9%, respectively, and for the nine months ended September 30, 2020 and 2019, were 23.0% and 22.5%, respectively. The effective tax rates approximated statutory rates and include the effect of investments in tax-exempt instruments, offset by non-deductible expenses.

Segment Results from Continuing Operations

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest income	$96,416	$97,642	$(1,226)	$284,440	$283,755	$685
Provision for credit losses	—	—	—	99,875	355	99,520
Noninterest income	9,819	8,856	963	29,246	30,219	(973)
Noninterest expense	55,980	53,767	2,213	169,569	172,744	(3,175)
Income before income taxes	$50,255	$52,731	$(2,476)	$44,242	$140,875	$(96,633)

The decline in income before income taxes during the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to the significant increase in the provision for credit losses associated with the adoption of CECL and the market disruption caused by COVID-19 during the first and second quarters of 2020. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Efficiency ratio (1)	52.69%	50.49%	54.06%	55.02%
Return on average assets (2)	1.14%	1.51%	0.36%	1.43%
Net interest margin (3)	3.03%	3.97%	3.28%	4.08%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.03)%	0.02%	(0.35)%	(0.09)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.

(2)	Return of average assets ratio is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus recoveries or charge-offs divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended September 30, 2020 and 2019, purchase accounting contributed 13 and 35 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.03% and 3.98%, respectively. During the nine months ended September 30, 2020 and 2019, purchase accounting contributed 17 and 37 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.29% and 4.09%, respectively. These purchase accounting items are associated with the Bank Transactions as detailed in the tables previously presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,287,758	$81,216	4.39%	$6,611,749	$94,087	5.60%
Subsidiary warehouse lines of credit	2,188,068	20,977	3.75%	1,591,926	18,282	4.49%
Investment securities - taxable	1,451,049	7,170	1.98%	1,210,813	7,613	2.51%
Investment securities - non-taxable (2)	112,113	960	3.43%	93,574	799	3.42%
Federal funds sold and securities purchased under agreements to resell	400	—	0.06%	460	—	0.24%
Interest-bearing deposits in other financial institutions	1,561,910	396	0.10%	172,373	950	2.19%
Other	36,676	42	0.46%	63,659	703	4.42%
Interest-earning assets, gross (2)	12,637,974	110,761	3.45%	9,744,554	122,434	4.95%
Allowance for credit losses	(155,531)			(55,565)
Interest-earning assets, net	12,482,443			9,688,989
Noninterest-earning assets	1,049,072			949,816
Total assets	$13,531,515			$10,638,805

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,878,593	$13,723	0.69%	$5,682,456	$20,963	1.46%
Notes payable and other borrowings	166,687	425	1.01%	646,286	3,679	2.23%
Total interest-bearing liabilities	8,045,280	14,148	0.70%	6,328,742	24,642	1.54%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,682,422			2,681,915
Other liabilities	144,439			102,976
Total liabilities	11,872,141			9,113,633
Stockholders’ equity	1,659,374			1,525,172
Total liabilities and stockholders’ equity	$13,531,515			$10,638,805

Net interest income (2)		$96,613			$97,792
Net interest spread (2)			2.75%			3.40%
Net interest margin (2)			3.03%			3.98%

	Nine Months Ended September 30,
	2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,107,779	$254,553	4.72%	$6,512,444	$277,708	5.64%
Subsidiary warehouse lines of credit	1,922,809	55,309	3.78%	1,238,650	43,431	4.62%
Investment securities - taxable	1,303,455	21,249	2.17%	1,170,534	22,356	2.55%
Investment securities - non-taxable (2)	111,158	2,837	3.40%	94,773	2,424	3.41%
Federal funds sold and securities purchased under agreements to resell	454	1	0.18%	444	1	0.18%
Interest-bearing deposits in other financial institutions	1,066,096	1,642	0.21%	218,231	3,868	2.37%
Other	45,065	293	0.87%	51,326	1,856	4.82%
Interest-earning assets, gross (2)	11,556,816	335,884	3.84%	9,286,402	351,644	5.01%
Allowance for credit losses	(110,729)			(58,099)
Interest-earning assets, net	11,446,087			9,228,303
Noninterest-earning assets	987,269			942,364
Total assets	$12,433,356			$10,170,667

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,237,043	$48,624	0.90%	$5,577,755	$59,897	1.44%
Notes payable and other borrowings	221,177	2,249	1.34%	441,910	7,530	2.25%
Total interest-bearing liabilities	7,458,220	50,873	0.91%	6,019,665	67,427	1.50%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,252,584			2,563,305
Other liabilities	122,908			90,067
Total liabilities	10,833,712			8,673,037
Stockholders’ equity	1,599,644			1,497,630
Total liabilities and stockholders’ equity	$12,433,356			$10,170,667

Net interest income (2)		$285,011			$284,217
Net interest spread (2)			2.93%			3.51%
Net interest margin (2)			3.29%			4.09%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustments to interest income were $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries (operating segments), which are eliminated from the consolidated financial statements. The banking segment’s net interest margins for the three and nine months ended September 30, 2020 were also negatively impacted by certain actions taken by management to strengthen the Bank’s available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution as the pandemic continues to create significant uncertainty in the banking and capital markets.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$9,542	$(22,413)	$(12,871)	$8,463	$(31,618)	$(23,155)
Subsidiary warehouse lines of credit	6,752	(4,057)	2,695	7,973	3,905	11,878
Investment securities - taxable	1,523	(1,966)	(443)	853	(1,960)	(1,107)
Investment securities - non-taxable (2)	160	1	161	141	272	413
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	—	—
Interest-bearing deposits in other financial institutions	7,658	(8,212)	(554)	5,064	(7,290)	(2,226)
Other	(300)	(361)	(661)	(76)	(1,487)	(1,563)
Total interest income (2)	25,335	(37,008)	(11,673)	22,418	(38,178)	(15,760)

Interest expense
Deposits	$8,102	$(15,342)	$(7,240)	$6,005	$(17,278)	$(11,273)
Notes payable and other borrowings	(2,694)	(560)	(3,254)	(1,251)	(4,030)	(5,281)
Total interest expense	5,408	(15,902)	(10,494)	4,754	(21,308)	(16,554)

Net interest income (2)	$19,927	$(21,106)	$(1,179)	$17,664	$(16,870)	$794
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily as a result of lower loan yields due to decreased market rates, the addition of 1% note rate PPP loans, and the decrease in accretion of discount on loans of $4.5 million and $9.8 million, respectively. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to seasonal increases in mortgage warehouse lending volume and new PPP loan originations, increased taxable equivalent net interest income during the three and nine months ended September 30, 2020, compared with the same periods in 2019. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during the three and nine months ended September 30, 2020, compared with the same periods in 2019, due to decreases in market interest rates. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income during a period of changing rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

During the three months ended September 30, 2020 and 2019, the banking segment retained approximately $12.8 million and $27.9 million, respectively, in mortgage loans originated by the mortgage origination segment. During the nine months ended September 30, 2020 and 2019, the banking segment retained approximately $155.3 million and $47.8 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. In March 2020, the Bank made a decision to sell the previously purchased mortgage loans to the mortgage origination segment, instead of holding them for investment. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for credit losses during the three months ended September 30, 2020 included a net reversal of credit losses on individually evaluated loans of $1.2 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $0.6 million of the total provision primarily due to the identified changes in the Bank’s loan portfolio composition and credit quality being offset by improvements in macroeconomic factor assumptions and qualitative factors from the prior quarter. The change in the allowance during the three months ended September 30, 2020 was also impacted by net charge-offs of $0.6 million. During the nine months ended September 30, 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $22.6 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $77.2 million of the total provision primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The changes in provision for credit losses during the noted periods were also attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades. The change in the allowance during the nine months ended September 30, 2020 was also impacted by net charge-offs of $18.5 million, primarily associated with loans specifically reserved for during the first quarter of 2020. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income was relatively flat during the three and nine months ended September 30, 2020, compared to the same periods in 2019, and included sales activity in the available-for-sale investment portfolio during the third quarter of 2020 as well as changes in our intercompany financing charges and service charge relief provided to consumers in response to COVID-19 during the three and nine months ended September 30, 2020.

The banking segment’s noninterest expenses increased during the three months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in FDIC assessment expenses due to a small bank credit received in 2019 and prepayment expenses associated with the early payoff of FHLB notes. Noninterest expenses decreased during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a reduction in legal, business development and other operating expenses, as well as an increase in gain on sale of OREO properties, partially offset by an increase in the reserve for unfunded commitments.

Broker-Dealer Segment

The following table provides additional detail regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest income:
Wealth management:
Securities lending	$1,976	$3,121	$(1,145)	$6,113	$7,289	$(1,176)
Clearing services	1,150	3,034	(1,884)	5,720	8,770	(3,050)
Structured finance (5)	298	1,421	(1,123)	4,346	5,046	(700)
Fixed income services (5)	3,223	1,577	1,646	8,906	3,728	5,178
Other (5)	1,521	4,571	(3,050)	5,920	13,151	(7,231)
Total net interest income	8,168	13,724	(5,556)	31,005	37,984	(6,979)
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services (5)	10,961	8,463	2,498	36,734	27,826	8,908
Wealth management:
Retail	16,332	19,092	(2,760)	53,890	55,948	(2,058)
Clearing services	6,478	8,494	(2,016)	23,443	25,763	(2,320)
Other (5)	1,584	1,260	324	3,642	3,575	67
	35,355	37,309	(1,954)	117,709	113,112	4,597
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	23,158	19,058	4,100	55,951	47,263	8,688
Fixed income services	5,463	2,768	2,695	9,958	5,663	4,295
Wealth management:
Retail	6,193	5,487	706	17,237	15,190	2,047
Clearing services	431	330	101	1,140	925	215
Structured finance (5)	1,527	1,011	516	4,617	2,579	2,038
Other	94	31	63	263	84	179
	36,866	28,685	8,181	89,166	71,704	17,462
Other:
Structured finance	59,669	31,100	28,569	112,117	92,647	19,470
Fixed income services	8,404	10,634	(2,230)	30,586	26,198	4,388
Other	728	14	714	614	946	(332)
	68,801	41,748	27,053	143,317	119,791	23,526
Total noninterest income	141,022	107,742	33,280	350,192	304,607	45,585
Net revenue (2)	149,190	121,466	27,724	381,197	342,591	38,606
Noninterest expense:
Variable compensation (3)	60,774	44,921	15,853	145,169	124,335	20,834
Non-variable compensation and benefits	27,289	25,033	2,256	79,141	79,027	114
Segment operating costs (4)	25,728	24,504	1,224	75,531	73,697	1,834
Total noninterest expense	113,791	94,458	19,333	299,841	277,059	22,782

Income before income taxes	$35,399	$27,008	$8,391	$81,356	$65,532	$15,824
(1)	Securities commissions and fees includes income of $2.9 million during both the three months ended September 30, 2020 and 2019, respectively, and $10.9 million and $8.6 million during the nine months ended September 30, 2020 and 2019, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

During the three months ended September 30, 2020, the broker-dealer’s public finance services business line experienced improved results in line with a modest improvement in both Texas and national issuance activity and market share compared to the same period during the prior year, despite the economic disruptions related to the pandemic. The structured finance business line experienced robust results given strong issuance volumes and improved demand for mortgage products following market volatility in the first quarter of 2020. Structuring activity results also improved as demand for structured agency products rebounded in the second and third quarters of 2020. Additionally, in both the second and third quarters of 2020, the fixed income services business line demonstrated improved operating results. During the three and nine months ended September 30, 2020, transactional revenues in the fixed income business line improved compared with the same periods in 2019 as we experienced relative strength in municipal and taxable products. The wealth management business line’s net revenues were lower in the three and nine months ended September 30, 2020, compared to the same periods in 2019, as transactional revenues declined following the volatile markets experienced in the first quarter of 2020 and customer balance revenues were driven lower due to the current low interest rate environment. Additional information related to the impact of COVID-19 is included within the “Recent Developments” section above.

The specific components of the overall increase in the broker-dealer segment’s income before income taxes during the three and nine months ended September 30, 2020, compared with the same periods in 2019, was primarily as a result of the following:

●	a $4.6 million and $22.8 million, respectively, increase in net revenue in our fixed income services business line due to strong performances in our municipal and taxable products, which noted significant increases beginning in March 2020 through September 2020. Improved client demand combined with active position management and effective hedging tools led to improved municipal revenue;
●	an $18.1 million and $20.9 million increase, respectively, in compensation expense, of which $15.9 million and $20.8 million, respectively, was due to the increase in variable compensation, primarily resulting from an increase in the trading gains earned from our derivative and trading portfolio activities in our structured finance business. For the nine months ended September 30, 2020, the increase in compensation expense was partially offset by the costs associated with 2019 Leadership Changes as discussed in “Factors Affecting Results of Operations” of $2.2 million in compensation expense;
●	a $7.2 million and $6.9 million decrease, respectively, in net revenue in our wealth management business line, which experienced lower transactional revenues in the second and third quarters of 2020 combined with lower customer balance revenues as a result of the low interest rate environment. For the nine months ended September 30, 2020, the decrease in the wealth management business line’s net revenues, discussed above, were partially offset by the activity in the first quarter of 2020 from improved transactional revenues and record management fees, due to peak asset valuations in managed accounts, as well as the significant re-allocation of customer assets into cash and cash equivalents as clients exited risk markets; and
●	a $27.9 million and $20.8 million increase, respectively, in the broker-dealer segment’s structured finance net revenues. For the nine months ended September 30, 2020, activity in the month of March 2020 was weaker on the structuring side of the TBA business, as demand for structured agency products declined. After March 2020, structured finance revenues improved in line with increased volumes reflecting robust activity in mortgage originations combined with improved product demand from the buy-side, resulting in an overall $16.8 million increase in gains from sales of the mortgage-backed securities for the nine months ended September 30, 2020 compared to the same period in 2019. The momentum gained in the second quarter continued into the third quarter of 2020, resulting in a $23.4 million increase in gains from sales of mortgage-backed securities compared to the same period in 2019.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. Net interest income decreased between the three and nine months ended September 30, 2020, and the comparable periods in 2019, primarily due to decreases in net interest earned in the stock lending business, customer margin loans and other customer activities. The net decreases in interest earned during both the three and nine months ended September 30, 2020 were partially offset by the net interest earned from the broker-dealer’s taxable securities.

Noninterest income increased between the three and nine months ended September 30, 2020, and the comparable periods in 2019, primarily due to increases in investment banking and advisory fees and commissions and other noninterest income, partially offset by decreases in securities commissions and fees for the three months ended September 30, 2020 and increases in all noninterest income captions for the nine months ended September 30, 2020.

Securities commissions and fees decreased during the three months ended September 30, 2020, compared with the same period in 2019, primarily due to decreases in our wealth management business line attributable to lower customer transaction revenues for the three months ended September 30, 2020. These decreases were partially offset by increases in commissions earned on municipal bonds, over-the-counter securities and mortgage back securities transactions in our fixed income services business line. For the nine months ended September 30, 2020, securities commissions and fees increased compared with the same period in 2019, primarily due to the increases in commissions earned in our fixed income services line of business offset by the decreases in commissions earned by our wealth management business line from lower customer transaction revenues. Additionally, for both comparable three and nine month periods ended September 30, 2020, the broker-dealer noted a decline in money market and FDIC sweep revenues, primarily in the wealth management business line.

Investment and securities advisory fees and commissions increased during the three and nine months ended September 30, 2020, compared with the same periods in 2019, primarily due to increases in municipal advisory and underwriting transactions.

Other noninterest income increased during the three and nine months ended September 30, 2020, compared with the same periods in 2019. The increases during the three and nine months ended September 30, 2020 were primarily the result of a $28.6 million and $19.5 million increase, respectively, in trading gains earned from our structured finance business line’s derivative activities due to a stabilization from strong volumes and adjustments made in the business line from heightened market volatility in the first quarter. The increase for the three months ended September 30, 2020 was partially offset by a $2.2 million decrease in the fixed income services business line’s trading portfolio activities, primarily in our securitized mortgage backed securities portfolio. Additionally, other interest income within our fixed income services business line increased $4.4 million during the nine months ended September 30, 2020 compared with the same period in 2019 associated with both our taxable and municipal securities trading portfolio activities, partially offset by a decrease in our securitized mortgage-backed securities portfolio.

Noninterest expenses increased during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to increases in variable compensation partially offset, for the nine months ended September 30, 2020, by the $2.2 million in pre-tax costs in the first quarter of 2019 associated with the Leadership Changes as discussed in the “Factors Affecting Results of Operations” section above. Other noninterest expenses increased during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to deployment of a new back-office system on June 1, 2020.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total compensation as a % of net revenue (1)	59.0%	57.6%	58.8%	59.4%
Pre-tax margin (2)			21.3%	19.1%
FDIC insured program balances at the Bank (end of period)			$900,008	$1,308,226
Other FDIC insured program balances (end of period)			$1,683,981	$692,004
Customer funds on deposit, including short credits (end of period)			$419,078	$318,528

Public finance services:
Number of issues	340	308	936	871
Aggregate amount of offerings	$15,174,488	$14,041,781	$41,352,113	$40,167,405

Structured finance:
Lock production/TBA volume	$2,662,729	$1,555,727	$6,687,631	$4,354,538

Fixed income services:
Total volumes	$52,496,966	$22,623,984	$105,941,044	$65,226,806
Net inventory (end of period)			$610,641	$645,576

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			123	125
Independent registered representatives (end of period)			193	200
Correspondents (end of period)			130	147
Correspondent receivables (end of period)			$243,480	$218,075
Customer margin balances (end of period)			$268,542	$339,686

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,285,509	$1,636,795
Interest-bearing liabilities - stock loaned (end of period)			$1,177,098	$1,505,118
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest income (expense)	$(2,349)	$(2,725)	$376	$(3,647)	$(4,224)	$577
Noninterest income	355,471	194,857	160,614	874,926	477,438	397,488
Noninterest expense	207,176	160,634	46,542	547,222	417,032	130,190
Income before income taxes	$145,946	$31,498	$114,448	$324,057	$56,182	$267,875

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchase volume than on refinancing volume. As discussed in more detail in the “Recent Developments” section above, and as a result of the spread of COVID-19, economic uncertainties continue to have disruptive effects in locations in which the mortgage origination segment operates and the global economy more widely, as well as causing increased volatility and declines in financial markets. Loan origination volume during both the three and nine months ended September 30, 2020, increased significantly compared to the same periods in 2019, as mortgage interest rates have continued to decline since the end of 2019. This trend, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings as a result of movements in mortgage interest rates, may not be indicative of future loan origination volumes given the economic uncertainties stemming from the COVID-19 pandemic. The mortgage origination segment’s business is dependent upon the willingness and ability of its employees and customers to conduct mortgage transactions. The COVID-19 pandemic’s impact on such customers could have a material adverse effect on the operations of the mortgage origination segment.

Income before income taxes increased $114.5 million, or 363.4%, during the three months ended September 30, 2020, compared with the same period in 2019. Income before income taxes increased $267.9 million, or 476.8%, during the nine months ended September 30, 2020, compared with the same period in 2019. These increases were primarily the result of a significant increase in interest rate lock commitments (“IRLCs”) related to substantial increases in mortgage loan applications. In response to the COVID-19 pandemic, during the first quarter of 2020, the FOMC reduced short-term rates by 150 basis points to a range of 0% to 0.25%. Further, 10-year interest rates also declined significantly during the first quarter 2020, which led to an accelerated decrease in mortgage interest rates since that time.

The CARES Act provides borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests has resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter 2020, we increased the amount of retained servicing on mortgage loan sales. During both the second and third quarters of 2020, PrimeLending retained servicing on 89% of total mortgage loans sold. We expect that PrimeLending will retain servicing on approximately 50% to 75% of its mortgage loan sales during the remainder of 2020. PrimeLending utilizes a third party to manage its servicing portfolio and we therefore do not expect to incur additional infrastructure costs to manage an increase in PrimeLending’s servicing portfolio. PrimeLending’s liquidity has not been, and we do not expect that it will be, significantly impacted by the anticipated increase in forbearance requests. In addition, GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation have imposed certain restrictions on loans the agencies will accept under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

As average mortgage interest rates decreased between the three months ended September 30, 2020 and the comparable period in 2019, refinancing volume as a percentage of total origination volume increased from 29.2% to 35.1%. As average mortgage interest rates decreased between the nine months ended September 30, 2020 and the comparable period in 2019, refinancing volume as a percentage of total origination volume increased from 21.6% to 39.8%. See details regarding refinancing volume in the table below. If current mortgage interest rates remain relatively unchanged, we anticipate a higher percentage of refinancing volumes relative to total loan origination volume for the remainder of 2020 as compared to the same period in 2019. A higher refinance percentage could also be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from the COVID-19 pandemic. While PrimeLending experienced an increase in purchase volume as a percentage of total loan origination volume between the second and third quarters of 2020, we are uncertain whether this will continue.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2020, funded volume through ABAs was approximately 8% of the mortgage origination segment’s total loan volume. As of September 30, 2020, PrimeLending owned a 51% membership interest in four ABAs. On October 1, 2020, the mortgage origination segment divested its interest in one of its ABAs. We expect production within the ABA channel will decrease slightly to approximately 7% of the total loan volume of the mortgage origination segment during the remainder of 2020.

The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,					Nine Months Ended September 30,
	2020		2019			2020		2019
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2020 vs 2019	Amount	Total	Amount	Total	2020 vs 2019
Mortgage Loan Originations - units	23,673		18,251		5,422	59,802		44,289		15,513

Mortgage Loan Originations - volume	$6,450,353		$4,771,801		$1,678,552	$16,172,000		$11,178,932		$4,993,068

Mortgage Loan Originations:
Conventional	$4,844,635	75.11%	$2,957,245	61.97%	$1,887,390	$11,426,726	70.66%	$6,836,395	61.15%	$4,590,331
Government	1,225,055	18.99%	1,157,693	24.26%	67,362	3,547,353	21.94%	2,732,608	24.44%	814,745
Jumbo	189,518	2.94%	402,091	8.43%	(212,573)	650,992	4.03%	931,938	8.34%	(280,946)
Other	191,145	2.96%	254,772	5.34%	(63,627)	546,929	3.37%	677,991	6.07%	(131,062)
	$6,450,353	100.00%	$4,771,801	100.00%	$1,678,552	$16,172,000	100.00%	$11,178,932	100.00%	$4,993,068

Home purchases	$4,183,560	64.86%	$3,380,812	70.85%	$802,748	$9,729,981	60.17%	$8,760,596	78.37%	$969,385
Refinancings	2,266,793	35.14%	1,390,989	29.15%	875,804	6,442,019	39.83%	2,418,336	21.63%	4,023,683
	$6,450,353	100.00%	$4,771,801	100.00%	$1,678,552	$16,172,000	100.00%	$11,178,932	100.00%	$4,993,068

Texas	$1,223,544	18.97%	$894,846	18.75%	$328,698	$3,078,700	19.04%	$2,122,314	18.98%	$956,386
California	640,081	9.92%	487,579	10.22%	152,502	1,656,438	10.24%	1,101,699	9.86%	554,739
Florida	419,537	6.50%	315,523	6.61%	104,014	1,123,061	6.94%	801,560	7.17%	321,501
Arizona	278,065	4.31%	210,296	4.41%	67,769	729,920	4.51%	499,755	4.47%	230,165
South Carolina	257,531	3.99%	180,493	3.78%	77,038	654,840	4.05%	430,824	3.85%	224,016
Ohio	255,388	3.96%	187,400	3.93%	67,988	617,369	3.82%	465,517	4.16%	151,852
Maryland	229,705	3.56%	140,694	2.95%	89,011	580,487	3.59%	349,043	3.12%	231,444
Missouri	232,253	3.60%	166,004	3.48%	66,249	557,772	3.45%	376,065	3.36%	181,707
Washington	199,425	3.09%	199,883	4.19%	(458)	505,782	3.13%	444,888	3.98%	60,894
North Carolina	186,522	2.89%	151,089	3.17%	35,433	493,161	3.05%	352,928	3.16%	140,233
All other states	2,528,302	39.21%	1,837,994	38.51%	690,308	6,174,470	38.18%	4,234,339	37.89%	1,940,131
	$6,450,353	100.00%	$4,771,801	100.00%	$1,678,552	$16,172,000	100.00%	$11,178,932	100.00%	$4,993,068

Mortgage Loan Sales - volume:
External third parties	$6,508,983	99.80%	$4,288,205	99.35%	$2,220,778	$15,787,591	99.03%	$10,317,490	99.54%	$5,470,101
Banking segment	12,790	0.20%	27,913	0.65%	(15,123)	155,345	0.97%	47,812	0.46%	107,533
	$6,521,773	100.00%	$4,316,118	100.00%	$2,205,655	$15,942,936	100.00%	$10,365,302	100.00%	$5,577,634

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

The mortgage origination segment’s total loan origination volume during the three and nine months ended September 30, 2020 increased 35.2% and 44.7%, respectively, compared to the same periods in 2019. Income before income taxes during the three and nine months ended September 30, 2020 increased 363.4% and 476.8%, respectively, compared to the same periods in 2019. The increase in income before income taxes during the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily due to increases in net gains on sale of loans, the change in net fair value and related derivative activity of IRLCs and loans held for sale, and mortgage loan origination fees and other related income. These changes were partially offset by an increase in variable compensation that varies with the volume of mortgage loan originations (“variable compensation”).

Net interest expense during the three and nine months ended September 30, 2020 and 2019 was primarily comprised of interest earned on loans held for sale offset by interest incurred on warehouse lines of credit held with the Bank, as well as related intercompany financing costs. The primary reasons for the decrease in net interest expense during the three and nine months ended September 30, 2020 were a decrease in intercompany financing costs and an increase in the average balance of loans held for sale, partially offset by a decrease the average net spread between the yield on loans held for sale and the Bank warehouse lines of credit interest rates.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net gains from sale of loans	$287,255	$144,389	$142,866	$618,846	$344,737	$274,109
Mortgage loan origination fees and other related income	47,703	37,782	9,921	121,841	93,065	28,776
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	22,466	10,082	12,384	136,409	32,006	104,403
Mortgage servicing rights asset	(12,301)	(3,657)	(8,644)	(23,511)	(11,521)	(11,990)
Servicing fees	10,348	6,261	4,087	21,341	19,151	2,190
Total noninterest income	$355,471	$194,857	$160,614	$874,926	$477,438	$397,488

The increases in net gains from sale of loans during the three and nine months ended September 30, 2020, compared with the same periods in 2019, were primarily a result of an increase in total loan sales volume, in addition to an increase in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the increases in loan sales volume during the three and nine months ended September 30, 2020 are consistent with increases in loan origination volume during the same periods in 2019. The increase in average loans sales margin was primarily driven by PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic. The increases in mortgage loan origination fees during the three and nine months ended September 30, 2020, compared with the same periods in 2019, were primarily the result of an increase in loan origination volume, partially offset by a decrease in average mortgage loan origination fees.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income. The mortgage origination segment’s net gains from sale of loans margins, including loans sold to the banking segment, during the three months ended September 30, 2020 and 2019 were 440 bps and 335 bps, respectively. The mortgage origination segment’s net gains from sale of loans margins, including loans sold to the banking segment, during the nine months ended September 30, 2020 and 2019 were 388 bps and 333 bps, respectively. During the three months ended September 30, 2020 and 2019, the mortgage origination segment originated approximately $12.8 million and $27.9 million, respectively, in loans on behalf of the banking segment, representing approximately 0.2% and 1.0%, respectively, of PrimeLending’s total loan origination volume during each applicable period. During the nine months ended September 30, 2020 and 2019, the mortgage origination segment originated approximately $155.3 million and $47.8 million, respectively, in loans on behalf of the banking segment, representing approximately 1.0% of PrimeLending’s total loan origination volume during both periods. These loans were sold to the banking segment at par. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with these loans, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. The impact of loans sold to the banking segment at par was de minimis to the net gain from sale of loans margin during both the three and nine months ended September 30, 2020, and for the same periods in 2019. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. While we anticipate an increase in loans sold to the banking segment during the fourth quarter, we do not expect these sales to exceed 5% of total origination volume during this time. In March 2020, the mortgage origination segment executed a letter of intent with the banking segment to purchase mortgage loans previously sold to the banking segment with an unpaid principal balance of approximately

$210 million. When these loans were sold at par by the mortgage origination segment, the banking segment’s intent was to hold these loans for investment. The mortgage origination segment completed the repurchase of these loans from the banking segment and in turn sold the loans to investors in the secondary market during the second quarter of 2020.

Noninterest income included the impact of changes between periods in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increases during the three and nine months ended September 30, 2020 were the result of increases in the volume of IRLCs and loans held for sale, as well as increases in the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three months ended September 30, 2020, the mortgage origination segment retained servicing on 89% of loans sold, compared to 7% during the same period in 2019. During the nine months ended September 30, 2020, the mortgage origination segment retained servicing on 71% of loans sold, compared to 6% during the same period in 2019. The increase in rates of retained servicing during both periods was due to the reduction in third party servicing outlets during the second quarter of 2020 resulting from the impact of the CARES Act. The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing. We expect that PrimeLending will retain servicing on approximately 50% to 75% of its mortgage loan sales during the remainder of 2020. The related MSR asset was valued at $128.3 million on $13.7 billion of serviced loan volume at September 30, 2020, compared with a value of $56.7 million on $5.1 billion of serviced loan volume at December 31, 2019. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $12.3 million and $23.5 million during the three and nine months ended September 30, 2020, respectively, compared to net losses of $3.7 million and $11.5 million during the three and nine months ended September 30, 2019, respectively. Additionally, net servicing income was $4.6 million and $8.2 million during the three and nine months ended September 30, 2020, respectively, compared with $2.9 million and $9.5 million during the same period in 2019. On February 14, 2020, the mortgage origination segment sold MSR assets of $18.7 million, which represented $1.5 billion of its serviced loan volume at the time. In addition, on September 29, 2020, the mortgage origination segment executed an agreement to sell MSR assets of approximately $18.0 million, which represented $2.3 billion of its current serviced loan volume. The MSR sale is scheduled to close on October 31, 2020.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Variable compensation	$116,275	$81,287	$34,988	$288,380	$185,732	$102,648
Non-variable compensation and benefits	45,463	42,603	2,860	134,511	123,650	10,861
Segment operating costs	33,414	27,658	5,756	94,062	83,827	10,235
Lender paid closing costs	6,227	5,760	467	17,145	14,182	2,963
Servicing expense	5,797	3,326	2,471	13,124	9,641	3,483
Total noninterest expense	$207,176	$160,634	$46,542	$547,222	$417,032	$130,190

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 71.9% and 65.6% of total employees’ compensation and benefits expenses during the three months ended September 30, 2020 and 2019, respectively, and 68.2% and 60.0% during the nine months ended September 30, 2020 and 2019, respectively. The increases in the percentage concentration of variable compensation and benefits were primarily due to an increase in loan origination volume. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to increases in loan origination volume between the three and nine months ended September 30, 2020 and 2019, primarily driving the increase in variable compensation and benefits, there was also a slight increase in the average incentive rate paid.

While total loan origination volume increased 35.2% and 44.7% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, the aggregate non-variable compensation and benefits and segment operating costs of the mortgage origination segment increased by 12.3% and 10.2%, respectively. The aforementioned increases during the three and nine months ended September 30, 2020, compared to the same periods in 2019, were primarily due to increases in non-variable compensation and benefits and loan origination costs. The increases in non-variable compensation were primarily the result of overtime expense incurred due to increased loan volume, an increase in the average cost of employee benefits, and an increase in technology infrastructure support. In addition, to support the increase in loan origination volume during the last two quarters, the mortgage origination segment increased underwriting and loan fulfillment staff during the third quarter. The increases in loan origination costs were primarily due to an increase in loan origination volume.

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

Between January 1, 2011 and September 30, 2020, the mortgage origination segment sold mortgage loans totaling $130.6 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2011, it does not anticipate experiencing significant losses in the future on loans originated prior to 2011 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2011 and September 30, 2020 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$209,924	0.16%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	260,281	0.20%	9,785	0.01%
	$470,205	0.36%	$9,785	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At September 30, 2020 and December 31, 2019, the mortgage origination segment’s indemnification liability reserve totaled $18.0 million and $11.8 million, respectively. The related provision for indemnification losses was $3.1 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively, and $7.7 million and $2.2 million during the nine months ended September 30, 2020 and 2019, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net interest expense	$(4,594)	$(1,384)	$(3,210)	$(9,482)	$(4,045)	$(5,437)
Noninterest income	477	460	17	3,315	1,820	1,495
Noninterest expense	21,999	12,561	9,438	35,741	37,397	(1,656)
Income (loss) from continuing operations before income taxes	$(26,116)	$(13,485)	$(12,631)	$(41,908)	$(39,622)	$(2,286)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income during the three and nine months ended September 30, 2020 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period included recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). During the three and nine months ended September 30, 2020, we incurred interest expense of $3.1 million and $4.8 million, respectively, on our recently completed public offering in May 2020 of $200 million aggregate principal amount of Subordinated Notes. Additionally, we incurred interest expense of $0.6 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively, and $2.2 million and $3.0 million during the nine months ended September 30, 2020 and 2019, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income from continuing operations during the three and nine months ended September 30, 2020 and 2019 included activity related to our investment in a new real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses from continuing operations during the three and nine months ended September 30, 2020 and 2019 were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses increased during the three months ended September 30, 2020, compared to the same period in 2019, primarily due to increases in expenses associated with employees’ incentive compensation and professional fees. The decrease during the nine months ended September 30, 2020, compared to the same period in 2019, included $6.8 million of aggregate pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges discussed in the “Factors Affecting Comparability of Results of Operations” section, partially offset by the increases previously noted.

Results from Discontinued Operations

Insurance Segment

As previously discussed, on June 30, 2020, we completed the sale of NLC. Accordingly, insurance segment results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements. Income from discontinued operations before income taxes was $6.5 million during the three months ended September 30, 2019, while income from discontinued operations before income taxes was $2.1 million and $10.5 million during the nine months ended September 30, 2020 and 2019, respectively.

Corporate

As a result of the previously noted sale of NLC on June 30, 2020 for cash proceeds of $154.1 million, Hilltop recognized a pre-tax gain within discontinued operations of corporate of $32.3 million, net of customary transaction costs of $5.1 million and was subject to post-closing adjustments, during the second quarter of 2020. Included within discontinued operations of corporate for the third quarter of 2020 is the recognition of a pre-tax post-closing adjustment gain of $0.7 million related to the finalization of the June 30, 2020 closing balance sheet, resulting in an aggregate gain on sale of NLC of $33.1 million. The resulting book gain from this sale transaction was not recognized for tax purposes pursuant to the rules under the Internal Revenue Code. Income from discontinued operations before income taxes was $0.7 million and $33.1 million during the three and nine months ended September 30, 2020, respectively.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2020, as compared with December 31, 2019.

Securities Portfolio

At September 30, 2020, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2020	2019
Trading securities, at fair value
U.S. Treasury securities	$20,859	$—
U.S. government agencies:
Bonds	51,707	24,680
Residential mortgage-backed securities	13,951	331,601
Commercial mortgage-backed securities	891	2,145
Collateralized mortgage obligations	372,219	191,154
Corporate debt securities	62,837	36,973
States and political subdivisions	135,068	93,117
Unit investment trusts	—	3,468
Private-label securitized product	6,752	2,992
Other	3,467	3,446
	667,751	689,576
Securities available for sale, at fair value
U.S. government agencies:
Bonds	57,940	85,575
Residential mortgage-backed securities	596,993	437,029
Commercial mortgage-backed securities	64,292	12,031
Collateralized mortgage obligations	548,477	335,616
States and political subdivisions	42,538	41,242
	1,310,240	911,493
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	—	24,020
Residential mortgage-backed securities	14,659	17,776
Commercial mortgage-backed securities	153,318	161,624
Collateralized mortgage obligations	84,670	113,894
States and political subdivisions	70,652	69,012
	323,299	386,326

Equity securities, at fair value	117	166

Total securities portfolio	$2,301,407	$1,987,561

We had net unrealized gains of $29.8 million and $11.7 million at September 30, 2020 and December 31, 2019, respectively, related to the available for sale investment portfolio, and net unrealized gains of $15.6 million and $2.6 million associated with the securities held to maturity portfolio at September 30, 2020 and December 31, 2019, respectively. We had net unrealized gains of $0.1 million at both September 30, 2020 and December 31, 2019 related to equity securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2020, the banking segment’s securities portfolio of $1.6 billion was comprised of trading securities of $1.1 million, available for sale securities of $1.3 billion, equity securities of $0.1 million and held to maturity securities of $323.3 million, in addition to $14.8 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $666.7 million at September 30, 2020. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $56.0 million at September 30, 2020.

Corporate

At September 30, 2020, the corporate portfolio included other investments, including those associated with merchant banking, of $38.8 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2020. In addition, as of September 30, 2020, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at September 30, 2020.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment.

	September 30,	December 31,
	2020	2019
Commercial real estate	$3,073,038	$3,000,523
Commercial and industrial	2,848,289	2,025,720
Construction and land development	841,385	940,564
1-4 family residential	643,833	791,020
Consumer	36,720	47,046
Broker-dealer	502,295	576,527
Loans held for investment, gross	7,945,560	7,381,400
Allowance for credit losses	(155,214)	(61,136)
Loans held for investment, net of allowance	$7,790,346	$7,320,264

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $9.5 billion and $8.6 billion at September 30, 2020 and December 31, 2019, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $3.3 billion, of which $2.2 billion and $1.8 billion was drawn at September 30, 2020 and December 31, 2019, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio includes $670.7 million in PPP loans at September 30, 2020. While these loans have terms up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. We anticipate a significant amount of these loans being forgiven over the next three quarters. The forgiveness/payoff of these loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at time of payoff.

At September 30, 2020, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans and construction and land development loans, which represented 41.3% and 11.3%, respectively, of the banking segment’s total loans held for investment (excluding warehouse lines of credit extended to PrimeLending) at September 30, 2020. The banking segment’s loan concentrations were within regulatory guidelines at September 30, 2020.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $502.1 million and $576.5 million at September 30, 2020 and December 31, 2019, respectively. This decrease from December 31, 2019 to September 30, 2020 was primarily attributable to a decrease of $52.3 million, or 16.8%, in customer margin accounts and a decrease of $20.7 million, or 7.8%, in receivables from correspondents.

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

	September 30,	December 31,
	2020	2019
Loans held for sale:
Unpaid principal balance	$2,237,395	$1,878,231
Fair value adjustment	106,793	57,482
	$2,344,188	$1,935,713
IRLCs:
Unpaid principal balance	$3,513,711	$914,526
Fair value adjustment	115,699	18,222
	$3,629,410	$932,748

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2020 and December 31, 2019 were $4.9 billion and $2.2 billion, respectively, while the related estimated fair values were ($10.9) million and ($3.8) million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of September 30, 2020, we utilized a single macroeconomic baseline scenario published by a third party in September 2020.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our baseline economic forecast to determine our best estimate of expected credit losses.

		As of
		March 31,	June 30,	September 30,
		2020	2020	2020
GDP growth rates:
	Q1 2020	-2.5%
	Q2 2020	-18.3%	-33.4%
	Q3 2020	10.9%	19.8%	26.6%
	Q4 2020	2.4%	0.1%	2.9%
	Q1 2021	2.6%	0.2%	3.6%
	Q2 2021	3.3%	1.8%	3.1%
	Q3 2021	5.1%	8.5%	4.4%
	Q4 2021		7.3%	6.0%
	Q1 2022			5.5%

Unemployment rates:
	Q1 2020	3.8%
	Q2 2020	8.7%	14.0%
	Q3 2020	6.3%	9.1%	8.9%
	Q4 2020	6.5%	9.5%	9.1%
	Q1 2021	6.7%	9.7%	8.9%
	Q2 2021	6.7%	9.7%	8.7%
	Q3 2021	6.6%	9.2%	8.3%
	Q4 2021		8.7%	7.8%
	Q1 2022			7.3%

The baseline economic forecast used to determine our best estimate of expected credit losses as of March 31, 2020 assumed a severe, but short U.S. recession during the first half of 2020 with growth rates down, followed by a strong economic recovery as businesses re-open and consumer spending increases during the second half of 2020 and positive GDP growth rates. The unemployment rates were expected to remain elevated into the fourth quarter of 2021, then revert to historical data in the fourth quarter of 2022. Management’s recovery assumptions included some expected benefit of COVID-19 related fiscal and monetary stimulus measures and the expected beneficial impacts of the CARES Act and certain regulatory interagency guidance.

As of June 30, 2020, our best estimate of expected credit losses used a baseline economic forecast that continued to assume the Federal Reserve target range of the federal funds rate at 0% to 0.25% into 2023, but was updated for continued deterioration in the U.S. economic outlook due to COVID-19 conditions. Compared to assumptions as of

March 31, 2020, GDP growth rates declined significantly in the second quarter of 2020, but reflected higher recovery in the third quarter of 2020. Unemployment rates were forecasted to be at higher levels than those assumed as of March 31, 2020 into the fourth quarter of 2022. The timing of the release in early June 2020 of the third party’s baseline forecast utilized did not assume a second wave of COVID-19 cases into the summer months, so the model results as of June 30, 2020 were qualitatively adjusted to consider recent developments in Texas, uncertainty in Texas’ economic re-opening plan and such impacts on our most adversely impacted loan portfolios. Qualitative adjustments considered both significant government relief programs and stimulus, as well as certain model limitations with the current economic forecast and recent commodity price shocks not observed in historical data.

As of September 30, 2020, our near-term baseline economic forecast improved from June 30, 2020, reflecting better than expected economic data as states progress with their re-opening plans. Projected real GDP growth rates were revised for the third quarter of 2020 as recent economic data suggested the assumed peak-to-trough decline in real GDP during the second quarter of 2020 was significant, but not as severe as expected. As such, projected real GDP growth in the third and fourth quarters of 2020 were revised upward to reflect monthly recovery trends in consumer and government spending observed in July and August. Projected near-term unemployment rates were adjusted lower to reflect the initial phase of the labor market recovery as states re-open and temporarily furloughed workers are recalled to their jobs. Our interest rate expectations continue to assume monetary policy supports the Federal Reserve target range of the federal funds rate at 0% to 0.25% into late 2023. However, baseline assumptions around fiscal policy and additional government stimulus were revised lower as it is uncertain whether additional stimulus legislation will be passed before early next year and how its delay will affect our most adversely impacted loan portfolios.

The increase in the allowance for credit losses for loans held for investment during the nine months ended September 30, 2020 was primarily attributable to changes within the Bank. As previously discussed, we adopted the new CECL standard and recorded transition adjustment entries that resulted in an allowance for credit losses for loans held for investment of $73.7 million as of January 1, 2020, an increase of $12.6 million. This increase reflected credit losses of $18.9 million from the expansion of the loss horizon to life of loan and also takes into account forecasts of expected future macroeconomic conditions, partially offset by the elimination of the non-credit component within the historical allowance related to previously categorized PCI loans of $6.3 million. This increase, net of tax, was largely reflected within the banking segment and included a decrease of $5.7 million to opening retained earnings at January 1, 2020.

During the three months ended September 30, 2020, the allowance included a net reversal of credit losses on individually evaluated loans of $1.2 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $0.6 million of the total provision primarily due to the identified changes in the Bank’s loan portfolio composition and credit quality being offset by improvements in macroeconomic factor assumptions and qualitative factors from the prior quarter. The change in the allowance during the three months ended September 30, 2020 was also impacted by net charge-offs of $0.6 million. During the nine months ended September 30, 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $22.6 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $77.2 million of the total provision primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The changes in the allowance for credit losses during the noted periods were also attributable to other factors including, but not limited to, loan growth and loan mix. The change in the allowance during the nine months ended September 30, 2020 was also impacted by net charge-offs of $18.5 million, primarily associated with loans specifically reserved for during the first quarter of 2020.

As discussed under the section entitled “Loan Portfolio” earlier in this Item 2, the Bank’s actions during the second and third quarters of 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. The significant build in the allowance included provision for credit losses associated with this deteriorating economic outlook and resulted in an allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, of 2.63%.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio and total active loan modifications, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For		Allowance	Allowance For
			Credit Losses		For Credit	Credit Losses
		Total	as a % of		Losses on	as a % of
	Total	Allowance	Total Loans	Active	Active	Active
	Loans Held	for Credit	Held For	Loan	Loan	Loan
September 30, 2020	For Investment	Losses	Investment	Modifications	Modifications	Modifications
Commercial real estate	$3,073,038	$104,566	3.40%	$217,388	$36,188	16.65%
Commercial and industrial (1)	1,295,061	37,737	2.91%	41,007	11,651	28.41%
Construction and land development	841,385	6,270	0.75%	24,692	697	2.82%
1-4 family residential	643,833	5,052	0.78%	8,258	214	2.59%
Consumer	36,720	1,002	2.73%	98	2	1.70%
	5,890,037	154,627	2.63%	291,443	48,752	16.73%

Broker-dealer	502,295	146	0.03%	—	—	-%
Mortgage warehouse lending	882,503	441	0.05%	—	—	-%
Paycheck Protection Program	670,725	—	-%	—	—	-%
	$7,945,560	$155,214	1.95%	$291,443	$48,752	16.73%
(1)	Commercial and industrial portfolio amounts reflect balances excluding broker-dealer segment margin loans and banking segment mortgage warehouse lending and Paycheck Protection Program loans.

Allowance Model Sensitivity

Our allowance model was designed to capture the historical relationship between economic and portfolio changes. As such, evaluating shifts in individual portfolio attributes or macroeconomic variables in isolation may not be indicative of past or future performance. It is difficult to estimate how potential changes in any one factor or input might affect the overall allowance for credit losses because we consider a wide variety of factors and inputs in the allowance for credit losses estimate. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of September 30, 2020, excluding loans in the broker-dealer segment margin, the banking segment mortgage warehouse, and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our baseline economic forecast, the upside scenario assumes consumer and business confidence increases as successful developments in vaccines and medical treatments slow the progression of the virus and most businesses affected by local restrictions reopen earlier than expected. Real GDP growth is expected to increase 8.4% in Q4 2020. It is expected to grow 7.3% in the first quarter of 2021, 6.0% in the second quarter of 2021, 6.4% in the third quarter of 2021 and 4.9% in the fourth quarter of 2021. Average unemployment rates decline to 6.0% by the end of 2021 and 4.4% by the end of 2022. The Federal Reserve maintains a near 0% target for the federal funds rate through 2022, additional government stimulus is approved in 2020, and expanded support to unemployment insurance, small business lending, and lower to middle income households continue.

Compared to our baseline economic forecast, the downside scenario assumes consumer and business confidence continues to decline as infections rise and developments in vaccines and medical treatments are unsuccessful in the short-term. As the number of new cases rise, some nonessential businesses are forced to close again, and most businesses affected by local restrictions reopen slower than expected. Real GDP growth is expected to decrease -4.5% in the fourth quarter of 2020, -2.8% in the first quarter of 2021 and -1.5% in the second quarter of 2021, then is expected to grow 1.9% in the third quarter of 2021, 2.8% in the fourth quarter of 2021 and 4.7% in the first quarter of 2022. Average unemployment rates increase to 11.3% by midyear 2021 and improve modestly to 10.9% by the end of 2021. Unemployment is expected to remain elevated at 8.7% in the fourth quarter of 2022 and 6.4% in the fourth quarter of 2023, and reverts to historical average rates over time. The Federal Reserve maintains a near 0% target for the federal funds rate through early 2025 and disagreements in Congress prevent any additional government stimulus, resulting in no expanded programs for unemployment insurance benefits, small business lending, and lower to middle income households at the end of this year.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $21 million or a weighted average expected loss rate of 1.92% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $85 million or a weighted average expected loss rate of 3.72% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as they do not reflect any potential changes in the adjustment to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions. It also did not consider impacts from recent Bank deferral and customer accommodation efforts or government fiscal and monetary stimulus measures.

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on the path of the virus and expectations around the development of reliable vaccines and medical treatments. We continue to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and if pace and vigor of the expected recovery is worse than expected, further meaningful provisions could be required. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans Held for Investment	2020	2019	2020	2019
Balance, beginning of period	$156,383	$55,177	$61,136	$59,486
Transition adjustment for adoption of CECL accounting standard	—	—	12,562	—
Provision for (reversal of) credit losses	(602)	47	99,973	326
Recoveries of loans previously charged off:
Commercial real estate	571	—	592	—
Commercial and industrial	382	1,393	1,450	2,362
Construction and land development	—	—	2	—
1-4 family residential	10	14	25	45
Consumer	84	6	308	28
Broker-dealer	—	—	—	—
Total recoveries	1,047	1,413	2,377	2,435
Loans charged off:
Commercial real estate	29	9	4,517	9
Commercial and industrial	1,341	1,000	15,325	5,247
Construction and land development	—	—	2	—
1-4 family residential	144	12	517	911
Consumer	100	12	473	476
Broker-dealer	—	—	—	—
Total charge-offs	1,614	1,033	20,834	6,643
Net recoveries (charge-offs)	(567)	380	(18,457)	(4,208)
Balance, end of period	$155,214	$55,604	$155,214	$55,604
Allowance for credit losses as a percentage of gross loans held for investment			1.95%	0.76%

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the table below (dollars in thousands).

	September 30, 2020		December 31, 2019
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial real estate	$104,566	38.68%	$31,595	40.65%
Commercial and industrial	38,178	35.85%	17,964	27.44%
Construction and land development	6,270	10.59%	4,878	12.74%
1-4 family residential	5,052	8.10%	6,386	10.72%
Consumer	1,002	0.46%	265	0.64%
Broker-dealer	146	6.32%	48	7.81%
Total	$155,214	100.00%	$61,136	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Commercial real estate	$104,566	$106,551	$53,939	$31,595	$25,862
Commercial and industrial	38,178	31,863	38,550	17,964	19,182
Construction and land development	6,270	8,393	6,360	4,878	4,788
1-4 family residential	5,052	7,399	6,365	6,386	5,411
Consumer	1,002	1,429	1,203	265	268
Broker-dealer	146	748	322	48	93
	$155,214	$156,383	$106,739	$61,136	$55,604

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$9,031	$2,263	$2,075	$2,366
Transition adjustment CECL accounting standard	—	—	3,837	—
Other noninterest expense	287	(77)	3,406	(180)
Balance, end of period	$9,318	$2,186	$9,318	$2,186

At September 30, 2020, the reserve for unfunded commitments was $9.3 million, compared to $2.1 million at December 31, 2019. As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three and nine months ended September 30, 2020, the increases in the reserve for unfunded commitments was primarily due to economic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had seven credit relationships totaling $10.8 million of potential problem loans at September 30, 2020, compared with five credit relationships totaling $16.8 million of potential problem loans at December 31, 2019.

Non-Performing Assets

In response to the COVID-19 pandemic, the CARES Act was passed in March 2020, which among other things, allows the Bank to suspend the TDR requirements for certain loan modifications to be categorized as a troubled debt restructuring (“TDR”). Starting in March, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan.

Specifically, as discussed under the section entitled “Loan Portfolio” earlier in this Item 2, the Bank’s actions during the third quarter of 2020 included approval of an additional $57.7 million of new COVID-19 related loan modifications since June 30, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $291 million as of September 30, 2020, of which approximately $208 million had received an additional deferral. COVID-19 related loan modifications of approximately $662 million have returned to agreed-upon contractual terms and had made at least one required principal and/or interest payment since the end of their initial deferral period. Such loans represent elevated risk, therefore management continues to monitor these loans. The extent to which these measures will impact the Bank, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

The following table presents components of our non-performing assets (dollars in thousands).

	September 30,	December 31,
	2020	2019	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$14,079	$7,308	$6,771
Commercial and industrial	38,708	15,262	23,446
Construction and land development	528	1,316	(788)
1-4 family residential	28,707	12,204	16,503
Consumer	53	26	27
Broker-dealer	—	—	—
	$82,075	$36,116	$45,959

Non-performing loans as a percentage of total loans	0.78%	0.38%	0.40%

Other real estate owned	$25,387	$18,202	$7,185

Other repossessed assets	$239	$—	$239

Non-performing assets	$107,701	$54,318	$53,383

Non-performing assets as a percentage of total assets	0.64%	0.36%	0.28%

Loans past due 90 days or more and still accruing	$187,105	$102,707	$84,398

Troubled debt restructurings included in accruing loans held for investment	$1,919	$2,173	$(254)

Loans accounted for on a non-accrual basis at September 30, 2020 were primarily comprised of two commercial real estate loans totaling $4.6 million, 8 commercial and industrial relationships totaling $33.4 million and 287 1-4 family residential loans totaling $10.2 million. The 1-4 family residential loans at September 30, 2020 in the table above also included $8.1 million of loans secured by residential real estate which were classified as loans held for sale.

Loans accounted for on a non-accrual basis increased from December 31, 2019 to September 30, 2020, primarily due to the addition of two commercial and industrial relationships totaling $19.3 million, commercial real estate loans totaling $12.7 million, and various 1-4 family residential loans. The increase in commercial real estate loans in non-accrual status at September 30, 2020 of $6.8 million was primarily related to the addition of 24 loans totaling $12.7 million, with a reserve of $1.4 million, that were previously accruing at December 31, 2019. This increase from December 31, 2019 was partially offset by the settlement of a single loan accounted for on a non-accrual basis with a carrying amount of $2.5 million. The increase in commercial and industrial loans in non-accrual status since December 31, 2019 was primarily due to two relationships that included six loans totaling $19.3 million and had a $4.2 million reserve at September 30, 2020 and a CECL transition gross-up adjustment of $4.6 million related to a loan with an amortized cost of $6.8 million and a reserve of $5.2 million at September 30, 2020. The increase in 1-4 family residential loans in non-accrual status at September 30, 2020, compared to December 31, 2019, was primarily related to the classification of $4.0 million of loans as non-accrual based on CECL transition rules and $3.3 million of net loans classified as loans held for sale.

Other real estate owned (“OREO”) increased from December 31, 2019 to September 30, 2020, primarily due to additions totaling $13.7 million, partially offset by disposals of $6.5 million. At both September 30, 2020 and December 31, 2019, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at September 30, 2020 and December 31, 2019, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA-related loans subject to repurchase within our mortgage origination segment. As of September 30, 2020, $106.0 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced it will temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of September 30, 2020. As of September 30, 2020, $95.2 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

At September 30, 2020, TDRs were comprised of $1.9 million of loans that are considered to be performing and accruing, and $16.4 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2019, TDRs were comprised of $2.2 million of loans that are considered to be performing and accruing, and $11.9 million of loans that are considered to be non-performing reported in non-accrual loans. In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. Therefore, the Bank is not reporting COVID-19 related modifications as TDRs.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,
	2020		2019
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,182,002	0.00%	$2,584,114	0.00%
Interest-bearing demand deposits	5,263,228	0.42%	4,260,216	1.03%
Savings deposits	221,429	0.10%	184,161	0.19%
Time deposits	1,869,877	1.50%	1,410,063	1.98%
	$10,536,536	0.48%	$8,438,554	0.86%

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	September 30, 2020		December 31, 2019
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$780,109	1.53%	$1,424,010	2.41%	$(643,901)
Notes payable	396,006	4.52%	283,769	4.94%	112,237
Junior subordinated debentures	67,012	4.30%	67,012	5.75%	—
	$1,243,127	2.52%	$1,774,791	2.97%	$(531,664)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The decrease in short-term borrowings at September 30, 2020, compared with December 31, 2019, included a decrease in borrowings in our banking and broker-dealer segments primarily associated with the increased utilization of available internal funds, a decrease in FHLB borrowings and a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers, partially offset by an increase in commercial paper used by the Hilltop Broker-Dealers to finance their activities. Notes payable at September 30, 2020 was comprised of $148.9 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $196.8 million and mortgage origination segment borrowings of $50.4 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At September 30, 2020, Hilltop had $488.4 million in cash and cash equivalents, an increase of $382.8 million from $105.6 million at December 31, 2019. This increase in cash and cash equivalents was primarily due to the receipt of $196.6 million associated with the Subordinated Notes offering, cash proceeds of $154.1 million from the completed sale of NLC and $104.2 million of dividends from subsidiaries, partially offset by $24.4 million in cash dividends declared, $15.2 million of stock repurchases and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

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

The FOMC reduced the target range for short-term rates by 150 basis points to a range of 0% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels, which resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To strengthen the Bank’s available liquidity position, we raised brokered deposits that totaled $1.4 billion at June 30, 2020, as well as swept an additional $200 million of deposits from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion at June 30, 2020. At September 30, 2020, given the continued strong cash and liquidity levels at the Bank, brokered deposits declined to $1.0 billion and the total funds swept from Hilltop Securities into the Bank was reduced further to approximately $900 million.

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

Tender Offer

On September 23, 2020, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $350 million and at a per share price not less than $18.25 and not more than $21.00, net to the seller in cash, less any applicable tax withholding and without interest, upon the terms and subject to the conditions described in the tender offer documentation. Unless the offer is extended or terminated, the tender offer is scheduled to expire at the end of the day on October 30, 2020. We expect to fund the tender offer with cash on hand. Under capital adequacy and regulatory requirements, we must meet specific capital requirements that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of September 30, 2020, Hilltop and PlainsCapital capital positions and ratios exceeded regulatory capital requirements including conservation buffer assuming a fully subscribed tender offer closed on September 30, 2020. The Federal Reserve has informed Hilltop that it is has no objection to the tender offer.

NLC Sale

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our insurance segment, for cash proceeds of $154.1 million. Hilltop recognized a gain associated with this transaction of $32.3 million, net of customary transaction costs of $5.1 million and subject to post-closing adjustments. During the third quarter of 2020, Hilltop recognized a $0.7 million pre-tax post-closing adjustment to income from discontinued operations related to the finalization of the June 30, 2020 closing balance sheet, resulting in an aggregate gain on sale of NLC of $33.1 million. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also agreed to enter into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Accordingly, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements.

Dividend Declaration

On October 22, 2020, our board of directors declared a quarterly cash dividend of $0.09 per common share, payable on November 30, 2020 to all common stockholders of record as of the close of business on November 16, 2020.

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

During the nine months ended September 30, 2020, we paid $15.2 million to repurchase an aggregate of 720,901 shares of common stock at a weighted average price of $21.13 per share. The purchases were funded from available cash balances.

As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, Hilltop’s board of directors suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30, 2020, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At September 30, 2020, $200 million of our Subordinated Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is three-month LIBOR plus an average spread of 3.22%. The total average interest rate at September 30, 2020 was 3.47%. The Debentures are callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At September 30, 2020, $67.0 million of PCC’s Debentures were outstanding.

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

Bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2020, under guidance issued by the Board of Governors of the Federal Reserve System.

Actual capital amounts and ratios as of September 30, 2020 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

At September 30, 2020, Hilltop had a total capital to risk weighted assets ratio of 23.22%, Tier 1 capital to risk weighted assets ratio of 20.46%, common equity Tier 1 capital to risk weighted assets ratio of 19.85% and a Tier 1 capital to average assets, or leverage, ratio of 13.03%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At September 30, 2020, PlainsCapital had a total capital to risk weighted assets ratio of 15.49%, Tier 1 capital to risk weighted assets ratio of 14.64%, common equity Tier 1 capital to risk weighted assets ratio of 14.64% and a Tier 1 capital to average assets, or leverage, ratio of 10.19%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

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

As previously discussed, to meet increased liquidity demands, to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations and to improve the Bank’s already strong liquidity position, we raised brokered deposits that totaled $1.0 billion at September 30, 2020, down from $1.4 billion at June 30, 2020. Further, beginning in March 2020, an additional $200 million of deposits was swept from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion at June 30, 2020. During the third quarter of 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced further to approximately $900 million as of September 30, 2020. As a result, the Bank was able to further fortify its borrowing capacity through access to secured funding sources as summarized in the following table (in millions).

	September 30,	December 31,
	2020	2019
FHLB capacity	$4,216	$3,207
Investment portfolio	1,011	683
Fed deposits (excess daily requirements)	1,123	217
Fed discount window	292	290
	$6,642	$4,397

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at September 30, 2020 is at a heightened level given the uncertain outlook for 2020 and 2021 due to the COVID-19 pandemic. While the extent to which COVID-19 will impact the Bank is uncertain, the Bank is targeting available liquidity of between approximately $5 billion and $6 billion during the remainder of 2020.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.86% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.75% of the Bank’s total deposits at September 30, 2020. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2020, Hilltop Securities had credit arrangements with five unaffiliated banks, with maximum aggregate commitments of up to $725.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At September 30, 2020, Hilltop Securities had borrowed $103.5 million under its credit arrangements and had no borrowings under its credit facilities.

During the fourth quarter of 2019, Hilltop Securities initiated two commercial paper programs, in the ordinary course of its business, of which the net proceeds (after deducting related issuance expenses) from the sale will be used for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The discount to maturity will be based on an interest factor and the CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of September 30, 2020, the weighted average maturity of the CP Notes was 154 days at a rate of 1.65%. At September 30, 2020, the aggregate amount outstanding under these secured arrangements was $265.8 million, which was collateralized by securities held for firm accounts valued at $171.6 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank, which have an aggregate commitment of $3.3 billion, of which $2.2 billion was drawn at September 30, 2020. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at September 30, 2020.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At September 30, 2020, these ABAs had combined available lines of credit totaling $180.0 million, $60.0 million of which was with a single unaffiliated bank, and the remaining $120.0 million of which was with the Bank. At September 30, 2020, Ventures Management had outstanding borrowings of $61.9 million, $11.5 million of which was with the Bank.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at September 30, 2020 and outstanding financial and performance standby letters of credit of $90.1 million at September 30, 2020.

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

The credit loss estimation process for both on and off-balance sheet exposures involves procedures to appropriately consider the unique characteristics of our loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. When computing allowance levels, credit loss assumptions are estimated using models that analyze loans according to credit risk ratings, loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Future factors and forecasts may result in significant changes in the allowance and provision for (reversal of) credit losses in those future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2019 Form 10-K, except as discussed below.

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

	September 30, 2020
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,745,228	$1,259,028	$2,201,813	$383,884	$86,246	$9,676,199
Securities	278,752	233,591	436,714	273,622	392,142	1,614,821
Federal funds sold and securities purchased under agreements to resell	420	—	—	—	—	420
Other interest sensitive assets	1,132,488	—	—	—	29,376	1,161,864
Total interest sensitive assets	7,156,888	1,492,619	2,638,527	657,506	507,764	12,453,304

Interest sensitive liabilities:
Interest bearing checking	$5,379,301	$—	$—	$—	$—	$5,379,301
Savings	251,027	—	—	—	—	251,027
Time deposits	512,266	1,137,507	358,207	68,878	73	2,076,931
Notes payable and other borrowings	149,221	225	695	862	3,170	154,173
Total interest sensitive liabilities	6,291,815	1,137,732	358,902	69,740	3,243	7,861,432

Interest sensitivity gap	$865,073	$354,887	$2,279,625	$587,766	$504,521	$4,591,872

Cumulative interest sensitivity gap	$865,073	$1,219,960	$3,499,585	$4,087,351	$4,591,872

Percentage of cumulative gap to total interest sensitive assets	6.95%	9.80%	28.10%	32.82%	36.87%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2020 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$28,036	8.00%	$487,177	31.79%
+100	$4,408	1.26%	$264,246	17.24%
-50	$(2,664)	(0.76)%	$(216,951)	(14.16)%
-100	$(5,265)	(1.50)%	$(305,994)	(19.97)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2020 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

	September 30, 2020
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$1,574	$5,984	$38,997	$88,513	$135,068
U.S. government and government agency obligations	70,673	(8,080)	(3,579)	371,663	430,677
Corporate obligations	1,057	16,690	5,407	22,650	45,804
Total debt securities	73,304	14,594	40,825	482,826	611,549
Corporate equity securities	(4,375)	—	—	—	(4,375)
Other	3,467	—	—	—	3,467
	$72,396	$14,594	$40,825	$482,826	$610,641

Weighted average yield
Municipal obligations	0.00%	0.81%	1.43%	3.00%	2.41%
U.S. government and government agency obligations	0.06%	0.26%	0.70%	2.55%	2.10%
Corporate obligations	1.20%	3.55%	2.89%	2.99%	3.03%

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

As previously reported, during the fourth quarter of 2019, management identified a control deficiency that constituted a material weakness as of December 31, 2018 and determined that the Company did not design and maintain effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for credit losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement. This control deficiency did not result in a misstatement of the Company’s consolidated financial statements. However, this control deficiency could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q provide a fair statement of, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Update on Remediation of Previously Reported Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and believes that it has completed its updates to the design and implementation of internal controls to remediate the aforementioned deficiency and enhance the Company’s internal control environment. As previously reported, the remediation plan was implemented during the fourth quarter of 2019 and included an enhanced analysis to support the qualitative factors considered in the estimation of the allowance for loan losses as of December 31, 2019. Management believes that such enhanced controls, including new controls implemented as a part of the adoption of CECL on January 1, 2020, have been designed to address the material weakness and were implemented as of March 31, 2020. However, in order to fully evaluate the remediation efforts , management will continue to test and validate that the enhanced controls are operating for a sufficient period of time. We expect the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control Over Financial Reporting

The remediation efforts described above, as well as the implementation of general ledger replacements within our banking and mortgage origination segments, as well as at corporate, led to changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting resulting from the majority of our workforce working remotely since March 23, 2020. In early September 2020, a majority of our employees began the process of returning to their respective office locations based on rotational team schedules. We are continually monitoring and assessing the impact of remote work arrangements during the COVID-19 pandemic on the design and operating effectiveness of our internal controls.

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

We are generally exposed to the credit risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, and this risk may be exacerbated by the macroeconomic effects of COVID-19. We lend to businesses and individuals, including through offering commercial and industrial loans, commercial and residential mortgage loans and other loans generally collateralized by assets. We also incur credit risk through our investments. Our credit risk and credit losses may increase to the extent our loans or investments are to borrowers or issuers who as a group may be uniquely or disproportionately affected by declining economic or market conditions as a result of COVID-19, such as those operating in the travel, lodging, retail, entertainment and energy industries. During the nine months ended September 30, 2020, the significant build in the allowance for credit losses at our Bank was primarily due to the market disruption and related economic uncertainties caused by COVID-19. We may incur further unexpected losses, and the deterioration of an individually large exposure due to COVID-19 could lead to additional credit loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income, regulatory capital and liquidity.

The continuation of the adverse economic conditions caused by the pandemic can be expected to have a significant adverse effect on our businesses and results of operations, including:

●	further increases in the allowance for credit losses and possible recognition of credit losses, especially if businesses remain closed or substantially limited in their operating capacity, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses;
●	possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting client activities or to regulatory actions, and
●	the possibility that significant portions of our workforce are unable to work effectively, including because of illness, quarantines, sheltering-in-place arrangements, government actions or other restrictions related to the pandemic.

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

In addition, the Company’s participation in the PPP as a lender may adversely affect the Company’s revenue and results of operations depending on the timing and amount of forgiveness, if any, to which borrowers are entitled.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2020	—	$—	—	$59,750,234
August 1 - August 31, 2020	—	—	—	59,750,234
September 1 - September 30, 2020	—	—	—	59,750,234
Total	—	$—	—
(1)	On January 30, 2020, we announced that our board of directors authorized a stock repurchase program under which we may repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2021, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, Hilltop’s board of directors suspended its stock repurchase program. Hilltop’s board of directors has the ability to reinstate the stock repurchase program at its discretion as circumstances warrant.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

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

10.1

Hilltop Holdings Inc. 2020 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No.333-240090) and incorporated herein by reference).

10.2

Hilltop Holdings Inc. Employee Stock Purchase Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.3

Form of Restricted Stock Unit Award Agreement (Performance-Based) for awards beginning in 2020 (filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.4

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2020 (filed as Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.5

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2020 (filed as Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

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

HILLTOP HOLDINGS INC.

Date: October 23, 2020	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)