Form 10-K
period 2020-12-31
Hilltop Holdings Inc.
filed 2021-02-17
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2020, was approximately $1.18 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 16, 2021 was 82,188,513.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2021 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

Unless the context otherwise indicates, all references in this Annual Report to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “Momentum Independent Network” refer to Momentum Independent Network Inc., formerly Hilltop Securities Independent Network Inc., (a wholly owned subsidiary of Securities Holdings), Hilltop Securities and Momentum Independent Network are collectively referred to as the “Hilltop Broker-Dealers,” references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (formerly a wholly owned subsidiary of Hilltop) and its wholly owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, such as the current global outbreak of a novel strain of coronavirus (“COVID-19”), information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, use of proceeds from offerings, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, including as a result of the “current expected credit losses” (CECL) model, expected future benchmarks rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have caused and are causing significant harm to the global economy and our business;
●	the credit risks of lending activities, including our ability to estimate credit losses and increases to the allowance for credit losses as a result of the implementation of CECL, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	risks associated with our concentration in real estate related loans;
●	changes in the interest rate environment and transitions away from the London Interbank Offered Rate (“LIBOR”);

●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	cost and availability of capital;
●	changes in key management;
●	competition in our banking, broker-dealer, and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

PART I

Item 1. Business.

General

Hilltop Holdings Inc. is a diversified, Texas-based financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer and mortgage origination segments. We endeavor to build and maintain a strong financial services company through organic growth as well as acquisitions, which we may make using available capital, excess liquidity and, if necessary or appropriate, additional equity or debt financing sources. The following includes additional details regarding the financial products and services provided by each of our two primary business units.

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

At December 31, 2020, on a consolidated basis, we had total assets of $16.9 billion, total deposits of $11.2 billion, total loans, including loans held for sale, of $10.3 billion and stockholders’ equity of $2.4 billion.

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

Business Segments

Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, and mortgage origination. These segments reflect the manner in which operations are managed and the criteria used by our chief operating decision maker, our President and Chief Executive Officer, to evaluate segment performance, develop strategy and allocate resources.

The following graphic reflects our current business segment.

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results and its assets and liabilities have been presented as discontinued operations in our consolidated financial statements, and we no longer have an insurance segment. Following the sale of NLC, our business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination.

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

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2020, had $13.3 billion in assets and total deposits of $11.4 billion. The primary sources of our deposits are residents and businesses located in Texas. At December 31, 2020, the Bank employed approximately 1,100 people.

The table below sets forth a distribution of the banking segment’s loans, classified by portfolio segment. The banking segment’s loan portfolio includes $3.3 billion in warehouse lines of credit extended to PrimeLending, of which $2.5 billion was drawn at December 31, 2020. Amounts advanced against the warehouse line of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

		% of Total
	Total Loans	Loans Held
	Held for Investment	for Investment
Commercial real estate:
Non-owner occupied	$1,788,311	18.3%
Owner occupied	1,345,592	13.7%
Commercial and industrial (1)	1,834,968	18.8%
Mortgage warehouse lending	792,806	8.1%
Construction and land development	828,852	8.5%
1-4 family residential	629,938	6.4%
Consumer	35,667	0.4%
	7,256,134	74.2%
PrimeLending warehouse lines of credit	2,525,422	25.8%
Total loans held for investment	$9,781,556	100.0%
(1)	Included loans totaling $486.7 million at December 31, 2020 funded through the Paycheck Protection Program.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act were passed in March and April 2020, which are intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. In March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the Paycheck Protection Program (“PPP”) as a Small Business Administration (“SBA”) preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan.

We implement our underwriting standards according to the facts and circumstances of each particular loan request, as discussed below.

Business Banking. Our business banking customers primarily consist of agribusiness, energy, healthcare, institutions of higher education, real estate (including construction and land development) and wholesale/retail trade companies. We provide these customers with extensive banking services, such as online banking, business check cards and other add-on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer our business banking customers term loans, lines of credit, equipment loans and leases, letters of credit, agricultural loans, commercial real estate loans and other loan products, including PPP loans.

Commercial and industrial loans are primarily made within Texas and are underwritten on the basis of the borrower’s ability to service the debt from cash flow from an operating business. In general, commercial and industrial loans involve more credit risk than residential and commercial real estate loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans results primarily from the type of collateral securing these loans, which typically includes accounts receivable, equipment and inventory. Additionally, increased risk arises from the expectation that commercial and industrial loans generally will be serviced principally from operating cash flow of the business, and such cash flows are dependent upon successful business operations. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of the additional risk and complexity associated with commercial and industrial loans, such loans require more thorough underwriting and servicing than loans to individuals. To manage these risks, our policy is to attempt to secure commercial and industrial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, depending on the size of the credit, we actively monitor the financial condition of the borrower by analyzing the borrower’s financial statements and assessing certain financial measures, including cash flow, collateral value and other appropriate credit factors. We also have processes in place to analyze and evaluate on a regular basis our exposure to industries, products, market changes and economic trends.

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

The Bank’s mortgage warehouse lending activities consist of asset-based lending in which the Bank provides short-term, revolving lines of credit to independent mortgage bankers (“IMBs”). IMBs are generally small businesses, with mortgage loan origination and servicing as their sole or primary business. IMBs use the funds from their lines of credit to provide home loans to prospective and existing homeowners. When the IMBs subsequently sell the loans to institutional investors in the secondary market—typically within 30 days of closing the transaction—the proceeds from the sale are used to pay down and therefore replenish their lines of credit.

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

Private Banking and Investment Management. The Bank’s private banking team personally assists high net worth individuals and their families with their banking needs, including depository, credit, asset management, and trust and estate services. The Bank offers trust and asset management services in order to assist these customers in managing, and ultimately transferring, their wealth.

The Bank’s services provide personal trust, investment management and employee benefit plan administration services, including estate planning, management and administration, investment portfolio management, employee benefit accounts and individual retirement accounts.

Broker-Dealer

The “Hilltop Broker-Dealers” include the operations of Hilltop Securities, a clearing broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the NYSE, Momentum Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC. Hilltop Securities and Momentum Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). Additionally, Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network are investment advisers registered under the Investment Advisers Act of 1940. At December 31, 2020, Hilltop Securities had consolidated assets of $3.2 billion and net capital of $291.2 million, which was

$284.2 million in excess of its minimum net capital requirement of $7.0 million. At December 31, 2020, the Hilltop Broker-Dealers employed approximately 750 people and maintained 51 locations in 19 states.

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

Structured Finance. The structured finance line of business provides advisory services and centralized product expertise for derivatives and commodities. In addition, this business line participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced (“TBA”) mortgage-backed securities.

Fixed Income Services. The fixed income services line of business specializes in sales, trading and underwriting of U.S. government and government agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products to support sales and other client activities. In addition, the fixed income services line of business provides asset and liability management advisory services to community banks.

Wealth Management. The wealth management line of business is comprised of our retail, clearing services and securities lending groups.

Retail. The retail group acts as a securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. We extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc., we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and Momentum Independent Network advisors to retail clients. We retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management team, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The Momentum Independent Network advisors may also contract directly with third party carriers to sell specified insurance products to their customers. The commissions received from these third party carriers are paid directly to the advisor. Hilltop Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States. At December 31, 2020, we employed 117 registered representatives in 18 retail brokerage offices and had contracts with 189 independent retail representatives for the administration of their securities business.

Clearing Services. The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2020, we provided services to 129 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, which is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). During 2020, funded loan volume through ABAs was approximately 7% of the mortgage origination segment’s total loan volume. At December 31, 2020, our mortgage origination segment operated from over 290 locations in 45 states, originating 18.6%, 10.9% and 6.1%, respectively, of its mortgage loans (by dollar volume) from its Texas, California and Florida locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through warehouse lines of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. During 2020, 2019, and 2018, the mortgage origination segment originated approximately $193 million, $149 million, and $97 million, respectively, in loans on behalf of the banking segment, representing up to 1% of PrimeLending’s total loan origination volume during each year. We expect loan volume originated on behalf of the banking segment to increase during 2021 based on approved authority for up to 5% of the mortgage origination segment’s total loan volume. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. PrimeLending may, from time to time, manage its related mortgage servicing rights (“MSR”) assets through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse lines of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending had a staff of approximately 2,700 people, including approximately 1,225 mortgage loan officers, as of December 31, 2020 that produced $23.0 billion in closed mortgage loan volume during 2020, 58.4% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”), Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that (i) are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or (ii) do not comply with approved investor-specific underwriting guidelines).

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in the large metropolitan markets in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and Momentum Independent Network, which conduct business nationwide, with 45% of the broker-dealer segment’s net revenues during 2020 generated through locations in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 290 locations in 45 states. During 2020, an aggregate of 61% of PrimeLending’s origination volume was concentrated in ten states, with 36% concentrated in Texas, California and Florida, collectively. Other than these ten states, none of the states in which PrimeLending operated during 2020 represented more than 3% of PrimeLending’s origination volume.

Employees and Human Capital Resources

At December 31, 2020 we employed approximately 4,900 full-time employees and less than 50 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through annual performance and development conversations with employees, internally developed training programs, customized corporate training engagements and seminars, conferences, and other training events employees are encouraged to attend in connection with their job duties.

Our human capital objectives include attracting, training, motivating, rewarding and retaining our employees. The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition during the peak of the pandemic, over a short period of time, to a rotational work schedule allowing employees to effectively work from remote locations and ensure a safely-distanced working environment for employees performing customer-facing activities, at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a minimum.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to our core values (integrity, collaboration, adaptability, respect and excellence) as well as actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in the retention of our top-performing employees. At December 31, 2020, approximately 25% of our current staff had been with us for ten years or more.

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

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to financial institutions, including the following:

●	Institutions are allowed to not characterize loan modifications related to the COVID-19 pandemic as a troubled debt restructuring and are allowed to suspend the corresponding impairment determinations for accounting purposes.

●	The Community Bank Leverage Ratio was temporarily reduced to eight percent (8%). This provision terminated on December 31, 2020.

●	A borrower of a federally backed mortgage loan (VA, FHA, USDA, FHLMC and FNMA) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic may request forbearance from paying such mortgage by submitting a request to the borrower’s servicer affirming such borrower’s financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account.

●	A borrower of a multi-family federally backed mortgage loan that is current as of February 1, 2020, may submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During that time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The CARES Act provided approximately $350 billion to fund loans to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans were 100% federally guaranteed (principal and interest) through December 31, 2020. An eligible business could apply for a PPP loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guaranteed 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

The Paycheck Protection Program Flexibility Act (the “PPFA”) enacted on June 5, 2020 modified the PPP. The PPFA increased the amount of time that borrowers have to use PPP loan proceeds and apply for loan forgiveness and made other changes to make the PPP more favorable to borrowers.

The Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“Appropriations PPP Amendments”) is a pandemic relief portion of the much larger Consolidated Appropriations Act of 2021, which was signed by the President on December 27, 2020. The Appropriations PPP Amendments, among other things, reauthorize and modify the PPP by appropriating more than $284 billion to the PPP so businesses can apply for forgivable loans for the first time; permit businesses that had previously received a PPP loan to apply for a second PPP loan subject to generally more restrictive eligibility criteria and reducing the maximum amount of proceeds available; enable debtors-in-possession or trustees of bankruptcy estates to apply for a PPP loan; appropriate funds for a $600 stimulus check for most Americans with an adjusted gross income lower than $75,000; extend federal unemployment benefits until March 31, 2021; extend the eviction moratorium for tenants with annual incomes of less than $99,000 until January 31, 2021; as well as other appropriations to address the pandemic. See “Risk Factors —As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, or other parties regarding our originating, processing, or servicing of loans under the PPP, and risks that the SBA may not fund some or all PPP loan guaranties.”

The Anti-Money Laundering Act of 2020 (the “AML Act”) was enacted as part of the National Defense Authorization Act for Fiscal Year 2021 when the U.S. House of Representatives and the U.S. Senate voted by more than a two-thirds majority to override a Presidential veto effective on January 1, 2021. The AML Act is the most significant revision to the anti-money laundering laws since the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001, as amended (the “USA PATRIOT Act”). The AML Act clarifies and streamlines the Currency and Foreign Transactions Reporting Act of 1970, as amended, (the “Bank Secrecy Act”) and anti-money laundering (“AML”) obligations in the following ways: requires U.S. entities and entities doing business in the United States to report into a national registry maintained by the Financial Crimes Enforcement Network (“FinCEN”) certain beneficial ownership information, subject to exceptions; modernizes the statutory definition of “financial institution” to include (i) entities that provide services involving “value that substitutes for currency,” which includes stored value and virtual currencies and (ii) any person engaged in the trade of antiquities, including an advisor, consultant or any other person who deals in the sale of antiquities; enhances penalties for Bank Secrecy Act and AML violations, including claw back of bonuses; increases AML whistleblower awards and expands whistleblower protections; requires the Secretary of the Treasury to establish and update every four years National AML Priorities, which are incorporated into the Bank Secrecy Act compliance programs at financial institutions subject to the Bank Secrecy Act; permits collaborative arrangements between financial institutions to participate in common activity or pool resources related to AML or Bank Secrecy Act compliance; provides for an annual review of Bank Secrecy Act regulations by the Secretary of the Treasury that is reported to Congress; and requires the Secretary of the Treasury to review the dollar thresholds and reporting requirements relating to currency transaction reports and suspicious activity; among other amendments to the Bank Secrecy Act.

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

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. Additionally, the accounting standards setter, Financial Accounting Standards Board (“FASB”) recently issued optional guidance that would help ease the potential effects of reference rate reform on financial reporting. The guidance would offer optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions affected by reference rate reform. Additionally, the FASB issued specific accounting guidance which permits the use of the Overnight Index Swap rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

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

Changes of Control.  Federal and state laws impose additional notice, approval and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of a regulated holding company, such as Hilltop. These laws include the Bank Holding Company Act and the Change in Bank Control Act. Among other things, these laws require regulatory filings by an investor that seeks to acquire direct or indirect “control” of a regulated holding company. The determination whether an investor “controls” a regulated holding company is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting stock, and in certain other circumstances, an investor may be presumed to control a depository institution or other company if the investor owns or controls less than 25% or more of any class of voting stock. Furthermore, these laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions, including those that some or all of our stockholders might consider to be desirable.

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

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (the “CRA”). The Dodd-Frank Act underscores the criteria for becoming a financial holding company by amending the Bank Holding Company Act to require that bank holding companies be “well capitalized” and “well managed” in order to become financial holding companies. Hilltop became a financial holding company on December 1, 2012.

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

Common equity Tier 1 capital:

●	includes common stockholders’ equity (such as qualifying common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits and foreign currency translation adjustments, excluding changes in other comprehensive income (loss) and treasury stock);
●	includes certain minority interests in the equity capital accounts of consolidated subsidiaries; and
●	excludes goodwill and various intangible assets.

Additional Tier 1 capital:

●	includes certain qualifying minority interests not included in common equity Tier 1 capital;
●	includes certain preferred stock and related surplus;
●	includes certain subordinated debt; and
●	excludes 50% of the insurance underwriting deduction.

Tier 2 capital:

●	includes allowance for credit losses, up to a maximum of 1.25% of risk-weighted assets;
●	includes minority interests not included in Tier 1 capital; and
●	excludes 50% of the insurance underwriting deduction.

The following table summarizes the Basel III requirements fully phased-in as of the period beginning January 1, 2019.

Item	Requirement
Minimum common equity Tier 1 capital ratio	4.5%
Common equity Tier 1 capital conservation buffer	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	7.0%
Minimum Tier 1 capital ratio	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	8.5%
Minimum total capital ratio	8.0%
Minimum total capital ratio plus capital conservation buffer	10.5%

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

Hilltop and PlainsCapital began transitioning to the Basel III final rules on January 1, 2015. The capital conservation buffer and certain deductions from common equity Tier 1 capital were fully phased in as of January 1, 2019. During 2020, our eligible retained income was positive and our capital conservation buffer was greater than 2.5%, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2021.

At December 31, 2020, Hilltop had a total capital to risk-weighted assets ratio of 22.34%, Tier 1 capital to risk-weighted assets ratio of 19.57% and a common equity Tier 1 capital to risk-weighted assets ratio of 18.97%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At December 31, 2020, PlainsCapital had a total capital to risk-weighted assets ratio of 15.27%, Tier 1 capital to risk-weighted assets ratio of 14.40% and a common equity Tier 1 capital to risk-weighted assets ratio of 14.40%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

Phase-in of Current Expected Credit Losses Accounting Standard. In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL became effective January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. We originally elected to not exercise the option for phase-in. In March 2020, in connection with the economic uncertainties associated with the effects of COVID-19, the agencies’ issued an additional transition option that permitted banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period. We elected to exercise this option for phase-in.

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

On November 14, 2019, the federal banking agencies, among other agencies, published a separate final rule to provide greater clarity and certainty about the activities prohibited by the Volcker Rule and to improve supervision and implementation of the Volcker Rule based on the agencies’ experience implementing these provisions since 2013. Compliance with the final rule began January 1, 2021, however, banking entities may voluntarily comply with the final rule in whole or in part prior to the compliance date, subject to the agencies’ completion of necessary technological changes.

In July 2020, the federal banking agencies published a final rule to streamline and improve the covered funds provisions of the Volcker Rule by making the following changes: permitting the activities of qualifying foreign excluded funds; revising the exclusions from the definition of “covered fund” for foreign public funds, loan securitizations, public welfare investments and small business investment companies; creating new exclusions from the definition of “covered fund” for credit funds, qualifying venture capital funds, family wealth management vehicles, and customer facilitation vehicles; permitting certain transactions that could otherwise be prohibited under affiliate transaction restrictions unique to the Volcker Rule; modifying the definition of “ownership interest”; and providing that certain investments made in parallel with a covered fund, as well as certain restricted profit interests held by an employee or director, need not be included in a banking entity’s calculation of its ownership interest in the covered fund.

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

Acquisitions by Bank Holding Companies. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. In addition, the Dodd-Frank Act requires the Federal Reserve Board to consider “the risk to the stability of the U.S. banking or financial system” when evaluating acquisitions of banks and nonbanks under the Bank Holding Company Act. With respect to interstate acquisitions, the Dodd-Frank Act amends the Bank Holding Company Act by raising the standard by which interstate bank acquisitions are permitted from a standard that the acquiring bank holding company be “adequately capitalized” and “adequately managed” to the higher standard of being “well capitalized” and “well managed”.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting stock, and in certain other circumstances, an investor may be presumed to control a depository institution or other company if the investor owns or controls less than 25% or more of any class of voting stock.

Banking

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. The Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continued to examine the Bank for compliance with federal consumer protection laws. If the Bank’s total assets are over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank will become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter. As of December 31, 2020, the Bank’s total assets were $13.3 billion. Along with continued Federal Reserve consumer supervisory and enforcement, the Bank became subject to CFPB supervisory and enforcement authority, starting in the second quarter of 2020.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2020.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act required the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35% by September 30, 2020. On November 28, 2018, the FDIC announced that the DIF reserve ratio exceeded the statutorily required minimum reserve ratio of 1.35%, ahead of the September 30, 2020 deadline. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum ratio: (1) surcharges on insured depository institutions with total consolidated assets of $10.0 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC will notify the Bank concerning any assessment credits and the assessment rate that we will be charged for the assessment period. As a result of the new regulations, we expect to incur lower annual deposit insurance assessments, which could have a positive impact on our financial condition and results of operations. Accruals for DIF assessments were $1.8 million during 2020.

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

On January 1, 2019, PlainsCapital fully transitioned to the final rules that substantially amended the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms. For additional discussion of Basel III, see the section entitled “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and Basel III” earlier in this Item 1. At December 31, 2020, PlainsCapital’s ratio of total risk-based capital to risk-weighted assets was 15.27%, PlainsCapital’s ratio of Tier 1 capital to risk-weighted assets was 14.40%, PlainsCapital’s common equity Tier 1 capital to risk-weighted assets ratio was 14.40%, and PlainsCapital’s ratio of Tier 1 capital to average total assets was 10.44%.

On December 13, 2019, the Federal Reserve, the FDIC and the OCC published a final rule modifying the treatment of high volatility commercial real estate (“HVCRE”) exposures as required by EGRRCPA. The final rule clarifies certain defined terms in the HVCRE exposure definition in a manner generally consistent with the call report instructions as well as the treatment of credit facilities that finance one- to four-family residential properties and the development of land. The final rule became effective on April 1, 2020.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to such bank. Pursuant to a provision in EGRRCPA, the FDIC published a final rule on February 4, 2019 excepting a capped amount of reciprocal deposits from being considered as brokered deposits for certain insured depository institutions. On December 15, 2020, the FDIC also approved a final rule modernizing the FDIC’s overall brokered deposit regulations, reflecting technological changes and innovations across the banking industry. The final rule clarifies when a person meets the deposit broker definition in a way that provides clear rules by which banks and third parties can evaluate whether particular activities cause deposits to be considered brokered. The final rule also identifies a number of bright line categories called “designated exceptions” for business arrangements that automatically satisfy the primary purpose exception, establishes a transparent application process for entities that seek a “primary purpose exception” and modernizes the definition and calculation of the “National Rate Cap”. At December 31, 2020, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

Fixing America’s Surface Transportation Act (FAST Act). The FAST Act, signed by President Obama on December 4, 2015, provides for funding highways and infrastructure in the United States. Part of the funding for this law comes from a reduction of the dividends paid by the Federal Reserve to its stockholders with total consolidated assets of more than $10 billion, effective January 1, 2016. On that date, the annual dividend on paid-in capital stock for stockholders with total consolidated assets of more than $10 billion shall be the lesser of: (i) the rate equal to the high yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of such dividend and (ii) 6 percent. The Federal Reserve Board published a final rule implementing these requirements on November 23, 2016. On December 12, 2019, the Federal Reserve published its annual adjustment to the consolidated asset threshold, increasing it to $10.715 billion in assets through December 31, 2020. As of December 31, 2020, the Bank’s total assets were $13.3 billion.

Anti-terrorism and Money Laundering Legislation. The Bank is subject to the USA PATRIOT Act, the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, including obtaining beneficial ownership information on new legal entity customers and otherwise has implemented policies and procedures intended to comply with the foregoing rules until such time as FinCEN publishes regulations implementing the Corporate Transparency Act, which is part of the AML Act. As discussed above under “Recent Regulatory Developments,” the AML Act imposes the reporting requirements of beneficial ownership of certain business entities on those entities and not on covered financial institutions, among other amendments to the Bank Secrecy Act.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including, but not limited to, sales and trade practices, net capital requirements, record keeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the conduct of investment banking and research activities and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed herein. Additional legislation, changes in rules promulgated by the SEC, securities exchanges, self-regulatory organizations or states or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, securities exchanges, self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, profit disgorgement, monetary penalties, suspension, revocation of registration or expulsion of broker-dealers, their registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Limitation on Businesses. The businesses that the Hilltop Broker-Dealers may conduct are limited by its agreements with, and its oversight by, FINRA, other regulatory authorities and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, the Hilltop Broker-Dealers are operating subsidiaries of Hilltop, which means their activities are further limited by those that are permissible for financial holding companies and subsidiaries of financial holding companies, and as a result, the Hilltop Broker-Dealers and Hilltop may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2020, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

The SEC, CFTC, FINRA and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to censure, fine, monetary penalties and other regulatory sanctions, including suspension, revocation of registration or expulsion by the SEC or applicable regulatory authorities, and suspension, revocation or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.

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

Anti-Money Laundering. The Hilltop Broker-Dealers must also comply with the USA PATRIOT Act and other rules and regulations discussed herein, including FINRA requirements, designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.

CFTC Oversight. Hilltop Securities and Momentum Independent Network are registered as introducing brokers with the CFTC and NFA. The CFTC also has net capital regulations (CFTC Rule 1.17) that must be satisfied. Our futures business is also regulated by the NFA, a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

Investment Advisory Activity. Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network are registered with, and subject to oversight and inspection by, the SEC as investment advisers under the Investment Advisers Act of 1940, as amended. The investment advisory business of our subsidiaries is subject to significant federal regulation, including with respect to wrap fee programs, the management of client accounts, the safeguarding of client assets, client fees and disclosures, transactions among affiliates and recordkeeping and reporting procedures. Legislation and changes in regulations promulgated by the SEC or changes in the interpretation or enforcement of existing laws and regulations often directly affect the method of operation and profitability of investment advisers. The SEC may conduct administrative and enforcement proceedings that can result in censure, fine, suspension, revocation of registration or expulsion of the investment advisory business of our subsidiaries, our officers or employees.

Volcker Rule. Provisions of the Volcker Rule and the final rules implementing the Volcker Rule also restrict certain activities provided by the Hilltop Broker-Dealers, including proprietary trading and sponsoring or investing in “covered funds.”

Regulation Best Interest (“Regulation BI”) and Form CRS Relationship Summary (“Form CRS”). Beginning June 2020, the “best interest” standard requires a broker-dealer to make recommendations of securities transactions to a retail customer without putting its financial interests ahead of the interests of a retail customer. The SEC Form CRS requires registered investment advisors (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. Regulation BI heightens the standard of care for broker-dealers when making investment recommendations and imposes disclosure and policy and procedural obligations that could impact the compensation our wealth management line of business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Regulation BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA.

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

The final rules concerning mortgage origination and servicing address the following topics:

Ability to Repay. This final rule requires that for residential mortgages, creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans. On December 29, 2020, the CFPB published a final rule creating a new category of “qualified mortgage,” called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements.

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

CARES Act. As part of the response to the COVID-19 pandemic, Congress passed the CARES Act, which among other things, established the ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, FHLMC and FNMA) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming such borrower’s financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account.

Any additional regulatory requirements affecting our mortgage origination operations will result in increased compliance costs and may impact revenue.

Item 1A. Risk Factors.

The following discussion sets forth what management currently believes could be the material regulatory, market and economic, liquidity, legal and business and operational risks and uncertainties that could impact our business, results of operations and financial condition. Other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties we may face, and the order of their respective significance may change. Below is a summary of our risk factors with a more detailed discussion following.

●	The outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.
●	Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.
●	As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, or other parties regarding our originating, processing, or servicing of loans under the PPP, and risks that the SBA may not fund some or all PPP loan guaranties.
●	Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.
●	Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.
●	The financial services industry is characterized by rapid technological change, and if we fail to keep pace, our business may suffer.
●	We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.
●	Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.
●	An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.
●	Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest income or expense.
●	Our mortgage origination is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

●	Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.
●	Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
●	Our bank lending, margin lending, stock lending, securities trading and execution and mortgage purchase businesses are all subject to credit risk.
●	We depend on our computer and communications systems and an interruption in service would negatively affect our business.
●	We are heavily dependent on dividends from our subsidiaries.
●	Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.
●	We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
●	A reduction in our credit rating could adversely affect us or the holders of our securities.
●	The indenture governing the Senior Notes contains, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.
●	We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
●	We may be subject to more stringent capital requirements in the future.
●	Our broker-dealer business is subject to various risks associated with the securities industry.
●	Market fluctuations could adversely impact our broker-dealer business.
●	Our investment advisory business may be affected if our investment products perform poorly.
●	Our existing correspondents may choose to perform their own clearing services or move their clearing business to one of our competitors or exit the business.
●	Several of our broker-dealer segment’s product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers.
●	Our mortgage origination segment is subject to investment risk on loans that it originates.
●	The CFPB has issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.
●	Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.
●	If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.
●	We ultimately may write-off goodwill and other intangible assets resulting from business combinations.
●	The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting policies.
●	We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.
●	We are subject to losses due to fraudulent and negligent acts.
●	Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.
●	We are subject to legal claims and litigation, including potential securities law liabilities, any of which could have a material adverse effect on our business.

Risks Related to our Business

The outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.

The worldwide COVID-19 pandemic has negatively affected the global economy and our business, and we believe that it is likely to continue to do so. Since the beginning of January 2020, the outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects depends on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have to be taken, or future measures, by various governmental authorities in response to the outbreak (such as quarantines, shelter-in-place orders and travel restrictions) and the possible further impacts on the global economy.

We are generally exposed to the credit risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, and this risk may be exacerbated by the macroeconomic effects of COVID-19. We lend to businesses and individuals, including through offering commercial and industrial loans, commercial and residential mortgage loans and other loans generally collateralized by assets. We also incur credit risk through our investments. Our credit risk and credit losses may increase to the extent our loans or investments are to borrowers or issuers who as a group may be uniquely or disproportionately affected by declining economic or market conditions as a result of COVID-19, such as those operating in the travel, lodging, retail, entertainment and energy industries. During 2020, the significant build in the allowance for credit losses at the Bank was primarily due to the market disruption and related economic uncertainties caused by COVID-19. We may incur further unexpected losses, and the deterioration of an individually large exposure due to COVID-19 could lead to additional credit loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income, regulatory capital and liquidity.

The continuation of the adverse economic conditions caused by the pandemic can be expected to have a significant adverse effect on our businesses and results of operations, including:

●	further increases in the allowance for credit losses and possible recognition of credit losses, especially if businesses remain closed or substantially limited in their operating capacity, the unemployment rate remains high, consumer and business confidence remains declined, consumer trends continue to change and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses;
●	possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting client activities or to regulatory actions; and
●	the possibility that significant portions of our workforce are unable to work effectively, including because of illness, quarantines, sheltering-in-place arrangements, government actions or other restrictions related to the pandemic.

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

The extent to which the COVID-19 pandemic negatively affects our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described herein.

Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We maintain allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent an estimate of expected losses over the remaining contractual lives of the loan and debt security portfolios. This estimate is the result of our continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. Generally, our nonperforming loans and other real estate owned (“OREO”) reflect operating difficulties of individual borrowers and weaknesses in the economies of the markets we serve.

Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”, and collectively with the PlainsCapital Merger, FNB Transaction and the SWS Merger, the “Bank Transactions”) as of the applicable acquisition date and write down the recorded value of each such acquired portfolio to the applicable estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of such loans. The allowance for credit losses that had been maintained by PCC, FNB, SWS or BORO, as applicable, prior to their respective transactions, was eliminated in this accounting process.

The estimates of fair value as of the consummation of each of the Bank Transactions were based on economic conditions at such time and on Bank management’s projections concerning both future economic conditions and the ability of the borrowers to continue to repay their loans. If management’s assumptions and projections prove to be incorrect, however, the estimate of fair value may be higher than the actual fair value and we may suffer losses in excess of those estimated. Further, the allowance for credit losses established for new loans may prove to be inadequate to cover actual losses, especially if economic conditions worsen.

While Bank management will endeavor to estimate the allowance to cover anticipated losses over the lives of our loan and debt security portfolios, no underwriting and credit monitoring policies and procedures that we could adopt to address credit risk could provide complete assurance that we will not incur unexpected losses. These losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs based on judgments different from those of Bank management. Any such increase in our provision for (reversal of) credit losses or additional loan charge-offs could have a material adverse effect on our results of operations and financial condition.

As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, or other parties regarding our originating, processing, or servicing of loans under the PPP, and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. The Appropriations PPP Amendments, signed by the President on December 27, 2020, among other things, reauthorize and modify the PPP by appropriating more than $284 billion to the PPP.

Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP which exposes the Company to risks relating to noncompliance with the PPP. For instance, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding our process and procedures used to process applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

In addition, the Bank may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which loans were originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan or the calculation of the maximum PPP loans to which a borrower is entitled, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

In addition, the Company’s participation in the PPP as a lender may adversely affect the Company’s revenue and results of operations depending on the timing and amount of forgiveness, if any, to which borrowers are entitled.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Between December 2016 and December 2018, the Federal Open Market Committee of the Federal Reserve Board raised its target range for short-term interest rates by 200 basis points, and between August 2019 and March 2020, it decreased interest rates by 200 basis points. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Asymmetrical changes in interest rates, such as if short-term rates increase or decrease at a faster rate than long-term rates, can affect the slope of the yield curve. A flatter or inverted yield curve, which occurred at various times throughout 2019, as measured by the difference between 10-year U.S. Treasury bond yields and 3-month yields, could adversely impact the net interest income of our banking segment as the spread between interest-earning assets and interest-bearing liabilities becomes compressed. As a result, a flattening or an inversion of the yield curve is likely to have a negative impact on our net interest income and our net interest margin over time.

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

The deterioration of any of these conditions, as we have experienced with past economic downturns, could adversely affect our consumer and commercial businesses and securities portfolios, our level of loan charge-offs and provision for credit losses, the carrying value of our deferred tax assets, the investment portfolio of our insurance segment, our capital levels and liquidity, our securities underwriting business and our results of operations.

Several factors could pose risks to the financial services industry, including trade wars, restrictions and tariffs; slowing growth in emerging economies; geopolitical matters, including international political unrest, disturbances and conflicts; acts of war and terrorism; pandemics; changes in interest rates; regulatory uncertainty; continued infrastructure deterioration and low oil prices. In addition, the current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

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

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems; or unauthorized disclosure of confidential and non-public information maintained within our systems. We also utilize relationships with third parties to aid in a significant portion of our information systems, communications, data management and transaction processing. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. If our third-party service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk, any of which could have a material adverse effect on our business.

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

We continue to evaluate our cybersecurity program and will consider incorporating new practices as necessary to meet the expectations of regulatory agencies in light of such cybersecurity guidance and regulatory actions and settlements for cybersecurity-related failures and violations by other industry participants. Such procedures include management-level engagement and corporate governance, risk management and assessment, technical controls, incident response planning, vulnerability testing, vendor management, intrusion detection monitoring, patch management and staff training. Even if we implement these procedures, however, we cannot assure you that we will be fully protected from a cybersecurity incident, the occurrence of which could adversely affect our reputation and financial condition.

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

We conduct our banking operations primarily in Texas. At December 31, 2020, substantially all of the real estate loans in our loan portfolio were secured by properties located in our four largest markets within Texas, with 40%, 23%, 15% and 5% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio, Houston/Coastal Bend and Rio Grande Valley/South Texas markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. The Bank has loans extended to businesses that depend on the energy industry including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors. If crude oil prices remain depressed for an extended period or decrease further, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios. Moreover, natural disasters, such as Hurricane Harvey in 2017, may also have an adverse impact on local economic conditions.

In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2020, 18.6% and 10.9% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Also, in our broker-dealer segment, 69% of public finance services net revenues were from entities located in Texas, and 89% of retail brokerage service revenues were generated through locations in Texas, California and Oklahoma. Any regional or local economic downturn that affects Texas or, to a lesser extent, California or Oklahoma, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2020, 38% of the loan portfolio of our banking segment was comprised of loans with commercial or residential real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in commercial or residential real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

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

Our mortgage origination business is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

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

We are exposed to credit risk in all areas of our business. The Bank is exposed to the risk that its loan customers may not repay their loans in accordance with their terms, the collateral securing the loans may be insufficient, or its credit loss reserve may be inadequate to fully compensate the Bank for the outstanding balance of the loan plus the costs to dispose of the collateral. Further, our mortgage warehousing activities subject us to credit risk during the period between funding by the Bank and when the mortgage company sells the loan to a secondary investor.

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

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries. Hilltop conducts limited material business other than activities incidental to holding stock in the Bank and Securities Holdings. As a result, we rely substantially on the profitability of, and dividends from, these subsidiaries to pay our operating expenses and to pay interest on our debt obligations. The Bank and Securities Holdings are subject to significant regulatory restrictions limiting their ability to declare and pay dividends to us. Accordingly, if the Bank and Securities Holdings are unable to make cash distributions to us, then we may be unable to satisfy our operating expense obligations or make interest payments on our debt obligations.

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

The CARES Act was enacted as a part of an on-going legislative response to the COVID-19 virus and provides borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests has resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter 2020, the Company has increased the amount of retained servicing on mortgage loan sales. Starting in the second quarter of 2020, PrimeLending retained servicing on 89% of total mortgage loans sold. The increased size of our MSR portfolio could result in us carrying significant asset balances. This could result in a reduction in our liquidity and cause a reduction in our capital ratios. The combination of these impacts along with other impacts, could cause us to not have sufficient liquidity or capital.

At December 31, 2020, the mortgage origination segment’s MSR asset had a fair value of $144.2 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

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

Following the identification during the fourth quarter of 2019 of a control deficiency that constituted a material weakness in our internal controls and procedures described in our Annual Report on Form 10-K for the year ended December 31, 2019, we initiated remediation measures to address the design and maintenance of effective controls over certain aspects relating to the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, specifically control activities to adequately support the analysis and the impact of such support on the loss measurement. As previously reported, the remediation plan was implemented during the fourth quarter of 2019 and included an enhanced analysis to support the qualitative factors considered in the estimation of the allowance for loan losses as of December 31, 2019. Management believes that such enhanced controls, including new controls implemented as a part of the adoption of CECL on January 1, 2020, have been designed to address the material weakness and were implemented as of March 31, 2020. We consider the material weakness remediated as of December 31, 2020, as the remedial controls have operated for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively. For a more detailed discussion, see Item 9A, “Controls and Procedures” herein.

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

As a result of purchase accounting in connection with acquisitions, our consolidated balance sheet at December 31, 2020, included goodwill of $267.4 million and other intangible assets, net of accumulated amortization, of $20.4 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. If we are unable to successfully manage our business through the challenges and uncertainty created by the COVID-19 pandemic, our business and operating results could be materially adversely affected.

If the COVID-19 pandemic results in a prolonged adverse impact on our operating results, our goodwill and other intangible assets may be at risk of future impairment.

We have goodwill and intangibles balances recorded in connection with acquisition in our banking and broker-dealer segments, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses. Specifically, our banking segment has experienced lower-than-forecasted operating results during the year ended December 31, 2020, due to conditions discussed in detail within the discussion of banking segment that follows. However, we cannot predict the effects that any continued adverse conditions from the pandemic may have on the future impairment of these assets.

Based on the results of our annual quantitative analysis as of October 1, 2020, the fair values of each of our reporting units indicated no impairment of goodwill. Any downward revisions to current year actual and future forecasted operating performance, in conjunction with any changes to long-term growth rates or discount rates, may cause the fair value of the respective reporting unit to decline. If the estimated fair value is less than the carrying value, we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

Our broker-dealer activities also expose us to fraud risks. When acting as an underwriter, our broker-dealer segment may be liable jointly and severally under federal, state and foreign securities laws for false and misleading statements concerning the securities, or the issuer of the securities, that it underwrites. We are sometimes brought into lawsuits in connection with our correspondent clearing business based on actions of our correspondents. In addition, we may act as a fiduciary in other capacities that could expose us to liability under such laws or under common law fiduciary principles.

Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.

Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged. Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding our company, or financial institutions in general, is inherent in our business. Adverse perceptions concerning our reputation could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, such negative perceptions could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance; protection of customer information; cyber attacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; general company performance; or actions taken by government regulators and community organizations in response to such activities or circumstances. Furthermore, our failure to address, or the perception that we have failed to address, these issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations.

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

Subject to the restrictions imposed upon us as a regulated financial holding company, we may also use excess capital to make investments in companies engaged in non-financial activities. These investments could decline in value and are likely to be substantially less liquid than exchange-listed securities, if we are able to sell them at all. If we are required to sell these investments quickly, we may receive significantly less value than if we could otherwise have sold them. Losses on these investments could have an adverse impact on our profitability, results of operations and financial condition.

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

Risks Related to Our Indebtedness

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.

At December 31, 2020, on a consolidated basis, we had total deposits of $11.2 billion and other indebtedness of $1.1 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”), $50 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due 2030 (the “2030 Subordinated Notes”) and $150 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due 2035 (the “2035 Subordinated Notes”). Our significant amount of indebtedness could have important consequences, such as:

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

Subject to the restrictions in the indentures governing the Senior Notes, 2030 Subordinated Notes and 2035 Subordinated Notes (collectively, the “Senior and Subordinated Notes”), we may incur significant additional indebtedness, including secured indebtedness. If new debt is added to our current debt levels, the risks described above could increase.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior and Subordinated Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

●	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
●	our future ability to refinance the Senior and Subordinated Notes, which depends on, among other things, our compliance with the covenants in the indentures governing the Senior and Subordinated Notes.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, including the Senior and Subordinated Notes, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior and Subordinated Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, including our obligations under the Senior and Subordinated Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity and/or negotiate with our lenders and other creditors to restructure the applicable debt in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. The indentures governing the Senior and Subordinated Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

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

The indentures governing the Senior and Subordinated Notes contain, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.

The indentures governing the Senior and Subordinated Notes contain, and any instruments governing future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

●	dispose of, or issue voting stock of, certain subsidiaries; or
●	incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the indentures governing the Senior and Subordinated Notes. Upon a default, holders of the Senior and Subordinated Notes have the ability ultimately to force us into bankruptcy or liquidation, subject to the indentures governing the Senior and Subordinated Notes. In addition, a default under the indentures governing the Senior and Subordinated Notes could trigger a cross default under the agreements governing our existing and future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

Risks Related to our Industry

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

We face strong competition from other financial institutions and financial service companies, which may adversely affect our operations and financial condition.

Our banking segment primarily competes with national, regional and community banks within various markets where the Bank operates. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage and investment banking firms, consumer finance companies, pension trusts and governmental organizations, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in Texas has remained competitive over the past several years, and we expect the level of competition we face to further increase. Competition for deposits and in providing lending products and services to consumers and businesses in our market area is intense and pricing is important. Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

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

Overall, competition among providers of financial products and services continues to increase as technological advances have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including online checking, savings and brokerage accounts, online lending, online insurance underwriters, crowdfunding, digital wallets, and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. This competition could result in the loss of customer deposits and brokerage accounts and lower mortgage originations which could have a material adverse effect on our financial condition and results of operations.

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

Legal and Regulatory Risks

We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the FDIC, the CFPB, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders or other debt holders Likewise, regulations promulgated by the SEC and FINRA are primarily intended to protect the securities markets and customers of broker-dealer businesses rather than stockholders or other debt holders. Further, because the Bank’s total assets were over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank) as of June 30, 2020, along with the continued Federal Reserve consumer supervisory and enforcement, the Bank became subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws, beginning in the second quarter of 2020.

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

The U.S. Congress, state legislatures, and federal and state regulatory agencies frequently revise banking and securities laws, regulations and policies. For example, several aspects of the Dodd-Frank Act have affected our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. Although the EGRRCPA is intended to ease the regulatory burden imposed by the Dodd-Frank Act with respect to company-run stress testing, resolution plans, the Volcker Rule, high volatility commercial real estate exposures, and real estate appraisals, at this time, it remains difficult to predict the full extent to which the Dodd-Frank Act the EGRRCPA, the CARES Act, the AML Act or the resulting rules and regulations will affect our business. Compliance with new laws and regulations has resulted and likely will continue to result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

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

We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. These changes become less predictable, yet more likely to occur, following the transition of power from one presidential administration to another, especially as in 2021, when it involves a change in political party. Any such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

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

In particular, under the Basel III capital framework, we are required to satisfy additional, more stringent, capital adequacy standards than we had in the past. Further, because we had less than $15 billion in assets as of December 31, 2009, we have been allowed to include the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, in Tier 1 capital. However, because Hilltop has grown above $15 billion in assets, if we make an acquisition in the future, the debentures issued to the Trusts may be phased out of Tier 1 and into Tier 2 capital. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. The application of more stringent capital requirements for Hilltop and PlainsCapital could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

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

The CFPB’s “qualified mortgage” rule requires mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The rule describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders are presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria, including the newly created “seasoned qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Any increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2020, no shares of preferred stock were outstanding.

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

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2020, we declared and paid cash dividends of $0.36 per common share.

In January 2020, the Hilltop board of directors authorized a stock repurchase program through January 2021, pursuant to which the Company was authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock. As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, Hilltop’s board of directors suspended its stock repurchase program. During 2020, prior to its suspension, the Company paid $15.2 million to repurchase an aggregate of 720,901 shares of common stock at a weighted average price of $21.13 per share associated with the stock repurchase program. These shares were returned to the pool of authorized but unissued shares of common stock.

On September 23, 2020, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase shares of its common stock for an aggregate cash purchase price of up to $350 million. On November 17, 2020, we completed our tender offer, repurchasing 8,058,947 shares of outstanding common stock at a price of $24.00 per share for a total of $193.4 million excluding fees and expenses. We funded the tender offer with cash on hand.

Based on Hilltop’s ability to maintain strong capital and liquidity to meet the needs of its customers and communities during this exceptional period of economic uncertainty, in January 2021, our board of directors authorized a new stock repurchase program through January 2022, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

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

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC, SIPC or any other government agency. Accordingly, you should be capable of affording the loss of any investment in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

During 2018, we made an investment in land and a mixed-use real estate development in the City of University Park, Texas, which has served as headquarters for both Hilltop and the Bank since February 2020. In addition to our principal office, our various business segments conduct business at various locations. We have options to renew leases at most locations that we do not own.

Banking. At December 31, 2020, our banking segment conducted business at 65 locations throughout Texas, including four support facilities. The Bank leases 37 banking locations, including its principal offices, and owns the remaining 28 banking locations.

Broker-Dealer. At December 31, 2020, our broker-dealer segment conducted business from 51 locations in 19 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination. At December 31, 2020, our mortgage origination segment conducted business from over 290 locations in 45 states. Each of these locations is leased by PrimeLending.

Item 3. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 21 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. At February 16, 2021, there were 82,188,513 shares of our common stock outstanding with 372 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2020, we declared and paid cash dividends of $0.36 per common share. On January 28, 2021, we announced that our board of directors increased our quarterly dividend to $0.12 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Common Stock — There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 23, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	3,428,547
Total	—	$—	3,428,547

*

Represents shares available for future issuance under the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). Shares may become available for awards under the 2020 Plan upon the future forfeiture, expiration, cancellation or settlement in cash of awards outstanding under the Hilltop Holdings Inc. 2012 Equity Incentive Plan.

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2020	—	$—	—	$59,750,234
November 1 - November 30, 2020	8,058,947	24.00	8,058,947	59,750,234
December 1 - December 31, 2020	—	—	—	59,750,234
Total	8,058,947	$24.00	8,058,947

(1)	On January 30, 2020, we announced that our board of directors authorized a stock repurchase program under which we could repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2021, which was inclusive of repurchases to offset dilution related to grants of stock-based compensation. As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, Hilltop’s board of directors suspended the stock repurchase program. Additionally, on September 23, 2020, we announced the Company would purchase shares of our common stock up to $350 million, through a modified “Dutch auction” tender offer. On November 17, 2020, we completed our tender offer, repurchasing 8,058,947 shares of outstanding common stock at a price of $24.00 per share for a total of $193.4 million excluding fees and expenses. The number of shares eligible for purchase under the tender offer was indeterminable and therefore is not included in this column. In January 2021, our board of directors authorized a new stock repurchase program through January 2022, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. With the adoption of the new stock repurchase plan in January 2021, the stock repurchase plan authorized in January 2020 expired.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2020 and 2019 and our consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 have been derived from our historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. The insurance segment’s operating results and assets and liabilities that were sold on June 30, 2020 are presented as discontinued operations for all periods presented in the following table. The operations acquired in the BORO Acquisition are included in our operating results beginning August 1, 2018 (dollars in thousands, except per share data and weighted average shares outstanding).

	2020	2019	2018	2017	2016
Statement of Operations Data:
Total interest income	$546,495	$610,696	$574,623	$502,329	$450,502
Total interest expense	122,329	171,717	141,324	83,442	56,135
Net interest income	424,166	438,979	433,299	418,887	394,367
Provision for credit losses	96,491	7,206	5,088	14,271	40,620
Net interest income after provision for credit losses	327,675	431,773	428,211	404,616	353,747
Total noninterest income	1,690,480	1,062,817	880,130	1,053,594	1,122,396
Total noninterest expense	1,453,803	1,211,889	1,153,328	1,210,901	1,265,870
Income from continuing operations before income taxes	564,352	282,701	155,013	247,309	210,273
Income tax expense	133,071	63,714	34,227	113,189	76,004
Income from continuing operations before income taxes	431,281	218,987	120,786	134,120	134,269
Income (loss) from discontinued operations, net of income taxes	38,396	13,990	4,941	(976)	13,675
Net Income	469,677	232,977	125,727	133,144	147,944
Less: Net income attributable to noncontrolling interest	21,841	7,686	4,286	600	2,050
Income applicable to Hilltop common stockholders	$447,836	$225,291	$121,441	$132,544	$145,894

Per Share Data:
Earnings per common share from continuing operations- basic	$4.59	$2.29	$1.23	$1.37	$1.34
Earnings (losses) per common share from discontinued operations- basic	0.43	0.15	0.05	(0.01)	0.14
Net income	$5.02	$2.44	$1.28	$1.36	$1.48
Weighted average shares outstanding - basic	89,280	92,345	94,969	97,137	98,404
Earnings per common share from continuing operations- diluted	$4.58	$2.29	$1.23	$1.37	$1.34
Earnings (losses) per common share from discontinued operations- diluted	0.43	0.15	0.05	(0.01)	0.14
Net income	$5.01	$2.44	$1.28	$1.36	$1.48
Weighted average shares outstanding - diluted	89,304	92,394	95,067	97,353	98,629
Book value per common share	$28.28	$23.20	$20.83	$19.92	$18.98
Tangible book value per common share	$24.77	$19.65	$17.31	$16.92	$15.97
Cash dividends declared per common share	$0.36	$0.32	$0.28	$0.24	$0.06
Dividend payout ratio (1)	7.18%	13.12%	21.90%	17.59%	4.05%

Balance Sheet Data:
Total assets of continuing operations	$16,944,264	$14,924,019	$13,430,059	$13,074,147	$12,409,086
Cash and due from banks	1,062,560	433,626	598,999	423,726	546,807
Securities	2,468,544	1,987,561	1,871,660	1,717,236	1,093,850
Loans held for sale	2,788,386	2,106,361	1,393,246	1,715,357	1,795,463
Loans held for investment, net of unearned income	7,693,141	7,381,400	6,930,458	6,455,798	6,099,626
Allowance for credit losses	(149,044)	(61,136)	(59,486)	(63,686)	(54,599)
Goodwill and other intangible assets, net	287,811	294,113	305,452	284,067	272,515
Total deposits	11,242,319	9,032,214	8,536,156	7,978,119	7,063,811
Notes payable	381,987	256,269	228,872	208,809	317,912
Junior subordinated debentures	67,012	67,012	67,012	67,012	67,012
Total stockholders’ equity	2,350,647	2,128,796	1,973,893	1,914,807	1,874,520
Total assets of discontinued operations	—	248,429	253,513	291,639	328,976

	2020	2019	2018	2017	2016
Performance Ratios (2)(3):
Return on average stockholders’ equity (4)	20.03%	11.18%	6.33%	7.00%	8.13%
Return on average assets (4)	2.88%	1.66%	0.93%	1.03%	1.21%
Net interest margin (5)	2.85%	3.48%	3.55%	3.61%	3.68%
Net interest margin (taxable equivalent) (6)	2.85%	3.48%	3.56%	3.63%	3.71%

Asset Quality Ratios (2)(3):
Total nonperforming assets to total loans and other real estate	0.96%	0.73%	0.89%	1.33%	1.39%
Allowance for credit losses to nonperforming loans	186.46%	169.28%	175.22%	139.58%	193.05%
Allowance for credit losses to total loans	1.94%	0.83%	0.86%	0.99%	0.90%
Net charge-offs to average loans outstanding	0.28%	0.08%	0.14%	0.08%	0.57%

Capital Ratios (3):
Equity to assets ratio	13.72%	13.86%	14.25%	14.31%	14.68%
Tangible common equity to tangible assets	12.22%	12.00%	12.13%	12.42%	12.65%

Regulatory Capital Ratios (3):
Hilltop - Leverage ratio	12.64%	12.71%	12.53%	12.94%	13.51%
Hilltop - Common equity Tier 1 risk-based capital ratio	18.97%	16.70%	16.58%	17.71%	18.30%
Hilltop - Tier 1 risk-based capital ratio	19.57%	17.13%	17.04%	18.24%	18.87%
Hilltop - Total risk-based capital ratio	22.34%	17.55%	17.47%	18.78%	19.34%
PlainsCapital - Leverage ratio	10.44%	11.61%	12.47%	12.32%	12.35%
PlainsCapital - Common equity Tier 1 risk-based capital ratio	14.40%	13.45%	13.90%	14.47%	14.64%
PlainsCapital - Tier 1 risk-based capital ratio	14.40%	13.45%	13.90%	14.47%	14.64%
PlainsCapital - Total risk-based capital ratio	15.27%	14.13%	14.63%	15.29%	15.38%

Other Data:
Banking Segment:
Efficiency ratio (7)	53.78%	54.99%	61.93%	58.24%	58.87%
Return on average assets (4)	0.63%	1.36%	1.23%	0.85%	0.94%
Net interest margin (5)	3.31%	4.00%	4.23%	4.31%	4.65%
Net interest margin (taxable equivalent) (6)	3.31%	4.01%	4.24%	4.33%	4.68%
Broker-Dealer Segment:
Net revenue (8)	$531,267	$455,719	$352,592	$412,156	$416,938
Compensation as a % of net revenue	58.7%	58.7%	62.0%	60.8%	60.6%
Mortgage Origination Segment:
Mortgage loan originations volume - Home purchases	$13,413,545	$11,718,772	$11,798,804	$11,974,571	$11,276,378
Mortgage loan originations volume - Refinancings	9,556,649	3,860,665	1,893,680	2,483,342	4,183,835
Mortgage loan originations volume - Total	22,970,194	15,579,437	13,692,484	14,457,913	15,460,213
Mortgage loan sales volume - Total	22,514,170	14,591,727	13,735,885	14,454,260	15,155,340
(1)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(2)	Noted measures are typically used for measuring the performance of banking and financial institutions.
(3)	Ratios and financial data presented on a consolidated basis and includes discontinued operations and those assets and liabilities classified as discontinued.
(4)	Noted measures during 2017 include estimated non-cash, non-recurring charges to Hilltop consolidated and banking segment results of $28.4 million and $25.7 million, respectively, primarily attributable to the revaluation of deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“the Tax Legislation”). Deferred tax asset amounts recorded in December 2017 following enactment of the Tax Legislation were final as of September 30, 2018.
(5)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(6)	Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on a 21% federal income tax rate for 2020, 2019 and 2018 periods presented and 35% federal income tax rate for 2017 and 2016 periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments. For the periods presented, the taxable equivalent adjustments to interest income for Hilltop consolidated were $1.2 million, $0.6 million, $0.9 million, $2.2 million and $2.4 million, respectively, and for the banking segment were $0.8 million, $0.6 million, $0.8 million, $1.6 million and $1.5 million, respectively.
(7)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(8)	Net revenue is defined as the sum of total broker-dealer net interest income plus total broker-dealer noninterest income.

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

	December 31,
	2020	2019	2018	2017	2016

Book value per common share	$28.28	$23.20	$20.83	$19.92	$18.98
Effect of goodwill and intangible assets per share	(3.51)	(3.55)	(3.52)	(3.00)	(3.01)
Tangible book value per common share	$24.77	$19.65	$17.31	$16.92	$15.97

Hilltop stockholders’ equity	$2,323,939	$2,103,039	$1,949,470	$1,912,081	$1,870,509
Less: goodwill and intangible assets, net	287,811	321,590	329,440	288,240	296,503
Tangible common equity	$2,036,128	$1,781,449	$1,620,030	$1,623,841	$1,574,006

Total assets	$16,944,264	$15,172,448	$13,683,572	$13,365,786	$12,738,062
Less: goodwill and intangible assets, net	287,811	321,590	329,440	288,240	296,503
Tangible assets	$16,656,453	$14,850,858	$13,354,132	$13,077,546	$12,441,559

Equity to assets	13.72%	13.86%	14.25%	14.31%	14.68%
Tangible common equity to tangible assets	12.22%	12.00%	12.13%	12.42%	12.65%

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “Momentum Independent Network” refer to Momentum Independent Network Inc., formerly Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings), Hilltop Securities and Momentum Independent Network are collectively referred to as the “Hilltop Broker-Dealers,” references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (formerly a wholly owned subsidiary of Hilltop) and its wholly owned subsidiaries.

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

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our former insurance segment, for cash proceeds of $154.1 million. During 2020, Hilltop recognized an aggregate gain associated with this transaction of $36.8 million, net of $5.1 million in transaction costs and was subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also entered into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. As a result, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements, and we no longer have an insurance segment. Unless otherwise noted, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “consolidated” refers to our consolidated financial position and consolidated results of operations, including discontinued operations and assets and liabilities of the discontinued operations.

During 2020, our income from continuing operations to common stockholders was $409.4 million, or $4.58 per diluted share. We declared and paid total common dividends of $0.36 per share, or $32.5 million, during 2020, which resulted in a dividend payout ratio of 7.18%. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share. We also paid an aggregate of $208.7 million to repurchase shares of our common stock during 2020, including shares purchased in the tender offer completed in November 2020.

We reported $564.4 million of income from continuing operations before income taxes during 2020, including the following contributions from our reportable business segments.

●	The banking segment contributed $103.5 million of income before income taxes during 2020;
●	The broker-dealer segment contributed $115.6 million of income before income taxes during 2020; and
●	The mortgage origination segment contributed $408.0 million of income before income taxes during 2020.

Our insurance segment, the results of which have been presented within discontinued operations in the consolidated financial statements, contributed $2.1 million of income before income taxes during 2020.

At December 31, 2020, on a consolidated basis, we had total assets of $16.9 billion, total deposits of $11.2 billion, total loans, including loans held for sale, of $10.3 billion and stockholders’ equity of $2.4 billion.

On January 28, 2021, our board of directors declared a quarterly cash dividend of $0.12 per common share, payable on February 26, 2021 to all common stockholders of record as of the close of business on February 15, 2021.

Recent Developments

COVID-19

COVID-19 has spread globally, including to every state in the United States, and has resulted in the WHO declaring COVID-19 to be a global pandemic. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. The U.S. federal government issued social distancing guidelines as a measure to reduce the escalation of the spread of COVID-19 in the United States. A majority of states and certain U.S. territories, including the District of Columbia, issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. Many of these businesses reopened but may be operating at limited capacity levels. We are following guidelines established by the Centers for Disease Control and WHO and orders issued by the state and local governments where we operate. We have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, banking by appointment, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. On March 23, 2020, most of our employees began working remotely, with only certain operationally critical employees working on site at our principal business headquarters and business segment locations. In early September 2020, a majority of our employees began the process of returning to their respective office locations based on rotational team schedules to better ensure that appropriate social distancing measures are available. However, in November 2020, given the escalation of COVID-19 cases, most of our employees returned to working remotely, with only certain operationally critical employees working on site at our principal business headquarters and business segment locations. We are monitoring and assessing the impact of the COVID-19 pandemic on a daily basis to ensure that we continue to adhere to guidelines and orders issued by federal, state and local governments.

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

The Federal Open Market Committee (“FOMC”) reduced the target range for short-term rates by 150 basis points to a range of 0% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels. Given our exposure to the mortgage market, this precipitous decline in rates resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To improve our already strong liquidity position, we raised brokered and other wholesale funding to support the enhanced mortgage activity. To meet increased liquidity demands, we raised brokered deposits that totaled $731 million at December 31, 2020, down from $1.4 billion at June 30, 2020. Further, beginning in March 2020, an additional $200 million of deposits was swept from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion at June 30, 2020. During the third and fourth quarters of 2020, given the continued strong cash and liquidity levels at the

Bank, the total funds swept from Hilltop Securities into the Bank was reduced further to approximately $700 million as of December 31, 2020.

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

Asset Valuation

At each reporting date between annual impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit and other intangible assets were less than their respective carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. Specifically, our banking segment experienced lower-than-forecasted operating results during 2020, due to conditions discussed in detail within the discussion of banking segment results that follows.

Given the potential impacts as a result of COVID-19, actual results may differ materially from our current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than currently anticipated. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the annual assessment, the Company determined that as of October 1, 2020 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values.

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

Loan Portfolio

In response to the COVID-19 pandemic, the CARES Act was passed in March 2020, which among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a troubled debt restructuring (“TDR”). Starting in March, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. The Bank’s actions originally included approval of approximately $968 million in COVID-19 related loan modifications as of June 30, 2020.

As noted in the table below, during the third and fourth quarters of 2020, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $75 million of new COVID-19 related loan modifications since June 30, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $240 million as of December 31, 2020, of which approximately $90 million had received an additional deferral. COVID-19 related loan modifications of approximately $714 million have returned to agreed-upon contractual terms and had made at least one required principal and/or interest payment since the end of their initial deferral period. Such loans represent elevated risk, therefore management continues to monitor these loans. The extent to which these measures will impact the Bank is uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

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

							Allowance for	Allowance for
		Active					Credit Losses	Credit Losses
	Active	90 Day			Classified	Allowance	as a % of	as a % of
	90 Day	Interest and	Total		and	for	Total	Classified
	Principal	Principal	Active Modifications		Criticized	Credit	Active	and Criticized
December 31, 2020	Deferrals	Deferrals	($)	(#)	Loans	Losses	Modifications	Loans
Hotel	$104,978	$27,251	$132,229	17	$104,978	$19,851	15.0%	18.9%
Restaurants	72,930	—	72,930	12	72,930	14,537	19.9%	19.9%
Transportation & Warehousing	8,312	—	8,312	12	8,312	1,276	15.4%	15.4%
1-4 Family Residential	—	7,727	7,727	73	5,692	225	2.9%	3.9%
Retail	—	6,625	6,625	1	—	76	1.1%	—%
Real Estate & Rental & Leasing	2,139	889	3,028	2	889	457	15.1%	51.4%
All Other	9,353	—	9,353	8	9,353	5,074	54.3%	54.3%
	$197,712	$42,491	$240,203	125	$202,154	$41,496	17.3%	20.5%

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

	Loans Held for Investment Balances
						Allowance For Credit Losses as
	Total			Classified	Allowance	a Percentage of
	Loans Held	Unfunded	Total	and Criticized	For Credit	Total Loans Held	Classified and
December 31, 2020	For Investment	Commitments	Commitments	Loans	Losses	For Investment	Criticized Loans
Exploration / Production	$9,700	$7,460	$17,160	$—	$2,095	21.6%	—%
Midstream	12,075	2,500	14,575	4,031	12	0.1%	0.3%
Services	28,511	8,460	36,971	7,175	1,320	4.6%	18.4%
Other	29,051	21,172	50,223	3,000	104	0.4%	3.5%
	$79,337	$39,592	$118,929	$14,206	$3,531	4.5%	24.9%

As noted above, the Bank’s actions during the second quarter of 2020 also included supporting our impacted banking clients through the PPP effort. These efforts included approval and funding of over 2,800 PPP loans ranging from approximately $1 thousand to $8.4 million, with approximately $487 million remaining outstanding at December 31, 2020. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. Through February 12, 2021, the SBA had approved approximately 1,500 PPP forgiveness applications totaling approximately $294 million, with PPP loans of approximately $171 million pending SBA review and approval. In addition, given recent updates from the SBA regarding the second round of the PPP effort, the Bank is accepting new applications from impacted banking clients. Through February 12, 2021, these efforts have included review of approximately $193 million in second round PPP loan application submissions, of which approximately $127 million have been approved.

Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses given the economic uncertainties associated with COVID-19.

Outlook for 2021

The spread of COVID-19 has had, and is expected to continue to have, adverse effects on our business and operations. The broader adverse implications of COVID-19 on the operations and overall financial performance of our clients is uncertain due to the currently unknowable duration and severity of the COVID-19 pandemic. The extent of the impact of COVID-19 on our operational and financial performance in 2021 is likewise currently uncertain and will depend on certain developments, including, among others, the ultimate impact of COVID-19 on our customers and clients, potential further disruption and deterioration in the global economy and the financial services industry, including the mortgage servicing and commercial paper markets, and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic, all of which are uncertain.

See “Item 1A. Risk Factors” for additional discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Tender Offer

On September 23, 2020, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $350 million. On November 17, 2020, we completed our tender offer, repurchasing 8,058,947 shares of outstanding common stock at a price of $24.00 per share for a total of $193.4 million excluding fees and expenses. We funded the tender offer with cash on hand.

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

Factors Affecting Results of Operations

As a financial institution providing products and services through our banking, broker-dealer and mortgage origination segments, we are directly affected by general economic and market conditions, many of which are beyond our control and unpredictable. A key factor impacting our results of operations includes changes in the level of interest rates in addition to twists in the shape of the yield curve with the magnitude and direction of the impact varying across the different lines of business. Other factors impacting our results of operations include, but are not limited to, fluctuations in volume and price levels of securities, inflation, political events, investor confidence, investor participation levels, legal, regulatory, and compliance requirements and competition. All of these factors have the potential to impact our financial position, operating results and liquidity. In addition, the recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially change the regulation of the financial services industry and may significantly impact us.

Factors Affecting Comparability of Results of Operations

Changes in Management and Efficiency Initiative-Related Charges

In 2019, we successfully completed several leadership transitions through effective succession planning. During 2019, the broker-dealer segment’s results reflected aggregate pre-tax charges of $2.2 million within employees’ compensation and benefits noninterest expenses, all of which were recognized in the first quarter of 2019, related to the resignation of Hill A. Feinberg as President and Chief Executive Officer of Hilltop Securities and the appointment of his successor, M. Bradley Winges. Also, corporate recognized a pre-tax charge of $5.8 million within employees’ compensation and benefits noninterest expenses in the first quarter of 2019 related to the retirement of Alan B. White, our former Vice Chairman and Co-Chief Executive Officer. Lastly, the mortgage origination segment recognized a pre-tax charge of $1.25 million within employees’ compensation and benefits noninterest expenses in the fourth quarter of 2019 related to the resignation of Todd Salmans as Chief Executive Officer of PrimeLending and the appointment of his successor, Steve Thompson. These management changes and the related impact on our results of operations are collectively referred to as the “Leadership Changes.” For additional information regarding the Leadership Changes, refer to the section captioned “Factors Affecting the Current Year — Changes in Management and Efficiency Initiative-Related Changes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

In addition to the costs associated with the Leadership Changes, during 2019, corporate and the broker-dealer segment recognized $1.0 million and $0.7 million, respectively, in efficiency initiative-related charges resulting in aggregated charges of $1.7 million.

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improve operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement within our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. Costs incurred related to these Core System Improvements and the consolidation of common back office functions represents a significant portion of our noninterest expenses throughout 2020, and we believe this trend will continue into 2021, but we are making such investments with the expectation that they will result in cost savings over the long term. Beginning in the second quarter of 2019, the mortgage origination segment began the implementation of a new mortgage loan origination system. The transition from the previous mortgage loan origination system was completed during the fourth quarter of 2020. During the second quarter of 2020, we implemented the core system replacement within our broker-dealer segment. This was a highly complex endeavor and the broker-dealer segment continues to work with the technology vendors, clients and internal stakeholders. Additionally, through the third quarter of 2020, we made significant progress in our transition to a single, enterprise-wide general ledger solution by replacing legacy ledgers at our banking and mortgage origination segments, as well as corporate.

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

ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. However, in November 2020, Intercontinental Exchange announced that ICE Benchmark Administration Limited (“IBA”) will consult on its intention to cease the publication of the one-week and two-month settings of United States Dollar (“USD”) LIBOR immediately after December 31, 2021, and cease publishing remaining USD LIBOR settings on June 30, 2023, providing time for many legacy LIBOR-referencing contracts to mature.

We have made an assessment of areas across the organization that will be affected by the migration away from LIBOR. We have assembled individuals from across the organization and established a governance process as part of a coordinated effort to prepare for the cessation of LIBOR. During the third quarter of 2020, PrimeLending began originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise guidelines. In addition, the Bank’s management team is currently working with its commercial relationships who have LIBOR-based contracts maturing after 2021 to amend terms and establish an alternative benchmark rate. We are also continuing work on an enterprise-wide contract model and software review to better evaluate both the impacts of the LIBOR phase-out and transition requirements. As a result of this ongoing effort, we may incur significant expenses in effecting the transition, including, but not limited to, changes to our agreements and our agreements with customers that do not contemplate LIBOR being unavailable, as well as changes to systems and processes.

Company Background

In January 2007, we acquired NLC, a property and casualty insurance holding company. As a result, our subsequent primary operations through November 2012 were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through NLC’s wholly owned insurance subsidiaries. As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC.

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

On September 13, 2013 (the “Bank Closing Date”), the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based FNB from the FDIC, as receiver, and reopened former branches of FNB acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB

Transaction”). Pursuant to the Purchase and Assumption Agreement by and among the FDIC as receiver for FNB, the FDIC and the Bank (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain loans and real estate acquired through foreclosure (“OREO”) that the Bank acquired in the FNB Transaction. The loss-share agreements with the FDIC were terminated in the fourth quarter of 2018.

On January 1, 2015, we acquired SWS in a stock and cash transaction (the “SWS Merger”), whereby SWS’s broker-dealer subsidiaries became subsidiaries of Securities Holdings and SWS’s banking subsidiary, Southwest Securities, FSB, was merged into the Bank. On October 5, 2015, Southwest Securities, Inc. was renamed “Hilltop Securities Inc.”

On August 1, 2018, we acquired privately-held, Houston-based BORO in an all-cash transaction (“BORO Acquisition”). In connection with the BORO Acquisition, we merged BORO into the Bank, and all customer accounts were converted to the PlainsCapital Bank platform.

Segment Information

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements, and we no longer have an insurance segment. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

Following the above noted sale of NLC, we have two primary business units within continuing operations, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under accounting principles generally accepted in the United States (“GAAP”), our continuing operations business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer and mortgage origination segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking and broker-dealer segments.

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

The broker-dealer segment includes the operations of Securities Holdings, which operates through its wholly owned subsidiaries Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”). Momentum Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

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

The following table presents certain information about the continuing operating results of our reportable segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Year Ended December 31,			Variance 2020 vs 2019		Variance 2019 vs 2018
	2020	2019	2018	Amount	Percent	Amount	Percent
Net interest income (expense):
Banking	$390,871	$379,258	$370,732	$11,613	3%	$8,526	2%
Broker-Dealer	39,912	51,308	50,878	(11,396)	(22)%	430	1%
Mortgage Origination	(10,489)	(6,273)	1,485	(4,216)	(67)%	(7,758)	(522)%
Corporate	(14,192)	(5,541)	(9,176)	(8,651)	(156)%	3,635	40%
All Other and Eliminations	18,064	20,227	19,380	(2,163)	(11)%	847	4%
Hilltop Continuing Operations	$424,166	$438,979	$433,299	$(14,813)	(3)%	$5,680	1%

Provision for (reversal of) credit losses:
Banking	$96,326	$7,280	$5,319	$89,046	NM	$1,961	37%
Broker-Dealer	165	(74)	(231)	239	NM	157	68%
Mortgage Origination	—	—	—	—	—	-	-%
Corporate	—	—	—	—	—	-	-%
All Other and Eliminations	—	—	—	—	—	-	-%
Hilltop Continuing Operations	$96,491	$7,206	$5,088	$89,285	NM	$2,118	42%

Noninterest income:
Banking	$41,376	$41,753	$43,588	$(377)	(1)%	$(1,835)	(4)%
Broker-Dealer	491,355	404,411	301,714	86,944	21%	102,697	34%
Mortgage Origination	1,172,450	634,992	551,860	537,458	85%	83,132	15%
Corporate	3,945	2,104	4,798	1,841	88%	(2,694)	(56)%
All Other and Eliminations	(18,646)	(20,443)	(21,830)	1,797	9%	1,387	6%
Hilltop Continuing Operations	$1,690,480	$1,062,817	$880,130	$627,663	59%	$182,687	21%

Noninterest expense:
Banking	$232,447	$231,524	$256,577	$923	0%	$(25,053)	(10)%
Broker-Dealer	415,463	366,031	320,241	49,432	14%	45,790	14%
Mortgage Origination	753,917	563,998	540,474	189,919	34%	23,524	4%
Corporate	53,040	50,968	36,628	2,072	4%	14,340	39%
All Other and Eliminations	(1,064)	(632)	(592)	(432)	(68)%	(40)	(7)%
Hilltop Continuing Operations	$1,453,803	$1,211,889	$1,153,328	$241,914	20%	$58,561	5%

Income (loss) from continuing operations before taxes:
Banking	$103,474	$182,207	$152,424	$(78,733)	(43)%	$29,783	20%
Broker-Dealer	115,639	89,762	32,582	25,877	29%	57,180	175%
Mortgage Origination	408,044	64,721	12,871	343,323	530%	51,850	403%
Corporate	(63,287)	(54,405)	(41,006)	(8,882)	(16)%	(13,399)	(33)%
All Other and Eliminations	482	416	(1,858)	66	16%	2,274	122%
Hilltop Continuing Operations	$564,352	$282,701	$155,013	$281,651	100%	$127,688	82%

NMNot meaningful

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $424.2 million in net interest income during 2020, compared with net interest income of $439.0 million and $433.3 million during 2019 and 2018, respectively. Changes in net interest income during 2020, compared with 2019, primarily included increases within our banking segment, partially offset by decreases in our broker-dealer, mortgage origination and corporate segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $274.0 million, $241.5 million and $241.0 million in securities brokerage commissions and fees and investment advisory fees and commissions, and $203.1 million, $150.0 million and $47.8 million in gains from derivative and trading portfolio activities (included within other noninterest income) during 2020, 2019 and 2018, respectively.
(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2020, 2019 and 2018, we generated $1.2 billion, $634.9 million and $548.7 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $1.7 billion, $1.1 billion and $0.9 billion in noninterest income during 2020, 2019 and 2018, respectively. The increase in noninterest income during 2020, compared with 2019, was predominantly attributable to increases of $537.9 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment and $53.0 million in gains from derivative and trading portfolio activities within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during 2020 was $409.4 million, or $4.58 per diluted share, compared with $211.3 million, or $2.29 per diluted share, during 2019, and $116.5 million, or $1.23 per diluted share, during 2018. Hilltop’s financial results from continuing operations during 2020 reflect both a significant increase in mortgage origination segment net gains from sales of loans and other mortgage production income and a significant build in the allowance for credit losses associated with the deterioration of the economic outlook attributable to the market disruption and economic uncertainties caused by COVID-19. Results during 2019 included the costs incurred associated with the significant Leadership Changes and other efficiency initiative-related charges which, in the aggregate, totaled $11.0 million before income taxes.

Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $447.8 million, or $5.01 per diluted share, during 2020, compared to $225.3 million, or $2.44 per diluted share, during 2019, and $121.4 million, or $1.28 per diluted share, during 2018.

Certain items included in net income during 2020, 2019 and 2018 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before income taxes during 2020, 2019 and 2018 included net accretion on earning assets and liabilities of $18.9 million, $28.5 million and $37.6 million, respectively, and amortization of identifiable intangibles of $6.3 million, $7.6 million and $8.0 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Year Ended December 31,
	2020	2019	2018
Return on average stockholders' equity (1)	20.03%	11.18%	6.33%
Return on average assets (2)	2.88%	1.66%	0.93%
Net interest margin (3) (4)	2.85%	3.48%	3.55%
Leverage ratio (5) (end of period)	12.64%	12.71%	12.53%
Common equity Tier 1 risk-based capital ratio (6) (end of period)	18.97%	16.70%	16.58%
(1)	Return on average stockholders’ equity ratio is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets ratio is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering net interest margin by 25 basis points, 40 basis points and 42 basis points during 2020, 2019 and 2018, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

We present net interest margin and net interest income below on a taxable-equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% for all periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During 2020, 2019 and 2018, purchase accounting contributed 14, 25 and 34 basis points to our consolidated taxable equivalent net interest margin of 2.85%, 3.48% and 3.56%, respectively. The purchase accounting activity is primarily related to the accretion of discount of loans which totaled $18.8 million, $28.7 million and $39.1 million during 2020, 2019 and 2018, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2020			2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,306,203	$74,467	3.23%	$1,501,154	$64,830	4.32%	$1,472,772	$68,536	4.65%
Loans held for investment, gross (1)	7,618,723	358,844	4.71%	7,088,208	395,641	5.58%	6,601,453	368,189	5.58%
Investment securities - taxable	1,897,859	49,936	2.63%	1,803,622	61,983	3.44%	1,680,976	50,860	3.03%
Investment securities - non-taxable (2)	231,824	7,918	3.42%	233,713	6,803	2.91%	247,651	7,752	3.13%
Federal funds sold and securities purchased under agreements to resell	90,961	138	0.15%	63,598	1,236	1.94%	189,183	2,831	1.50%
Interest-bearing deposits in other financial institutions	1,257,902	3,165	0.25%	371,312	8,469	2.28%	459,628	8,683	1.89%
Securities borrowed	1,435,572	51,360	3.58%	1,550,322	69,582	4.49%	1,542,539	66,914	4.34%
Other	59,412	3,687	6.21%	75,298	6,869	9.12%	74,684	6,535	8.75%
Interest-earning assets, gross (2)	14,898,456	549,515	3.69%	12,687,227	615,413	4.85%	12,268,886	580,300	4.73%
Allowance for credit losses	(122,148)			(57,690)			(62,681)
Interest-earning assets, net	14,776,308			12,629,537			12,206,205
Noninterest-earning assets	1,537,269			1,397,420			1,288,718
Total assets	$16,313,577			$14,026,957			$13,494,923

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,397,121	$47,040	0.64%	$5,916,491	$71,509	1.21%	$5,568,473	$46,002	0.83%
Securities loaned	1,336,873	42,817	3.20%	1,423,847	60,086	4.22%	1,395,947	56,733	4.06%
Notes payable and other borrowings	1,222,044	33,249	2.72%	1,398,559	41,928	3.00%	1,477,966	40,369	2.73%
Total interest-bearing liabilities	9,956,038	123,106	1.24%	8,738,897	173,523	1.99%	8,442,386	143,104	1.70%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,304,475			2,635,924			2,504,599
Other liabilities	791,002			614,164			617,227
Total liabilities	14,051,515			11,988,985			11,564,212
Stockholders’ equity	2,235,690			2,014,535			1,919,940
Noncontrolling interest	26,372			23,437			10,771
Total liabilities and stockholders' equity	$16,313,577			$14,026,957			$13,494,923

Net interest income (2)		$426,409			$441,890			$437,196
Net interest spread (2)			2.45%			2.86%			3.03%
Net interest margin (2)			2.85%			3.48%			3.56%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on a 21% federal income tax rate for all periods presented. The adjustment to interest income was $1.2 million, $0.6 million and $0.9 million during 2020, 2019 and 2018, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries (operating segments) by the banking segment, are eliminated from the consolidated financial statements. Our consolidated net interest margin during 2020 was also negatively impacted by certain actions taken by management to strengthen our available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution as the pandemic created significant uncertainty in the banking and capital markets.

Net interest income from continuing operations decreased during 2020, compared with 2019, primarily due to decreases in interest earned on loans held for investment, interest incurred beginning in May 2020 related to the new Subordinated Notes at corporate and decreases in net interest income from our stock lending business, customer margin loans and other customer activities within the broker-dealer segment. The increase in net interest income during 2019, compared with 2018, was primarily related to changes attributable to both volumes and yields within our banking segment, partially offset by a decrease in accretion of discount on loans within the banking segment and declining net yields on mortgage loans held for sale within our mortgage origination segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During 2020, the provision for credit losses was significantly impacted by the banking segment’s build in reserves associated with the increase in the expected lifetime credit losses under the Current Expected Credit Losses (“CECL”) methodology on both individually evaluated loans and collectively evaluated loans within the portfolio attributable to the market disruption and related economic uncertainties caused by COVID-19 during 2020. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses. During 2019, the provision for (reversal of) credit losses was impacted by the banking segment’s release during the first quarter of 2019 of a $2.0 million reserve associated with previously estimated hurricane loss exposures due to improved customer performance.

Noninterest income from continuing operations increased during 2020, compared with 2019, primarily due to increases in total mortgage loan sales volume and changes in net fair value and related derivative activity within our mortgage origination segment, as well as increases in fixed income services, public finance services and structured finance net revenues with our broker-dealer segment. The increase in noninterest income from continuing operations during 2019, compared with 2018, was primarily due to increases in noninterest income within our mortgage origination and broker-dealer segments.

Noninterest expense from continuing operations increased during 2020, compared with 2019, primarily due to increases in variable compensation and segment operating costs associated with the increased mortgage loan originations within our mortgage origination segment and increases in variable compensation within our broker-dealer segment. Noninterest expense increased during 2019, compared with 2018, primarily due to increases in noninterest expense within our broker-dealer and mortgage origination segments as well as corporate, partially offset by a decrease within our banking segment.

Effective income tax rates from continuing operations were 23.6%, 22.5% and 22.1% for 2020, 2019 and 2018, respectively. The increase in the effective tax rate during 2020 was primarily attributable to the percentage of income at subsidiaries with higher state effective tax rates, while the effective tax rates for 2019 and 2018 approximated statutory rates and includes the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

Segment Results from Continuing Operations

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Year Ended December 31,			Variance
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net interest income	$390,871	$379,258	$370,732	$11,613	$8,526
Provision for credit losses	96,326	7,280	5,319	89,046	1,961
Noninterest income	41,376	41,753	43,588	(377)	(1,835)
Noninterest expense	232,447	231,524	256,577	923	(25,053)
Income before income taxes	$103,474	$182,207	$152,424	$(78,733)	$29,783

The decline in income before income taxes during 2020, compared with 2019, was primarily due to the significant increase in the provision for credit losses associated with the adoption of CECL and the market disruption caused by COVID-19 during 2020. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Year Ended December 31,
	2020	2019	2018
Efficiency ratio (1)	53.78%	54.99%	61.93%
Return on average assets (2)	0.63%	1.36%	1.23%
Net interest margin (3)	3.31%	4.00%	4.23%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.30)%	(0.08)%	(0.15)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return of average assets ratio is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	The net charge-offs to average loans outstanding ratio is defined as charge-offs during the reported period minus recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

The banking segment presents net interest margin and net interest income in the following discussion and tables below, on a taxable equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% for all periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During 2020, 2019 and 2018, purchase accounting contributed 18, 33 and 48 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.31%, 4.01% and 4.24%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions as discussed in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2020			2019			2018
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,152,783	$341,383	4.77%	$6,564,748	$367,903	5.60%	$6,032,767	$342,098	5.67%
Subsidiary warehouse lines of credit	2,073,087	79,488	3.83%	1,374,051	61,812	4.50%	1,364,577	58,551	4.29%
Investment securities - taxable	1,377,578	27,651	2.01%	1,181,198	29,879	2.53%	965,937	22,451	2.32%
Investment securities - non-taxable (2)	111,471	3,789	3.40%	96,186	3,267	3.40%	110,386	3,707	3.36%
Federal funds sold and securities purchased under agreements to resell	460	1	0.18%	447	1	0.17%	1,049	16	1.54%
Interest-bearing deposits in other financial institutions	1,038,647	1,888	0.18%	202,478	4,525	2.23%	241,124	4,429	1.84%
Other	42,977	377	0.88%	55,403	2,534	4.57%	51,906	2,282	4.40%
Interest-earning assets, gross (2)	11,797,003	454,577	3.85%	9,474,511	469,921	4.96%	8,767,746	433,534	4.94%
Allowance for credit losses	(121,770)			(57,546)			(62,306)
Interest-earning assets, net	11,675,233			9,416,965			8,705,440
Noninterest-earning assets	967,690			938,663			906,586
Total assets	$12,642,923			$10,355,628			$9,612,026

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,306,143	$60,297	0.83%	$5,654,663	$79,805	1.41%	$5,237,014	$55,060	1.05%
Notes payable and other borrowings	205,448	2,642	1.29%	481,924	10,233	2.12%	417,534	7,000	1.68%
Total interest-bearing liabilities	7,511,591	62,939	0.84%	6,136,587	90,038	1.47%	5,654,548	62,060	1.10%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,412,212			2,622,229			2,492,728
Other liabilities	128,795			93,861			48,847
Total liabilities	11,052,598			8,852,677			8,196,123
Stockholders’ equity	1,590,325			1,502,951			1,415,903
Total liabilities and stockholders’ equity	$12,642,923			$10,355,628			$9,612,026

Net interest income (2)		$391,638			$379,883			$371,474
Net interest spread (2)			3.01%			3.49%			3.85%
Net interest margin (2)			3.31%			4.01%			4.24%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all periods presented. The adjustment to interest income was $0.8 million, $0.6 million and $0.8 million during 2020, 2019 and 2018, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries, which are eliminated from the consolidated financial statements. The banking segment’s net interest margins during 2020 were also negatively impacted by certain actions taken by management to strengthen the Bank’s available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution as the pandemic created significant uncertainty in the banking and capital markets.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$32,930	$(59,450)	$(26,520)	$30,163	$(4,358)	$25,805
Subsidiary warehouse lines of credit	31,446	(13,770)	17,676	407	2,854	3,261
Investment securities - taxable	4,968	(7,196)	(2,228)	5,003	2,425	7,428
Investment securities - non-taxable (2)	519	3	522	(477)	37	(440)
Federal funds sold and securities purchased under agreements to resell	—	—	—	(9)	(6)	(15)
Interest-bearing deposits in other financial institutions	18,685	(21,322)	(2,637)	(710)	806	96
Other	(568)	(1,589)	(2,157)	154	98	252
Total interest income (2)	87,980	(103,324)	(15,344)	34,531	1,856	36,387

Interest expense
Deposits	$23,308	$(42,816)	$(19,508)	$4,391	$20,354	$24,745
Notes payable and other borrowings	(5,871)	(1,720)	(7,591)	1,080	2,153	3,233
Total interest expense	17,437	(44,536)	(27,099)	5,471	22,507	27,978

Net interest income (2)	$70,543	$(58,788)	$11,755	$29,060	$(20,651)	$8,409
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income during 2020, compared with 2019, primarily as a result of lower loan yields due to decreased market rates, the addition of 1% note rate PPP loans, and the decrease in accretion of discount on loans of $9.9 million. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to the significant increase in mortgage warehouse lending volume and new PPP loan originations, increased taxable equivalent net interest income during 2020, compared with 2019. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during 2020, compared with 2019, due to decreases in market interest rates. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in net interest income during a period of changing rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income during 2019, compared with 2018, primarily as a result of higher yields due to increased market rates, significantly offset by a decrease in accretion of discount on loans of $10.3 million. Changes in the volume of interest-earning assets, primarily due to an increase in the loan portfolio as a result of the BORO Acquisition, and seasonal increases in mortgage warehouse lending volume increased taxable equivalent net interest income during 2019, compared with 2018. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income during 2019, compared with 2018, due to increases in market interest rates and increased competitive pressure for deposits.

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

During 2020, 2019 and 2018, the banking segment retained approximately $193 million, $149 million and $97 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. We expected loans originated by the mortgage origination segment on behalf of and retained by the banking segment to increase during 2020 based on approved authority for up to 5% of the mortgage origination segment’s total origination volume. However, in March 2020, the Bank made a decision to sell the previously purchased mortgage loans to the mortgage origination segment, instead of holding them for investment. In October 2020, the Bank began purchasing and retaining mortgage loans originated by the mortgage origination segment again. During 2021, we expect loans originated by the mortgage origination segment on behalf of and retained by the banking segment to increase based on approved authority for up to 5% of the mortgage origination segment’s total origination volume. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for credit losses during 2020 included a significant build in the provision for credit losses on individually evaluated loans of $20.1 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $76.1 million of the total provision primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The change in provision for credit losses during 2020 was also attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades. The change in the allowance during 2020 was also impacted by net charge-offs of $21.1 million, primarily associated with loans specifically reserved for during the first quarter of 2020. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income was relatively flat during 2020, compared to 2019, primarily due to sales activity in our available-for-sale investment portfolio as well as changes in our intercompany financing charges. The decrease in noninterest income during 2019, compared to 2018, was primarily due to sales activity in our available-for sale investment portfolio.

The banking segment’s noninterest expenses were relatively flat during 2020, compared to 2019, primarily due to an increase in the reserve for unfunded commitments attributable to macroeconomic uncertainties associated with the impact of market disruption caused by COVID-19 conditions, offset by a reduction in legal, business development and other operating expenses. The decrease in noninterest expense during 2019, compared to 2018, was primarily due to a reduction in the previously mentioned BORO Acquisition-related transaction expenses and expenses related to a wire fraud incident, as well as a reduction in net expenses related to previously covered assets.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Year Ended December 31,			Variance
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net interest income:
Wealth management:
Retail	$8,544	$9,496	$10,181	$(952)	$(685)
Clearing services	6,916	11,530	13,038	(4,614)	(1,508)
Structured finance (5)	6,200	8,460	12,122	(2,260)	(3,662)
Fixed income services	12,173	6,180	477	5,993	5,703
Other (5)	6,079	15,642	15,060	(9,563)	582
Total net interest income	39,912	51,308	50,878	(11,396)	430
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services (5)	49,573	36,997	40,396	12,576	(3,399)
Wealth management:
Retail (5)	69,718	71,934	78,672	(2,216)	(6,738)
Clearing services	30,018	33,787	35,605	(3,769)	(1,818)
Structured finance (5)	1,820	1,793	1,982	27	(189)
Other (5)	4,765	4,664	5,568	101	(904)
	155,894	149,175	162,223	6,719	(13,048)
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	95,193	76,519	63,808	18,674	12,711
Fixed income services (5)	6,395	2,936	1,542	3,459	1,394
Wealth management:
Retail	24,023	20,820	19,037	3,203	1,783
Clearing services	1,649	1,264	1,190	385	74
Structured finance (5)	3,725	2,063	4,354	1,662	(2,291)
Other (5)	342	185	135	157	50
	131,327	103,787	90,066	27,540	13,721
Other:
Structured finance (5)	157,466	114,190	35,265	43,276	78,925
Fixed income services (5)	45,365	35,859	12,881	9,506	22,978
Other (5)	1,303	1,400	1,279	(97)	121
	204,134	151,449	49,425	52,685	102,024
Total noninterest income	491,355	404,411	301,714	86,944	102,697
Net revenue (2)	531,267	455,719	352,592	75,548	103,127
Noninterest expense:
Variable compensation (3)	205,464	163,840	115,948	41,624	47,892
Non-variable compensation and benefits	106,314	103,823	102,519	2,491	1,304
Segment operating costs (4)	103,850	98,294	101,543	5,556	(3,249)
Total noninterest expense	415,628	365,957	320,010	49,671	45,947

Income before income taxes	$115,639	$89,762	$32,582	$25,877	$57,180
(1)	Securities commissions and fees includes income of $13.2 million, $11.4 million, and $11.3 million during 2020, 2019, and 2018, respectively, that is eliminated in consolidation.
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

(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Despite the economic disruptions related to the pandemic, during the second half of 2020, the broker-dealer’s public finance services business line experienced improved results in line with modest improvements in both Texas and national issuance activity and market share compared to the same period during the prior year. The structured finance business line experienced robust results given strong issuance volumes and improved demand for mortgage products following market volatility in the first quarter of 2020. Structuring activity results also improved as demand for structured agency products rebounded starting in the second quarter of 2020. Additionally, the fixed income services business line demonstrated improved operating results. During 2020, transactional revenues in the fixed income business line improved compared with the same period in 2019 as we experienced relative strength in municipal and taxable products. The wealth management business line’s net revenues were lower during 2020, compared to 2019, as customer balance revenues were driven lower due to the current low interest rate environment. Additional information related to the impact of COVID-19 is included within the “Recent Developments” section above.

The specific components of the overall increase in the broker-dealer segment’s income before income taxes 2020, compared with 2019, was primarily as a result of the following:

●	a $40.6 million increase in net revenue in our fixed income services business line due to strong performances in our municipal and taxable products, which noted significant increases beginning in March 2020 through December 2020. Improved client demand combined with active position management and effective hedging tools led to improved municipal revenue. The broker-dealer segment wound-down the equity capital market business line, resulting in an offsetting decline of net revenues of $9.1 million during 2020 for a net increase of $31.5 million in net revenue in our fixed income services business line year over year;
●	a $44.1 million increase in compensation expense, of which $41.6 million was due to the increase in variable compensation, resulting from increases in our public finance services, fixed income services and structured finance business line revenues;
●	an $8.6 million decrease in net revenue in our wealth management business line during 2020 was primarily due to lower customer balance based revenues, including FDIC insured investment products’ fees and net interest on other customer balances as a result of the low interest rate environment. During 2020, the decrease in the wealth management business line’s net revenues was partially offset by the activity in the first quarter of 2020 from improved transactional revenues due to the significant re-allocation of customer assets into cash and cash equivalents as clients exited risk markets and increases in other production and fee income during 2020 compared to 2019; and
●	a $42.7 million increase in the broker-dealer segment’s structured finance net revenues. During 2020, activity in March 2020 was weaker as demand for structured agency products declined, resulting in a $14.4 million decrease in the business line’s other noninterest income in the first quarter of 2020 compared to the first quarter of 2019. After March 2020, structured finance revenues improved in line with increased volumes reflecting robust activity in mortgage originations combined with improved product demand from the buy-side and other changes in the business line, resulting in a $57.6 million increase in the business line’s other noninterest income for the period from April 1 to December 31, 2020 compared to the same period in 2019. As a result, the structured finance business produced a $43.2 million increase in noninterest income during 2020 compared to the same period in 2019.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions, which could be adversely impacted by interest rate volatility. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decrease in net interest income during 2020, compared with 2019, was primarily due to decreases in net interest income from our stock lending business, customer margin loans and other customer activities. The decrease in net interest income was partially offset by an increase in net interest earned from the broker-dealer’s taxable securities. The increase in net interest income during 2019, compared with 2018, was primarily due to an increase in net interest earned on trading securities as a result of increases in market interest rates. The increase in net interest income was partially offset by decreases in net interest income from our structured finance operations due to a decline in pool inventory from December 31, 2018 to December 31, 2019 and decreases in average customer margin balances within the segment’s clearing business of 19% during 2019.

Noninterest income increased during 2020 compared to 2019 primarily due to increases in securities commissions and fees, investment and securities advisory fees and commissions, and other noninterest income. Noninterest income increased during 2019 compared to 2018 primarily due to increases in other noninterest income and investments and securities advisory fees and commissions, partially offset by decreases in securities commissions and fees.

Securities commissions and fees increased during 2020 compared to 2019 primarily due to the increases in commissions earned in our fixed income service line of business of $18.1 million offset by the decreases in commissions earned through the wind-down of our equity capital markets business line, which resulted in a decrease of $5.5 million. Additionally, the overall increase in securities commissions and fees was offset by the decreases in commissions and fees earned by our wealth management business line from declines in our money market and FDIC sweep revenues, primarily in the wealth management business line. Securities commissions and fees decreased during 2019 compared to 2018, primarily due to decreases in commissions earned in our retail group and fixed income services business line and fees related to our FDIC insured investment products, as well as commissions earned on insurance and mutual fund transactions, and fees earned from correspondent transactions.

Investment and securities advisory fees and commissions increased during 2020 compared to 2019, primarily due to increases in municipal advisory and underwriting transactions. Investment and securities advisory fees and commissions increased during 2019, compared with 2018, primarily due to the increase in the number of issues and the aggregate amount of those issues by our public finance services business line.

Other noninterest income increased during 2020, compared to 2019. The increase during the period was primarily the result of a $43.2 million increase in trading gains earned from our structured finance business line’s derivative activities due to strong year-over-year volumes and robust customer demand despite heightened market volatility in the first quarter of 2020. Additionally, other noninterest income within our fixed income services business line increased $9.5 million during the year associated with both our taxable and municipal securities trading portfolio activities, partially offset by a decrease in our securitized mortgage backed securities portfolio. The increase in other noninterest income during 2019, compared with 2018, was primarily the result of a $102.3 million increase in trading gains earned from our derivative and trading portfolio activities, most notably in our structured finance business, which accounted for $79.2 million of the increase, as well as our fixed income services business line, which accounted for $23.0 million of the increase. The increases in our structured finance business were primarily due to the 77 basis-point decline in the 10-year treasury bond yield during 2019 compared to a 29 basis-point increase during 2018, and a 22% increase in the business line’s TBA mortgage-backed securities volume. The $23.0 million increase in our fixed income services business line was attributable to an improved market environment, improved spreads and a 26% increase in trading volume.

Noninterest expenses increased during 2020 compared to 2019 primarily due to increases in variable compensation, partially offset by $2.9 million in pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges in 2019 as noted in the “Factors Affecting Results of Operations” section above. Other noninterest expenses increased during the period primarily due to deployment of a new back-office system on June 1, 2020. Noninterest expenses increased during 2019, compared with 2018, primarily due to an increase in variable compensation and the pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges as noted in the “Factors Affecting Results of Operations” section above.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Year Ended December 31,
	2020	2019	2018
Total compensation as a % of net revenue (1)	58.7%	58.7%	62.0%
Pre-tax margin (2)	21.8%	19.7%	9.2%
FDIC insured program balances at the Bank (end of period)	$700,006	$1,304,333	$1,302,558
Other FDIC insured program balances (end of period)	$1,892,974	$666,418	$905,503
Customer funds on deposit, including short credits (end of period)	$480,200	$329,743	$394,005

Public finance services:
Number of issues	1,252	1,179	1,123
Aggregate amount of offerings	$57,107,263	$54,394,943	$53,559,396

Structured finance:
Lock production/TBA volume	$9,075,232	$5,876,466	$4,829,687

Fixed income services:
Total volumes	$169,559,201	$83,571,542	$66,370,939
Net inventory (end of period)	$613,413	$643,371	$659,237

	2020	2019	2018
Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)	117	122	120
Independent registered representatives (end of period)	189	195	208
Correspondents (end of period)	129	145	152
Correspondent receivables (end of period)	$180,173	$264,201	$243,179
Customer margin balances (end of period)	$256,682	$310,752	$333,054

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,338,855	$1,634,782	$1,365,547
Interest-bearing liabilities - stock loaned (end of period)	$1,245,066	$1,555,964	$1,186,073
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Year Ended December 31,			Variance
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net interest income (expense)	$(10,489)	$(6,273)	$1,485	$(4,216)	$(7,758)
Noninterest income	1,172,450	634,992	551,860	537,458	83,132
Noninterest expense	753,917	563,998	540,474	189,919	23,524
Income before income taxes	$408,044	$64,721	$12,871	$343,323	$51,850

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Average mortgage interest rates decreased during both 2020 and 2019, which resulted in refinancing volume as a percentage of total origination volume increasing in each period when compared to 2019 and 2018, respectively. See details regarding refinancing volume in the table below. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. An increase in mortgage interest rates during 2021 could impact the percentage mix of refinancing and purchase volumes relative to total loan origination volume compared to 2020.

In response to the COVID-19 pandemic, during the first quarter of 2020, the FOMC reduced short-term rates by 150 basis points to a range of 0% to 0.25%. Further, 10-year interest rates also declined significantly during the first quarter 2020, which led to a steady decrease in mortgage interest rates during the remainder of the year. This decrease in mortgage interest rates was the primary driver of a significant increase in mortgage loan applications and resulting increases in interest rate lock commitments (“IRLCs”) and loan sales volume. In addition, an increase in average loans sales margin was recognized as a result of PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic. As a result, income before income taxes increased $343.3 million, or 530.5%, during 2020, compared with 2019.

The CARES Act provides borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests has resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter 2020, we increased the amount of retained servicing on mortgage loan sales. During both the second and third quarters of 2020, PrimeLending retained servicing on 89% of total mortgage loans sold. As forbearance requests leveled off during the latter part of 2020, the third party market for mortgage servicing rights improved, increasing demand, which allowed PrimeLending to reduce retained servicing to 57% of total mortgage loans sold during the fourth quarter 2020. PrimeLending utilizes a third-party to manage its servicing portfolio and we therefore have not experienced additional infrastructure costs to manage the increase in PrimeLending’s servicing portfolio. PrimeLending’s liquidity has not been, and we do not expect that it will be, significantly impacted by recent forbearance requests. In addition, GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation have imposed certain restrictions on loans the agencies will accept under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

As average mortgage interest rates decreased between, 2019 and 2020, refinancing volume as a percentage of total origination volume increased from 24.8% during 2019 to 41.6% during 2020. As average mortgage interest rates decreased between 2018 and 2019, refinancing volume as a percentage of total origination volume increased from 13.8% during 2018 to 24.8% during 2019. See details regarding refinancing volume in the table below. A higher refinance percentage could also be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from the COVID-19 pandemic. While PrimeLending experienced an increase in purchase volume as a percentage of total loan origination volume between the second and third quarters of 2020, purchase volume as a percentage of total loan origination volume decreased during the fourth quarter of 2020. We are uncertain whether this trend will continue.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business relationships (“ABAs”). For 2020, funded loan volume through ABAs was approximately 7% of the mortgage origination segment’s total loan volume. During the nine months ended September 30, 2020, PrimeLending had a 51% membership interest in four ABAs. On October 1, 2020, the mortgage origination segment divested its interest in one of its ABAs, resulting in three ABAs remaining as of December 31, 2020. We expect total production within the ABA channel to decrease slightly to 6% loan volume of the mortgage origination segment during 2021.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Year Ended December 31,
	2020		2019		2018
		% of		% of		% of	Variance
	Amount	Total	Amount	Total	Amount	Total	2020 vs 2019	2019 vs 2018
Mortgage Loan Originations - units	84,209		61,045		57,186		23,164	3,859

Mortgage Loan Originations - volume	$22,970,194		$15,579,437		$13,692,484		$7,390,757	$1,886,953

Mortgage Loan Originations:
Conventional	$16,519,498	71.92%	$9,503,044	61.00%	$8,262,800	60.35%	$7,016,454	$1,240,244
Government	4,473,763	19.48%	3,860,802	24.78%	3,413,300	24.93%	612,961	447,502
Jumbo	1,219,492	5.31%	1,309,317	8.40%	1,181,353	8.63%	(89,825)	127,964
Other	757,441	3.29%	906,274	5.82%	835,031	6.09%	(148,833)	71,243
	$22,970,194	100.00%	$15,579,437	100.00%	$13,692,484	100.00%	$7,390,757	$1,886,953

Home purchases	$13,413,545	58.40%	$11,718,772	75.22%	$11,798,804	86.17%	$1,694,773	$(80,032)
Refinancings	9,556,649	41.60%	3,860,665	24.78%	1,893,680	13.83%	5,695,984	1,966,985
	$22,970,194	100.00%	$15,579,437	100.00%	$13,692,484	100.00%	$7,390,757	$1,886,953

Texas	$4,280,831	18.64%	$2,999,633	19.25%	$2,594,585	18.95%	$1,281,198	$405,048
California	2,497,066	10.87%	1,561,926	10.03%	1,511,931	11.04%	935,140	49,995
Florida	1,403,196	6.11%	1,113,827	7.15%	1,026,157	7.49%	289,369	87,670
Arizona	1,045,298	4.55%	681,486	4.37%	567,202	4.14%	363,812	114,284
South Carolina	929,710	4.05%	604,546	3.88%	474,844	3.47%	325,164	129,702
Ohio	869,393	3.78%	642,130	4.12%	588,199	4.30%	227,263	53,931
Maryland	811,706	3.53%	485,098	3.11%	403,086	2.94%	326,608	82,012
Missouri	777,389	3.38%	510,025	3.27%	454,517	3.32%	267,364	55,508
Washington	736,135	3.20%	631,549	4.05%	520,543	3.80%	104,586	111,006
North Carolina	719,936	3.13%	485,682	3.12%	413,686	3.02%	234,254	71,996
All other states	8,899,534	38.76%	5,863,535	37.65%	5,137,734	37.53%	3,035,999	725,801
	$22,970,194	100.00%	$15,579,437	100.00%	$13,692,484	100.00%	$7,390,757	$1,886,953

Mortgage Loan Sales - volume:
External third parties	$22,321,599	99.14%	$14,442,929	98.98%	$13,639,215	99.30%	$7,878,670	$803,714
Banking segment	192,571	0.86%	148,798	1.02%	96,670	0.70%	43,773	52,128
	$22,514,170	100.00%	$14,591,727	100.00%	$13,735,885	100.00%	$7,922,443	$855,842

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

The mortgage origination segment’s total loan origination volume during 2020 increased 47.4% compared with 2019, while income before income taxes during 2020 increased 530.5%, compared with 2019. The increase in income before income taxes during 2020 was primarily due to an increase in net gains from sale of loans. These changes were partially offset by an increase in compensation that varies with the volume of mortgage loan originations (“variable compensation”), an increase in non-variable compensation, a decrease in change in net fair value of mortgage servicing rights (“MSR”) assets, and an increase in segment operating costs.

The mortgage origination segment’s total loan origination volume increased 13.8% between 2019 and 2018, while income before income taxes during 2019 increased 402.8%, compared with 2018. The increase in income before income taxes during 2019 was primarily due to an increase in the change in net fair value of IRLCs and loans held for sale, an increase in mortgage loan origination fees and other related income, an increase in net gains from sale of loans and a decrease in segment operating costs. These changes were partially offset by an increase in variable compensation, a decrease in change in net fair value of MSR assets, and an increase in net interest expense.

Net interest expense was comprised of interest income earned on loans held for sale, offset by interest incurred on warehouse lines of credit held with the Bank and related intercompany financing costs. The increase in net interest expense during 2020, compared with 2019, included the effects of declining net yields on mortgage loans held for sale.

Noninterest income was comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net gains from sale of loans	$913,474	$473,380	$450,515	$440,094	$22,865
Mortgage loan origination fees and other related income	172,096	130,208	104,463	41,888	25,745
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	81,560	21,253	(20,608)	60,307	41,861
Mortgage servicing rights asset	(30,119)	(15,166)	(5,856)	(14,953)	(9,310)
Servicing fees	35,439	25,317	23,346	10,122	1,971
Total noninterest income	$1,172,450	$634,992	$551,860	$537,458	$83,132

The increases in net gains from sale of loans during 2020, compared with 2019, were primarily a result of an increase in total loan sales volume, in addition to an increase in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the increases in loan sales volume during 2020 are consistent with increases in loan origination volume during 2020. The increase in average loans sales margin was primarily driven by PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic. The increases in mortgage loan origination fees during 2020, compared with 2019, were primarily the result of an increase in loan origination volume, partially offset by a decrease in average mortgage loan origination fees.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income. The mortgage origination segment’s net gains from sale of loans margins, including loans sold to the banking segment, during 2020, 2019 and 2018 were 406 bps, 324 bps and 328 bps, respectively. During 2020, 2019 and 2018, the mortgage origination segment originated approximately $193 million, $149 million and $97 million, respectively, in loans on behalf of the banking segment, representing up to 1% of PrimeLending’s total loan origination volume during each respective year. These loans were sold to the banking segment at par. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with these loans, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. The impact of loans sold to the banking segment at par was to reduce this margin 3 bps in 2019, while the impact on 2020 and 2018 was de minimis. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. We anticipate an increase in loans sold to the banking segment during 2021 as compared to 2020. The mortgage origination segment has been approved to sell up to 5% of its total loan volume to the banking segment. In March 2020, the mortgage origination segment executed a letter of intent with the banking segment to purchase mortgage loans previously sold to the banking segment with an unpaid principal balance of approximately $210 million. Such original sales of approximately $121 million and $91 million are reflected in the previous mortgage loan details table within the mortgage loan sales volume to the banking segment in 2020 and 2019, respectively. When these loans were sold at par by the mortgage origination segment, the banking segment’s intent was to hold these loans for investment. The mortgage origination segment completed the repurchase of these loans from the banking segment and in turn sold the loans to investors in the secondary market during the second quarter of 2020. This sale is reflected in the previous mortgage loan details table within the mortgage loan sales volume to external third parties in 2020.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and loans held for sale. The increase during 2020 was the result of an increase in the total volume of individual IRLCs and loans held for sale, as well as an increase in the average value of individual IRLCs and loans held for sale. The decreases during 2019 and 2018 were the result of decreases in the average value and the total volume of individual IRLCs and loans held for sale at the end of these periods.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During 2020, 2019 and 2018, the mortgage origination segment retained servicing on approximately 67%, 6% and 13% of loans sold, respectively. The increase in rates of retained servicing during 2020 was due to the reduction in third party servicing outlets during the second quarter of 2020 resulting from the impact of the CARES Act. The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing. We expect that PrimeLending will retain servicing on approximately 50% to 60% of its mortgage loan sales during 2021. The related MSR asset was valued at $144.2 million on $14.7 billion of serviced loan volume at December 31, 2020, compared with a value of $56.7 million on $5.1 billion of serviced loan volume at December 31, 2019. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses as noted in the table above. Additionally, net servicing income was $15.0 million, $12.3 million and $10.9 million during 2020, 2019 and 2018, respectively. In October 2020, February 2020, and March 2018, the mortgage origination segment sold MSR assets of $18.1 million, $18.7 million, and $9.3 million, respectively, which represented $2.3 billion, $1.5 billion, and $834.3 million, respectively, of its serviced loan volume at the time. There were no sales of MSR assets during 2019. On February 12, 2021, the mortgage origination segment executed a letter of intent to sell MSR assets of approximately $53 million, which represented approximately $5 billion of its current serviced loan volume. The MSR sale is scheduled to close in March 2021.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Variable compensation	$405,116	$252,956	$216,038	$152,160	$36,918
Non-variable compensation and benefits	181,597	166,179	173,093	15,418	(6,914)
Segment operating costs	125,104	112,128	118,630	12,976	(6,502)
Lender paid closing costs	21,696	19,698	20,294	1,998	(596)
Servicing expense	20,404	13,037	12,419	7,367	618
Total noninterest expense	$753,917	$563,998	$540,474	$189,919	$23,524

Total employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 69.0% and 60.4% of the total employees’ compensation and benefits expenses during 2020 and 2019, respectively. Variable compensation increased $152.2 million during 2020, compared to 2019, and increased $36.9 million during 2019, compared with 2018. The increases in the percentage concentration of variable compensation and benefits were primarily due to an increase in loan origination volume. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to an increase in loan origination volume primarily driving the increase in variable compensation and benefits, an increase in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria contributed to the increase in variable compensation.

While total loan origination volumes increased 47.4% during 2020, compared with 2019, the aggregate non-variable compensation and benefits of the mortgage origination segment increased by 9.3%. The aforementioned increase during 2020, compared with 2019, was primarily due to an increase in overtime expense incurred due to increased loan volume and an increase in salaries resulting from increased underwriting and loan fulfillment staff, to support the increase in loan origination volume beginning in the second quarter of 2020.

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

Between January 1, 2011 and December 31, 2020, the mortgage origination segment sold mortgage loans totaling $137.2 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2011, it does not anticipate experiencing significant losses in the future on loans originated prior to 2011 because of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2011 and December 31, 2020 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$211,865	0.15%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	241,296	0.18%	9,750	0.01%
	$453,161	0.33%	$9,750	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At December 31, 2020 and 2019, the mortgage origination segment’s total indemnification liability reserve totaled $21.5 million and $11.8 million, respectively. The related provision for indemnification losses was $11.2 million, $3.1 million, and $3.2 million during 2020, 2019 and 2018, respectively.

On October 23, 2018, PrimeLending entered into a Settlement Agreement and an Indemnification Agreement with the DOJ and HUD, respectively. These agreements provide for payments of $13.5 million, in the aggregate, to the DOJ and HUD. In exchange for these payments, each of the DOJ and HUD released any civil claims they may have related to certain loans originated by PrimeLending. The payments were made to the DOJ and HUD during the fourth quarter of 2018, and the indemnification liability related to this matter was released. The mortgage origination segment’s operating results or financial condition will not be impacted by this matter in future periods.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Year Ended December 31,			Variance
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net interest income (expense)	$(14,192)	$(5,541)	$(9,176)	$(8,651)	$3,635
Noninterest income	3,945	2,104	4,798	1,841	(2,694)
Noninterest expense	53,040	50,968	36,628	2,072	14,340
Income (loss) from continuing operations before income taxes	$(63,287)	$(54,405)	$(41,006)	$(8,882)	$(13,399)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during 2020 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during 2020, 2019 and 2018 was primarily associated with recurring annual interest expense of $7.7 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). During 2020, we incurred interest expense of $7.9 million on our $200 million aggregate principal amount of Subordinated Notes, which we issued in May 2020. Additionally, we incurred interest expense of $2.8 million, $3.9 million and $3.7 million during 2020, 2019 and 2018, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income from continuing operations during 2020 and 2019 included activity related to our investment in a new real estate development in Dallas’ University Park, Hilltop Plaza, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. Noninterest income during 2018 included a $5.3 million pre-tax gain on the sale of a merchant bank investment, partially offset by a $2.5 million charge on a legacy merchant bank equity investment as a result of our periodic fair value assessment, as well as activity related to the Hilltop Plaza investment.

Noninterest expenses from continuing operations were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During 2020, compared with 2019, the increase in noninterest expenses was primarily due to increased employees’ compensation and benefits costs associated with the consolidation of certain common back office functions into corporate and improved operating results, and professional fees, partially offset by a decrease of $6.8 million of aggregate pre-tax costs associated with the Leadership Changes and efficiency initiative-related charges discussed in the “Factors Affecting Comparability of Results of Operations” section. During 2019, compared with 2018, the $14.3 million increase in noninterest expenses was primarily due to Core System Improvements and the Leadership Changes and efficiency initiative-related charges as previously discussed.

Results from Discontinued Operations

Insurance Segment

As previously discussed, on June 30, 2020, we completed the sale of NLC. Accordingly, insurance segment results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements. Income from discontinued operations before income taxes was $2.1 million, $17.6 million and $5.8 million during 2020, 2019 and 2018, respectively.

Corporate

As a result of the previously noted sale of NLC on June 30, 2020 for cash proceeds of $154.1 million, Hilltop recognized an aggregate pre-tax gain on sale within discontinued operations of corporate of $36.8 million, net of customary transaction costs of $5.1 million. The resulting book gain from this sale transaction was not recognized for tax purposes pursuant to the rules under the Internal Revenue Code. Income from discontinued operations before income taxes was $36.8 million.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2020 as compared to December 31, 2019 and December 31, 2018.

Securities Portfolio

At December 31, 2020, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio from continuing operations (in thousands).

	December 31,
	2020	2019	2018
Trading securities, at fair value
U.S. Treasury securities	$40,491	$—	$7,945
U.S. government agencies:
Bonds	40	24,680	1,494
Residential mortgage-backed securities	336,081	331,601	309,455
Commercial mortgage-backed securities	876	2,145	4,239
Collateralized mortgage obligations	69,172	191,154	206,813
Corporate debt securities	62,481	36,973	59,293
States and political subdivisions	171,573	93,117	126,748
Unit investment trusts	—	3,468	19,913
Private-label securitized product	8,571	2,992	5,680
Other	4,970	3,446	3,887
	694,255	689,576	745,467
Securities available for sale, at fair value
U.S. Treasury securities	—	—	11,538
U.S. government agencies:
Bonds	82,806	85,575	85,611
Residential mortgage-backed securities	641,611	437,029	385,074
Commercial mortgage-backed securities	124,538	12,031	11,772
Collateralized mortgage obligations	565,908	335,616	276,399
Corporate debt securities	—	—	53,302
States and political subdivisions	47,342	41,242	51,962
	1,462,205	911,493	875,658
Securities held to maturity, at amortized cost
U.S. Treasury securities	—	—	9,903
U.S. government agencies:
Bonds	—	24,020	39,018
Residential mortgage-backed securities	13,547	17,776	21,993
Commercial mortgage-backed securities	152,820	161,624	87,065
Collateralized mortgage obligations	74,932	113,894	142,474
States and political subdivisions	70,645	69,012	50,649
	311,944	386,326	351,102

Equity securities, at fair value	140	166	19,679

Total securities portfolio	$2,468,544	$1,987,561	$1,991,906

We had net unrealized gains of $26.3 million and $11.7 million at December 31, 2020 and 2019, respectively, compared with net unrealized losses of $10.3 million at December 31, 2018, related to the available for sale investment portfolio. We had net unrealized gains of $14.7 million and $2.6 million at December 31, 2020 and 2019, respectively, compared with net unrealized losses associated with the securities held to maturity portfolio of $9.9 million at December 31, 2018. Equity securities included net unrealized gains of $0.1 million at both December 31, 2020 and 2019, respectively, compared with net unrealized gains of $0.1 million at December 31, 2018.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2020, the banking segment’s securities portfolio of $1.8 billion was comprised of trading securities of $1.1 million, available for sale securities of $1.5 billion, held to maturity securities of $311.9 million and equity securities of $0.1 million, in addition to $14.8 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $693.2 million at December 31, 2020. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $79.8 million at December 31, 2020.

Corporate

At December 31, 2020, the corporate portfolio included other investments, including those associated with merchant banking, of $39.0 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2020. In addition, as of December 31, 2020, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at December 31, 2020.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2020. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. government agencies:
Bonds:
Amortized cost	$3,729	$52,684	$5,232	$20,391	$82,036
Fair value	$3,795	$53,710	$5,231	$20,070	$82,806
Weighted average yield	2.83%	1.18%	0.79%	1.00%	1.18%
Residential mortgage-backed securities:
Amortized cost	—	$10	$53,236	$585,164	$638,410
Fair value	—	$11	$55,020	$600,835	$655,866
Weighted average yield	—	2.25%	3.27%	1.86%	1.98%
Commercial mortgage-backed securities:
Amortized cost	—	$75,959	$115,853	$85,937	$277,749
Fair value	—	$80,000	$121,178	$85,385	$286,563
Weighted average yield	—	2.78%	2.05%	1.51%	2.08%
Collateralized mortgage obligations:
Amortized cost	—	$3,143	$37,601	$593,550	$634,294
Fair value	—	$3,228	$38,315	$601,333	$642,876
Weighted average yield	—	1.84%	1.14%	1.09%	1.09%
States and political subdivisions:
Amortized cost	$1,915	$9,723	$20,511	$83,225	$115,374
Fair value	$1,923	$10,200	$21,473	$87,169	$120,765
Weighted average yield	2.56%	3.63%	3.50%	3.44%	3.45%
Total securities portfolio:
Amortized cost	$5,644	$141,519	$232,433	$1,368,267	$1,747,863
Fair value	$5,718	$147,149	$241,217	$1,394,792	$1,788,876
Weighted average yield	2.74%	2.22%	2.28%	1.58%	1.73%

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment.

	December 31,
Loan Held for Investment	2020	2019	2018	2017	2016
Commercial real estate	$3,133,903	$3,000,523	$2,940,120	$2,617,520	$2,415,041
Commercial and industrial	2,627,774	2,025,720	1,752,257	1,682,260	1,844,275
Construction and land development	828,852	940,564	932,909	964,320	795,811
1-4 family residential	629,938	791,020	679,263	573,363	501,070
Consumer	35,667	47,046	47,546	40,446	41,352
Broker-dealer	437,007	576,527	578,363	577,889	502,077
	7,693,141	7,381,400	6,930,458	6,455,798	6,099,626
Allowance for credit losses	(149,044)	(61,136)	(59,486)	(63,686)	(54,599)
Loans held for investment, net of allowance	$7,544,097	$7,320,264	$6,870,972	$6,392,112	$6,045,027

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $9.6 billion, $8.6 billion and $7.5 billion at December 31, 2020, 2019 and 2018, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $3.3 billion, of which $2.5 billion, $1.8 billion and $1.2 billion was drawn at December 31, 2020, 2019 and 2018, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio included $486.7 million in PPP loans at December 31, 2020. While these loans have terms up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. Through February 12, 2021, the SBA had approved approximately 1,500 PPP forgiveness applications totaling approximately $294 million, with PPP loans of approximately $171 million pending SBA review and approval. We anticipate a significant amount of these remaining loans pending approval to be forgiven over the next two quarters. The forgiveness or payoff of these loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at the time of payoff.

At December 31, 2020, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans and construction and land development loans, which represented 43.2% and 11.4%, respectively, of the banking segment’s total loans held for investment at December 31, 2020. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2020.

The following table provides information regarding the maturities of the banking segment’s real estate and commercial and industrial gross loans held for investment, net of unearned income (in thousands).

	December 31, 2020
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Real estate	$900,342	$2,164,612	$1,527,739	$4,592,693
Commercial and industrial	4,033,583	976,001	143,613	5,153,197
Total	$4,933,925	$3,140,613	$1,671,352	$9,745,890

Fixed rate loans	$4,647,948	$2,854,709	$1,601,098	$9,103,755
Floating rate loans	285,977	285,904	70,254	642,135
Total	$4,933,925	$3,140,613	$1,671,352	$9,745,890

In the table above, real estate includes commercial real estate, construction and land development and 1-4 family residential loans. Commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending, mortgage warehouse lending and PPP loans. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of December 31, 2020, floating rate loans totaling $2.86 billion had reached their applicable rate floor. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $436.8 million, $576.5 million and $578.2 million at December 31, 2020, 2019 and 2018, respectively. The decrease during 2020, compared to 2019, was primarily attributable to a decrease of $54.1 million, or 17.4%, in customer margin accounts and a decrease of $84.0 million, or 31.8%, in receivables from correspondents. The decrease during 2019, compared to 2018, was primarily attributable to a decrease of $22.3 million in customer margin accounts, partially offset by an increase of $20.5 million in receivables from correspondents.

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

	December 31,
	2020	2019	2018
Loans held for sale:
Unpaid principal balance	$2,411,626	$1,878,231	$1,213,068
Fair value adjustment	109,778	57,482	44,707
	$2,521,404	$1,935,713	$1,257,775
IRLCs:
Unpaid principal balance	$2,470,013	$914,526	$677,267
Fair value adjustment	76,048	18,222	17,421
	$2,546,061	$932,748	$694,688

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2020, 2019 and 2018 were $4.0 billion, $2.2 billion and $1.4 billion, respectively, while the related estimated fair values were ($28.0) million, ($3.8) million and ($11.6) million, respectively.

Allowance for Credit Losses on Loans

For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Policies and Estimates” included in this Form 10-K.

Loans Held for Investment

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

The COVID-19 pandemic has resulted in a weak labor market and weak overall economic conditions that will affect borrowers across our lending portfolios and significant judgment is required to estimate the severity and duration of the current economic downturn, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts regarding the duration and severity of the economic downturn are rapidly changing and remain highly uncertain as the resurgence of COVID-19 cases evolves nationally and in key geographies. It is difficult to predict exactly how borrower behavior will be impacted by these economic conditions as the effectiveness of government stimulus, customer relief and enhanced unemployment benefits should help mitigate in the short term, but the extent and duration of government stimulus as well as performance of payment deferral programs remains uncertain.

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of December 31, 2020, we utilized a single macroeconomic baseline scenario published by a third party in December 2020.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our baseline economic forecast to determine our best estimate of expected credit losses.

		As of
		December 31,	September 30,	June 30,	March 31,
		2020	2020	2020	2020
GDP growth rates:
	Q1 2020				(2.5)%
	Q2 2020			(33.4)%	(18.3)%
	Q3 2020		26.6%	19.8%	10.9%
	Q4 2020	4.0%	2.9%	0.1%	2.4%
	Q1 2021	1.6%	3.6%	0.2%	2.6%
	Q2 2021	4.5%	3.1%	1.8%	3.3%
	Q3 2021	4.7%	4.4%	8.5%	5.1%
	Q4 2021	5.8%	6.0%	7.3%
	Q1 2022	4.8%	5.5%
	Q2 2022	4.4%

Unemployment rates:
	Q1 2020				3.8%
	Q2 2020			14.0%	8.7%
	Q3 2020		8.9%	9.1%	6.3%
	Q4 2020	6.7%	9.1%	9.5%	6.5%
	Q1 2021	6.9%	8.9%	9.7%	6.7%
	Q2 2021	7.1%	8.7%	9.7%	6.7%
	Q3 2021	7.0%	8.3%	9.2%	6.6%
	Q4 2021	6.8%	7.8%	8.7%
	Q1 2022	6.5%	7.3%
	Q2 2022	6.2%

The baseline economic forecast used to determine our best estimate of expected credit losses as of March 31, 2020 assumed a severe, but short U.S. recession during the first half of 2020 with growth rates down, followed by a strong economic recovery as businesses re-open, consumer spending increases during the second half of 2020 and positive GDP growth rates. The unemployment rates were expected to remain elevated into the fourth quarter of 2021, then revert to historical data in the fourth quarter of 2022. Management’s recovery assumptions included some expected benefit of COVID-19 related fiscal and monetary stimulus measures and the expected beneficial impacts of the CARES Act and certain regulatory interagency guidance.

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

As of September 30, 2020, our near-term baseline economic forecast improved from June 30, 2020, reflecting better than expected economic data as states progressed with their re-opening plans. Projected real GDP growth rates were revised for the third quarter of 2020 as economic data suggested the assumed peak-to-trough decline in real GDP during the second quarter of 2020 was significant, but not as severe as expected. As such, projected real GDP growth in the third and fourth quarters of 2020 were revised upward to reflect monthly recovery trends in consumer and government spending observed in July and August. Projected near-term unemployment rates were adjusted lower to reflect the initial phase of the labor market recovery as states re-opened and temporarily furloughed workers are recalled to their jobs. Our interest rate expectations continued to assume monetary policy supported the Federal Reserve target range of the federal funds rate at 0% to 0.25% into late 2023. However, baseline assumptions around fiscal policy and additional government stimulus were revised lower as it was uncertain whether additional stimulus legislation would be passed before early 2021 and how its delay would affect our most adversely impacted loan portfolios.

As of December 31, 2020, our near-term baseline economic forecast improved from September 30, 2020, reflecting better than expected economic data and approval of additional government stimulus earlier than expected. As such, projected real GDP growth in the fourth quarter of 2020 was revised upward. However, we revised our near-term 2021 real GDP forecast to reflect approximately $900 billion of additional stimulus compared to $1.5 trillion planned as of September 30, 2020. Unemployment rate forecasts were adjusted lower based on economic data observed in October and November 2020, as well as recent COVID vaccine approvals showing progress towards the next phase of labor market recovery. Forecasts for commercial real estate prices nationally were updated lower as of December 31, 2020 to reflect declines through 2022 and recovery to pre-COVID levels in late 2024. Prior quarter forecasts as of September 30, 2020 assumed declines through 2021 and recovery to pre-COVID levels in mid-2023. Our interest rate expectations continued to assume monetary policy supported the Federal Reserve target range of the federal funds rate at 0% to 0.25% into late 2023.

Since December 31, 2019, our baseline economic forecast changed significantly year-over-year in response to weak economic conditions caused by the COVID pandemic as developments occurred rapidly in February and March 2020. As of December 31, 2019, we assumed the U.S. economy was in the late stages of the economic cycle with unemployment rates near historical lows of 3.6% increasing to 3.8% in Q4 2020 and reverting to historical data in the fourth quarter of 2022. Downside risks to the economy were concerns over international trade war between the U.S. and its trading partners and potential fallout from a Brexit in 2020. Interest rate expectations assumed one rate cut in 2020 with the Federal Reserve target range of the federal funds rate at 1.25% to 1.50% before reverting to historical data in 2023. In response to the COVID pandemic, the Federal Reserve twice cut federal funds rate targets in March 2020 to 0% to 0.25% with interest rate expectations as of December 31, 2020 unchanged until late 2023. Several U.S. fiscal and monetary policy changes during early 2020 were enacted to counter a severe, but short U.S. recession during the first half of 2020 and support a strong economic recovery during the second half of 2020 with U.S. budget deficits increasing to more than $3 trillion during the year. U.S. unemployment rates reached 14.8% in April 2020 before declining to 6.7% as of December 31, 2020, which is 3.1% higher than the unemployment rate as of December 31, 2019. Annualized real GDP growth rates declined -31.4% in Q2 2020 and increased 33.4% in Q3 2020. The U.S. presidential election later in 2020 resulted in several changes, as Presidential Candidate Joe Biden won the electoral vote to replace President Donald Trump in 2021 and majority control of the U.S. Congress moved from Republican to Democratic parties. As economic growth slowed during Q4 2020, additional government stimulus of approximately $900 billion was approved.

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

During 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $20.2 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $76.1 million of the total provision primarily due to the identified changes in the Bank’s loan portfolio composition and credit quality and increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The change in the allowance for credit losses during 2020 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan growth, loan mix, and changes in risk rating grades, macroeconomic factor assumptions and qualitative factors. The change in the allowance during 2020 was also impacted by net charge-offs of $21.1 million, primarily associated with loans specifically reserved for during the first quarter of 2020.

As discussed under the section entitled “Loan Portfolio” earlier in this Item 7, the Bank’s actions, beginning in the second quarter of 2020, included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. The significant build in the allowance included provision for credit losses associated with this deteriorating economic outlook and resulted in an allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, of 2.48%.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio and total active loan modifications, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For		Allowance	Allowance For
			Credit Losses		For Credit	Credit Losses
		Total	as a % of		Losses on	as a % of
	Total	Allowance	Total Loans	Active	Active	Active
	Loans Held	for Credit	Held For	Loan	Loan	Loan
December 31, 2020	For Investment	Losses	Investment	Modifications	Modifications	Modifications
Commercial real estate	$3,133,903	$109,629	3.50%	$192,801	$34,239	17.76%
Commercial and industrial (1)	1,348,253	27,298	2.02%	14,721	6,370	43.27%
Construction and land development	828,852	6,677	0.81%	24,954	662	2.65%
1-4 family residential	629,938	3,946	0.63%	7,727	225	2.91%
Consumer	35,667	876	2.46%	—	—	—%
	5,976,613	148,426	2.48%	240,203	41,496	17.28%

Broker-dealer	437,007	213	0.05%	—	—	—%
Mortgage warehouse lending	792,806	405	0.05%	—	—	—%
Paycheck Protection Program	486,715	—	—%	—	—	—%
	$7,693,141	$149,044	1.94%	$240,203	$41,496	17.28%
(1)	Commercial and industrial portfolio amounts reflect balances excluding broker-dealer segment margin loans and banking segment mortgage warehouse lending and PPP loans.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of December 31, 2020, excluding loans in the broker-dealer segment margin, the banking segment mortgage warehouse, and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our baseline economic forecast, the upside scenario assumes consumer and business confidence increases as successful developments in vaccines and medical treatments slow the progression of the virus and most businesses affected by local restrictions reopen earlier than expected. Real GDP growth is expected to grow 5.1% in the first quarter of 2021, 8.0% in the second quarter of 2021, 7.0% in the third quarter of 2021 and 8.7% in the fourth quarter of 2021. Average unemployment rates decline to 5.0% by the end of 2021 and 3.8% by the end of 2022. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate through mid-2022 and $900 billion of additional stimulus payments are approved consistent with the baseline economic forecast.

Compared to our baseline economic forecast, the downside scenario assumes consumer and business confidence continues to decline as infections rise, while consumer concerns regarding vaccines and medical treatments increase in the short-term. As the number of new cases rise, some nonessential businesses are forced to close again, and most businesses affected by local restrictions reopen slower than expected. Real GDP growth is expected to decrease 4.9% in the first quarter of 2021, 3.2% in the second quarter of 2021 and 0.3% in the third quarter of 2021, then is expected to grow 2.3% in the fourth quarter of 2021 and 2.3% in the first quarter of 2022. Average unemployment rates increase to 9.8% by the fourth quarter of 2021 and improve modestly to 8.6% by the end of 2022. Unemployment is expected to remain elevated, but improve to 6.4% in the fourth quarter of 2023 and reverts to historical average rates over time. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate through early 2025, while disagreements in Congress prevent any additional stimulus from being enacted at all, resulting in no expanded programs for unemployment insurance benefits or state and local governments.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $26 million or a weighted average expected loss rate of 1.77% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $94 million or a weighted average expected loss rate of 3.83% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

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

	Year Ended December 31,
Loans Held for Investment	2020	2019	2018	2017	2016
Balance, beginning of year	$61,136	$59,486	$63,686	$54,599	$46,947
Transition adjustment for adoption of CECL accounting standard	12,562	—	—	—	—
Provision for credit losses	96,491	7,206	5,088	14,271	40,620
Recoveries of loans previously charged off:
Commercial real estate	613	6	—	46	172
Commercial and industrial	1,834	2,829	4,273	1,833	1,931
Construction and land development	2	—	6	7	—
1-4 family residential	54	61	146	201	344
Consumer	392	37	64	79	123
Broker-dealer	—	—	—	—	—
Total recoveries	2,895	2,933	4,489	2,166	2,570
Loans charged off:
Commercial real estate	4,517	1,160	800	764	1,362
Commercial and industrial	18,158	5,924	12,741	6,253	33,776
Construction and land development	2	—	—	13	—
1-4 family residential	748	907	143	112	196
Consumer	615	498	93	208	203
Broker-dealer	—	—	—	—	1
Total charge-offs	24,040	8,489	13,777	7,350	35,538
Net charge-offs	(21,145)	(5,556)	(9,288)	(5,184)	(32,968)
Balance, end of year	$149,044	$61,136	$59,486	$63,686	$54,599
Allowance for credit losses as a percentage of gross loans held for investment	1.94%	0.83%	0.86%	0.99%	0.90%

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio is presented in the tables below (dollars in thousands).

	December 31,
	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
		Gross		Gross		Gross		Gross		Gross
	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial real estate	$109,629	40.74%	$31,595	40.65%	$27,100	42.42%	$29,142	42.82%	$22,675	42.61%
Commercial and industrial	27,703	34.16%	17,964	27.44%	21,980	25.28%	23,674	26.04%	21,369	30.19%
Construction and land development	6,677	10.77%	4,878	12.74%	6,061	13.46%	7,844	14.91%	7,002	12.90%
1-4 family residential	3,946	8.19%	6,386	10.72%	3,956	9.80%	2,362	6.65%	2,974	5.39%
Consumer	876	0.46%	265	0.64%	267	0.69%	311	0.63%	424	0.68%
Broker-dealer	213	5.68%	48	7.81%	122	8.35%	353	8.95%	155	8.23%
Total	$149,044	100.00%	$61,136	100.00%	$59,486	100.00%	$63,686	100.00%	$54,599	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	December 31,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2019
Commercial real estate	$109,629	$104,566	$106,551	$53,939	$31,595
Commercial and industrial	27,703	38,178	31,863	38,550	17,964
Construction and land development	6,677	6,270	8,393	6,360	4,878
1-4 family residential	3,946	5,052	7,399	6,365	6,386
Consumer	876	1,002	1,429	1,203	265
Broker-dealer	213	146	748	322	48
	$149,044	$155,214	$156,383	$106,739	$61,136

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$2,075	$2,366	$1,932
Transition adjustment CECL accounting standard	3,837	—	—
Other noninterest expense	2,476	(291)	434
Balance, end of year	$8,388	$2,075	$2,366

At December 31, 2020, the reserve for unfunded commitments was $8.4 million, compared to $2.1 million and $2.4 million at December 31, 2019 and 2018, respectively. As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During 2020, the increase in the reserve for unfunded commitments was primarily due to economic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had seven credit relationships totaling $11.3 million of potential problem loans at December 31, 2020, compared with five credit relationships totaling $16.8 million of potential problem loans at December 31, 2019 and seven credit relationships totaling $17.8 million of potential problem loans at December 31, 2018.

Non-Performing Assets

In response to the COVID-19 pandemic, the CARES Act was passed in March 2020, which among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. Starting in March, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan.

Specifically, as discussed under the section entitled “Loan Portfolio” earlier in this Item 7, the Bank’s actions during the third and fourth quarters of 2020 included approval of an additional $75 million of new COVID-19 related loan modifications since June 30, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $240 million as of December 31, 2020, of which approximately $90 million had received an additional deferral. COVID-19 related loan modifications of approximately $714 million have returned to agreed-upon contractual terms and had made at least one required principal and/or interest payment since the end of their initial deferral period. Such loans represent elevated risk, therefore management continues to monitor these loans. The extent to which these measures will impact the Bank, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

The following table presents components of our non-performing assets (dollars in thousands).

	December 31,
	2020	2019	2018	2017	2016
Loans accounted for on a non-accrual basis:
Commercial real estate	$11,133	$7,308	$5,324	$19,724	$13,351
Commercial and industrial	34,049	15,262	14,870	20,878	13,932
Construction and land development	507	1,316	3,278	611	755
1-4 family residential	32,263	12,204	10,437	4,358	244
Consumer	28	26	41	56	—
Broker-dealer	—	—	—	—	—
	$77,980	$36,116	$33,950	$45,627	$28,282
Troubled debt restructurings included in accruing loans held for investment	1,954	2,173	1,339	1,433	1,699
Non-performing loans	$79,934	$38,289	$35,289	$47,060	$29,981

Non-performing loans as a percentage of total loans (1)	0.76%	0.40%	0.41%	0.58%	0.39%

Other real estate owned	$21,289	$18,202	$27,578	$40,627	$56,149

Other repossessed assets	$101	$—	$68	$323	$1,117

Non-performing assets (1)	$101,324	$56,491	$62,935	$88,010	$87,247

Non-performing assets as a percentage of total assets (1)	0.60%	0.37%	0.46%	0.65%	0.68%

Loans past due 90 days or more and still accruing	$243,630	$102,707	$83,131	$85,396	$47,659

(1)	Noted balances and percentages during all prior periods reflect reclassifications to conform to current period presentation.

At December 31, 2020, non-accrual loans included 60 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2020 also included $10.9 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2019, non-accrual loans included 23 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2019 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2018, non-accrual loans included 16 commercial and industrial relationships with loans secured by accounts receivable, life insurance, livestock, oil and gas, and equipment. Non-accrual loans at December 31, 2018 also included $3.4 million of loans secured by residential real estate which were classified as loans held for sale.

At December 31, 2020, TDRs were comprised of $2.0 million of loans that were considered to be performing and accruing, and of $16.0 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2019, TDRs were comprised of $2.2 million of loans that were considered to be performing and accruing, and $11.9 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2018, TDRs were comprised of $1.3 million related to loans that were considered to be performing and accruing, and of $5.9 million of loans considered to be non-performing reported in non-accrual loans. In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. Therefore, the Bank is not reporting COVID-19 related modifications as TDRs.

OREO increased from December 31, 2019 to December 31, 2020, primarily due to additions totaling $13.9 million, partially offset by disposals of $10.8 million. OREO as of December 31, 2019 decreased from December 31, 2018 primarily due to $14.0 million of disposals and fair value decreases, partially offset by additions of totaling $4.6 million. OREO as of December 31, 2018 decreased from December 31, 2017 due to $16.7 million of disposals and fair value decreases, partially offset by additions totaling $6.7 million. At both December 31, 2020 and 2019, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at December 31, 2020, 2019 and 2018 were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. As of December 31, 2020, $198.8 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced it will temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of December 31, 2020. As of December 31, 2020, $142.1 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2020		2019		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,304,475	0.00%	$2,635,924	0.00%	$2,504,599	0.00%
Interest-bearing demand deposits	5,284,582	0.31%	4,283,642	0.98%	4,025,259	0.66%
Savings deposits	231,996	0.07%	186,235	0.19%	201,328	0.11%
Time deposits	1,880,543	1.11%	1,446,614	2.02%	1,341,886	1.42%
	$10,701,596	0.35%	$8,552,415	0.84%	$8,073,072	0.57%

The maturity of consolidated interest-bearing time deposits of $100,000 or more at December 31, 2020 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$386,037
3 months to 6 months	393,175
6 months to 12 months	536,333
Over 12 months	183,599
$1,499,144

The banking segment experienced an increase of $384 million in interest-bearing time deposits of $100,000 or more at December 31, 2020, compared to December 31, 2019. The increase during 2020, compared to 2019, was primarily due to an increase in the use of brokered certificates of deposit to strengthen the Bank’s available liquidity position given the economic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions. This is compared to an increase of $96 million in interest-bearing time deposits of $100,000 or more at December 31, 2019, compared to December 31, 2018. The increase during 2019, compared to 2018, was primarily due customers locking in higher rates before the federal funds interest rate started to decrease during 2019 and a more competitive deposit pricing environment. At December 31, 2020, there were $1.5 billion in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings associated with continuing operations are shown in the table below (dollars in thousands).

		December 31,
	2020		2019		2018
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$695,798	1.46%	$1,424,010	2.41%	$1,065,807	2.15%
Notes payable	381,987	4.54%	256,269	4.70%	201,372	4.72%
Junior subordinated debentures	67,012	4.13%	67,012	5.75%	67,012	5.47%
	$1,144,797	2.51%	$1,747,291	2.90%	$1,334,191	2.63%

Short-term borrowings has historically consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The $728.2 million decrease in short-term borrowings at December 31, 2020, compared with December 31, 2019, included a decrease in borrowings in our banking and broker-dealer segments primarily associated with the increased utilization of available internal funds, a decrease in FHLB borrowings and a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers, partially offset by an increase in commercial paper used by the Hilltop Broker-Dealers to finance their activities. The $358.2 million increase in short-term borrowings at December 31, 2019 compared with December 31, 2018 included a net increase of $363.7 million in our banking segment primarily associated with increases in FHLB notes, partially offset by a net decrease of $5.5 million in short-term bank loans, securities sold under agreements to repurchase and commercial paper used by the Hilltop Broker-Dealers to finance their activities.

Notes payable at December 31, 2020 of $382.0 million was comprised of $148.9 million related to Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $196.8 million and mortgage origination segment borrowings of $36.2 million. Notes payable at December 31, 2019 of $283.8 million was comprised of $148.8 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within our banking segment of $28.8 million, and mortgage origination segment borrowings of $78.7 million. Notes payable at December 31, 2018 of $228.9 million was comprised of $148.6 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year held within our banking segment of $4.4 million, and mortgage origination segment borrowings of $48.4 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At December 31, 2020, Hilltop had $374.8 million in cash and cash equivalents, an increase of $269.2 million from $105.6 million at December 31, 2019. This increase in cash and cash equivalents was primarily due to the receipt of $196.6 million in net proceeds associated with the Subordinated Notes offering, cash proceeds of $154.1 million from the completed sale of NLC and $207.2 million of dividends from subsidiaries, partially offset by $32.5 million in cash dividends declared, $208.7 million of stock repurchases, including through the tender offer completed in November 2020, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

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

The FOMC reduced the target range for short-term rates by 150 basis points to a range of 0% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels, which resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To strengthen the Bank’s available liquidity position, we raised brokered deposits that totaled $1.4 billion at June 30, 2020, as well as swept an additional $200 million of deposits from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion at June 30, 2020. During the third and fourth quarters of 2020, given the continued strong cash and liquidity levels at the Bank, brokered deposits declined to $731.0 million and $1.0 billion as of December 31, 2020 and September 30, 2020, respectively, and the total funds swept from Hilltop Securities into the Bank was reduced further to approximately $700 million and $900 million as of December 31, 2020 and September 30, 2020, respectively.

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

Tender Offer

On September 23, 2020, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $350 million. On November 17, 2020, we completed our tender offer, repurchasing 8,058,947 shares of outstanding common stock at a price of $24.00 per share for a total of $193.4 million excluding fees and expenses. We funded the tender offer with cash on hand.

NLC Sale

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our former insurance segment, for cash proceeds of $154.1 million. During 2020, Hilltop recognized an aggregate gain associated with this transaction of $36.8 million, net of customary transaction costs of $5.1 million and was subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also agreed to enter into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. As a result, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements, and we no longer have an insurance segment.

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2020, we declared and paid cash dividends of $0.36 per common share, or $32.5 million.

On January 28, 2021, our board of directors declared a quarterly cash dividend of $0.12 per common share, payable on February 26, 2021 to all common stockholders of record as of the close of business on February 15, 2021.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2021, our board of directors authorized a new stock repurchase program through January 2022 pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

During 2020, we paid $15.2 million to repurchase an aggregate of 720,901 shares of common stock at a weighted average price of $21.13 per share. The purchases were funded from available cash balances.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At December 31, 2020, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At December 31, 2020, $200 million of our Subordinated Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is three-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2020 was 3.45%. The Debentures are callable at PCC’s discretion with a minimum of a 45 to 60-day notice. At December 31, 2020, $67.0 million of PCC’s Debentures were outstanding.

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

Bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, because Hilltop has grown above $15 billion in assets, if we make an acquisition in the future, the debentures issued to the Trusts may be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2020, under guidance issued by the Board of Governors of the Federal Reserve System.

Actual capital amounts and ratios as of December 31, 2020 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

At December 31, 2020, Hilltop had a total capital to risk weighted assets ratio of 22.34%, Tier 1 capital to risk weighted assets ratio of 19.57%, common equity Tier 1 capital to risk weighted assets ratio of 18.97% and a Tier 1 capital to average assets, or leverage, ratio of 12.64%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At December 31, 2020, PlainsCapital had a total capital to risk weighted assets ratio of 15.27%, Tier 1 capital to risk weighted assets ratio of 14.40%, common equity Tier 1 capital to risk weighted assets ratio of 14.40%, and a Tier 1 capital to average assets, or leverage, ratio of 10.44%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

We discuss regulatory capital requirements in more detail in Note 24 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of this Annual Report.

Banking Segment

Within our banking segment, our primary uses of cash are for customer withdrawals and extensions of credit as well as our borrowing costs and other operating expenses. Our corporate treasury group is responsible for continuously monitoring our liquidity position to ensure that our assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Our goal is to manage our liquidity position in a manner such that we can meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the FHLB. To supply liquidity over the longer term, we have access to brokered time deposits, term loans at the FHLB and borrowings under lines of credit with other financial institutions.

As previously discussed, to meet increased liquidity demands, to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations and to improve the Bank’s already strong liquidity position, we raised brokered deposits that totaled $731 million at December 31, 2020, down from $1.4 billion at June 30, 2020. Further, beginning in March 2020, an additional $200 million of deposits was swept from Hilltop Securities into the Bank, bringing the total funds swept from Hilltop Securities to approximately $1.5 billion until June 2020 when the total funds swept was reduced back to $1.3 billion at June 30, 2020. During the third and fourth quarters of 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced further to approximately $900 million as of September 30, 2020, and then approximately $700 million as of December 31, 2020. As a result, the Bank was able to further fortify its borrowing capacity through access to secured funding sources as summarized in the following table (in millions).

	December 31,
	2020	2019
FHLB capacity	$4,410	$3,207
Investment portfolio (available)	982	683
Fed deposits (excess daily requirements)	875	217
	$6,267	$4,107

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at December 31, 2020 is at a heightened level given the uncertain outlook for 2021 due to the COVID-19 pandemic. While the extent to which COVID-19 will impact the Bank is uncertain, the Bank is targeting available liquidity of between approximately $5 billion and $6 billion during 2021. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. While the Bank experienced an increase in non-brokered customer deposits during 2020, an economic recovery and improved commercial real estate investment outlook may result in an outflow of deposits at an accelerated pace as customers utilize such available funds for expanded operations and investment opportunities. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.58% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.40% of the Bank’s total deposits at December 31, 2020. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’

businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2020, Hilltop Securities had credit arrangements with four unaffiliated banks, with maximum aggregate commitments of up to $600.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At December 31, 2020, Hilltop Securities had no borrowings under its credit arrangements or its credit facilities.

During the fourth quarter of 2019, Hilltop Securities initiated two commercial paper programs, in the ordinary course of its business, of which the net proceeds (after deducting related issuance expenses) from the sale will be used for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The discount to maturity will be based on an interest factor and the CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of December 31, 2020, the weighted average maturity of the CP Notes was 146 days at a rate of 1.23%, with a weighted average remaining life of 70 days. At December 31, 2020, the amount outstanding under these secured arrangements was $277.6 million, which was collateralized by securities held for firm accounts valued at $296.3 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank which have an aggregate commitment of $3.3 billion, of which $2.5 billion was drawn at December 31, 2020. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were outstanding at December 31, 2020.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At December 31, 2020, these ABAs had combined available lines of credit totaling $170.0 million, $80.0 million of which was with a single unaffiliated bank, and the remaining $90.0 million of which was with the Bank. At December 31, 2020, Ventures Management had outstanding borrowings of $47.5 million, $11.3 million of which was with the Bank.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2020 (in thousands). Payments related to leases are based on actual payments specified in the underlying contracts, and the table below includes all leases that had commenced as of December 31, 2020. Payments related to short-term borrowings and long-term debt obligations include the estimated contractual interest payments under the respective agreements.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Short-term borrowings	$700,264	$—	$—	$—	$700,264
Long-term debt obligations	59,290	43,755	188,443	398,852	690,340
Finance lease obligations	1,212	2,521	2,049	1,411	7,193
Operating lease obligations	36,132	50,834	26,572	29,636	143,174
Total	$796,898	$97,110	$217,064	$429,899	$1,540,971

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

Banking Segment

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at December 31, 2020 and outstanding financial and performance standby letters of credit of $91.5 million at December 31, 2020.

Broker-Dealer Segment

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. Our significant accounting policies are presented in Note 1 to our consolidated financial statements, which are included in this Annual Report. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The significant accounting policies, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting.

Allowance for Credit Losses

The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our existing loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

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

Allowance for Loan Losses

Prior to the adoption of the Current Expected Credit Losses (“CECL”) methodology on January 1, 2020, our allowance for loan losses was a valuation allowance for probable losses existing in the loan portfolio. Loans were charged to the allowance when the loss was confirmed or when a determination was made that a probable loss had been incurred on a specific loan. Recoveries were credited as a reduction to the allowance at the time of recovery. Throughout the respective year, management estimated the probable level of losses to determine whether the allowance for credit losses was appropriate to absorb losses existing in the portfolio. Based on these estimates, an amount was charged to or recovered from the provision for loan losses in order to adjust the allowance to a level determined to be appropriate to absorb losses. Management’s judgment regarding the appropriateness of the allowance for loan losses involved consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the ability to collect certain loans, management also considered the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic or other conditions beyond our control.

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

At December 31, 2020, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $433 million, and included $350 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	December 31, 2020
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$6,096,909	$1,245,460	$1,970,402	$376,325	$93,474	$9,782,570
Securities	265,611	249,026	459,157	303,999	473,602	1,751,395
Federal funds sold and securities purchased under agreements to resell	386	—	—	—	—	386
Other interest sensitive assets	884,180	—	—	—	29,415	913,595
Total interest sensitive assets	7,247,086	1,494,486	2,429,559	680,324	596,491	12,447,946

Interest sensitive liabilities:
Interest bearing checking	$5,360,583	$—	$—	$—	$—	$5,360,583
Savings	276,327	—	—	—	—	276,327
Time deposits	458,223	1,151,845	187,704	32,623	324	1,830,719
Notes payable and other borrowings	180,393	215	668	831	3,076	185,183
Total interest sensitive liabilities	6,275,526	1,152,060	188,372	33,454	3,400	7,652,812

Interest sensitivity gap	$971,560	$342,426	$2,241,187	$646,870	$593,091	$4,795,134

Cumulative interest sensitivity gap	$971,560	$1,313,986	$3,555,173	$4,202,043	$4,795,134

Percentage of cumulative gap to total interest sensitive assets	7.80%	10.56%	28.56%	33.76%	38.52%

The positive GAP in the interest rate analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate GAP analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 50 to 100 basis points to determine the effect on net interest income changes for the next twelve months. The banking segment also measures the effects of changes in interest rates on economic value of equity by discounting projected cash flows of deposits and loans. Economic value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives.

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2020 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$61,317	16.39%	$687,498	42.44%
+200	$27,191	7.27%	$496,741	30.66%
+100	$3,346	0.89%	$271,386	16.75%
-50	$(3,266)	(0.87)%	$(212,535)	(13.12)%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2020 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

	December 31, 2020
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$26	$5,703	$27,131	$138,713	$171,573
U.S. government and government agency obligations	40,040	(8,029)	(24,609)	386,715	394,117
Corporate obligations	(5,179)	6,229	8,443	36,264	45,757
Total debt securities	34,887	3,903	10,965	561,692	611,447
Corporate equity securities	(3,004)	—	—	—	(3,004)
Other	4,970	—	—	—	4,970
	$36,853	$3,903	$10,965	$561,692	$613,413

Weighted average yield
Municipal obligations	0.00%	0.68%	1.17%	2.91%	2.56%
U.S. government and government agency obligations	0.00%	0.31%	0.95%	3.04%	2.64%
Corporate obligations	0.88%	2.27%	2.54%	3.11%	2.56%

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, the end of the period covered by this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2020, and issued an unqualified opinion thereon as stated in their report, which appears on page F-2.

Remediation of Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Following the identification of the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2019, related to certain aspects of the determination of the qualitative factors considered by management in the allowance for loan losses estimation process, we initiated remediation measures to address the material weakness. Management believes that it has completed its updates to the design and implementation of internal controls to remediate the material weakness and enhance the Company’s internal control environment. As previously reported, the remediation plan was implemented during the fourth quarter of 2019 and included an enhanced analysis to support the qualitative factors considered in the estimation of the allowance for loan losses as of December 31, 2019. Management believes that such enhanced controls, including new controls implemented as a part of the adoption of CECL on January 1, 2020, have been designed to address the material weakness. We completed our remediation activities by testing the operating effectiveness of the enhanced and newly implemented controls and found them to be effective. Based on the implementation work and results of testing performed, we have concluded that the previously identified material weakness has been remediated as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

2.2#

First Amendment to Stock Purchase Agreement by and among Hilltop Holdings Inc., ARC Insurance Holdings, Inc., Align NL Holdings, LLC and, for limited purposes set forth therein, Align Financial Holdings, LLC and MGI Holdings, Inc., dated June 30, 2020 (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2020 (File No. 001-31987) and incorporated therein by reference).

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

4.9.1

Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.9.2

First Supplemental Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.9.3

Second Supplemental Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.9.4

Form of 5.75% Fixed-to-Floating Rate Subordinated Notes due 2030 (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.9.5

Form of 6.125% Fixed-to-Floating Rate Subordinated Notes due 2035 (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.10*	Description of the Registrant’s Securities.

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

10.1.8†

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards beginning in 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2020 (File No. 001-31987) and incorporated herein by reference).

10.1.9†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2020 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2020 (File No. 001-31987) and incorporated herein by reference).

10.1.10†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2020 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2020 (File No. 001-31987) and incorporated herein by reference).

10.2.1†

Hilltop Holdings Inc. 2020 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.2.2†

Form of Restricted Stock Unit Award Agreement (Performance-Based) for awards beginning in 2020 (filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.2.3†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2020 (filed as Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.2.4†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2020 (filed as Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.3†

Hilltop Holdings Inc. Employee Stock Purchase Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.4†

Hilltop Holdings Inc. Annual Incentive Plan, effective September 20, 2012 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.5.1†

Employment Agreement, dated as of December 4, 2014, by and between Todd Salmans and Hilltop Holdings Inc. (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-31987) and incorporated herein by reference).

10.5.2†

First Amendment to Employment Agreement, dated as of November 8, 2017, by and between Todd Salmans and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2017 (File No. 001-31987) and incorporated herein by reference).

10.5.3†

Retention Agreement by and between Hilltop Holdings Inc. and Todd Salmans, dated as of October 25, 2019, but effective January 1, 2020 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2019 (File No. 001-31987) and incorporated herein by reference).

10.6†

Compensation arrangement of Jeremy B. Ford (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (File No. 001-31987) and incorporated herein by reference).

10.7.1†

Employment Agreement, dated as of September 1, 2016, by and between William Furr and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on September 7, 2016 (File No. 001-31987) and incorporated herein by reference).

10.7.2†

First Amendment to Employment Agreement by and between Hilltop Holdings Inc. and William B. Furr, dated as of August 30, 2019 (filed as Exhibit 10.7.2 to the Registrant’s Current Report on Form 8-K filed September 6, 2019 (File No. 001-31987) and incorporated herein by reference).

10.8†

Employment Agreement, dated as of November 20, 2018, by and between Hilltop Holdings Inc. and Martin B. Winges (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 12, 2018 (File No. 001-31987) and incorporated herein by reference).

10.9†

Retention Agreement, dated as of February 19, 2019, by and between Hill A. Feinberg and Hilltop Holdings Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2019 (File No. 001-31987) and incorporated herein by reference).

10.10†

Employment Agreement by and between Hilltop Holdings Inc. and Steve Thompson, dated as of October 25, 2019, but effective January 1, 2020 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2019 (File No. 001-31987) and incorporated herein by reference).

10.11†

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

10.15†

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

HILLTOP HOLDINGS INC.

Date: February 16, 2021	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	February 16, 2021
Jeremy B. Ford	(Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 16, 2021
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Chief Accounting Officer	February 16, 2021
Keith E. Bornemann	(Principal Accounting Officer)

Director
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	February 16, 2021
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	February 16, 2021
Tracy A. Bolt

/s/ J. Taylor Crandall	Director	February 16, 2021
J. Taylor Crandall

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	February 16, 2021
Charles R. Cummings

/s/ Hill A. Feinberg	Director	February 16, 2021
Hill A. Feinberg

/s/ Gerald J. Ford	Chairman of the Board	February 16, 2021
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 16, 2021
J. Markham Green

Director
William T. Hill, Jr.

/s/ Lee Lewis	Director	February 16, 2021
Lee Lewis

Director
Andrew J. Littlefair

/s/ W. Robert Nichols, III	Director	February 16, 2021
W. Robert Nichols, III

Director
Thomas C. Nichols

Director
Kenneth D. Russell

Director
A. Haag Sherman

/s/ Jonathan S. Sobel	Director	February 16, 2021
Jonathan S. Sobel

/s/ Robert Taylor, Jr.	Director	February 16, 2021
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 16, 2021
Carl B. Webb

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses for Loans Held for Investment – Collectively Evaluated

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $149 million as of December 31, 2020. Management’s allowance for credit losses for collectively evaluated loans is an estimate of expected losses over the lifetime of a loan within the Company’s existing loans held for investment portfolio and is based on historical experience, current conditions and reasonable and supportable forecasts. The credit loss estimation process considers the characteristics of the Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for collectively evaluated loans is calculated using statistical credit factors, including probabilities of default (“PD”) and loss given default (“LGD”), to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. As described by management, one of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. Management utilizes a single macroeconomic baseline scenario published by a third party that reflects the U.S. economic outlook. This baseline scenario utilizes multiple economic variables in forecasting the economic outlook. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product (GDP) growth rates and unemployment rate assumptions. Management also considers adjustments for certain conditions in the Company’s allowance for credit losses estimate qualitatively where they have not been measured directly in management’s collective assessments.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses for collectively evaluated loans held for investment is a critical audit matter are (i) the significant judgment by management in estimating the allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of GDP growth rate and unemployment rate forecasts within the macroeconomic baseline scenario, as well as qualitative adjustments to the allowance for credit losses; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for collectively evaluated loans held for investment, which included controls over evaluation and selection of the variables used in the macroeconomic baseline scenario as well as qualitative adjustments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for estimating the allowance for credit losses, which included (i) evaluating the appropriateness of the methodology and models, (ii) testing the completeness and accuracy of certain data used in the estimate, (iii) evaluating the reasonableness of management’s determination of the impact of GDP growth rate and unemployment rate forecasts within the macroeconomic baseline scenario and (iv) evaluating the reasonableness of qualitative adjustments to the allowance for credit losses.

Valuation of Mortgage Servicing Rights

As described in Notes 1 and 12 to the consolidated financial statements, the Company measures its residential mortgage servicing rights asset at fair value, which totaled $144 million as of December 31, 2020. Management estimates the fair value of residential mortgage servicing rights by valuing the projected net servicing cash flows, which are then discounted to estimate fair value using a discounted cash flow model. The significant unobservable inputs related to the valuation of residential mortgage servicing rights are the discount rate and the constant prepayment rate assumptions. As disclosed by management, the model assumptions and the mortgage servicing rights fair value estimates are compared to observable trades of similar portfolios as well as to broker valuations and industry surveys, as available.

The principal considerations for our determination that performing procedures relating to the valuation of mortgage servicing rights is a critical audit matter are (i) the significant judgment by management in estimating the fair value of residential mortgage servicing rights, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s estimate of the fair value of mortgage servicing rights and the constant prepayment rate and discount rate assumptions used in the estimate, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of mortgage servicing rights, which included controls over the constant prepayment rate and discount rate assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for estimating the valuation of mortgage servicing rights, which included (i) evaluating the appropriateness of the methodology, (ii) testing the completeness and accuracy of certain data used in the estimate, (iii) evaluating the reasonableness of the constant prepayment rate and discount rate assumptions used in the estimate and (iv) evaluating the reasonableness of the fair value of mortgage servicing rights, which included comparison to observable trades of similar portfolios and industry surveys.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 16, 2021

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Cash and due from banks	$1,062,560	$433,626
Federal funds sold	386	394
Assets segregated for regulatory purposes	290,357	157,436
Securities purchased under agreements to resell	80,319	59,031
Securities:
Trading, at fair value	694,255	689,576
Available for sale, at fair value, net (amortized cost of $1,435,919 and 899,817, respectively)	1,462,205	911,493
Held to maturity, at amortized cost, net (fair value of $326,671 and $388,930, respectively)	311,944	386,326
Equity, at fair value	140	166
	2,468,544	1,987,561

Loans held for sale	2,788,386	2,106,361
Loans held for investment, net of unearned income	7,693,141	7,381,400
Allowance for credit losses	(149,044)	(61,136)
Loans held for investment, net	7,544,097	7,320,264

Broker-dealer and clearing organization receivables	1,404,727	1,780,280
Premises and equipment, net	211,595	210,375
Operating lease right-of-use assets	105,757	114,320
Mortgage servicing rights	143,742	55,504
Other assets	555,983	404,754
Goodwill	267,447	267,447
Other intangible assets, net	20,364	26,666
Assets of discontinued operations	—	248,429
Total assets	$16,944,264	$15,172,448

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,612,384	$2,769,556
Interest-bearing	7,629,935	6,262,658
Total deposits	11,242,319	9,032,214

Broker-dealer and clearing organization payables	1,368,373	1,605,518
Short-term borrowings	695,798	1,424,010
Securities sold, not yet purchased, at fair value	79,789	43,817
Notes payable	381,987	256,269
Operating lease liabilities	125,450	125,619
Junior subordinated debentures	67,012	67,012
Other liabilities	632,889	348,519
Liabilities of discontinued operations	—	140,674
Total liabilities	14,593,617	13,043,652
Commitments and contingencies (see Notes 21 and 22)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 82,184,893 and 90,640,944 shares issued and outstanding at December 31, 2020 and 2019, respectively	822	906
Additional paid-in capital	1,317,929	1,445,233
Accumulated other comprehensive income	17,763	11,419
Retained earnings	986,792	644,860
Deferred compensation employee stock trust, net	771	776
Employee stock trust (6,930 and 7,794 shares, at cost, at December 31, 2020 and 2019, respectively)	(138)	(155)
Total Hilltop stockholders' equity	2,323,939	2,103,039
Noncontrolling interests	26,708	25,757
Total stockholders' equity	2,350,647	2,128,796
Total liabilities and stockholders' equity	$16,944,264	$15,172,448

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans, including fees	$433,311	$460,471	$436,725
Securities borrowed	51,360	69,582	66,914
Securities:
Taxable	48,273	58,493	46,665
Tax-exempt	6,698	6,159	6,834
Other	6,853	15,991	17,485
Total interest income	546,495	610,696	574,623

Interest expense:
Deposits	47,040	71,509	46,002
Securities loaned	42,816	60,086	56,733
Short-term borrowings	11,611	26,778	25,816
Notes payable	15,897	8,948	8,483
Junior subordinated debentures	2,772	3,851	3,663
Other	2,193	545	627
Total interest expense	122,329	171,717	141,324

Net interest income	424,166	438,979	433,299
Provision for credit losses	96,491	7,206	5,088
Net interest income after provision for credit losses	327,675	431,773	428,211

Noninterest income:
Net gains from sale of loans and other mortgage production income	1,001,059	504,935	445,116
Mortgage loan origination fees	171,769	130,003	103,563
Securities commissions and fees	142,720	137,742	150,989
Investment and securities advisory fees and commissions	131,327	103,787	90,066
Other	243,605	186,350	90,396
Total noninterest income	1,690,480	1,062,817	880,130

Noninterest expense:
Employees' compensation and benefits	1,059,645	844,602	757,214
Occupancy and equipment, net	99,416	113,336	113,923
Professional services	69,984	60,565	69,799
Other	224,758	193,386	212,392
Total noninterest expense	1,453,803	1,211,889	1,153,328

Income from continuing operations before income taxes	564,352	282,701	155,013
Income tax expense	133,071	63,714	34,227
Income from continuing operations	431,281	218,987	120,786
Income from discontinued operations, net of income taxes	38,396	13,990	4,941
Net income	469,677	232,977	125,727
Less: Net income attributable to noncontrolling interest	21,841	7,686	4,286
Income attributable to Hilltop	$447,836	$225,291	$121,441

Earnings per common share:
Basic:
Earnings from continuing operations	$4.59	$2.29	$1.23
Earnings from discontinued operations	0.43	0.15	0.05
	$5.02	$2.44	$1.28
Diluted:
Earnings from continuing operations	$4.58	$2.29	$1.23
Earnings from discontinued operations	0.43	0.15	0.05
	$5.01	$2.44	$1.28
Weighted average share information:
Basic	89,280	92,345	94,969
Diluted	89,304	92,394	95,067

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$469,677	$232,977	$125,727
Other comprehensive income:
Change in fair value of cash flow and fair value hedges, net of tax of $(820), $111 and $0, respectively	(2,950)	417	—
Net unrealized gains (losses) on securities available for sale, net of tax of $2,756, $6,276 and $(1,558), respectively	9,111	21,599	(5,632)
Reclassification adjustment for gains (losses) included in net income, net of tax of $55, $(573) and $0, respectively	183	(1,970)	—
Comprehensive income	476,021	253,023	120,095
Less: comprehensive income attributable to noncontrolling interest	21,841	7,686	4,286

Comprehensive income applicable to Hilltop	$454,180	$245,337	$115,809

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2017	95,982	$960	$1,526,369	$(394)	$384,545	$848	12	$(247)	$1,912,081	$2,726	$1,914,807
Net income	—	—	—	—	121,441	—	—	—	121,441	4,286	125,727
Other comprehensive loss	—	—	—	(5,632)	—	—	—	—	(5,632)	—	(5,632)
Stock-based compensation expense	—	—	8,454	—	—	—	—	—	8,454	—	8,454
Common stock issued to board members	30	—	654	—	—	—	—	—	654	—	654
Issuance of common stock related to share-based awards, net	327	3	(1,850)	—	—	—	—	—	(1,847)	—	(1,847)
Repurchases of common stock	(2,729)	(27)	(43,811)	—	(15,152)	—	—	—	(58,990)	—	(58,990)
Dividends on common stock ($0.28 per share)	—	—	—	—	(26,698)	—	—	—	(26,698)	—	(26,698)
Deferred compensation plan	—	—	—	—	—	(23)	(1)	30	7	—	7
Adoption of accounting standards	—	—	—	(2,601)	2,601	—	—	—	—	—	—
Net cash contributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	17,411	17,411
Balance, December 31, 2018	93,610	$936	$1,489,816	$(8,627)	$466,737	$825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	225,291	—	—	—	225,291	7,686	232,977
Other comprehensive income	—	—	—	20,046	—	—	—	—	20,046	—	20,046
Stock-based compensation expense	—	—	11,243	—	—	—	—	—	11,243	—	11,243
Common stock issued to board members	27	—	573	—	—	—	—	—	573	—	573
Issuance of common stock related to share-based awards, net	394	4	(1,982)	—	—	—	—	—	(1,978)	—	(1,978)
Repurchases of common stock	(3,390)	(34)	(54,417)	—	(18,934)	—	—	—	(73,385)	—	(73,385)
Dividends on common stock ($0.32 per share)	—	—	—	—	(29,627)	—	—	—	(29,627)	—	(29,627)
Deferred compensation plan	—	—	—	—	—	(49)	(3)	62	13	—	13
Adoption of accounting standards	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,352)	(6,352)
Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	447,836	—	—	—	447,836	21,841	469,677
Other comprehensive income	—	—	—	6,344	—	—	—	—	6,344	—	6,344
Stock-based compensation expense	—	—	14,089	—	—	—	—	—	14,089	—	14,089
Common stock issued to board members	31	—	586	—	—	—	—	—	586	—	586
Issuance of common stock related to share-based awards, net	293	3	(1,091)	—	—	—	—	—	(1,088)	—	(1,088)
Repurchases of common stock	(8,780)	(87)	(140,888)	—	(67,689)	—	—	—	(208,664)	—	(208,664)
Dividends on common stock ($0.36 per share)	—	—	—	—	(32,524)	—	—	—	(32,524)	—	(32,524)
Deferred compensation plan	—	—	—	—	—	(5)	(1)	17	12	—	12
Adoption of accounting standards (Note 2)	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(20,890)	(20,890)
Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$469,677	$232,977	$125,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	96,491	7,206	5,088
Depreciation, amortization and accretion, net	21,930	(1,483)	(5,272)
Deferred income taxes	16,583	(4,063)	13,009
Other, net	11,849	15,445	8,972
Net change in securities purchased under agreements to resell	(21,288)	2,580	124,926
Net change in trading securities	(4,679)	55,890	(14,781)
Net change in broker-dealer and clearing organization receivables	515,073	(338,158)	23,618
Net change in other assets	(78,997)	61,688	33,321
Net change in broker-dealer and clearing organization payables	(152,158)	206,170	(7,054)
Net change in other liabilities	249,313	78,245	(78,708)
Net change in securities sold, not yet purchased	35,972	(37,850)	(151,154)
Proceeds from sale of mortgage servicing rights asset	35,142	—	9,303
Change in valuation of mortgage servicing rights asset	37,926	24,353	4,337
Net gains from sales of loans	(1,001,059)	(504,935)	(445,116)
Loans originated for sale	(26,766,999)	(16,644,259)	(14,287,551)
Proceeds from loans sold	26,848,663	16,413,647	15,037,339
Net cash provided by (used in) operating activities for continuing operations	313,439	(432,547)	396,004
Net cash used in operating activities for discontinued operations	(33,003)	(476)	(6,464)
Net cash provided by (used in) operating activities	280,436	(433,023)	389,540
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	81,140	73,924	43,699
Proceeds from sales, maturities and principal reductions of securities available for sale	433,828	296,812	215,368
Purchases of securities held to maturity	(7,553)	(109,622)	(39,259)
Purchases of securities available for sale	(975,289)	(415,763)	(306,005)
Net change in loans held for investment	(457,540)	(423,890)	(110,615)
Purchases of premises and equipment and other assets	(37,746)	(42,287)	(67,726)
Proceeds from sales of premises and equipment and other real estate owned	21,512	14,309	25,847
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	22,808	(17,092)	3,198
Net cash paid for acquisition	—	—	(63,245)
Other, net	—	904	(49)
Net cash used in investing activities for continuing operations	(918,840)	(622,705)	(298,787)
Net cash provided by investing activities for discontinued operations	1,941	18,413	9,120
Net cash received from disposal of discontinued operations	89,233	—	—
Net cash used in investing activities	(827,666)	(604,292)	(289,667)
Financing Activities
Net change in deposits	2,125,118	600,481	196,060
Net change in short-term borrowings	(729,110)	358,203	(140,617)
Proceeds from notes payable	1,451,249	1,055,772	664,045
Payments on notes payable	(1,325,711)	(1,000,960)	(643,921)
Payments to repurchase common stock	(208,664)	(73,385)	(58,990)
Dividends paid on common stock	(32,524)	(29,627)	(26,698)
Net cash distributed to (from) noncontrolling interest	(20,890)	(6,352)	17,411
Other, net	(1,724)	(2,494)	(2,657)
Net cash provided by financing activities	1,257,744	901,638	4,633

Net change in cash, cash equivalents and restricted cash	710,514	(135,677)	104,506
Cash, cash equivalents and restricted cash, beginning of year	642,789	778,466	673,960
Cash, cash equivalents and restricted cash, end of year	$1,353,303	$642,789	$778,466

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,062,560	$433,626	$598,999
Cash and due from banks, included within assets of discontinued operations	—	51,333	45,074
Federal funds sold	386	394	400
Assets segregated for regulatory purposes	290,357	157,436	133,993
Total cash, cash equivalents and restricted cash	$1,353,303	$642,789	$778,466
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$124,934	$168,535	$143,201
Cash paid for income taxes, net of refunds	$123,553	$56,901	$8,378
Supplemental Schedule of Non-Cash Activities
Derecognition of construction in progress related to build-to-suit lease obligations	$—	$—	$27,802
Conversion of loans to other real estate owned	$13,865	$4,669	$6,899
Additions to mortgage servicing rights	$162,914	$13,755	$25,028

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

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of National Lloyds Corporation (“NLC”), which comprised the operations of the former insurance segment, for cash proceeds of $154.1 million and was subject to post-closing adjustments. Accordingly, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. For further details, see Note 3 to the consolidated financial statements.

As a result of the above noted sale of NLC, the Company, headquartered in Dallas, Texas, provides its products and services through two primary business units within continuing operations, PlainsCapital Corporation (“PCC”) and Hilltop Securities Holdings LLC (“Securities Holdings”). PCC is a financial holding company, that provides, through its subsidiaries, traditional banking, wealth and investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, clearing, securities lending, structured finance and retail brokerage services throughout the United States. Unless otherwise noted, the Company’s notes to the consolidated financial statements present information limited to continuing operations.

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

Basis of Presentation

The audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Other than changes related to the implementation of the current expected credit losses (“CECL”) standard, as further described in Note 2 to the consolidated financial statements, the Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Momentum Independent Network Inc., formerly Hilltop Securities Independent Network Inc., (“Momentum Independent Network” and collectively with Hilltop Securities, the “Hilltop Broker-Dealers”) and Hilltop Securities Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), Momentum Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 20 to the consolidated financial statements and are collectively referred to as the “Hilltop Plaza Entities.”

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Under the new credit loss guidance adopted on January 1, 2020, the previous other-than-temporary-impairment (“OTTI”) model was replaced. Under the OTTI model, credit losses were recognized as a reduction to the cost basis of the investment with recovery of an impairment loss recognized prospectively over time as interest income, and reversals of impairment were not allowed. Effective January 1, 2020, if the Company intends to sell a debt security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses, with any incremental impairment reported in earnings. Reversals of the allowance for credit losses are permitted and should not exceed the allowance amount initially recognized.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Therefore, for those securities, the Company does not record expected credit losses.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet between 30 and 45 days. Substantially all mortgage loans originated by PrimeLending are sold to various investors in the secondary market, historically with the majority with servicing released. Mortgage loans held for sale are carried at fair value in accordance with the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. In addition, certain mortgage loans guaranteed by U.S. Government agencies and sold into Government National Mortgage Association (“GNMA”) pools may, under certain conditions specified in the government programs, become subject to repurchase by PrimeLending. When such loans subject to repurchase no longer qualify for sale accounting, they are reported as loans held for sale in the consolidated balance sheets.

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

The Company follows applicable regulatory guidance when measuring past due status. The Company uses the actual days elapsed since the payment due date of the loan to determine delinquency. In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals for up to 90 days and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. These modifications generally meet the criteria of the CARES Act, and therefore, the Company does not account for such loan modifications as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

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

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for loans not evaluated for specific reserves is calculated using statistical credit factors, including probabilities of default (“PD”) and loss given default (“LGD”), to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. Economic forecasts are applied over the period management believes it can estimate reasonable and supportable forecasts. Reasonable and supportable forecast periods and reversion assumptions to historical data are credit model specific. The Company typically forecasts economic variables over a one to four year horizon. Prepayments are estimated by loan type using historical information and adjusted for current and future conditions.

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

1-4 Family Residential Loans. The 1-4 family residential loan portfolio is segmented into pools of residential real estate loans with similar credit risk characteristics. For 1-4 family residential loans, the Company utilizes separate credit models designed for these types of loans to estimate the PD and LGD grades for the allowance for credit losses calculation. The models calculate expected losses and prepayments using borrower information at origination, including FICO score, loan type, collateral type, lien position, geography, origination year, and loan to value. Past due status post-origination is also a key input in the models. Current and future changes in economic conditions, including unemployment rates, home prices, index rates, and mortgage rates, are also considered. New originations and loan purchases are scored using the FICO score at origination. FICO score bands are assigned following prevalent industry standards and are used as the credit quality indicator for these types of loans. Substandard non-accrual loans are treated as a separate category in the credit scoring grid as the probability of default is 100% and the FICO score is no longer a relevant predictor.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Allowance for Loan Losses for Loans Held for Investment

Prior to the adoption of the new CECL standard as described in Note 2 to the consolidated financial statements, the Company’s allowance for loan losses was a reserve established through a provision for loan losses charged to or recovered from expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans at the balance sheet date. The allowance for loan losses included allowance allocations calculated in accordance with the regulatory Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. The level of the allowance reflected management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilized its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond its control, including the performance of the loan portfolio, the economy and changes in interest rates.

The Bank’s allowance for loan losses consisted of three elements: (i) specific valuation allowances established for probable losses on individually impaired loans; (ii) general historical valuation allowances calculated based on historical loan loss experience for homogenous loans with similar collateral; and (iii) valuation allowances to adjust general reserves based on current economic conditions and other qualitative risk factors, including projected loss emergence period, both internal and external to the Bank.

Changes in the volume and severity of past due, non-accrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. Classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. The magnitude of the impact of these factors on the qualitative assessment of the allowance for loan loss changes from quarter to quarter. Periodically, management conducted an analysis to estimate the loss emergence period for each loan portfolio segment based on historical charge-offs, loan type and loan payment history and considered available industry peer bank data. Model output by loan category was reviewed to evaluate the reasonableness of the reserve levels in comparison to the estimated loss emergence period applied to historical loss experience.

In connection with business combinations, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans were accounted for in pools as well as on an individual loan basis. Cash flows expected to be collected were recast quarterly for each loan or pool. These evaluations required the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions (similar to those used for the initial fair value estimate). Management judgment was applied in developing these assumptions. If expected cash flows for a loan or pool decreased, an increase in the allowance for loan losses was made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increased, any previously established allowance for loan losses was reversed and any remaining difference increased the accretable yield. This increase in accretable yield was taken into income over the remaining life of the loan.

Loans without evidence of credit impairment at acquisition were subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses was calculated using a methodology similar to that described above for originated loans. The allowance as determined for each loan collateral type was compared to the remaining fair value discount for that loan collateral type. If greater, the excess was recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance was recorded. Charge-offs and losses first reduced any remaining fair value discount for the loan and once the discount was depleted, losses were applied against the allowance established for that loan.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on the straight-line method over the estimated useful lives of the assets, which range between 3 and 25 years. Gains or losses on disposals of premises and equipment are included in results of operations.

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

Other Real Estate Owned

Real estate acquired through foreclosure (“OREO”) is included in other assets within the consolidated balance sheets and is carried at management’s estimate of fair value, less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against the allowance for credit losses when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. Valuation adjustments, revenue and expenses from operations of the properties and resulting gains or losses on sale are included within the consolidated statements of operations in other noninterest income or expense, as appropriate.

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.3 million, $0.2 million and $0.2 million during 2020, 2019 and 2018, respectively, were amortized and included in interest expense within the consolidated statements of operations. In May 2020 and April 2015, debt issuance costs of $3.2 million and $1.9 million, respectively, were capitalized in connection with Hilltop’s issuance of the Subordinated Notes due 2030 and 2035 (defined hereafter) and the 5% senior notes due 2025 (defined hereafter), respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s intangible assets primarily consist of core deposits, trade names and customer relationships. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including core deposits, and customer relationships, are amortized on an accelerated basis. Amortization of intangible assets is recorded in other noninterest expense within the consolidated statements of operations. Intangible assets with indefinite useful lives are tested for impairment on an annual basis as of October 1st, or more often if events or circumstances indicate there may be impairment, and not amortized until their lives are determined to be definite. Intangible assets with definite useful lives, premises and equipment, operating lease ROU assets, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. Impaired assets are recorded at fair value.

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

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method because there were no instruments which qualified as participating securities during 2020, 2019 or 2018.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During 2020, 2019 and 2018, restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In March 2020, FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. Further, in January 2021, FASB issued ASU 2021-01, which clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment are in the scope of ASU 2020-04 and therefore qualify for the available temporary optional expedients and exceptions. As such, entities that employ derivatives that are the designated hedged item in a hedge relationship where perfect effectiveness is assumed can continue to apply hedge accounting without de-designating the hedging relationship to the extent such derivatives are impacted by the discounting transition. The Company adopted the provisions of ASU 2020-04, as well as retrospectively applied the amendments of ASU 2021-01, as of December 31,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2020. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In January 2020, FASB issued ASU 2020-01 to clarify the interaction among ASC 321, ASC 323, and ASC 815 for equity securities, equity method investments, and certain financial instruments to acquire equity securities. ASU 2020-01 clarifies whether re-measurement of equity investments is appropriate when observable transactions cause the equity method to be triggered or discontinued. ASU 2020-01 also provides that certain forward contracts and purchased options to acquire equity securities will be measured under ASC 321 without an assessment of subsequent accounting upon settlement or exercise. The amendment is effective in periods beginning after December 15, 2020. The Company adopted the provisions of ASU 2020-01 as of January 1, 2021. The impact of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

T

3. Discontinued Operations

NLC Sale

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the former insurance segment, for cash proceeds of $154.1 million. During 2020, Hilltop recognized an aggregate gain associated with this transaction of $36.8 million, net of customary transaction costs of $5.1 million and was subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code.

During the first quarter of 2020, management determined that the pending sale of NLC met the criteria to be presented as discontinued operations. Therefore, NLC’s results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. All related notes to consolidated financial statements for discontinued operations have been included in this note. The following table details the carrying amounts of assets and liabilities of NLC reflected in the consolidated balance sheet under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, at December 31, 2019.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the results of discontinued operations for NLC for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Interest income:
Securities:
Taxable	$1,752	$3,611	$4,310
Other	71	522	495
Total interest income	1,823	4,133	4,805

Interest expense:
Notes payable	775	1,806	1,780

Noninterest income:
Net insurance premiums earned	65,077	132,284	136,751
Other	3,051	10,915	5,909
Total noninterest income	68,128	143,199	142,660

Noninterest expense:
Employees' compensation and benefits	6,002	11,663	11,474
Occupancy and equipment, net	464	991	1,284
Professional services	18,201	35,528	35,953
Loss and loss adjustment expenses	38,419	68,940	79,347
Other	3,987	10,796	11,863
Total noninterest expense	67,073	127,918	139,921

Income from discontinued operations before income taxes	2,103	17,608	5,764
Gain on disposal of discontinued operations	36,811	—	—
Income tax expense	518	3,618	823
Income from discontinued operations, net of income taxes	$38,396	$13,990	$4,941

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

NLC had unrealized net gains of $1.1 million during 2020 from the equity securities held at December 31, 2019, measured using Level 1 inputs on a recurring basis. NLC recognized net gains of $1.9 million during 2019 due to changes in the fair value of equity securities still held at the balance sheet date.

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

	Year Ended December 31,
	2020		2019		2018
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$63,811	$61,384	$125,157	$126,434	$129,611	$133,112
Reinsurance assumed	6,396	6,452	13,148	13,041	12,917	12,516
Reinsurance ceded	(2,759)	(2,759)	(7,191)	(7,191)	(8,749)	(8,877)
Net premiums	$67,448	$65,077	$131,114	$132,284	$133,779	$136,751

The effects of reinsurance on incurred losses and LAE are included within discontinued operations for all periods and are as follows (in thousands).

	Year Ended December 31,
	2020	2019	2018
Losses and LAE incurred	$38,225	$68,130	$76,464
Reinsurance recoverables	194	810	2,883
Net loss and LAE incurred	$38,419	$68,940	$79,347

Costs of acquiring insurance primarily consist of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and LAE, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2019, there was no premium deficiency.

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLC are deferred and charged against income ratably over the terms of the related policies. A summary of the activity in deferred policy acquisition costs included within discontinued operations for all periods is as follows (in thousands).

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$15,672	$16,633	$16,988
Acquisition expenses capitalized	17,642	32,245	34,328
Amortization charged to income	(16,967)	(33,206)	(34,683)
Balance, end of year	$16,347	$15,672	$16,633

Insurance Losses and Loss Adjustment Expenses

At December 31, 2019, our gross reserve for unpaid losses and LAE reflected in the consolidated balance sheet under the caption “Liabilities of discontinued operations” was $15.3 million, including estimated recoveries from reinsurance of $1.0 million. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each insurance subsidiary and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims was based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

The methods that our actuaries utilized to estimate ultimate loss and LAE amounts were the paid and reported loss development method and the paid and reported Bornhuetter-Ferguson method. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. NLC’s liabilities for unpaid losses represent the best estimate at a given point in time of what it expects to pay claimants,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

based on facts, circumstances and historical trends then known. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims.

4. Acquisition

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Fair Value Measurements

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2020 and 2019, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $2.52 billion and $1.94 billion, respectively, and the unpaid principal balance of those loans was $2.41 billion and $1.88 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

MSR Asset — The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 12 to the consolidated financial statements. The increase in the weighted average discount rate used to value the MSR asset at December 31, 2020, compared to December 31, 2019, addresses the effect of the reduction in third-party servicing outlets beginning in the second quarter of 2020 resulting from the impact of the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”). The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing.

Securities Sold, Not Yet Purchased — Securities sold, not yet purchased are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed above for trading and available for sale securities.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2020	Inputs	Inputs	Inputs	Fair Value
Trading securities	$45,390	$648,865	$—	$694,255
Available for sale securities	—	1,462,205	—	1,462,205
Equity securities	140	—	—	140
Loans held for sale	—	2,449,588	71,816	2,521,404
Derivative assets	—	126,898	—	126,898
MSR asset	—	—	143,742	143,742
Securities sold, not yet purchased	54,494	25,295	—	79,789
Derivative liabilities	—	74,598	—	74,598

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Level 1	Level 2	Level 3	Total
December 31, 2019	Inputs	Inputs	Inputs	Fair Value
Trading securities	$—	$689,576	$—	$689,576
Available for sale securities	—	911,493	—	911,493
Equity securities	166	—	—	166
Loans held for sale	—	1,868,518	67,195	1,935,713
Derivative assets	—	33,129	—	33,129
MSR asset	—	—	55,504	55,504
Securities sold, not yet purchased	29,080	14,737	—	43,817
Derivative liabilities	—	17,140	—	17,140

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers into	Included in	Comprehensive	Balance at
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2020
Loans held for sale	$67,195	$61,410	$(57,682)	$10,323	$(9,430)	$—	$71,816
MSR asset	55,504	162,914	(36,750)	—	(37,926)	—	143,742
Total	$122,699	$224,324	$(94,432)	$10,323	$(47,356)	$—	$215,558

Year ended December 31, 2019
Loans held for sale	$50,464	$60,475	$(34,849)	$1,136	$(10,031)	$—	$67,195
MSR asset	66,102	13,755	—	—	(24,353)	—	55,504
Total	$116,566	$74,230	$(34,849)	$1,136	$(34,384)	$—	$122,699

Year ended December 31, 2018
Loans held for sale	$36,972	$61,573	$(41,801)	$—	$(6,280)	$—	$50,464
MSR asset	54,714	25,028	(9,303)	—	(4,337)	—	66,102
Total	$91,686	$86,601	$(51,104)	$—	$(10,617)	$—	$116,566

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at December 31, 2020.

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2020				2019
Loans held for sale	Market comparable	Projected price	91	-	94%	(94%)	92	-	96%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			12.15%				13.16%
		Discount rate			14.60%				11.14%

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

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$52,296	$—	$52,296	$12,775	$—	$12,775	$(8,063)	$—	$(8,063)
MSR asset	(37,926)	—	(37,926)	(24,353)	—	(24,353)	(4,337)	—	(4,337)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company determines the fair value of OREO on a non-recurring basis. In particular, the fair value of properties are determined at their respective acquisition date fair values. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. At December 31, 2020 and 2019, the estimated fair value of OREO was $21.3 million and $18.2 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded total losses of $4.4 million, $1.4 million and $2.8 million during 2020, 2019 and 2018, respectively, which represent a change in fair value subsequent to initial recognition of the asset.

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

Loans Held for Sale — Loans held for sale includes mortgage loans held for sale that are guaranteed by U.S. government agencies that are subject to repurchase, or have been repurchased, by PrimeLending and certain mortgage loans originated by PrimeLending on behalf of the Bank. Such loans are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2020	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,062,946	$1,062,946	$—	$—	$1,062,946
Assets segregated for regulatory purposes	290,357	290,357	—	—	290,357
Securities purchased under agreements to resell	80,319	—	80,319	—	80,319
Held to maturity securities	311,944	—	326,671	—	326,671
Loans held for sale	266,982	—	266,982	—	266,982
Loans held for investment, net	7,544,097	—	437,007	7,351,411	7,788,418
Broker-dealer and clearing organization receivables	1,404,727	—	1,404,727	—	1,404,727
Other assets	74,881	—	73,111	1,770	74,881

Financial liabilities:
Deposits	11,242,319	—	11,256,629	—	11,256,629
Broker-dealer and clearing organization payables	1,368,373	—	1,368,373	—	1,368,373
Short-term borrowings	695,798	—	695,798	—	695,798
Debt	448,999	—	448,999	—	448,999
Other liabilities	6,133	—	6,133	—	6,133

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2019	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$434,020	$434,020	$—	$—	$434,020
Assets segregated for regulatory purposes	157,436	157,436	—	—	157,436
Securities purchased under agreements to resell	59,031	—	59,031	—	59,031
Held to maturity securities	386,326	—	388,930	—	388,930
Loans held for sale	170,648	—	170,648	—	170,648
Loans held for investment, net	7,320,264	—	576,527	6,990,706	7,567,233
Broker-dealer and clearing organization receivables	1,780,280	—	1,780,280	—	1,780,280
Other assets	71,040	—	69,580	1,460	71,040

Financial liabilities:
Deposits	9,032,214	—	9,032,496	—	9,032,496
Broker-dealer and clearing organization payables	1,605,518	—	1,605,518	—	1,605,518
Short-term borrowings	1,424,010	—	1,424,010	—	1,424,010
Debt	323,281	—	323,281	—	323,281
Other liabilities	8,340	—	8,340	—	8,340

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company held equity investments other than securities of $63.6 million and $36.6 million at December 31, 2020 and 2019, respectively, which are included within other assets in the consolidated balance sheets. Of the $63.6 million of such equity investments held at December 31, 2020, $22.8 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the adjustments to the carrying value of these investments (in thousands).

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$19,771	$20,376
Additional investments	500	—
Upward adjustments	4,188	403
Impairments and downward adjustments	(1,615)	(1,008)
Dispositions	—	—
Balance, end of year	$22,844	$19,771

6. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2020	2019
U.S. Treasury securities	$40,491	$—
U.S. government agencies:
Bonds	40	24,680
Residential mortgage-backed securities	336,081	331,601
Commercial mortgage-backed securities	876	2,145
Collateralized mortgage obligations	69,172	191,154
Corporate debt securities	62,481	36,973
States and political subdivisions	171,573	93,117
Unit investment trusts	—	3,468
Private-label securitized product	8,571	2,992
Other	4,970	3,446
Totals	$694,255	$689,576

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $79.8 million and $43.8 million at December 31, 2020 and 2019, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$82,036	$1,095	$(325)	$82,806
Residential mortgage-backed securities	624,863	17,194	(446)	641,611
Commercial mortgage-backed securities	124,929	768	(1,159)	124,538
Collateralized mortgage obligations	559,362	6,916	(370)	565,908
States and political subdivisions	44,729	2,613	—	47,342
Totals	$1,435,919	$28,586	$(2,300)	$1,462,205

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$84,590	$1,049	$(64)	$85,575
Residential mortgage-backed securities	430,514	6,662	(147)	437,029
Commercial mortgage-backed securities	11,488	543	—	12,031
Collateralized mortgage obligations	333,256	3,175	(815)	335,616
States and political subdivisions	39,969	1,273	—	41,242
Totals	$899,817	$12,702	$(1,026)	$911,493

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$13,547	$708	$—	$14,255
Commercial mortgage-backed securities	152,820	9,205	—	162,025
Collateralized mortgage obligations	74,932	2,036	—	76,968
States and political subdivisions	70,645	2,778	—	73,423
Totals	$311,944	$14,727	$—	$326,671

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$24,020	$10	$(35)	$23,995
Residential mortgage-backed securities	17,776	295	—	18,071
Commercial mortgage-backed securities	161,624	2,810	(655)	163,779
Collateralized mortgage obligations	113,894	226	(904)	113,216
States and political subdivisions	69,012	1,013	(156)	69,869
Totals	$386,326	$4,354	$(1,750)	$388,930

Additionally, the Company had unrealized net gains of $0.1 million at both December 31, 2020 and 2019 from equity securities with fair values of $0.1 million and $0.2 million at December 31, 2020 and 2019, respectively. The Company recognized nominal net gains and losses during 2020 and 2019 due to changes in the fair value of equity securities still held at the balance sheet date. During 2020 and 2019, net gains and losses recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding available for sale, held to maturity and equity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2020			December 31, 2019
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	8	$60,298	$325	2	$24,937	$64
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	8	60,298	325	2	24,937	64
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	15	86,287	429	37	36,187	87
Unrealized loss for twelve months or longer	—	—	—	2	13,683	58
	15	86,287	429	39	49,870	145
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	10	105,386	1,176	1	9,967	2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	10	105,386	1,176	1	9,967	2
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	10	101,990	324	15	94,545	446
Unrealized loss for twelve months or longer	5	13,611	46	13	46,217	369
	15	115,601	370	28	140,762	815
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	—	—	—	1	487	—
	—	—	—	1	487	—
Total available for sale:
Unrealized loss for less than twelve months	43	353,961	2,254	55	165,636	599
Unrealized loss for twelve months or longer	5	13,611	46	16	60,387	427
	48	$367,572	$2,300	71	$226,023	$1,026

	December 31, 2020			December 31, 2019
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	$—	$—	2	$9,665	$35
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	9,665	35
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	8	44,610	656
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	8	44,610	656
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	4	23,904	287
Unrealized loss for twelve months or longer	—	—	—	8	59,560	617
	—	—	—	12	83,464	904
States and political subdivisions:
Unrealized loss for less than twelve months	2	578	—	38	15,996	124
Unrealized loss for twelve months or longer	—	—	—	4	1,099	31
	2	578	—	42	17,095	155
Total held to maturity:
Unrealized loss for less than twelve months	2	578	—	52	94,175	1,102
Unrealized loss for twelve months or longer	—	—	—	12	60,659	648
	2	$578	$—	64	$154,834	$1,750

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at December 31, 2020 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,999	$5,072	$645	$646
Due after one year through five years	61,182	62,636	1,225	1,273
Due after five years through ten years	17,537	18,179	8,205	8,525
Due after ten years	43,047	44,261	60,570	62,979
	126,765	130,148	70,645	73,423

Residential mortgage-backed securities	624,863	641,611	13,547	14,255
Collateralized mortgage obligations	559,362	565,908	74,932	76,968
Commercial mortgage-backed securities	124,929	124,538	152,820	162,025
	$1,435,919	$1,462,205	$311,944	$326,671

During 2020, 2019 and 2018, the Company recognized net gains from its trading portfolio of $122.0 million, $20.5 million and $6.2 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $77.1 million, $132.7 million and $41.9 million during 2020, 2019 and 2018, respectively. During 2020 and 2019, the Company had other realized gains on securities of $0.2 million and other realized losses on securities of $2.5 million, respectively, while other net realized gains on securities during 2018 were nominal. All such net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $712.3 million and $576.0 million (with a fair value of $733.8 million and $583.6 million, respectively) at December 31, 2020 and 2019, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2020 and 2019.

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

7. Loans Held for Investment

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	December 31,
	2020	2019
Commercial real estate	$3,133,903	$3,000,523
Commercial and industrial (1)	2,627,774	2,025,720
Construction and land development	828,852	940,564
1-4 family residential	629,938	791,020
Consumer	35,667	47,046
Broker-dealer (2)	437,007	576,527
	7,693,141	7,381,400
Allowance for credit losses	(149,044)	(61,136)
Total loans held for investment, net of allowance	$7,544,097	$7,320,264
(1)	Included loans totaling $486.7 million at December 31, 2020 funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans				Interest Income
	December 31, 2020				Recognized (1)
	With	With No		December 31,	Year Ended
	Allowance	Allowance	Total	2019	December 31, 2020
Commercial real estate:
Non-owner occupied	$1,213	$445	$1,658	$3,813	$1,364
Owner occupied	3,473	6,002	9,475	3,495	295
Commercial and industrial	10,821	23,228	34,049	15,262	2,362
Construction and land development	102	405	507	1,316	110
1-4 family residential	4,726	16,651	21,377	7,382	1,568
Consumer	28	—	28	26	122
Broker-dealer	—	—	—	—	—
	$20,363	$46,731	$67,094	$31,294	$5,821

(1)Interest income recognized on non-accrual loans during 2019 and 2018 was $1.6 million and $1.4 million, respectively.

At December 31, 2020 and 2019, $10.9 million and $4.8 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis increased from December 31, 2019 to December 31, 2020, by $35.8 million. A number of loans previously accounted for in accruing pools under ASC 310-30 were reclassified to non-accrual in the CECL transition. The increase in commercial real estate loans in non-accrual status at December 31, 2020 of $3.8 million was primarily related to the addition of loans totaling $8.4 million, of which $6.8 million were previously accruing at December 31, 2019, partially offset by the resolution of loans totaling $4.5 million. Commercial real estate loans in non-accrual status carried a reserve of $1.1 million at December 31, 2020. The increase in commercial and industrial loans in non-accrual status since December 31, 2019 was primarily due to a small number of relationships that included loans totaling $18.9 million and a CECL transition gross-up adjustment of $4.3 million related to a single loan. Commercial and industrial loans in non-accrual status carried a reserve of $7.9 million at December 31, 2020. The increase in 1-4 family residential loans in non-accrual status at December 31, 2020, compared to December 31, 2019, was primarily related to the addition of $17.1 million of loans in non-accrual status, of which $15.0 million were previously accruing at December 31, 2019, partially offset by both the return to accruing classification and resolution of loans totaling $3.2 million. 1-4 family residential loans in non-accrual status carried a reserve of $0.7 million at December 31, 2020.

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

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. (Section 541) of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends certain relief provisions from the March CARES Act that were set to expire at the end of 2020. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Bank’s COVID-19 payment deferral programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan. The Bank’s actions included approval of approximately $968 million in COVID-19 related loan modifications as of June 30, 2020. During the third and fourth quarters of 2020, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $75 million of new COVID-19 related loan modifications since June 30, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $240 million as of December 31, 2020, of which approximately $90 million had received an additional deferral. COVID-19 related loan modifications of approximately $714 million have returned to agreed-upon contractual terms and had made at least one required principal and/or interest payment since the end of their initial deferral period. Such loans represent elevated risk, therefore management continues to monitor these loans. The extent to which these measures will impact the Bank is uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-accrual status during future periods is uncertain and will depend on future developments that cannot be predicted.

Information regarding TDRs granted during 2020 and 2019 that do not qualify for the CARES Act exemption is shown in the following table (dollars in thousands). There were no TDRs granted during 2018.

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Period	Loans	Extension	End of Period
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	—	—	—	—	—	—
Commercial and industrial	3	9,464	4,116	4	9,618	8,566
Construction and land development	—	—	—	—	—	—
1-4 family residential	5	438	438	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	8	$9,902	$4,554	4	$9,618	$8,566

All of the loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured loans during 2020, 2019 or 2018.

At December 31, 2020 and 2019, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs. There were no TDRs granted during the twelve months preceding December 31, 2020, 2019 or 2018 for which a payment was at least 30 days past due.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
December 31, 2020	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,919	$—	$199	$2,118	$1,786,193	$1,788,311	$—
Owner occupied	195	522	8,328	9,045	1,336,547	1,345,592	—
Commercial and industrial	3,114	407	7,318	10,839	2,616,935	2,627,774	6
Construction and land development	19	—	—	19	828,833	828,852	—
1-4 family residential	8,110	3,040	12,420	23,570	606,368	629,938	—
Consumer	172	123	26	321	35,346	35,667	—
Broker-dealer	—	—	—	—	437,007	437,007	—
	$13,529	$4,092	$28,291	$45,912	$7,647,229	$7,693,141	$6

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
December 31, 2019	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$4,062	$—	$2,790	$6,852	$1,702,500	$1,709,352	$—
Owner occupied	1,813	880	3,265	5,958	1,285,213	1,291,171	—
Commercial and industrial	5,967	1,735	3,395	11,097	2,014,623	2,025,720	3
Construction and land development	7,580	1,827	—	9,407	931,157	940,564	—
1-4 family residential	12,058	3,442	6,520	22,020	769,000	791,020	—
Consumer	455	34	—	489	46,557	47,046	—
Broker-dealer	—	—	—	—	576,527	576,527	—
	$31,935	$7,918	$15,970	$55,823	$7,325,577	$7,381,400	$3

In addition to the loans shown in the tables above, PrimeLending had $243.6 million and $102.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $245.5 million and $104.0 million, respectively) that were 90 days past due and accruing interest at December 31, 2020 and 2019, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals for up to 90 days and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. These short-term modifications generally meet the criterial of the CARES Act and, therefore, they are not reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of December 31, 2020, PrimeLending had $198.8 million of loans subject to repurchase under a forbearance agreement.

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, and (v) general economic conditions in state and local markets. The Company defines classified loans as loans with a risk rating of substandard, doubtful or loss.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A description of the risk rating internal grades for commercial loans to is presented in the following table.

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

	Amortized Cost Basis by Origination Year
						2015 and
December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$21,135	$22,913	$3,171	$2,735	$12,896	$15,263	$1	$78,114
Internal Grade 4-7 (Pass normal risk)	245,833	138,836	83,951	88,119	108,371	64,200	47,920	777,230
Internal Grade 8-11 (Pass high risk and watch)	227,440	133,246	122,022	99,473	108,536	64,031	488	755,236
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	34,020	16,139	29,166	29,810	33,353	33,467	118	176,073
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	1,658	—	1,658
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$60,809	$21,011	$12,712	$44,163	$21,567	$37,688	$1	$197,951
Internal Grade 4-7 (Pass normal risk)	164,939	169,582	131,821	56,801	53,811	75,372	39,868	692,194
Internal Grade 8-11 (Pass high risk and watch)	118,328	80,375	49,601	23,588	23,330	30,249	1,291	326,762
Internal Grade 12 (Special mention)	365	—	3,691	—	—	527	—	4,583
Internal Grade 13 (Substandard accrual)	8,372	5,620	69,617	10,315	8,663	12,040	—	114,627
Internal Grade 14 (Substandard non-accrual)	506	1,259	441	5,345	1,045	879	—	9,475
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$30,754	$27,144	$7,149	$5,486	$3,587	$335	$21,651	$96,106
Internal Grade 4-7 (Pass normal risk)	179,394	54,423	53,908	29,778	24,179	10,945	395,320	747,947
Internal Grade 8-11 (Pass high risk and watch)	95,835	62,411	20,162	13,459	13,885	2,144	197,273	405,169
Internal Grade 12 (Special mention)	757	14	3,723	—	152	—	2,093	6,739
Internal Grade 13 (Substandard accrual)	9,863	3,689	13,788	5,531	5,759	253	19,360	58,243
Internal Grade 14 (Substandard non-accrual)	25,107	5,084	2,021	315	16	98	1,408	34,049
Construction and land development
Internal Grade 1-3 (Pass low risk)	$15,764	$2,710	$4,176	$264	$4,129	$331	$624	$27,998
Internal Grade 4-7 (Pass normal risk)	202,624	103,864	63,135	3,210	2,596	3,142	28,387	406,958
Internal Grade 8-11 (Pass high risk and watch)	194,432	97,206	47,102	9,659	3,552	544	7,951	360,446
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	8,684	29	—	5,385	—	65	—	14,163
Internal Grade 14 (Substandard non-accrual)	—	405	—	—	—	102	—	507
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	557	—	1,253	—	—	—	—	1,810
FICO greater than 720	13,207	—	2,539	—	—	—	—	15,746
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	1,224	—	—	—	—	—	—	1,224
1-4 family residential
FICO less than 620	$1,109	$819	$3,674	$56	$883	$32,077	$318	$38,936
FICO between 620 and 720	17,269	18,461	9,545	8,714	8,171	41,625	1,289	105,074
FICO greater than 720	125,094	80,688	65,975	37,943	29,171	70,815	5,313	414,999
Substandard non-accrual	—	—	—	96	714	20,567	—	21,377
Other (1)	27,407	10,085	5,998	1,899	920	2,529	714	49,552
Consumer
FICO less than 620	$955	$1,235	$106	$128	$43	$22	$334	$2,823
FICO between 620 and 720	5,194	2,627	478	536	118	79	2,157	11,189
FICO greater than 720	6,849	1,674	2,952	292	60	34	3,054	14,915
Substandard non-accrual	—	—	—	27	—	1	—	28
Other (1)	5,050	1,141	129	43	36	—	313	6,712

Total loans with credit quality measures	$1,848,876	$1,062,690	$814,006	$483,170	$469,543	$521,082	$777,246	$5,976,613
Commercial and industrial (mortgage warehouse lending)								$792,806
Commercial and industrial (Paycheck Protection Program loans)								$486,715
Broker-Dealer (margin loans and correspondent receivables)								$437,007
Total loans held for investment								$7,693,141

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any declines in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2020. In addition, as of December 31, 2020, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio at transition.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management revised its methodology for determining the allowance for credit losses upon the implementation of CECL. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of December 31, 2020. While the Company believes it has an appropriate allowance for the existing loan portfolio at December 31, 2020, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of December 31, 2020, the Company utilized a single macroeconomic baseline scenario published by a third party in December 2020 that was updated to reflect the U.S. economic outlook due to COVID-19 conditions. This baseline scenario utilizes multiple economic variables in forecasting the economic outlook. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $20.2 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $76.1 million of the total provision primarily due to the identified changes in the Bank’s loan portfolio composition and credit quality and the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The change to the reserve due to the impact of COVID-19 reflects economic uncertainty which, along with the expectation of continued higher unemployment and lower GDP, has increased the probability of default and loss given default rates used in our estimate of the lifetime expected credit losses for our loan portfolio.

The change in the allowance for credit losses during 2020 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan growth, loan mix, and changes in risk rating grades, macroeconomic factor assumptions and qualitative factors. The change in the allowance during 2020 was also impacted by net charge-offs of $21.1 million, primarily associated with loans specifically reserved for during the first quarter of 2020.

Changes in the allowance for credit losses for loans held for investments, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2020	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$31,595	$8,073	$73,865	$(4,517)	$613	$109,629
Commercial and industrial	17,964	3,193	22,870	(18,158)	1,834	27,703
Construction and land development	4,878	577	1,222	(2)	2	6,677
1-4 family residential	6,386	(29)	(1,717)	(748)	54	3,946
Consumer	265	748	86	(615)	392	876
Broker-dealer	48	—	165	—	—	213
Total	$61,136	$12,562	$96,491	$(24,040)	$2,895	$149,044

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2019	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$27,100	$—	$5,649	$(1,160)	$6	$31,595
Commercial and industrial	21,980	—	(921)	(5,924)	2,829	17,964
Construction and land development	6,061	—	(1,183)	—	—	4,878
1-4 family residential	3,956	—	3,276	(907)	61	6,386
Consumer	267	—	459	(498)	37	265
Broker-dealer	122	—	(74)	—	—	48
Total	$59,486	$—	$7,206	$(8,489)	$2,933	$61,136

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2018	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$27,232	$—	$668	$(800)	$—	$27,100
Commercial and industrial	23,698	—	6,750	(12,741)	4,273	21,980
Construction and land development	7,847	—	(1,792)	—	6	6,061
1-4 family residential	4,245	—	(292)	(143)	146	3,956
Consumer	311	—	(15)	(93)	64	267
Broker-dealer	353	—	(231)	—	—	122
Total	$63,686	$—	$5,088	$(13,777)	$4,489	$59,486

Unfunded Loan Commitments

The Bank uses a process similar to that used in estimating the allowance for credit losses on the funded portion to estimate the allowance for credit loss on unfunded loan commitments. The allowance is based on the estimated exposure at default, multiplied by the lifetime PD grade and LGD grade for that particular loan segment. The Bank estimates expected losses by calculating a commitment usage factor based on industry usage factors. The commitment usage factor is applied over the relevant contractual period. Loss factors from the underlying loans to which commitments are related are applied to the results of the usage calculation to estimate any liability for credit losses related for each loan type. The expected losses on unfunded commitments align with statistically calculated parameters used to calculate the allowance

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

for credit losses on the funded portion. There is no reserve calculated for letters of credit as they are issued primarily as credit enhancements and the likelihood of funding is low.

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$2,075	$2,366	$1,932
Transition adjustment CECL accounting standard	3,837	—	—
Other noninterest expense	2,476	(291)	434
Balance, end of year	$8,388	$2,075	$2,366

As previously discussed, the Company adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During 2020, the increase in the reserve for unfunded commitments was primarily due to the macroeconomic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions.

9. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2020	2019
Cash on hand	$45,207	$39,590
Clearings and collection items	82,396	129,055
Deposits at Federal Reserve Bank	874,998	232,019
Deposits at Federal Home Loan Bank	1,607	1,458
Deposits in FDIC-insured institutions	58,352	31,504
	$1,062,560	$433,626

The amounts above include interest-bearing deposits of $878.0 million and $235.4 million at December 31, 2020 and 2019, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2020 and December 31, 2019.

10. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2020	2019
Land and premises	$125,701	$130,312
Furniture and equipment	257,810	265,602
	383,511	395,914
Less accumulated depreciation and amortization	(171,916)	(185,539)
	$211,595	$210,375

The amounts shown above include gross assets recorded under finance leases of $7.8 million, with accumulated amortization of $4.8 million and $4.2 million at December 31, 2020 and 2019, respectively.

Occupancy expense was reduced by rental income of $1.7 million, $2.7 million and $1.4 million during 2020, 2019 and 2018, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of finance leases, amounted to $27.9 million, $27.3 million and $30.8 million during 2020, 2019 and 2018, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Goodwill and Other Intangible Assets

At December 31, 2020, the carrying amount of goodwill of $267.4 million was comprised of $39.6 million recorded in connection with the BORO Acquisition and $227.8 million recorded in connection with the completion of the merger with PCC (the “PlainsCapital Merger”).

Other intangible assets were $20.4 million and $26.7 million at December 31, 2020 and 2019, respectively.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reporting units. At October 1, 2020, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value. The Company estimated the fair values of its reporting units based on both a market and income approach using historical, normalized actual and forecasted results. Based on this evaluation, at December 31, 2020, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

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

Additionally, given the potential impacts as a result of COVID-19, actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves or if the duration of business disruptions is longer than currently anticipated. While certain valuation assumptions and judgments may change to account for pandemic-related circumstances, the Company does not anticipate significant changes in methodology used to determine the fair value of its goodwill, intangible assets and other long-lived assets. The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment in the future.

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2020	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(40,997)	$7,933
Trademarks and trade names		20		16,500	(7,563)	8,937
Noncompete agreements		4		4,310	(4,310)	—
Customer contracts and relationships	12	-	14	15,300	(11,806)	3,494
				$85,040	$(64,676)	$20,364

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2019	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(36,576)	$12,354
Trademarks and trade names		20		16,500	(6,812)	9,688
Noncompete agreements		4		4,310	(4,310)	—
Customer contracts and relationships	12	-	14	15,300	(10,676)	4,624
				$85,040	$(58,374)	$26,666

Amortization expense related to intangible assets during 2020, 2019 and 2018 was $6.3 million, $7.5 million and $8.0 million, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The estimated aggregate future amortization expense for intangible assets at December 31, 2020 is as follows (in thousands).

2021	$5,080
2022	3,967
2023	2,860
2024	1,826
2025	1,028
Thereafter	5,603
$20,364

12. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$55,504	$66,102	$54,714
Additions	162,914	13,755	25,028
Sales	(36,750)	—	(9,303)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(27,261)	(16,054)	159
Due to customer payoffs	(10,665)	(8,299)	(4,496)
Balance, end of year	$143,742	$55,504	$66,102

	December 31,
	2020	2019
Mortgage loans serviced for others (2)	$14,643,623	$4,948,441
MSR asset as a percentage of serviced mortgage loans	0.98%	1.12%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2020	2019
Weighted average constant prepayment rate	12.15%	13.16%
Weighted average discount rate	14.60%	11.14%
Weighted average life (in years)	6.3	6.0

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2020	2019
Constant prepayment rate:
Impact of 10% adverse change	$(5,639)	$(3,072)
Impact of 20% adverse change	(11,164)	(5,943)
Discount rate:
Impact of 10% adverse change	(6,435)	(2,094)
Impact of 20% adverse change	(12,287)	(4,028)

This sensitivity analysis presents the effect of hypothetical changes in key assumptions on the fair value of the MSR asset. The effect of such hypothetical changes in assumptions generally cannot be extrapolated because the relationship

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

of the change in one key assumption to the change in the fair value of the MSR asset is not linear. In addition, in the analysis, the impact of an adverse change in one key assumption is calculated independent of any impact on other assumptions. In reality, changes in one assumption may change another assumption.

Contractually specified servicing fees, late fees and ancillary fees earned of $35.4 million, $25.3 million and $23.3 million during 2020, 2019 and 2018, respectively, were included in other noninterest income within the consolidated statements of operations.

13. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2020	2019
Noninterest-bearing demand	$3,612,384	$2,769,556
Interest-bearing:
Demand accounts	2,399,341	1,881,614
Brokered - demand	282,426	—
Money market	2,716,878	2,641,116
Brokered - money market	124,243	5,000
Savings	276,327	199,076
Time	1,506,435	1,505,375
Brokered - time	324,285	30,477
	$11,242,319	$9,032,214

At December 31, 2020, deposits include $1.1 billion of time deposit accounts that meet or exceed the FDIC insurance limit of $250,000. Scheduled maturities of interest-bearing time deposits at December 31, 2020 are as follows (in thousands).

2021	$1,600,039
2022	148,404
2023	49,026
2024	22,091
2025 and thereafter	11,160
$1,830,720

14. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2020	2019
Federal funds purchased	$180,325	$81,625
Securities sold under agreements to repurchase	237,856	612,125
Federal Home Loan Bank	—	600,000
Short-term bank loans	—	111,000
Commercial paper	277,617	19,260
	$695,798	$1,424,010

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

	Year Ended December 31,
	2020	2019	2018
Average balance during the year	$509,577	$605,858	$701,622
Average interest rate during the year	0.89%	2.48%	1.96%
Maximum month-end balance during the year	$714,507	$693,750	$849,568

	December 31,
	2020	2019
Average interest rate at end of year	0.25%	1.97%
Securities underlying the agreements at end of year:
Carrying value	$237,913	$612,515
Estimated fair value	$262,554	$661,023

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2020, the Bank had available collateral of $4.4 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2020	2019	2018
Average balance during the year	$38,634	$329,356	$214,110
Average interest rate during the year	1.63%	2.16%	2.09%
Maximum month-end balance during the year	$150,000	$700,000	$675,000

	December 31,
	2020	2019
Average interest rate at end of year	—%	1.56%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the short-term bank loan borrowings at December 31, 2020 and 2019 was 0.00% and 2.52%, respectively.

During 2019, Hilltop Securities initiated two commercial paper programs in the ordinary course of its business of which the net proceeds (after deducting related issuance expenses) from the sale will be used for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of December 31, 2020, the weighted average maturity of the CP Notes was 146 days at a rate of 1.23%, with a weighted average remaining life of 70 days. At December 31, 2020, the amount outstanding under these secured arrangements was $277.6 million, which was collateralized by securities held for firm accounts valued at $296.3 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2020	2019
Senior Notes due April 2025, net of discount of $1,063 and $1,232, respectively	$148,937	$148,768
Subordinated Notes due May 2030, net of discount of $793	49,207	—
Subordinated Notes due May 2035, net of discount of $2,392	147,608	—
FHLB notes, including premium of $0 and $146, respectively	—	28,848
Ventures Management lines of credit	36,235	78,653
	$381,987	$256,269

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Federal Home Loan Bank notes

The FHLB notes, as well as other borrowings from the FHLB, are collateralized by FHLB stock, a blanket lien on commercial and real estate loans, as well as by the amount of securities that are in safekeeping at the FHLB.

Ventures Management Lines of Credit

At December 31, 2020, Ventures Management’s ABAs had combined available lines of credit totaling $170.0 million, $80.0 million of which was with a single unaffiliated bank and $90.0 million of which was with the Bank. At December 31, 2020, Ventures Management had outstanding borrowings of $47.5 million, $11.3 million of which was with the Bank with stated interest rates of the greater of a calculated index rate on mortgage notes or 3.13% to 3.75%. The weighted average interest rate of these lines of credit at December 31, 2020 was 3.27%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid.

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2020 are as follows (in thousands).

2021	$36,235
2022	—
2023	—
2024	—
2025	150,000
Thereafter	200,000
$386,235

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Leases

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

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	Year Ended December 31,
	2020	2019
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(4,768)	(4,178)
Premises and equipment, net	$3,012	$3,602

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

	Year Ended December 31,
	2020	2019
Operating lease cost	$41,903	$44,331
Less operating lease and sublease income	(1,676)	(2,657)
Net operating lease cost	$40,227	$41,674

Finance lease cost:
Amortization of ROU assets	$590	$590
Interest on lease liabilities	561	596
Total finance lease cost	$1,151	$1,186

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,850	$37,527
Operating cash flows from finance leases	561	587
Financing cash flows from finance leases	636	603
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$11,723	$27,055
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	December 31, 2020		December 31, 2019
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.5	4.67%	5.9	5.29%
Finance	5.6	4.81%	6.5	4.79%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Maturities of lease liabilities at December 31, 2020, under lease agreements that had commenced as of or subsequent to January 1, 2019, are presented below (in thousands).

	Operating Leases	Finance Leases
2021	$36,132	$1,212
2022	28,189	1,241
2023	22,645	1,280
2024	15,395	1,163
2025	11,177	886
Thereafter	29,636	1,411
Total minimum lease payments	143,174	7,193
Less amount representing interest	(17,724)	(2,334)
Lease liabilities	$125,450	$4,859

As of December 31, 2020, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $22.9 million. These leases are expected to commence between January 2021 and October 2021 with lease terms ranging from two to eleven years.

17. Junior Subordinated Debentures and Trust Preferred Securities

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2020 was 3.45%. The term, rate and other features of the preferred securities are the same as the Debentures. PCC’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$97,338	$58,562	$18,977
State	19,150	9,215	2,241
	116,488	67,777	21,218
Deferred:
Federal	$13,325	$(2,690)	$11,153
State	3,258	(1,373)	1,856
	16,583	(4,063)	13,009
	$133,071	$63,714	$34,227

The income tax provision differs from the amount that would be computed by applying the statutory Federal income tax rate to income before income taxes as a result of the following (in thousands). The applicable corporate federal income tax rates were 21% for all periods presented.

	Year Ended December 31,
	2020	2019	2018
Computed tax at federal statutory rate	$118,629	$59,392	$32,572
Tax effect of:
Nondeductible expenses	2,304	2,681	1,373
State income taxes	17,702	6,195	3,236
Tax-exempt income, net	(1,706)	(1,727)	(1,432)
Minority interest	(4,587)	(1,614)	(900)
Other	729	(1,213)	(622)
	$133,071	$63,714	$34,227

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2020	2019
Deferred tax assets:
Net operating and built-in loss carryforward	$5,736	$7,823
Purchase accounting adjustment - loans	11,814	15,850
Allowance for credit losses	35,542	14,796
Compensation and benefits	22,513	17,723
Legal and other reserves	7,097	1,272
Foreclosed property	1,913	5,456
Operating lease liabilities	29,348	29,125
Other	9,717	6,475
	123,680	98,520
Deferred tax liabilities:
Premises and equipment	20,076	10,079
Intangible assets	4,518	6,098
Derivatives	17,688	4,342
Loan servicing	34,868	13,278
Operating lease ROU assets	24,755	26,498
Other	8,015	5,251
	109,920	65,546
Net deferred tax asset	$13,760	$32,974

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s effective tax rate was 23.6%, 22.5% and 22.1% during 2020, 2019 and 2018, respectively. The increase in the effective tax rate during 2020 was primarily attributable to the percentage of income at subsidiaries with higher state effective tax rates, while the effective tax rates for 2019 and 2018 approximated statutory rates and included the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

At December 31, 2020 and 2019, the Company had net operating loss carryforwards for Federal income tax purposes of $2.7 million and $12.2 million, respectively (or $0.6 million and $2.4 million, respectively, on a tax effected basis at applicable rates for respective tax years). The net operating loss carryforwards are subject to an annual Section 382 limitation on their usage. These net operating loss carryforwards expire starting in 2034. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. At December 31, 2020, the Company also had a recognized built-in loss (“RBIL”) carryover of $20.5 million from the ownership change resulting from the SWS Merger. These RBILs that were recognized during a five year recognition period before January 1, 2020 are subject to the annual Section 382 limitation rules similar to the Company’s net operating loss carryforwards. The RBILs are expected to be fully realized prior to any expiration.

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2020 or 2019.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. At December 31, 2020 and 2019, the total amount of gross unrecognized tax benefits was $3.8 million and $2.8 million, respectively, of which $3.0 million and $2.1 million, respectively, if recognized, would favorably impact the Company’s effective tax rate.

The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$2,808	$3,056	$1,574
Increases related to tax positions taken during a prior year	327	317	770
Decreases related to tax positions taken during a prior year	—	(423)	—
Increases related to tax positions taken during the current year	1,017	288	712
Decreases related to expiration of the statute of limitations	(374)	(430)	—
Balance, end of year	$3,778	$2,808	$3,056

Specific positions that may be resolved include issues involving apportionment and tax credits. At December 31, 2020, the unrecognized tax benefit is a component of taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax examinations in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2017. The Company is open for various state tax examinations for tax years 2016 and later.

19. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for these matching contributions totaled $17.7 million, $15.5 million and $14.8 million during 2020, 2019 and 2018, respectively.

In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. Employee Stock Purchase Plan (the “ESPP”) to provide a means for eligible employees of the Company to purchase shares of Hilltop

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

common stock at a discounted price by accumulating funds, normally through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. Participating employees may purchase shares of common stock at 90% of the fair market value on the last day of each quarterly offering period. The initial offering period commenced on January 1, 2021.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability associated with separate retention agreements originally entered into between Hilltop and two executive officers. At December 31, 2020 and 2019, the recorded liability, including interest, was $2.6 million and related to a single executive officer.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2020 and 2019, the carrying value of the policies included in other assets was $26.8 million and $26.2 million, respectively. During each of 2020, 2019 and 2018, the Bank recorded income of $0.5 million, $1.0 million and $0.6 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

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

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2020 and 2019, respectively. Investments in Hilltop common stock, which are carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at December 31, 2020 and 2019, respectively.

20. Related Party Transactions

Jeremy B. Ford, a director and the President and Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P., which owned 18.9% of the outstanding Hilltop common stock at December 31, 2020.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $0.6 million and $5 thousand at December 31, 2020 and 2019, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2020, principal additions and payments were $0.6 million and $2 thousand, respectively.

At December 31, 2020 and 2019, the Bank held deposits of related parties of $154.1 million and $141.2 million, respectively.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $4.2 million at December 31, 2020.

The Bank purchased loans from a company for which a related party served as a director, president and chief executive officer. At December 31, 2020 and 2019, the outstanding balance of the purchased loans was $0.5 million and $0.7 million, respectively. The loans were purchased with recourse in the ordinary course of business and the related party had no direct financial interest in the transaction.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Concurrent with the ground lease, the Co-Owners entered into an agreement to purchase the improvements of a mixed-use project containing a six-story building (“Hilltop Plaza”). HTH Project LLC and Diamond Hillcrest each own an undivided 25% interest in Hilltop Plaza. Park Plaza LLC owns the remaining undivided 50% interest in Hilltop Plaza. Park Plaza LLC has agreed to serve as the Co-Owner property manager under the Co-Owners Agreement; however, certain actions require unanimous approval of all Co-Owners. Hilltop Plaza was funded through a $41.0 million construction loan from an unaffiliated third party bank, as well as cash contributions of $5.3 million from each of HTH Project LLC and Diamond Hillcrest. HTH Project LLC’s undivided interest in Hilltop Plaza is accounted for as an equity method investment as the tenants-in-common have joint control over decisions regarding Hilltop Plaza. The investment is included within other assets in the consolidated balance sheets and any income (loss) is included within other noninterest income in the consolidated statements of operations.

Hilltop and the Bank entered into leases for a significant portion of the total rentable corporate office space in Hilltop Plaza which serves as the headquarters for both companies. Affiliates of Mr. Gerald J. Ford also entered into leases for office space in the building. The two separate 129-month office and retail leases of Hilltop and the Bank, respectively, have combined total base rent of approximately $35 million with the first nine months of rent abated. The accounting commencement date of both leases was determined to be June 20, 2019, the date the building was delivered in order for tenant improvement work to commence. The combined operating lease liability, net of lease incentives, recognized during the second quarter of 2019 as a result of the commencement of these leases was $18.9 million. During 2018, the office and retail leases were considered under the build-to-suit provisions of ASC 840, and the Company was determined to be the accounting owner of the project as its affiliate, HTH Project LLC, has an equity investment in the project. As such, the assets of Hilltop Plaza were recognized during the construction period through December 31, 2018, as costs were incurred to construct the asset, with a corresponding liability representing the costs paid for by the lessor (the Co-Owners). At December 31, 2018, the $27.8 million of costs incurred to date were included within premises and equipment and other liabilities, respectively, in the consolidated balance sheets. The Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of the newly adopted ASC 842, Leases and concluded it was not the accounting owner. As such, the assets and liabilities of the project were derecognized on January 1, 2019, with the $1.4 million offset representing deferred expenses recognized on the date through December 31, 2018, recorded as an increase to retained earnings.

All intercompany transactions associated with the Hilltop Plaza investment and the related transactions discussed above are eliminated in consolidation.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21. Commitments and Contingencies

During 2020, the Bank acted as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated to $2.5 million and zero at December 31, 2020 and 2019, respectively.

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

The Company is involved in information-gathering requests and investigations (both formal and informal), as well as reviews, examinations and proceedings (collectively, “Inquiries”) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding certain of its businesses, business practices and policies, as well as the conduct of persons with whom it does business. Additional Inquiries will arise from time to time. In connection with those Inquiries, the Company receives document requests, subpoenas and other requests for information. The Inquiries could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on the Company's consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in the Company’s business practices, and could result in additional expenses and collateral costs, including reputational damage.

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

At December 31, 2020 and 2019, the mortgage origination segment’s indemnification liability reserve totaled $21.5 million and $11.8 million, respectively. The provision for indemnification losses was $11.2 million, $3.1 million, and $3.2 million during 2020, 2019, and 2018, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$32,144	$33,784	$33,702
Claims made	17,429	20,054	22,156
Claims resolved with no payment	(7,778)	(14,154)	(13,169)
Repurchases	(11,588)	(6,170)	(8,250)
Indemnification payments	(122)	(1,370)	(655)
Balance, end of year	$30,085	$32,144	$33,784

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$11,776	$10,701	$23,472
Additions for new sales	9,991	3,116	3,170
Repurchases	(768)	(495)	(612)
Early payment defaults	(624)	(380)	(368)
Indemnification payments (1)	(39)	(352)	(13,687)
Change in reserves for loans sold in prior years	1,195	(814)	(1,274)
Balance, end of year	$21,531	$11,776	$10,701

	December 31,
	2020	2019
Reserve for Indemnification Liability:
Specific claims	$961	$1,071
Incurred but not reported claims	20,570	10,705
Total	$21,531	$11,776
(1)	Indemnification payments in 2018 included $13.5 million related to agreements with the DOJ and HUD in exchange for release of any civil claims related to certain loans originated by PrimeLending. These claims were included in incurred but not reported claims in prior periods.

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

Other Contingencies

As discussed in Note 19 to the consolidated financial statements, effective upon completion of the PlainsCapital Merger, Hilltop entered into separate retention agreements with certain executive officers. As of December 31, 2020, a single retention agreement remains, with an initial term of two years (with automatic one-year renewals at the end of the first year and each anniversary thereof). This retention agreement provides for severance pay benefits if the executive officer’s employment is terminated without “cause”.

In addition to this retention agreement, Hilltop and its subsidiaries maintain employment contracts with certain officers that provide for benefits in the event of a “change in control” as defined in these agreements.

22. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at December 31, 2020 and outstanding financial and performance standby letters of credit of $91.5 million at December 31, 2020.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Stock-Based Compensation

Since 2012, the Company has issued stock-based incentive awards pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”). In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan serves as successor to the 2012 Plan. The 2012 Plan and the 2020 Plan are referred to collectively as “the Equity Plans.” The Equity Plans provide for the grant of nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Shares available for grant under the 2012 Plan that were reserved but not issued as of the effective date of the 2020 Plan were added to the reserves of the 2020 Plan. No additional awards may be made under the 2012 Plan, but the 2012 Plan remains in effect as to outstanding awards. Outstanding awards under the Equity Plans continue to be subject to the terms and conditions of the respective Plans. The number of shares authorized for issuance pursuant to awards under the 2020 Plan is 3,650,000 plus any shares that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2012 Plan as of April 30, 2020. At December 31, 2020, 3,428,547 shares of common stock remained available for issuance pursuant to awards granted under the 2020 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the Equity Plans was $14.6 million, $11.8 million and $9.1 million during 2020, 2019 and 2018, respectively.

During 2020, 2019 and 2018, Hilltop granted 31,222, 26,659 and 30,400 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The Compensation Committee of the board of directors of the Company issued RSUs to certain employees pursuant to the Equity Plans.

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

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2017	1,318	$20.89
Granted	510	$24.00
Vested/Released	(406)	$19.92
Forfeited	(152)	$20.97
Balance, December 31, 2018	1,270	$22.44
Granted	719	$20.02
Vested/Released	(496)	$18.17
Forfeited	(56)	$24.12
Balance, December 31, 2019	1,437	$22.64
Granted	777	$21.79
Vested/Released	(350)	$26.83
Forfeited	(31)	$22.38
Balance, December 31, 2020	1,833	$21.48

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Vested/Released RSUs include an aggregate of 238,914 shares withheld to satisfy employee statutory tax obligations during 2020, 2019 and 2018. Pursuant to certain RSU award agreements, an aggregate of 5,482 vested RSUs at December 31, 2020 require deferral of the settlement in shares and statutory tax obligations to a future date.

During 2020, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 763,140 RSUs pursuant to the Equity Plans. At December 31, 2020, 636,208 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 122,232 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2020, in the aggregate, 1,543,756 of the RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 289,493 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2020, unrecognized compensation expense related to outstanding RSUs of $20.1 million is expected to be recognized over a weighted average period of 1.49 years.

24. Regulatory Matters

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

In addition, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, because Hilltop has grown above $15 billion in assets, if we make an acquisition in the future, the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”) may be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2020, under guidance issued by the Board of Governors of the Federal Reserve System.

The following tables show PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2020 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period. Capital amounts and ratios in the following table as of December 31, 2019 are presented on a consolidated basis and include discontinued operations and those assets and liabilities classified as discontinued.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

			Minimum Capital
			Requirements
			Including	To Be Well
	Actual		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
December 31, 2020
Tier 1 capital (to average assets):
PlainsCapital	$1,385,842	10.44%	4.0%	5.0%
Hilltop	2,111,580	12.64%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,385,842	14.40%	7.0%	6.5%
Hilltop	2,046,580	18.97%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,385,842	14.40%	8.5%	8.0%
Hilltop	2,111,580	19.57%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,470,364	15.27%	10.5%	10.0%
Hilltop	2,409,684	22.34%	10.5%	N/A

			Minimum Capital
			Requirements
			Including	To Be Well
	Actual		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
December 31, 2019
Tier 1 capital (to average assets):
PlainsCapital	$1,236,289	11.61%	4.0%	5.0%
Hilltop	1,822,970	12.71%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,236,289	13.45%	7.0%	6.5%
Hilltop	1,776,381	16.70%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,236,289	13.45%	8.5%	8.0%
Hilltop	1,822,970	17.13%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,299,453	14.13%	10.5%	10.0%
Hilltop	1,867,771	17.55%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2020		December 31, 2019
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,654,249	$2,323,939	$1,523,549	$2,103,039
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	(17,763)	(17,763)	(9,452)	(11,419)
CECL transition adjustment	22,905	23,842	—	—
Deduct:
Goodwill and other disallowed intangible assets	(273,330)	(283,187)	(276,249)	(313,756)
Other	(219)	(251)	(1,559)	(1,483)
Common equity Tier 1 capital (as defined)	1,385,842	2,046,580	1,236,289	1,776,381
Add: Tier 1 capital
Trust preferred securities	—	65,000	—	65,000
Deduct:
Additional Tier 1 capital deductions	—	—	—	(18,411)
Tier 1 capital (as defined)	1,385,842	2,111,580	1,236,289	1,822,970
Add: Allowable Tier 2 capital
Allowance for credit losses, including unfunded commitments	120,334	134,853	63,164	63,212
Capital instruments	—	200,000	—	—
Deduct:
Additional Tier 2 capital deductions	(35,812)	(36,749)	—	(18,411)
Total capital (as defined)	$1,470,364	$2,409,684	$1,299,453	$1,867,771

Broker-Dealer

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Hilltop Securities has elected to determine its net capital requirement using the alternative method. Accordingly, Hilltop Securities is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 and $1,000,000, respectively, or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. Momentum Independent Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of $250,000 or 6-2/3% of aggregate indebtedness.

At December 31, 2020, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$291,228	$3,220
Less: required net capital	7,045	250
Excess net capital	$284,183	$2,970

Net capital as a percentage of aggregate debit items	82.7%
Net capital in excess of 5% aggregate debit items	$273,616

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At December 31, 2020 and 2019, the Hilltop Broker-Dealers held cash of $290.4 million and $157.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2020.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of December 31, 2020, PrimeLending and its subsidiaries net worth and liquidity exceeded the amounts required by HUD and GNMA, as applicable.

25. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2020, $248.1 million of its earnings was available for dividend declaration without prior regulatory approval.

Dividends

During 2020, 2019 and 2018, the Company declared and paid cash dividends of $0.36, $0.32 and $0.28 per common share, or $32.5 million, $29.6 million and $26.7 million, respectively.

On January 28, 2021, the Company announced that its board of directors declared a quarterly cash dividend of $0.12 per common share, payable on February 26, 2021, to all common stockholders of record as of the close of business on February 15, 2021.

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

In January 2020, the Hilltop board of directors authorized a new stock repurchase program through January 2021, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, Hilltop’s board of directors suspended its stock repurchase program. During 2020, prior to its suspension, the Company paid $15.2 million to repurchase an aggregate of 720,901 shares of common stock at a weighted average price of $21.13 per share associated with the stock repurchase program

In January 2021, the Hilltop board of directors authorized a new stock repurchase program through January 2022, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Tender Offer

On September 23, 2020, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase shares of its common stock for an aggregate cash purchase price up to $350 million. On November 17, 2020, the Company completed its tender offer, repurchasing 8,058,947 shares of outstanding common stock at a price of $24.00 per share for a total of $193.4 million excluding fees and expenses. The Company funded the tender offer with cash on hand.

26. Other Noninterest Income and Expense

The following table shows the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2020	2019	2018
Other noninterest income:
Net gains from trading securities portfolio	$121,983	$20,521	$6,197
Net gains from Hilltop Broker-Dealer structured product and derivative activities	81,111	129,571	41,543
Service charges on depositor accounts	14,845	15,170	14,484
Trust fees	9,804	10,255	9,807
Other	15,862	10,833	18,365
	$243,605	$186,350	$90,396
Other noninterest expense:
Software and information technology	$56,872	$50,751	$52,882
Mortgage origination and servicing	27,808	19,892	19,705
Brokerage commissions and fees	24,113	20,039	20,674
Unreimbursed loan closing costs	21,696	16,784	16,798
Business development	10,190	12,940	15,853
Amortization of intangible assets	6,301	7,567	8,026
Travel, meals and entertainment	4,804	12,160	11,968
Funding fees	4,461	5,393	5,414
Office supplies	3,953	4,809	5,788
Other	64,560	43,051	55,284
	$224,758	$193,386	$212,392

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

27. Derivative Financial Instruments

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 5 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. These changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 12 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate.

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Year Ended December 31,
	2020	2019	2018
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$33,714	$8,550	$(12,788)
Hilltop Broker-Dealers	3,969	(3,085)	(381)
Bank	(7)	(148)	30

Hedging Derivative Instruments

During 2020, the Company entered into interest rate swap contracts with the initial notional amount of $61 million to manage the exposure to changes in fair value associated with certain available for sale fixed rate collateralized mortgage backed securities attributable to changes in the designated benchmark interest rate. These fair value hedges have been designated as a last-of-layer hedge, which provides the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. Under these interest rate swap contracts, we receive a floating rate and pay a fixed rate on the outstanding notional amount. The Company recorded a cumulative basis adjustment. The Company has assessed the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The Company has outstanding interest rate swap contracts utilized to manage the variability of cash flows associated with our variable rate borrowings. Under these interest rate swap contract, we receive a floating rate and pay a fixed rate on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge and

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

assessed the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our consolidated balance sheets. Although the Company has determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of fair value swap subsequently determined to be ineffective will be recognized in earnings.

Derivative positions are presented in the following table (in thousands).

	December 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$2,470,013	$76,048	$914,526	$18,222
Customer-based written options	—	—	31,200	—
Customer-based purchased options	—	—	31,200	—
Commitments to purchase MBSs	2,478,041	22,311	3,346,946	3,321
Commitments to sell MBSs	6,141,079	(40,621)	5,988,198	(5,904)
Interest rate swaps	43,786	(2,196)	15,012	(178)
U.S. Treasury bond futures and options (1)	225,400	—	283,500	—
Eurodollar futures (1)	—	—	934,000	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$105,000	$(3,112)	$50,000	$528
Interest rate swaps designated as fair value hedges (2)	60,618	(130)	—	—
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.
(2)	The Company designated $60.6 million as the hedged amount (from a closed portfolio of prepayable available for sale securities with a carrying value of $60.7 million as of December 31, 2020) in a last-of-layer hedging relationship, which commenced in the fourth quarter of 2020. The cumulative basis adjustment included in the carrying value of the hedged items totaled $0.1 million.

The increase in the estimated fair value of the IRLCs at December 30, 2020, compared to December 31, 2019, was driven by the accelerated decrease in mortgage interest rates during 2020 triggered by the economic impact of the COVID-19 pandemic, and an increase in the average value of individual IRLCs. The increase in average value of individual IRLCs was primarily driven by PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic.

PrimeLending has cash collateral advances totaling $26.1 million and $4.5 million to offset net liability derivative positions on its commitments to sell MBSs at December 31, 2020 and 2019, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers advanced cash collateral totaling $2.7 million and $3.7 million on its U.S. Treasury bond futures and options and Eurodollar futures at December 31, 2020 and 2019, respectively. These amounts are included in other assets within the consolidated balance sheets.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

28. Balance Sheet Offsetting

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2020
Securities borrowed:
Institutional counterparties	$1,338,855	$—	$1,338,855	$(1,273,955)	$—	$64,900

Reverse repurchase agreements:
Institutional counterparties	80,319	—	80,319	(79,925)	—	394

Forward MBS derivatives:
Institutional counterparties	22,311	—	22,311	(22,311)	—	—
	$1,441,485	$—	$1,441,485	$(1,376,191)	$—	$65,294
December 31, 2019
Securities borrowed:
Institutional counterparties	$1,634,782	$—	$1,634,782	$(1,586,820)	$—	$47,962

Reverse repurchase agreements:
Institutional counterparties	59,031	—	59,031	(58,619)	—	412

Forward MBS derivatives:
Institutional counterparties	3,640	—	3,640	(3,640)	—	—
	$1,697,453	$—	$1,697,453	$(1,649,079)	$—	$48,374

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2020
Securities loaned:
Institutional counterparties	$1,245,066	$—	$1,245,066	$(1,179,090)	$—	$65,976

Interest rate swaps:
Institutional counterparties	2,196	—	2,196	(2,123)	—	73

Repurchase agreements:
Institutional counterparties	237,856	—	237,856	(237,856)	—	—

Forward MBS derivatives:
Institutional counterparties	40,741	(120)	40,621	(12,670)	—	27,951
	$1,525,859	$(120)	$1,525,739	$(1,431,739)	$—	$94,000
December 31, 2019
Securities loaned:
Institutional counterparties	$1,555,964	$—	$1,555,964	$(1,509,933)	$—	$46,031

Interest rate swaps:
Institutional counterparties	178	—	178	(112)	—	66

Repurchase agreements:
Institutional counterparties	586,651	—	586,651	(586,651)	—	—
Customer counterparties	25,474	—	25,474	(25,474)	—	—

Forward MBS derivatives:
Institutional counterparties	6,890	(667)	6,223	(2,384)	—	3,839
	$2,175,157	$(667)	$2,174,490	$(2,124,554)	$—	$49,936

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Secured Borrowing Arrangements

Secured Borrowings (Repurchase Agreements) — The Company participates in transactions involving securities sold under repurchase agreements, which are secured borrowings and generally mature one to ninety days from the transaction date or involve arrangements with no definite termination date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities, which is monitored on a daily basis.

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2020 and 2019.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2020	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$110,831	$—	$127,025	$—	$237,856

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,244,953	—	—	—	1,244,953
Total	$1,355,897	$—	$127,025	$—	$1,482,922

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,482,922
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2019	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$45,950	$—	$—	$—	$45,950
Asset-backed securities	257,396	12,892	295,887	—	566,175

Securities lending transactions:
Corporate securities	120	—	—	—	120
Equity securities	1,555,844	—	—	—	1,555,844
Total	$1,859,310	$12,892	$295,887	$—	$2,168,089

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,168,089
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

29. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2020	2019
Receivables:
Securities borrowed	$1,338,855	$1,634,782
Securities failed to deliver	58,244	18,726
Trades in process of settlement	—	104,922
Other	7,628	21,850
	$1,404,727	$1,780,280
Payables:
Securities loaned	$1,245,066	$1,555,964
Correspondents	33,547	37,036
Securities failed to receive	61,589	8,568
Trades in process of settlement	21,765	—
Other	6,406	3,950
	$1,368,373	$1,605,518

30. Segment and Related Information

Following the sale of NLC on June 30, 2020, we have two primary business units within continuing operations, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under GAAP, our continuing operations business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. These segments reflect the manner in which operations are managed and the criteria used by the chief operating decision maker, the Company’s President and Chief Executive Officer, to evaluate segment performance, develop strategy and allocate resources.

The banking segment includes the operations of the Bank. The broker-dealer segment includes the operations of Securities Holdings, and the mortgage origination segment is composed of PrimeLending.

As discussed in Note 3 to the consolidated financial statements, during the first quarter of 2020, management had determined that the insurance segment met the criteria to be presented as discontinued operations. On June 30, 2020, Hilltop completed the sale of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results and its assets and liabilities have been presented as discontinued operations in the consolidated financial statements. Income from discontinued operations before taxes was $38.9 million, $17.6 million and $5.8 million during 2020, 2019 and 2018, respectively. At December 31, 2019, goodwill and assets of discontinued operations were $24.0 million and $248.4 million, respectively.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company.

Balance sheet amounts not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” The following tables present certain information about continuing operations reportable business segment revenues, operating results, goodwill and assets (in thousands).

			Mortgage		All Other and	Continuing
Year Ended December 31, 2020	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$390,871	$39,912	$(10,489)	$(14,192)	$18,064	$424,166
Provision for credit losses	96,326	165	—	—	—	96,491
Noninterest income	41,376	491,355	1,172,450	3,945	(18,646)	1,690,480
Noninterest expense	232,447	415,463	753,917	53,040	(1,064)	1,453,803
Income (loss) from continuing operations before taxes	$103,474	$115,639	$408,044	$(63,287)	$482	$564,352

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

			Mortgage		All Other and	Continuing
Year Ended December 31, 2019	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$379,258	$51,308	$(6,273)	$(5,541)	$20,227	$438,979
Provision for (reversal of) credit losses	7,280	(74)	—	—	—	7,206
Noninterest income	41,753	404,411	634,992	2,104	(20,443)	1,062,817
Noninterest expense	231,524	366,031	563,998	50,968	(632)	1,211,889
Income (loss) from continuing operations before taxes	$182,207	$89,762	$64,721	$(54,405)	$416	$282,701

			Mortgage		All Other and	Continuing
Year Ended December 31, 2018	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$370,732	$50,878	$1,485	$(9,176)	$19,380	$433,299
Provision for (reversal of) credit losses	5,319	(231)	—	—	—	5,088
Noninterest income	43,588	301,714	551,860	4,798	(21,830)	880,130
Noninterest expense	256,577	320,241	540,474	36,628	(592)	1,153,328
Income (loss) from continuing operations before taxes	$152,424	$32,582	$12,871	$(41,006)	$(1,858)	$155,013

			Mortgage		All Other and	Continuing
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
December 31, 2020
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,338,930	$3,196,346	$3,285,005	$2,823,374	$(5,699,391)	$16,944,264

December 31, 2019
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets in continuing operations	$11,147,344	$3,457,068	$2,357,415	$2,393,604	$(4,431,412)	$14,924,019

31. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2020	2019	2018
Basic earnings per share:
Income from continuing operations	$409,440	$211,301	$116,500
Income from discontinued operations	38,396	13,990	4,941
Income attributable to Hilltop	$447,836	$225,291	$121,441

Weighted average shares outstanding - basic	89,280	92,345	94,969

Basic earnings per common share:
Income from continuing operations	$4.59	$2.29	$1.23
Income from discontinued operations	0.43	0.15	0.05
	$5.02	$2.44	$1.28

Diluted earnings per share:
Income from continuing operations	$409,440	$211,301	$116,500
Income from discontinued operations	38,396	13,990	4,941
Income attributable to Hilltop	$447,836	$225,291	$121,441

Weighted average shares outstanding - basic	89,280	92,345	94,969
Effect of potentially dilutive securities	24	49	98
Weighted average shares outstanding - diluted	89,304	92,394	95,067

Diluted earnings per common share:
Income from continuing operations	$4.58	$2.29	$1.23
Income from discontinued operations	0.43	0.15	0.05
	$5.01	$2.44	$1.28

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Condensed Combined Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
Dividends from bank subsidiaries	$249,771	$143,000	$42,000
Dividends from nonbank subsidiaries	56,150	36,950	37,500
Investment income	4,102	5,933	3,089
Interest expense	18,294	11,474	12,265
Other income	45,887	2,221	4,893
General and administrative expense	58,130	50,968	36,628
Income before income taxes and equity in undistributed earnings of subsidiaries activity	279,486	125,662	38,589
Income tax benefit	(13,897)	(12,706)	(7,767)
Equity in undistributed earnings of subsidiaries	176,294	94,609	79,371
Net income	$469,677	$232,977	$125,727
Other comprehensive income (loss), net	6,344	20,046	(5,656)
Comprehensive income	$476,021	$253,023	$120,071

Condensed Combined Balance Sheets

	December 31,
	2020	2019	2018
Assets:
Cash and cash equivalents	$478,826	$116,471	$54,405
Investment in subsidiaries:
Bank subsidiaries	1,654,249	1,523,549	1,459,984
Nonbank subsidiaries	453,847	533,844	483,593
Other assets	236,452	219,740	245,200
Total assets	$2,823,374	$2,393,604	$2,243,182
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$64,635	$53,418	$58,319
Notes payable	412,764	215,780	215,620
Stockholders’ equity	2,345,975	2,124,406	1,969,243
Total liabilities and stockholders’ equity	$2,823,374	$2,393,604	$2,243,182

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Combined Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$469,677	$232,977	$125,727
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(176,294)	(94,609)	(79,371)
Net realized gains on equity investments	—	—	(5,336)
Net realized gains on disposal of discontinued operations	(41,901)	—	—
Deferred income taxes	4,432	(123)	217
Other, net	37,465	44,943	19,368
Net cash provided by operating activities	293,379	183,188	60,605

Investing Activities:
Purchases of equity investments	(29,365)	—	(12,492)
Purchases of premises and equipment and other	(12,547)	(17,302)	(42,390)
Proceeds from sales of equity investments	—	—	16,174
Proceeds from sale of discontinued operations	154,963	—	—
Net cash provided by (used in) investing activities	113,051	(17,302)	(38,708)

Financing Activities:
Payments to repurchase common stock	(208,664)	(73,385)	(58,990)
Proceeds from issuance of notes payable	196,657	—	—
Dividends paid on common stock	(32,524)	(29,627)	(26,698)
Net cash contributed from noncontrolling interest	825	100	19,250
Other, net	(369)	(908)	2,182
Net cash used in financing activities	(44,075)	(103,820)	(64,256)

Net change in cash and cash equivalents	362,355	62,066	(42,359)
Cash and cash equivalents, beginning of year	116,471	54,405	96,764
Cash and cash equivalents, end of year	$478,826	$116,471	$54,405

Supplemental Schedule of Non-Cash Activities:
Construction in progress related to build-to-suit lease obligations	$—	$—	$27,802
Note receivable contributed from nonbank subsidiary	$—	$—	$111,653

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

33. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2020
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$136,861	$129,828	$134,931	$144,875	$546,495
Interest expense	29,489	27,928	30,373	34,539	122,329
Net interest income	107,372	101,900	104,558	110,336	424,166
Provision for (reversal of) credit losses	(3,482)	(602)	66,026	34,549	96,491
Noninterest income	447,931	502,711	468,125	271,713	1,690,480
Noninterest expense	402,348	399,345	370,209	281,901	1,453,803
Income from continuing operations before income taxes	156,437	205,868	136,448	65,599	564,352
Income tax expense	39,295	46,820	31,808	15,148	133,071
Income from continuing operations	117,142	159,048	104,640	50,451	431,281
Income from discontinued operations, net of income taxes	3,734	736	30,775	3,151	38,396
Net income	120,876	159,784	135,415	53,602	469,677
Less: Net income attributable to noncontrolling interest	4,431	6,505	6,939	3,966	21,841
Income attributable to Hilltop	$116,445	$153,279	$128,476	$49,636	$447,836

Earnings per common share:
Basic:
Earnings from continuing operations	$1.31	$1.69	$1.08	$0.51	$4.59
Earnings from discontinued operations	0.04	0.01	0.34	0.04	0.43
	$1.35	$1.70	$1.42	$0.55	$5.02
Diluted:
Earnings from continuing operations	$1.30	$1.69	$1.08	$0.51	$4.58
Earnings from discontinued operations	0.05	0.01	0.34	0.04	0.43
	$1.35	$1.70	$1.42	$0.55	$5.01

Cash dividends declared per common share	$0.09	$0.09	$0.09	$0.09	$0.36

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2019
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$151,818	$160,940	$149,000	$148,938	$610,696
Interest expense	41,058	48,294	41,716	40,649	171,717
Net interest income	110,760	112,646	107,284	108,289	438,979
Provision for (reversal of) credit losses	6,880	47	(672)	951	7,206
Noninterest income	263,646	306,505	276,703	215,963	1,062,817
Noninterest expense	307,868	321,186	304,088	278,747	1,211,889
Income from continuing operations before income taxes	59,658	97,918	80,571	44,554	282,701
Income tax expense	13,579	21,472	18,526	10,137	63,714
Income from continuing operations	46,079	76,446	62,045	34,417	218,987
Income (loss) from discontinued operations, net of income taxes	5,623	5,261	(2,254)	5,360	13,990
Net income	51,702	81,707	59,791	39,777	232,977
Less: Net income attributable to noncontrolling interest	2,426	2,289	1,980	991	7,686
Income attributable to Hilltop	$49,276	$79,418	$57,811	$38,786	$225,291

Earnings per common share:
Basic:
Earnings from continuing operations	$0.48	$0.81	$0.64	$0.36	$2.29
Earnings (losses) from discontinued operations	0.06	0.06	(0.02)	0.05	0.15
	$0.54	$0.87	$0.62	$0.41	$2.44
Diluted:
Earnings from continuing operations	$0.48	$0.81	$0.64	$0.36	$2.29
Earnings (losses) from discontinued operations	0.06	0.05	(0.02)	0.05	0.15
	$0.54	$0.86	$0.62	$0.41	$2.44

Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08	$0.32