Form 10-Q
period 2021-03-31
Hilltop Holdings Inc.
filed 2021-04-26
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant's common stock outstanding at April 23, 2021 was 82,260,548.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$1,564,489	$1,062,560
Federal funds sold	396	386
Assets segregated for regulatory purposes	273,393	290,357
Securities purchased under agreements to resell	106,342	80,319
Securities:
Trading, at fair value	528,712	694,255
Available for sale, at fair value, net (amortized cost of $1,715,428 and 1,435,919, respectively)	1,715,406	1,462,205
Held to maturity, at amortized cost, net (fair value of $311,402 and $326,671, respectively)	300,088	311,944
Equity, at fair value	189	140
	2,544,395	2,468,544

Loans held for sale	2,538,986	2,788,386
Loans held for investment, net of unearned income	7,810,657	7,693,141
Allowance for credit losses	(144,499)	(149,044)
Loans held for investment, net	7,666,158	7,544,097

Broker-dealer and clearing organization receivables	1,596,817	1,404,727
Premises and equipment, net	213,304	211,595
Operating lease right-of-use assets	101,055	105,757
Mortgage servicing rights	142,125	143,742
Other assets	648,895	555,983
Goodwill	267,447	267,447
Other intangible assets, net	19,035	20,364
Total assets	$17,682,837	$16,944,264

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$4,031,181	$3,612,384
Interest-bearing	7,701,598	7,629,935
Total deposits	11,732,779	11,242,319

Broker-dealer and clearing organization payables	1,546,227	1,368,373
Short-term borrowings	676,652	695,798
Securities sold, not yet purchased, at fair value	97,055	79,789
Notes payable	401,713	381,987
Operating lease liabilities	120,339	125,450
Junior subordinated debentures	67,012	67,012
Other liabilities	595,045	632,889
Total liabilities	15,236,822	14,593,617
Commitments and contingencies (see Notes 14 and 15)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 82,260,548 and 82,184,893 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	823	822
Additional paid-in capital	1,319,518	1,317,929
Accumulated other comprehensive income	3,486	17,763
Retained earnings	1,094,727	986,792
Deferred compensation employee stock trust, net	752	771
Employee stock trust (6,060 and 6,930 shares, at cost, at March 31, 2021 and December 31, 2020, respectively)	(121)	(138)
Total Hilltop stockholders' equity	2,419,185	2,323,939
Noncontrolling interests	26,830	26,708
Total stockholders' equity	2,446,015	2,350,647
Total liabilities and stockholders' equity	$17,682,837	$16,944,264

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans, including fees	$104,277	$111,168
Securities borrowed	28,972	13,327
Securities:
Taxable	10,251	15,695
Tax-exempt	2,102	1,610
Other	1,321	3,075
Total interest income	146,923	144,875

Interest expense:
Deposits	7,741	15,124
Securities loaned	25,486	11,277
Short-term borrowings	2,013	4,744
Notes payable	4,797	2,418
Junior subordinated debentures	562	850
Other	642	126
Total interest expense	41,241	34,539

Net interest income	105,682	110,336
Provision for (reversal of) credit losses	(5,109)	34,549
Net interest income after provision for (reversal of) credit losses	110,791	75,787

Noninterest income:
Net gains from sale of loans and other mortgage production income	267,080	150,486
Mortgage loan origination fees	43,155	28,554
Securities commissions and fees	38,314	40,069
Investment and securities advisory fees and commissions	27,695	23,180
Other	41,341	29,424
Total noninterest income	417,585	271,713

Noninterest expense:
Employees' compensation and benefits	270,353	196,356
Occupancy and equipment, net	24,429	19,522
Professional services	13,585	14,798
Other	58,295	51,225
Total noninterest expense	366,662	281,901

Income from continuing operations before income taxes	161,714	65,599
Income tax expense	37,770	15,148
Income from continuing operations	123,944	50,451
Income from discontinued operations, net of income taxes	—	3,151
Net income	123,944	53,602
Less: Net income attributable to noncontrolling interest	3,599	3,966
Income attributable to Hilltop	$120,345	$49,636

Earnings per common share:
Basic:
Earnings from continuing operations	$1.46	$0.51
Earnings from discontinued operations	—	0.04
	$1.46	$0.55
Diluted:
Earnings from continuing operations	$1.46	$0.51
Earnings from discontinued operations	—	0.04
	$1.46	$0.55
Weighted average share information:
Basic	82,169	90,509
Diluted	82,657	90,550

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$123,944	$53,602
Other comprehensive income:
Change in fair value of cash flow and fair value hedges, net of tax of $505 and $(933), respectively	6,035	(3,200)
Net unrealized gains (losses) on securities available for sale, net of tax of $(5,974) and $3,726, respectively	(20,241)	12,605
Reclassification adjustment for gains (losses) included in net income, net of tax of $(21) and $34, respectively	(71)	115
Comprehensive income	109,667	63,122
Less: comprehensive income attributable to noncontrolling interest	3,599	3,966

Comprehensive income applicable to Hilltop	$106,068	$59,156

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	49,636	—	—	—	49,636	3,966	53,602
Other comprehensive income	—	—	—	9,520	—	—	—	—	9,520	—	9,520
Stock-based compensation expense	—	—	3,642	—	—	—	—	—	3,642	—	3,642
Common stock issued to board members	10	—	146	—	—	—	—	—	146	—	146
Issuance of common stock related to share-based awards, net	158	2	(471)	—	—	—	—	—	(469)	—	(469)
Repurchases of common stock	(701)	(7)	(11,249)	—	(3,701)	—	—	—	(14,957)	—	(14,957)
Dividends on common stock ($0.09 per share)	—	—	—	—	(8,158)	—	—	—	(8,158)	—	(8,158)
Deferred compensation plan	—	—	—	—	—	(2)	—	5	3	—	3
Adoption of accounting standards	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,701)	(2,701)
Balance, March 31, 2020	90,108	$901	$1,437,301	$20,939	$676,946	$774	8	$(150)	$2,136,711	$27,022	$2,163,733

Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	120,345	—	—	—	120,345	3,599	123,944
Other comprehensive loss	—	—	—	(14,277)	—	—	—	—	(14,277)	—	(14,277)
Stock-based compensation expense	—	—	4,594	—	—	—	—	—	4,594	—	4,594
Common stock issued to board members	4	—	147	—	—	—	—	—	147	—	147
Issuance of common stock related to share-based awards, net	222	2	(748)	—	—	—	—	—	(746)	—	(746)
Repurchases of common stock	(150)	(1)	(2,404)	—	(2,545)	—	—	—	(4,950)	—	(4,950)
Dividends on common stock ($0.12 per share)	—	—	—	—	(9,865)	—	—	—	(9,865)	—	(9,865)
Deferred compensation plan	—	—	—	—	—	(19)	(1)	17	(2)	—	(2)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,477)	(3,477)
Balance, March 31, 2021	82,261	$823	$1,319,518	$3,486	$1,094,727	$752	6	$(121)	$2,419,185	$26,830	$2,446,015

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$123,944	$53,602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(5,109)	34,549
Depreciation, amortization and accretion, net	5,930	1,883
Deferred income taxes	1,424	(2,053)
Other, net	5,775	(2,410)
Net change in securities purchased under agreements to resell	(26,023)	35,675
Net change in trading securities	165,543	295,995
Net change in broker-dealer and clearing organization receivables	(275,257)	11,768
Net change in other assets	(97,606)	(243,683)
Net change in broker-dealer and clearing organization payables	171,709	(281,891)
Net change in other liabilities	(13,289)	(73,963)
Net change in securities sold, not yet purchased	17,266	(21,049)
Proceeds from sale of mortgage servicing rights asset	52,783	18,650
Change in valuation of mortgage servicing rights asset	(16,865)	11,030
Net gains from sales of loans	(267,080)	(150,486)
Loans originated for sale	(6,960,572)	(4,256,981)
Proceeds from loans sold	7,431,243	3,983,089
Net cash provided by (used in) operating activities for continuing operations	313,816	(586,275)
Net cash provided by operating activities for discontinued operations	—	3,505
Net cash provided by (used in) operating activities	313,816	(582,770)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	11,707	37,624
Proceeds from sales, maturities and principal reductions of securities available for sale	249,628	73,889
Purchases of securities held to maturity	—	(6,532)
Purchases of securities available for sale	(531,701)	(119,778)
Net change in loans held for investment	(29,151)	(19,692)
Purchases of premises and equipment and other assets	(8,341)	(17,754)
Proceeds from sales of premises and equipment and other real estate owned	867	15,350
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	(35)	18,685
Net cash used in investing activities for continuing operations	(307,026)	(18,208)
Net cash provided by investing activities for discontinued operations	—	1,794
Net cash used in investing activities	(307,026)	(16,414)
Financing Activities
Net change in deposits	496,605	850,829
Net change in short-term borrowings	(18,834)	(94,062)
Proceeds from notes payable	239,020	273,386
Payments on notes payable	(219,401)	(285,639)
Payments to repurchase common stock	(4,950)	(14,957)
Dividends paid on common stock	(9,865)	(8,158)
Net cash distributed to noncontrolling interest	(3,477)	(2,701)
Other, net	(913)	(624)
Net cash provided by financing activities	478,185	718,074

Net change in cash, cash equivalents and restricted cash	484,975	118,890
Cash, cash equivalents and restricted cash, beginning of period	1,353,303	642,789
Cash, cash equivalents and restricted cash, end of period	$1,838,278	$761,679

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,564,489	$524,370
Cash and due from banks, included within assets of discontinued operations	—	58,103
Federal funds sold	396	401
Assets segregated for regulatory purposes	273,393	178,805
Total cash, cash equivalents and restricted cash	$1,838,278	$761,679
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$37,095	$37,041
Cash paid for income taxes, net of refunds	$1,622	$1,771
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$461	$182
Additions to mortgage servicing rights	$34,301	$4,475

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

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of National Lloyds Corporation (“NLC”), which comprised the operations of the former insurance segment, for cash proceeds of $154.1 million, and was subject to post-closing adjustments. Accordingly, NLC’s results for the three months ended March 31, 2020 have been presented as discontinued operations in the consolidated financial statements. For further details, see Note 3 to the consolidated financial statements.

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

As a result of the spread of the novel coronavirus (“COVID-19”) pandemic, economic uncertainties have contributed to significant volatility in the global economy, as well as banking and other financial activity in the areas in which the Company operates. The effects of COVID-19 and the governmental and societal response to the virus have negatively impacted financial markets and overall economic conditions on an unprecedented scale, resulting in the shuttering of businesses across the country and significant job loss. Many of these businesses reopened but may be operating at limited capacity. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. COVID-19 presents material uncertainty which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Momentum Independent Network Inc. (“Momentum Independent Network” and collectively with Hilltop Securities, the “Hilltop Broker-Dealers”) and Hilltop Securities Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the SEC and Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), Momentum Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 20 to the consolidated financial statements included in the Company’s 2020 Form 10-K and are collectively referred to as the “Hilltop Plaza Entities.”

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

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2020 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2021

In January 2020, FASB issued ASU 2020-01 to clarify the interaction among ASC 321, ASC 323, and ASC 815 for equity securities, equity method investments, and certain financial instruments to acquire equity securities. ASU 2020-01 clarifies whether re-measurement of equity investments is appropriate when observable transactions cause the equity method to be triggered or discontinued. ASU 2020-01 also provides that certain forward contracts and purchased options to acquire equity securities will be measured under ASC 321 without an assessment of subsequent accounting upon settlement or exercise. The amendment is effective in periods beginning after December 15, 2020. The Company adopted the provisions of this amendment as of January 1, 2021. The adoption of these provisions did not have a material impact on its consolidated financial statements.

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

During the first quarter of 2020, management determined that the then-pending sale of NLC met the criteria to be presented as discontinued operations. Therefore, NLC’s results for the three months ended March 31, 2020 have been presented as discontinued operations in the consolidated financial statements. All related notes to the consolidated financial statements for discontinued operations have been included in this note. The following table presents the results of discontinued operations for NLC for the three months ended March 31, 2020.

Interest income:
Securities:
Taxable	$938
Other	67
Total interest income	1,005

Interest expense:
Notes payable	406

Noninterest income:
Net insurance premiums earned	32,637
Other	(2,246)
Total noninterest income	30,391

Noninterest expense:
Employees' compensation and benefits	2,777
Occupancy and equipment, net	247
Professional services	8,527
Loss and loss adjustment expenses	12,949
Other	2,476
Total noninterest expense	26,976

Income from discontinued operations before income taxes	4,014
Income tax expense	863
Income from discontinued operations, net of income taxes	$3,151

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Reinsurance Activity

The effects of reinsurance on premiums written and earned are included within discontinued operations and are summarized as follows (in thousands).

	Three Months Ended
	March 31, 2020
	Written	Earned
Premiums from direct business	$29,980	$30,746
Reinsurance assumed	2,952	3,244
Reinsurance ceded	(1,353)	(1,353)
Net premiums	$31,579	$32,637

The effects of reinsurance on incurred losses and LAE are included within discontinued operations and are as follows (in thousands).

Three Months Ended
March 31, 2020
Losses and LAE incurred	$12,763
Reinsurance recoverables	186
Net loss and LAE incurred	$12,949

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

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2 Inputs: Observable inputs other than Level 1 prices. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, yield curves, prepayment speeds, default rates, credit risks and loss severities), and inputs that are derived from or corroborated by market data, among others.

●	Level 3 Inputs: Unobservable inputs that reflect an entity’s own estimates about the assumptions that market participants would use in pricing the assets or liabilities. Level 3 inputs include pricing models and discounted cash flow techniques, among others.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2021 and December 31, 2020, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $2.25 billion and $2.52 billion, respectively, and the unpaid principal balance of those loans was $2.21 billion and $2.41 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2021	Inputs	Inputs	Inputs	Fair Value
Trading securities	$5,364	$523,348	$—	$528,712
Available for sale securities	—	1,715,406	—	1,715,406
Equity securities	189	—	—	189
Loans held for sale	—	2,171,792	77,275	2,249,067
Derivative assets	—	136,508	—	136,508
MSR asset	—	—	142,125	142,125
Securities sold, not yet purchased	66,090	30,965	—	97,055
Derivative liabilities	—	54,455	—	54,455

	Level 1	Level 2	Level 3	Total
December 31, 2020	Inputs	Inputs	Inputs	Fair Value
Trading securities	$45,390	$648,865	$—	$694,255
Available for sale securities	—	1,462,205	—	1,462,205
Equity securities	140	—	—	140
Loans held for sale	—	2,449,588	71,816	2,521,404
Derivative assets	—	126,898	—	126,898
MSR asset	—	—	143,742	143,742
Securities sold, not yet purchased	54,494	25,295	—	79,789
Derivative liabilities	—	74,598	—	74,598

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers to	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	(from) Level 3	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2021
Loans held for sale	$71,816	$12,494	$(7,239)	$741	$(537)	$—	$77,275
MSR asset	143,742	34,301	(52,783)	—	16,865	—	142,125
Total	$215,558	$46,795	$(60,022)	$741	$16,328	$—	$219,400

Three months ended March 31, 2020
Loans held for sale	$67,195	$14,285	$(4,175)	$6,220	$(3,937)	$—	$79,588
MSR asset	55,504	4,475	(18,650)	—	(11,030)	—	30,299
Total	$122,699	$18,760	$(22,825)	$6,220	$(14,967)	$—	$109,887

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2021.

For Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
			March 31,				December 31,
Financial instrument	Valuation Technique	Unobservable Inputs	2021				2020
Loans held for sale	Market comparable	Projected price	91	-	94%	(94%)	91	-	94%	(94%)

MSR asset	Discounted cash flows	Constant prepayment rate			11.28%				12.15%
		Discount rate			13.68%				14.60%

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

The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment and discount rates, the most significant unobservable inputs, are discussed further in Note 8 to the consolidated financial statements. The decreases in the weighted average prepayment and discount rates used to value the MSR asset at March 31, 2021, compared to December 31, 2020, reflect the effect of increased mortgage rates reducing consumer refinancing activity and an increase in third-party servicing outlets.

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

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(67,956)	$—	$(67,956)	$33,979	$—	$33,979
MSR asset	16,865	—	16,865	(11,030)	—	(11,030)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been no changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 5 to the consolidated financial statements included in the Company’s 2020 Form 10-K.

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2021	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,564,885	$1,564,885	$—	$—	$1,564,885
Assets segregated for regulatory purposes	273,393	273,393	—	—	273,393
Securities purchased under agreements to resell	106,342	—	106,342	—	106,342
Held to maturity securities	300,088	—	311,402	—	311,402
Loans held for sale	289,919	—	289,919	—	289,919
Loans held for investment, net	7,666,158	—	520,175	7,342,590	7,862,765
Broker-dealer and clearing organization receivables	1,596,817	—	1,596,817	—	1,596,817
Other assets	73,208	—	71,499	1,709	73,208

Financial liabilities:
Deposits	11,732,779	—	11,742,710	—	11,742,710
Broker-dealer and clearing organization payables	1,546,227	—	1,546,227	—	1,546,227
Short-term borrowings	676,652	—	676,652	—	676,652
Debt	468,725	—	468,725	—	468,725
Other liabilities	11,067	—	11,067	—	11,067

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

The Company held equity investments other than securities of $63.7 million and $63.6 million at March 31, 2021 and December 31, 2020, respectively, which are included within other assets in the consolidated balance sheets. Of the $63.7 million of such equity investments held at March 31, 2021, $22.9 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$22,844	$19,771
Upward adjustments	121	106
Impairments and downward adjustments	(60)	(789)
Balance, end of period	$22,905	$19,088

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2021	2020
U.S. Treasury securities	$465	$40,491
U.S. government agencies:
Bonds	20,376	40
Residential mortgage-backed securities	161,557	336,081
Commercial mortgage-backed securities	861	876
Collateralized mortgage obligations	80,729	69,172
Corporate debt securities	64,535	62,481
States and political subdivisions	183,385	171,573
Private-label securitized product	11,655	8,571
Other	5,149	4,970
Totals	$528,712	$694,255

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $97.1 million and $79.8 million at March 31, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$76,527	$970	$(334)	$77,163
Residential mortgage-backed securities	897,085	13,009	(9,811)	900,283
Commercial mortgage-backed securities	157,906	594	(9,551)	148,949
Collateralized mortgage obligations	536,548	5,327	(2,057)	539,818
States and political subdivisions	47,362	2,045	(214)	49,193
Totals	$1,715,428	$21,945	$(21,967)	$1,715,406

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$82,036	$1,095	$(325)	$82,806
Residential mortgage-backed securities	624,863	17,194	(446)	641,611
Commercial mortgage-backed securities	124,929	768	(1,159)	124,538
Collateralized mortgage obligations	559,362	6,916	(370)	565,908
States and political subdivisions	44,729	2,613	—	47,342
Totals	$1,435,919	$28,586	$(2,300)	$1,462,205

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$12,541	$603	$—	$13,144
Commercial mortgage-backed securities	152,309	6,792	—	159,101
Collateralized mortgage obligations	65,043	1,738	—	66,781
States and political subdivisions	70,195	2,211	(30)	72,376
Totals	$300,088	$11,344	$(30)	$311,402

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$13,547	$708	$—	$14,255
Commercial mortgage-backed securities	152,820	9,205	—	162,025
Collateralized mortgage obligations	74,932	2,036	—	76,968
States and political subdivisions	70,645	2,778	—	73,423
Totals	$311,944	$14,727	$—	$326,671

Additionally, the Company had unrealized net gains of $0.1 million at both March 31, 2020 and December 31, 2020 from equity securities with fair values of $0.2 million and $0.1 million held at March 31, 2021 and December 31, 2020, respectively. The Company recognized nominal net gains and nominal net losses during the three months ended March 31,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

2021 and 2020, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2021 and 2020, net gains recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2021			December 31, 2020
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	5	$34,739	$334	8	$60,298	$325
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	5	34,739	334	8	60,298	325
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	54	604,251	9,811	15	86,287	429
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	54	604,251	9,811	15	86,287	429
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	14	137,123	9,551	10	105,386	1,176
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	14	137,123	9,551	10	105,386	1,176
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	18	160,376	2,027	10	101,990	324
Unrealized loss for twelve months or longer	3	3,852	30	5	13,611	46
	21	164,228	2,057	15	115,601	370
States and political subdivisions:
Unrealized loss for less than twelve months	24	8,421	214	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	24	8,421	214	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	115	944,910	21,937	43	353,961	2,254
Unrealized loss for twelve months or longer	3	3,852	30	5	13,611	46
	118	$948,762	$21,967	48	$367,572	$2,300

	March 31, 2021			December 31, 2020
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
States and political subdivisions:
Unrealized loss for less than twelve months	7	$2,093	$30	2	$578	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	2,093	30	2	578	—
Total held to maturity:
Unrealized loss for less than twelve months	7	2,093	30	2	578	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	$2,093	$30	2	$578	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2021 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$20,331	$20,392	$843	$877
Due after one year through five years	40,512	41,809	1,185	1,213
Due after five years through ten years	17,013	17,501	9,850	10,183
Due after ten years	46,033	46,654	58,317	60,103
	123,889	126,356	70,195	72,376

Residential mortgage-backed securities	897,085	900,283	12,541	13,144
Collateralized mortgage obligations	536,548	539,818	65,043	66,781
Commercial mortgage-backed securities	157,906	148,949	152,309	159,101
	$1,715,428	$1,715,406	$300,088	$311,402

The Company recognized net gains of $8.7 million and $7.0 million from its trading portfolio during the three months ended March 31, 2021 and 2020, respectively. In addition, the Hilltop Broker-Dealers realized net gains of $44.1 million and $21.3 million during the three months ended March 31, 2021 and 2020, respectively, from structured product trading activities. The Company had $0.1 million in other realized losses on securities and $0.2 million in other realized gains on securities during the three months ended March 31, 2021 and 2020, respectively. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $732.5 million and $712.3 million (with a fair value of $750.5 million and $733.8 million, respectively) at March 31, 2021 and December 31, 2020, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at March 31, 2021 and December 31, 2020.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2021	2020
Commercial real estate	$3,114,936	$3,133,903
Commercial and industrial (1)	2,574,229	2,627,774
Construction and land development	821,883	828,852
1-4 family residential	745,544	629,938
Consumer	33,890	35,667
Broker-dealer (2)	520,175	437,007
	7,810,657	7,693,141
Allowance for credit losses	(144,499)	(149,044)
Total loans held for investment, net of allowance	$7,666,158	$7,544,097
(1)	Included loans totaling $492.4 million at March 31, 2021 funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	March 31, 2021			December 31, 2020			Interest Income Recognized
	With	With No		With	With No		Three Months Ended March 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2021	2020
Commercial real estate:
Non-owner occupied	$997	$368	$1,365	$1,213	$445	$1,658	$74	$(97)
Owner occupied	3,363	5,940	9,303	3,473	6,002	9,475	90	16
Commercial and industrial	12,572	23,572	36,144	10,821	23,228	34,049	143	300
Construction and land development	101	400	501	102	405	507	15	22
1-4 family residential	2,852	19,801	22,653	4,726	16,651	21,377	924	983
Consumer	26	—	26	28	—	28	—	(5)
Broker-dealer	—	—	—	—	—	—	—	—
	$19,911	$50,081	$69,992	$20,363	$46,731	$67,094	$1,246	$1,219

At March 31, 2021 and December 31, 2020, $8.3 million and $10.9 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis increased $2.9 million from December 31, 2020 to March 31, 2021, primarily due to an increase in commercial and industrial loans of $2.1 million and an increase in 1-4 family residential loans of $1.3 million. The increase in commercial and industrial loans in non-accrual status since December 31, 2020 was primarily due to four relationships that included six loans totaling $2.9 million and had a $1.0 million reserve at

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

March 31, 2021. The increase in 1-4 family residential loans in non-accrual status at March 31, 2021, compared to December 31, 2020, was primarily related to the classification of $3.6 million of loans as non-accrual, that were previously classified as accruing.

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

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends certain relief provisions from the March CARES Act that were set to expire at the end of 2020. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Bank’s COVID-19 payment deferral programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan. The Bank’s actions included approval of approximately $1.0 billion in COVID-19 related loan modifications as of December 31, 2020. During the first quarter of 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $8 million of new COVID-19 related loan modifications since December 31, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $130 million as of March 31, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans may represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank is uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-accrual status during future periods is uncertain and will depend on future developments that cannot be predicted.

There were no TDRs granted during the three months ended March 31, 2021 that do not qualify for the CARES Act exemption. There was one TDR granted during the three months ended March 31, 2020 with a balance at date of extension of $1.1 million and a balance at March 31, 2020 of $1.2 million. The Bank had nominal unadvanced commitments to borrowers whose loans had been restructured in TDRs at March 31, 2021 and at December 31, 2020. There were no TDRs granted during the twelve months preceding March 31, 2021 and March 31, 2020, for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total Past	Current	Total	Past Due
March 31, 2021	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$4,618	$—	$199	$4,817	$1,769,495	$1,774,312	$—
Owner occupied	3,270	79	7,436	10,785	1,329,839	1,340,624	—
Commercial and industrial	2,021	868	9,744	12,633	2,561,596	2,574,229	—
Construction and land development	19	—	—	19	821,864	821,883	—
1-4 family residential	8,148	1,807	10,943	20,898	724,646	745,544	—
Consumer	38	23	26	87	33,803	33,890	—
Broker-dealer	—	—	—	—	520,175	520,175	—
	$18,114	$2,777	$28,348	$49,239	$7,761,418	$7,810,657	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total Past	Current	Total	Past Due
December 31, 2020	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,919	$—	$199	$2,118	$1,786,193	$1,788,311	$—
Owner occupied	195	522	8,328	9,045	1,336,547	1,345,592	—
Commercial and industrial	3,114	407	7,318	10,839	2,616,935	2,627,774	6
Construction and land development	19	—	—	19	828,833	828,852	—
1-4 family residential	8,110	3,040	12,420	23,570	606,368	629,938	—
Consumer	172	123	26	321	35,346	35,667	—
Broker-dealer	—	—	—	—	437,007	437,007	—
	$13,529	$4,092	$28,291	$45,912	$7,647,229	$7,693,141	$6

In addition to the loans shown in the tables above, PrimeLending had $265.2 million and $243.6 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $267.0 million and $245.5 million, respectively) that were 90 days past due and accruing interest at March 31, 2021 and December 31, 2020, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals for up to 90 days and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. These short-term modifications generally meet the criteria of the CARES Act and, therefore, they are not reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of March 31, 2021, PrimeLending had $152.0 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, and (iv) general economic conditions in state and local markets. The Company defines classified loans as loans with a risk rating of substandard, doubtful or loss. There have been no changes to the risk rating internal grades utilized for commercial loans as described in detail in Note 7 to the consolidated financial statements in the Company’s 2020 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents loans held for investment grouped by asset class and credit quality indicator, segregated by year of origination or renewal (in thousands).

	Amortized Cost Basis by Origination Year
						2016 and
March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$1,315	$21,584	$25,522	$2,967	$1,543	$25,102	$1	$78,034
Internal Grade 4-7 (Pass normal risk)	77,105	215,239	118,279	80,556	87,046	141,703	29,881	749,809
Internal Grade 8-11 (Pass high risk and watch)	47,159	254,256	144,782	90,039	87,938	159,420	1,060	784,654
Internal Grade 12 (Special mention)	—	—	953	—	3,147	—	—	4,100
Internal Grade 13 (Substandard accrual)	15,569	16,863	16,114	27,690	24,912	55,090	112	156,350
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	1,365	—	1,365
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$53,912	$62,479	$20,802	$9,650	$40,569	$39,802	$953	$228,167
Internal Grade 4-7 (Pass normal risk)	14,627	160,608	140,191	132,548	55,572	129,848	33,823	667,217
Internal Grade 8-11 (Pass high risk and watch)	9,537	117,480	75,922	45,331	22,478	47,365	1,285	319,398
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	3,128	9,554	5,578	70,928	10,222	17,129	—	116,539
Internal Grade 14 (Substandard non-accrual)	19	504	1,260	360	5,316	1,844	—	9,303
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$6,841	$32,861	$26,279	$7,850	$5,176	$3,202	$20,597	$102,806
Internal Grade 4-7 (Pass normal risk)	37,973	162,663	50,894	49,216	26,491	25,428	398,758	751,423
Internal Grade 8-11 (Pass high risk and watch)	28,608	73,506	43,507	16,768	11,714	15,336	202,553	391,992
Internal Grade 12 (Special mention)	735	—	—	—	—	—	—	735
Internal Grade 13 (Substandard accrual)	2,082	9,227	3,356	10,492	5,394	5,612	19,248	55,411
Internal Grade 14 (Substandard non-accrual)	6,851	18,791	4,398	1,927	283	101	3,793	36,144
Construction and land development
Internal Grade 1-3 (Pass low risk)	$4,088	$10,353	$2,538	$4,075	$256	$4,316	$1,203	$26,829
Internal Grade 4-7 (Pass normal risk)	46,669	193,481	94,295	62,581	2,129	5,547	35,272	439,974
Internal Grade 8-11 (Pass high risk and watch)	33,597	164,634	58,067	48,030	630	3,609	14,223	322,790
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	366	2,106	1,423	—	5,391	—	5,485	14,771
Internal Grade 14 (Substandard non-accrual)	400	—	—	—	—	101	—	501
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	181	74	—	1,244	—	127	—	1,626
FICO greater than 720	4,276	9,738	—	—	—	—	—	14,014
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	25	1,353	—	—	—	—	—	1,378
1-4 family residential
FICO less than 620	$—	$1,249	$787	$3,668	$55	$30,157	$311	$36,227
FICO between 620 and 720	6,205	14,019	16,317	9,396	8,291	46,118	1,270	101,616
FICO greater than 720	137,140	141,403	72,909	55,977	26,799	88,019	4,337	526,584
Substandard non-accrual	162	—	822	—	142	21,527	—	22,653
Other (1)	11,736	26,093	9,456	5,717	1,371	3,050	1,041	58,464
Consumer
FICO less than 620	$179	$828	$923	$92	$87	$59	$315	$2,483
FICO between 620 and 720	2,419	3,012	1,774	375	513	111	2,075	10,279
FICO greater than 720	1,339	6,283	1,407	2,681	112	72	2,835	14,729
Substandard non-accrual	—	—	—	—	25	1	—	26
Other (1)	1,600	3,440	873	80	28	35	317	6,373

Total loans with credit quality measures	$555,843	$1,733,681	$939,428	$740,238	$433,630	$871,196	$780,748	$6,054,764
Commercial and industrial (mortgage warehouse lending)								$743,347
Commercial and industrial (Paycheck Protection Program loans)								$492,371
Broker-Dealer (margin loans and correspondent receivables)								$520,175
Total loans held for investment								$7,810,657

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2021. In addition, as of March 31, 2021, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio at transition.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management revised its methodology for determining the allowance for credit losses upon the implementation of the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of March 31, 2021. While the Company believes it has an appropriate allowance for the existing loan portfolio at March 31, 2021, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2020 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of March 31, 2021, the Company utilized a single macroeconomic consensus scenario published by Moody’s Analytics in March 2021 that was updated to reflect the U.S. economic outlook. This consensus scenario utilizes multiple economic variables in forecasting the economic outlook and is based on Moody’s Analytics’ review of a variety of surveys of baseline forecasts of the U.S. economy. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

The COVID-19 pandemic has resulted in a weak labor market and weak overall economic conditions that have affected borrowers across our lending portfolios. Significant judgment is required to estimate the severity and duration of the current economic downturn, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts regarding the duration and severity of the economic downturn are rapidly changing and remain highly uncertain as COVID-19 cases and vaccine effectiveness evolve nationally and in key geographies.

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

During the three months ended March 31, 2020, reserves on individually evaluated loans increased $17.6 million, while reserves on expected losses of collectively evaluated loans increased primarily due to the increase in the expected

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. While not material, the change in the allowance for credit losses during the three months ended March 31, 2020 was also attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades. The change in the allowance during the three months ended March 31, 2020 was also impacted by net charge-offs of $1.5 million.

During the three months ended March 31, 2021, the allowance was primarily comprised of a net reversal of credit losses on expected losses of collectively evaluated loans of $6.5 million primarily due to improvements in the macroeconomic forecast assumptions from the prior quarter, partially offset by slower prepayment assumptions on certain commercial real estate and construction and land portfolios, as well as an increase in the provision for credit losses on individually evaluated loans of $1.4 million primarily related to changes in risk rating grades and updated realizable values. The change in the allowance for credit losses during the current period was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan growth, loan mix, and changes in qualitative factors from the prior quarter. The change in the allowance during the three months ended March 31, 2021 was also impacted by net recoveries of $0.6 million.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2021	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$109,629	$—	$(5,517)	$—	$14	$104,126
Commercial and industrial	27,703	—	556	(179)	433	28,513
Construction and land development	6,677	—	572	—	—	7,249
1-4 family residential	3,946	—	(857)	(110)	409	3,388
Consumer	876	—	71	(79)	76	944
Broker-dealer	213	—	66	—	—	279
Total	$149,044	$—	$(5,109)	$(368)	$932	$144,499

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$31,595	$8,073	$14,475	$(214)	$10	$53,939
Commercial and industrial	17,964	3,193	18,446	(1,440)	387	38,550
Construction and land development	4,878	577	907	(2)	—	6,360
1-4 family residential	6,386	(29)	201	(203)	10	6,365
Consumer	265	748	246	(176)	120	1,203
Broker-dealer	48	—	274	—	—	322
Total	$61,136	$12,562	$34,549	$(2,035)	$527	$106,739

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$8,388	$2,075
Transition adjustment CECL accounting standard	—	3,837
Other noninterest expense	419	1,297
Balance, end of period	$8,807	$7,209

As previously discussed, the Company adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During three months ended March 31, 2020, the increase in the reserve for unfunded commitments was primarily due to the macroeconomic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions. During the three months ended March 31, 2021, the increase in the reserve for unfunded commitments was primarily due to increases in available commitment balances.

8. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$143,742	$55,504
Additions	34,301	4,475
Sales	(52,783)	(18,650)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	24,137	(9,594)
Due to customer payoffs	(7,272)	(1,436)
Balance, end of period	$142,125	$30,299

	March 31,	December 31,
	2021	2020
Mortgage loans serviced for others (2)	$12,124,282	$14,643,623
MSR asset as a percentage of serviced mortgage loans	1.17%	0.98%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2021	2020
Weighted average constant prepayment rate	11.28%	12.15%
Weighted average discount rate	13.68%	14.60%
Weighted average life (in years)	6.6	6.3

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2021	2020
Constant prepayment rate:
Impact of 10% adverse change	$(4,229)	$(5,639)
Impact of 20% adverse change	(8,497)	(11,164)
Discount rate:
Impact of 10% adverse change	(6,418)	(6,435)
Impact of 20% adverse change	(12,254)	(12,287)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $16.2 million and $5.9 million during the three months ended March 31, 2021 and 2020, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

9. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2021	2020
Noninterest-bearing demand	$4,031,181	$3,612,384
Interest-bearing:
Demand accounts	2,568,355	2,399,341
Brokered - demand	186,011	282,426
Money market	2,895,070	2,716,878
Brokered - money market	213,978	124,243
Savings	271,910	276,327
Time	1,327,177	1,506,435
Brokered - time	239,097	324,285
	$11,732,779	$11,242,319

10. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2021	2020
Federal funds purchased	$158,835	$180,325
Securities sold under agreements to repurchase	123,437	237,856
Federal Home Loan Bank	—	—
Short-term bank loans	58,000	—
Commercial paper	336,380	277,617
	$676,652	$695,798

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

	Three Months Ended March 31,
	2021	2020
Average balance during the period	$367,313	$732,954
Average interest rate during the period	0.36%	1.78%

	March 31,	December 31,
	2021	2020
Average interest rate at end of period	0.25%	0.25%
Securities underlying the agreements at end of period:
Carrying value	$123,392	$237,913
Estimated fair value	$134,558	$262,554

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Three Months Ended March 31,
	2021	2020
Average balance during the period	$—	$153,736
Average interest rate during the period	—%	1.63%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2021 was 1.25%.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of March 31, 2021, the weighted average maturity of the CP Notes was 157 days at a rate of 1.13%, with a weighted average remaining life of 106 days. At March 31, 2021, the aggregate amount outstanding under these secured arrangements was $336.4 million, which was collateralized by securities held for firm accounts valued at $364.1 million.

11. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2021	2020
Senior Notes due April 2025, net of discount of $1,020 and $1,063, respectively	$148,980	$148,937
Subordinated Notes due May 2030, net of discount of $771 and $793, respectively	49,229	49,207
Subordinated Notes due May 2035, net of discount of $2,350 and $2,392, respectively	147,650	147,608
Ventures Management lines of credit	55,854	36,235
	$401,713	$381,987

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

12. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	March 31,	December 31,
	2021	2020
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(4,915)	(4,768)
Premises and equipment, net	$2,865	$3,012

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$9,718	$10,630
Less operating lease and sublease income	(339)	(618)
Net operating lease cost	$9,379	$10,012

Finance lease cost:
Amortization of ROU assets	$147	$147
Interest on lease liabilities	134	144
Total finance lease cost	$281	$291

Supplemental cash flow information related to leases is as follows (in thousands).

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,240	$9,951
Operating cash flows from finance leases	134	144
Financing cash flows from finance leases	167	155
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,334	$4,049
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	March 31, 2021		December 31, 2020
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.4	4.56%	5.5	4.67%
Finance	5.4	4.82%	5.6	4.81%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Future minimum lease payments under lease agreements as of March 31, 2021, are presented below (in thousands).

	Operating Leases	Finance Leases
2021	$26,677	$911
2022	29,233	1,241
2023	23,488	1,280
2024	15,875	1,163
2025	11,593	886
Thereafter	29,884	1,411
Total minimum lease payments	136,750	6,892
Less amount representing interest	(16,411)	(2,199)
Lease liabilities	$120,339	$4,693

As of March 31, 2021, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $23.2 million. These operating leases are expected to commence between April 2021 and October 2021 with lease terms ranging from three to eleven years.

13. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates from continuing operations were 23.4% and 23.1% for the three months ended March 31, 2021 and 2020, respectively, and approximated the applicable statutory rates for such periods.

14. Commitments and Contingencies

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

PrimeLending received an investigative inquiry from the United States Attorney for the Western District of Virginia regarding PrimeLending’s float down option. At this time, the United States Attorney has requested certain materials with respect to this matter, and PrimeLending is fully cooperating with such requests.

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

At March 31, 2021 and December 31, 2020, the mortgage origination segment’s indemnification liability reserve totaled $24.3 million and $21.5 million, respectively. The provision for indemnification losses was $3.0 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$30,085	$32,144
Claims made	5,112	6,071
Claims resolved with no payment	(2,914)	(984)
Repurchases	(1,811)	(2,330)
Indemnification payments	(335)	(122)
Balance, end of period	$30,137	$34,779

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$21,531	$11,776
Additions for new sales	3,007	725
Repurchases	(124)	(271)
Early payment defaults	(12)	(39)
Indemnification payments	(141)	(43)
Change in reserves for loans sold in prior years	—	—
Balance, end of period	$24,261	$12,148

	March 31,	December 31,
	2021	2020
Reserve for Indemnification Liability:
Specific claims	$881	$961
Incurred but not reported claims	23,380	20,570
Total	$24,261	$21,531

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

15. Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require payment of fees. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third-party. These letters of credit are primarily issued to support public and private

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at March 31, 2021 and outstanding financial and performance standby letters of credit of $83.7 million at March 31, 2021.

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

16. Stock-Based Compensation

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

During the three months ended March 31, 2021 and 2020, Hilltop granted 4,181 and 10,291 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the three months ended March 31, 2021 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2020	1,833	$21.48
Granted	532	$32.93
Vested/Released	(248)	$24.69
Forfeited	(6)	$22.17
Balance, March 31, 2021	2,111	$23.99

Vested/Released RSUs include an aggregate of 26,694 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 471,505 RSUs pursuant to the Equity Plans. Of the RSUs granted during the three months ended March 31, 2021, 320,377 that were outstanding at March 31, 2021, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

during the three months ended March 31, 2021, 150,668 that were outstanding at March 31, 2021, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At March 31, 2021, in the aggregate, 1,746,622 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 364,149 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2021, unrecognized compensation expense related to outstanding RSUs of $32.9 million is expected to be recognized over a weighted average period of 1.72 years.

17. Regulatory Matters

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of March 31, 2021 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

					Minimum Capital
					Requirements
	March 31, 2021		December 31, 2020		Including	To Be Well
	Actual		Actual		Conservation Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,429,465	10.50%	$1,385,842	10.44%	4.0%	5.0%
Hilltop	2,221,143	13.01%	2,111,580	12.64%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,429,465	14.74%	1,385,842	14.40%	7.0%	6.5%
Hilltop	2,156,143	19.63%	2,046,580	18.97%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,429,465	14.74%	1,385,842	14.40%	8.5%	8.0%
Hilltop	2,221,143	20.22%	2,111,580	19.57%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,515,894	15.64%	1,470,364	15.27%	10.5%	10.0%
Hilltop	2,522,752	22.96%	2,409,684	22.34%	10.5%	N/A

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

At March 31, 2021, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$310,528	$4,348
Less: required net capital	9,220	264
Excess net capital	$301,308	$4,084

Net capital as a percentage of aggregate debit items	67.4%
Net capital in excess of 5% aggregate debit items	$287,477

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At March 31, 2021 and December 31, 2020, the Hilltop Broker-Dealers held cash of $273.4 million and $290.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2021 or December 31, 2020.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of March 31, 2021, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

18. Stockholders’ Equity

Dividends

During the three months ended March 31, 2021 and 2020, the Company declared and paid cash dividends of $0.12 and $0.09 per common share, or an aggregate of $9.9 million and $8.2 million, respectively.

On April 22, 2021, Hilltop’s board of directors declared a quarterly cash dividend of $0.12 per common share, payable on May 28, 2021, to all common stockholders of record as of the close of business on May 14, 2021.

Stock Repurchases

In January 2021, the Hilltop board of directors authorized a new stock repurchase program through January 2022, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During the three months ended March 31, 2021, the Company paid $5.0 million to repurchase an aggregate of 149,878 shares of common stock at an average price of $33.01 per share. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 25 to the consolidated financial statements included in the Company’s 2020 Form 10-K.

19. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. Additionally, the Bank manages variability of cash flows associated with its variable rate debt in interest-related cash outflows with interest rate swap contracts. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and Eurodollar futures. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps and U.S. Treasury bond futures and options to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses various derivative instruments, including U.S. Treasury bond futures and options, Eurodollar futures and municipal market data, or MMD, rate locks, to hedge changes in the fair value of its securities.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 4 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. These changes in

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 8 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended March 31,
	2021	2020
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$43,839	$19,876
Hilltop Broker-Dealers	(22,194)	(8,141)
Bank	11	(135)

Hedging Derivative Instruments

The Company has entered into interest rate swap contracts to manage the exposure to changes in fair value associated with certain available for sale fixed rate collateralized mortgage backed securities and fixed rate loans held for investment attributable to changes in the designated benchmark interest rate. Certain of these fair value hedges have been designated as a last-of-layer hedge, which provides the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. Additionally, the Company has outstanding interest rate swap contracts designated as cash flow hedges and utilized to manage the variability of cash flows associated with its variable rate borrowings.

Under each of its interest rate swap contracts designated as hedges, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the derivative instruments are highly effective in offsetting the variability of the hedged cash flows or fair value, changes in the fair value of the derivative are included as a component of other comprehensive loss on our consolidated balance sheets. Although the Company has determined at the onset of the hedges that the derivative instruments will be highly effective hedges throughout the term of the contract, any portion of derivative instruments subsequently determined to be ineffective will be recognized in earnings.

Derivative positions are presented in the following table (in thousands).

	March 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$2,673,869	$48,809	$2,470,013	$76,048
Commitments to purchase MBSs	2,075,777	(20,185)	2,478,041	22,311
Commitments to sell MBSs	5,837,856	50,638	6,141,079	(40,621)
Interest rate swaps	58,256	(502)	43,786	(2,196)
U.S. Treasury bond futures and options (1)	324,000	—	225,400	—
Eurodollar and other futures (1)	201,616	—	—	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$125,000	$(885)	$105,000	$(3,112)
Interest rate swaps designated as fair value hedges (2)	77,118	4,178	60,618	(130)
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.
(2)	The Company designated $77.1 million and $60.6 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $72.9 million and $60.7 million as of March 31, 2021 and December 31, 2020,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively), of which, a subset of these hedges are in last-of-layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $4.2 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively.

The decrease in the estimated fair value of the IRLCs at March 31, 2021, compared to December 31, 2020, was driven by a decrease in the average value of individual IRLCs. The impact of this decrease was partially offset by a slight increase in the total volume of IRLCs. The decrease in the average value of individual IRLCs was due to an increase in mortgage interest rates throughout the three months ended March 31, 2021.

PrimeLending held cash collateral advances totaling $58.5 million to offset net asset derivative positions on its commitments to sell MBSs at March 31, 2021. This amount is included in other liabilities within the consolidated balance sheets. PrimeLending had advanced cash collateral totaling $26.1 million to offset net liability positions on its commitments to sell MBSs at December 31, 2020. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $4.9 million and $2.7 million on various derivative instruments at March 31, 2021 and December 31, 2020, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

20. Balance Sheet Offsetting

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2021
Securities borrowed:
Institutional counterparties	$1,545,730	$—	$1,545,730	$(1,539,833)	$—	$5,897

Reverse repurchase agreements:
Institutional counterparties	106,342	—	106,342	(103,439)	—	2,903

Forward MBS derivatives:
Institutional counterparties	50,960	(322)	50,638	(7,512)	—	43,126
	$1,703,032	$(322)	$1,702,710	$(1,650,784)	$—	$51,926
December 31, 2020
Securities borrowed:
Institutional counterparties	$1,338,855	$—	$1,338,855	$(1,273,955)	$—	$64,900

Reverse repurchase agreements:
Institutional counterparties	80,319	—	80,319	(79,925)	—	394

Forward MBS derivatives:
Institutional counterparties	22,311	—	22,311	(22,311)	—	—
	$1,441,485	$—	$1,441,485	$(1,376,191)	$—	$65,294

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2021
Securities loaned:
Institutional counterparties	$1,464,186	$—	$1,464,186	$(1,457,134)	$—	$7,052

Interest rate swaps:
Institutional counterparties	829	(327)	502	(440)	—	62

Repurchase agreements:
Institutional counterparties	123,392	—	123,392	(123,392)	—	—

Forward MBS derivatives:
Institutional counterparties	20,185	—	20,185	(20,185)	—	—
	$1,608,592	$(327)	$1,608,265	$(1,601,151)	$—	$7,114
December 31, 2020
Securities loaned:
Institutional counterparties	$1,245,066	$—	$1,245,066	$(1,179,090)	$—	$65,976

Interest rate swaps:
Institutional counterparties	2,196	—	2,196	(2,123)	—	73

Repurchase agreements:
Institutional counterparties	237,856	—	237,856	(237,856)	—	—

Forward MBS derivatives:
Institutional counterparties	40,741	(120)	40,621	(12,670)	—	27,951
	$1,525,859	$(120)	$1,525,739	$(1,431,739)	$—	$94,000

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2021 and December 31, 2020.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2021	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$12,523	$25,571	$85,298	$—	$123,392

Securities lending transactions:
Corporate securities	5,874	—	—	—	5,874
Equity securities	1,458,312	—	—	—	1,458,312
Total	$1,476,709	$25,571	$85,298	$—	$1,587,578

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,587,578
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2020	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$110,831	$—	$127,025	$—	$237,856

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,244,953	—	—	—	1,244,953
Total	$1,355,897	$—	$127,025	$—	$1,482,922

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,482,922
Amount related to agreements not included in offsetting disclosure above					$—

21. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2021	2020
Receivables:
Securities borrowed	$1,545,730	$1,338,855
Securities failed to deliver	24,333	58,244
Trades in process of settlement	14,379	—
Other	12,375	7,628
	$1,596,817	$1,404,727
Payables:
Securities loaned	$1,464,186	$1,245,066
Correspondents	42,448	33,547
Securities failed to receive	28,445	61,589
Trades in process of settlement	—	21,765
Other	11,148	6,406
	$1,546,227	$1,368,373

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

As discussed in Note 3 to the consolidated financial statements, during the first quarter of 2020, management had determined that the insurance segment met the criteria to be presented as discontinued operations. On June 30, 2020, Hilltop completed the sale of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results for the three months ended March 31, 2020 have been presented as discontinued operations in the consolidated financial statements. Income from discontinued operations before taxes was $4.0 million during the three months ended March 31, 2020.

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

			Mortgage		All Other and	Continuing
Three Months Ended March 31, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$103,884	$10,514	$(7,098)	$(4,692)	$3,074	$105,682
Provision for (reversal of) credit losses	(5,175)	66	—	—	—	(5,109)
Noninterest income	11,324	98,623	310,444	506	(3,312)	417,585
Noninterest expense	55,788	91,404	210,334	9,588	(452)	366,662
Income (loss) from continuing operations before taxes	$64,595	$17,667	$93,012	$(13,774)	$214	$161,714

			Mortgage		All Other and	Continuing
Three Months Ended March 31, 2020	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$93,923	$13,173	$368	$(1,656)	$4,528	$110,336
Provision for credit losses	34,275	274	—	—	—	34,549
Noninterest income	8,771	86,209	178,968	2,309	(4,544)	271,713
Noninterest expense	56,967	80,939	139,552	4,853	(410)	281,901
Income (loss) from continuing operations before taxes	$11,452	$18,169	$39,784	$(4,200)	$394	$65,599

			Mortgage		All Other and	Continuing
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
March 31, 2021
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,963,896	$3,305,933	$3,178,650	$2,969,691	$(5,735,333)	$17,682,837

December 31, 2020
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,338,930	$3,196,346	$3,285,005	$2,823,374	$(5,699,391)	$16,944,264

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

23. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2021	2020
Basic earnings per share:
Income from continuing operations	$120,345	$46,485
Income from discontinued operations	—	3,151
Income attributable to Hilltop	$120,345	$49,636

Weighted average shares outstanding - basic	82,169	90,509

Basic earnings per common share:
Income from continuing operations	$1.46	$0.51
Income from discontinued operations	—	0.04
	$1.46	$0.55

Diluted earnings per share:
Income from continuing operations	$120,345	$46,485
Income from discontinued operations	—	3,151
Income attributable to Hilltop	$120,345	$49,636

Weighted average shares outstanding - basic	82,169	90,509
Effect of potentially dilutive securities	488	41
Weighted average shares outstanding - diluted	82,657	90,550

Diluted earnings per common share:
Income from continuing operations	$1.46	$0.51
Income from discontinued operations	—	0.04
	$1.46	$0.55

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “Momentum Independent Network” refer to Momentum Independent Network Inc. (a wholly owned subsidiary of Securities Holdings), Hilltop Securities and Momentum Independent Network are collectively referred to as the “Hilltop Broker-Dealers”, references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (formerly a wholly owned subsidiary of Hilltop) and its wholly owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, such as the current global outbreak of a novel strain of coronavirus (“COVID-19”), information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, including as a result of the “current expected credit losses” (CECL) model, expected future benchmark rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have caused and are causing significant harm to the global economy and our business;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;

●	risks associated with concentration in real estate related loans;
●	changes in the interest rate environment and transitions away from London Interbank Offered Rate (“LIBOR”);
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	cost and availability of capital;
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

During the first quarter of 2020, management determined that the then-pending sale of NLC met the criteria to be presented as discontinued operations. As a result, NLC’s results for the three months ended March 31, 2020 have been presented as discontinued operations in the consolidated financial statements. On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our former insurance segment, for cash proceeds of $154.1 million. During 2020, Hilltop recognized an aggregate gain associated with this transaction of $36.8 million, net of $5.1 million in transaction costs and was subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also entered into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Unless otherwise noted, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “consolidated” refers to our consolidated financial position and consolidated results of operations, including discontinued operations and assets and liabilities of the discontinued operations.

During the three months ended March 31, 2021, income applicable to common stockholders was $120.3 million, or $1.46 per diluted share. We declared total common dividends of $0.12 per share during the three months ended March 31, 2021, resulting in a dividend payout ratio of 8.19%. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share, including discontinued operations. We also paid an aggregate of $5.0 million to repurchase shares of our common stock during the three months ended March 31, 2021.

We reported $161.7 million of income from continuing operations before income taxes during the three months ended March 31, 2021, including the following contributions from our reportable business segments.

●	The banking segment contributed $64.6 million of income before income taxes during the three months ended March 31, 2021;
●	The broker-dealer segment contributed $17.7 million of income before income taxes during the three months ended March 31, 2021; and
●	The mortgage origination segment contributed $93.0 million of income before income taxes during the three months ended March 31, 2021.

At March 31, 2021, on a consolidated basis, we had total assets of $17.7 billion, total deposits of $11.7 billion, total loans, including loans held for sale, of $10.2 billion and stockholders’ equity of $2.4 billion.

Recent Developments

COVID-19

The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020. While the impact of the pandemic and the uncertainties have remained into 2021, there have been varying degrees of easing of restrictive measures in the United States and an increasing reopening of businesses, in addition to millions of Americans receiving the COVID-19 vaccine. Further, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the most recent stimulus expected to bolster household finances as well as those of small businesses, states and municipalities. Throughout the pandemic, we have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, banking by appointment, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. Since the start of the pandemic, most of our employees have been working remotely, with only certain operationally critical employees working on site at our principal business headquarters and business segment locations. We expect to begin the process of returning a majority of our employees to their respective office locations beginning in the second quarter of 2021 based initially on a rotational team schedule to better ensure that appropriate social distancing measures are followed. We will continue to monitor and assess the impact of the COVID-19 pandemic on a regular basis to ensure that we adhere to guidelines and orders issued by federal, state and local governments.

In light of the extreme volatility and disruptions in the capital and credit markets in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, including a significant decline in corporate debt and equity issuances and a deterioration in the mortgage servicing and commercial paper markets, we took a number of precautionary actions beginning in March 2020 to enhance our financial flexibility by bolstering our cash position to ensure that we maintained adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations.

The Federal Open Market Committee (“FOMC”) reduced the target range for short-term rates by 150 basis points to a range of 0% to 0.25% during March 2020 to support the economy and potentially reduce the impacts from the COVID-19 pandemic. As a result of these rate adjustments and the stressed economic outlook, mortgage rates fell to historically low levels. Given our exposure to the mortgage market, this precipitous decline in rates resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To improve our already strong liquidity position, we raised brokered and other wholesale funding to support the enhanced mortgage activity. To meet increased liquidity demands, we raised brokered deposits during 2020 that have a remaining balance of approximately $639 million at March 31, 2021, down from approximately $731 million at December 31, 2020. Further, beginning in March 2020, additional deposits were swept from Hilltop Securities into the Bank. Since June 30, 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced, and was approximately $700 million as of March 31, 2021.

Further, during March 2020, we substantially reduced the trading portfolio inventory limits at Hilltop Securities in an effort to protect capital, minimize losses and ensure target liquidity levels throughout the crisis. During March 2020, the capital markets experienced significant friction and in certain portions of the market, liquidity was not prevalent. In particular for us, the market for municipal securities, collateralized mortgage obligations, mortgage derivatives and Government National Mortgage Association (“GNMA”) mortgage pools experienced significant liquidity stress at points during the month. The Federal Reserve, in partnership with the Treasury of the United States, stepped in to provide additional liquidity in each of these critical markets. We continue to evaluate market conditions to determine the appropriateness of capital market inventory limits.

Asset Valuation

At each reporting date between annual impairment tests, we consider potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, we considered whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit and other intangible assets were less than their respective carrying value. Impairment indicators considered comprised the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events.

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

To the extent a sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Loan Portfolio

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”) were passed in March 2020, which were intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act was the creation of a $349 billion Paycheck Protection Program (“PPP”) that provides federal government loan forgiveness for Small Business Administration (“SBA”) Section 7(a) loans for small businesses, which may include our customers, to pay up to eight weeks of employee compensation and other basic expenses such as electric and telephone bills. Further, the CARES Act allows the Bank to suspend the troubled debt restructuring (“TDR”) requirements for certain loan modifications to be categorized as a TDR.

Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. The Bank’s actions during 2020 included approval of approximately $1.0 billion in COVID-19 related loan modifications as of December 31, 2020.

During the first quarter of 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $8 million of new COVID-19 related loan modifications since December 31, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $130 million as of March 31, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank is uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

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

							Allowance for	Allowance for
		Active					Credit Losses	Credit Losses
	Active	90 Day			Classified	Allowance	as a % of	as a % of
	90 Day	Interest and	Total		and	for	Total	Classified
	Principal	Principal	Active Modifications		Criticized	Credit	Active	and Criticized
March 31, 2021	Deferrals	Deferrals	($)	(#)	Loans	Losses	Modifications	Loans
Hotel	$107,471	$—	$107,471	14	$87,271	$15,599	14.5%	17.9%
Restaurants	—	—	—	—	—	—	—	—
Transportation & Warehousing	7,683	—	7,683	11	7,683	1,301	16.9%	16.9%
1-4 Family Residential	—	9,493	9,493	94	6,718	60	0.6%	0.9%
Retail	—	—	—	—	—	—	—	—
Real Estate & Rental & Leasing	—	888	888	1	888	63	7.1%	7.1%
Healthcare and Social Assistance	729	1,604	2,333	2	2,333	303	13.0%	13.0%
All Other	2,420	—	2,420	2	2,420	104	4.3%	4.3%
	$118,303	$11,985	$130,288	124	$107,313	$17,430	13.4%	16.2%

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Historical volatility in crude oil prices coupled with the economic uncertainties associated with COVID-19 has resulted in an increased level of risk related to the energy industry. The following table summarizes energy loan portfolio exposures by sector (dollars in thousands).

	Loans Held for Investment Balances
						Allowance For Credit Losses as
	Total			Classified	Allowance	a Percentage of
	Loans Held	Unfunded	Total	and Criticized	For Credit	Total Loans Held	Classified and
March 31, 2021	For Investment	Commitments	Commitments	Loans	Losses	For Investment	Criticized Loans
Exploration / Production	$9,042	$7,549	$16,591	$—	$1,551	17.2%	—
Midstream	11,611	2,500	14,111	3,773	11	0.1%	0.3%
Services	26,828	8,225	35,053	6,840	1,129	4.2%	16.5%
Other	28,445	24,804	53,249	3,801	109	0.4%	2.9%
	$75,926	$43,078	$119,004	$14,414	$2,800	3.7%	19.4%

As noted above, the Bank’s actions during the second quarter of 2020 also included supporting our impacted banking clients through the initial PPP effort. These efforts included approval and funding of over 2,800 PPP loans ranging from approximately $1 thousand to $8.4 million, with approximately $314 million remaining outstanding at March 31, 2021. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving the Bank’s PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. Through April 16, 2021, the SBA had approved approximately 2,270 initial round PPP forgiveness applications totaling approximately $420 million, with PPP loans of approximately $185 million pending SBA review and approval.

In addition, given updates from the SBA regarding the second round of the PPP effort, the Bank has been accepting new applications from impacted banking clients since January 2021. While the majority of these applications are second draw loans, the Bank has received some first draw loan requests. These efforts have included approval and funding of over 1,160 second round PPP loans ranging from approximately $1 thousand to $2.4 million, with approximately $178 million and $199 million outstanding at March 31, 2021 and April 16, 2021, respectively, with an additional approximately $28 million under review.

Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses given the economic uncertainties associated with COVID-19.

Outlook for 2021

The COVID-19 pandemic has negatively impacted financial markets and overall economic conditions, and is expected to continue to have implications on our business and operations. The extent of the impact of COVID-19 on our operational and financial performance for the remainder of 2021 is dependent on certain developments, including, among others, the ongoing distribution and effectiveness of vaccines, government stimulus, the ultimate impact of COVID-19 on our customers and clients, potential further disruption and deterioration in the financial services industry, including the mortgage servicing and commercial paper markets, and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic, all of which are uncertain.

See “Item 1A. Risk Factors” of our 2020 Form 10-K for additional discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Factors Affecting Comparability of Results of Operations

NLC Sale

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our insurance segment. Accordingly, NLC’s results for the three months ended March 31, 2020 have been presented as discontinued operations in the consolidated financial statements.

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

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improve operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement within our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. Costs incurred related to these Core System Improvements and the consolidation of common back office functions represented a significant portion of our noninterest expenses throughout 2020. We believe that such non-recurring costs will decline by the end of 2021. We have made such investments with the expectation that they will result in cost savings over the long term. Beginning in the second quarter of 2019, the mortgage origination segment began the implementation of a new mortgage loan origination system. The transition from the previous mortgage loan origination system was completed during the fourth quarter of 2020. During the second quarter of 2020, we implemented the core system replacement within our broker-dealer segment. This was a highly complex endeavor and the broker-dealer segment continues to work with the technology vendors, clients and internal stakeholders. Additionally, through the third quarter of 2020, we made significant progress in our transition to a single, enterprise-wide general ledger solution by replacing legacy ledgers at our banking and mortgage origination segments, as well as corporate, and recently, in April 2021, we replaced our only remaining legacy ledger and transitioned our broker-dealer segment to the enterprise-wide general ledger solution.

LIBOR

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of LIBOR after 2021. Most recently in March 2021, the FCA and the Intercontinental Exchange (“ICE”) Benchmark Administration concurrently confirmed their original intention to stop requesting banks to submit the rates required to calculate LIBOR after the 2021 calendar year and additionally announced firm target dates for the phase out of various LIBOR tenors. Pursuant to the announcement, one week and two-month LIBOR will cease to be published or lose representativeness immediately after December 31, 2021, and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023.

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

The Financial Accounting Standards Board (“FASB”) issued guidance in March 2020 intended to provide temporary optional expedients and exceptions to the accounting principles generally accepted in the United States (“GAAP”) guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additionally, the FASB issued specific accounting guidance that permits the use of the Overnight Index Swap rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes.

Certain loans we originate bear interest at a floating rate based on LIBOR. We also pay interest on certain borrowings, are counterparty to derivative agreements, and have existing contracts with payment calculations that use LIBOR as the reference rate. These changes will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts.

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

We have made a preliminary assessment of areas across the organization that will be affected by the migration away from LIBOR and have transitioned to the impact assessment and early implementation stages. In light of the above described recent changes to the LIBOR phase out dates being pushed out to 2023, we are considering the actions that will be required, including negotiating certain of our agreements based on an alternative benchmark rate that may be established, if any. During the third quarter of 2020, PrimeLending began originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise, or GSE, guidelines. In addition, the Bank’s management team is currently working with its commercial relationships who have LIBOR-based contracts maturing after 2021 to amend terms and establish an alternative benchmark rate. We are also continuing work on an enterprise-wide contract model and software review to better evaluate both the impacts of the LIBOR phase-out and transition requirements. As a result of this effort, we may incur significant expenses in effecting the transition, including, but not limited to, changes to our agreements and our agreements with customers that do not contemplate LIBOR being unavailable, systems and processes.

Brokered Deposits

In December 2020, the Federal Deposit Insurance Corporation (“FDIC”) finalized revisions to its rules and prior guidance regarding brokered deposits (the “Revisions”). The Revisions are intended to modernize the FDIC's framework for regulating brokered deposits and ensure that the classification of a deposit as brokered appropriately reflects changes in the banking landscape. They also modify the interest rate restrictions applicable to certain depository institutions and clarify the application of the brokered deposit requirements to non-maturity deposits. The Revisions became effective on April 1, 2021, but full compliance is not required during a transitionary period ending January 1, 2022. We are currently evaluating the Revisions, and any future financial impacts on our banking and broker-dealer segments, compared to our current brokered deposit and funds sweep relationships.

Segment Information

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the insurance segment. Accordingly, insurance segment results for the three months ended March 31, 2020 have been presented as discontinued operations in the consolidated financial statements and we no longer have an insurance segment. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

Following the above-noted sale of NLC, we have two primary business units within continuing operations, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under GAAP, our business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer and mortgage origination segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking and broker-dealer segments.

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

	Three Months Ended March 31,		Variance 2021 vs 2020
	2021	2020	Amount	Percent
Net interest income (expense):
Banking	$103,884	$93,923	$9,961	11%
Broker-Dealer	10,514	13,173	(2,659)	(20)%
Mortgage Origination	(7,098)	368	(7,466)	NM
Corporate	(4,692)	(1,656)	(3,036)	(183)%
All Other and Eliminations	3,074	4,528	(1,454)	(32)%
Hilltop Continuing Operations	$105,682	$110,336	$(4,654)	(4)%

Provision for (reversal of) credit losses:
Banking	$(5,175)	$34,275	$(39,450)	(115)%
Broker-Dealer	66	274	(208)	(76)%
Mortgage Origination	—	—	—	—
Corporate	—	—	—	—
All Other and Eliminations	—	—	—	—
Hilltop Continuing Operations	$(5,109)	$34,549	$(39,658)	(115)%

Noninterest income:
Banking	$11,324	$8,771	$2,553	29%
Broker-Dealer	98,623	86,209	12,414	14%
Mortgage Origination	310,444	178,968	131,476	73%
Corporate	506	2,309	(1,803)	(78)%
All Other and Eliminations	(3,312)	(4,544)	1,232	27%
Hilltop Continuing Operations	$417,585	$271,713	$145,872	54%

Noninterest expense:
Banking	$55,788	$56,967	$(1,179)	(2)%
Broker-Dealer	91,404	80,939	10,465	13%
Mortgage Origination	210,334	139,552	70,782	51%
Corporate	9,588	4,853	4,735	98%
All Other and Eliminations	(452)	(410)	(42)	(10)%
Hilltop Continuing Operations	$366,662	$281,901	$84,761	30%

Income (loss) from continuing operations before taxes:
Banking	$64,595	$11,452	$53,143	464%
Broker-Dealer	17,667	18,169	(502)	(3)%
Mortgage Origination	93,012	39,784	53,228	134%
Corporate	(13,774)	(4,200)	(9,574)	(228)%
All Other and Eliminations	214	394	(180)	(46)%
Hilltop Continuing Operations	$161,714	$65,599	$96,115	147%
NM	Not meaningful.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income from continuing operations decreased during the three months ended March 31, 2021, compared with the same period in 2020, primarily due to decreases within our mortgage origination segment, broker-dealer segment and corporate, partially offset by an increase within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services. We generated $66.0 million and $63.2 million in securities commissions and fees and investment and securities advisory fees and commissions, and $30.6 million and $20.1 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the three months ended March 31, 2021 and 2020, respectively.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2021 and 2020, we generated $310.2 million and $179.0 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated an increase in noninterest income from continuing operations during the three months ended March 31, 2021, compared to the same period in 2020, noted in the segment results table previously presented, primarily due to an increase of $131.2 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during the three months ended March 31, 2021 was $120.3 million, or $1.46 per diluted share, compared with $46.5 million, or $0.51 per diluted share, during the three months ended March 31, 2020. Hilltop’s financial results from continuing operations for the three months ended March 31, 2021 reflect a significant increase in mortgage origination segment net gains from sales of loans and other mortgage production income, while the three months ended March 31, 2020 results included a build in the allowance for credit losses associated with the impact of macroeconomic forecast assumptions attributable to the market disruption and economic uncertainties caused by COVID-19.

Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $49.6 million, or $0.55 per diluted share, during the three months ended March 31, 2020.

Certain items included in net income for the three months ended March 31, 2021 and 2020 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended March 31, 2021 and 2020 included net accretion on earning assets and liabilities of $4.9 million and $6.6 million, respectively, and amortization of identifiable intangibles of $1.3 million and $1.8 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended March 31,
	2021	2020
Return on average stockholders' equity (1)	20.58%	9.38%
Return on average assets (2)	2.90%	1.47%
Net interest margin (3) (4)	2.69%	3.41%
Leverage ratio (5) (end of period)	13.01%	13.03%
Common equity Tier 1 risk-based capital ratio (6) (end of period)	19.63%	15.96%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 17 basis points and 39 basis points during the three months ended March 31, 2021 and 2020, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended March 31, 2021 and 2020, purchase accounting contributed 13 and 22 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.69% and 3.42%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $4.9 million and $6.6 million during the three months ended March 31, 2021 and 2020, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,573,085	$16,233	2.52%	$1,619,644	$15,631	3.86%
Loans held for investment, gross (1)	7,645,883	88,044	4.62%	7,262,282	95,538	5.23%
Investment securities - taxable	2,267,709	10,233	1.80%	1,798,897	16,606	3.69%
Investment securities - non-taxable (2)	284,001	2,280	3.21%	208,863	1,902	3.64%
Federal funds sold and securities purchased under agreements to resell	93,525	—	0.00%	60,943	134	0.89%
Interest-bearing deposits in other financial institutions	1,565,879	582	0.15%	461,775	1,512	1.32%
Securities borrowed	1,452,704	28,972	7.98%	1,568,737	13,327	3.36%
Other	49,916	762	6.18%	78,595	1,512	7.72%
Interest-earning assets, gross (2)	15,932,702	147,106	3.70%	13,059,736	146,162	4.45%
Allowance for credit losses	(149,397)			(74,430)
Interest-earning assets, net	15,783,305			12,985,306
Noninterest-earning assets	1,559,039			1,633,387
Total assets	$17,342,344			$14,618,693

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,626,575	$7,741	0.41%	$6,264,827	$15,125	0.97%
Securities loaned	1,355,945	25,486	7.62%	1,474,988	11,277	3.07%
Notes payable and other borrowings	1,130,068	8,014	2.85%	1,368,038	8,544	2.50%
Total interest-bearing liabilities	10,112,588	41,241	1.65%	9,107,853	34,946	1.54%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,729,994			2,730,975
Other liabilities	1,101,972			633,722
Total liabilities	14,944,554			12,472,550
Stockholders’ equity	2,371,281			2,121,877
Noncontrolling interest	26,509			24,266
Total liabilities and stockholders' equity	$17,342,344			$14,618,693

Net interest income (2)		$105,865			$111,216
Net interest spread (2)			2.05%			2.91%
Net interest margin (2)			2.69%			3.42%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries (operating segments) by the banking segment, are eliminated from the consolidated financial statements. Our consolidated net interest margins for the three months ended March 31, 2021 were also negatively impacted by certain actions taken by management during 2020 to strengthen our available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution as the pandemic continues to create significant uncertainty in the banking and capital markets.

On a consolidated basis, net interest income decreased during the three months ended March 31, 2021, compared with the same period in 2020, primarily due to the effects of decreased net yields on mortgage loans held for sale and interest incurred beginning in May 2020 related to the Subordinated Notes at corporate, partially offset by the decrease in market interest rates on deposits within the banking segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended March 31, 2021 the reversal of credit losses was primarily impacted by the banking segment’s reduction in reserves associated with collectively evaluated loans within the portfolio attributable to improvements in macroeconomic forecast assumptions from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income from continuing operations increased during the three months ended March 31, 2021, compared with the same period in 2020, primarily due to increases in total mortgage loan sales volume, changes in net fair value and related derivative activity, and increases in average loan sales margin, partially offset by a decrease in average mortgage loan origination fees within our mortgage origination segment, as well as increases in structured finance net revenues within our broker-dealer segment.

Noninterest expense from continuing operations increased during the three months ended March 31, 2021, compared with the same period in 2020, primarily due to increases in variable compensation and segment operating costs associated with the increased mortgage loan originations within our mortgage origination segment and increases in both variable and non-variable compensation within our broker-dealer segment.

Effective income tax rates from continuing operations during the three months ended March 31, 2021 and 2020 were 23.4% and 23.1%, respectively, and approximated the applicable statutory rates for such periods which approximated statutory rates.

Segment Results from Continuing Operations

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended March 31,		Variance
	2021	2020	2021 vs 2020
Net interest income	$103,884	$93,923	$9,961
Provision for (reversal of) credit losses	(5,175)	34,275	(39,450)
Noninterest income	11,324	8,771	2,553
Noninterest expense	55,788	56,967	(1,179)
Income before income taxes	$64,595	$11,452	$53,143

The increase in income before income taxes during the three months ended March 31, 2021, compared with the same period in 2020, was primarily due to the combined impact of both a reversal of credit losses during the first quarter of 2021, which reflected improvements in macroeconomic forecast assumptions from the prior quarter and the significant increase in provision for credit losses during the first quarter of 2020 associated with the adoption of CECL and the market disruption caused by COVID-19. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended March 31,
	2021	2020
Efficiency ratio (1)	48.42%	55.47%
Return on average assets (2)	1.48%	0.33%
Net interest margin (3)	3.30%	3.81%
Net recoveries (charge-offs) to average loans outstanding (4)	0.03%	(0.09)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus recoveries or charge-offs divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended March 31, 2021 and 2020, purchase accounting contributed 17 and 30 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.31% and 3.82%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,185,414	$84,519	4.72%	$6,738,086	$89,929	5.30%
Subsidiary warehouse lines of credit	2,338,614	21,910	3.75%	1,467,498	14,435	3.89%
Investment securities - taxable	1,786,911	6,272	1.40%	1,213,777	7,402	2.44%
Investment securities - non-taxable (2)	115,069	985	3.42%	107,079	900	3.36%
Federal funds sold and securities purchased under agreements to resell	386	—	0.00%	560	1	0.36%
Interest-bearing deposits in other financial institutions	1,286,353	321	0.10%	295,692	906	1.23%
Other	36,813	74	0.81%	58,055	552	3.80%
Interest-earning assets, gross (2)	12,749,560	114,081	3.58%	9,880,747	114,125	4.59%
Allowance for credit losses	(149,082)			(74,345)
Interest-earning assets, net	12,600,478			9,806,402
Noninterest-earning assets	996,312			919,788
Total assets	$13,596,790			$10,726,190

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,511,096	$9,581	0.52%	$6,023,604	$18,758	1.25%
Notes payable and other borrowings	149,144	402	1.09%	323,555	1,266	1.55%
Total interest-bearing liabilities	7,660,240	9,983	0.53%	6,347,159	20,024	1.27%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,077,479			2,740,033
Other liabilities	188,586			99,289
Total liabilities	11,926,305			9,186,481
Stockholders’ equity	1,670,485			1,539,709
Total liabilities and stockholders’ equity	$13,596,790			$10,726,190

Net interest income (2)		$104,098			$94,101
Net interest spread (2)			3.05%			3.32%
Net interest margin (2)			3.31%			3.82%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million for both the three months ended March 31, 2021 and 2020, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries, which are eliminated from the consolidated financial statements. The banking segment’s net interest margin for the three months ended March 31, 2021 was negatively impacted by certain actions taken by management during 2020 to strengthen the Bank’s available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits, were taken out of an abundance of caution as the pandemic continues to create significant uncertainty in the banking and capital markets.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended March 31,
	2021 vs. 2020
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$5,846	$(11,256)	$(5,410)
Subsidiary warehouse lines of credit	8,358	(883)	7,475
Investment securities - taxable	3,447	(4,577)	(1,130)
Investment securities - non-taxable (2)	66	19	85
Federal funds sold and securities purchased under agreements to resell	—	(1)	(1)
Interest-bearing deposits in other financial institutions	3,011	(3,596)	(585)
Other	(199)	(279)	(478)
Total interest income (2)	20,529	(20,573)	(44)

Interest expense
Deposits	$4,594	$(13,771)	$(9,177)
Notes payable and other borrowings	(667)	(197)	(864)
Total interest expense	3,927	(13,968)	(10,041)

Net interest income (2)	$16,602	$(6,605)	$9,997
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income during the three months ended March 31, 2021, compared to the same period in 2020, primarily as a result of lower loan yields due to decreased market rates, the addition of 1% note rate PPP loans, and the decrease in accretion of discount on loans of $1.8 million. Accretion of discount on loans is expected to continue to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to the significant increase in mortgage warehouse lending volume and new PPP loan originations, increased taxable equivalent net interest income during the three months ended March 31, 2021, compared with the same period in 2020. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during the three months ended March 31, 2021, compared with the same period in 2020, due to decreases in market interest rates. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in net interest income during a period of changing rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

In response to the COVID-19 pandemic, the Bank implemented several actions to better support our impacted banking clients. Such programs include loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The adverse economic conditions caused by the COVID-19 pandemic have negatively impacted the banking segment’s business and results of operations, including significantly reduced demand for loan products and services from customers, recognition of credit losses and increases in allowance for credit losses. In the event future operating performance is below our projections, there are negative changes to projected provision for credit losses on loans, long-term loan and deposit growth rates or discount rates increase, the estimated fair value of the banking reporting unit may decline below carrying value, and we may be required to record a goodwill impairment charge. Additionally, with respect to its core deposit intangible assets, in the event that the deposit retention levels and derived cost savings from available core deposits at the Bank relative to an alternative cost of funds falls to a level that cannot support the remaining carrying value, we may be required to record an impairment charge. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions, effectiveness of vaccinations, government stimulus, payment deferral programs and any other triggering events or circumstances that may indicate an impairment in the future. See further detail in the “Recent Developments” section above.

During the three months ended March 31, 2021 and 2020, the banking segment retained approximately $159 million and $131 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. In March 2020, the Bank made a decision to sell the previously purchased mortgage loans to the mortgage origination segment, instead of holding them for investment. In October 2020, the Bank began purchasing and retaining mortgage loans originated by the mortgage origination segment again. During 2021, we expect loans originated by the mortgage origination segment on behalf of and retained by the banking segment to increase based on approved authority for up to 5% of the mortgage origination segment’s total origination volume. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s reversal of credit losses during the three months ended March 31, 2021 reflected a net reversal of credit losses of $5.2 million on loans held for investment. This net reversal of credit losses was primarily comprised of a net reversal of credit losses on expected losses of collectively evaluated loans of $6.5 million primarily due to improvements in the macroeconomic forecast assumptions from the prior quarter, partially offset by slower prepayment assumptions on certain commercial real estate and construction and land portfolios, as well as an increase in the provision for credit losses on individually evaluated loans of $1.3 million primarily related to changes in risk rating grades and updated realizable values. The change in credit losses during the noted period was also attributable to other factors including, but not limited to, loan growth, loan mix and changes in qualitative factors from the prior quarter. The change in the allowance during the three months ended March 31, 2021 was also impacted by net recoveries of $0.6 million. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to increased other real estate owned (“OREO”) income as well as changes in our intercompany financing charges.

The banking segment’s noninterest expense decreased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in the reserve for unfunded commitments attributable to year-over-year changes in macroeconomic uncertainties and available commitment balances and reductions in salary and employee benefits, legal, and business development expenses, partially offset by an increase in FDIC assessment and OREO expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended March 31,		Variance
	2021	2020	2021 vs 2020
Net interest income:
Wealth management:
Securities lending	$3,486	$2,050	$1,436
Clearing services	1,449	2,578	(1,129)
Structured finance (5)	396	2,923	(2,527)
Fixed income services (5)	4,128	2,524	1,604
Other (5)	1,055	3,098	(2,043)
Total net interest income	10,514	13,173	(2,659)
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	13,674	13,156	518
Wealth management:
Retail (5)	18,754	20,352	(1,598)
Clearing services	6,242	9,006	(2,764)
Structured finance (5)	334	412	(78)
Other	1,044	1,060	(16)
	40,048	43,986	(3,938)
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	17,463	16,507	956
Fixed income services (5)	1,904	(214)	2,118
Wealth management:
Retail	7,250	5,981	1,269
Clearing services	445	380	65
Structured finance (5)	556	441	115
Other	77	85	(8)
	27,695	23,180	4,515
Other:
Structured finance	24,551	9,357	15,194
Fixed income services	6,035	10,744	(4,709)
Other	294	(1,058)	1,352
	30,880	19,043	11,837
Total noninterest income	98,623	86,209	12,414
Net revenue (2)	109,137	99,382	9,755
Noninterest expense:
Variable compensation (3)	37,412	32,024	5,388
Non-variable compensation and benefits	28,615	24,526	4,089
Segment operating costs (4)	25,443	24,663	780
Total noninterest expense	91,470	81,213	10,257

Income before income taxes	$17,667	$18,169	$(502)
(1)	Securities commissions and fees includes income of $1.7 million and $3.9 million during the three months ended March 31, 2021 and 2020, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Despite the continued economic disruptions related to the pandemic, during the first quarter of 2021, the broker-dealer segment’s public finance services business line experienced improved net revenues of $1.3 million which was in line with modest improvements in both Texas and national issuance activity and market share compared to the same period during the prior year. The structured finance business line experienced comparatively improved results with strong issuance volumes and increased demand for mortgage products in the first quarter of 2021 as compared to the market volatility experienced in the first quarter of 2020. However, interest rate volatility late in the quarter is expected to present headwinds to the business going forward. Additionally, although the fixed income services business line’s net revenues improved $1.1 million, compared with the same period in 2020, this improvement was offset by the wind-down of the equity capital market business line, resulting in an offsetting decline of net revenues of $1.6 million. The wealth management business line’s net revenues were lower in the three months ended March 31, 2021, compared to the same period in 2020, as customer balance revenues were driven lower due to the current low interest rate environment. Additional information related to the impact of COVID-19 is included within the “Recent Developments” section above.

The $0.5 million decrease in the broker-dealer segment’s income before income taxes during the three months ended March 31, 2021, compared with the same period in 2020, was primarily as a result of the following:

●	a $12.7 million increase in the broker-dealer segment’s structured finance net revenues. For the three months ended March 31, 2020, the structured finance business line started the year in an optimal interest rate environment and added new clients to our platform. However, the sudden shift in the housing market in March 2020 resulted in a significant decline in value over a very short period of time resulting in a significant unrealized mark-to-market loss on the loan pipeline. For the three months ended March 31, 2021, structured finance revenues improved in line with increased volumes, reflecting robust activity in mortgage originations combined with improved product demand from the buy-side and other changes in the business line, resulting in a $15.2 million increase in the business line’s other noninterest income compared to the same period in 2020.
●	a $9.5 million increase in compensation expense, of which $5.4 million was due to the increase in variable compensation primarily resulting from increases in our public finance services and structured finance business line revenues; and
●	a $2.8 million decrease in net revenue in our wealth management business line, which was primarily due to lower customer balance-based revenues, including FDIC-insured investment products’ fees and net interest on other customer balances as a result of the low interest rate environment.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decrease in net interest income during the three months ended March 31, 2021, compared with the same period in 2020, was primarily due to decreases in net interest income from our structured finance business and the interest earned from customer activities. With the 118 basis point decrease in the three-month weighted average Federal Funds interest rate from March 31, 2020 to March 31, 2021, the amount of interest earned on customer investment activities decreased as well. This decrease was partially offset by an increase in net interest earned from the broker-dealer’s taxable securities and our stock lending business. The net interest spread in our stock lending business increased 21 basis points from March 31, 2020 to March 31, 2021.

Noninterest income increased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to increases in other noninterest income and investment and securities advisory fees and commissions, partially offset by a decrease in securities commissions and fees.

Securities commissions and fees decreased during the three months ended March 31, 2021, compared with the same period in 2020, primarily due to a decrease in commissions earned in our wealth management line of business given declines in our money market and FDIC sweep revenues of $4.5 million.

Investment and securities advisory fees and commissions increased during the three months ended March 31, 2021, compared with the same period in 2020, primarily due to increases in fees earned from our underwriting activities of $2.0 million and management fees earned by our wealth management business line from advisory services of $1.3 million.

Other noninterest income increased during the three months ended March 31, 2021, compared with the same period in 2020. The increase during the period was primarily the result of a $15.2 million increase in trading gains earned from our structured finance business line’s derivative activities due to strong year-over-year volumes and robust customer demand compared to the heightened market volatility from the sudden shift in the housing market in March 2020 brought on by the COVID-19 pandemic. An additional $1.3 million of the increase was noted in our deferred compensation plan investments due to the increase in the financial markets from the prior year comparable period. These year-over-year increases were partially offset by a $4.7 million decrease in other interest income within our fixed income services business line within both our taxable and municipal securities trading portfolios.

Noninterest expenses increased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to increases in variable compensation and an increase in our deferred compensation expenses of $1.7 million. Additionally, other noninterest expense increased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to increased expenses in 2021 associated with the deployment of the new back-office system.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended March 31,
	2021	2020
Total compensation as a % of net revenue (1)	60.5%	56.9%
Pre-tax margin (2)	16.2%	18.3%
FDIC insured program balances at the Bank (end of period)	$734,685	$1,500,117
Other FDIC insured program balances (end of period)	$1,839,707	$761,452
Customer funds on deposit, including short credits (end of period)	$476,537	$341,815

Public finance services:
Number of issues	231	217
Aggregate amount of offerings	$15,592,020	$11,393,139

Structured finance:
Lock production/TBA volume	$1,933,214	$1,954,482

Fixed income services:
Total volumes	$63,330,195	$25,591,017
Net inventory (end of period)	$430,633	$368,445

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)	109	121
Independent registered representatives (end of period)	188	194
Correspondents (end of period)	125	143
Correspondent receivables (end of period)	$217,889	$245,316
Customer margin balances (end of period)	$301,219	$260,476

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,545,730	$1,275,774
Interest-bearing liabilities - stock loaned (end of period)	$1,464,186	$1,167,559
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended March 31,		Variance
	2021	2020	2021 vs 2020
Net interest income (expense)	$(7,098)	$368	$(7,466)
Noninterest income	310,444	178,968	131,476
Noninterest expense	210,334	139,552	70,782
Income before income taxes	$93,012	$39,784	$53,228

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. See details regarding refinancing volume in the table below.

As discussed in more detail in the “Recent Developments” section above, since March 2020, economic uncertainties resulting from the spread of COVID-19 have had disruptive effects on the financial markets in which the mortgage origination segment operates as well as the global economy. In response to the COVID-19 pandemic, during the first quarter of 2020, the FOMC reduced short-term rates by 150 basis points to a range of 0% to 0.25%. 10-year interest rates declined significantly during the first quarter 2020, which was followed by a steady decrease in mortgage interest rates during the remainder of 2020. Since December 2020, mortgage rates have increased, but remained lower during the first quarter of 2021 compared to the same period in 2020. Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings as a result of movements in mortgage interest rates, may not be indicative of future loan origination volumes given the economic uncertainties stemming from the COVID-19 pandemic. The mortgage origination segment’s business is dependent upon the willingness and ability of its employees and customers to conduct mortgage transactions. The continuing impact of the COVID-19 pandemic on such customers could have a material adverse effect on the operations of the mortgage origination segment. A further increase in mortgage interest rates during the remainder of 2021 could impact the percentage mix of refinancing and purchase volumes relative to total loan origination volume compared to 2020.

Income before income taxes increased $53.2 million, or 133.8%, during the three months ended March 31, 2021, compared with the same period in 2020. This increase was primarily the result of a slight increase in interest rate lock commitments (“IRLCs”) related to an increase in mortgage loan applications, and to a greater extent an increase in the average value of individual IRLCs.

The CARES Act provides borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests since March 2020 resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter of 2020, we increased the amount of retained servicing on mortgage loans sold, as discussed in more detail below. Beginning in the fourth quarter of 2020 and continuing into the first quarter of 2021, PrimeLending began to reduce the amount of retained servicing. However, amounts retained during the first quarter of 2021 continued to exceed amounts retained prior to the second quarter 2020. PrimeLending utilizes a third-party to manage its servicing portfolio, and we therefore do not expect significant fluctuations in infrastructure costs to manage changes in PrimeLending’s servicing portfolio. PrimeLending’s liquidity has not been, and we do not expect that it will be significantly impacted by forbearance requests resulting from the CARES Act. GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation may impose restrictions on loans the agencies will accept, including loans under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

As average mortgage interest rates decreased between the three months ended March 31, 2020 and 2021, refinancing volume as a percentage of total origination volume increased from 35.4% to 53.1%. Since December 2020, mortgage interest rates have increased. If current mortgage interest rates remain relatively unchanged, we anticipate a lower percentage of refinancing volumes relative to total loan origination volume during the last three quarters of 2021 as compared to the first quarter of 2021. A higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from the COVID-19 pandemic.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the three months ended March 31, 2021, funded volume through ABAs was approximately 5% of the mortgage origination segment’s total loan volume. As of March 31, 2021, PrimeLending owns a greater than 50% membership interest in three ABAs. We expect total production within the ABA channel to increase slightly to 7% of loan volume of the mortgage origination segment during the remainder of 2021.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
	2021		2020
		% of		% of	Variance
	Amount	Total	Amount	Total	2021 vs 2020
Mortgage Loan Originations - units	21,741		13,738		8,003

Mortgage Loan Originations - volume	$6,184,105		$3,622,588		$2,561,517

Mortgage Loan Originations:
Conventional	$4,482,763	72.49%	$2,315,487	63.92%	$2,167,276
Government	803,172	12.99%	890,176	24.57%	(87,004)
Jumbo	707,543	11.44%	244,958	6.76%	462,585
Other	190,627	3.08%	171,967	4.75%	18,660
	$6,184,105	100.00%	$3,622,588	100.00%	$2,561,517

Home purchases	$2,902,710	46.94%	$2,341,847	64.65%	$560,863
Refinancings	3,281,395	53.06%	1,280,741	35.35%	2,000,654
	$6,184,105	100.00%	$3,622,588	100.00%	$2,561,517

Texas	$1,076,892	17.41%	$705,357	19.47%	$371,535
California	795,060	12.86%	380,063	10.49%	414,997
Arizona	290,436	4.70%	174,724	4.82%	115,712
Florida	280,907	4.54%	271,185	7.49%	9,722
South Carolina	261,218	4.22%	151,845	4.19%	109,373
North Carolina	226,466	3.66%	113,645	3.14%	112,821
Ohio	222,639	3.60%	126,193	3.48%	96,446
Washington	215,460	3.48%	123,042	3.40%	92,418
Maryland	195,113	3.16%	133,370	3.68%	61,743
Missouri	189,012	3.06%	115,659	3.19%	73,353
All other states	2,430,902	39.31%	1,327,505	36.65%	1,103,397
	$6,184,105	100.00%	$3,622,588	100.00%	$2,561,517

Mortgage Loan Sales - volume:
External third parties	$6,192,073	97.50%	$3,355,689	96.26%	$2,836,384
Banking segment	158,764	2.50%	130,560	3.74%	28,204
	$6,350,837	100.00%	$3,486,249	100.00%	$2,864,588

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

While the mortgage origination segment’s loan applications and IRLCs increased slightly during the three months ended March 31, 2021, compared to the same period in 2020, total loan origination volume and income before income taxes increased 70.7% and 133.8% during that time, respectively. The increase in income before income taxes in the three months ended March 31, 2021 was primarily due to an increase in the average value of individual IRLCs, which is ultimately reflected in net gains from sale of loans. This increase was partially offset by an increase in compensation that varies with the volume of mortgage loans originations (“variable compensation”) and a decrease in change in net fair value of interest rate lock commitments and loans held for sale.

Net interest expense during the three months ended March 31, 2021 and 2020 was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The decrease in net interest expense during the three months ended March 31, 2021 and 2020 included the effects of decreased net yields on mortgage loans held for sale between the two periods.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2021	2020	2021 vs 2020
Net gains from sale of loans	$246,588	$113,538	$133,050
Mortgage loan origination fees and other related income	43,155	28,554	14,601
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(4,606)	34,028	(38,634)
Mortgage servicing rights asset	9,132	(3,027)	12,159
Servicing fees	16,175	5,875	10,300
Total noninterest income	$310,444	$178,968	$131,476

The increase in net gains from sale of loans during the three months ended March 31, 2021, compared with the same period in 2020, was primarily a result of an increase in total loan sales volume, in addition to an increase in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the increases in loan sales volume during the three months ended March 31, 2021 is consistent with the increase in loan origination volume during the period. The increase in average loans sales margin was primarily driven by PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic. The increase in mortgage loan origination fees during the three months ended March 31, 2021, compared with the same period in 2020, were primarily the result of an increase in loan origination volume, partially offset by a decrease in average mortgage loan origination fees.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income. The mortgage origination segment’s net gains from sale of loans margin, including loans sold to the banking segment, during the three months ended March 31, 2021 and 2020 was 388 bps and 325 bps, respectively. During the three months ended March 31, 2021 and 2020, the mortgage origination segment originated approximately $159 million and $131 million, respectively, in loans on behalf of the banking segment, representing 2.5% and 3.6%, respectively, of PrimeLending’s total loan origination volume during each respective period. These loans were sold to the banking segment at par. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with these loans, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. The impact of loans sold to the banking segment at par was a decrease to the net gain from sale of loans margin of 10 basis points and 13 basis points during the three months ended March 31, 2021 and 2020, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. While we anticipate an increase in loans sold to the banking segment during the remainder of 2021, we do not expect these sales to exceed 5% of total origination volume during this time. In March 2020, the mortgage origination segment executed a letter of intent with the banking segment to purchase mortgage loans previously sold to the banking segment with an unpaid principal balance of approximately $210 million. Such original sales of approximately $121 million are reflected in the previous mortgage loan details table within the mortgage loan sales volume to the banking segment during the three months ended March 31, 2020. The remaining $91 million of such original sales were sold to the banking segment during 2019. When these loans were sold at par by the mortgage origination segment, the banking segment’s intent was to hold these loans for investment. The mortgage origination segment completed the repurchase of these loans from the banking segment and in turn sold the loans to investors in the secondary market during the second quarter of 2020.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease during the three months ended March 31, 2021 was the result of a decrease in the average value of individual IRLCs and loans held for sale, partially offset by an increase in the total volume of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three months ended March 31, 2020, PrimeLending retained servicing on 9% of loans sold. Beginning in the second quarter of 2020, we increased the amount of retained servicing on mortgage loan sales. During both the second and third quarters of 2020, PrimeLending retained servicing on 89% of total mortgage loans sold. The increase in rates of retained servicing during this time was due to the reduction in third-party servicing outlets during the second quarter of 2020 resulting from the impact of the CARES Act. The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing. As forbearance requests leveled off during the latter part of 2020, the third-party market for mortgage servicing rights improved, increasing demand, which allowed PrimeLending to reduce retained servicing to 57% of total mortgage loans sold during the fourth quarter of 2020 and 50% of total mortgage loans sold during the first quarter 2021. If the third-party market for mortgage servicing rights continues to improve, we expect that PrimeLending will continue to reduce retained servicing on mortgage loans sold during the remainder of 2021. The related MSR asset was valued at $142.5 million on $12.2 billion of serviced loan volume at March 31, 2021, compared with a value of $144.2 million on $14.7 billion of serviced loan volume at December 31, 2020. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in a net gain of $9.1 million and a net loss of $3.0 million during the three months ended March 31, 2021 and 2020, respectively. Additionally, net servicing income was $7.9 million during the three months ended March 31, 2021, compared with $2.7 million during the same period in 2020. On March 31, 2021, the mortgage origination segment sold MSR assets of $52.8 million, which represented $4.9 billion of its serviced loan volume at the time.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2021	2020	2021 vs 2020
Variable compensation	$115,486	$58,280	$57,206
Non-variable compensation and benefits	50,762	42,048	8,714
Segment operating costs	30,420	31,652	(1,232)
Lender paid closing costs	5,468	4,360	1,108
Servicing expense	8,198	3,212	4,986
Total noninterest expense	$210,334	$139,552	$70,782

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 69.5% and 58.1% of total employees’ compensation and benefits expenses during the three months ended March 31, 2021 and 2020, respectively. The increase in the percentage concentration of variable compensation and benefits was primarily due to an increase in loan origination volume. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend. In addition to an increase in loan origination volume primarily driving the increase in variable compensation and benefits, an increase in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria contributed to the increase in variable compensation.

While total loan origination volume increased 70.7% for the three months ended March 31, 2021, compared to the same period in 2020, the aggregate non-variable compensation and benefits of the mortgage origination segment increased by 20.7%. This increase was primarily due to an increase in salaries resulting from increased underwriting and loan fulfillment staff and an increase in overtime expense incurred to support the increase in loan origination volume during the first quarter of 2021. Segment operating costs decreased slightly during the three months ended March 31, 2021, compared to the same period in 2020, primarily as a result of a decrease in advertising and business development expense.

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

Between January 1, 2012 and March 31, 2021, the mortgage origination segment sold mortgage loans totaling $135.2 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2012, it does not anticipate experiencing significant losses in the future on loans originated prior to 2012 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2012 and March 31, 2021 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$192,704	0.14%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	215,463	0.16%	8,165	0.01%
	$408,167	0.30%	$8,165	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

For each loan it concludes its obligation to a claimant is both probable and reasonably estimable, the mortgage origination segment has established a specific claims indemnification liability reserve. An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. In addition to other factors, the mortgage origination segment has considered that GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation have imposed certain restrictions on loans the agencies will accept under a forbearance agreement resulting from the COVID-19 pandemic, which could increase the magnitude of indemnification losses on these loans.

At March 31, 2021 and December 31, 2020, the mortgage origination segment’s total indemnification liability reserve totaled $24.3 million and $21.5 million, respectively. The related provision for indemnification losses was $3.0 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended March 31,		Variance
	2021	2020	2021 vs 2020
Net interest expense	$(4,692)	$(1,656)	$(3,036)
Noninterest income	506	2,309	(1,803)
Noninterest expense	9,588	4,853	4,735
Income (loss) from continuing operations before income taxes	$(13,774)	$(4,200)	$(9,574)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three months ended March 31, 2021 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period included recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). During the three months ended March 31, 2021, we incurred interest expense of $3.1 million on our $200 million aggregate principal amount of Subordinated Notes, which were issued in May 2020. Additionally, we incurred interest expense of $0.6 million and $0.8 million during the three months ended March 31, 2021 and 2020, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income from continuing operations during the three months ended March 31, 2021 and 2020 included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses from continuing operations were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses increased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a prior year non-recurring gain on sale transaction, partially offset by an increase in expenses associated with professional fees.

Results from Discontinued Operations

Insurance Segment

As previously discussed, on June 30, 2020, we completed the sale of NLC. Accordingly, insurance segment results for the three months ended March 31, 2020 have been presented as discontinued operations in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements. All activity associated with the insurance segment was recognized in 2020, therefore, there are no results in the three months ended March 31, 2021. Income from discontinued operations before income taxes was $4.0 million during the three months ended March, 31 2020.

Corporate

As a result of the previously noted sale of NLC on June 30, 2020 for cash proceeds of $154.1 million, Hilltop recognized an aggregate pre-tax gain on sale within discontinued operations of corporate of $36.8 million, net of customary transaction costs of $5.1 million. The resulting book gain from this sale transaction was not recognized for tax purposes pursuant to the rules under the Internal Revenue Code. All income from discontinued operations before income taxes associated with corporate was recognized beginning in the second quarter of 2020.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2021, as compared with December 31, 2020.

Securities Portfolio

At March 31, 2021, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2021	2020
Trading securities, at fair value
U.S. Treasury securities	$465	$40,491
U.S. government agencies:
Bonds	20,376	40
Residential mortgage-backed securities	161,557	336,081
Commercial mortgage-backed securities	861	876
Collateralized mortgage obligations	80,729	69,172
Corporate debt securities	64,535	62,481
States and political subdivisions	183,385	171,573
Private-label securitized product	11,655	8,571
Other	5,149	4,970
	528,712	694,255
Securities available for sale, at fair value
U.S. government agencies:
Bonds	77,163	82,806
Residential mortgage-backed securities	900,283	641,611
Commercial mortgage-backed securities	148,949	124,538
Collateralized mortgage obligations	539,818	565,908
States and political subdivisions	49,193	47,342
	1,715,406	1,462,205
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	12,541	13,547
Commercial mortgage-backed securities	152,309	152,820
Collateralized mortgage obligations	65,043	74,932
States and political subdivisions	70,195	70,645
	300,088	311,944

Equity securities, at fair value	189	140

Total securities portfolio	$2,544,395	$2,468,544

We had nominal net unrealized losses at March 31, 2021 and net unrealized gains of $26.3 million at December 31, 2020 related to the available for sale investment portfolio, and net unrealized gains of $11.3 million and $14.7 million associated with the securities held to maturity portfolio at March 31, 2021 and December 31, 2020, respectively. Equity securities included net unrealized gains of $0.1 million at both March 31, 2021 and December 31, 2020.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2021, the banking segment’s securities portfolio of $2.0 billion was comprised of trading securities of $1.0 million, available for sale securities of $1.7 billion, equity securities of $0.2 million and held to maturity securities of $300.1 million, in addition to $15.0 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $527.7 million at March 31, 2021. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $97.1 million at March 31, 2021.

Corporate

At March 31, 2021, the corporate portfolio included other investments, including those associated with merchant banking, of $38.8 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2021. In addition, as of March 31, 2021, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at March 31, 2021.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment.

	March 31,	December 31,
	2021	2020
Commercial real estate	$3,114,936	$3,133,903
Commercial and industrial	2,574,229	2,627,774
Construction and land development	821,883	828,852
1-4 family residential	745,544	629,938
Consumer	33,890	35,667
Broker-dealer	520,175	437,007
Loans held for investment, gross	7,810,657	7,693,141
Allowance for credit losses	(144,499)	(149,044)
Loans held for investment, net of allowance	$7,666,158	$7,544,097

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $9.5 billion and $9.6 billion at March 31, 2021 and December 31, 2020, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $3.3 billion, of which $2.3 billion and $2.5 billion was drawn at March 31, 2021 and December 31, 2020, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio included $492.4 million related to both initial and second round PPP loans at March 31, 2021. While these loans have terms up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. Through April 16, 2021, the SBA had approved approximately 2,270 initial round PPP forgiveness applications from the Bank totaling approximately $420 million, with PPP loans of approximately $185 million pending SBA review and approval. We anticipate a significant amount of these remaining initial round PPP loans pending approval being forgiven over the next quarter. The Bank has not commenced the submission of PPP forgiveness applications on second round PPP loans. The forgiveness/payoff of the PPP loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at the time of payoff or forgiveness.

At March 31, 2021, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, construction and land development loans, and non-construction residential real estate loans, which represented 42.7%, 11.3% and 10.2%, respectively, of the banking segment’s total loans held investment at March 31, 2021. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2021.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $519.9 million and $436.8 million at March 31, 2021 and December 31, 2020, respectively. This increase from December 31, 2020 to March 31, 2021 was primarily attributable to an increase of $44.5 million, or 17%, in customer margin accounts and an increase of $37.7 million, or 21%, in receivables from correspondents.

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

	March 31,	December 31,
	2021	2020
Loans held for sale:
Unpaid principal balance	$2,207,245	$2,411,626
Fair value adjustment	41,822	109,778
	$2,249,067	$2,521,404
IRLCs:
Unpaid principal balance	$2,673,869	$2,470,013
Fair value adjustment	48,809	76,048
	$2,722,678	$2,546,061

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2021 and December 31, 2020 were $3.9 billion and $4.0 billion, respectively, while the related estimated fair values were $43.1 million and ($28.0) million, respectively.

Allowance for Credit Losses on Loans

For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Policies and Estimates” set forth in Part II, Item 7 of our 2020 Form 10-K.

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

The Bank maintains a loan review department that reviews credit risk in response to both external and internal factors that potentially impact the performance of either individual loans or the overall loan portfolio. The loan review process reviews the creditworthiness of borrowers and determines compliance with the loan policy. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management, the Bank’s board of directors and the Risk Committee of the board of directors of the Company.

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

The COVID-19 pandemic has resulted in a weak labor market and weak overall economic conditions that have affected borrowers across our lending portfolios. Significant judgment is required to estimate the severity and duration of the current economic downturn, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts regarding the duration and severity of the economic downturn are rapidly changing and remain highly uncertain as COVID-19 cases and vaccine effectiveness evolve nationally and in key geographies. It is difficult to predict exactly how borrower behavior will be impacted by these economic conditions as the effectiveness of vaccinations, government stimulus, customer relief and enhanced unemployment benefits should help mitigate in the short term, but the extent and duration of government stimulus as well as performance of recently implemented payment deferral programs remains uncertain.

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of March 31, 2021, we utilized a single macroeconomic consensus scenario published by Moody’s Analytics in March 2021.

During previous quarterly macroeconomic assessments through December 31, 2020, we utilized a single baseline scenario published by Moody’s Analytics. The change to the consensus scenario was based on our evaluation of the Moody’s economic forecast compared to other industry surveys over the reasonable and supportable period and our assessment of the reasonableness of impacts associated with the key monetary and government stimulus policy assumptions. The consensus economic scenario considered several industry surveys in the near-term forecasts and assumes reversion to the long-term trends embedded in the baseline economic scenario before reverting to historical data.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		March 31,	December 31,	September 30,	June 30,	March 31,
		2021	2020	2020	2020	2020
GDP growth rates:
	Q1 2020					(2.5)%
	Q2 2020				(33.4)%	(18.3)%
	Q3 2020			26.6%	19.8%	10.9%
	Q4 2020		4.0%	2.9%	0.1%	2.4%
	Q1 2021	5.0%	1.6%	3.6%	0.2%	2.6%
	Q2 2021	6.5%	4.5%	3.1%	1.8%	3.3%
	Q3 2021	6.7%	4.7%	4.4%	8.5%	5.1%
	Q4 2021	4.8%	5.8%	6.0%	7.3%
	Q1 2022	3.2%	4.8%	5.5%
	Q2 2022	2.5%	4.4%
	Q3 2022	2.1%

Unemployment rates:
	Q1 2020					3.8%
	Q2 2020				14.0%	8.7%
	Q3 2020			8.9%	9.1%	6.3%
	Q4 2020		6.7%	9.1%	9.5%	6.5%
	Q1 2021	6.3%	6.9%	8.9%	9.7%	6.7%
	Q2 2021	6.2%	7.1%	8.7%	9.7%	6.7%
	Q3 2021	5.8%	7.0%	8.3%	9.2%	6.6%
	Q4 2021	5.4%	6.8%	7.8%	8.7%
	Q1 2022	5.1%	6.5%	7.3%
	Q2 2022	4.9%	6.2%
	Q3 2022	4.7%

As of March 31, 2021, our near-term economic forecast improved from December 31, 2020, reflecting better than expected economic and COVID case data and the approval of a third round of $1.9 trillion in government stimulus in March 2021. As a result, projected real GDP growth through the third quarter of 2021 was revised upward and unemployment rate forecasts were adjusted lower based on economic and employment data observed in February 2021. Forecasts for commercial real estate prices nationally were updated higher with declines through 2021 and recovery to pre-COVID levels in early 2024. Our new interest rate expectations assume monetary policy support from the Federal Reserve and a target range of the federal funds rate at 0% to 0.25% into mid-2023.

As of December 31, 2020, our near-term economic forecast improved from September 30, 2020, reflecting better than expected economic data and approval of additional government stimulus earlier than expected. As such, projected real GDP growth in the first quarter of 2021 was revised upward. However, we revised our near-term 2021 real GDP forecast to reflect approximately $900 billion of additional stimulus compared to $1.5 trillion planned as of September 30, 2020. Unemployment rate forecasts were adjusted lower based on economic data observed in October and November 2020, as well as recent COVID vaccine approvals showing progress towards the next phase of labor market recovery. Forecasts for commercial real estate prices nationally were updated lower as of December 31, 2020 to reflect declines through 2022 and recovery to pre-COVID levels in late 2024. Prior quarter forecasts as of September 30, 2020 assumed declines through 2021 and recovery to pre-COVID levels in mid-2023. Our interest rate expectations continued to assume monetary policy support from the Federal Reserve and a target range of the federal funds rate at 0% to 0.25% into late 2023.

Since December 31, 2019, our economic forecast changed significantly year-over-year in response to weak economic conditions caused by the COVID pandemic as developments occurred rapidly in February and March 2020 associated with fiscal and monetary stimulus measures and the expected beneficial impacts of the CARES Act and certain regulatory interagency guidance. As of December 31, 2019, we assumed the U.S. economy was in the late stages of the economic cycle with unemployment rates near historical lows of 3.6% increasing to 3.8% in the fourth quarter of 2020 and reverting to historical data in the fourth quarter of 2022. Downside risks to the economy were concerns over international trade war between the U.S. and its trading partners and potential fallout from a Brexit in 2020. Interest rate expectations assumed one rate cut in 2020 with the Federal Reserve target range of the federal funds rate at 1.25% to 1.50% before reverting to historical data in 2023. In response to the COVID pandemic, the Federal Reserve twice cut federal funds rate targets in March 2020 to 0% to 0.25% with interest rate expectations as of December 31, 2020 unchanged until late 2023. Several U.S. fiscal and monetary policy changes during early 2020 were enacted to counter a severe, but short U.S. recession during the first half of 2020 and support a strong economic recovery during the second half of 2020 with U.S. budget deficits increasing to more than $3 trillion during the year. U.S. unemployment rates reached 14.8% in April 2020 before declining to 6.7% as of December 31, 2020, which was 3.1% higher than the unemployment rate as of December 31, 2019. Annualized real GDP growth rates declined 31.4% in the second quarter of 2020 and increased 33.4% in the third quarter of 2020. The U.S. presidential election later in 2020 resulted in several changes, as Presidential Candidate Joe Biden won the electoral vote to replace President Donald Trump in 2021 and majority control of the U.S. Congress moved from Republican to Democratic parties. As economic growth slowed during the fourth quarter of 2020, additional government stimulus of approximately $900 billion was approved.

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

During the three months ended March 31, 2021, the allowance reflected a net reversal of credit losses of $5.1 million on loans held for investment. This net reversal of credit losses was primarily comprised of a net reversal of credit losses on expected losses of collectively evaluated loans of $6.5 million primarily due to improvements in the macroeconomic forecast assumptions from the prior quarter, partially offset by slower prepayment assumptions on certain commercial real estate and construction and land portfolios, as well as an increase in the provision for credit losses on individually evaluated loans of $1.4 million primarily related to changes in risk rating grades and updated realizable values. The change in the allowance for credit losses during the current period was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan growth, loan mix, and changes in qualitative factors from the prior quarter. The change in the allowance during the three months ended March 31, 2021 was also impacted by net recoveries of $0.6 million.

As discussed under the section entitled “Loan Portfolio” earlier in this Item 2, the Bank’s actions beginning in the second and third quarters of 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. The significant build in the allowance included provision for credit losses associated with this deteriorating economic outlook and resulted in an allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, of 2.38%.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio and total active loan modifications, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For		Allowance	Allowance For
			Credit Losses		For Credit	Credit Losses
		Total	as a % of		Losses on	as a % of
	Total	Allowance	Total Loans	Active	Active	Active
	Loans Held	for Credit	Held For	Loan	Loan	Loan
March 31, 2021	For Investment	Losses	Investment	Modifications	Modifications	Modifications
Commercial real estate	$3,114,936	$104,126	3.34%	$89,496	$15,587	17.42%
Commercial and industrial (1)	1,338,511	28,141	2.10%	5,708	1,052	18.43%
Construction and land development	821,883	7,249	0.88%	25,591	731	2.86%
1-4 family residential	745,544	3,388	0.45%	9,493	60	0.63%
Consumer	33,890	944	2.79%	—	—	—
	6,054,764	143,848	2.38%	130,288	17,430	13.38%

Broker-dealer	520,175	279	0.05%	—	—	—
Mortgage warehouse lending	743,347	372	0.05%	—	—	—
Paycheck Protection Program	492,371	—	—	—	—	—
	$7,810,657	$144,499	1.85%	$130,288	$17,430	13.38%
(1)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending and PPP loans.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of March 31, 2021, excluding margin loans in the broker-dealer segment, the banking segment mortgage warehouse, and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes consumer and business confidence increases as new cases, hospitalizations and deaths from COVID recede faster than expected, while vaccinations and consumer spending accelerate earlier than expected. Real GDP growth is expected to grow 8.9% in the second quarter of 2021, 10.0% in the third quarter of 2021 and 9.7% in the fourth quarter of 2021 and 9.4% in the first quarter 2022. Average unemployment rates decline to 3.5% by the end of 2021 and 3.2% by the end of 2022. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate until the fourth quarter of 2022 and additional government infrastructure and social program spending approved in the fourth quarter of 2021 of $1.5 trillion.

Compared to our economic forecast, the downside scenario assumes consumer and business confidence declines as hospitalizations and deaths from COVID rise again resulting in increased concerns associated with vaccine effectiveness. As the number of new cases rise, consumer confidence and spending erode causing the economy to fall back into recession. Real GDP growth is expected to decrease 3.5% in the second quarter of 2021, 2.3% in the third quarter of 2021 and 0.8% in the fourth quarter of 2021. Average unemployment rates increase to 8.2% by the fourth quarter of 2021 and improve modestly to 7.7% by the end of 2022. Unemployment is expected to remain elevated but improve to 6.2% in the fourth quarter of 2023 and reverts to historical average rates over time. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate through mid-2025, while disagreements in Congress prevent any additional stimulus from being enacted beyond the American Rescue Plan Act passed in March 2021.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $21 million or a weighted average expected loss rate of 1.62% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $73 million or a weighted average expected loss rate of 3.20% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on the path of the virus and expectations around the production and distribution of reliable vaccines and medical treatments. We continue to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and if pace and vigor of the expected recovery is worse than expected, further meaningful provisions could be required. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following tables presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Loans Held for Investment	2021	2020
Balance, beginning of period	$149,044	$61,136
Transition adjustment for adoption of CECL accounting standard	—	12,562
Provision for (reversal of) credit losses	(5,109)	34,549
Recoveries of loans previously charged off:
Commercial real estate	14	10
Commercial and industrial	433	387
Construction and land development	—	—
1-4 family residential	409	10
Consumer	76	120
Broker-dealer	—	—
Total recoveries	932	527
Loans charged off:
Commercial real estate	—	214
Commercial and industrial	179	1,440
Construction and land development	—	2
1-4 family residential	110	203
Consumer	79	176
Broker-dealer	—	—
Total charge-offs	368	2,035
Net recoveries (charge-offs)	564	(1,508)
Balance, end of period	$144,499	$106,739
Allowance for credit losses as a percentage of gross loans held for investment	1.85%	1.45%

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the table below (dollars in thousands).

	March 31, 2021		December 31, 2020
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial real estate	$104,126	39.88%	$109,629	40.74%
Commercial and industrial	28,513	33.00%	27,703	34.16%
Construction and land development	7,249	10.52%	6,677	10.77%
1-4 family residential	3,388	9.51%	3,946	8.19%
Consumer	944	0.43%	876	0.46%
Broker-dealer	279	6.66%	213	5.68%
Total	$144,499	100.00%	$149,044	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Commercial real estate	$104,126	$109,629	$104,566	$106,551	$53,939
Commercial and industrial	28,513	27,703	38,178	31,863	38,550
Construction and land development	7,249	6,677	6,270	8,393	6,360
1-4 family residential	3,388	3,946	5,052	7,399	6,365
Consumer	944	876	1,002	1,429	1,203
Broker-dealer	279	213	146	748	322
	$144,499	$149,044	$155,214	$156,383	$106,739

The increase in the allowance for credit losses for loans held for investment during 2020 in the table above was primarily attributable to the adoption of the new CECL standard as of January 1, 2020 and a deteriorating economic outlook associated with the impact of the market disruption caused by COVID-19 conditions. As previously noted, the adoption of CECL requires that we reflect the expansion of the loss horizon to life of loan and take into account forecasts of expected future macroeconomic conditions in our determination of the allowance for credit losses.

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$8,388	$2,075
Transition adjustment CECL accounting standard	—	3,837
Other noninterest expense	419	1,297
Balance, end of period	$8,807	$7,209

As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three months ended March 31, 2021, the increase in the reserve for unfunded commitments was primarily due to increases in available commitment balances.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had three credit relationships totaling $4.8 million of potential problem loans at March 31, 2021, compared with seven credit relationships totaling $11.3 million of potential problem loans at December 31, 2020.

Non-Performing Assets

In response to the COVID-19 pandemic, the CARES Act was passed in March 2020, which among other things, allows the Bank to suspend the TDR requirements for certain loan modifications to be categorized as a TDR. Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan.

Specifically, as discussed under the section titled “Loan Portfolio” earlier in this Item 2, the Bank’s actions during 2020 included approval of $1.0 billion of COVID-19 related loan modifications. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $130 million as of March 31, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

The following table presents components of our non-performing assets (dollars in thousands).

	March 31,	December 31,
	2021	2020	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$10,668	$11,133	$(465)
Commercial and industrial	36,144	34,049	2,095
Construction and land development	501	507	(6)
1-4 family residential	30,937	32,263	(1,326)
Consumer	26	28	(2)
Broker-dealer	—	—	—
	$78,276	$77,980	$296
Troubled debt restructurings included in accruing loans held for investment	1,584	1,954	(370)
Non-performing loans	$79,860	$79,934	$(74)

Non-performing loans as a percentage of total loans	0.77%	0.76%	0.01

Other real estate owned	$19,899	$21,289	$(1,390)

Other repossessed assets	$—	$101	$(101)

Non-performing assets	$99,759	$101,324	$(1,565)

Non-performing assets as a percentage of total assets	0.56%	0.60%	(0.04)

Loans past due 90 days or more and still accruing	$265,230	$243,630	$21,600

At March 31, 2021, non-accrual loans included 49 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at March 31, 2021 also included $8.3 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2020, non-accrual loans included 60 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2020 also included $10.9 million of loans secured by residential real estate which were classified as loans held for sale.

At March 31, 2021, TDRs were comprised of $1.6 million of loans that are considered to be performing and accruing, and $15.8 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2020, TDRs were comprised of $2.0 million of loans that are considered to be performing and accruing, and $16.0 million of loans that were considered to be non-performing reported in non-accrual loans. In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. Therefore, the Bank is not reporting COVID-19 related modifications as TDRs in accordance with the CARES Act.

OREO decreased from December 31, 2020 to March 31, 2021, primarily due to disposals totaling $1.8 million, partially offset by additions of $0.5 million. At both March 31, 2021 and December 31, 2020, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at March 31, 2021 and December 31, 2020, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA-related loans subject to repurchase within our mortgage origination segment. As of March 31, 2021, $155.7 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced it will temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of March 31, 2021. As of March 31, 2021, $152.0 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,
	2021		2020
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,729,994	0.00%	$2,730,975	0.00%
Interest-bearing demand deposits	5,625,682	0.24%	4,589,046	0.71%
Savings deposits	270,475	0.07%	195,915	0.18%
Time deposits	1,730,418	1.04%	1,479,866	1.88%
	$11,356,569	0.28%	$8,995,802	0.67%

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	March 31, 2021		December 31, 2020
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$676,652	1.22%	$695,798	1.46%	$(19,146)
Notes payable	401,713	4.95%	381,987	4.54%	19,726
Junior subordinated debentures	67,012	3.40%	67,012	4.13%	—
	$1,145,377	2.66%	$1,144,797	2.51%	$580

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The decrease in short-term borrowings at March 31, 2021, compared with December 31, 2020, included a decrease in borrowings in our banking primarily associated with the continued utilization of available internal funds and a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers, partially offset by increases in short-term bank loans and commercial paper used by the Hilltop Broker-Dealers to finance their activities. Notes payable at March 31, 2021 was comprised of $149.0 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $196.9 million and mortgage origination segment borrowings of $55.9 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At March 31, 2021, Hilltop had $383.3 million in cash and cash equivalents, an increase of $8.5 million from $374.8 million at December 31, 2020. This increase in cash and cash equivalents was primarily due to the receipt of $40.0 million of dividends from subsidiaries, significantly offset by $9.9 million in cash dividends declared, $5.0 million of stock repurchases, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

COVID-19

As previously discussed, in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis, including a significant decline in corporate debt and equity issuances and a deterioration in the mortgage servicing and commercial paper markets, we took a number of precautionary actions in March 2020 to enhance our financial flexibility by bolstering our cash position to ensure we have adequate cash readily available to meet both expected and unexpected funding needs without adversely affecting our daily operations.

To strengthen the Bank’s available liquidity position during 2020, we raised brokered deposits, as well as swept additional deposits from Hilltop Securities into the Bank. At March 31, 2021, given the continued strong cash and liquidity levels at the Bank, brokered deposits declined to $639 million and the total funds swept from Hilltop Securities into the Bank was approximately $700 million. In addition, we continue to evaluate market conditions to determine the appropriateness of capital market inventory limits at Hilltop Securities.

To meet demand for customer loan advances and satisfy our obligations to repay long-term debt maturing over the next 12 months, we believe we currently have sufficient liquidity from the available on- and off-balance sheet liquidity sources and our ability to issue debt in the capital markets. We continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate for an extended period.

Dividend Declaration

On April 22, 2021, our board of directors declared a quarterly cash dividend of $0.12 per common share, payable on May 28, 2021 to all common stockholders of record as of the close of business on May 14, 2021.

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

During the three months ended March 31, 2021, we paid $5.0 million to repurchase an aggregate of 149,878 shares of common stock at an average price of $33.01 per share. The purchases were funded from available cash balances.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2021, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes and the 2035 Subordinated Notes will mature on May 15, 2030 and May 15, 2035, respectively. We may redeem the Subordinated Notes, in whole or in part, from time to time, subject to obtaining Federal Reserve approval, beginning with the interest payment date of May 15, 2025 for the 2030 Subordinated Notes and beginning with the interest payment date of May 15, 2030 for the 2035 Subordinated Notes at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed plus accrued and unpaid interest to but excluding, the date of redemption.

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At March 31, 2021, $200 million of our Subordinated Notes was outstanding.

Junior Subordinated Debentures

The Debentures have a stated term of 30 years with maturities ranging from July 2031 to February 2038 with interest payable quarterly. The rate on the Debentures, which resets quarterly, is three-month LIBOR plus an average spread of 3.22%. The total average interest rate at March 31, 2021 was 3.42%. The Debentures are callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At March 31, 2021, $67.0 million of PCC’s Debentures were outstanding.

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

Bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, because Hilltop has grown above $15 billion, if we make an acquisition in the future, the debentures issued to the Trusts may out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2021, under guidance issued by the Board of Governors of the Federal Reserve System.

Actual capital amounts and ratios as of March 31, 2021 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

At March 31, 2021, Hilltop had a total capital to risk weighted assets ratio of 22.96%, Tier 1 capital to risk weighted assets ratio of 20.22%, common equity Tier 1 capital to risk weighted assets ratio of 19.63% and a Tier 1 capital to average assets, or leverage, ratio of 13.01%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At March 31, 2021, PlainsCapital had a total capital to risk weighted assets ratio of 15.64%, Tier 1 capital to risk weighted assets ratio of 14.74%, common equity Tier 1 capital to risk weighted assets ratio of 14.74% and a Tier 1 capital to average assets, or leverage, ratio of 10.50%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

We discuss regulatory capital requirements in more detail in Note 17 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our 2020 Form 10-K.

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

As previously discussed, to meet increased liquidity demands and ensure availability of adequate cash to meet both expected and unexpected funding needs without adversely affecting our daily operations and to improve the Bank’s already strong liquidity position, we raised brokered deposits during 2020 that have a remaining balance of approximately $639 million at March 31, 2021, down from approximately $731 million at December 31, 2020. Further, beginning in March 2020, additional deposits were swept from Hilltop Securities into the Bank. Since June 30, 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced, and is approximately $700 million as of March 31, 2021. As a result, the Bank was able to further fortify its borrowing capacity through access to secured funding sources as summarized in the following table (in millions).

	March 31,	December 31,
	2021	2020
FHLB capacity	$4,378	$4,410
Investment portfolio (available)	1,188	982
Fed deposits (excess daily requirements)	1,415	875
	$6,981	$6,267

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at March 31, 2021 continues to be at a heightened level given the uncertain outlook for 2021 due to the COVID-19 pandemic. While the extent to which COVID-19 will impact the Bank is uncertain, the Bank is targeting available liquidity of between approximately $5 billion and $6 billion during the remainder of 2021. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.24% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.54% of the Bank’s total deposits at March 31, 2021. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2021, Hilltop Securities had credit arrangements with four unaffiliated banks, with maximum aggregate commitments of up to $600.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At March 31, 2021, Hilltop Securities had borrowed $58.0 million under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The commercial paper notes (“CP Notes”) are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of March 31, 2021, the weighted average maturity of the CP Notes was 157 days at a rate of 1.13% with a weighted average remaining life of 106 days. At March 31, 2021, the aggregate amount outstanding under these secured arrangements was $336.4 million, which was collateralized by securities held for firm accounts valued at $364.1 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank, which have an aggregate commitment of $3.3 billion, of which $2.3 billion was drawn at March 31, 2021. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at March 31, 2021.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At March 31, 2021, these ABAs had combined available lines of credit totaling $175.0 million, $85.0 million of which was with a single unaffiliated bank, and the remaining $90.0 million of which was with the Bank. At March 31, 2021, Ventures Management had outstanding borrowings of $64.4 million, $8.6 million of which was with the Bank.

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

Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third-party. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at March 31, 2021 and outstanding financial and performance standby letters of credit of $83.7 million at March 31, 2021.

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

Critical Accounting Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting. Since

December 31, 2020, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2020 Form 10-K, except as discussed below.

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

	March 31, 2021
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,831,382	$1,272,479	$1,759,078	$624,047	$113,503	$9,600,489
Securities	243,895	223,652	495,426	343,779	680,197	1,986,949
Federal funds sold and securities purchased under agreements to resell	396	—	—	—	—	396
Other interest sensitive assets	1,424,757	—	—	—	29,450	1,454,207
Total interest sensitive assets	7,500,430	1,496,131	2,254,504	967,826	823,150	13,042,041

Interest sensitive liabilities:
Interest bearing checking	$5,715,596	$—	$—	$—	$—	$5,715,596
Savings	271,910	—	—	—	—	271,910
Time deposits	474,647	941,381	114,605	35,641	—	1,566,274
Notes payable and other borrowings	158,900	207	642	801	2,977	163,527
Total interest sensitive liabilities	6,621,053	941,588	115,247	36,442	2,977	7,717,307

Interest sensitivity gap	$879,377	$554,543	$2,139,257	$931,384	$820,173	$5,324,734

Cumulative interest sensitivity gap	$879,377	$1,433,920	$3,573,177	$4,504,561	$5,324,734

Percentage of cumulative gap to total interest sensitive assets	6.74%	10.99%	27.40%	34.54%	40.83%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2021 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$107,701	29.11%	$665,753	33.97%
+200	$68,693	18.57%	$478,475	24.41%
+100	$31,121	8.41%	$261,669	13.35%
-50	$(9,027)	(2.44)%	$(291,115)	(14.85)%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2021 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

	March 31, 2021
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$84	$3,713	$34,870	$144,718	$183,385
U.S. government and government agency obligations	12,004	(7,601)	(19,376)	213,753	198,780
Corporate obligations	(4,786)	7,653	5,893	36,465	45,225
Total debt securities	7,302	3,765	21,387	394,936	427,390
Corporate equity securities	(1,905)	—	—	—	(1,905)
Other	5,148	—	—	—	5,148
	$10,545	$3,765	$21,387	$394,936	$430,633

Weighted average yield
Municipal obligations	0.00%	1.62%	1.69%	3.05%	2.79%
U.S. government and government agency obligations	0.01%	0.59%	1.30%	3.20%	2.73%
Corporate obligations	0.78%	2.57%	2.79%	2.98%	2.68%

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 14 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2020 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2021	—	$—	—	$75,000,000
February 1 - February 28, 2021	108,682	32.98	108,682	71,415,668
March 1 - March 31, 2021	41,196	33.11	41,196	70,051,668
Total	149,878	$33.01	149,878
(1)	On January 22, 2021, we announced that our board of directors authorized a stock repurchase program under which we may repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2022, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

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

10.1*	Compensation arrangement of Jeremy B. Ford.

10.2*	Form of Restricted Stock Unit Award Agreement (Performance-Based) for awards beginning in 2021.
10.3*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2021.

10.4*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2021.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

HILLTOP HOLDINGS INC.

Date: April 26, 2021	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)