Form 10-Q
period 2021-06-30
Hilltop Holdings Inc.
filed 2021-07-26
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant's common stock outstanding at July 23, 2021 was 81,154,608.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$1,372,818	$1,062,560
Federal funds sold	387	386
Assets segregated for regulatory purposes	207,284	290,357
Securities purchased under agreements to resell	202,638	80,319
Securities:
Trading, at fair value	682,483	694,255
Available for sale, at fair value, net (amortized cost of $1,810,032 and $1,435,919, respectively)	1,817,807	1,462,205
Held to maturity, at amortized cost, net (fair value of $301,161 and $326,671, respectively)	288,776	311,944
Equity, at fair value	193	140
	2,789,259	2,468,544

Loans held for sale	2,885,458	2,788,386
Loans held for investment, net of unearned income	7,645,227	7,693,141
Allowance for credit losses	(115,269)	(149,044)
Loans held for investment, net	7,529,958	7,544,097

Broker-dealer and clearing organization receivables	1,403,447	1,404,727
Premises and equipment, net	212,402	211,595
Operating lease right-of-use assets	115,698	105,757
Mortgage servicing rights	124,497	143,742
Other assets	535,536	555,983
Goodwill	267,447	267,447
Other intangible assets, net	17,705	20,364
Total assets	$17,664,534	$16,944,264

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$4,231,082	$3,612,384
Interest-bearing	7,502,703	7,629,935
Total deposits	11,733,785	11,242,319

Broker-dealer and clearing organization payables	1,439,620	1,368,373
Short-term borrowings	915,919	695,798
Securities sold, not yet purchased, at fair value	132,950	79,789
Notes payable	396,653	381,987
Operating lease liabilities	134,019	125,450
Junior subordinated debentures	67,012	67,012
Other liabilities	348,200	632,889
Total liabilities	15,168,158	14,593,617
Commitments and contingencies (see Notes 14 and 15)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 81,153,185 and 82,184,893 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	812	822
Additional paid-in capital	1,302,439	1,317,929
Accumulated other comprehensive income	7,093	17,763
Retained earnings	1,159,304	986,792
Deferred compensation employee stock trust, net	754	771
Employee stock trust (6,060 and 6,930 shares, at cost, at June 30, 2021 and December 31, 2020, respectively)	(121)	(138)
Total Hilltop stockholders' equity	2,470,281	2,323,939
Noncontrolling interests	26,095	26,708
Total stockholders' equity	2,496,376	2,350,647
Total liabilities and stockholders' equity	$17,664,534	$16,944,264

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$104,162	$107,860	$208,439	$219,028
Securities borrowed	15,586	12,883	44,558	26,210
Securities:
Taxable	11,125	11,698	21,376	27,393
Tax-exempt	2,338	1,539	4,440	3,149
Other	1,607	951	2,927	4,026
Total interest income	134,818	134,931	281,740	279,806

Interest expense:
Deposits	6,176	11,947	13,917	27,071
Securities loaned	12,345	10,796	37,831	22,073
Short-term borrowings	2,374	2,367	4,386	7,111
Notes payable	5,253	3,768	10,050	6,186
Junior subordinated debentures	577	705	1,139	1,555
Other	177	790	819	916
Total interest expense	26,902	30,373	68,142	64,912

Net interest income	107,916	104,558	213,598	214,894
Provision for (reversal of) credit losses	(28,720)	66,026	(33,829)	100,575
Net interest income after provision for (reversal of) credit losses	136,636	38,532	247,427	114,319

Noninterest income:
Net gains from sale of loans and other mortgage production income	199,625	295,317	466,705	445,803
Mortgage loan origination fees	42,146	45,341	85,301	73,895
Securities commissions and fees	38,300	34,234	76,614	74,303
Investment and securities advisory fees and commissions	32,268	29,120	59,963	52,300
Other	27,560	64,113	68,901	93,537
Total noninterest income	339,899	468,125	757,484	739,838

Noninterest expense:
Employees' compensation and benefits	248,486	276,893	518,839	473,249
Occupancy and equipment, net	25,004	26,174	49,433	45,696
Professional services	16,239	15,737	29,824	30,535
Other	53,639	51,405	111,934	102,630
Total noninterest expense	343,368	370,209	710,030	652,110

Income from continuing operations before income taxes	133,167	136,448	294,881	202,047
Income tax expense	31,234	31,808	69,004	46,956
Income from continuing operations	101,933	104,640	225,877	155,091
Income from discontinued operations, net of income taxes	—	30,775	—	33,926
Net income	101,933	135,415	225,877	189,017
Less: Net income attributable to noncontrolling interest	2,873	6,939	6,473	10,905
Income attributable to Hilltop	$99,060	$128,476	$219,404	$178,112

Earnings per common share:
Basic:
Earnings from continuing operations	$1.21	$1.08	$2.68	$1.60
Earnings from discontinued operations	—	0.34	—	0.37
	$1.21	$1.42	$2.68	$1.97
Diluted:
Earnings from continuing operations	$1.21	$1.08	$2.66	$1.60
Earnings from discontinued operations	—	0.34	—	0.37
	$1.21	$1.42	$2.66	$1.97
Weighted average share information:
Basic	81,663	90,164	81,914	90,337
Diluted	82,199	90,164	82,407	90,337

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$101,933	$135,415	$225,877	$189,017
Other comprehensive income:
Change in fair value of cash flow and fair value hedges, net of tax of $(71), $(110), $434 and $(1,043), respectively	(2,391)	(377)	3,644	(3,577)
Net unrealized gains (losses) on securities available for sale, net of tax of $1,799, $927, $(4,175) and $4,653, respectively	5,999	3,245	(14,242)	15,850
Reclassification adjustment for gains (losses) included in net income, net of tax of $0, $2, $(21) and $36, respectively	(1)	6	(72)	121
Comprehensive income	105,540	138,289	215,207	201,411
Less: comprehensive income attributable to noncontrolling interest	2,873	6,939	6,473	10,905

Comprehensive income applicable to Hilltop	$102,667	$131,350	$208,734	$190,506

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, March 31, 2020	90,108	$901	$1,437,301	$20,939	$676,946	$774	8	$(150)	$2,136,711	$27,022	$2,163,733
Net income	—	—	—	—	128,476	—	—	—	128,476	6,939	135,415
Other comprehensive income	—	—	—	2,874	—	—	—	—	2,874	—	2,874
Stock-based compensation expense	—	—	3,117	—	—	—	—	—	3,117	—	3,117
Common stock issued to board members	8	—	146	—	—	—	—	—	146	—	146
Issuance of common stock related to share-based awards, net	126	1	(556)	—	—	—	—	—	(555)	—	(555)
Repurchases of common stock	(20)	—	(322)	—	30	—	—	—	(292)	—	(292)
Dividends on common stock ($0.09 per share)	—	—	—	—	(8,121)	—	—	—	(8,121)	—	(8,121)
Deferred compensation plan	—	—	—	—	—	4	—	—	4	—	4
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,188)	(4,188)
Balance, June 30, 2020	90,222	$902	$1,439,686	$23,813	$797,331	$778	8	$(150)	$2,262,360	$29,773	$2,292,133

Balance, March 31, 2021	82,261	$823	$1,319,518	$3,486	$1,094,727	$752	6	$(121)	$2,419,185	$26,830	$2,446,015
Net income	—	—	—	—	99,060	—	—	—	99,060	2,873	101,933
Other comprehensive income	—	—	—	3,607	—	—	—	—	3,607	—	3,607
Stock-based compensation expense	—	—	4,192	—	—	—	—	—	4,192	—	4,192
Common stock issued to board members	4	—	150	—	—	—	—	—	150	—	150
Issuance of common stock related to share-based awards, net	129	1	(1,505)	—	—	—	—	—	(1,504)	—	(1,504)
Repurchases of common stock	(1,241)	(12)	(19,916)	—	(24,594)	—	—	—	(44,522)	—	(44,522)
Dividends on common stock ($0.12 per share)	—	—	—	—	(9,889)	—	—	—	(9,889)	—	(9,889)
Deferred compensation plan	—	—	—	—	—	2	—	—	2	—	2
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,608)	(3,608)
Balance, June 30, 2021	81,153	$812	$1,302,439	$7,093	$1,159,304	$754	6	$(121)	$2,470,281	$26,095	$2,496,376

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	178,112	—	—	—	178,112	10,905	189,017
Other comprehensive income	—	—	—	12,394	—	—	—	—	12,394	—	12,394
Stock-based compensation expense	—	—	6,759	—	—	—	—	—	6,759	—	6,759
Common stock issued to board members	18	—	292	—	—	—	—	—	292	—	292
Issuance of common stock related to share-based awards, net	284	3	(1,027)	—	—	—	—	—	(1,024)	—	(1,024)
Repurchases of common stock	(721)	(7)	(11,571)	—	(3,671)	—	—	—	(15,249)	—	(15,249)
Dividends on common stock ($0.18 per share)	—	—	—	—	(16,279)	—	—	—	(16,279)	—	(16,279)
Deferred compensation plan	—	—	—	—	—	2	—	5	7	—	7
Adoption of accounting standards	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,889)	(6,889)
Balance, June 30, 2020	90,222	$902	$1,439,686	$23,813	$797,331	$778	8	$(150)	$2,262,360	$29,773	$2,292,133

Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	219,404	—	—	—	219,404	6,473	225,877
Other comprehensive loss	—	—	—	(10,670)	—	—	—	—	(10,670)	—	(10,670)
Stock-based compensation expense	—	—	8,786	—	—	—	—	—	8,786	—	8,786
Common stock issued to board members	8	—	297	—	—	—	—	—	297	—	297
Issuance of common stock related to share-based awards, net	351	3	(2,253)	—	—	—	—	—	(2,250)	—	(2,250)
Repurchases of common stock	(1,391)	(13)	(22,320)	—	(27,138)	—	—	—	(49,471)	—	(49,471)
Dividends on common stock ($0.24 per share)	—	—	—	—	(19,754)	—	—	—	(19,754)	—	(19,754)
Deferred compensation plan	—	—	—	—	—	(17)	(1)	17	—	—	—
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7,086)	(7,086)
Balance, June 30, 2021	81,153	$812	$1,302,439	$7,093	$1,159,304	$754	6	$(121)	$2,470,281	$26,095	$2,496,376

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$225,877	$189,017
Adjustments to reconcile net income to net cash used in operating activities:
Provision for (reversal of) credit losses	(33,829)	100,575
Depreciation, amortization and accretion, net	10,531	8,111
Deferred income taxes	2,380	742
Other, net	10,077	644
Net change in securities purchased under agreements to resell	(122,319)	(102,426)
Net change in trading securities	11,772	41,539
Net change in broker-dealer and clearing organization receivables	(190,385)	711,290
Net change in other assets	(45,972)	(136,942)
Net change in broker-dealer and clearing organization payables	44,751	(364,631)
Net change in other liabilities	(105,218)	30,443
Net change in securities sold, not yet purchased	53,161	11,523
Proceeds from sale of mortgage servicing rights asset	84,633	18,650
Change in valuation of mortgage servicing rights asset	(15,273)	19,505
Net gains from sales of loans	(466,705)	(445,803)
Loans originated for sale	(13,539,646)	(11,035,100)
Proceeds from loans sold	13,750,233	10,850,695
Net cash used in operating activities for continuing operations	(325,932)	(102,168)
Net cash used in operating activities for discontinued operations	—	(28,533)
Net cash used in operating activities	(325,932)	(130,701)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	22,887	49,918
Proceeds from sales, maturities and principal reductions of securities available for sale	385,411	194,336
Purchases of securities held to maturity	—	(7,080)
Purchases of securities available for sale	(764,283)	(357,307)
Net change in loans held for investment	249,069	(632,976)
Purchases of premises and equipment and other assets	(16,696)	(21,005)
Proceeds from sales of premises and equipment and other real estate owned	3,263	17,591
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	(72)	22,905
Net cash used in investing activities for continuing operations	(120,421)	(733,618)
Net cash provided by investing activities for discontinued operations	—	1,941
Net cash received from disposal of discontinued operations	—	84,763
Net cash used in investing activities	(120,421)	(646,914)
Financing Activities
Net change in deposits	517,962	2,535,125
Net change in short-term borrowings	220,024	(703,846)
Proceeds from notes payable	488,341	860,484
Payments on notes payable	(473,891)	(666,681)
Payments to repurchase common stock	(49,471)	(15,249)
Dividends paid on common stock	(19,754)	(16,279)
Net cash distributed to noncontrolling interest	(7,086)	(6,889)
Other, net	(2,586)	(1,336)
Net cash provided by financing activities	673,539	1,985,329

Net change in cash, cash equivalents and restricted cash	227,186	1,207,714
Cash, cash equivalents and restricted cash, beginning of period	1,353,303	642,789
Cash, cash equivalents and restricted cash, end of period	$1,580,489	$1,850,503

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,372,818	$1,655,492
Federal funds sold	387	385
Assets segregated for regulatory purposes	207,284	194,626
Total cash, cash equivalents and restricted cash	$1,580,489	$1,850,503
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$69,479	$64,621
Cash paid for income taxes, net of refunds	$55,498	$5,976
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$1,805	$12,455
Additions to mortgage services rights	$50,115	$63,915

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

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of National Lloyds Corporation (“NLC”), which comprised the operations of the former insurance segment, for cash proceeds of $154.1 million, and was subject to post-closing adjustments. Accordingly, NLC’s results for the three and six months ended June 30, 2020 have been presented as discontinued operations in the consolidated financial statements. For further details, see Note 3 to the consolidated financial statements.

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

As a result of the spread of the novel coronavirus (“COVID-19”) pandemic, economic uncertainties have contributed to significant volatility in the global economy, as well as banking and other financial activity in the areas in which the Company operates. The effects of COVID-19 have had, and may continue to have, an adverse effect on the financial markets and overall economic conditions on an unprecedented scale. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. COVID-19 presents material uncertainty which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

During the first quarter of 2020, management determined that the then-pending sale of NLC met the criteria to be presented as discontinued operations. All related notes to the consolidated financial statements for discontinued operations have been included in this note. The following table presents the results of discontinued operations for NLC for the periods indicated (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Interest income:
Securities:
Taxable	$814	$1,752
Other	4	71
Total interest income	818	1,823

Interest expense:
Notes payable	369	775

Noninterest income:
Net insurance premiums earned	32,440	65,077
Other	5,297	3,051
Total noninterest income	37,737	68,128

Noninterest expense:
Employees' compensation and benefits	3,225	6,002
Occupancy and equipment, net	217	464
Professional services	9,674	18,201
Loss and loss adjustment expenses	25,470	38,419
Other	1,511	3,987
Total noninterest expense	40,097	67,073

Income (loss) from discontinued operations before income taxes	(1,911)	2,103
Gain on disposal of discontinued operations	32,341	32,341
Income tax expense (benefit)	(345)	518
Income from discontinued operations, net of income taxes	$30,775	$33,926

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Reinsurance Activity

The effects of reinsurance on premiums written and earned are included within discontinued operations and are summarized as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Written	Earned	Written	Earned
Premiums from direct business	$33,831	$30,638	$63,811	$61,384
Reinsurance assumed	3,444	3,208	6,396	6,452
Reinsurance ceded	(1,406)	(1,406)	(2,759)	(2,759)
Net premiums	$35,869	$32,440	$67,448	$65,077

The effects of reinsurance on incurred losses and LAE are included within discontinued operations and are as follows (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Losses and LAE incurred	$25,462	$38,225
Reinsurance recoverables	8	194
Net loss and LAE incurred	$25,470	$38,419

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2021 and December 31, 2020, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $2.61 billion and $2.52 billion, respectively, and the unpaid principal balance of those loans was $2.52 billion and $2.41 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2021	Inputs	Inputs	Inputs	Fair Value
Trading securities	$6,189	$676,294	$—	$682,483
Available for sale securities	—	1,817,807	—	1,817,807
Equity securities	193	—	—	193
Loans held for sale	—	2,537,601	71,433	2,609,034
Derivative assets	—	84,480	—	84,480
MSR asset	—	—	124,497	124,497
Securities sold, not yet purchased	109,571	23,379	—	132,950
Derivative liabilities	—	38,282	—	38,282

	Level 1	Level 2	Level 3	Total
December 31, 2020	Inputs	Inputs	Inputs	Fair Value
Trading securities	$45,390	$648,865	$—	$694,255
Available for sale securities	—	1,462,205	—	1,462,205
Equity securities	140	—	—	140
Loans held for sale	—	2,449,588	71,816	2,521,404
Derivative assets	—	126,898	—	126,898
MSR asset	—	—	143,742	143,742
Securities sold, not yet purchased	54,494	25,295	—	79,789
Derivative liabilities	—	74,598	—	74,598

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
						Included in
	Balance,			Transfers		Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2021
Loans held for sale	$77,275	$18,962	$(22,272)	$(2,549)	$17	$—	$71,433
MSR asset	142,125	15,815	(31,850)	—	(1,593)	—	124,497
Total	$219,400	$34,777	$(54,122)	$(2,549)	$(1,576)	$—	$195,930

Six months ended June 30, 2021
Loans held for sale	$71,816	$31,456	$(29,511)	$(1,808)	$(520)	$—	$71,433
MSR asset	143,742	50,115	(84,633)	—	15,273	—	124,497
Total	$215,558	$81,571	$(114,144)	$(1,808)	$14,753	$—	$195,930

Three months ended June 30, 2020
Loans held for sale	$79,588	$34,339	$(26,768)	$2,746	$2,031	$—	$91,936
MSR asset	30,299	59,440	—	—	(8,475)	—	81,264
Total	$109,887	$93,779	$(26,768)	$2,746	$(6,444)	$—	$173,200

Six months ended June 30, 2020
Loans held for sale	$67,195	$48,623	$(30,943)	$8,967	$(1,906)	$—	$91,936
MSR asset	55,504	63,915	(18,650)	—	(19,505)	—	81,264
Total	$122,699	$112,538	$(49,593)	$8,967	$(21,411)	$—	$173,200

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2021.

For Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	June 30, 2021				December 31, 2020
Loans held for sale	Market comparable	Projected price	91	-	95%	(95%)	91	-	94%	(94%)

MSR asset	Discounted cash flows	Constant prepayment rate			12.60%				12.15%
		Discount rate			13.77%				14.60%

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

The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment and discount rates, the most significant unobservable inputs, are discussed further in Note 8 to the consolidated financial statements. The decrease in the discount rates used to value the MSR asset at June 30, 2021, compared to December 31, 2020, reflect the effect of increased mortgage rates reducing consumer refinancing activity and an increase in third-party servicing outlets.

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

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$45,439	$—	$45,439	$24,499	$—	$24,499
MSR asset	(1,593)	—	(1,593)	(8,475)	—	(8,475)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(22,517)	$—	$(22,517)	$58,478	$—	$58,478
MSR asset	15,273	—	15,273	(19,505)	—	(19,505)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2021	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,373,205	$1,373,205	$—	$—	$1,373,205
Assets segregated for regulatory purposes	207,284	207,284	—	—	207,284
Securities purchased under agreements to resell	202,638	—	202,638	—	202,638
Held to maturity securities	288,776	—	301,161	—	301,161
Loans held for sale	276,424	—	276,424	—	276,424
Loans held for investment, net	7,529,958	—	628,672	7,137,187	7,765,859
Broker-dealer and clearing organization receivables	1,403,447	—	1,403,447	—	1,403,447
Other assets	75,832	—	74,054	1,778	75,832

Financial liabilities:
Deposits	11,733,785	—	11,741,434	—	11,741,434
Broker-dealer and clearing organization payables	1,439,620	—	1,439,620	—	1,439,620
Short-term borrowings	915,919	—	915,919	—	915,919
Debt	463,665	—	463,665	—	463,665
Other liabilities	5,543	—	5,543	—	5,543

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

The Company held equity investments other than securities of $64.8 million and $63.6 million at June 30, 2021 and December 31, 2020, respectively, which are included within other assets in the consolidated balance sheets. Of the $64.8 million of such equity investments held at June 30, 2021, $27.0 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$22,905	$19,088	$22,844	$19,771
Upward adjustments	5,763	1,525	5,884	1,631
Impairments and downward adjustments	(704)	—	(764)	(789)
Dispositions	(975)	—	(975)	—
Balance, end of period	$26,989	$20,613	$26,989	$20,613

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2021	2020
U.S. Treasury securities	$1,289	$40,491
U.S. government agencies:
Bonds	15,764	40
Residential mortgage-backed securities	187,488	336,081
Commercial mortgage-backed securities	—	876
Collateralized mortgage obligations	117,257	69,172
Corporate debt securities	82,379	62,481
States and political subdivisions	266,707	171,573
Private-label securitized product	6,624	8,571
Other	4,975	4,970
Totals	$682,483	$694,255

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $133.0 million and $79.8 million at June 30, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,970	$4	$—	$4,974
U.S. government agencies:
Bonds	49,273	934	(308)	49,899
Residential mortgage-backed securities	917,373	12,107	(4,993)	924,487
Commercial mortgage-backed securities	152,607	520	(4,292)	148,835
Collateralized mortgage obligations	639,721	4,903	(3,166)	641,458
States and political subdivisions	46,088	2,191	(125)	48,154
Totals	$1,810,032	$20,659	$(12,884)	$1,817,807

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$82,036	$1,095	$(325)	$82,806
Residential mortgage-backed securities	624,863	17,194	(446)	641,611
Commercial mortgage-backed securities	124,929	768	(1,159)	124,538
Collateralized mortgage obligations	559,362	6,916	(370)	565,908
States and political subdivisions	44,729	2,613	—	47,342
Totals	$1,435,919	$28,586	$(2,300)	$1,462,205

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$11,637	$570	$—	$12,207
Commercial mortgage-backed securities	151,812	7,620	—	159,432
Collateralized mortgage obligations	56,737	1,380	—	58,117
States and political subdivisions	68,590	2,817	(2)	71,405
Totals	$288,776	$12,387	$(2)	$301,161

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$13,547	$708	$—	$14,255
Commercial mortgage-backed securities	152,820	9,205	—	162,025
Collateralized mortgage obligations	74,932	2,036	—	76,968
States and political subdivisions	70,645	2,778	—	73,423
Totals	$311,944	$14,727	$—	$326,671

Additionally, the Company had unrealized net gains of $0.1 million at both June 30, 2021 and December 31, 2020 from equity securities with fair values of $0.2 million and $0.1 million held at June 30, 2021 and December 31, 2020, respectively. The Company recognized nominal net gains and net losses during the three and six months ended June 30,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

2021 and 2020, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2021 and 2020, net gains recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2021			December 31, 2020
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	$27,586	$308	8	$60,298	$325
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	27,586	308	8	60,298	325
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	50	530,979	4,908	15	86,287	429
Unrealized loss for twelve months or longer	1	4,878	85	—	—	—
	51	535,857	4,993	15	86,287	429
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	14	142,151	4,292	10	105,386	1,176
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	14	142,151	4,292	10	105,386	1,176
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	33	325,737	3,137	10	101,990	324
Unrealized loss for twelve months or longer	3	3,605	29	5	13,611	46
	36	329,342	3,166	15	115,601	370
States and political subdivisions:
Unrealized loss for less than twelve months	11	4,520	125	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	11	4,520	125	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	112	1,030,973	12,770	43	353,961	2,254
Unrealized loss for twelve months or longer	4	8,483	114	5	13,611	46
	116	$1,039,456	$12,884	48	$367,572	$2,300

	June 30, 2021			December 31, 2020
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
States and political subdivisions:
Unrealized loss for less than twelve months	2	$620	$2	2	$578	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	620	2	2	578	—
Total held to maturity:
Unrealized loss for less than twelve months	2	620	2	2	578	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	$620	$2	2	$578	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2021 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,087	$5,117	$853	$877
Due after one year through five years	36,001	37,187	1,182	1,206
Due after five years through ten years	14,616	15,202	10,596	11,024
Due after ten years	44,627	45,521	55,959	58,298
	100,331	103,027	68,590	71,405

Residential mortgage-backed securities	917,373	924,487	11,637	12,207
Collateralized mortgage obligations	639,721	641,458	56,737	58,117
Commercial mortgage-backed securities	152,607	148,835	151,812	159,432
	$1,810,032	$1,817,807	$288,776	$301,161

The Company recognized net gains of $11.1 million and $13.5 million from its trading portfolio during the three months ended June 30, 2021 and 2020, respectively, and $19.8 million and $20.5 million during the six months ended June 30, 2021 and 2020, respectively. In addition, the Hilltop Broker-Dealers realized net losses from structured product trading activities of $8.9 million and net gains from structured product trading activities of $20.8 million during the three months ended June 30, 2021 and 2020, respectively, and net gains from structured product trading activities of $35.1 million and $42.2 million during the six months ended June 30, 2021 and 2020, respectively. The Company had nominal other realized gains on securities during the three months ended June 30, 2021 and 2020, respectively. Other realized losses on securities during the six months ended June 30, 2021 were $0.1 million, compared with other realized gains on securities of $0.2 million during the six months ended June 30, 2020. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $551.8 million and $712.3 million (with a fair value of $569.7 million and $733.8 million, respectively) at June 30, 2021 and December 31, 2020, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at June 30, 2021 and December 31, 2020.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2021	2020
Commercial real estate	$3,090,480	$3,133,903
Commercial and industrial (1)	2,232,035	2,627,774
Construction and land development	770,779	828,852
1-4 family residential	893,243	629,938
Consumer	30,018	35,667
Broker-dealer (2)	628,672	437,007
	7,645,227	7,693,141
Allowance for credit losses	(115,269)	(149,044)
Total loans held for investment, net of allowance	$7,529,958	$7,544,097
(1)	Included loans totaling $261.2 million and $486.7 million at June 30, 2021 and December 31, 2020, respectively, funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	June 30, 2021			December 31, 2020			Interest Income Recognized
	With	With No		With	With No		Three Months Ended June 30,		Six Months Ended June 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2021	2020	2021	2020
Commercial real estate:
Non-owner occupied	$965	$366	$1,331	$1,213	$445	$1,658	$54	$86	$128	$(11)
Owner occupied	3,103	2,777	5,880	3,473	6,002	9,475	139	69	229	85
Commercial and industrial	10,077	22,956	33,033	10,821	23,228	34,049	331	102	474	402
Construction and land development	100	374	474	102	405	507	20	31	35	53
1-4 family residential	1,254	19,672	20,926	4,726	16,651	21,377	1,106	182	2,030	1,165
Consumer	26	—	26	28	—	28	(121)	2	(121)	(3)
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$15,525	$46,145	$61,670	$20,363	$46,731	$67,094	$1,529	$472	$2,775	$1,691

At June 30, 2021 and December 31, 2020, $6.2 million and $10.9 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis decreased $5.4 million from December 31, 2020 to June 30, 2021, primarily due to decreases in commercial real estate owner occupied loans of $3.6 million and in commercial and industrial loans of $1.0 million. The respective decreases in both commercial real estate owner occupied loans and commercial and industrial loans in non-accrual status since December 31, 2020 were primarily due to principal paydowns associated with two relationships.

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

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends certain relief provisions from the March CARES Act that were set to expire at the end of 2020. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Bank’s COVID-19 payment deferral programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan. The Bank’s actions included approval of approximately $1.0 billion in COVID-19 related loan modifications as of December 31, 2020. During 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $14 million of new COVID-19 related loan modifications since December 31, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $76 million as of June 30, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans may represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank remains uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-accrual status during future periods is uncertain and will depend on future developments that cannot be predicted.

There was one TDR granted during the three and six months ended June 30, 2021 with a balance at date of extension and at June 30, 2021 of $0.7 million that do not qualify for the CARES Act exemption. During the three months ended June 30, 2020 there was one TDR granted with a balance at date of extension of $6.8 million and a balance at June 30, 2020 of $2.0 million, while there were two TDRs granted during the six months ended June 30, 2020 with an aggregate balance at date of extension of $7.8 million and an aggregate balance at June 30, 2020 of $3.2 million. The Bank had $0.1 million of unadvanced commitments to borrowers whose loans had been restructured in TDRs at June 30, 2021 and nominal commitments to such borrowers at December 31, 2020. There were no TDRs granted during the twelve months preceding June 30, 2021 and June 30, 2020, for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total Past	Current	Total	Past Due
June 30, 2021	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$877	$—	$614	$1,491	$1,749,941	$1,751,432	$—
Owner occupied	389	586	3,481	4,456	1,334,592	1,339,048	—
Commercial and industrial	112	11,514	6,501	18,127	2,213,908	2,232,035	—
Construction and land development	186	92	—	278	770,501	770,779	—
1-4 family residential	3,825	1,765	9,055	14,645	878,598	893,243	—
Consumer	72	15	26	113	29,905	30,018	—
Broker-dealer	—	—	—	—	628,672	628,672	—
	$5,461	$13,972	$19,677	$39,110	$7,606,117	$7,645,227	$—

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

In addition to the loans shown in the tables above, PrimeLending had $245.8 million and $243.6 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $247.5 million and $245.5 million, respectively) that were 90 days past due and accruing interest at June 30, 2021 and December 31, 2020, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

In response to the COVID-19 pandemic, the Company allowed modifications, such as payment deferrals for up to 90 days and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. These short-term modifications generally meet the criteria of the CARES Act and, therefore, they are not reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of June 30, 2021, PrimeLending had $145.1 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

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

	Amortized Cost Basis by Origination Year
						2016 and
June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$6,265	$17,804	$24,294	$10,316	$2,392	$19,772	$613	$81,456
Internal Grade 4-7 (Pass normal risk)	131,558	190,921	113,187	103,111	50,322	100,061	28,644	717,804
Internal Grade 8-11 (Pass high risk and watch)	77,697	249,597	145,589	94,046	68,835	158,090	2,480	796,334
Internal Grade 12 (Special mention)	—	—	941	1,227	3,127	3,451	—	8,746
Internal Grade 13 (Substandard accrual)	21,809	15,922	13,914	25,130	18,913	49,967	106	145,761
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	1,331	—	1,331
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$92,453	$58,760	$17,562	$20,835	$36,471	$37,245	$1	$263,327
Internal Grade 4-7 (Pass normal risk)	59,804	161,620	130,146	107,245	51,786	117,746	25,094	653,441
Internal Grade 8-11 (Pass high risk and watch)	31,372	104,569	56,115	98,448	24,546	40,277	5,166	360,493
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	3,181	14,768	5,368	10,563	6,895	15,132	—	55,907
Internal Grade 14 (Substandard non-accrual)	743	349	1,260	355	2,291	882	—	5,880
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$16,708	$31,298	$29,838	$10,859	$9,651	$2,862	$78,883	$180,099
Internal Grade 4-7 (Pass normal risk)	67,493	118,654	37,872	35,098	17,248	29,173	269,711	575,249
Internal Grade 8-11 (Pass high risk and watch)	56,379	93,993	42,675	18,077	8,596	7,745	297,246	524,711
Internal Grade 12 (Special mention)	—	27	—	—	—	—	2,004	2,031
Internal Grade 13 (Substandard accrual)	1,676	11,751	1,537	7,730	4,241	5,308	18,404	50,647
Internal Grade 14 (Substandard non-accrual)	6,468	18,279	3,266	1,541	248	91	3,140	33,033
Construction and land development
Internal Grade 1-3 (Pass low risk)	$5,047	$11,957	$2,838	$3,894	$244	$4,204	$1,456	$29,640
Internal Grade 4-7 (Pass normal risk)	120,398	202,026	64,753	14,615	1,943	3,540	39,268	446,543
Internal Grade 8-11 (Pass high risk and watch)	63,216	99,810	60,073	12,951	545	3,887	23,411	263,893
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	—	29	5,741	5,369	—	—	11,139
Internal Grade 14 (Substandard non-accrual)	391	—	—	—	—	83	—	474
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	626	416	—	1,235	—	—	—	2,277
FICO greater than 720	6,404	10,194	—	—	—	—	—	16,598
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	215	—	—	—	—	—	—	215
1-4 family residential
FICO less than 620	$478	$1,423	$754	$3,654	$54	$28,067	$304	$34,734
FICO between 620 and 720	13,174	13,132	8,257	9,015	7,589	39,970	913	92,050
FICO greater than 720	324,320	150,129	66,263	43,803	21,882	74,180	4,929	685,506
Substandard non-accrual	161	14	1,572	—	123	19,056	—	20,926
Other (1)	33,199	7,504	8,969	5,458	798	2,561	1,538	60,027
Consumer
FICO less than 620	$840	$660	$488	$65	$77	$55	$311	$2,496
FICO between 620 and 720	3,015	2,285	1,602	276	496	97	1,876	9,647
FICO greater than 720	2,489	3,919	1,151	603	79	23	3,362	11,626
Substandard non-accrual	—	—	—	—	25	1	—	26
Other (1)	2,801	2,327	562	70	24	33	406	6,223

Total loans with credit quality measures	$1,150,380	$1,594,108	$840,875	$645,961	$344,810	$764,890	$809,266	$6,150,290
Commercial and industrial (mortgage warehouse lending)								$605,047
Commercial and industrial (Paycheck Protection Program loans)								$261,218
Broker-Dealer (margin loans and correspondent receivables)								$628,672
Total loans held for investment								$7,645,227

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2021. In addition, as of June 30, 2021, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio at transition.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management revised its methodology for determining the allowance for credit losses upon the implementation of the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of June 30, 2021. While the Company believes it has an appropriate allowance for the existing loan portfolio at June 30, 2021, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2020 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of June 30, 2021, the Company utilized a single macroeconomic alternative baseline, or S7, scenario published by Moody’s Analytics in June 2021 that was updated to reflect the U.S. economic outlook. This alternative baseline scenario reflects the initial continuing recovery of the economy, as in the baseline scenario published by Moody’s Analytics, in addition to the risk of acceleration of inflation followed by a Federal Reserve policy response that would tighten credit and cause the economy to fall into recession. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

The COVID-19 pandemic disrupted financial markets and overall economic conditions that have affected borrowers across our lending portfolios. Significant judgment is required to estimate the severity and duration of the current economic uncertainties, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts are rapidly changing and remain highly uncertain as COVID-19 cases and vaccine effectiveness, as well as government stimulus and policy measures, evolve nationally and in key geographies.

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

During the three and six months ended June 30, 2021, the decreases in the allowance reflect improvement in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $27.7 million and $34.2 million, respectively. Such reversals were primarily due to improvements in the macroeconomic forecast assumptions and positive risk rating grade migration, including a high concentration of credits within the restaurant and commercial real estate industry sectors. The net impact to the allowance of changes associated with individually evaluated loans during the three months ended June 30, 2021 was a reversal of credit losses of $1.0 million, while the six months ended June 30, 2021 included a provision of credit losses of $0.4 million. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended June 30, 2021 were also impacted by net charge-offs of $0.5 million, while the six months ended June 30, 2021 included net recoveries of $0.1 million.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2021	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$104,126	$—	$(26,527)	$(186)	$220	$77,633
Commercial and industrial	28,513	—	(106)	(1,242)	701	27,866
Construction and land development	7,249	—	(2,064)	—	—	5,185
1-4 family residential	3,388	—	269	(51)	53	3,659
Consumer	944	—	(347)	(74)	69	592
Broker-dealer	279	—	55	—	—	334
Total	$144,499	$—	$(28,720)	$(1,553)	$1,043	$115,269

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2021	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$109,629	$—	$(32,044)	$(186)	$234	$77,633
Commercial and industrial	27,703	—	450	(1,421)	1,134	27,866
Construction and land development	6,677	—	(1,492)	—	—	5,185
1-4 family residential	3,946	—	(588)	(161)	462	3,659
Consumer	876	—	(276)	(153)	145	592
Broker-dealer	213	—	121	—	—	334
Total	$149,044	$—	$(33,829)	$(1,921)	$1,975	$115,269

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$53,939	$—	$56,875	$(4,274)	$11	$106,551
Commercial and industrial	38,550	—	5,176	(12,544)	681	31,863
Construction and land development	6,360	—	2,031	—	2	8,393
1-4 family residential	6,365	—	1,199	(170)	5	7,399
Consumer	1,203	—	319	(197)	104	1,429
Broker-dealer	322	—	426	—	—	748
Total	$106,739	$—	$66,026	$(17,185)	$803	$156,383

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$31,595	$8,073	$71,350	$(4,488)	$21	$106,551
Commercial and industrial	17,964	3,193	23,622	(13,984)	1,068	31,863
Construction and land development	4,878	577	2,938	(2)	2	8,393
1-4 family residential	6,386	(29)	1,400	(373)	15	7,399
Consumer	265	748	565	(373)	224	1,429
Broker-dealer	48	—	700	—	—	748
Total	$61,136	$12,562	$100,575	$(19,220)	$1,330	$156,383

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$8,807	$7,209	$8,388	$2,075
Transition adjustment CECL accounting standard	—	—	—	3,837
Other noninterest expense	(826)	1,822	(407)	3,119
Balance, end of period	$7,981	$9,031	$7,981	$9,031

As previously discussed, the Company adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three and six months ended June 30, 2020, the increase in the reserve for unfunded commitments was primarily due to the macroeconomic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions. During the three and six months ended June 30, 2021, the decreases in the reserve for unfunded commitments were primarily due to improvements in loan expected loss rates.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$142,125	$30,299	$143,742	$55,504
Additions	15,815	59,440	50,115	63,915
Sales	(31,850)	—	(84,633)	(18,650)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	4,536	(6,284)	28,674	(15,878)
Due to customer payoffs	(6,129)	(2,191)	(13,401)	(3,627)
Balance, end of period	$124,497	$81,264	$124,497	$81,264

			June 30,	December 31,
			2021	2020
Mortgage loans serviced for others (2)			$10,229,835	$14,643,623
MSR asset as a percentage of serviced mortgage loans			1.22%	0.98%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions. Included in the three and six months ended June 30, 2021 periods are MSR asset fair value adjustments totaling $9.2 million and $18.9 million, respectively, which reflect the difference between the MSR asset carrying values and the sale prices reflected in the letters of intent to sell the applicable MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2021	2020
Weighted average constant prepayment rate	12.60%	12.15%
Weighted average discount rate	13.77%	14.60%
Weighted average life (in years)	6.2	6.3

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2021	2020
Constant prepayment rate:
Impact of 10% adverse change	$(3,072)	$(5,639)
Impact of 20% adverse change	(6,087)	(11,164)
Discount rate:
Impact of 10% adverse change	(3,641)	(6,435)
Impact of 20% adverse change	(6,952)	(12,287)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $16.2 million and $5.1 million during the three months ended June 30, 2021 and 2020, respectively, and $32.3 million and $11.0 million during the six months ended June 30, 2021 and 2020, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2021	2020
Noninterest-bearing demand	$4,231,082	$3,612,384
Interest-bearing:
Demand accounts	2,607,332	2,399,341
Brokered - demand	4,950	282,426
Money market	3,118,975	2,716,878
Brokered - money market	208,032	124,243
Savings	293,886	276,327
Time	1,214,051	1,506,435
Brokered - time	55,477	324,285
	$11,733,785	$11,242,319

10. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2021	2020
Federal funds purchased	$179,100	$180,325
Securities sold under agreements to repurchase	178,072	237,856
Federal Home Loan Bank	—	—
Short-term bank loans	189,500	—
Commercial paper	369,247	277,617
	$915,919	$695,798

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

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

	Six Months Ended June 30,
	2021	2020
Average balance during the period	$339,545	$605,396
Average interest rate during the period	0.36%	1.29%

	June 30,	December 31,
	2021	2020
Average interest rate at end of period	0.31%	0.25%
Securities underlying the agreements at end of period:
Carrying value	$178,034	$237,913
Estimated fair value	$191,759	$262,554

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Six Months Ended June 30,
	2021	2020
Average balance during the period	$—	$77,692
Average interest rate during the period	—%	1.62%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2021 was 1.25%.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of June 30, 2021, the weighted average maturity of the CP Notes was 157 days at a rate of 1.13%, with a weighted average remaining life of 78 days. At June 30, 2021, the aggregate amount outstanding under these secured arrangements was $369.2 million, which was collateralized by securities held for firm accounts valued at $401.8 million.

11. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2021	2020
Senior Notes due April 2025, net of discount of $976 and $1,063, respectively	$149,024	$148,937
Subordinated Notes due May 2030, net of discount of $749 and $793, respectively	49,251	49,207
Subordinated Notes due May 2035, net of discount of $2,307 and $2,392, respectively	147,693	147,608
Ventures Management lines of credit	50,685	36,235
	$396,653	$381,987

12. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	June 30,	December 31,
	2021	2020
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(5,063)	(4,768)
Premises and equipment, net	$2,717	$3,012

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$9,746	$10,621	$19,403	$21,251
Less operating lease and sublease income	(342)	(354)	(681)	(972)
Net operating lease cost	$9,404	$10,267	$18,722	$20,279

Finance lease cost:
Amortization of ROU assets	$147	$147	$295	$295
Interest on lease liabilities	132	141	266	285
Total finance lease cost	$279	$288	$561	$580

Supplemental cash flow information related to leases is as follows (in thousands).

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,162	$19,075
Operating cash flows from finance leases	266	285
Financing cash flows from finance leases	336	312
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,935	$8,476
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	June 30, 2021		December 31, 2020
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	6.1	4.22%	5.5	4.67%
Finance	5.2	4.83%	5.6	4.81%

Future minimum lease payments under lease agreements as of June 30, 2021, are presented below (in thousands).

	Operating Leases	Finance Leases
2021	$9,032	$610
2022	32,434	1,241
2023	27,330	1,280
2024	19,480	1,163
2025	14,828	886
Thereafter	49,165	1,411
Total minimum lease payments	152,269	6,591
Less amount representing interest	(18,250)	(2,067)
Lease liabilities	$134,019	$4,524

As of June 30, 2021, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $2.6 million. These operating leases are expected to commence in July 2021 with lease terms ranging from three to six years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

13. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates from continuing operations were 23.5% and 23.3% for the three months ended June 30, 2021 and 2020, respectively, and 23.4% and 23.2% for the six months ended June 30, 2021 and 2020, respectively, and approximated the applicable statutory rates for such periods.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

At June 30, 2021 and December 31, 2020, the mortgage origination segment’s indemnification liability reserve totaled $26.4 million and $21.5 million, respectively. The provision for indemnification losses was $2.5 million and $3.9 million during the three months ended June 30, 2021 and 2020, respectively, and $5.5 million and $4.6 million during the six months ended June 30, 2021 and 2020, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$30,137	$34,779	$30,085	$32,144
Claims made	8,575	6,141	13,687	12,212
Claims resolved with no payment	(1,956)	(673)	(4,870)	(1,657)
Repurchases	(3,446)	(5,053)	(5,257)	(7,383)
Indemnification payments	(547)	—	(882)	(122)
Balance, end of period	$32,763	$35,194	$32,763	$35,194

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$24,261	$12,148	$21,531	$11,776
Additions for new sales	2,858	2,897	5,865	3,622
Repurchases	(274)	(210)	(398)	(480)
Early payment defaults	(25)	(359)	(36)	(402)
Indemnification payments	(122)	—	(264)	(40)
Change in reserves for loans sold in prior years	(326)	987	(326)	987
Balance, end of period	$26,372	$15,463	$26,372	$15,463

	June 30,	December 31,
	2021	2020
Reserve for Indemnification Liability:
Specific claims	$502	$961
Incurred but not reported claims	25,870	20,570
Total	$26,372	$21,531

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at June 30, 2021 and outstanding financial and performance standby letters of credit of $89.3 million at June 30, 2021.

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

During the six months ended June 30, 2021 and 2020, Hilltop granted 8,285 and 18,397 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the six months ended June 30, 2021 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2020	1,833	$21.48
Granted	532	$32.93
Vested/Released	(416)	$28.59
Forfeited	(13)	$22.72
Balance, June 30, 2021	1,936	$23.09

Vested/Released RSUs include an aggregate of 65,558 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2021.

During the six months ended June 30, 2021, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 471,505 RSUs pursuant to the Equity Plans. Of the RSUs granted during the six months ended June 30, 2021, 318,997 that were outstanding at June 30, 2021, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the six months ended June 30, 2021, 150,668 that were outstanding at June 30, 2021, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At June 30, 2021, in the aggregate, 1,572,502 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 364,149 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2021, unrecognized compensation expense related to outstanding RSUs of $28.6 million is expected to be recognized over a weighted average period of 1.61 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of June 30, 2021 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	June 30, 2021		December 31, 2020		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,422,952	10.22%	$1,385,842	10.44%	4.0%	5.0%
Hilltop	2,259,977	12.87%	2,111,580	12.64%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,422,952	15.00%	1,385,842	14.40%	7.0%	6.5%
Hilltop	2,194,977	20.22%	2,046,580	18.97%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,422,952	15.00%	1,385,842	14.40%	8.5%	8.0%
Hilltop	2,259,977	20.82%	2,111,580	19.57%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,512,646	15.95%	1,470,364	15.27%	10.5%	10.0%
Hilltop	2,549,038	23.48%	2,409,684	22.34%	10.5%	N/A

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

At June 30, 2021, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$300,316	$4,457
Less: required net capital	10,244	250
Excess net capital	$290,072	$4,207

Net capital as a percentage of aggregate debit items	58.6%
Net capital in excess of 5% aggregate debit items	$274,705

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At June 30, 2021 and December 31, 2020, the Hilltop Broker-Dealers held cash of $207.3 million and $290.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2021 or December 31, 2020.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of June 30, 2021, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

18. Stockholders’ Equity

Dividends

During the six months ended June 30, 2021 and 2020, the Company declared and paid cash dividends of $0.24 and $0.18 per common share, or an aggregate of $19.8 million and $16.3 million, respectively.

On July 22, 2021, Hilltop’s board of directors declared a quarterly cash dividend of $0.12 per common share, payable on August 31, 2021, to all common stockholders of record as of the close of business on August 13, 2021.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Stock Repurchases

In January 2021, the Hilltop board of directors authorized a new stock repurchase program through January 2022, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock. In July 2021, the Hilltop board of directors authorized, subject to regulatory review, an increase to the aggregate amount of common stock the Company may repurchase under this program to $150.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During the six months ended June 30, 2021, the Company paid $49.5 million to repurchase an aggregate of 1,390,721 shares of common stock at an average price of $35.55 per share. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 25 to the consolidated financial statements included in the Company’s 2020 Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$4,033	$47,267	$(225)	$67,143
Hilltop Broker-Dealers	6,923	20,149	(15,272)	12,008
Bank	8	(0)	19	(135)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Derivative positions are presented in the following table (in thousands).

	June 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$2,181,773	$52,234	$2,470,013	$76,048
Commitments to purchase MBSs	1,829,929	1,077	2,478,041	22,311
Commitments to sell MBSs	5,455,909	(6,422)	6,141,079	(40,621)
Interest rate swaps	36,975	(1,524)	43,786	(2,196)
U.S. Treasury bond futures and options (1)	196,700	—	225,400	—
Eurodollar and other futures (1)	1,086,743	—	—	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$135,000	$(1,192)	$105,000	$(3,112)
Interest rate swaps designated as fair value hedges (2)	128,289	2,025	60,618	(130)
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.
(2)	The Company designated $128.3 million and $60.6 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $126.3 million and $60.7 million as of June 30, 2021 and December 31, 2020, respectively), of which, a subset of these hedges are in last-of-layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $2.0 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively.

The decrease in the estimated fair value of the IRLCs at June 30, 2021, compared to December 31, 2020, was driven by a decrease in the total volume of IRLCs in addition to a decrease in the average value of individual IRLCs. The decrease in the average value of individual IRLCs was due to an increase in mortgage interest rates throughout the six months ended June 30, 2021.

PrimeLending held cash collateral advances totaling $4.2 million to offset net asset derivative positions on its commitments to sell MBSs at June 30, 2021. This amount is included in other liabilities within the consolidated balance sheets. PrimeLending had advanced cash collateral totaling $26.1 million to offset net liability positions on its commitments to sell MBSs at December 31, 2020. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $3.5 million and $2.7 million on various derivative instruments at June 30, 2021 and December 31, 2020, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2021
Securities borrowed:
Institutional counterparties	$1,336,847	$—	$1,336,847	$(1,280,150)	$—	$56,697

Reverse repurchase agreements:
Institutional counterparties	202,638	—	202,638	(202,124)	—	514

Forward MBS derivatives:
Institutional counterparties	1,801	—	1,801	(1,801)	—	—
	$1,541,286	$—	$1,541,286	$(1,484,075)	$—	$57,211
December 31, 2020
Securities borrowed:
Institutional counterparties	$1,338,855	$—	$1,338,855	$(1,273,955)	$—	$64,900

Reverse repurchase agreements:
Institutional counterparties	80,319	—	80,319	(79,925)	—	394

Forward MBS derivatives:
Institutional counterparties	22,311	—	22,311	(22,311)	—	—
	$1,441,485	$—	$1,441,485	$(1,376,191)	$—	$65,294

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2021
Securities loaned:
Institutional counterparties	$1,260,158	$—	$1,260,158	$(1,204,014)	$—	$56,144

Interest rate swaps:
Institutional counterparties	1,524	—	1,524	(1,471)	—	53

Repurchase agreements:
Institutional counterparties	178,034	—	178,034	(178,034)	—	—

Forward MBS derivatives:
Institutional counterparties	9,293	(2,147)	7,146	(2,783)	—	4,363
	$1,449,009	$(2,147)	$1,446,862	$(1,386,302)	$—	$60,560
December 31, 2020
Securities loaned:
Institutional counterparties	$1,245,066	$—	$1,245,066	$(1,179,090)	$—	$65,976

Interest rate swaps:
Institutional counterparties	2,196	—	2,196	(2,123)	—	73

Repurchase agreements:
Institutional counterparties	237,856	—	237,856	(237,856)	—	—

Forward MBS derivatives:
Institutional counterparties	40,741	(120)	40,621	(12,670)	—	27,951
	$1,525,859	$(120)	$1,525,739	$(1,431,739)	$—	$94,000

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2021 and December 31, 2020.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2021	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$73,365	$—	$104,669	$—	$178,034

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,260,045	—	—	—	1,260,045
Total	$1,333,523	$—	$104,669	$—	$1,438,192

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,438,192
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2020	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$110,831	$—	$127,025	$—	$237,856

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,244,953	—	—	—	1,244,953
Total	$1,355,897	$—	$127,025	$—	$1,482,922

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,482,922
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2021	2020
Receivables:
Securities borrowed	$1,336,847	$1,338,855
Securities failed to deliver	58,909	58,244
Other	7,691	7,628
	$1,403,447	$1,404,727
Payables:
Securities loaned	$1,260,158	$1,245,066
Correspondents	33,475	33,547
Securities failed to receive	93,996	61,589
Trades in process of settlement	44,685	21,765
Other	7,306	6,406
	$1,439,620	$1,368,373

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

As discussed in Note 3 to the consolidated financial statements, during the first quarter of 2020, management had determined that the insurance segment met the criteria to be presented as discontinued operations. On June 30, 2020, Hilltop completed the sale of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results for the three and six months ended June 30, 2020 have been presented as discontinued operations in the consolidated financial statements. Loss from discontinued operations before taxes was $1.9 million during the three months ended June 30, 2020, while income from discontinued operations before taxes during the six months ended June 30, 2020 was $2.1 million.

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

			Mortgage		All Other and	Continuing
Three Months Ended June 30, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$105,468	$10,682	$(5,953)	$(4,687)	$2,406	$107,916
Provision for (reversal of) credit losses	(28,775)	55	—	—	—	(28,720)
Noninterest income	10,242	83,463	241,965	6,877	(2,648)	339,899
Noninterest expense	57,514	87,234	186,963	12,072	(415)	343,368
Income (loss) from continuing operations before taxes	$86,971	$6,856	$49,049	$(9,882)	$173	$133,167

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage		All Other and	Continuing
Six Months Ended June 30, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$209,352	$21,196	$(13,051)	$(9,379)	$5,480	$213,598
Provision for (reversal of) credit losses	(33,950)	121	—	—	—	(33,829)
Noninterest income	21,566	182,086	552,409	7,383	(5,960)	757,484
Noninterest expense	113,302	178,638	397,297	21,660	(867)	710,030
Income (loss) from continuing operations before taxes	$151,566	$24,523	$142,061	$(23,656)	$387	$294,881

			Mortgage		All Other and	Continuing
Three Months Ended June 30, 2020	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$94,102	$9,663	$(1,667)	$(3,232)	$5,692	$104,558
Provision for credit losses	65,600	426	—	—	—	66,026
Noninterest income	10,656	122,961	340,487	550	(6,529)	468,125
Noninterest expense	56,622	104,411	200,493	8,888	(205)	370,209
Income (loss) from continuing operations before taxes	$(17,464)	$27,787	$138,327	$(11,570)	$(632)	$136,448

			Mortgage		All Other and	Continuing
Six Months Ended June 30, 2020	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$188,025	$22,836	$(1,299)	$(4,888)	$10,220	$214,894
Provision for credit losses	99,875	700	—	—	—	100,575
Noninterest income	19,427	209,170	519,455	2,838	(11,052)	739,838
Noninterest expense	113,589	185,350	340,045	13,741	(615)	652,110
Income (loss) from continuing operations before taxes	$(6,012)	$45,956	$178,111	$(15,791)	$(217)	$202,047

			Mortgage		All Other and	Continuing
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
June 30, 2021
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,886,095	$3,447,065	$3,250,216	$2,974,676	$(5,893,518)	$17,664,534

December 31, 2020
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,338,930	$3,196,346	$3,285,005	$2,823,374	$(5,699,391)	$16,944,264

23. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Income from continuing operations	$99,060	$97,701	$219,404	$144,186
Income from discontinued operations	—	30,775	—	33,926
Income attributable to Hilltop	$99,060	$128,476	$219,404	$178,112

Weighted average shares outstanding - basic	81,663	90,164	81,914	90,337

Basic earnings per common share:
Income from continuing operations	$1.21	$1.08	$2.68	$1.60
Income from discontinued operations	—	0.34	—	0.37
	$1.21	$1.42	$2.68	$1.97
Diluted earnings per share:
Income from continuing operations	$99,060	$97,701	$219,404	$144,186
Income from discontinued operations	—	30,775	—	33,926
Income attributable to Hilltop	$99,060	$128,476	$219,404	$178,112

Weighted average shares outstanding - basic	81,663	90,164	81,914	90,337
Effect of potentially dilutive securities	536	—	493	—
Weighted average shares outstanding - diluted	82,199	90,164	82,407	90,337

Diluted earnings per common share:
Income from continuing operations	$1.21	$1.08	$2.66	$1.60
Income from discontinued operations	—	0.34	—	0.37
	$1.21	$1.42	$2.66	$1.97

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, such as the current global outbreak of a novel strain of coronavirus (“COVID-19”), information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, expected future benchmark rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents, the redemption of junior subordinated debentures and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have had, and may continue to have an adverse impact on the global economy and our business operations and performance;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;

●	risks associated with concentration in real estate related loans;
●	changes in the interest rate environment and transitions away from London Interbank Offered Rate (“LIBOR”);
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	cost and availability of capital;
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

During the first quarter of 2020, management determined that the then-pending sale of NLC met the criteria to be presented as discontinued operations. As a result, NLC’s results for the three and six months ended June 30, 2020 have been presented as discontinued operations in the consolidated financial statements. On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our former insurance segment, for cash proceeds of $154.1 million. During 2020, Hilltop recognized an aggregate gain associated with this transaction of $36.8 million, net of $5.1 million in transaction costs and was subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also entered into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Unless otherwise noted, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “consolidated” refers to our consolidated financial position and consolidated results of operations, including discontinued operations and assets and liabilities of the discontinued operations.

During the three and six months ended June 30, 2021, income applicable to common stockholders was $99.1 million, or $1.21 per diluted share, and $219.4 million, or $2.66 per diluted share, respectively. We declared total common dividends of $0.12 and $0.24 per share during the three and six months ended June 30, 2021, respectively, resulting in a dividend payout ratio of 9.92% and 8.99%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share, including discontinued operations. We also paid an aggregate of $49.5 million to repurchase shares of our common stock during the six months ended June 30, 2021.

We reported $133.2 million and $294.9 million of income from continuing operations before income taxes during the three and six months ended June 30, 2021, including the following contributions from our reportable business segments.

●	The banking segment contributed $87.0 million and $151.6 million of income before income taxes during the three and six months ended June 30, 2021;
●	The broker-dealer segment contributed $6.9 million and $24.5 million of income before income taxes during the three and six months ended June 30, 2021; and
●	The mortgage origination segment contributed $49.0 million and $142.1 million of income before income taxes during the three and six months ended June 30, 2021.

At June 30, 2021, on a consolidated basis, we had total assets of $17.7 billion, total deposits of $11.7 billion, total loans, including loans held for sale, of $10.4 billion and stockholders’ equity of $2.5 billion.

Recent Developments

COVID-19

The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020. While the impact of the pandemic and the uncertainties have remained into 2021, significant progress associated with COVID-19 vaccination levels in the United States has resulted in easing of restrictive measures in the United States. Further, the U.S. federal government has continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the most recent stimulus expected to bolster household finances as well as those of small businesses, states and municipalities. Throughout the pandemic, we have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, banking by appointment, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. Since the start of the pandemic, most of our employees have been working remotely, with only certain operationally critical employees working on site at our principal business headquarters and business segment locations. We began the process of returning a majority of our employees to their respective office locations beginning in the second quarter of 2021 based initially on a rotational team schedule to better ensure that appropriate social distancing measures are followed, and are generally targeting a return to pre-pandemic work arrangements with available hybrid options for designated roles. We will continue to monitor and assess the impact of the COVID-19 pandemic on a regular basis to ensure that we adhere to guidelines and orders issued by federal, state and local governments.

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K, in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, we took a number of precautionary actions beginning in March 2020 to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

As a result of the short-term rate adjustments by the Federal Open Markets Committee (“FOMC”) and the stressed economic outlook during March 2020, mortgage rates fell to historically low levels. Given our exposure to the mortgage market, this precipitous decline in rates resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To improve our already strong liquidity position, we raised brokered and other wholesale funding to support the enhanced mortgage activity. To meet increased liquidity demands, we raised brokered deposits during 2020 that have a remaining balance of approximately $268 million at June 30, 2021, down from approximately $731 million at December 31, 2020. Further, beginning in March 2020, additional deposits were swept from Hilltop Securities into the Bank. Since June 30, 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced, and was approximately $700 million as of June 30, 2021.

Asset Valuation

At each reporting date between annual impairment tests, we consider potential indicators of impairment. Given the current economic uncertainties surrounding COVID-19, we considered whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit and other intangible assets were less than their respective carrying value. Impairment indicators considered comprised the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events.

Given the potential impacts as a result of economic uncertainties associated with the pandemic, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances, we do not anticipate significant changes in methodology used to determine the fair value of our goodwill, intangible assets and other long-lived assets. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment in the future.

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

During 2021, the Bank has continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $14 million of new COVID-19 related loan modifications during the six months ended June 30, 2021. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $76 million as of June 30, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank remains uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

While all industries have experienced varying levels of adverse impacts due to the COVID-19 pandemic, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings, continue to have an increased level of risk. The following table provides information on those loans held for investment balances, by portfolio industry sector, including collectively evaluated allowance for credit losses, that include active COVID-19 payment deferrals (dollars in thousands).

							Allowance for	Allowance for
		Active					Credit Losses	Credit Losses
	Active	90 Day			Classified	Allowance	as a % of	as a % of
	90 Day	Interest and	Total		and	for	Total	Classified
	Principal	Principal	Active Modifications		Criticized	Credit	Active	and Criticized
June 30, 2021	Deferrals	Deferrals	($)	(#)	Loans	Losses	Modifications	Loans
Hotel	$57,355	$—	$57,355	6	$37,148	$11,732	20.5%	31.6%
Restaurants	—	—	—	—	—	—	—%	—%
Transportation & Warehousing	7,681	—	7,681	11	7,681	843	11.0%	11.0%
1-4 Family Residential	—	8,731	8,731	91	7,589	143	1.6%	1.9%
Retail	—	—	—	—	—	—	—%	—%
Real Estate & Rental & Leasing	888	—	888	1	888	61	6.9%	6.9%
Healthcare and Social Assistance	—	1,605	1,605	1	—	11	0.7%	—%
All Other	—	—	—	—	—	—	—%	—%
	$65,924	$10,336	$76,260	110	$53,306	$12,790	16.8%	24.0%

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices have increased since historical lows observed in 2020, but uncertainty remains as economies continue to recover from the COVID-19 pandemic, vaccination programs evolve, and future supply and demand for oil are influenced by a return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At June 30, 2021, the Bank’s energy loan exposure was approximately $78 million of loans held for investment with unfunded commitment balances of approximately $42 million. The allowance for credit losses on the Bank’s energy portfolio was $2.0 million, or 2.5% of loans held for investment at June 30, 2021.

As noted above, the Bank’s actions during the second quarter of 2020 also included supporting our impacted banking clients through the initial PPP effort. These efforts included approval and funding of over 2,800 PPP loans, with approximately $54 million remaining outstanding at June 30, 2021. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving the Bank’s PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. Through July 16, 2021, the SBA had approved approximately 2,600 initial round PPP forgiveness applications totaling approximately $643 million, with PPP loans of approximately $9 million pending SBA review and approval.

Given the updates from the SBA regarding the second round of the PPP effort, the Bank accepted new applications from impacted banking clients beginning in January 2021 through May 2021. While the majority of these applications are second draw loans, the Bank has received some first draw loan requests. These efforts have included approval and funding of over 1,300 second round PPP loans, with approximately $207 million outstanding at June 30, 2021. In addition, the Bank recently began submissions of PPP forgiveness applications associated with the second round PPP effort.

Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses given the economic uncertainties associated with COVID-19.

Outlook for 2021

The COVID-19 pandemic has adversely impacted financial markets and overall economic conditions, and is expected to continue to have implications on our business and operations. The extent of the impact of the pandemic on our operational and financial performance for the remainder of 2021 is currently uncertain and will depend on certain developments outside of our control, including, among others, the ongoing distribution and effectiveness of vaccines, government stimulus, the ultimate impact of the pandemic on our customers and clients, and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic.

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

Factors Affecting Comparability of Results of Operations

NLC Sale

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our insurance segment. Accordingly, NLC’s results for the three and six months ended June 30, 2020 have been presented as discontinued operations in the consolidated financial statements.

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

Technology Enhancements and Corporate Initiatives

In furtherance of our goal of building a premier, diversified financial services company, we regularly evaluate strategic opportunities to invest in our business and technology platforms. Such investments are intended to support long-term technological competitiveness and improve operational efficiencies throughout our organization. During 2018, we began the significant investment in new technological solutions, substantial core system upgrades and other technology enhancements. Such significant investments specifically include single enterprise-wide general ledger and procurement solutions, a mortgage loan origination system and a core system replacement within our broker-dealer segment (collectively referred to as “Core System Improvements”). In combination with these technology enhancements, we are continuing our efforts to consolidate common back office functions. Costs incurred related to these Core System Improvements and the consolidation of common back office functions represented a significant portion of our noninterest expenses throughout 2020. We believe that such non-recurring costs will decline by the end of 2021. We have made such investments with the expectation that they will result in cost savings over the long term. Beginning in the second quarter of 2019, the mortgage origination segment began the implementation of a new mortgage loan origination system. The transition from the previous mortgage loan origination system was completed during the fourth quarter of 2020. During the second quarter of 2020, we implemented the core system replacement within our broker-dealer segment. This was a highly complex endeavor and the broker-dealer segment continues to work with the technology vendors, clients and internal stakeholders. Additionally, through the third quarter of 2020, we made significant progress in our transition to a single, enterprise-wide general ledger solution by replacing legacy ledgers at our banking and mortgage origination segments, as well as corporate, and, in April 2021, we replaced our only remaining legacy ledger and transitioned our broker-dealer segment to the enterprise-wide general ledger solution.

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

Certain loans we originated bear interest at a floating rate based on LIBOR. We also pay interest on certain borrowings, are counterparty to derivative agreements, and have existing contracts with payment calculations that use LIBOR as the reference rate. The cessation of publication of LIBOR will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts.

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

We have completed our targeted assessment of exposures across the organization associated with the migration away from LIBOR and have transitioned to the impact assessment and implementation stages. In light of the above described recent changes to the LIBOR phase out dates being pushed out to 2023, we have begun taking necessary actions, including negotiating certain of our agreements based on alternative benchmark rates that have been established. Since the third quarter of 2020, PrimeLending has been originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise, or GSE, guidelines. In addition, the Bank’s management team continues to work with its commercial relationships that have LIBOR-based contracts maturing after 2021 to amend terms and establish an alternative benchmark rate. We also continue to evaluate the impacts of the LIBOR phase-out and transition requirements as it pertains to contracts, models and systems. To date, an immaterial amount of expenses have been incurred as a result of our efforts; however, in the future we may incur additional expenses as we finalize the transition of our systems and processes away from LIBOR.

Brokered Deposits

In December 2020, the Federal Deposit Insurance Corporation (“FDIC”) finalized revisions to its rules and prior guidance regarding brokered deposits (the “Revisions”). The Revisions are intended to modernize the FDIC's framework for regulating brokered deposits and ensure that the classification of a deposit as brokered appropriately reflects changes in the banking landscape. In addition, the Revisions are intended to modify the interest rate restrictions applicable to certain depository institutions and clarify the application of the brokered deposit requirements to non-maturity deposits. The Revisions became effective on April 1, 2021, but full compliance is not required during a transitionary period ending January 1, 2022. We have evaluated the Revisions, and are currently working with the FDIC to finalize core deposit treatment of our current brokered deposit and funds sweep relationships between our banking and broker-dealer segments.

Segment Information

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the insurance segment. Accordingly, insurance segment results for the three and six months ended June 30, 2020 have been presented as discontinued operations in the consolidated financial statements and we no longer have an insurance segment. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

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

	Three Months Ended June 30,		Variance 2021 vs 2020		Six Months Ended June 30,		Variance 2021 vs 2020
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net interest income (expense):
Banking	$105,468	$94,102	$11,366	12	$209,352	$188,025	$21,327	11
Broker-Dealer	10,682	9,663	1,019	11	21,196	22,836	(1,640)	(7)
Mortgage Origination	(5,953)	(1,667)	(4,286)	(257)	(13,051)	(1,299)	(11,752)	NM
Corporate	(4,687)	(3,232)	(1,455)	(45)	(9,379)	(4,888)	(4,491)	(92)
All Other and Eliminations	2,406	5,692	(3,286)	(58)	5,480	10,220	(4,740)	(46)
Hilltop Continuing Operations	$107,916	$104,558	$3,358	3	$213,598	$214,894	$(1,296)	(1)

Provision for (reversal of) credit losses:
Banking	$(28,775)	$65,600	$(94,375)	(144)	$(33,950)	$99,875	$(133,825)	(134)
Broker-Dealer	55	426	(371)	(87)	121	700	(579)	(83)
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Continuing Operations	$(28,720)	$66,026	$(94,746)	(143)	$(33,829)	$100,575	$(134,404)	(134)

Noninterest income:
Banking	$10,242	$10,656	$(414)	(4)	$21,566	$19,427	$2,139	11
Broker-Dealer	83,463	122,961	(39,498)	(32)	182,086	209,170	(27,084)	(13)
Mortgage Origination	241,965	340,487	(98,522)	(29)	552,409	519,455	32,954	6
Corporate	6,877	550	6,327	NM	7,383	2,838	4,545	160
All Other and Eliminations	(2,648)	(6,529)	3,881	59	(5,960)	(11,052)	5,092	46
Hilltop Continuing Operations	$339,899	$468,125	$(128,226)	(27)	$757,484	$739,838	$17,646	2

Noninterest expense:
Banking	$57,514	$56,622	$892	2	$113,302	$113,589	$(287)	(0)
Broker-Dealer	87,234	104,411	(17,177)	(16)	178,638	185,350	(6,712)	(4)
Mortgage Origination	186,963	200,493	(13,530)	(7)	397,297	340,045	57,252	17
Corporate	12,072	8,888	3,184	36	21,660	13,741	7,919	58
All Other and Eliminations	(415)	(205)	(210)	(102)	(867)	(615)	(252)	(41)
Hilltop Continuing Operations	$343,368	$370,209	$(26,841)	(7)	$710,030	$652,110	$57,920	9

Income (loss) from continuing operations before taxes:
Banking	$86,971	$(17,464)	$104,435	NM	$151,566	$(6,012)	$157,578	NM
Broker-Dealer	6,856	27,787	(20,931)	(75)	24,523	45,956	(21,433)	(47)
Mortgage Origination	49,049	138,327	(89,278)	(65)	142,061	178,111	(36,050)	(20)
Corporate	(9,882)	(11,570)	1,688	15	(23,656)	(15,791)	(7,865)	(50)
All Other and Eliminations	173	(632)	805	127	387	(217)	604	278
Hilltop Continuing Operations	$133,167	$136,448	$(3,281)	(2)	$294,881	$202,047	$92,834	46
NM	Not meaningful.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income from continuing operations decreased during the six months ended June 30, 2021, compared with the same period in 2020, primarily due to decreases within our mortgage origination segment and corporate, partially offset by an increase within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services. We generated $136.6 million and $126.6 million in securities commissions and fees and investment and securities advisory fees and commissions, and $39.7 million and $74.6 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the six months ended June 30, 2021 and 2020, respectively.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2021 and 2020, we generated $552.0 million and $519.7 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced an increase in noninterest income from continuing operations during the six months ended June 30, 2021, compared to the same period in 2020, noted in the segment results table previously presented, primarily due to an increase of $32.3 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment, partially offset by a decrease in our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during the three months ended June 30, 2021 was $99.1 million, or $1.21 per diluted share, compared with $97.7 million, or $1.08 per diluted share, during the three months ended June 30, 2020. Income from continuing operations applicable to common stockholders during the six months ended June 30, 2021 was $219.4 million, or $2.66 per diluted share, compared with $144.2 million, or $1.60 per diluted share, during the six months ended June 30, 2020. Hilltop’s financial results from continuing operations for the three months ended June 30, 2021, compared with the same period in 2020, reflect the significant improvement in the macroeconomic outlook and resulting impact on loan expected loss rates within the banking segment, as well as a decrease in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income. The improvement in results from continuing operations for the six months ended June 30, 2021, compared with the same period in 2020, was primary due to the positive changes in macroeconomic and loan expected loss rates within the banking segment noted above, as well as an increase in mortgage origination segment net gains from sales of loans and other mortgage production income.

Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $128.5 million, or $1.42 per diluted share, and $178.1 million, or $1.97 per diluted share, during the three and six months ended June 30, 2020, respectively.

Certain items included in net income for the three and six months ended June 30, 2021 and 2020 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended June 30, 2021 and 2020 included net accretion on earning assets and liabilities of $6.2 million and $3.2 million, respectively, and amortization of identifiable intangibles of $1.3 million and $1.5 million, respectively, related to the Bank Transactions. During the six months ended June 30, 2021 and 2020, income before income taxes included net accretion on earning assets and liabilities of $11.0 million and $9.9 million, respectively, and amortization of identifiable intangibles of $2.7 million and $3.3 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average stockholders' equity (1)	16.42%	23.32%	18.47%	16.52%
Return on average assets (2)	2.29%	3.30%	2.59%	2.44%
Net interest margin (3) (4)	2.62%	2.80%	2.66%	3.08%
Leverage ratio (5) (end of period)			12.87%	12.60%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			20.22%	18.46%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 17 basis points and 22 basis points during the three months ended June 30, 2021 and 2020, respectively, and 18 basis points and 30 basis points during the six months ended June 30, 2021 and 2020, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended June 30, 2021 and 2020, purchase accounting contributed 16 and 10 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.63% and 2.81%, respectively. During the six months ended June 30, 2021 and 2020, purchase accounting contributed 15 and 16 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.66% and 3.09%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $6.0 million and $3.2 million during the three months ended June 30, 2021 and 2020, respectively, associated with the Bank Transactions. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $10.9 million and $9.9 million during the six months ended June 30, 2021 and 2020, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,450,897	$17,128	2.80%	$2,308,368	$20,036	3.47%
Loans held for investment, gross (1)	7,725,906	87,034	4.48%	7,744,395	87,823	4.50%
Investment securities - taxable	2,443,486	11,106	1.82%	1,681,336	12,489	2.97%
Investment securities - non-taxable (2)	320,685	2,731	3.41%	215,645	1,822	3.38%
Federal funds sold and securities purchased under agreements to resell	159,400	—	0.00%	61,956	(7)	(0.04)%
Interest-bearing deposits in other financial institutions	1,861,861	628	0.14%	1,569,277	541	0.14%
Securities borrowed	1,490,097	15,586	4.14%	1,375,849	12,883	3.70%
Other	49,579	994	8.04%	59,917	439	2.95%
Interest-earning assets, gross (2)	16,501,911	135,207	3.26%	15,016,743	136,026	3.60%
Allowance for credit losses	(144,105)			(102,216)
Interest-earning assets, net	16,357,806			14,914,527
Noninterest-earning assets	1,475,422			1,603,791
Total assets	$17,833,228			$16,518,318

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,740,066	$6,176	0.32%	$7,925,031	$11,946	0.61%
Securities loaned	1,411,961	12,345	3.51%	1,280,958	10,797	3.39%
Notes payable and other borrowings	1,271,609	8,381	2.64%	1,110,516	7,998	2.88%
Total interest-bearing liabilities	10,423,636	26,902	1.03%	10,316,505	30,741	1.20%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,090,425			3,303,165
Other liabilities	872,916			658,416
Total liabilities	15,386,977			14,278,086
Stockholders’ equity	2,420,436			2,215,538
Noncontrolling interest	25,815			24,694
Total liabilities and stockholders' equity	$17,833,228			$16,518,318

Net interest income (2)		$108,305			$105,285
Net interest spread (2)			2.23%			2.40%
Net interest margin (2)			2.63%			2.81%

	Six Months Ended June 30,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,511,653	$33,361	2.66%	$1,962,872	$35,667	3.63%
Loans held for investment, gross (1)	7,686,116	175,078	4.55%	7,504,472	183,361	4.85%
Investment securities - taxable	2,356,083	21,338	1.81%	1,740,116	29,095	3.34%
Investment securities - non-taxable (2)	302,444	4,998	3.31%	212,254	3,724	3.51%
Federal funds sold and securities purchased under agreements to resell	126,644	—	—%	61,449	128	0.42%
Interest-bearing deposits in other financial institutions	1,714,688	1,210	0.14%	1,015,526	2,053	0.41%
Securities borrowed	1,471,504	44,558	6.02%	1,472,293	26,210	3.52%
Other	49,746	1,756	7.11%	69,257	1,951	5.66%
Interest-earning assets, gross (2)	16,218,878	282,299	3.47%	14,038,239	282,189	4.00%
Allowance for credit losses	(146,737)			(88,323)
Interest-earning assets, net	16,072,141			13,949,916
Noninterest-earning assets	1,517,000			1,618,589
Total assets	$17,589,141			$15,568,505

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,683,634	$13,917	0.37%	$7,094,929	$27,071	0.77%
Securities loaned	1,384,108	37,831	5.51%	1,377,973	22,073	3.22%
Notes payable and other borrowings	1,201,230	16,394	2.73%	1,239,277	16,542	2.67%
Total interest-bearing liabilities	10,268,972	68,142	1.34%	9,712,179	65,686	1.36%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,911,205			3,017,070
Other liabilities	986,810			646,069
Total liabilities	15,166,987			13,375,318
Stockholders’ equity	2,395,994			2,168,707
Noncontrolling interest	26,160			24,480
Total liabilities and stockholders' equity	$17,589,141			$15,568,505

Net interest income (2)		$214,157			$216,503
Net interest spread (2)			2.13%			2.64%
Net interest margin (2)			2.66%			3.09%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries (operating segments) by the banking segment, are eliminated from the consolidated financial statements. Our consolidated net interest margins for the three and six months ended June 30, 2021 and 2020 were also negatively impacted by certain actions taken by management during 2020 to strengthen our available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy.

On a consolidated basis, the changes in net interest income during the three and six months ended June 30, 2021, compared with the same periods in 2020, were primarily due to the effects of decreased net yields on mortgage loans held for sale, interest incurred beginning in May 2020 related to the Subordinated Notes at corporate, and the decrease in market interest rates on deposits within the banking segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three and six months ended June 30, 2021, the reversal of credit losses was primarily impacted by the banking segment’s reduction in reserves associated with collectively evaluated loans within the portfolio attributable to improvements in macroeconomic forecast assumptions and positive risk rating grade migration, including a high concentration of credits within the restaurant and commercial real estate industry sectors. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income from continuing operations decreased during the three months ended June 30, 2021, compared with the same period in 2020, primarily due to decreases in total mortgage loan sales volume and changes in net fair value and related derivative activity within our mortgage origination segment, as well as decreases in structured finance net revenues within our broker-dealer segment. Noninterest income from continuing operations increased slightly during the six months ended June 30, 2021, compared with the same period in 2020, primarily due to increases in total mortgage loan sales volume offset by changes in net fair value and related derivative activity.

Noninterest expense from continuing operations decreased during the three months ended June 30, 2021, compared with the same period in 2020, primarily due to decreases in variable compensation within our mortgage origination and broker-dealer segments. Noninterest expense from continuing operations increased during the six months ended June 30, 2021, compared with the same period in 2020, primarily due to increases in both variable and non-variable compensation within our mortgage origination segment associated with the increased mortgage loan originations.

Effective income tax rates from continuing operations during the three months ended June 30, 2021 and 2020 were 23.5% and 23.3%, respectively, and for the six months ended June 30, 2021 and 2020, were 23.4% and 23.2%, respectively, and approximated the applicable statutory rates for such periods.

Segment Results from Continuing Operations

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net interest income	$105,468	$94,102	$11,366	$209,352	$188,025	$21,327
Provision for (reversal of) credit losses	(28,775)	65,600	(94,375)	(33,950)	99,875	(133,825)
Noninterest income	10,242	10,656	(414)	21,566	19,427	2,139
Noninterest expense	57,514	56,622	892	113,302	113,589	(287)
Income (loss) before income taxes	$86,971	$(17,464)	$104,435	$151,566	$(6,012)	$157,578

The increases in income before income taxes during the three and six months ended June 30, 2021, compared with the same periods in 2020, were primarily due to the combined impact of reversals of credit losses during the first and second quarters of 2021, which reflected improvement in both realized economic results and the macroeconomic outlook, as opposed to significant increases in the provision for credit losses during the first and second quarters of 2020 associated with the adoption of the “current expected credit losses” (CECL) model and the significant market disruption caused by COVID-19. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Efficiency ratio (1)	49.71%	54.05%	49.07%	54.75%
Return on average assets (2)	1.91%	(0.42)%	1.70%	(0.08)%
Net interest margin (3)	3.19%	3.11%	3.25%	3.42%
Net charge-offs to average loans outstanding (4)	0.03%	0.90%	0.00%	0.51%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net charge-offs to average loans outstanding is defined as the greater of charge-offs during the reported period minus recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended June 30, 2021 and 2020, purchase accounting contributed 20 and 12 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.20% and 3.12%, respectively. During the six months ended June 30, 2021 and 2020, purchase accounting contributed 18 and 20 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.25% and 3.43%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,158,625	$82,987	4.61%	$7,295,513	$83,408	4.54%
Subsidiary warehouse lines of credit	2,349,513	22,292	3.75%	2,109,947	19,898	3.73%
Investment securities - taxable	1,961,289	7,244	1.48%	1,243,917	6,677	2.15%
Investment securities - non-taxable (2)	116,391	1,001	3.44%	114,272	977	3.42%
Federal funds sold and securities purchased under agreements to resell	413	—	0.14%	401	—	0.03%
Interest-bearing deposits in other financial institutions	1,617,437	406	0.10%	1,335,238	339	0.10%
Other	36,912	155	1.68%	40,559	(300)	(2.96)%
Interest-earning assets, gross (2)	13,240,580	114,085	3.42%	12,139,847	110,999	3.63%
Allowance for credit losses	(143,857)			(101,821)
Interest-earning assets, net	13,096,723			12,038,026
Noninterest-earning assets	968,430			992,270
Total assets	$14,065,153			$13,030,296

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,589,397	$8,014	0.42%	$7,801,882	$16,142	0.83%
Notes payable and other borrowings	130,157	397	1.22%	173,888	558	1.28%
Total interest-bearing liabilities	7,719,554	8,411	0.44%	7,975,770	16,700	0.84%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,525,940			3,330,573
Other liabilities	138,282			124,761
Total liabilities	12,383,776			11,431,104
Stockholders’ equity	1,681,377			1,599,192
Total liabilities and stockholders’ equity	$14,065,153			$13,030,296

Net interest income (2)		$105,674			$94,299
Net interest spread (2)			2.98%			2.79%
Net interest margin (2)			3.20%			3.12%

	Six Months Ended June 30,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,171,946	$167,506	4.66%	$7,016,800	$173,337	4.90%
Subsidiary warehouse lines of credit	2,344,094	44,202	3.75%	1,788,722	34,333	3.80%
Investment securities - taxable	1,874,582	13,517	1.44%	1,228,847	14,079	2.29%
Investment securities - non-taxable (2)	115,734	1,986	3.43%	110,676	1,877	3.39%
Federal funds sold and securities purchased under agreements to resell	399	—	0.07%	480	1	0.22%
Interest-bearing deposits in other financial institutions	1,452,810	727	0.10%	815,465	1,246	0.31%
Other	36,861	229	1.24%	49,308	251	1.02%
Interest-earning assets, gross (2)	12,996,426	228,167	3.50%	11,010,298	225,124	4.06%
Allowance for credit losses	(146,455)			(88,083)
Interest-earning assets, net	12,849,971			10,922,215
Noninterest-earning assets	982,294			956,029
Total assets	$13,832,265			$11,878,244

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,550,463	$17,595	0.47%	$6,912,743	$34,901	1.02%
Notes payable and other borrowings	139,598	800	1.15%	248,722	1,823	1.46%
Total interest-bearing liabilities	7,690,061	18,395	0.48%	7,161,465	36,724	1.03%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,302,949			3,035,303
Other liabilities	163,294			112,025
Total liabilities	12,156,304			10,308,793
Stockholders’ equity	1,675,961			1,569,451
Total liabilities and stockholders’ equity	$13,832,265			$11,878,244

Net interest income (2)		$209,772			$188,400
Net interest spread (2)			3.02%			3.03%
Net interest margin (2)			3.25%			3.43%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million for both the three months ended June 30, 2021 and 2020, respectively, and $0.4 million for both the six months ended June 30, 2021 and 2020, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries, which are eliminated from the consolidated financial statements. The banking segment’s net interest margin for the three and six months ended June 30, 2021 and 2020 were negatively impacted by certain actions taken by management during 2020 to strengthen the Bank’s available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits, were taken out of an abundance of caution in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$(1,549)	$1,128	$(421)	$3,770	$(9,601)	$(5,831)
Subsidiary warehouse lines of credit	2,228	166	2,394	10,465	(596)	9,869
Investment securities - taxable	3,845	(3,278)	567	7,333	(7,895)	(562)
Investment securities - non-taxable (2)	18	6	24	85	24	109
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	(1)	(1)
Interest-bearing deposits in other financial institutions	70	(3)	67	980	(1,499)	(519)
Other	27	428	455	(63)	41	(22)
Total interest income (2)	4,639	(1,553)	3,086	22,570	(19,527)	3,043

Interest expense
Deposits	$(440)	$(7,688)	$(8,128)	$3,226	$(20,532)	$(17,306)
Notes payable and other borrowings	(140)	(21)	(161)	(790)	(233)	(1,023)
Total interest expense	(580)	(7,709)	(8,289)	2,436	(20,765)	(18,329)

Net interest income (2)	$5,219	$6,156	$11,375	$20,134	$1,238	$21,372
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income during the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily as a result of lower loan yields due to decreased market rates and lower reinvestment yields on the securities portfolio, partially offset by increases in PPP loan-related fee income of $4.6 million and $12.1 million and accretion of discount on loans of $2.8 million and $1.0 million, respectively. While accretion of discount on loans increased between periods, it is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets, primarily due to the increases in mortgage warehouse lending volume and investment securities portfolio, increased taxable equivalent net interest income during the three and six months ended June 30, 2021, compared with the same periods in 2020. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during the three and six months ended June 30, 2021, compared with the same periods in 2020, due to decreases in market interest rates. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in net interest income during a period of changing rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

In response to the COVID-19 pandemic, the Bank implemented several actions to better support our impacted banking clients. Such programs include loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The adverse economic conditions caused by the COVID-19 pandemic negatively impacted the banking segment’s business and results of operations, including significantly reduced demand for loan products and services from customers, recognition of credit losses and increases in allowance for credit losses. In the event future operating performance is below our projections, there are negative changes to the projected provision for credit losses on loans, or long-term loan and deposit growth rates or discount rates increase, the estimated fair value of the banking reporting unit may decline below carrying value, and we may be required to record a goodwill impairment charge. Additionally, with respect to its core deposit intangible assets, in the event that the deposit retention levels and derived cost savings from available core deposits at the Bank relative to an alternative cost of funds falls to a level that cannot support the remaining carrying value, we may be required to record an impairment charge. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions, effectiveness of vaccinations, government stimulus, payment deferral programs and any other triggering events or circumstances that may indicate an impairment in the future. See further detail in the “Recent Developments” section above.

The banking segment retained approximately $181.1 million and $12.0 million during the three months ended June 30, 2021 and 2020, respectively, and $339.8 million and $142.6 million during the six months ended June 30, 2021 and 2020, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. In March 2020, the Bank made a decision to sell the previously purchased mortgage loans to the mortgage origination segment, instead of holding them for investment. In October 2020, the Bank restarted purchasing and retaining mortgage loans originated by the mortgage origination segment. During 2021, we expect loans originated by the mortgage origination segment on behalf of and retained by the banking segment to increase based on approved authority for up to 5% of the mortgage origination segment’s total origination volume. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic beginning in March 2020, and then the reduction in reserves associated with improvements in macroeconomic forecast assumptions. Specifically, the banking segment’s provision for credit losses and associated significant increase in the allowance for credit losses during the three and six months ended June 30, 2020 included provision for credit losses on individually evaluated loans of $6.2 million and $23.8 million, respectively, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $59.9 million and $76.6 million, respectively, primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The changes in the allowance for credit losses during the noted periods were also attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades. The change in the allowance during the three and six months ended June 30, 2020 was also impacted by net charge-offs of $16.4 million and $17.9 million, respectively, primarily associated with loans specifically reserved for during the first quarter of 2020.

During the three and six months ended June 30, 2021, the banking segment had net reversals of credit losses on expected losses of collectively evaluated loans of $27.7 million and $34.2 million, respectively, primarily due to improvements in the macroeconomic forecast assumptions and positive risk rating grade migration, including a high concentration of credits within the restaurant and commercial real estate industry sectors. The net impact to the allowance of changes associated with individually evaluated loans during the three months ended June 30, 2021 was a reversal of credit losses of $1.1 million, while the six months ended June 30, 2021 included a provision of credit losses of $0.3 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance for credit losses during the three months ended June 30, 2021 were also impacted by net charge-offs of $0.5 million, while the six months ended June 30, 2021 included net recoveries of $0.1 million. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to increased other real estate owned (“OREO”) income as well as changes in our intercompany financing charges.

The banking segment’s noninterest expense increased during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to increases in FDIC assessment and OREO expenses partially offset by a decrease in the reserve for unfunded commitments attributable to year-over-year improvements in loan expected loss rates as well as reductions in salary and employee benefits, legal, and business development expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net interest income:
Wealth management:
Securities lending	$3,241	$2,087	$1,154	$6,727	$4,137	$2,590
Clearing services	1,784	1,992	(208)	3,233	4,570	(1,337)
Structured finance (5)	477	1,650	(1,173)	873	4,573	(3,700)
Fixed income services	4,185	3,159	1,026	8,313	5,683	2,630
Other (5)	995	775	220	2,050	3,873	(1,823)
Total net interest income	10,682	9,663	1,019	21,196	22,836	(1,640)
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	15,239	12,617	2,622	28,913	25,773	3,140
Wealth management:
Retail (5)	18,035	16,046	1,989	36,789	36,398	391
Clearing services	5,580	7,959	(2,379)	11,822	16,965	(5,143)
Structured finance (5)	337	752	(415)	671	1,164	(493)
Other (5)	843	994	(151)	1,887	2,054	(167)
	40,034	38,368	1,666	80,082	82,354	(2,272)
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	23,187	21,054	2,133	40,650	37,561	3,089
Fixed income services (5)	212	1,622	(1,410)	2,116	1,408	708
Wealth management:
Retail	7,781	5,063	2,718	15,031	11,044	3,987
Clearing services	563	329	234	1,008	709	299
Structured finance (5)	446	968	(522)	1,002	1,409	(407)
Other	79	84	(5)	156	169	(13)
	32,268	29,120	3,148	59,963	52,300	7,663
Other:
Structured finance	10,248	43,091	(32,843)	34,799	52,448	(17,649)
Fixed income services	(1,089)	11,438	(12,527)	4,946	22,182	(17,236)
Other	2,002	944	1,058	2,296	(114)	2,410
	11,161	55,473	(44,312)	42,041	74,516	(32,475)
Total noninterest income	83,463	122,961	(39,498)	182,086	209,170	(27,084)
Net revenue (2)	94,145	132,624	(38,479)	203,282	232,006	(28,724)
Noninterest expense:
Variable compensation (3)	34,409	52,372	(17,963)	71,820	84,396	(12,576)
Non-variable compensation and benefits (5)	27,880	27,475	405	56,626	52,167	4,459
Segment operating costs (4)(5)	25,000	24,990	10	50,313	49,487	826
Total noninterest expense	87,289	104,837	(17,548)	178,759	186,050	(7,291)

Income before income taxes	$6,856	$27,787	$(20,931)	$24,523	$45,956	$(21,433)
(1)	Securities commissions and fees includes income of $1.7 million and $4.1 million during the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $8.1 million during the six months ended June 30, 2021 and 2020, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

During the second quarter of 2021, the broker-dealer segment’s structured finance business and fixed income services lines experienced a combined $45.2 million decrease in net revenues. Structured finance business line net revenues declined $34.9 million compared to the second quarter of 2020 due to lower production volumes and rate volatility. Fixed income services business line net revenues decreased $10.3 million, compared with the same period in 2020, which included a decrease of $12.5 million in net gains from trading activities. Partially offsetting these declines in net revenues were the broker-dealer segment’s public finance services and wealth management business lines which experienced a combined $5.8 million increase in net revenues. The improvement in the public finance business line’s net revenue reflects favorable issuance trends both nationally and in Texas. The wealth management business line’s net revenues were slightly higher in the three months ended June 30, 2021, compared to the same period in 2020, as improved production and fee income offset declines in rate sensitive administrative fees.

The decreases in the broker-dealer segment’s income before income taxes during the three and six months ended June 30, 2021, compared with the same periods in 2020, were primarily as a result of the following:

●	a $34.9 million and $22.2 million decrease, respectively, in the broker-dealer segment’s structured finance net revenues. For the three and six months ended June 30, 2021, structured finance net revenues declined in line with decreased volumes and a volatile interest rate environment resulting in a $32.8 million and $17.6 million respective decreases in the business line’s other noninterest income compared to the same periods in 2020.
●	a $10.3 million and $10.8 million decrease, respectively, in the broker-dealer segment’s fixed income services net revenues. The decline in fixed income services net revenues primarily resulted from the $12.5 million and $17.2 million, respective declines in the business line’s other noninterest income compared to the same periods in 2020. During the three and six months ended June 30, 2020, the fixed income business line performed well across all asset classes as a result of robust customer demand and active position management. For the three months ended June 30, 2021, the broker-dealer segment experienced net revenue declines in each trading division. For the six months ended June 30, 2021, the broker-dealer segment experienced net revenue declines in the mortgage and taxable divisions, partially offset by improvement in the municipal division. These declines were a result of less robust customer demand and a less favorable trading environment. Additionally, for the six month comparable period, the decline also included a $1.6 million decrease in net revenues due to the wind-down of the equity capital market division.
●	a $17.6 million and $8.1 million decrease, respectively, in compensation expense, of which $18.0 million and $12.6 million was due to the decrease in variable compensation primarily resulting from decreases in our structured finance and fixed income business line revenues.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during the three months ended June 30, 2021, compared with the same period in 2020, was primarily due to the income in net interest income from our structured finance business and the net interest earned from our securities lending division of our wealth management business line with a 35 basis point increase in the net interest spread. The decrease in net interest income during the six months ended June 30, 2021, compared with the same period in 2020, was primarily due to decreases in net interest income from our structured finance business and the interest earned from customer activities. With the 59 basis point decrease in the six-month weighted average Federal Funds interest rate from June 30, 2020 to June 30, 2021, the amount of interest earned on customer investment activities decreased as well. This decrease was partially offset by an increase in net interest earned from the broker-dealer’s taxable securities and our stock lending business. The net interest spread in our stock lending business increased 28 basis points from June 30, 2020 to June 30, 2021.

Noninterest income decreased during the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to decreases in other noninterest income, partially offset by the increases in securities commissions and fees and investment banking and advisory fees and commissions for the three months ended June 30, 2021 and partially offset by the increase in investment and securities advisory fees and commissions for the six months ended June 30, 2021.

Securities commissions and fees increased during the three months ended June 30, 2021, compared with the same period in 2020, primarily due to increases in commissions earned in mutual fund and insurance product sales transactions.

These increases were partially offset by a decrease in commissions earned in our wealth management line of business given declines in our money market and FDIC sweep revenues of $3.3 million. Securities commissions and fees decreased during the six months ended June 30, 2021, compared with the same period in 2020, primarily due to a decrease in commissions earned in our wealth management line of business given declines in our money market and FDIC sweep revenues of $7.9 million. These decreases were partially offset by an increase in commissions earned on sales transactions within our fixed income business line, primarily from the sale of municipal bonds and mortgaged backed securities offset by decreases in commissions earned from sales of OTC corporate bond securities and our wind-down of the equity capital markets division.

Investment and securities advisory fees and commissions increased during the three and six months ended June 30, 2021, compared with the same periods in 2020, primarily due to increases in fees earned from our public finance business line with increases in fees received for municipal transactions and from our wealth management business line with increases in management fees from advisory services.

Other noninterest income decreased during the three and six months ended June 30, 2021, compared with the same periods in 2020, primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities due to decreased volumes and interest rate volatility. These year-over-year decreases in other noninterest income were heightened by decreases within our fixed income services business line within our taxable and municipal securities trading portfolios.

Noninterest expenses decreased during the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to decreases in variable compensation as previously noted, partially offset by increased expenses in 2021 associated with the deployment of the new back-office system.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total compensation as a % of net revenue (1)	66.2%	60.2%	63.2%	58.9%
Pre-tax margin (2)	7.3%	21.0%	12.1%	19.8%
FDIC insured program balances at the Bank (end of period)			$721,472	$1,300,155
Other FDIC insured program balances (end of period)			$1,627,673	$1,014,400
Customer funds on deposit, including short credits (end of period)			$454,165	$430,388

Public finance services:
Number of issues	388	379	625	596
Aggregate amount of offerings	$14,712,647	$14,784,486	$30,618,795	$26,177,625

Structured finance:
Lock production/TBA volume	$1,784,094	$2,070,420	$3,717,308	$4,024,902

Fixed income services:
Total volumes	$67,695,308	$27,853,061	$131,025,503	$53,444,078
Net inventory (end of period)			$549,385	$590,368

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			107	119
Independent registered representatives (end of period)			187	191
Correspondents (end of period)			124	137
Correspondent receivables (end of period)			$295,908	$162,495
Customer margin balances (end of period)			$332,414	$259,972

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,336,847	$1,112,826
Interest-bearing liabilities - stock loaned (end of period)			$1,260,158	$982,070
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net interest income (expense)	$(5,953)	$(1,667)	$(4,286)	$(13,051)	$(1,299)	$(11,752)
Noninterest income	241,965	340,487	(98,522)	552,409	519,455	32,954
Noninterest expense	186,963	200,493	(13,530)	397,297	340,045	57,252
Income before income taxes	$49,049	$138,327	$(89,278)	$142,061	$178,111	$(36,050)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings as a result of movements in mortgage interest rates, may not be indicative of future loan origination volumes given continued economic uncertainties stemming from the COVID-19 pandemic. The mortgage origination segment’s business is dependent upon the willingness and ability of its employees and customers to conduct mortgage transactions. Current home inventory levels, affordability challenges, and supply chain problems related to new home construction have impacted customers’ abilities to purchase homes. Home inventory shortages and affordability challenges present prior to 2020 were amplified by the economic impact of COVID-19, while supply chain problems can be more directly tied to COVID-19. The continuing impact of the COVID-19 pandemic on customers could have a material adverse effect on the operations of the mortgage origination segment. In addition, a further increase in mortgage interest rates and/or continuing home inventory shortages and supply chain issues related to new home construction could adversely affect loan origination volume and/or alter the percentage mix of refinancing and purchase volumes relative to total loan origination volume compared to 2020.

Since March 2020, economic uncertainties resulting from the spread of COVID-19 have had disruptive effects on the financial markets in which the mortgage origination segment operates as well as the global economy. In response to the COVID-19 pandemic, the U.S. 10 Year Treasury Rate declined significantly during the first quarter of 2020, which was followed by a steady decrease in mortgage interest rates during the remainder of 2020. Since December 2020, mortgage rates have increased, but remained lower during 2021 compared to the same period in 2020. As discussed in the “Recent Developments” section above, while the impact of the pandemic and the uncertainties have remained into 2021, significant progress associated with COVID-19 vaccination levels for Americans has resulted in easing of restrictive measures in the United States. Further, the U.S. federal government has continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic.

Income before income taxes decreased $89.3 million, or 64.5%, during the three months ended June 30, 2021, compared with the same period in 2020. This decrease was primarily the result of a decrease in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications, and to a greater extent a decrease in the average value of individual IRLCs. During the six months ended June 30, 2021, income before income taxes decreased $36.1 million, or 20.2%. This decrease was primarily the result of a decrease in IRLCs related to decrease in mortgage loan applications, a decrease in the average value of individual IRLCs, and an increase in variable compensation primarily driven by an increase in loan origination volume.

The CARES Act provides borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests that began in March 2020 resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter of 2020, we increased the amount of retained servicing on mortgage loans sold, as discussed in more detail below. Beginning in the fourth quarter of 2020 and continuing into the second quarter of 2021, PrimeLending has reduced the amount of retained servicing. However, amounts retained during the second quarter of 2021 continued to exceed amounts retained prior to the second quarter of 2020. PrimeLending utilizes a third-party to manage its servicing portfolio, and we therefore do not expect significant fluctuations in infrastructure costs to manage changes in PrimeLending’s servicing portfolio. PrimeLending’s liquidity has not been, and we do not expect that it will be significantly impacted by forbearance requests resulting from the CARES Act. GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation may impose restrictions on loans the agencies will accept, including loans under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

Although average mortgage interest rates declined between both the three and six month ended June 30, 2021, as compared to the same periods of 2020, refinancing volume as a percentage of total origination volume decreased during both periods. Refinancing volume during the three months ended June 30, 2021, decreased to 31.9% from 47.5% during the same period in 2020, while refinancing volume during the six months ended June 30, 2021, decreased slightly to 42.7% from 42.9% during the same period in 2020. While a decrease in mortgage interest rates typically leads to an increase in refinancing volume, significant refinancing activity during 2020 resulted in a decrease in the total market population of loans eligible for a rate/term refinance, which contributed to altering this trend during both periods. In addition, the mortgage origination segment’s history of selling substantially all mortgage loans it originates to various investors in the secondary market servicing released, results in a relatively small servicing portfolio available to be refinanced compared to larger servicing aggregators. If current mortgage interest rates remain relatively unchanged through December 31, 2021, we anticipate a lower percentage of refinancing volume relative to total loan origination volume during the last two quarters of 2021 as compared to the last two quarters of 2020. However, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2021, funded volume through ABAs was approximately 5% of the mortgage origination segment’s total loan volume. As of June 30, 2021, PrimeLending owned a greater than 50% membership interest in three ABAs. We expect total production within the ABA channel to increase slightly to 7% of loan volume of the mortgage origination segment during the remainder of 2021.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,					Six Months Ended June 30,
	2021		2020			2021		2020
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2021 vs 2020	Amount	Total	Amount	Total	2021 vs 2020
Mortgage Loan Originations - units	19,991		22,391		(2,400)	41,732		36,129		5,603

Mortgage Loan Originations - volume	$5,900,043		$6,099,059		$(199,016)	$12,084,149		$9,721,647		$2,362,502

Mortgage Loan Originations:
Conventional	$4,055,964	68.75%	$4,266,105	69.95%	$(210,141)	$8,538,727	70.66%	$6,582,091	67.71%	$1,956,636
Government	873,453	14.80%	1,432,122	23.48%	(558,669)	1,676,625	13.88%	2,322,298	23.89%	(645,673)
Jumbo	731,798	12.40%	217,016	3.56%	514,782	1,439,341	11.91%	461,475	4.75%	977,866
Other	238,828	4.05%	183,816	3.01%	55,012	429,456	3.55%	355,783	3.65%	73,673
	$5,900,043	100.00%	$6,099,059	100.00%	$(199,016)	$12,084,149	100.00%	$9,721,647	100.00%	$2,362,502

Home purchases	$4,018,922	68.12%	$3,204,573	52.54%	$814,349	$6,921,632	57.28%	$5,546,421	57.05%	$1,375,211
Refinancings	1,881,121	31.88%	2,894,486	47.46%	(1,013,365)	5,162,517	42.72%	4,175,226	42.95%	987,291
	$5,900,043	100.00%	$6,099,059	100.00%	$(199,016)	$12,084,149	100.00%	$9,721,647	100.00%	$2,362,502

Texas	$1,094,085	18.54%	$1,149,799	18.85%	$(55,714)	$2,170,977	17.97%	$1,855,156	19.08%	$315,821
California	730,421	12.38%	636,294	10.43%	94,127	1,525,481	12.62%	1,016,357	10.45%	509,124
Arizona	266,816	4.52%	277,131	4.54%	(10,315)	557,251	4.61%	451,855	4.65%	105,396
Florida	271,973	4.61%	432,339	7.09%	(160,366)	552,880	4.57%	703,523	7.24%	(150,643)
South Carolina	264,222	4.48%	245,464	4.02%	18,758	525,440	4.35%	397,309	4.09%	128,131
Ohio	227,592	3.86%	235,788	3.87%	(8,196)	450,231	3.73%	361,982	3.72%	88,249
North Carolina	192,436	3.26%	192,994	3.16%	(558)	418,902	3.47%	306,639	3.15%	112,263
Washington	176,333	2.99%	183,315	3.01%	(6,982)	391,793	3.24%	306,357	3.15%	85,436
Maryland	194,877	3.30%	217,412	3.56%	(22,535)	389,990	3.23%	350,782	3.61%	39,208
Missouri	179,969	3.05%	209,861	3.44%	(29,892)	368,981	3.05%	325,520	3.35%	43,461
All other states	2,301,319	39.01%	2,318,662	38.03%	(17,343)	4,732,223	39.16%	3,646,167	37.51%	1,086,056
	$5,900,043	100.00%	$6,099,059	100.00%	$(199,016)	$12,084,149	100.00%	$9,721,647	100.00%	$2,362,502

Mortgage Loan Sales - volume:
Third parties	$5,343,169	96.72%	$5,922,884	99.80%	$(579,715)	$11,535,242	97.14%	$9,278,573	98.49%	$2,256,669
Banking segment	181,057	3.28%	12,030	0.20%	169,027	339,821	2.86%	142,590	1.51%	197,231
	$5,524,226	100.00%	$5,934,914	100.00%	$(410,688)	$11,875,063	100.00%	$9,421,163	100.00%	$2,453,900

We consider the mortgage origination segment’s total loan origination volume to be a key performance measure. Loan origination volume is central to the segment’s ability to generate income by originating and selling mortgage loans, resulting in net gains from the sale of loans, mortgage loan origination fees, and other mortgage production income. Total loan origination volume is a measure utilized by management, our investors and analysts in assessing market share and growth of the mortgage origination segment.

The mortgage origination segment’s total loan origination volume during the three and six months ended June 30, 2021, decreased 3.3% and increased 24.3% compared to the same periods in 2020, respectively, while income before income taxes decreased 64.5% and 20.2%, respectively, during the same periods. The decrease in income before income taxes during the three and six months ended June 30, 2021, was primarily the result of a decrease of IRLCs related to a decrease in mortgage loan applications, and a decrease in the average value of individual IRLCs. Also contributing to the decrease during the six months ended June 30, 2021, was an increase in variable compensation primarily driven by an increase in loan origination volume.

Net interest expense during the three and six months ended June 30, 2021 and 2020 was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The decrease in net interest expense during the three and six months ended June 30, 2021 and 2020 included the effects of decreased net yields on mortgage loans held for sale between the two periods.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net gains from sale of loans	$200,882	$218,274	$(17,392)	$447,470	$331,590	$115,880
Mortgage loan origination fees and other related income	42,146	45,361	(3,215)	85,301	74,138	11,163
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(19,766)	79,916	(99,682)	(24,372)	113,943	(138,315)
Mortgage servicing rights asset	2,553	(8,182)	10,735	11,685	(11,209)	22,894
Servicing fees	16,150	5,118	11,032	32,325	10,993	21,332
Total noninterest income	$241,965	$340,487	$(98,522)	$552,409	$519,455	$32,954

The decrease in net gains from sale of loans during the three months ended June 30, 2021, compared with the same period in 2020, was primarily a result of a decrease in total loan sales volume, in addition to a decrease in average loan sales margin. The increase in net gains from sale of loans during the six months ended June 30, 2021, compared with the same period in 2020, was primarily a result of an increase in total loan sales volume, in addition to an increase in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the increase in loan sales volume during the six months ended June 30, 2021, is consistent with the increase in loan origination volume during the period. The increase in average loans sales margin during the six months ended June 30, 2021, was primarily driven by PrimeLending managing increased loan origination volumes to a level that could be supported by its loan fulfillment operations and addressing anticipated enhanced credit and liquidity risks triggered by the economic impact of the COVID-19 pandemic beginning in the second quarter of 2020. While average loan sales margins increased between the second and fourth quarters of 2020, margins have steadily declined during the six months ended June 30, 2021, approaching margins recognized at the beginning of the COVID-19 pandemic. The increase in mortgage loan origination fees during the six months ended June 30, 2021, compared with the same period in 2020, was primarily the result of an increase in loan origination volume, partially offset by a decrease in average mortgage loan origination fees.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income. The mortgage origination segment’s net gains from sale of loans margin, including loans sold to and retained by the banking segment, during the three months ended June 30, 2021 and 2020, was 364 bps and 368 bps, respectively. The mortgage origination segment’s net gains from sale of loans margin, including loans sold to and retained by the banking segment, during the six months ended June 30, 2021 and 2020, was 377 bps and 352 bps, respectively. During the three months ended June 30, 2021 and 2020, the mortgage origination segment originated approximately $181.1 million and $12.0 million, respectively, in loans on behalf of the banking segment, representing 3.3% and 0.2%, respectively, of PrimeLending’s total loan origination volume during each respective period. During the six months ended June 30, 2021 and 2020, the mortgage origination segment originated approximately $339.8 million and $142.6 million, respectively, in loans on behalf of the banking segment, representing 2.9% and 1.5%, respectively, of PrimeLending’s total loan origination volume during each respective period. These loans were sold to the banking segment at par. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with these loans, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. The impact of loans sold to and retained by the banking segment at par was a decrease to the net gains from sale of loans margin of 12 basis points and 1 basis point during the three months ended June 30, 2021 and 2020, respectively, and a decrease of 11 basis points and 3 basis points during the six months ended June 30, 2021 and 2020, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. While we anticipate an increase in loans sold to and retained by the banking segment during the remainder of 2021, we do not expect these sales to exceed 5% of total origination volume during this time. In March 2020, the mortgage origination segment executed a letter of intent with the banking segment to purchase mortgage loans previously sold to and retained by the banking segment with an unpaid principal balance of approximately $210 million. Such original sales of approximately $121 million are reflected in the previous mortgage loan details table within the mortgage loan sales volume to the banking segment during the six months ended June 30, 2020. The remaining $91 million of such original sales were sold to the banking segment during 2019. When these loans were sold at par by the mortgage origination segment, the banking segment’s intent was to hold these loans for investment. The mortgage origination segment completed the repurchase of these loans from the banking segment and in turn sold the loans to investors in the secondary market during the second quarter of 2020.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease during the three and six months ended June 30, 2021 was the result of decreases in the total volume of individual IRLCs and loans held for sale and the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three and six months ended June 30, 2021, PrimeLending retained servicing on 25% and 39% of loans sold, respectively. Beginning in the second quarter of 2020, we increased the amount of retained servicing on mortgage loan sales. During both the second and third quarters of 2020, PrimeLending retained servicing on 89% of total mortgage loans sold. The increase in rates of retained servicing during this time was due to the reduction in third-party servicing outlets during the second quarter of 2020 resulting from the impact of the CARES Act. The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing. As forbearance requests leveled off during the latter part of 2020, the third-party market for mortgage servicing rights improved, increasing demand, which allowed PrimeLending to reduce retained servicing to 57% of total mortgage loans sold during the fourth quarter of 2020, then to 50% and 25% of total mortgage loans sold during the first and second quarters of 2021, respectively. If the third-party market for mortgage servicing rights continues to improve, we expect that PrimeLending will continue to reduce retained servicing on mortgage loans sold during the remainder of 2021. The related MSR asset was valued at $124.8 million on $10.3 billion of serviced loan volume at June 30, 2021, compared with a value of $144.2 million on $14.7 billion of serviced loan volume at December 31, 2020. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net gains of $2.6 million and $11.7 million during the three and six months ended June 30, 2021, respectively, compared to net losses of $8.2 million and $11.2 million during the three and six months ended June 30, 2020, respectively. Included in the net gains for the three and six months ended June 30, 2021 are MSR asset fair value adjustments totaling $9.2 million and $18.9 million, respectively, which reflect the difference between the MSR asset carrying values and the sale prices reflected in the letters of intent to sell the applicable MSR assets. Additionally, net servicing income was $8.9 million and $16.8 million, respectively, during the three and six months ended June 30, 2021, compared with $1.0 million and $3.7 million, respectively, during the same periods in 2020. On March 31 and June 30, 2021, the mortgage origination segment sold MSR assets of $52.8 million, which represented $4.9 billion of its serviced loan volume at the time, and $31.9 million, which represented $2.6 billion of its serviced loan volume at the time, respectively. As of June 30, 2021, the mortgage origination segment had executed two letters of intent for pending sales of MSR assets with a serviced loan volume totaling $3.4 billion. The sales of these MSR assets are expected to be completed during the third and fourth quarters of 2021, at a total price of approximately $42 million.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Variable compensation	$97,081	$113,826	$(16,745)	$212,567	$172,105	$40,462
Non-variable compensation and benefits	48,320	46,999	1,321	99,082	89,047	10,035
Segment operating costs	29,368	29,016	352	59,788	60,669	(881)
Lender paid closing costs	4,913	6,558	(1,645)	10,381	10,918	(537)
Servicing expense	7,281	4,094	3,187	15,479	7,306	8,173
Total noninterest expense	$186,963	$200,493	$(13,530)	$397,297	$340,045	$57,252

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised 66.8% and 70.8% of total employees’ compensation and benefits expenses during the three months ended June 30, 2021 and 2020, respectively, and 68.2% and 65.9% during the six months ended June 30, 2021 and 2020, respectively. The decrease in the percentage concentration of variable compensation and benefits between the three months ended June 30, 2021 and 2020, was primarily due to a decrease in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria. The increase in the percentage concentration of variable compensation and benefits between the six months ended June 30, 2021 and 2020, was primarily due to an increase in loan origination volume. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 3.3% and increased 24.3%, respectively, during the three and six months ended June 30, 2021, compared to the same periods in 2020, respectively, the aggregate non-variable compensation and benefits of the mortgage origination segment increased 2.8% and 11.3% during the same periods, respectively. The increase during the six months ended June 30, 2021, was primarily due to an increase in salaries mainly resulting from increased underwriting and loan fulfillment staff to support the increase in loan origination volume starting in the second quarter of 2020. These additional staff continued to be needed to support loan origination volumes during the remainder of 2020 and the first six months of 2021. Segment operating costs were relatively unchanged during the three and six months ended June 30, 2021, compared to the same periods in 2020.

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

Between January 1, 2012 and June 30, 2021, the mortgage origination segment sold mortgage loans totaling $140.7 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2012, it does not anticipate experiencing significant losses in the future on loans originated prior to 2012 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2012 and June 30, 2021 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$200,070	0.14%	$—	0.00%

Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	221,223	0.16%	8,579	0.01%
	$421,293	0.30%	$8,579	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

For each loan the mortgage origination segment concludes its obligation to a claimant is both probable and reasonably estimable, the mortgage origination segment has established a specific claims indemnification liability reserve. An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. In addition to other factors, the mortgage origination segment has considered that GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation have imposed certain restrictions on loans the agencies will accept under a forbearance agreement resulting from the COVID-19 pandemic, which could increase the magnitude of indemnification losses on these loans.

At June 30, 2021 and December 31, 2020, the mortgage origination segment’s total indemnification liability reserve totaled $26.4 million and $21.5 million, respectively. The related provision for indemnification losses was $2.5 million and $3.9 million during the three months ended June 30, 2021 and 2020, respectively, and $5.5 million and $4.6 million during the six months ended June 30, 2021 and 2020, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net interest income (expense)	$(4,687)	$(3,232)	$(1,455)	$(9,379)	$(4,888)	$(4,491)
Noninterest income	6,877	550	6,327	7,383	2,838	4,545
Noninterest expense	12,072	8,888	3,184	21,660	13,741	7,919
Income (loss) from continuing operations before income taxes	$(9,882)	$(11,570)	$1,688	$(23,656)	$(15,791)	$(7,865)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and six months ended June 30, 2021 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period included recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). During the three months ended June 30, 2021 and 2020, we incurred interest expense of $3.1 million and $1.7 million, respectively, and $6.2 million and $1.7 million during the six months ended June 30, 2021 and 2020, respectively, on our $200 million aggregate principal amount of Subordinated Notes, which were issued in May 2020. Additionally, we incurred interest expense of $0.5 million and $0.7 million during the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $1.6 million during the six months ended June 30, 2021 and 2020, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”).

Noninterest income from continuing operations during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During the three and six months ended June 30, 2021, noninterest income included an aggregate of $6.5 million in pre-tax gains associated with observable transactions related to two merchant bank equity investments.

Noninterest expenses from continuing operations were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses increased during the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to prior year non-recurring activities associated with a gain on sale transaction and certain compensation-related expenses.

Results from Discontinued Operations

Insurance Segment

As previously discussed, on June 30, 2020, we completed the sale of NLC. Accordingly, insurance segment results for the three and six months ended June 30, 2020 have been presented as discontinued operations in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements. All activity associated with the insurance segment was recognized in 2020, therefore, there are no results in the three and six months ended June 30, 2021. Loss from discontinued operations before income taxes was $1.9 million during the three months ended June 30, 2020, while income from discontinued operations before income taxes was $2.1 million during the six months ended June 30, 2020.

Corporate

As a result of the previously noted sale of NLC on June 30, 2020 for cash proceeds of $154.1 million, during 2020, Hilltop recognized an aggregate pre-tax gain on sale within discontinued operations of corporate of $36.8 million, net of customary transaction costs of $5.1 million. The resulting book gain from this sale transaction was not recognized for tax purposes pursuant to the rules under the Internal Revenue Code. Income from discontinued operations before income taxes associated with corporate was $32.3 million during both the three and six months ended June 30, 2020.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2021, as compared with December 31, 2020.

Securities Portfolio

At June 30, 2021, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2021	2020
Trading securities, at fair value
U.S. Treasury securities	$1,289	$40,491
U.S. government agencies:
Bonds	15,764	40
Residential mortgage-backed securities	187,488	336,081
Commercial mortgage-backed securities	—	876
Collateralized mortgage obligations	117,257	69,172
Corporate debt securities	82,379	62,481
States and political subdivisions	266,707	171,573
Private-label securitized product	6,624	8,571
Other	4,975	4,970
	682,483	694,255
Securities available for sale, at fair value
U.S. Treasury securities	4,974	—
U.S. government agencies:
Bonds	49,899	82,806
Residential mortgage-backed securities	924,487	641,611
Commercial mortgage-backed securities	148,835	124,538
Collateralized mortgage obligations	641,458	565,908
States and political subdivisions	48,154	47,342
	1,817,807	1,462,205
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	11,637	13,547
Commercial mortgage-backed securities	151,812	152,820
Collateralized mortgage obligations	56,737	74,932
States and political subdivisions	68,590	70,645
	288,776	311,944

Equity securities, at fair value	193	140

Total securities portfolio	$2,789,259	$2,468,544

We had net unrealized gains of $7.8 million and $26.3 million at June 30, 2021 and December 31, 2020, respectively, related to the available for sale investment portfolio, and net unrealized gains of $12.4 million and $14.7 million associated with the securities held to maturity portfolio at June 30, 2021 and December 31, 2020, respectively. Equity securities included net unrealized gains of $0.1 million at both June 30, 2021 and December 31, 2020.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2021, the banking segment’s securities portfolio of $2.1 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.8 billion, equity securities of $0.2 million and held to maturity securities of $288.8 million, in addition to $14.3 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $682.3 million at June 30, 2021. In addition, the Hilltop Broker-

Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $133.0 million at June 30, 2021.

Corporate

At June 30, 2021, the corporate portfolio included other investments, including those associated with merchant banking, of $39.9 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2021. In addition, as of June 30, 2021, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at June 30, 2021.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment.

	June 30,	December 31,
	2021	2020
Commercial real estate	$3,090,480	$3,133,903
Commercial and industrial	2,232,035	2,627,774
Construction and land development	770,779	828,852
1-4 family residential	893,243	629,938
Consumer	30,018	35,667
Broker-dealer	628,672	437,007
Loans held for investment, gross	7,645,227	7,693,141
Allowance for credit losses	(115,269)	(149,044)
Loans held for investment, net of allowance	$7,529,958	$7,544,097

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $9.4 billion and $9.6 billion at June 30, 2021 and December 31, 2020, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $3.3 billion, of which $2.5 billion was drawn at both June 30, 2021 and December 31, 2020. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio included $261.2 million related to both initial and second round PPP loans at June 30, 2021. While these loans have terms up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. Through July 16, 2021, the SBA had approved approximately 2,600 initial round PPP forgiveness applications from the Bank totaling approximately $643 million, with PPP loans of approximately $9 million pending SBA review and approval. The Bank recently began submissions of PPP forgiveness applications on second round PPP loans. We anticipate a significant amount of these remaining initial and second round PPP loans pending approval being forgiven over the next three quarters. The forgiveness/payoff of the PPP loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at the time of payoff or forgiveness.

At June 30, 2021, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 44.0%, 12.7% and 11.0%, respectively, of the banking segment’s total loans held investment at June 30, 2021. The banking segment’s loan concentrations were within regulatory guidelines at June 30, 2021.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $628.3 million and $436.8 million at June 30, 2021 and December 31, 2020, respectively. This increase from December 31, 2020 to June 30, 2021 was primarily attributable to an increase of $115.7 million, or 64%, in receivables from correspondents and an increase of $75.7 million, or 30%, in customer margin accounts.

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

	June 30,	December 31,
	2021	2020
Loans held for sale:
Unpaid principal balance	$2,521,773	$2,411,626
Fair value adjustment	87,261	109,778
	$2,609,034	$2,521,404
IRLCs:
Unpaid principal balance	$2,181,773	$2,470,013
Fair value adjustment	52,234	76,048
	$2,234,007	$2,546,061

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at both June 30, 2021 and December 31, 2020 were $4.0 billion, while the related estimated fair values were ($4.4) million and ($28.0) million, respectively.

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

The COVID-19 pandemic disrupted financial markets and overall economic conditions that have affected borrowers across our lending portfolios. Significant judgment is required to estimate the severity and duration of the current economic uncertainties, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts are rapidly changing and remain highly uncertain as COVID-19 cases and vaccine effectiveness, as well as government stimulus and policy measures, evolve nationally and in key geographies. It is difficult to predict exactly how borrower behavior will be impacted by these economic conditions as the effectiveness of vaccinations, government stimulus and policy measures, customer relief and enhanced unemployment benefits have helped mitigate in the short term, but the extent and duration of government stimulus remains uncertain.

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of June 30, 2021, we utilized a single macroeconomic alternative baseline, or S7, scenario published by Moody’s Analytics in June 2021.

During previous quarterly macroeconomic assessments through March 31, 2021, we also utilized a single baseline scenario published by Moody’s Analytics. The economic scenario selected as of June 30, 2021 was based on our evaluation of the Moody’s baseline economic forecast compared to other industry surveys over the reasonable and supportable period and our assessment of the reasonableness of impacts associated with the key monetary and government stimulus policy assumptions.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		June 30,	March 31,	December 31,	September 30,	June 30,
		2021	2021	2020	2020	2020
GDP growth rates:
	Q2 2020					(33.4)%
	Q3 2020				26.6%	19.8%
	Q4 2020			4.0%	2.9%	0.1%
	Q1 2021		5.0%	1.6%	3.6%	0.2%
	Q2 2021	10.8%	6.5%	4.5%	3.1%	1.8%
	Q3 2021	6.6%	6.7%	4.7%	4.4%	8.5%
	Q4 2021	6.9%	4.8%	5.8%	6.0%	7.3%
	Q1 2022	5.4%	3.2%	4.8%	5.5%
	Q2 2022	2.8%	2.5%	4.4%
	Q3 2022	2.3%	2.1%
	Q4 2022	1.8%

Unemployment rates:
	Q2 2020					14.0%
	Q3 2020				8.9%	9.1%
	Q4 2020			6.7%	9.1%	9.5%
	Q1 2021		6.3%	6.9%	8.9%	9.7%
	Q2 2021	5.8%	6.2%	7.1%	8.7%	9.7%
	Q3 2021	5.2%	5.8%	7.0%	8.3%	9.2%
	Q4 2021	4.5%	5.4%	6.8%	7.8%	8.7%
	Q1 2022	4.0%	5.1%	6.5%	7.3%
	Q2 2022	3.7%	4.9%	6.2%
	Q3 2022	3.6%	4.7%
	Q4 2022	3.5%

As of June 30, 2021, our economic forecast improved from March 31, 2021, as real GDP growth rates for the first quarter of 2021 were revised to 6.4% and average unemployment rates for April and May 2021 indicated an improved economic outlook in labor markets. Our new economic forecast also considers additional risks to U.S. economic recovery from recent inflation rates observed higher than Moody’s baseline scenario. Forecasts for commercial real estate prices nationally were updated based on available data and assume recovery to pre-COVID-19 levels in late 2022. We assume the Federal Reserve continues to support a target range of the federal funds rate at 0% to 0.25% though monetary policy support until the fourth quarter of 2022 when interest rates begin to increase.

As of December 31, 2020, our near-term economic forecast improved from September 30, 2020, reflecting better than expected economic data and approval of additional government stimulus earlier than expected. As such, projected real GDP growth in the first quarter of 2021 was revised upward. However, we revised our near-term 2021 real GDP forecast to reflect approximately $900 billion of additional stimulus compared to $1.5 trillion planned as of September 30, 2020. Unemployment rate forecasts were adjusted lower based on economic data observed in October and November 2020, as well as recent COVID-19 vaccine approvals showing progress towards the next phase of labor market recovery. Forecasts for commercial real estate prices nationally were updated lower as of December 31, 2020 to reflect declines through 2022 and recovery to pre-COVID-19 levels in late 2024. Prior quarter forecasts as of September 30, 2020 assumed declines through 2021 and recovery to pre-COVID-19 levels in mid-2023. Our interest rate expectations continued to assume monetary policy support from the Federal Reserve and a target range of the federal funds rate at 0% to 0.25% into late 2023.

Since December 31, 2019, our economic forecast changed significantly year-over-year in response to weak economic conditions caused by the COVID-19 pandemic as developments occurred rapidly in February and March 2020 associated with fiscal and monetary stimulus measures and the expected beneficial impacts of the CARES Act and certain regulatory interagency guidance. As of December 31, 2019, we assumed the U.S. economy was in the late stages of the economic cycle with unemployment rates near historical lows of 3.6% increasing to 3.8% in the fourth quarter of 2020 and reverting to historical data in the fourth quarter of 2022. Downside risks to the economy were concerns over international trade war between the U.S. and its trading partners and potential fallout from a Brexit in 2020. Interest rate expectations assumed one rate cut in 2020 with the Federal Reserve target range of the federal funds rate at 1.25% to 1.50% before reverting to historical data in 2023. In response to the COVID-19 pandemic, the Federal Reserve twice cut federal funds rate targets in March 2020 to 0% to 0.25% with interest rate expectations as of December 31, 2020 unchanged until late 2023. Several U.S. fiscal and monetary policy changes during early 2020 were enacted to counter a severe, but short U.S. recession during the first half of 2020 and support a strong economic recovery during the second half of 2020 with U.S. budget deficits increasing to more than $3 trillion during the year. U.S. unemployment rates reached 14.8% in April 2020 before declining to 6.7% as of December 31, 2020, which was 3.1% higher than the unemployment rate as of December 31, 2019. Annualized real GDP growth rates declined 31.4% in the second quarter of 2020 and increased 33.4% in the third quarter of 2020. The U.S. presidential election later in 2020 resulted in several changes, as Presidential Candidate Joe Biden won the electoral vote to replace President Donald Trump in 2021 and majority control of the U.S. Congress moved from Republican to Democratic parties. As economic growth slowed during the fourth quarter of 2020, additional government stimulus of approximately $900 billion was approved.

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

During the three and six months ended June 30, 2021, the decreases in the allowance for credit losses reflect improvement in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $27.7 million and $34.2 million, respectively. Such reversals were primarily due to improvements in the macroeconomic forecast assumptions and positive risk rating grade migration, including a high concentration of credits within the restaurant and commercial real estate industry sectors. The net impact to the allowance of changes associated with individually evaluated loans during the three months ended June 30, 2021 was a reversal of credit losses of $1.0 million, while the six months ended June 30, 2021 included a provision for credit losses of $0.4 million. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended June 30, 2021 were also impacted by net charge-offs of $0.5 million, while the six months ended June 30, 2021 included net recoveries of $0.1 million.

As discussed under the section entitled “Loan Portfolio” earlier in this Item 2, the Bank’s actions beginning in the second and third quarters of 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. The significant build in the allowance included provision for credit losses associated with this deteriorating economic outlook and resulted in an allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, of 1.86%.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio and total active loan modifications, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For		Allowance	Allowance For
			Credit Losses		For Credit	Credit Losses
		Total	as a % of		Losses on	as a % of
	Total	Allowance	Total Loans	Active	Active	Active
	Loans Held	for Credit	Held For	Loan	Loan	Loan
June 30, 2021	For Investment	Losses	Investment	Modifications	Modifications	Modifications
Commercial real estate	$3,090,480	$77,633	2.51%	$62,982	$11,922	18.93%
Commercial and industrial (1)	1,365,770	27,563	2.02%	4,547	725	15.94%
Construction and land development	770,779	5,185	0.67%	—	—	—%
1-4 family residential	893,243	3,659	0.41%	8,731	143	1.64%
Consumer	30,018	592	1.97%	—	—	—%
	6,150,290	114,632	1.86%	76,260	12,790	16.77%

Broker-dealer	628,672	334	0.05%	—	—	—%
Mortgage warehouse lending	605,047	303	0.05%	—	—	—%
Paycheck Protection Program	261,218	—	—%	—	—	—%
	$7,645,227	$115,269	1.51%	$76,260	$12,790	16.77%
(1)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending and PPP loans.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of June 30, 2021, excluding margin loans in the broker-dealer segment, the banking segment mortgage warehouse and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes consumer and business confidence increases as new cases, hospitalizations and deaths from COVID-19 recede faster than expected, while availability and acceptance of vaccines and consumer spending accelerate more than expected. Real GDP is expected to grow 9.3% in the third quarter of 2021, 9.7% in the fourth quarter of 2021, and 7.8% in the first quarter of 2022. Average unemployment rates decline to 4.0% by the fourth quarter of 2021 and 3.0% by the end of 2022. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate until the beginning of 2023 and additional government infrastructure and social program spending approved in the fourth quarter of 2021 of $2.5 trillion.

Compared to our economic forecast, the downside scenario assumes consumer and business confidence declines as new cases, hospitalizations and deaths from COVID-19 diminish more slowly than expected, resulting in fewer people than expected getting vaccinated and increased worries about resistant strains. As a result, consumer confidence and spending erode causing the economy to fall back into recession. Real GDP is expected to decrease 3.1% in the third quarter of 2021, 3.1% in the fourth quarter of 2021, and 1.7% in the first quarter of 2022. Average unemployment rates increase to 8.1% by the fourth quarter of 2021 and 8.9% by the end of 2022. Average unemployment is expected to remain elevated but improve to 6.6% by the fourth quarter of 2023 and reverts to historical average rates over time. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate through late-2025, while disagreements in Congress prevent any additional stimulus from being enacted beyond the American Rescue Plan Act passed in March 2021.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $10 million or a weighted average expected loss rate of 1.3% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $64 million or a weighted average expected loss rate of 2.5% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Loans Held for Investment	2021	2020	2021	2020
Balance, beginning of period	$144,499	$106,739	$149,044	$61,136
Transition adjustment for adoption of CECL accounting standard	—	—	—	12,562
Provision for (reversal of) credit losses	(28,720)	66,026	(33,829)	100,575
Recoveries of loans previously charged off:
Commercial real estate	220	11	234	21
Commercial and industrial	701	681	1,134	1,068
Construction and land development	—	2	—	2
1-4 family residential	53	5	462	15
Consumer	69	104	145	224
Broker-dealer	—	—	—	—
Total recoveries	1,043	803	1,975	1,330
Loans charged off:
Commercial real estate	186	4,274	186	4,488
Commercial and industrial	1,242	12,544	1,421	13,984
Construction and land development	—	—	—	2
1-4 family residential	51	170	161	373
Consumer	74	197	153	373
Broker-dealer	—	—	—	—
Total charge-offs	1,553	17,185	1,921	19,220
Net recoveries (charge-offs)	(510)	(16,382)	54	(17,890)
Balance, end of period	$115,269	$156,383	$115,269	$156,383
Allowance for credit losses as a percentage of gross loans held for investment			1.51%	1.99%

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the table below (dollars in thousands).

	June 30, 2021		December 31, 2020
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial real estate	$77,633	40.42%	$109,629	40.74%
Commercial and industrial	27,866	29.21%	27,703	34.16%
Construction and land development	5,185	10.08%	6,677	10.77%
1-4 family residential	3,659	11.68%	3,946	8.19%
Consumer	592	0.39%	876	0.46%
Broker-dealer	334	8.22%	213	5.68%
Total	$115,269	100.00%	$149,044	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Commercial real estate	$77,633	$104,126	$109,629	$104,566	$106,551
Commercial and industrial	27,866	28,513	27,703	38,178	31,863
Construction and land development	5,185	7,249	6,677	6,270	8,393
1-4 family residential	3,659	3,388	3,946	5,052	7,399
Consumer	592	944	876	1,002	1,429
Broker-dealer	334	279	213	146	748
	$115,269	$144,499	$149,044	$155,214	$156,383

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2021	2020
Balance, beginning of period	$8,807	$7,209	$8,388	$2,075
Transition adjustment CECL accounting standard	—	—	—	3,837
Other noninterest expense	(826)	1,822	(407)	3,119
Balance, end of period	$7,981	$9,031	$7,981	$9,031

As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three and six months ended June 30, 2021, the decrease in the reserve for unfunded commitments was primarily due to improvements in loan expected loss rates.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had four credit relationships totaling $10.8 million of potential problem loans at June 30, 2021, compared with seven credit relationships totaling $11.3 million of potential problem loans at December 31, 2020.

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

Specifically, as discussed under the section titled “Loan Portfolio” earlier in this Item 2, the Bank’s actions during 2020 included approval of $1.0 billion of COVID-19 related loan modifications. During 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications with a portfolio of active deferrals that have not reached the end of their deferral period of approximately $76 million as of June 30, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

The following table presents components of our non-performing assets (dollars in thousands).

	June 30,	December 31,
	2021	2020	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$7,211	$11,133	$(3,922)
Commercial and industrial	33,033	34,049	(1,016)
Construction and land development	474	507	(33)
1-4 family residential	27,100	32,263	(5,163)
Consumer	26	28	(2)
Broker-dealer	—	—	—
	$67,844	$77,980	$(10,136)
Troubled debt restructurings included in accruing loans held for investment	1,139	1,954	(815)
Non-performing loans	$68,983	$79,934	$(10,951)

Non-performing loans as a percentage of total loans	0.66%	0.76%	(0.10)%

Other real estate owned	$21,078	$21,289	$(211)

Other repossessed assets	$—	$101	$(101)

Non-performing assets	$90,061	$101,324	$(11,263)

Non-performing assets as a percentage of total assets	0.51%	0.60%	(0.09)%

Loans past due 90 days or more and still accruing	$245,828	$243,630	$2,198

At June 30, 2021, non-accrual loans included 47 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at June 30, 2021 also included $6.2 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2020, non-accrual loans included 60 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2020 also included $10.9 million of loans secured by residential real estate which were classified as loans held for sale.

At June 30, 2021, TDRs were comprised of $1.1 million of loans that are considered to be performing and accruing, and $13.9 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2020, TDRs were comprised of $2.0 million of loans that are considered to be performing and accruing, and $16.0 million of loans that were considered to be non-performing reported in non-accrual loans. In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. Therefore, the Bank is not reporting COVID-19 related modifications as TDRs in accordance with the CARES Act.

OREO decreased from December 31, 2020 to June 30, 2021, primarily due to disposals and valuation adjustments totaling $2.0 million, partially offset by additions of $1.8 million. At both June 30, 2021 and December 31, 2020, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at June 30, 2021 and December 31, 2020, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA-related loans subject to repurchase within our mortgage origination segment. As of June 30, 2021, $149.6 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced it will temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of June 30, 2021. As of June 30, 2021, $145.1 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,
	2021		2020
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,911,205	0.00%	$3,017,070	0.00%
Interest-bearing demand deposits	5,829,890	0.22%	5,120,125	0.49%
Savings deposits	279,481	0.07%	206,715	0.12%
Time deposits	1,574,263	0.97%	1,768,089	1.63%
	$11,594,839	0.24%	$10,111,999	0.54%

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	June 30, 2021		December 31, 2020
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$915,919	1.19%	$695,798	1.46%	$220,121
Notes payable	396,653	5.24%	381,987	4.54%	14,666
Junior subordinated debentures	67,012	3.43%	67,012	4.13%	—
	$1,379,584	2.62%	$1,144,797	2.51%	$234,787

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The increase in short-term borrowings at June 30, 2021, compared with December 31, 2020, included increases in short-term bank loans and commercial paper used by the Hilltop Broker-Dealers to finance their activities, partially offset by a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers. Notes payable at June 30, 2021 was comprised of $149.0 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $196.9 million and mortgage origination segment borrowings of $50.7 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At June 30, 2021, Hilltop had $355.0 million in cash and cash equivalents, a decrease of $19.8 million from $374.8 million at December 31, 2020. This decrease in cash and cash equivalents was primarily due to $19.8 million in cash dividends declared, $49.5 million of stock repurchases, and other general corporate expenses, partially offset by the receipt of $75.0 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

COVID-19

As previously discussed, in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, we took a number of precautionary actions beginning in March 2020 to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

To strengthen the Bank’s available liquidity position during 2020, we raised brokered deposits, as well as swept additional deposits from Hilltop Securities into the Bank. At June 30, 2021, given the continued strong cash and liquidity levels at the Bank, brokered deposits declined to approximately $268 million and the total funds swept from Hilltop Securities into the Bank was approximately $700 million. In addition, we continue to evaluate market conditions to determine the appropriateness of capital market inventory limits at Hilltop Securities.

To meet demand for customer loan advances and satisfy our obligations to repay any debt maturing over the next 12 months, we believe we currently have sufficient liquidity from the available on- and off-balance sheet liquidity sources and our ability to issue debt in the capital markets. We continue to review actions that we may take to further enhance our financial flexibility in the event that market conditions deteriorate for an extended period.

Dividend Declaration

On July 22, 2021, our board of directors declared a quarterly cash dividend of $0.12 per common share, payable on August 31, 2021 to all common stockholders of record as of the close of business on August 13, 2021.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2021, our board of directors authorized a new stock repurchase program through January 2022 pursuant to which we were originally authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. In July 2021, our board of directors authorized, subject to regulatory review, an increase to the aggregate amount of common stock we may repurchase under this program to $150.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

During the six months ended June 30, 2021, we paid $49.5 million to repurchase an aggregate of 1,390,721 shares of common stock at an average price of $35.55 per share. The purchases were funded from available cash balances.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2021, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At June 30, 2021, $200.0 million of our Subordinated Notes was outstanding.

Junior Subordinated Debentures

The Debentures, which are held by four statutory trusts created for the sole purpose of issuing and selling preferred securities and common securities used to acquire the Debentures, have a stated term of 30 years with maturities ranging from July 2031 to February 2038. Interest on the Debentures is payable quarterly and the rate, which resets quarterly, is based on three-month LIBOR plus an average spread of 3.22%. The total average interest rate at June 30, 2021 was 3.37%. The Debentures are callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At June 30, 2021, $67.0 million of PCC’s Debentures were outstanding.

Following receipt of regulatory approval, in June 2021, PCC submitted to the trustee of one of the statutory trusts a notice to redeem in full outstanding Debentures in the principal amount of $18,042,000 (which would result in the full redemption to the holders of the associated preferred securities and common securities) with a target payment date of July 31, 2021. Additionally, PCC currently intends to redeem all outstanding Debentures held by the remaining statutory trusts totaling $49.0 million during the third quarter of 2021. The redemptions are expected to be funded from available cash balances held at PCC.

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

Actual capital amounts and ratios as of June 30, 2021 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

At June 30, 2021, Hilltop had a total capital to risk weighted assets ratio of 23.48%, Tier 1 capital to risk weighted assets ratio of 20.82%, common equity Tier 1 capital to risk weighted assets ratio of 20.22% and a Tier 1 capital to average assets, or leverage, ratio of 12.87%. Accordingly, Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At June 30, 2021, PlainsCapital had a total capital to risk weighted assets ratio of 15.95%, Tier 1 capital to risk weighted assets ratio of 15.00%, common equity Tier 1 capital to risk weighted assets ratio of 15.00% and a Tier 1 capital to average assets, or leverage, ratio of 10.22%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

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

As previously discussed, to meet increased liquidity demands and ensure availability of adequate cash to meet both expected and unexpected funding needs without adversely affecting our daily operations and to improve the Bank’s already strong liquidity position, we raised brokered deposits during 2020 that have a remaining balance of approximately $268 million at June 30, 2021, down from approximately $731 million at December 31, 2020. Further, beginning in March 2020, additional deposits were swept from Hilltop Securities into the Bank. Since June 30, 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced, and is approximately $700 million as of June 30, 2021. As a result, the Bank was able to further fortify its borrowing capacity through access to secured funding sources as summarized in the following table (in millions).

	June 30,	December 31,
	2021	2020
FHLB capacity	$4,476	$4,410
Investment portfolio (available)	1,442	982
Fed deposits (excess daily requirements)	1,345	875
	$7,263	$6,267

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at June 30, 2021 continues to be at a heightened level given the uncertain outlook for 2021 due to the COVID-19 pandemic. While the extent to which COVID-19 will impact the Bank remains uncertain, the Bank is targeting available liquidity of between approximately $5 billion and $6 billion during the remainder of 2021. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. While the Bank began to experience an increase in non-brokered customer deposits during 2020, an economic recovery and improved commercial real estate investment outlook may result in an outflow of deposits at an accelerated pace as customers utilize such available funds for expanded operations and investment opportunities. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.77% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.54% of the Bank’s total deposits at June 30, 2021. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2021, Hilltop Securities had credit arrangements with four unaffiliated banks, with maximum aggregate commitments of up to $600.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At June 30, 2021, Hilltop Securities had borrowed $189.5 million under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The commercial paper notes (“CP Notes”) are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of June 30, 2021, the weighted average maturity of the CP Notes was 157 days at a rate of 1.13% with a weighted average remaining life of 78 days. At June 30, 2021, the aggregate amount outstanding under these secured arrangements was $369.2 million, which was collateralized by securities held for firm accounts valued at $401.8 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank, which have an aggregate commitment of $3.3 billion, of which $2.5 billion was drawn at June 30, 2021. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at June 30, 2021.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At June 30, 2021, these ABAs had combined available lines of credit totaling $170.0 million, $80.0 million of which was with a single unaffiliated bank, and the remaining $90.0 million of which was with the Bank. At June 30, 2021, Ventures Management had outstanding borrowings of $66.8 million, $16.1 million of which was with the Bank.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at June 30, 2021 and outstanding financial and performance standby letters of credit of $89.3 million at June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2020 Form 10-K, except as discussed below.

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

	June 30, 2021
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,930,299	$1,295,259	$1,452,880	$660,386	$204,129	$9,542,953
Securities	254,255	232,279	503,745	348,108	738,361	2,076,748
Federal funds sold and securities purchased under agreements to resell	387	—	—	—	—	387
Other interest sensitive assets	1,353,942	—	—	—	29,487	1,383,429
Total interest sensitive assets	7,538,883	1,527,538	1,956,625	1,008,494	971,977	13,003,517

Interest sensitive liabilities:
Interest bearing checking	$5,816,274	$—	$—	$—	$—	$5,816,274
Savings	293,886	—	—	—	—	293,886
Time deposits	337,045	788,007	108,776	35,700	—	1,269,528
Notes payable and other borrowings	179,162	197	614	769	2,882	183,624
Total interest sensitive liabilities	6,626,367	788,204	109,390	36,469	2,882	7,563,312

Interest sensitivity gap	$912,516	$739,334	$1,847,235	$972,025	$969,095	$5,440,205

Cumulative interest sensitivity gap	$912,516	$1,651,850	$3,499,085	$4,471,110	$5,440,205

Percentage of cumulative gap to total interest sensitive assets	7.02%	12.70%	26.91%	34.38%	41.84%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2021 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$114,686	31.13%	$599,200	32.35%
+200	$74,204	20.14%	$423,566	22.87%
+100	$34,994	9.50%	$219,526	11.85%
-50	$(6,306)	(1.71)%	$(204,000)	(11.02)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2021 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

	June 30, 2021
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$52	$4,666	$17,664	$244,325	$266,707
U.S. government and government agency obligations	15	8,320	(53,451)	257,194	212,078
Corporate obligations	(1,445)	917	6,057	60,096	65,625
Total debt securities	(1,378)	13,903	(29,730)	561,615	544,410
Corporate equity securities	—	—	—	—	—
Other	4,975	—	—	—	4,975
	$3,597	$13,903	$(29,730)	$561,615	$549,385

Weighted average yield
Municipal obligations	0.00%	2.02%	1.95%	3.12%	3.04%
U.S. government and government agency obligations	0.09%	0.47%	1.03%	4.27%	3.65%
Corporate obligations	0.54%	2.96%	3.18%	2.65%	2.64%

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2021	115,000	$35.24	115,000	$65,998,824
May 1 - May 31, 2021	1,122,103	35.91	1,122,103	25,699,683
June 1 - June 30, 2021	3,740	36.96	3,740	25,561,444
Total	1,240,843	$35.85	1,240,843
(1)	On January 22, 2021, we announced that our board of directors authorized a stock repurchase program under which we were originally authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2022. In July 2021, our board of directors authorized, subject to regulatory review, an increase to the aggregate amount of common stock we may repurchase under this program to $150.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

** Furnished herewith.

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

HILLTOP HOLDINGS INC.

Date: July 26, 2021	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)