Form 10-Q
period 2021-09-30
Hilltop Holdings Inc.
filed 2021-10-28
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant's common stock outstanding at October 28, 2021 was 78,960,605.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$2,463,111	$1,062,560
Federal funds sold	406	386
Assets segregated for regulatory purposes	269,506	290,357
Securities purchased under agreements to resell	155,908	80,319
Securities:
Trading, at fair value	609,813	694,255
Available for sale, at fair value, net (amortized cost of $1,996,995 and $1,435,919, respectively)	1,994,183	1,462,205
Held to maturity, at amortized cost, net (fair value of $288,112 and $326,671, respectively)	277,419	311,944
Equity, at fair value	221	140
	2,881,636	2,468,544

Loans held for sale	2,108,878	2,788,386
Loans held for investment, net of unearned income	7,552,926	7,693,141
Allowance for credit losses	(109,512)	(149,044)
Loans held for investment, net	7,443,414	7,544,097

Broker-dealer and clearing organization receivables	1,419,652	1,404,727
Premises and equipment, net	210,026	211,595
Operating lease right-of-use assets	115,942	105,757
Mortgage servicing rights	110,931	143,742
Other assets	526,339	555,983
Goodwill	267,447	267,447
Other intangible assets, net	16,455	20,364
Total assets	$17,989,651	$16,944,264

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$4,433,148	$3,612,384
Interest-bearing	7,699,014	7,629,935
Total deposits	12,132,162	11,242,319

Broker-dealer and clearing organization payables	1,496,923	1,368,373
Short-term borrowings	747,040	695,798
Securities sold, not yet purchased, at fair value	113,064	79,789
Notes payable	395,804	381,987
Operating lease liabilities	134,296	125,450
Junior subordinated debentures	—	67,012
Other liabilities	468,020	632,889
Total liabilities	15,487,309	14,593,617
Commitments and contingencies (see Notes 14 and 15)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 78,959,055 and 82,184,893 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	790	822
Additional paid-in capital	1,270,272	1,317,929
Accumulated other comprehensive income	367	17,763
Retained earnings	1,204,307	986,792
Deferred compensation employee stock trust, net	751	771
Employee stock trust (5,806 and 6,930 shares, at cost, at September 30, 2021 and December 31, 2020, respectively)	(116)	(138)
Total Hilltop stockholders' equity	2,476,371	2,323,939
Noncontrolling interests	25,971	26,708
Total stockholders' equity	2,502,342	2,350,647
Total liabilities and stockholders' equity	$17,989,651	$16,944,264

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$99,769	$104,955	$308,208	$323,983
Securities borrowed	8,585	10,705	53,143	36,915
Securities:
Taxable	12,341	11,035	33,717	38,428
Tax-exempt	2,687	1,687	7,127	4,836
Other	1,796	1,446	4,723	5,472
Total interest income	125,178	129,828	406,918	409,634

Interest expense:
Deposits	5,303	10,700	19,220	37,771
Securities loaned	6,519	8,729	44,350	30,802
Short-term borrowings	2,400	2,346	6,786	9,457
Notes payable	5,465	4,904	15,515	11,090
Junior subordinated debentures	419	608	1,558	2,163
Other	(18)	641	801	1,557
Total interest expense	20,088	27,928	88,230	92,840

Net interest income	105,090	101,900	318,688	316,794
Provision for (reversal of) credit losses	(5,819)	(602)	(39,648)	99,973
Net interest income after provision for (reversal of) credit losses	110,909	102,502	358,336	216,821

Noninterest income:
Net gains from sale of loans and other mortgage production income	203,152	307,896	669,857	753,699
Mortgage loan origination fees	38,780	47,681	124,081	121,576
Securities commissions and fees	34,412	32,496	111,026	106,799
Investment and securities advisory fees and commissions	49,646	36,866	109,609	89,166
Other	41,955	77,772	110,856	171,309
Total noninterest income	367,945	502,711	1,125,429	1,242,549

Noninterest expense:
Employees' compensation and benefits	258,679	294,907	777,518	768,156
Occupancy and equipment, net	25,428	26,124	74,861	71,820
Professional services	14,542	17,522	44,366	48,057
Other	56,525	60,792	168,459	163,422
Total noninterest expense	355,174	399,345	1,065,204	1,051,455

Income from continuing operations before income taxes	123,680	205,868	418,561	407,915
Income tax expense	28,257	46,820	97,261	93,776
Income from continuing operations	95,423	159,048	321,300	314,139
Income from discontinued operations, net of income taxes	—	736	—	34,662
Net income	95,423	159,784	321,300	348,801
Less: Net income attributable to noncontrolling interest	2,517	6,505	8,990	17,410
Income attributable to Hilltop	$92,906	$153,279	$312,310	$331,391

Earnings per common share:
Basic:
Earnings from continuing operations	$1.16	$1.69	$3.84	$3.29
Earnings from discontinued operations	—	0.01	—	0.38
	$1.16	$1.70	$3.84	$3.67
Diluted:
Earnings from continuing operations	$1.15	$1.69	$3.82	$3.29
Earnings from discontinued operations	—	0.01	—	0.38
	$1.15	$1.70	$3.82	$3.67
Weighted average share information:
Basic	80,109	90,200	81,306	90,291
Diluted	80,542	90,200	81,763	90,291

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$95,423	$159,784	$321,300	$348,801
Other comprehensive income:
Change in fair value of cash flow and fair value hedges, net of tax of $88, $92, $522 and $(951), respectively	1,417	311	5,061	(3,266)
Net unrealized gains (losses) on securities available for sale, net of tax of $(2,444), $(99), $(6,619) and $4,554, respectively	(8,143)	(338)	(22,385)	15,512
Reclassification adjustment for gains (losses) included in net income, net of tax of $0, $1, $(21) and $37, respectively	—	4	(72)	125
Comprehensive income	88,697	159,761	303,904	361,172
Less: comprehensive income attributable to noncontrolling interest	2,517	6,505	8,990	17,410

Comprehensive income applicable to Hilltop	$86,180	$153,256	$294,914	$343,762

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2020	90,222	$902	$1,439,686	$23,813	$797,331	$778	8	$(150)	$2,262,360	$29,773	$2,292,133
Net income	—	—	—	—	153,279	—	—	—	153,279	6,505	159,784
Other comprehensive loss	—	—	—	(23)	—	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	3,790	—	—	—	—	—	3,790	—	3,790
Common stock issued to board members	7	—	147	—	—	—	—	—	147	—	147
Issuance of common stock related to share-based awards, net	9	—	(64)	—	—	—	—	—	(64)	—	(64)
Repurchases of common stock	—	—	29	—	(30)	—	—	—	(1)	—	(1)
Dividends on common stock ($0.09 per share)	—	—	—	—	(8,119)	—	—	—	(8,119)	—	(8,119)
Deferred compensation plan	—	—	—	—	—	(4)	(1)	7	3	—	3
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(8,917)	(8,917)
Balance, September 30, 2020	90,238	$902	$1,443,588	$23,790	$942,461	$774	7	$(143)	$2,411,372	$27,361	$2,438,733

Balance, June 30, 2021	81,153	$812	$1,302,439	$7,093	$1,159,304	$754	6	$(121)	$2,470,281	$26,095	$2,496,376
Net income	—	—	—	—	92,906	—	—	—	92,906	2,517	95,423
Other comprehensive loss	—	—	—	(6,726)	—	—	—	—	(6,726)	—	(6,726)
Stock-based compensation expense	—	—	4,103	—	—	—	—	—	4,103	—	4,103
Common stock issued to board members	5	—	152	—	—	—	—	—	152	—	152
Issuance of common stock related to share-based awards, net	43	—	(441)	—	—	—	—	—	(441)	—	(441)
Repurchases of common stock	(2,242)	(22)	(35,981)	—	(38,157)	—	—	—	(74,160)	—	(74,160)
Dividends on common stock ($0.12 per share)	—	—	—	—	(9,746)	—	—	—	(9,746)	—	(9,746)
Deferred compensation plan	—	—	—	—	—	(3)	—	5	2	—	2
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,641)	(2,641)
Balance, September 30, 2021	78,959	$790	$1,270,272	$367	$1,204,307	$751	6	$(116)	$2,476,371	$25,971	$2,502,342

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	331,391	—	—	—	331,391	17,410	348,801
Other comprehensive income	—	—	—	12,371	—	—	—	—	12,371	—	12,371
Stock-based compensation expense	—	—	10,549	—	—	—	—	—	10,549	—	10,549
Common stock issued to board members	25	—	439	—	—	—	—	—	439	—	439
Issuance of common stock related to share-based awards, net	293	3	(1,091)	—	—	—	—	—	(1,088)	—	(1,088)
Repurchases of common stock	(721)	(7)	(11,542)	—	(3,701)	—	—	—	(15,250)	—	(15,250)
Dividends on common stock ($0.27 per share)	—	—	—	—	(24,398)	—	—	—	(24,398)	—	(24,398)
Deferred compensation plan	—	—	—	—	—	(2)	(1)	12	10	—	10
Adoption of accounting standards	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(15,806)	(15,806)
Balance, September 30, 2020	90,238	$902	$1,443,588	$23,790	$942,461	$774	7	$(143)	$2,411,372	$27,361	$2,438,733

Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	312,310	—	—	—	312,310	8,990	321,300
Other comprehensive loss	—	—	—	(17,396)	—	—	—	—	(17,396)	—	(17,396)
Stock-based compensation expense	—	—	12,889	—	—	—	—	—	12,889	—	12,889
Common stock issued to board members	13	—	449	—	—	—	—	—	449	—	449
Issuance of common stock related to share-based awards, net	394	3	(2,694)	—	—	—	—	—	(2,691)	—	(2,691)
Repurchases of common stock	(3,633)	(35)	(58,301)	—	(65,295)	—	—	—	(123,631)	—	(123,631)
Dividends on common stock ($0.36 per share)	—	—	—	—	(29,500)	—	—	—	(29,500)	—	(29,500)
Deferred compensation plan	—	—	—	—	—	(20)	(1)	22	2	—	2
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(9,727)	(9,727)
Balance, September 30, 2021	78,959	$790	$1,270,272	$367	$1,204,307	$751	6	$(116)	$2,476,371	$25,971	$2,502,342

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$321,300	$348,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(39,648)	99,973
Depreciation, amortization and accretion, net	18,393	15,093
Deferred income taxes	(382)	(73)
Other, net	14,049	4,145
Net change in securities purchased under agreements to resell	(75,589)	(31,072)
Net change in trading securities	84,442	21,825
Net change in broker-dealer and clearing organization receivables	(223,819)	491,035
Net change in other assets	(50,625)	(94,997)
Net change in broker-dealer and clearing organization payables	152,755	(273,013)
Net change in other liabilities	(105,402)	147,058
Net change in securities sold, not yet purchased	33,275	12,206
Proceeds from sale of mortgage servicing rights asset	116,000	18,650
Change in valuation of mortgage servicing rights asset	(12,821)	32,408
Net gains from sales of loans	(669,857)	(753,699)
Loans originated for sale	(21,563,008)	(19,351,752)
Proceeds from loans sold	22,874,493	19,417,331
Net cash provided by operating activities for continuing operations	873,556	103,919
Net cash used in operating activities for discontinued operations	—	(29,269)
Net cash provided by operating activities	873,556	74,650
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	34,082	69,937
Proceeds from sales, maturities and principal reductions of securities available for sale	507,365	321,049
Purchases of securities held to maturity	—	(7,553)
Purchases of securities available for sale	(1,075,154)	(704,933)
Net change in loans held for investment	360,518	(647,420)
Purchases of premises and equipment and other assets	(22,079)	(25,331)
Proceeds from sales of premises and equipment and other real estate owned	4,252	20,912
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	(82)	22,847
Net cash used in investing activities for continuing operations	(191,098)	(950,492)
Net cash provided by investing activities for discontinued operations	—	1,941
Net cash received from disposal of discontinued operations	—	85,499
Net cash used in investing activities	(191,098)	(863,052)
Financing Activities
Net change in deposits	865,638	2,208,031
Net change in short-term borrowings	51,203	(645,160)
Proceeds from notes payable	739,372	1,200,343
Payments on notes payable	(792,893)	(1,060,681)
Payments to repurchase common stock	(123,631)	(15,250)
Dividends paid on common stock	(29,500)	(24,398)
Net cash distributed to noncontrolling interest	(9,727)	(15,806)
Other, net	(3,200)	(1,560)
Net cash provided by financing activities	697,262	1,645,519

Net change in cash, cash equivalents and restricted cash	1,379,720	857,117
Cash, cash equivalents and restricted cash, beginning of period	1,353,303	642,789
Cash, cash equivalents and restricted cash, end of period	$2,733,023	$1,499,906

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$2,463,111	$1,277,865
Federal funds sold	406	420
Assets segregated for regulatory purposes	269,506	221,621
Total cash, cash equivalents and restricted cash	$2,733,023	$1,499,906
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$85,069	$87,798
Cash paid for income taxes, net of refunds	$83,129	$87,581
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$2,924	$13,669
Additions to mortgage services rights	$70,368	$123,266

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

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of National Lloyds Corporation (“NLC”), which comprised the operations of the former insurance segment, for cash proceeds of $154.1 million, and was subject to post-closing adjustments. Accordingly, NLC’s results for the three and nine months ended September 30, 2020 have been presented as discontinued operations in the consolidated financial statements. For further details, see Note 3 to the consolidated financial statements.

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

PCC also owned 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which were not included in the consolidated financial statements under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) because the primary beneficiaries of the Trusts are not within the consolidated group. Following receipt of regulatory approval, during June, July and August 2021, PCC submitted to the trustees of each of the Trusts notices to redeem in full outstanding junior subordinated debentures of $67.0 million issued by PCC, which resulted in the full redemption to the holders of the associated preferred securities and common securities during the third quarter of 2021.

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

Notes to Consolidated Financial Statements (continued)

(Unaudited)

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2021

In January 2020, FASB issued Accounting Standards Update (“ASU”) 2020-01 to clarify the interaction among ASC 321, ASC 323, and ASC 815 for equity securities, equity method investments, and certain financial instruments to acquire equity securities. ASU 2020-01 clarifies whether re-measurement of equity investments is appropriate when observable transactions cause the equity method to be triggered or discontinued. ASU 2020-01 also provides that certain forward contracts and purchased options to acquire equity securities will be measured under ASC 321 without an assessment of subsequent accounting upon settlement or exercise. The amendment is effective in periods beginning after December 15, 2020. The Company adopted the provisions of this amendment as of January 1, 2021. The adoption of these provisions did not have a material impact on its consolidated financial statements.

In July 2021, FASB issued ASU 2021-05, which amends ASC 842 to require lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. As permitted within the amendment, the Company elected to early adopt the provisions as of July 31, 2021. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In August 2021, FASB issued ASU 2021-06 to both clarify and improve disclosures related to depository lending and investment companies. The amendments in ASU 2021-06 are effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of adoption on its consolidated financial statements, but does not believe the adoption of this amendment will have a material impact on its consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the results of discontinued operations for NLC for the periods indicated (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Interest income:
Securities:
Taxable	$—	$1,752
Other	—	71
Total interest income	—	1,823

Interest expense:
Notes payable	—	775

Noninterest income:
Net insurance premiums earned	—	65,077
Other	—	3,051
Total noninterest income	—	68,128

Noninterest expense:
Employees' compensation and benefits	—	6,002
Occupancy and equipment, net	—	464
Professional services	—	18,201
Loss and loss adjustment expenses	—	38,419
Other	—	3,987
Total noninterest expense	—	67,073

Income from discontinued operations before income taxes	—	2,103
Gain on disposal of discontinued operations	736	33,077
Income tax expense	—	518
Income from discontinued operations, net of income taxes	$736	$34,662

Reinsurance Activity

The effects of reinsurance on premiums written and earned are included within discontinued operations and are summarized as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Written	Earned	Written	Earned
Premiums from direct business	$—	$—	$63,811	$61,384
Reinsurance assumed	—	—	6,396	6,452
Reinsurance ceded	—	—	(2,759)	(2,759)
Net premiums	$—	$—	$67,448	$65,077

The effects of reinsurance on incurred losses and LAE are included within discontinued operations and are as follows (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Losses and LAE incurred	$—	$38,225
Reinsurance recoverables	—	194
Net loss and LAE incurred	$—	$38,419

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2021 and December 31, 2020, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.90 billion and $2.52 billion, respectively, and the unpaid principal balance of those loans was $1.85 billion and $2.41 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2021	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,301	$601,512	$—	$609,813
Available for sale securities	—	1,994,183	—	1,994,183
Equity securities	221	—	—	221
Loans held for sale	—	1,828,626	72,519	1,901,145
Derivative assets	—	89,440	—	89,440
MSR asset	—	—	110,931	110,931
Securities sold, not yet purchased	79,725	33,339	—	113,064
Derivative liabilities	—	27,349	—	27,349

	Level 1	Level 2	Level 3	Total
December 31, 2020	Inputs	Inputs	Inputs	Fair Value
Trading securities	$45,390	$648,865	$—	$694,255
Available for sale securities	—	1,462,205	—	1,462,205
Equity securities	140	—	—	140
Loans held for sale	—	2,449,588	71,816	2,521,404
Derivative assets	—	126,898	—	126,898
MSR asset	—	—	143,742	143,742
Securities sold, not yet purchased	54,494	25,295	—	79,789
Derivative liabilities	—	74,598	—	74,598

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2021
Loans held for sale	$71,433	$18,817	$(22,207)	$(2,291)	$6,767	$—	$72,519
MSR asset	124,497	20,252	(31,366)	—	(2,452)	—	110,931
Total	$195,930	$39,069	$(53,573)	$(2,291)	$4,315	$—	$183,450

Nine months ended September 30, 2021
Loans held for sale	$71,816	$50,273	$(51,718)	$(4,099)	$6,247	$—	$72,519
MSR asset	143,742	70,368	(116,000)	—	12,821	—	110,931
Total	$215,558	$120,641	$(167,718)	$(4,099)	$19,068	$—	$183,450

Three months ended September 30, 2020
Loans held for sale	$91,936	$5,338	$(20,182)	$1,097	$(6,003)	$—	$72,186
MSR asset	81,264	59,351	—	—	(12,903)	—	127,712
Total	$173,200	$64,689	$(20,182)	$1,097	$(18,906)	$—	$199,898

Nine months ended September 30, 2020
Loans held for sale	$67,195	$53,961	$(51,125)	$10,064	$(7,909)	$—	$72,186
MSR asset	55,504	123,266	(18,650)	—	(32,408)	—	127,712
Total	$122,699	$177,227	$(69,775)	$10,064	$(40,317)	$—	$199,898

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2021.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	September 30, 2021				December 31, 2020
Loans held for sale	Market comparable	Projected price	94	-	96%	(96%)	91	-	94%	(94%)

MSR asset	Discounted cash flows	Constant prepayment rate			10.02%				12.15%
		Discount rate			14.31%				14.60%

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

The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment and discount rates, the most significant unobservable inputs, are discussed further in Note 8 to the consolidated financial statements. The decrease in the prepayment rate used to value the MSR asset at September 30, 2021, compared to December 31, 2020, reflects the effect of increased mortgage rates reducing consumer refinancing activity.

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

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(32,694)	$—	$(32,694)	$(9,167)	$—	$(9,167)
MSR asset	(2,452)	—	(2,452)	(12,903)	—	(12,903)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(55,211)	$—	$(55,211)	$49,311	$—	$49,311
MSR asset	12,821	—	12,821	(32,408)	—	(32,408)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2021	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,463,517	$2,463,517	$—	$—	$2,463,517
Assets segregated for regulatory purposes	269,506	269,506	—	—	269,506
Securities purchased under agreements to resell	155,908	—	155,908	—	155,908
Held to maturity securities	277,419	—	288,112	—	288,112
Loans held for sale	207,733	—	207,733	—	207,733
Loans held for investment, net	7,443,414	—	645,901	7,084,518	7,730,419
Broker-dealer and clearing organization receivables	1,419,652	—	1,419,652	—	1,419,652
Other assets	71,464	—	69,938	1,526	71,464

Financial liabilities:
Deposits	12,132,162	—	12,137,502	—	12,137,502
Broker-dealer and clearing organization payables	1,496,923	—	1,496,923	—	1,496,923
Short-term borrowings	747,040	—	747,040	—	747,040
Debt	395,804	—	395,804	—	395,804
Other liabilities	10,099	—	10,099	—	10,099

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2020	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,062,946	$1,062,946	$—	$—	$1,062,946
Assets segregated for regulatory purposes	290,357	290,357	—	—	290,357
Securities purchased under agreements to resell	80,319	—	80,319	—	80,319
Held to maturity securities	311,944	—	326,671	—	326,671
Loans held for sale	266,982	—	266,982	—	266,982
Loans held for investment, net	7,544,097	—	437,007	7,351,411	7,788,418
Broker-dealer and clearing organization receivables	1,404,727	—	1,404,727	—	1,404,727
Other assets	74,881	—	73,111	1,770	74,881

Financial liabilities:
Deposits	11,242,319	—	11,256,629	—	11,256,629
Broker-dealer and clearing organization payables	1,368,373	—	1,368,373	—	1,368,373
Short-term borrowings	695,798	—	695,798	—	695,798
Debt	448,999	—	448,999	—	448,999
Other liabilities	6,133	—	6,133	—	6,133

The Company held equity investments other than securities of $53.9 million and $63.6 million at September 30, 2021 and December 31, 2020, respectively, which are included within other assets in the consolidated balance sheets. Of the $53.9 million of such equity investments held at September 30, 2021, $16.5 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$26,988	$20,613	$22,844	$19,771
Upward adjustments	122	2,221	6,006	3,852
Impairments and downward adjustments	(253)	(826)	(1,017)	(1,615)
Dispositions	(10,390)	—	(11,366)	—
Balance, end of period	$16,467	$22,008	$16,467	$22,008

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2021	2020
U.S. Treasury securities	$3,401	$40,491
U.S. government agencies:
Bonds	14,883	40
Residential mortgage-backed securities	196,241	336,081
Commercial mortgage-backed securities	—	876
Collateralized mortgage obligations	54,065	69,172
Corporate debt securities	72,029	62,481
States and political subdivisions	264,044	171,573
Private-label securitized product	177	8,571
Other	4,973	4,970
Totals	$609,813	$694,255

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $113.1 million and $79.8 million at September 30, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,972	$—	$(16)	$4,956
U.S. government agencies:
Bonds	45,181	1,010	(72)	46,119
Residential mortgage-backed securities	901,720	10,784	(8,247)	904,257
Commercial mortgage-backed securities	205,290	476	(8,129)	197,637
Collateralized mortgage obligations	794,258	3,992	(4,241)	794,009
States and political subdivisions	45,574	1,887	(256)	47,205
Totals	$1,996,995	$18,149	$(20,961)	$1,994,183

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$82,036	$1,095	$(325)	$82,806
Residential mortgage-backed securities	624,863	17,194	(446)	641,611
Commercial mortgage-backed securities	124,929	768	(1,159)	124,538
Collateralized mortgage obligations	559,362	6,916	(370)	565,908
States and political subdivisions	44,729	2,613	—	47,342
Totals	$1,435,919	$28,586	$(2,300)	$1,462,205

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$10,755	$518	$—	$11,273
Commercial mortgage-backed securities	150,060	6,727	—	156,787
Collateralized mortgage obligations	48,210	1,070	—	49,280
States and political subdivisions	68,394	2,402	(24)	70,772
Totals	$277,419	$10,717	$(24)	$288,112

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$13,547	$708	$—	$14,255
Commercial mortgage-backed securities	152,820	9,205	—	162,025
Collateralized mortgage obligations	74,932	2,036	—	76,968
States and political subdivisions	70,645	2,778	—	73,423
Totals	$311,944	$14,727	$—	$326,671

Additionally, the Company had unrealized net gains of $0.2 and $0.1 million at September 30, 2021 and December 31, 2020, respectively, from equity securities with fair values of $0.2 million and $0.1 million held at September 30, 2021 and December 31, 2020, respectively. The Company recognized nominal net gains and net losses during the three and nine months ended September 30, 2021 and 2020, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and nine months ended September 30, 2021 and 2020, net gains recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2021			December 31, 2020
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	1	$4,956	$16	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	4,956	16	—	—	—
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	4,985	15	8	60,298	325
Unrealized loss for twelve months or longer	1	6,389	57	—	—	—
	2	11,374	72	8	60,298	325
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	58	608,502	7,983	15	86,287	429
Unrealized loss for twelve months or longer	5	27,357	264	—	—	—
	63	635,859	8,247	15	86,287	429
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	11	132,020	4,765	10	105,386	1,176
Unrealized loss for twelve months or longer	7	59,021	3,364	—	—	—
	18	191,041	8,129	10	105,386	1,176
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	39	363,054	3,943	10	101,990	324
Unrealized loss for twelve months or longer	7	46,686	298	5	13,611	46
	46	409,740	4,241	15	115,601	370
States and political subdivisions:
Unrealized loss for less than twelve months	25	8,993	256	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	25	8,993	256	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	135	1,122,510	16,978	43	353,961	2,254
Unrealized loss for twelve months or longer	20	139,453	3,983	5	13,611	46
	155	$1,261,963	$20,961	48	$367,572	$2,300

	September 30, 2021			December 31, 2020
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
States and political subdivisions:
Unrealized loss for less than twelve months	6	$1,831	$21	2	$578	$—
Unrealized loss for twelve months or longer	1	264	3	—	—	—
	7	2,095	24	2	578	—
Total held to maturity:
Unrealized loss for less than twelve months	6	1,831	21	2	578	—
Unrealized loss for twelve months or longer	1	264	3	—	—	—
	7	$2,095	$24	2	$578	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2021 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,025	$2,053	$667	$682
Due after one year through five years	36,055	37,118	1,179	1,199
Due after five years through ten years	15,487	16,096	14,094	14,643
Due after ten years	42,160	43,013	52,454	54,248
	95,727	98,280	68,394	70,772

Residential mortgage-backed securities	901,720	904,257	10,755	11,273
Collateralized mortgage obligations	794,258	794,009	48,210	49,280
Commercial mortgage-backed securities	205,290	197,637	150,060	156,787
	$1,996,995	$1,994,183	$277,419	$288,112

The Company recognized net gains of $2.0 million and $86.2 million from its trading portfolio during the three months ended September 30, 2021 and 2020, respectively, and $21.8 million and $106.7 million during the nine months ended September 30, 2021 and 2020, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $17.0 million and net losses from structured product trading activities of $14.4 million during the three months ended September 30, 2021 and 2020, respectively, and net gains from structured product trading activities of $52.1 million and $27.8 million during the nine months ended September 30, 2021 and 2020, respectively. The Company had nominal other realized gains on securities during the three months ended September 30, 2021 and 2020, respectively. Other realized losses on securities during the nine months ended September 30, 2021 were $0.1 million, compared with other realized gains on securities of $0.2 million during the nine months ended September 30, 2020. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $704.1 million and $712.3 million (with a fair value of $718.3 million and $733.8 million, respectively) at September 30, 2021 and December 31, 2020, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at September 30, 2021 and December 31, 2020.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2021	2020
Commercial real estate	$3,032,141	$3,133,903
Commercial and industrial (1)	1,950,797	2,627,774
Construction and land development	789,693	828,852
1-4 family residential	1,104,847	629,938
Consumer	29,547	35,667
Broker-dealer (2)	645,901	437,007
	7,552,926	7,693,141
Allowance for credit losses	(109,512)	(149,044)
Total loans held for investment, net of allowance	$7,443,414	$7,544,097
(1)	Included loans totaling $133.2 million and $486.7 million at September 30, 2021 and December 31, 2020, respectively, funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	September 30, 2021			December 31, 2020			Interest Income Recognized
	With	With No		With	With No		Three Months Ended September 30,		Nine Months Ended September 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2021	2020	2021	2020
Commercial real estate:
Non-owner occupied	$417	$900	$1,317	$1,213	$445	$1,658	$76	$99	$204	$88
Owner occupied	3,071	1,317	4,388	3,473	6,002	9,475	345	156	574	241
Commercial and industrial	21,291	8,517	29,808	10,821	23,228	34,049	179	312	653	714
Construction and land development	2	364	366	102	405	507	13	36	48	89
1-4 family residential	1,432	18,476	19,908	4,726	16,651	21,377	796	134	2,837	1,299
Consumer	24	—	24	28	—	28	1	2	(120)	(1)
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$26,237	$29,574	$55,811	$20,363	$46,731	$67,094	$1,410	$739	$4,196	$2,430

At September 30, 2021 and December 31, 2020, $5.3 million and $10.9 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis decreased $11.3 million from December 31, 2020 to September 30, 2021, primarily due to decreases in commercial real estate owner occupied loans of $5.1 million, commercial and industrial loans of $4.2 million, and 1-4 family residential loans of $1.5 million. The respective decreases in commercial real estate owner occupied loans and commercial and industrial loans in non-accrual status since December 31, 2020 were primarily due to principal paydowns associated with five relationships.

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

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends certain relief provisions from the March CARES Act that were set to expire at the end of 2020. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Bank’s COVID-19 payment deferral programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan. The Bank’s actions included approval of approximately $1.0 billion in COVID-19 related loan modifications as of December 31, 2020. During 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $15 million of new COVID-19 related loan modifications since December 31, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $17 million as of September 30, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans may represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank remains uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-accrual status during future periods is uncertain and will depend on future developments that cannot be predicted.

During the three months ended September 30, 2021 there were no TDRs granted that do not qualify for the CARES Act exemption, while there was one TDR granted during the nine months ended September 30, 2021 with an aggregate balance at date of extension and at September 30, 2021 of $0.7 million that does not qualify for the CARES Act exemption. During the three months ended September 30, 2020 there were no TDRs granted, while there were two TDRs granted during the nine months ended September 30, 2020 with an aggregate balance at date of extension of $7.8 million and an aggregate balance at September 30, 2020 of $3.2 million. The Bank had no unadvanced commitments to borrowers whose loans had been restructured in TDRs at September 30, 2021 and nominal commitments to such borrowers at December 31, 2020. There were $0.1 million TDRs granted during the twelve months preceding September 30, 2021, while there were no TDRs granted during the twelve months preceding September 30, 2020, for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total Past	Current	Total	Past Due
September 30, 2021	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,621	$—	$199	$1,820	$1,722,798	$1,724,618	$—
Owner occupied	149	—	2,274	2,423	1,305,100	1,307,523	—
Commercial and industrial	603	632	13,936	15,171	1,935,626	1,950,797	1
Construction and land development	10	77	—	87	789,606	789,693	—
1-4 family residential	4,009	1,676	7,021	12,706	1,092,141	1,104,847	88
Consumer	154	3	23	180	29,367	29,547	—
Broker-dealer	—	—	—	—	645,901	645,901	—
	$6,546	$2,388	$23,453	$32,387	$7,520,539	$7,552,926	$89

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

In addition to the loans shown in the tables above, PrimeLending had $175.6 million and $243.6 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $177.2 million and $245.5 million, respectively) that were 90 days past due and accruing interest at September 30, 2021 and December 31, 2020, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of September 30, 2021, PrimeLending had $99.5 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

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

	Amortized Cost Basis by Origination Year
						2016 and
September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$17,984	$14,856	$24,145	$9,102	$1,379	$19,704	$(4)	$87,166
Internal Grade 4-7 (Pass normal risk)	235,408	207,049	113,457	50,614	42,473	68,139	33,405	750,545
Internal Grade 8-11 (Pass high risk and watch)	92,225	226,326	128,586	96,780	56,898	142,747	1,219	744,781
Internal Grade 12 (Special mention)	—	—	3,167	1,210	—	3,423	—	7,800
Internal Grade 13 (Substandard accrual)	24,370	8,995	16,142	16,866	17,809	48,727	100	133,009
Internal Grade 14 (Substandard non-accrual)	417	—	—	—	—	900	—	1,317
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$116,722	$64,383	$17,413	$29,476	$32,386	$37,852	$4	$298,236
Internal Grade 4-7 (Pass normal risk)	149,531	123,342	120,207	89,486	27,442	83,316	15,191	608,515
Internal Grade 8-11 (Pass high risk and watch)	49,084	107,022	44,373	83,934	20,594	34,431	7,888	347,326
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	576	14,642	5,331	7,691	6,828	13,990	—	49,058
Internal Grade 14 (Substandard non-accrual)	1,602	—	(3)	350	2,271	168	—	4,388
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$20,215	$32,018	$26,301	$7,741	$8,963	$2,655	$58,993	$156,886
Internal Grade 4-7 (Pass normal risk)	87,493	100,455	31,496	25,226	15,217	16,710	275,095	551,692
Internal Grade 8-11 (Pass high risk and watch)	84,927	87,955	39,591	15,075	7,662	7,076	292,171	534,457
Internal Grade 12 (Special mention)	—	23	—	—	—	—	2,106	2,129
Internal Grade 13 (Substandard accrual)	2,250	10,839	1,471	7,280	4,212	3,875	6,699	36,626
Internal Grade 14 (Substandard non-accrual)	6,619	17,977	511	1,772	225	87	2,617	29,808
Construction and land development
Internal Grade 1-3 (Pass low risk)	$15,898	$27,992	$5,166	$3,746	$241	$4,078	$1,450	$58,571
Internal Grade 4-7 (Pass normal risk)	212,531	170,416	39,782	11,603	1,982	3,310	25,021	464,645
Internal Grade 8-11 (Pass high risk and watch)	91,197	75,871	48,342	1,125	469	1,945	22,608	241,557
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	—	28	—	5,347	—	—	5,375
Internal Grade 14 (Substandard non-accrual)	381	—	—	—	—	(15)	—	366
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	944	287	—	1,226	—	—	—	2,457
FICO greater than 720	10,396	5,744	—	—	—	—	—	16,140
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	582	—	—	—	—	—	—	582
1-4 family residential
FICO less than 620	$472	$1,556	$722	$3,632	$53	$26,855	$255	$33,545
FICO between 620 and 720	14,627	12,452	8,093	7,748	7,196	35,937	911	86,964
FICO greater than 720	561,557	140,097	60,302	34,483	19,508	59,801	3,757	879,505
Substandard non-accrual	—	14	1,063	273	122	18,436	—	19,908
Other (1)	58,137	9,604	8,406	4,821	790	2,300	867	84,925
Consumer
FICO less than 620	$967	$577	$437	$55	$74	$50	$346	$2,506
FICO between 620 and 720	3,478	1,811	976	188	444	78	1,887	8,862
FICO greater than 720	4,066	3,088	979	468	58	18	3,385	12,062
Substandard non-accrual	—	—	—	—	23	1	—	24
Other (1)	3,891	1,349	416	41	14	27	355	6,093

Total loans with credit quality measures	$1,868,547	$1,466,740	$746,900	$512,012	$280,680	$636,621	$756,326	$6,267,826
Commercial and industrial (mortgage warehouse lending)								$505,976
Commercial and industrial (Paycheck Protection Program loans)								$133,223
Broker-Dealer (margin loans and correspondent receivables)								$645,901
Total loans held for investment								$7,552,926

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2021. In addition, as of September 30, 2021, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio at transition.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management revised its methodology for determining the allowance for credit losses upon the implementation of the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of September 30, 2021. While the Company believes it has an appropriate allowance for the existing loan portfolio at September 30, 2021, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2020 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of September 30, 2021, the Company utilized a single macroeconomic alternative baseline, or S7, scenario published by Moody’s Analytics in September 2021 that was updated to reflect the U.S. economic outlook. This alternative baseline scenario reflects the initial continuing recovery of the economy, as in the baseline scenario published by Moody’s Analytics, in addition to the risk of acceleration of inflation followed by a Federal Reserve policy response that would tighten credit and cause the economy to fall into recession. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

During the three and nine months ended September 30, 2021, the decreases in the allowance reflect improvement in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $11.0 million and $45.2 million, respectively. Such reversals were primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2021 included a provision for credit losses of $5.2 million and $5.6 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during both the three and nine months ended September 30, 2021 were also impacted by net recoveries of $0.1 million.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2021	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$77,633	$—	$(8,993)	$(124)	$19	$68,535
Commercial and industrial	27,866	—	2,398	(317)	598	30,545
Construction and land development	5,185	—	(85)	—	—	5,100
1-4 family residential	3,659	—	946	(87)	20	4,538
Consumer	592	—	(41)	(73)	26	504
Broker-dealer	334	—	(44)	—	—	290
Total	$115,269	$—	$(5,819)	$(601)	$663	$109,512

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2021	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$109,629	$—	$(41,037)	$(310)	$253	$68,535
Commercial and industrial	27,703	—	2,848	(1,738)	1,732	30,545
Construction and land development	6,677	—	(1,577)	—	—	5,100
1-4 family residential	3,946	—	358	(248)	482	4,538
Consumer	876	—	(317)	(226)	171	504
Broker-dealer	213	—	77	—	—	290
Total	$149,044	$—	$(39,648)	$(2,522)	$2,638	$109,512

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$106,551	$—	$(2,527)	$(29)	$571	$104,566
Commercial and industrial	31,863	—	7,274	(1,341)	382	38,178
Construction and land development	8,393	—	(2,123)	—	—	6,270
1-4 family residential	7,399	—	(2,213)	(144)	10	5,052
Consumer	1,429	—	(411)	(100)	84	1,002
Broker-dealer	748	—	(602)	—	—	146
Total	$156,383	$—	$(602)	$(1,614)	$1,047	$155,214

	Balance,	Transition	Provision for		Recoveries on	Balance,
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2020	Period	CECL	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$31,595	$8,073	$68,823	$(4,517)	$592	$104,566
Commercial and industrial	17,964	3,193	30,896	(15,325)	1,450	38,178
Construction and land development	4,878	577	815	(2)	2	6,270
1-4 family residential	6,386	(29)	(813)	(517)	25	5,052
Consumer	265	748	154	(473)	308	1,002
Broker-dealer	48	—	98	—	—	146
Total	$61,136	$12,562	$99,973	$(20,834)	$2,377	$155,214

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$7,981	$9,031	$8,388	$2,075
Transition adjustment CECL accounting standard	—	—	—	3,837
Other noninterest expense	(1,183)	287	(1,590)	3,406
Balance, end of period	$6,798	$9,318	$6,798	$9,318

As previously discussed, the Company adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three and nine months ended September 30, 2020, the increase in the reserve for unfunded commitments was primarily due to the macroeconomic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions. During the three and nine months ended September 30, 2021, the decreases in the reserve for unfunded commitments were primarily due to improvements in loan expected loss rates.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$124,497	$81,264	$143,742	$55,504
Additions	20,252	59,351	70,368	123,266
Sales	(31,366)	—	(116,000)	(18,650)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	3,525	(10,145)	32,199	(26,023)
Due to customer payoffs	(5,977)	(2,758)	(19,378)	(6,385)
Balance, end of period	$110,931	$127,712	$110,931	$127,712

			September 30,	December 31,
			2021	2020
Mortgage loans serviced for others (2)			$8,672,818	$14,643,623
MSR asset as a percentage of serviced mortgage loans			1.28%	0.98%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions. Included in the three and nine months ended September 30, 2021 are MSR asset fair value adjustments totaling $3.3 million and $22.2 million, respectively, which reflect the difference between the MSR asset carrying values and the sale prices reflected in the letters of intent to sell the applicable MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2021	2020
Weighted average constant prepayment rate	10.02%	12.15%
Weighted average discount rate	14.31%	14.60%
Weighted average life (in years)	7.1	6.3

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2021	2020
Constant prepayment rate:
Impact of 10% adverse change	$(2,467)	$(5,639)
Impact of 20% adverse change	(5,043)	(11,164)
Discount rate:
Impact of 10% adverse change	(3,885)	(6,435)
Impact of 20% adverse change	(7,399)	(12,287)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $15.6 million and $10.3 million during the three months ended September 30, 2021 and 2020, respectively, and $47.9 million and $21.3 million during the nine months ended September 30, 2021 and 2020, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2021	2020
Noninterest-bearing demand	$4,433,148	$3,612,384
Interest-bearing:
Demand accounts	2,906,009	2,399,341
Brokered - demand	104,796	282,426
Money market	3,132,456	2,716,878
Brokered - money market	108,196	124,243
Savings	306,755	276,327
Time	1,110,325	1,506,435
Brokered - time	30,477	324,285
	$12,132,162	$11,242,319

10. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2021	2020
Federal funds purchased	$159,825	$180,325
Securities sold under agreements to repurchase	155,294	237,856
Federal Home Loan Bank	—	—
Short-term bank loans	64,000	—
Commercial paper	367,921	277,617
	$747,040	$695,798

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

	Nine Months Ended September 30,
	2021	2020
Average balance during the period	$328,853	$547,925
Average interest rate during the period	0.37%	1.03%

	September 30,	December 31,
	2021	2020
Average interest rate at end of period	0.29%	0.25%
Securities underlying the agreements at end of period:
Carrying value	$156,402	$237,913
Estimated fair value	$172,111	$262,554

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

	Nine Months Ended September 30,
	2021	2020
Average balance during the period	$—	$51,606
Average interest rate during the period	—%	1.62%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2021 was 1.25%.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of September 30, 2021, the weighted average maturity of the CP Notes was 159 days at a rate of 1.06%, with a weighted average remaining life of 85 days. At September 30, 2021, the aggregate amount outstanding under these secured arrangements was $367.9 million, which was collateralized by securities held for firm accounts valued at $400.5 million.

11. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2021	2020
Senior Notes due April 2025, net of discount of $931 and $1,063, respectively	$149,069	$148,937
Subordinated Notes due May 2030, net of discount of $727 and $793, respectively	49,273	49,207
Subordinated Notes due May 2035, net of discount of $2,264 and $2,392, respectively	147,736	147,608
Ventures Management lines of credit	49,726	36,235
	$395,804	$381,987

12. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	September 30,	December 31,
	2021	2020
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(5,210)	(4,768)
Premises and equipment, net	$2,570	$3,012

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$9,727	$11,067	$29,130	$32,318
Less operating lease and sublease income	(343)	(363)	(1,024)	(1,336)
Net operating lease cost	$9,384	$10,704	$28,106	$30,982

Finance lease cost:
Amortization of ROU assets	$147	$147	$442	$442
Interest on lease liabilities	129	139	396	424
Total finance lease cost	$276	$286	$838	$866

Supplemental cash flow information related to leases is as follows (in thousands).

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,160	$27,994
Operating cash flows from finance leases	396	424
Financing cash flows from finance leases	509	472
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37,086	$8,773
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	September 30, 2021		December 31, 2020
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	6.0	4.01%	5.5	4.67%
Finance	5.0	4.83%	5.6	4.81%

Future minimum lease payments under lease agreements as of September 30, 2021, are presented below (in thousands).

	Operating Leases	Finance Leases
2021	$444	$307
2022	33,994	1,241
2023	29,196	1,280
2024	21,068	1,163
2025	15,669	886
Thereafter	51,163	1,411
Total minimum lease payments	151,534	6,288
Less amount representing interest	(17,238)	(1,938)
Lease liabilities	$134,296	$4,350

As of September 30, 2021, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $1.6 million. These operating leases are expected to commence between October 2021 and December 2021 with lease terms ranging from three to six years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

13. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates from continuing operations were 22.8% and 22.7% for the three months ended September 30, 2021 and 2020, respectively, and 23.2% and 23.0% for the nine months ended September 30, 2021 and 2020, respectively, and approximated the applicable statutory rates for such periods.

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

(Unaudited)

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

At September 30, 2021 and December 31, 2020, the mortgage origination segment’s indemnification liability reserve totaled $26.0 million and $21.5 million, respectively. The provision for indemnification losses was $2.5 million and $3.1 million during the three months ended September 30, 2021 and 2020, respectively, and $8.0 million and $7.7 million during the nine months ended September 30, 2021 and 2020, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$32,763	$35,194	$30,085	$32,144
Claims made	5,412	2,558	19,100	14,770
Claims resolved with no payment	(4,217)	(45)	(9,088)	(1,702)
Repurchases	(3,981)	(1,582)	(9,238)	(8,965)
Indemnification payments	(267)	—	(1,149)	(122)
Balance, end of period	$29,710	$36,125	$29,710	$36,125

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$26,372	$15,463	$21,531	$11,776
Additions for new sales	2,702	3,066	8,568	6,688
Repurchases	(2,687)	(133)	(3,086)	(613)
Early payment defaults	(116)	(413)	(152)	(815)
Indemnification payments	(78)	—	(342)	(40)
Change in reserves for loans sold in prior years	(220)	—	(546)	987
Balance, end of period	$25,973	$17,983	$25,973	$17,983

	September 30,	December 31,
	2021	2020
Reserve for Indemnification Liability:
Specific claims	$196	$961
Incurred but not reported claims	25,777	20,570
Total	$25,973	$21,531

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at September 30, 2021 and outstanding financial and performance standby letters of credit of $87.2 million at September 30, 2021.

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

During the nine months ended September 30, 2021 and 2020, Hilltop granted 12,957 and 25,817 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the nine months ended September 30, 2021 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2020	1,833	$21.48
Granted	532	$32.93
Vested/Released	(473)	$27.65
Forfeited	(17)	$22.51
Balance, September 30, 2021	1,875	$23.17

Vested/Released RSUs include an aggregate of 78,432 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 471,505 RSUs pursuant to the Equity Plans. Of the RSUs granted during the nine months ended September 30, 2021, 318,387 that were outstanding at September 30, 2021, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the nine months ended September 30, 2021, 150,668 that were outstanding at September 30, 2021, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At September 30, 2021, in the aggregate, 1,510,530 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 364,149 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2021, unrecognized compensation expense related to outstanding RSUs of $24.4 million is expected to be recognized over a weighted average period of 1.40 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2021 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	September 30, 2021		December 31, 2020		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,398,761	10.02%	$1,385,842	10.44%	4.0%	5.0%
Hilltop	2,209,309	12.64%	2,111,580	12.64%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,398,761	15.40%	1,385,842	14.40%	7.0%	6.5%
Hilltop	2,209,309	21.28%	2,046,580	18.97%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,398,761	15.40%	1,385,842	14.40%	8.5%	8.0%
Hilltop	2,209,309	21.28%	2,111,580	19.57%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,482,471	16.32%	1,470,364	15.27%	10.5%	10.0%
Hilltop	2,492,353	24.00%	2,409,684	22.34%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Broker-Dealer

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Hilltop Securities has elected to determine its net capital requirements using the alternative method. Accordingly, Hilltop Securities is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. Momentum Independent Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of $250,000 or 6-2/3% of aggregate indebtedness.

At September 30, 2021, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$228,135	$4,111
Less: required net capital	11,249	283
Excess net capital	$216,886	$3,828

Net capital as a percentage of aggregate debit items	40.6%
Net capital in excess of 5% aggregate debit items	$200,012

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At September 30, 2021 and December 31, 2020, the Hilltop Broker-Dealers held cash of $269.5 million and $290.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2021 or December 31, 2020.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of September 30, 2021, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

18. Stockholders’ Equity

Dividends

During the nine months ended September 30, 2021 and 2020, the Company declared and paid cash dividends of $0.36 and $0.27 per common share, or an aggregate of $29.5 million and $24.4 million, respectively.

On October 28, 2021, Hilltop’s board of directors declared a quarterly cash dividend of $0.12 per common share, payable on November 30, 2021, to all common stockholders of record as of the close of business on November 15, 2021.

Stock Repurchases

In January 2021, the Hilltop board of directors authorized a new stock repurchase program through January 2022, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock. In July 2021, the Hilltop board of directors authorized an increase to the aggregate amount

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

of common stock the Company may repurchase under this program by $75.0 million to $150.0 million. Then, in October 2021, the Hilltop board of directors authorized, subject to regulatory review, an increase to the aggregate amount of common stock the Company may repurchase under this program by $50.0 million to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During the nine months ended September 30, 2021, the Company paid $123.6 million to repurchase an aggregate of 3,632,482 shares of common stock at a weighted average price of $34.01 per share. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 25 to the consolidated financial statements included in the Company’s 2020 Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$780	$23,286	$555	$90,429
Hilltop Broker-Dealers	11,427	(3,542)	(3,845)	8,466
Bank	7	118	26	(17)

Hedging Derivative Instruments

The Company has entered into interest rate swap contracts to manage the exposure to changes in fair value associated with certain available for sale fixed rate collateralized mortgage backed securities and fixed rate loans held for investment attributable to changes in the designated benchmark interest rate. Certain of these fair value hedges have

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Derivative positions are presented in the following table (in thousands).

	September 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$2,061,068	$40,279	$2,470,013	$76,048
Commitments to purchase MBSs	1,759,435	4,745	2,478,041	22,311
Commitments to sell MBSs	4,646,594	14,703	6,141,079	(40,621)
Interest rate swaps	60,245	27	43,786	(2,196)
U.S. Treasury bond futures and options (1)	215,600	—	225,400	—
Eurodollar and other futures (1)	1,182,000	—	—	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$150,000	$(812)	$105,000	$(3,112)
Interest rate swaps designated as fair value hedges (2)	172,751	3,149	60,618	(130)
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.
(2)	The Company designated $172.8 million and $60.6 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $169.6 million and $60.7 million as of September 30, 2021 and December 31, 2020, respectively), of which, a subset of these hedges are in last-of-layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $3.2 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively.

The decrease in the estimated fair value of the IRLCs at September 30, 2021, compared to December 31, 2020, was driven by a decrease in the total volume of IRLCs in addition to a decrease in the average value of individual IRLCs. The decrease in the average value of individual IRLCs was due to an increase in mortgage interest rates throughout the nine months ended September 30, 2021.

PrimeLending held no cash collateral advances, in other liabilities within the consolidated balance sheets, to offset net asset derivative positions on its commitments to sell MBSs at September 30, 2021. PrimeLending had advanced cash collateral totaling $26.1 million to offset net liability positions on its commitments to sell MBSs at December 31, 2020. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $0.7 million and $2.7 million on various derivative instruments at September 30, 2021 and December 31, 2020, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2021
Securities borrowed:
Institutional counterparties	$1,377,261	$—	$1,377,261	$(1,318,830)	$—	$58,431

Interest rate swaps:
Institutional counterparties	73	—	73	(73)	—	—

Reverse repurchase agreements:
Institutional counterparties	155,908	—	155,908	(155,908)	—	—

Forward MBS derivatives:
Institutional counterparties	20,650	(1,198)	19,452	(11,079)	—	8,373
	$1,553,892	$(1,198)	$1,552,694	$(1,485,890)	$—	$66,804
December 31, 2020
Securities borrowed:
Institutional counterparties	$1,338,855	$—	$1,338,855	$(1,273,955)	$—	$64,900

Reverse repurchase agreements:
Institutional counterparties	80,319	—	80,319	(79,925)	—	394

Forward MBS derivatives:
Institutional counterparties	22,311	—	22,311	(22,311)	—	—
	$1,441,485	$—	$1,441,485	$(1,376,191)	$—	$65,294

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2021
Securities loaned:
Institutional counterparties	$1,350,722	$—	$1,350,722	$(1,283,622)	$—	$67,100

Interest rate swaps:
Institutional counterparties	46	—	46	—	—	46

Repurchase agreements:
Institutional counterparties	155,237	—	155,237	(145,564)	—	9,673

Forward MBS derivatives:
Institutional counterparties	4	—	4	(4)	—	—
	$1,506,009	$—	$1,506,009	$(1,429,190)	$—	$76,819
December 31, 2020
Securities loaned:
Institutional counterparties	$1,245,066	$—	$1,245,066	$(1,179,090)	$—	$65,976

Interest rate swaps:
Institutional counterparties	2,196	—	2,196	(2,123)	—	73

Repurchase agreements:
Institutional counterparties	237,856	—	237,856	(237,856)	—	—

Forward MBS derivatives:
Institutional counterparties	40,741	(120)	40,621	(12,670)	—	27,951
	$1,525,859	$(120)	$1,525,739	$(1,431,739)	$—	$94,000

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2021 and December 31, 2020.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2021	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$—	$10,000	$—	$—	$10,000
Asset-backed securities	41,551	21,781	81,905	—	145,237

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,350,609	—	—	—	1,350,609
Total	$1,392,273	$31,781	$81,905	$—	$1,505,959

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,505,959
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2020	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$110,831	$—	$127,025	$—	$237,856

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,244,953	—	—	—	1,244,953
Total	$1,355,897	$—	$127,025	$—	$1,482,922

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,482,922
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2021	2020
Receivables:
Securities borrowed	$1,377,261	$1,338,855
Securities failed to deliver	38,447	58,244
Other	3,944	7,628
	$1,419,652	$1,404,727
Payables:
Securities loaned	$1,350,722	$1,245,066
Correspondents	38,648	33,547
Securities failed to receive	82,897	61,589
Trades in process of settlement	21,126	21,765
Other	3,530	6,406
	$1,496,923	$1,368,373

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

As discussed in Note 3 to the consolidated financial statements, during the first quarter of 2020, management had determined that the insurance segment met the criteria to be presented as discontinued operations. On June 30, 2020, Hilltop completed the sale of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results for the three and nine months ended September 30, 2020 have been presented as discontinued operations in the consolidated financial statements. There was no income from discontinued operations before taxes during the three months ended September 30, 2020, while income from discontinued operations before taxes was $2.1 million during the nine months ended September 30, 2020.

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

			Mortgage		All Other and	Continuing
Three Months Ended September 30, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$99,978	$10,427	$(3,503)	$(4,341)	$2,529	$105,090
Provision for (reversal of) credit losses	(5,775)	(44)	—	—	—	(5,819)
Noninterest income	11,727	116,143	242,270	757	(2,952)	367,945
Noninterest expense	54,567	109,193	176,587	15,355	(528)	355,174
Income (loss) from continuing operations before taxes	$62,913	$17,421	$62,180	$(18,939)	$105	$123,680

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage		All Other and	Continuing
Nine Months Ended September 30, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$309,330	$31,623	$(16,554)	$(13,720)	$8,009	$318,688
Provision for (reversal of) credit losses	(39,725)	77	—	—	—	(39,648)
Noninterest income	33,293	298,229	794,679	8,140	(8,912)	1,125,429
Noninterest expense	167,869	287,831	573,884	37,015	(1,395)	1,065,204
Income (loss) from continuing operations before taxes	$214,479	$41,944	$204,241	$(42,595)	$492	$418,561

			Mortgage		All Other and	Continuing
Three Months Ended September 30, 2020	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$96,416	$8,168	$(2,349)	$(4,594)	$4,259	$101,900
Provision for (reversal of) credit losses	—	(602)	—	—	—	(602)
Noninterest income	9,819	141,022	355,471	477	(4,078)	502,711
Noninterest expense	55,980	114,393	207,176	21,999	(203)	399,345
Income (loss) from continuing operations before taxes	$50,255	$35,399	$145,946	$(26,116)	$384	$205,868

			Mortgage		All Other and	Continuing
Nine Months Ended September 30, 2020	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$284,440	$31,005	$(3,647)	$(9,482)	$14,478	$316,794
Provision for (reversal of) credit losses	99,875	98	—	—	—	99,973
Noninterest income	29,246	350,192	874,926	3,315	(15,130)	1,242,549
Noninterest expense	169,569	299,743	547,222	35,741	(820)	1,051,455
Income (loss) from continuing operations before taxes	$44,242	$81,356	$324,057	$(41,908)	$168	$407,915

			Mortgage		All Other and	Continuing
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
September 30, 2021
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$14,254,083	$3,426,534	$2,537,342	$2,926,781	$(5,155,089)	$17,989,651

December 31, 2020
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,338,930	$3,196,346	$3,285,005	$2,823,374	$(5,699,391)	$16,944,264

23. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Income from continuing operations	$92,906	$152,543	$312,310	$296,729
Income from discontinued operations	—	736	—	34,662
Income attributable to Hilltop	$92,906	$153,279	$312,310	$331,391

Weighted average shares outstanding - basic	80,109	90,200	81,306	90,291

Basic earnings per common share:
Income from continuing operations	$1.16	$1.69	$3.84	$3.29
Income from discontinued operations	—	0.01	—	0.38
	$1.16	$1.70	$3.84	$3.67
Diluted earnings per share:
Income from continuing operations	$92,906	$152,543	$312,310	$296,729
Income from discontinued operations	—	736	—	34,662
Income attributable to Hilltop	$92,906	$153,279	$312,310	$331,391

Weighted average shares outstanding - basic	80,109	90,200	81,306	90,291
Effect of potentially dilutive securities	433	—	457	—
Weighted average shares outstanding - diluted	80,542	90,200	81,763	90,291

Diluted earnings per common share:
Income from continuing operations	$1.15	$1.69	$3.82	$3.29
Income from discontinued operations	—	0.01	—	0.38
	$1.15	$1.70	$3.82	$3.67

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have had, and may continue to have, an adverse impact on the global economy and our business operations and performance;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;

●	risks associated with concentration in real estate related loans;
●	changes in the interest rate environment and transitions away from London Interbank Offered Rate (“LIBOR”);
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	cost and availability of capital;
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

During the first quarter of 2020, management determined that the then-pending sale of NLC met the criteria to be presented as discontinued operations. As a result, NLC’s results for the three and nine months ended September 30, 2020 have been presented as discontinued operations in the consolidated financial statements. On June 30, 2020, completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our former insurance segment, for cash proceeds of $154.1 million. During 2020, Hilltop recognized an aggregate gain associated with this transaction of $36.8 million, net of $5.1 million in transaction costs and was subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also entered into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. Unless otherwise noted, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “consolidated” refers to our consolidated financial position and consolidated results of operations, including discontinued operations and assets and liabilities of the discontinued operations.

During the three and nine months ended September 30, 2021, income applicable to common stockholders was $92.9 million, or $1.15 per diluted share, and $312.3 million, or $3.82 per diluted share, respectively. We declared total common dividends of $0.12 and $0.36 per share during the three and nine months ended September 30, 2021, respectively, resulting in a dividend payout ratio of 10.34% and 9.38%, respectively. Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share, including discontinued operations. We also paid an aggregate of $123.6 million to repurchase shares of our common stock during the nine months ended September 30, 2021.

We reported $123.7 million and $418.6 million of income from continuing operations before income taxes during the three and nine months ended September 30, 2021, including the following contributions from our reportable business segments.

●	The banking segment contributed $62.9 million and $214.5 million of income before income taxes during the three and nine months ended September 30, 2021;
●	The broker-dealer segment contributed $17.4 million and $41.9 million of income before income taxes during the three and nine months ended September 30, 2021; and
●	The mortgage origination segment contributed $62.2 million and $204.2 million of income before income taxes during the three and nine months ended September 30, 2021.

At September 30, 2021, on a consolidated basis, we had total assets of $18.0 billion, total deposits of $12.1 billion, total loans, including loans held for sale, of $9.6 billion and stockholders’ equity of $2.5 billion.

Recent Developments

COVID-19

The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020. While the impact of the pandemic and the uncertainties have remained into 2021, significant progress associated with COVID-19 vaccination levels in the United States has resulted in easing of restrictive measures in the United States. Further, the U.S. federal government enacted policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the stimulus intended to bolster household finances as well as those of small businesses, states and municipalities. Throughout the pandemic, we have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, banking by appointment, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. From the start of the pandemic until the second quarter of 2021, most of our employees worked remotely, with only certain operationally critical employees working on site at our principal business headquarters and business segment locations. We began the process of returning a majority of our employees to their respective office locations beginning in the second quarter of 2021 based initially on a rotational team schedule to better ensure that appropriate social distancing measures are followed, and have generally returned to pre-pandemic work arrangements with available hybrid options for designated roles. We are continuing to monitor and assess the impact of the COVID-19 pandemic on a regular basis.

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

As a result of the short-term rate adjustments by the Federal Open Markets Committee (“FOMC”) and the stressed economic outlook during March 2020, mortgage rates fell to historically low levels. Given our exposure to the mortgage market, this precipitous decline in rates resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To improve our already strong liquidity position, we raised brokered and other wholesale funding to support the enhanced mortgage activity. To meet increased liquidity demands, we raised brokered deposits during 2020 that have a remaining balance of approximately $243 million at September 30, 2021, down from approximately $731 million at December 31, 2020. Further, beginning in March 2020, additional deposits were swept from Hilltop Securities into the Bank. Since June 30, 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced, and was approximately $800 million as of September 30, 2021.

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

Given the potential impacts as a result of economic uncertainties associated with the pandemic, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances, we do not anticipate significant changes in methodology used to determine the fair value of our goodwill, intangible assets and other long-lived assets. We continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment in the future.

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

During 2021, the Bank has continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $15 million of new COVID-19 related loan modifications during the nine months ended September 30, 2021. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $17 million as of September 30, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank remains uncertain, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

While all industries have experienced varying levels of adverse impacts due to the COVID-19 pandemic, certain of our loan portfolio industry sectors and subsectors continue to have an increased level of risk. The following table provides information on those loans held for investment balances, by portfolio industry sector, including collectively evaluated allowance for credit losses, that include active COVID-19 payment deferrals (dollars in thousands).

							Allowance for	Allowance for
		Active					Credit Losses	Credit Losses
	Active	90 Day			Classified	Allowance	as a % of	as a % of
	90 Day	Interest and	Total		and	for	Total	Classified
	Principal	Principal	Active Modifications		Criticized	Credit	Active	and Criticized
September 30, 2021	Deferrals	Deferrals	($)	(#)	Loans	Losses	Modifications	Loans
Hotel	$8,966	$—	$8,966	1	$8,966	$3,138	35.0%	35.0%
Restaurants	—	—	—	—	—	—	—%	—%
Transportation & Warehousing	3,816	—	3,816	6	3,816	692	18.1%	18.1%
1-4 Family Residential	—	4,310	4,310	49	3,787	75	1.7%	2.0%
Retail	—	—	—	—	—	—	—%	—%
Real Estate & Rental & Leasing	—	—	—	—	—	—	—%	—%
Healthcare and Social Assistance	—	—	—	—	—	—	—%	—%
All Other	—	—	—	—	—	—	—%	—%
	$12,782	$4,310	$17,092	56	$16,569	$3,905	22.8%	23.6%

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices have increased since historical lows observed in 2020, but uncertainty remains as economies continue to recover from the COVID-19 pandemic, vaccination programs evolve, and future supply and demand for oil are influenced by a return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At September 30, 2021, the Bank’s energy loan exposure was approximately $72 million of loans held for investment with unfunded commitment balances of approximately $40 million. The allowance for credit losses on the Bank’s energy portfolio was $0.3 million, or 0.5% of loans held for investment at September 30, 2021.

As noted above, the Bank’s actions during the second quarter of 2020 and again during the first and second quarters of 2021 included supporting our impacted banking clients through both the initial and second round PPP efforts. These efforts included approval and funding of over 4,100 PPP loans, with approximately $133 million remaining outstanding at September 30, 2021. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving the Bank’s PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. Through October 22, 2021, the SBA had approved approximately 3,300 initial and second round PPP forgiveness applications from the Bank totaling approximately $775 million, with PPP loans of approximately $12 million pending SBA review and approval.

Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses given the economic uncertainties associated with COVID-19.

Outlook

The COVID-19 pandemic has adversely impacted financial markets and overall economic conditions, and is expected to continue to have implications on our business and operations. The extent of the impact of the pandemic on our operational and financial performance for the remainder of 2021 and into 2022 is currently uncertain and will depend on certain developments outside of our control, including, among others, the ongoing distribution and effectiveness of vaccines, government stimulus, the ultimate impact of the pandemic on our customers and clients, and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic.

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

Factors Affecting Comparability of Results of Operations

NLC Sale

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our insurance segment. Accordingly, NLC’s results for the three and nine months ended September 30, 2020 have been presented as discontinued operations in the consolidated financial statements.

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

Brokered Deposits

In December 2020, the Federal Deposit Insurance Corporation (“FDIC”) finalized revisions to its rules and prior guidance regarding brokered deposits (the “Revisions”). The Revisions are intended to modernize the FDIC's framework for regulating brokered deposits and ensure that the classification of a deposit as brokered appropriately reflects changes in the banking landscape. In addition, the Revisions are intended to modify the interest rate restrictions applicable to certain depository institutions and clarify the application of the brokered deposit requirements to non-maturity deposits. The Revisions became effective on April 1, 2021, but full compliance is not required during a transitionary period ending January 1, 2022. We have evaluated the Revisions and published FDIC guidance and, after consulting with the FDIC, expect that, effective January 1, 2022, we will continue to treat deposits swept to the banking segment from the broker-dealer segment as non-brokered. At that time, the cost of these sweep deposits will be based on a current market rate of interest rather than a per account fee.

Segment Information

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the insurance segment. Accordingly, insurance segment results for the three and nine months ended September 30, 2020 have been presented as discontinued operations in the consolidated financial statements and we no longer have an insurance segment. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

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

	Three Months Ended September 30,		Variance 2021 vs 2020		Nine Months Ended September 30,		Variance 2021 vs 2020
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net interest income (expense):
Banking	$99,978	$96,416	$3,562	4	$309,330	$284,440	$24,890	9
Broker-Dealer	10,427	8,168	2,259	28	31,623	31,005	618	2
Mortgage Origination	(3,503)	(2,349)	(1,154)	(49)	(16,554)	(3,647)	(12,907)	(354)
Corporate	(4,341)	(4,594)	253	6	(13,720)	(9,482)	(4,238)	(45)
All Other and Eliminations	2,529	4,259	(1,730)	(41)	8,009	14,478	(6,469)	(45)
Hilltop Continuing Operations	$105,090	$101,900	$3,190	3	$318,688	$316,794	$1,894	1

Provision for (reversal of) credit losses:
Banking	$(5,775)	$—	$(5,775)	NM	$(39,725)	$99,875	$(139,600)	(140)
Broker-Dealer	(44)	(602)	558	93	77	98	(21)	(21)
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Continuing Operations	$(5,819)	$(602)	$(5,217)	NM	$(39,648)	$99,973	$(139,621)	(140)

Noninterest income:
Banking	$11,727	$9,819	$1,908	19	$33,293	$29,246	$4,047	14
Broker-Dealer	116,143	141,022	(24,879)	(18)	298,229	350,192	(51,963)	(15)
Mortgage Origination	242,270	355,471	(113,201)	(32)	794,679	874,926	(80,247)	(9)
Corporate	757	477	280	59	8,140	3,315	4,825	146
All Other and Eliminations	(2,952)	(4,078)	1,126	28	(8,912)	(15,130)	6,218	41
Hilltop Continuing Operations	$367,945	$502,711	$(134,766)	(27)	$1,125,429	$1,242,549	$(117,120)	(9)

Noninterest expense:
Banking	$54,567	$55,980	$(1,413)	(3)	$167,869	$169,569	$(1,700)	(1)
Broker-Dealer	109,193	114,393	(5,200)	(5)	287,831	299,743	(11,912)	(4)
Mortgage Origination	176,587	207,176	(30,589)	(15)	573,884	547,222	26,662	5
Corporate	15,355	21,999	(6,644)	(30)	37,015	35,741	1,274	4
All Other and Eliminations	(528)	(203)	(325)	(160)	(1,395)	(820)	(575)	(70)
Hilltop Continuing Operations	$355,174	$399,345	$(44,171)	(11)	$1,065,204	$1,051,455	$13,749	1

Income (loss) from continuing operations before taxes:
Banking	$62,913	$50,255	$12,658	25	$214,479	$44,242	$170,237	385
Broker-Dealer	17,421	35,399	(17,978)	(51)	41,944	81,356	(39,412)	(48)
Mortgage Origination	62,180	145,946	(83,766)	(57)	204,241	324,057	(119,816)	(37)
Corporate	(18,939)	(26,116)	7,177	27	(42,595)	(41,908)	(687)	(2)
All Other and Eliminations	105	384	(279)	(73)	492	168	324	193
Hilltop Continuing Operations	$123,680	$205,868	$(82,188)	(40)	$418,561	$407,915	$10,646	3
NM	Not meaningful.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results and is primarily earned by our banking segment. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income from continuing operations increased during the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to an increase within our banking segment, significantly offset by decreases within our mortgage origination segment and within corporate.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services. We generated $220.6 million and $196.0 million in securities commissions and fees and investment and securities advisory fees and commissions, and $70.1 million and $143.0 million in gains from derivative and trading portfolio activities (included within other noninterest income), during the nine months ended September 30, 2021 and 2020, respectively.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2021 and 2020, we generated $793.9 million and $875.3 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced a decrease in noninterest income from continuing operations during the nine months ended September 30, 2021, compared to the same period in 2020, as noted in the segment results table previously presented, primarily due to a decrease of $81.3 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment and a decrease in our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during the three months ended September 30, 2021 was $92.9 million, or $1.15 per diluted share, compared with $152.5 million, or $1.69 per diluted share, during the three months ended September 30, 2020. Income from continuing operations applicable to common stockholders during the nine months ended September 30, 2021 was $312.3 million, or $3.82 per diluted share, compared with $296.7 million, or $3.29 per diluted share, during the nine months ended September 30, 2020. Hilltop’s financial results from continuing operations for the three and nine months ended September 30, 2021, compared with the same periods in 2020, reflect a significant decrease in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income as well as declines in net revenues within the broker-dealer segment’s structured finance business and fixed income services lines, while the comparable nine month periods within the banking segment also reflected positive changes in macroeconomic and loan expected loss rates during 2021 as opposed to a significant build in the allowance for credit losses given the market disruption and economic uncertainties caused by COVID-19 during 2020.

Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $153.3 million, or $1.70 per diluted share, and $331.4 million, or $3.67 per diluted share, during the three and nine months ended September 30, 2020, respectively.

Certain items included in net income for the three and nine months ended September 30, 2021 and 2020 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended September 30, 2021 and 2020 included net accretion on earning assets and liabilities of $3.3 million and $3.6 million, respectively, and amortization of identifiable intangibles of $1.3 million and $1.6 million, respectively, related to the Bank Transactions. During the nine months ended September 30, 2021 and 2020, income before income taxes included net accretion on earning assets and liabilities of $14.4 million and $13.5 million, respectively, and amortization of identifiable intangibles of $4.0 million and $4.9 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on average stockholders' equity (1)	14.96%	25.94%	17.26%	19.85%
Return on average assets (2)	2.13%	3.71%	2.43%	2.90%
Net interest margin (3) (4)	2.53%	2.56%	2.61%	2.90%
Leverage ratio (5) (end of period)			12.64%	13.03%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			21.28%	19.85%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 18 basis points and 18 basis points during the three months ended September 30, 2021 and 2020, respectively, and 18 basis points and 25 basis points during the nine months ended September 30, 2021 and 2020, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended September 30, 2021 and 2020, purchase accounting contributed 9 and 10 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.54% and 2.57%, respectively. During the nine months ended September 30, 2021 and 2020, purchase accounting contributed 13 and 14 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.62% and 2.90%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $3.2 million and $3.6 million during the three months ended September 30, 2021 and 2020, respectively, associated with the Bank Transactions. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $14.1 million and $13.5 million during the nine months ended September 30, 2021 and 2020, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,300,939	$17,696	3.08%	$2,530,805	$20,108	3.18%
Loans held for investment, gross (1)	7,514,392	82,073	4.33%	7,730,711	84,847	4.32%
Investment securities - taxable	2,585,362	12,328	1.91%	1,974,911	11,017	2.23%
Investment securities - non-taxable (2)	318,408	3,252	4.09%	243,716	2,011	3.30%
Federal funds sold and securities purchased under agreements to resell	161,577	207	—%	154,588	10	0.03%
Interest-bearing deposits in other financial institutions	2,197,478	788	0.14%	1,794,652	626	0.14%
Securities borrowed	1,364,726	8,585	2.46%	1,297,112	10,705	3.23%
Other	51,350	813	6.28%	49,701	823	6.59%
Interest-earning assets, gross (2)	16,494,232	125,742	3.02%	15,776,196	130,147	3.26%
Allowance for credit losses	(115,688)			(156,071)
Interest-earning assets, net	16,378,544			15,620,125
Noninterest-earning assets	1,371,207			1,493,194
Total assets	$17,749,751			$17,113,319

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,622,748	$5,303	0.28%	$7,868,100	$10,700	0.54%
Securities loaned	1,306,314	6,519	1.98%	1,193,497	8,729	2.91%
Notes payable and other borrowings	1,231,545	8,266	2.66%	1,259,559	8,500	2.69%
Total interest-bearing liabilities	10,160,607	20,088	0.78%	10,321,156	27,929	1.08%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,299,987			3,508,282
Other liabilities	800,225			903,571
Total liabilities	15,260,819			14,733,009
Stockholders’ equity	2,463,821			2,350,900
Noncontrolling interest	25,111			29,410
Total liabilities and stockholders' equity	$17,749,751			$17,113,319

Net interest income (2)		$105,654			$102,218
Net interest spread (2)			2.24%			2.18%
Net interest margin (2)			2.54%			2.57%

	Nine Months Ended September 30,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,440,668	$51,059	2.79%	$2,153,565	$55,775	3.45%
Loans held for investment, gross (1)	7,628,599	257,149	4.50%	7,580,436	268,208	4.67%
Investment securities - taxable	2,432,268	33,666	1.85%	1,818,953	40,112	2.94%
Investment securities - non-taxable (2)	307,718	8,261	3.58%	222,818	5,729	3.43%
Federal funds sold and securities purchased under agreements to resell	138,191	208	—%	92,722	138	0.20%
Interest-bearing deposits in other financial institutions	1,876,943	1,998	0.14%	1,277,130	2,679	0.28%
Securities borrowed	1,435,862	53,143	4.88%	1,413,473	36,915	3.43%
Other	50,281	2,568	6.83%	62,690	2,774	5.91%
Interest-earning assets, gross (2)	16,310,530	408,052	3.34%	14,621,787	412,330	3.73%
Allowance for credit losses	(136,400)			(111,070)
Interest-earning assets, net	16,174,130			14,510,717
Noninterest-earning assets	1,468,459			1,576,485
Total assets	$17,642,589			$16,087,202

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,662,951	$19,220	0.34%	$7,354,534	$37,771	0.69%
Securities loaned	1,358,104	44,350	4.37%	1,316,032	30,802	3.13%
Notes payable and other borrowings	1,210,578	24,660	2.72%	1,246,087	25,043	2.67%
Total interest-bearing liabilities	10,231,633	88,230	1.15%	9,916,653	93,616	1.26%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,040,649			3,182,002
Other liabilities	925,689			732,530
Total liabilities	15,197,971			13,831,185
Stockholders’ equity	2,418,804			2,229,882
Noncontrolling interest	25,814			26,135
Total liabilities and stockholders' equity	$17,642,589			$16,087,202

Net interest income (2)		$319,822			$318,714
Net interest spread (2)			2.19%			2.47%
Net interest margin (2)			2.62%			2.90%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.6 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries (operating segments) by the banking segment, are eliminated from the consolidated financial statements. Our consolidated net interest margins for the three and nine months ended September 30, 2021 and 2020 were also negatively impacted by certain actions taken by management during 2020 to strengthen our available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy.

On a consolidated basis, the increases in net interest income during the three and nine months ended September 30, 2021, compared with the same periods in 2020, were primarily due to the effects of decreased net yields on mortgage loans held for sale, interest incurred beginning in May 2020 related to the Subordinated Notes at corporate, and the decrease in market interest rates on deposits within the banking segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three and nine months ended September 30, 2021, the reversal of credit losses was primarily impacted by the banking segment’s reduction in reserves associated with collectively evaluated loans within the portfolio attributable to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income from continuing operations decreased during the three months ended September 30, 2021, compared with the same period in 2020, primarily due to decrease in average loan sales margin, and to a lesser extent a decrease in total mortgage loan sales volume, and changes in net fair value and related derivative activity within our mortgage origination segment, as well as decreases in structured finance and fixed income services net revenues within our broker-dealer segment. Noninterest income from continuing operations decreased during the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to changes in net fair value and related derivative activity, partially offset by an increase in total mortgage loan sales volume within our mortgage origination segment, as well as decreases in structured finance and fixed income services net revenues within our broker-dealer segment.

Noninterest expense from continuing operations decreased during the three months ended September 30, 2021, compared with the same period in 2020, primarily due to decreases in variable compensation within our mortgage origination and broker-dealer segments. Noninterest expense from continuing operations increased during the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to increases in both variable and non-variable compensation within our mortgage origination segment associated with the increased mortgage loan originations, partially offset by a decline in variable compensation within our broker-dealer segment.

Effective income tax rates from continuing operations during the three months ended September 30, 2021 and 2020 were 22.8% and 22.7%, respectively, and for the nine months ended September 30, 2021 and 2020, were 23.2% and 23.0%, respectively, and approximated the applicable statutory rates for such periods.

Segment Results from Continuing Operations

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net interest income	$99,978	$96,416	$3,562	$309,330	$284,440	$24,890
Provision for (reversal of) credit losses	(5,775)	—	(5,775)	(39,725)	99,875	(139,600)
Noninterest income	11,727	9,819	1,908	33,293	29,246	4,047
Noninterest expense	54,567	55,980	(1,413)	167,869	169,569	(1,700)
Income (loss) before income taxes	$62,913	$50,255	$12,658	$214,479	$44,242	$170,237

The increases in income before income taxes during the three and nine months ended September 30, 2021, compared with the same periods in 2020, were primarily due to the combined impact of reversals of credit losses during each quarter of 2021, which reflected improvement in both realized economic results and the macroeconomic outlook, as opposed to significant increases in the provision for credit losses during the first and second quarters of 2020 associated with the adoption of the “current expected credit losses” (CECL) model and the significant market disruption caused by COVID-19. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Efficiency ratio (1)	48.85%	52.69%	49.00%	54.06%
Return on average assets (2)	1.36%	1.14%	1.58%	0.36%
Net interest margin (3)	2.99%	3.03%	3.16%	3.28%
Net recoveries (charge-offs) to average loans outstanding (4)	0.00%	(0.03)%	0.00%	(0.35)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended September 30, 2021 and 2020, purchase accounting contributed 11 and 13 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.00% and 3.03%, respectively. During the nine months ended September 30, 2021, purchase accounting contributed 16 and 17 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.17% and 3.29%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$6,906,305	$77,825	4.47%	$7,287,758	$81,216	4.39%
Subsidiary warehouse lines of credit	2,113,964	20,239	3.75%	2,188,068	20,977	3.75%
Investment securities - taxable	2,110,509	7,772	1.47%	1,451,049	7,170	1.98%
Investment securities - non-taxable (2)	113,474	966	3.41%	112,113	960	3.43%
Federal funds sold and securities purchased under agreements to resell	744	—	—%	400	—	0.06%
Interest-bearing deposits in other financial institutions	1,971,325	788	0.16%	1,561,910	396	0.10%
Other	36,754	130	1.40%	36,676	42	0.46%
Interest-earning assets, gross (2)	13,253,075	107,720	3.22%	12,637,974	110,761	3.45%
Allowance for credit losses	(115,001)			(155,531)
Interest-earning assets, net	13,138,074			12,482,443
Noninterest-earning assets	962,472			1,049,072
Total assets	$14,100,546			$13,531,515

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,467,386	$7,144	0.38%	$7,878,593	$13,723	0.69%
Notes payable and other borrowings	140,016	391	1.11%	166,687	425	1.01%
Total interest-bearing liabilities	7,607,402	7,535	0.39%	8,045,280	14,148	0.70%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,632,213			3,682,422
Other liabilities	156,358			144,439
Total liabilities	12,395,973			11,872,141
Stockholders’ equity	1,704,573			1,659,374
Total liabilities and stockholders’ equity	$14,100,546			$13,531,515

Net interest income (2)		$100,185			$96,613
Net interest spread (2)			2.83%			2.75%
Net interest margin (2)			3.00%			3.03%

	Nine Months Ended September 30,
	2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,083,355	$245,332	4.63%	$7,107,779	$254,553	4.72%
Subsidiary warehouse lines of credit	2,265,504	64,441	3.75%	1,922,809	55,309	3.78%
Investment securities - taxable	1,952,961	21,289	1.45%	1,303,455	21,249	2.17%
Investment securities - non-taxable (2)	114,965	2,951	3.42%	111,158	2,837	3.40%
Federal funds sold and securities purchased under agreements to resell	514	—	—%	454	1	0.18%
Interest-bearing deposits in other financial institutions	1,626,918	1,515	0.12%	1,066,096	1,642	0.21%
Other	36,825	358	1.30%	45,065	293	0.87%
Interest-earning assets, gross (2)	13,081,042	335,886	3.43%	11,556,816	335,884	3.84%
Allowance for credit losses	(135,979)			(110,729)
Interest-earning assets, net	12,945,063			11,446,087
Noninterest-earning assets	975,701			987,269
Total assets	$13,920,764			$12,433,356

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,523,106	$24,738	0.44%	$7,237,043	$48,624	0.90%
Notes payable and other borrowings	139,698	1,191	1.14%	221,177	2,249	1.34%
Total interest-bearing liabilities	7,662,804	25,929	0.45%	7,458,220	50,873	0.91%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,411,823			3,252,584
Other liabilities	160,643			122,908
Total liabilities	12,235,270			10,833,712
Stockholders’ equity	1,685,494			1,599,644
Total liabilities and stockholders’ equity	$13,920,764			$12,433,356

Net interest income (2)		$309,957			$285,011
Net interest spread (2)			2.98%			2.93%
Net interest margin (2)			3.17%			3.29%
(1)	Average balance includes non-accrual loans.

(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for both the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.6 million for both the nine months ended September 30, 2021 and 2020, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries, which are eliminated from the consolidated financial statements. The banking segment’s net interest margin for the three and nine months ended September 30, 2021 and 2020 were negatively impacted by certain actions taken by management during 2020 to strengthen the Bank’s available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits, were taken out of an abundance of caution in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$(4,221)	$830	$(3,391)	$(862)	$(8,359)	$(9,221)
Subsidiary warehouse lines of credit	(700)	(38)	(738)	9,689	(557)	9,132
Investment securities - taxable	3,291	(2,689)	602	10,542	(10,502)	40
Investment securities - non-taxable (2)	12	(6)	6	97	17	114
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	(1)	(1)
Interest-bearing deposits in other financial institutions	103	289	392	881	(1,008)	(127)
Other	—	88	88	(54)	119	65
Total interest income (2)	(1,515)	(1,526)	(3,041)	20,293	(20,291)	2

Interest expense
Deposits	$(715)	$(5,864)	$(6,579)	$1,926	$(25,812)	$(23,886)
Notes payable and other borrowings	(68)	34	(34)	(817)	(241)	(1,058)
Total interest expense	(783)	(5,830)	(6,613)	1,109	(26,053)	(24,944)

Net interest income (2)	$(732)	$4,304	$3,572	$19,184	$5,762	$24,946
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable net interest income during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily as a result of lower reinvestment yields on the securities portfolio, and during the nine months ended September 30, 2021, a reduction in yields on loans held for investment. In addition, PPP loan-related fee income increased by $3.4 million and $15.5 million and accretion of discount on loans decreased by $0.1 million and increased $0.6 million, respectively. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets during the three and nine months ended September 30, 2021, compared to the same periods in 2020, were primarily due to the changes in loans held for investment, mortgage warehouse lending and investment securities portfolio balances. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during the three and nine months ended September 30, 2021, compared with the same periods in 2020, due to decreases in market interest rates. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in net interest income during a period of changing rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

The banking segment retained approximately $227.7 million and $12.8 million during the three months ended September 30, 2021 and 2020, respectively, and $567.5 million and $155.3 million during the nine months ended September 30, 2021 and 2020, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. In March 2020, the Bank made a decision to sell the previously purchased mortgage loans to the mortgage origination segment, instead of holding them for investment. In October 2020, the Bank resumed purchasing and retaining mortgage loans originated by the mortgage origination segment. We expect loans originated by the mortgage origination segment on behalf of and retained by the banking segment to increase based on approved authority for up to 5% of the mortgage origination segment’s total origination volume during 2021. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic beginning in March 2020, and then the reduction in reserves associated with improvements in macroeconomic forecast assumptions. Specifically, the banking segment’s provision for credit losses during the three months ended September 30, 2020 included a net reversal of credit losses on individually evaluated loans of $1.2 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $0.6 million of the total provision primarily due to the identified changes in the Bank’s loan portfolio composition and credit quality being offset by improvements in macroeconomic factor assumptions and qualitative factors from the prior quarter. The change in the allowance during the three months ended September 30, 2020 was also impacted by net charge-offs of $0.6 million. During the nine months ended September 30, 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $22.6 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $77.2 million of the total provision primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The changes in provision for credit losses during the noted periods were also attributable to other factors including, but not limited to, loan growth, loan mix and changes in risk rating grades. The change in the allowance during the nine months ended September 30, 2020 was also impacted by net charge-offs of $18.5 million, primarily associated with loans specifically reserved for during the first quarter of 2020.

During the three and nine months ended September 30, 2021, the banking segment had net reversals of credit losses on expected losses of collectively evaluated loans of $11.0 million and $45.2 million, respectively, primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2021 included a provision for credit losses of $5.2 million and $5.5 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during both the three and nine months ended September 30, 2021 were also impacted by net recoveries of $0.1 million. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to increased other real estate owned (“OREO”) income as well as service charges on depositor accounts.

The banking segment’s noninterest expense decreased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to decreases in the reserve for unfunded commitments attributable to year-over-year improvements in loan expected loss rates as well as reductions in legal expenses, partially offset by increases in FDIC assessment and OREO expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net interest income:
Wealth management:
Securities lending	$2,066	$1,976	$90	$8,793	$6,113	$2,680
Clearing services	1,922	1,150	772	5,155	5,720	(565)
Structured finance (5)	469	448	21	1,342	5,021	(3,679)
Fixed income services	5,354	3,223	2,131	13,667	8,906	4,761
Other (5)	616	1,371	(755)	2,666	5,245	(2,579)
Total net interest income	10,427	8,168	2,259	31,623	31,005	618
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	9,807	10,961	(1,154)	38,720	36,734	1,986
Wealth management:
Retail (5)	18,954	16,003	2,951	55,743	52,401	3,342
Clearing services	5,215	6,478	(1,263)	17,037	23,443	(6,406)
Structured finance (5)	1,206	335	871	1,877	1,499	378
Other (5)	964	1,578	(614)	2,851	3,632	(781)
	36,146	35,355	791	116,228	117,709	(1,481)
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	37,087	25,577	11,510	77,737	63,138	14,599
Fixed income services (5)	3,234	3,919	(685)	5,350	5,327	23
Wealth management:
Retail	8,299	6,193	2,106	23,330	17,237	6,093
Clearing services	472	431	41	1,480	1,140	340
Structured finance (5)	429	652	(223)	1,431	2,061	(630)
Other	125	94	31	281	263	18
	49,646	36,866	12,780	109,609	89,166	20,443
Other:
Structured finance	33,337	59,669	(26,332)	68,136	112,117	(43,981)
Fixed income services	(3,015)	8,404	(11,419)	1,931	30,586	(28,655)
Other	29	728	(699)	2,325	614	1,711
	30,351	68,801	(38,450)	72,392	143,317	(70,925)
Total noninterest income	116,143	141,022	(24,879)	298,229	350,192	(51,963)
Net revenue (2)	126,570	149,190	(22,620)	329,852	381,197	(51,345)
Noninterest expense:
Variable compensation (3)	53,505	60,774	(7,269)	125,325	145,169	(19,844)
Non-variable compensation and benefits (5)	28,924	27,438	1,486	85,550	79,606	5,944
Segment operating costs (4)(5)	26,720	25,579	1,141	77,033	75,066	1,967
Total noninterest expense	109,149	113,791	(4,642)	287,908	299,841	(11,933)

Income before income taxes	$17,421	$35,399	$(17,978)	$41,944	$81,356	$(39,412)
(1)	Securities commissions and fees includes income of $1.7 million and $2.9 million during the three months ended September 30, 2021 and 2020, respectively, and $5.2 million and $10.9 million during nine months ended September 30, 2021 and 2020, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

During the third quarter of 2021, the broker-dealer segment’s structured finance and fixed income business lines both experienced a decline in net revenues. Structured finance net revenues declined compared to the third quarter of 2020 due to lower production volumes and less favorable market conditions. Fixed income services business line net revenues decreased, compared with the same period in 2020, primarily due to a decrease of $11.4 million in net gains from trading activities. The increase in net revenues in the broker-dealer segment’s public finance services and wealth management business lines partially offset these declines. The improvement in the public finance net revenue can primarily be attributed to improved underwriting revenues. Wealth management business line’s net revenues were higher in the three months ended September 30, 2021, compared to the same period in 2020, from improved production and advisory fee income and higher interest income as a result of increased margin balances and correspondent receivables, despite lower money market and FDIC sweep revenues due to the low interest rate environment.

The decreases in the broker-dealer segment’s income before income taxes during the three and nine months ended September 30, 2021 compared with the same periods in 2020, were primarily as a result of the following:

●	decreases in the broker-dealer segment’s structured finance net revenues as a result of lower volumes and a less robust market environment resulting in decreases in the business line’s other noninterest income compared to the same periods in 2020.
●	decreases in the broker-dealer segment’s fixed income services net revenues primarily from declines in noninterest income compared to the same periods in 2020. For the three and nine months ended September 30, 2021, the broker-dealer segment experienced net revenue declines in each trading division as a result of less robust customer demand and a less favorable trading environment. Additionally, for the nine month comparable period, the decline also included a $1.6 million decrease in net revenues due to the wind-down of the equity capital market division.
●	decreases in compensation expense, of which $7.3 million and $19.8 million, respectively, was primarily due to the decrease in variable compensation associated with revenue declines in our structured finance and fixed income services business lines.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during the three months ended September 30, 2021, compared with the same period in 2020, was primarily due to the increase in net interest income from our fixed income services business line and the net interest earned on customer margin loans. The slight increase in net interest income during the nine months ended September 30, 2021, compared with the same period in 2020, was primarily due to increases in net interest income from our fixed income services and securities lending division of our wealth management business line partially offset by a reduction in net interest income from securitities owned and customer margin loans. With the 39 basis point decrease in the nine-month weighted average Federal Funds interest rate from September 30, 2020 to September 30, 2021, the amount of interest earned on customer investment activities decreased as well.

Noninterest income decreased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to decreases in other noninterest income, partially offset by the increases in securities commissions and fees and investment banking and advisory fees and commissions for the three months ended September 30, 2021 and partially offset by the increase in investment and securities advisory fees and commissions for the nine months ended September 30, 2021.

Securities commissions and fees increased during the three months ended September 30, 2021, compared with the same period in 2020, primarily due to increases in commissions earned in mutual fund, insurance product and commodities contract sales transactions. These increases were partially offset by a $1.6 million decline in our money market and FDIC sweep revenues. Securities commissions and fees decreased during the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to a decrease in commissions earned in our wealth management line of business given a $9.5 million decline in our money market and FDIC sweep revenues given the lower interest rate environment, decreases in commissions earned from sales of OTC securities and our wind-down of the equity capital markets division. These decreases were partially offset by increases in commissions earned on mutual fund, insurance product and commodities contract sales transactions.

Investment and securities advisory fees and commissions increased during the three and nine months ended September 30, 2021, compared with the same periods in 2020, primarily due to increases in fees earned from our public finance fees received for municipal transactions and from improved wealth management advisory services fees.

Other noninterest income decreased during the three and nine months ended September 30, 2021, compared with the same periods in 2020, primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities due to decreased volumes and interest rate volatility. These year-over-year decreases in other noninterest income were heightened by decreases within our fixed income services business line within our taxable and municipal securities trading portfolios.

Noninterest expenses decreased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to decreases in variable compensation as previously noted, and for the nine months ended, partially offset by increased expenses in 2021 associated with the deployment of the new back-office system.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total compensation as a % of net revenue (1)	65.1%	59.1%	63.9%	59.0%
Pre-tax margin (2)	13.8%	23.7%	12.7%	21.3%
FDIC insured program balances at the Bank (end of period)			$794,446	$900,008
Other FDIC insured program balances (end of period)			$1,594,069	$1,683,981
Customer funds on deposit, including short credits (end of period)			$506,582	$419,078

Public finance services:
Number of issues	283	340	908	936
Aggregate amount of offerings	$14,832,192	$15,174,488	$45,450,987	$41,352,113

Structured finance:
Lock production/TBA volume	$1,774,501	$2,662,729	$5,491,809	$6,687,631

Fixed income services:
Total volumes	$53,254,804	$52,496,966	$184,280,307	$105,941,044
Net inventory (end of period)			$496,615	$610,641

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			103	119
Independent registered representatives (end of period)			188	193
Correspondents (end of period)			122	130
Correspondent receivables (end of period)			$271,664	$243,480
Customer margin balances (end of period)			$374,002	$258,447

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,377,261	$1,285,509
Interest-bearing liabilities - stock loaned (end of period)			$1,350,722	$1,177,098
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net interest income (expense)	$(3,503)	$(2,349)	$(1,154)	$(16,554)	$(3,647)	$(12,907)
Noninterest income	242,270	355,471	(113,201)	794,679	874,926	(80,247)
Noninterest expense	176,587	207,176	(30,589)	573,884	547,222	26,662
Income before income taxes	$62,180	$145,946	$(83,766)	$204,241	$324,057	$(119,816)

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

Since March 2020, economic uncertainties resulting from the spread of COVID-19 have had disruptive effects on the financial markets in which the mortgage origination segment operates as well as the global economy. In response to the COVID-19 pandemic, the U.S. 10 Year Treasury Rate declined significantly during the first quarter of 2020, which was followed by a steady decrease in mortgage interest rates during the remainder of 2020. Since December 2020, mortgage rates have increased, but remained lower on average during the nine months ended September 30, 2021, compared to the same period in 2020. As discussed in the “Recent Developments” section above, while the impact of the pandemic and the uncertainties have remained into 2021, significant progress associated with COVID-19 vaccination levels for U.S. residents has resulted in easing of restrictive measures in the United States. Further, the U.S. federal government has continued policies that have provided fiscal stimulus to the economy and relief to those affected by the pandemic.

Income before income taxes decreased during the three and nine months ended September 30, 2021, compared with the same period in 2020. These decreases were primarily the result of a decreases in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications, in addition to decreases in the average value of individual IRLCs.

The CARES Act has provided borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests that began in March 2020 resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter of 2020, we increased the amount of retained servicing on mortgage loans sold, as discussed in more detail below. Beginning in the fourth quarter of 2020 and continuing into the third quarter of 2021, PrimeLending has reduced the amount of retained servicing. However, amounts retained during the third quarter of 2021 continued to exceed amounts retained prior to the second quarter of 2020. PrimeLending utilizes a third-party to manage its servicing portfolio, and we therefore do not expect significant fluctuations in infrastructure costs to manage changes in PrimeLending’s servicing portfolio. PrimeLending’s liquidity has not been, and we do not expect that it will be significantly impacted by forbearance requests resulting from the CARES Act. GNMA, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation may impose restrictions on loans the agencies will accept, including loans under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

As average mortgage interest rates increased during the nine months ended September 30, 2021, compared to a decrease in rates during the same period in 2020, refinancing volume as a percentage of total origination volume decreased during both the three and nine months ended September 30, 2021, as compared to the same periods in 2020. Refinancing volume during the three months ended September 30, 2021, decreased to 29.4% from 35.1% during the same period in 2020, while refinancing volume during the nine months ended September 30, 2021, decreased slightly to 38.5% from 39.8% during the same period in 2020. If current mortgage interest rates remain relatively unchanged through December 31, 2021, we anticipate a lower percentage of refinancing volume relative to total loan origination volume during the last quarter of 2021 as compared to the last quarter of 2020. However, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2021, funded volume through ABAs was approximately 5% of the mortgage origination segment’s total loan volume. As of September 30, 2021, PrimeLending owned a greater than 50% membership interest in three ABAs. We expect total production within the ABA channel to increase slightly to approximately 6% of loan volume of the mortgage origination segment during the remainder of 2021.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021		2020			2021		2020
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2021 vs 2020	Amount	Total	Amount	Total	2021 vs 2020
Mortgage Loan Originations - units	18,919		23,673		(4,754)	60,651		59,802		849

Mortgage Loan Originations - volume:
Conventional	$3,871,765	69.20%	$4,844,635	75.11%	$(972,870)	$12,410,492	70.20%	$11,426,726	70.66%	$983,766
Government	894,869	16.00%	1,225,055	18.99%	(330,186)	2,571,494	14.54%	3,547,353	21.94%	(975,859)
Jumbo	547,131	9.78%	189,518	2.94%	357,613	1,986,473	11.24%	650,992	4.03%	1,335,481
Other	280,863	5.02%	191,145	2.96%	89,718	710,318	4.02%	546,929	3.37%	163,389
	$5,594,628	100.00%	$6,450,353	100.00%	$(855,725)	$17,678,777	100.00%	$16,172,000	100.00%	$1,506,777

Home purchases	$3,948,420	70.58%	$4,183,560	64.86%	$(235,140)	$10,870,052	61.49%	$9,729,981	60.17%	$1,140,071
Refinancings	1,646,208	29.42%	2,266,793	35.14%	(620,585)	6,808,725	38.51%	6,442,019	39.83%	366,706
	$5,594,628	100.00%	$6,450,353	100.00%	$(855,725)	$17,678,777	100.00%	$16,172,000	100.00%	$1,506,777

Texas	$1,066,264	19.06%	$1,223,544	18.97%	$(157,280)	$3,237,241	18.31%	$3,078,700	19.04%	$158,541
California	625,715	11.18%	640,081	9.92%	(14,366)	2,151,196	12.17%	1,656,438	10.24%	494,758
Arizona	249,471	4.46%	278,065	4.31%	(28,594)	806,722	4.56%	729,920	4.51%	76,802
Florida	240,413	4.30%	419,537	6.50%	(179,124)	793,293	4.49%	1,123,061	6.94%	(329,768)
South Carolina	219,394	3.92%	257,531	3.99%	(38,137)	744,834	4.21%	654,840	4.05%	89,994
Ohio	226,164	4.04%	255,388	3.96%	(29,224)	676,395	3.83%	617,369	3.82%	59,026
Missouri	205,897	3.68%	232,253	3.60%	(26,356)	574,878	3.25%	557,772	3.45%	17,106
Washington	177,118	3.17%	199,425	3.09%	(22,307)	568,911	3.22%	505,782	3.13%	63,129
North Carolina	159,894	2.86%	186,522	2.89%	(26,628)	578,796	3.27%	493,161	3.05%	85,635
Maryland	134,655	2.41%	229,705	3.56%	(95,050)	524,645	2.97%	580,487	3.59%	(55,842)
All other states	2,289,643	40.92%	2,528,302	39.21%	(238,659)	7,021,866	39.72%	6,174,470	38.18%	847,396
	$5,594,628	100.00%	$6,450,353	100.00%	$(855,725)	$17,678,777	100.00%	$16,172,000	100.00%	$1,506,777

Mortgage Loan Sales - volume:
Third parties	$5,967,850	96.32%	$6,508,983	99.80%	$(541,133)	$17,503,092	96.86%	$15,787,591	99.03%	$1,715,501
Banking segment	227,709	3.68%	12,790	0.20%	214,919	567,530	3.14%	155,345	0.97%	412,185
	$6,195,559	100.00%	$6,521,773	100.00%	$(326,214)	$18,070,622	100.00%	$15,942,936	100.00%	$2,127,686

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

The mortgage origination segment’s total loan origination volume during the three and nine months ended September 30, 2021, decreased 13.3% and increased 9.3% compared to the same periods in 2020, respectively, while income before income taxes decreased 57.4% and 37.0%, respectively, during the same periods in 2020. The decrease in income before income taxes during the three and nine months ended September 30, 2021, was primarily the result of a decrease of IRLCs related to a decrease in mortgage loan applications, and a decrease in the average value of individual IRLCs. Also contributing to the decrease during the nine months ended September 30, 2021, was an increase in variable compensation primarily driven by an increase in loan origination volume.

The information shown in the table below includes certain key performance indicators for the mortgage origination segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	359	441	378	392
Impact of loans retained by banking segment	(13)	(1)	(12)	(4)
As reported	346	440	366	388
Variable compensation as a percentage of total compensation	65.4%	71.9%	67.4%	68.2%
Mortgage servicing rights asset ($000's) (end of period) (1)			$110,931	$127,712
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense during the three and nine months ended September 30, 2021 and 2020 was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The decrease in net interest expense during the three and nine months ended September 30, 2021 and 2020 included the effects of decreased net yields on mortgage loans held for sale between the two periods.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net gains from sale of loans	$214,093	$287,255	$(73,162)	$661,563	$618,846	$42,717
Mortgage loan origination fees and other related income	38,780	47,703	(8,923)	124,082	121,841	2,241
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(22,902)	22,466	(45,368)	(47,274)	136,409	(183,683)
Mortgage servicing rights asset	(3,306)	(12,301)	8,995	8,379	(23,511)	31,890
Servicing fees	15,605	10,348	5,257	47,929	21,341	26,588
Total noninterest income	$242,270	$355,471	$(113,201)	$794,679	$874,926	$(80,247)

The decrease in net gains from sale of loans during the three months ended September 30, 2021, compared with the same period in 2020, was primarily a result of a decrease in average loan sales margin, and to a lesser extent a decrease in total loan sales volume. The increase in net gains from sale of loans during the nine months ended September 30, 2021, compared with the same period in 2020, was primarily a result of an increase in total loan sales volume, partially offset by a decrease in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the increase in loan sales volume during the nine months ended September 30, 2021, is consistent with the increase in loan origination volume during the period. The decreases in average loan sales margins during both the three and nine months ended September 30, 2021, were primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume. While average loan sales margins increased between the second and fourth quarters of 2020, margins have steadily declined during the nine months ended September 30, 2021, approaching margins recognized at the beginning of the COVID-19 pandemic. The decrease in mortgage loan origination fees during the three months ended September 30, 2021, compared with the same period in 2020, was primarily the result of a decrease in loan origination volume, in addition to a decrease in average mortgage loan origination fees.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income, and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. While we anticipate an increase in loans sold to and retained by the banking segment during the remainder of 2021 and then leveling off in 2022, we do not expect these sales to exceed 5% of total origination volume during this time. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter, and recent trends may not be indicative of sales during 2022. In March 2020, the mortgage origination segment executed a letter of intent with the banking segment to purchase mortgage loans previously sold to and retained by the banking segment with an unpaid principal balance of approximately $210 million. Such original sales of approximately $121 million are reflected in the previous mortgage loan details table within the mortgage loan sales volume to the banking segment during the nine months ended September 30, 2020. The remaining $91 million of such original sales were sold to the banking segment during 2019. When these loans were sold at par by the mortgage origination segment, the banking segment’s intent was to hold these loans for investment. The mortgage origination segment completed the repurchase of these loans from the banking segment and in turn sold the loans to investors in the secondary market during the second quarter of 2020.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease in fair value of IRLCs and loans held for sale during the three and nine months ended September 30, 2021 was the result of decreases in the total volume of individual IRLCs and loans held for sale and the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three months ended September 30, 2021, PrimeLending retained servicing on 24% of loans sold. Beginning in the second quarter of 2020, we increased the amount of retained servicing on mortgage loan sales. During both the second and third quarters of 2020, PrimeLending retained servicing on 89% of total mortgage loans sold. The increase in rates of retained servicing during this time was due to the reduction in third-party servicing outlets during the second quarter of 2020 resulting from the impact of the CARES Act. The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing. As forbearance requests leveled off during the latter part of 2020, the third-party market for mortgage servicing rights improved, increasing demand, which allowed PrimeLending to reduce retained servicing to 57% of total mortgage loans sold during the fourth quarter of 2020, then to 34% of total mortgage loans sold during the nine months ended September 30, 2021. If the third-party market for mortgage servicing rights continue to improve after year-end, we expect that PrimeLending will continue to reduce retained servicing on mortgage loans sold during 2022. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net gains (losses) as noted in the table above. Included in the net gains and losses for the three and nine months ended September 30, 2021, are MSR asset fair value adjustment gains totaling $3.3 million and $22.2 million, respectively, which reflect the difference between the MSR asset carrying values and the sale prices reflected in the letters of intent to sell the applicable MSR assets. On March 31 and June 30, 2021, the mortgage origination segment sold MSR assets of $52.8 million, which represented $4.9 billion of its serviced loan volume at the time, and $31.5 million, which represented $2.6 billion of its serviced loan volume at the time, respectively. As of September 30, 2021, the mortgage origination segment had executed a letter of intent for a pending sale of MSR assets with a serviced loan volume totaling $750 million. The sale of these MSR assets is expected to be completed during the fourth quarter of 2021, at a total price of approximately $9.6 million. On October 8, 2021, the mortgage origination segment executed a letter of intent for a pending sale of MSR assets with a serviced loan volume totaling $1.9 billion. The sale of these MSR assets is expected to be completed during the fourth quarter of 2021, at a total price of approximately $21.0 million. The value assigned these MSR assets as of September 30, 2021, reflects the price included in this letter of intent.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Variable compensation	$88,153	$116,275	$(28,122)	$300,720	$288,380	$12,340
Non-variable compensation and benefits	46,661	45,463	1,198	145,743	134,511	11,232
Segment operating costs	28,869	33,414	(4,545)	88,657	94,062	(5,405)
Lender paid closing costs	4,940	6,227	(1,287)	15,321	17,145	(1,824)
Servicing expense	7,964	5,797	2,167	23,443	13,124	10,319
Total noninterest expense	$176,587	$207,176	$(30,589)	$573,884	$547,222	$26,662

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, as previously noted, variable compensation comprised a significant portion of total employees’ compensation and benefits expenses during the three and nine months ended September 30, 2021 and 2020. The decreases in the percentage concentration of variable compensation and benefits between the three and nine months ended September 30, 2021 and 2020, were primarily due to decreases in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 13.3% and increased 9.3%, during the three and nine months ended September 30, 2021, compared to the same periods in 2020, respectively, the aggregate non-variable compensation and benefits of the mortgage origination segment increased 2.6% and 8.4%, compared to the same periods in 2020, respectively. The increase during the nine months ended September 30, 2021, was primarily due to an increase in salaries mainly resulting from increased underwriting and loan fulfillment staff to support the increase in loan origination volume starting in the second quarter of 2020. These additional staff continued to be needed to support loan origination volumes during the remainder of 2020 and the first nine months of 2021. Segment operating costs decreased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to decreases in software amortization expense and software license and maintenance costs.

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

Between January 1, 2012 and September 30, 2021, the mortgage origination segment sold mortgage loans totaling $146.9 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2012, it does not anticipate experiencing significant losses in the future on loans originated prior to 2012 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2012 and September 30, 2021 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$208,929	0.14%	$—	0.00%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	231,263	0.16%	9,055	0.01%
	$440,192	0.30%	$9,055	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At September 30, 2021 and December 31, 2020, the mortgage origination segment’s total indemnification liability reserve totaled $26.0 million and $21.5 million, respectively. The related provision for indemnification losses was $2.5 million and $3.1 million during the three months ended September 30, 2021 and 2020, respectively, and $8.0 million and $7.7 million during the nine months ended September 30, 2021 and 2020, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Net interest income (expense)	$(4,341)	$(4,594)	$253	$(13,720)	$(9,482)	$(4,238)
Noninterest income	757	477	280	8,140	3,315	4,825
Noninterest expense	15,355	21,999	(6,644)	37,015	35,741	1,274
Income (loss) from continuing operations before income taxes	$(18,939)	$(26,116)	$7,177	$(42,595)	$(41,908)	$(687)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and nine months ended September 30, 2021 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period included recurring quarterly interest expense of $1.9 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). During the three months ended September 30, 2021 and 2020, we incurred interest expense of $3.1 million and $3.1 million, respectively, and $9.3 million and $4.8 million during the nine months ended September 30, 2021 and 2020, respectively, on our $200 million aggregate principal amount of Subordinated Notes, which were issued in May 2020. Additionally, we incurred interest expense of $0.4 million and $0.6 million during the three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $2.2 million during the nine months ended September 30, 2021 and 2020, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”). As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Noninterest income from continuing operations during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During the nine months ended September 31, 2021, noninterest income included an aggregate of $6.5 million in pre-tax gains associated with observable transactions related to two merchant bank equity investments.

Noninterest expenses from continuing operations were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses decreased during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to decreases in expenses associated with employees’ incentive compensation and professional fees.

Results from Discontinued Operations

Insurance Segment

As previously discussed, on June 30, 2020, we completed the sale of NLC. Accordingly, insurance segment results for the three and nine months ended September 30, 2020 have been presented as discontinued operations in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements. All activity associated with the insurance segment was recognized in 2020, therefore, there are no results in the three and nine months ended September 30, 2021. There was no income from discontinued operations before income taxes during the three months ended September 30, 2020, while income from discontinued operations before income taxes was $2.1 million during the nine months ended September 30, 2020.

Corporate

As a result of the previously noted sale of NLC on June 30, 2020 for cash proceeds of $154.1 million, during 2020, Hilltop recognized an aggregate pre-tax gain on sale within discontinued operations of corporate of $36.8 million, net of customary transaction costs of $5.1 million. The resulting book gain from this sale transaction was not recognized for tax purposes pursuant to the rules under the Internal Revenue Code. Income from discontinued operations before income taxes associated with corporate was $0.7 million and $33.1 million during the three and nine months ended September 30, 2020.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2021, as compared with December 31, 2020.

Securities Portfolio

At September 30, 2021, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2021	2020
Trading securities, at fair value
U.S. Treasury securities	$3,401	$40,491
U.S. government agencies:
Bonds	14,883	40
Residential mortgage-backed securities	196,241	336,081
Commercial mortgage-backed securities	—	876
Collateralized mortgage obligations	54,065	69,172
Corporate debt securities	72,029	62,481
States and political subdivisions	264,044	171,573
Private-label securitized product	177	8,571
Other	4,973	4,970
	609,813	694,255
Securities available for sale, at fair value
U.S. Treasury securities	4,956	—
U.S. government agencies:
Bonds	46,119	82,806
Residential mortgage-backed securities	904,257	641,611
Commercial mortgage-backed securities	197,637	124,538
Collateralized mortgage obligations	794,009	565,908
States and political subdivisions	47,205	47,342
	1,994,183	1,462,205
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	10,755	13,547
Commercial mortgage-backed securities	150,060	152,820
Collateralized mortgage obligations	48,210	74,932
States and political subdivisions	68,394	70,645
	277,419	311,944

Equity securities, at fair value	221	140

Total securities portfolio	$2,881,636	$2,468,544

We had net unrealized losses of $2.8 million and net unrealized gains of $26.3 million at September 30, 2021 and December 31, 2020, respectively, related to the available for sale investment portfolio, and net unrealized gains of $10.7 million and $14.7 million associated with the securities held to maturity portfolio at September 30, 2021 and December 31, 2020, respectively. Equity securities included net unrealized gains of $0.2 million and $0.1 million at September 30, 2021 and December 31, 2020.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2021, the banking segment’s securities portfolio of $2.3 billion was comprised of trading securities of $0.1 million, available for sale securities of $2.0 billion, equity securities of $0.2 million and held to maturity securities of $277.4 million, in addition to $14.3 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the

Hilltop Broker-Dealers included trading securities of $609.7 million at September 30, 2021. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $113.1 million at September 30, 2021.

Corporate

At September 30, 2021, the corporate portfolio included other investments, including those associated with merchant banking, of $29.1 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2021. In addition, as of September 30, 2021, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at September 30, 2021.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment.

	September 30,	December 31,
	2021	2020
Commercial real estate	$3,032,141	$3,133,903
Commercial and industrial	1,950,797	2,627,774
Construction and land development	789,693	828,852
1-4 family residential	1,104,847	629,938
Consumer	29,547	35,667
Broker-dealer	645,901	437,007
Loans held for investment, gross	7,552,926	7,693,141
Allowance for credit losses	(109,512)	(149,044)
Loans held for investment, net of allowance	$7,443,414	$7,544,097

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.6 billion and $9.6 billion at September 30, 2021 and December 31, 2020, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $3.3 billion, of which $1.8 billion and $2.5 billion was drawn at September 30, 2021 and December 31, 2020, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio included approximately $133 million related to both initial and second round PPP loans at September 30, 2021. While these loans have terms of up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. Through October 22, 2021, the SBA had approved approximately 3,300 initial and second round PPP forgiveness applications from the Bank totaling approximately $775 million, with PPP loans of approximately $12 million pending SBA review and approval. We anticipate a significant amount of these remaining PPP loans pending approval being forgiven over the next two quarters. The forgiveness/payoff of the PPP loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at the time of payoff or forgiveness.

At September 30, 2021, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 43.9%, 16.0% and 11.4%, respectively, of the banking segment’s total loans held investment at September 30, 2021. The banking segment’s loan concentrations were within regulatory guidelines at September 30, 2021.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $645.6 million and $436.8 million at September 30, 2021 and December 31, 2020, respectively. This increase from December 31, 2020 to September 30, 2021 was primarily attributable to an increase of $91.5 million, or 51%, in receivables from correspondents, and an increase of $117.3 million, or 46%, in customer margin accounts.

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

	September 30,	December 31,
	2021	2020
Loans held for sale:
Unpaid principal balance	$1,846,578	$2,411,626
Fair value adjustment	54,567	109,778
	$1,901,145	$2,521,404
IRLCs:
Unpaid principal balance	$2,061,068	$2,470,013
Fair value adjustment	40,279	76,048
	$2,101,347	$2,546,061

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2021 and December 31, 2020 were $3.2 billion and $4.0 billion, while the related estimated fair values were $8.4 million and ($28.0) million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of September 30, 2021, we utilized a single macroeconomic alternative baseline, or S7, scenario published by Moody’s Analytics in September 2021.

During our previous quarterly macroeconomic assessment as of June 30, 2021, we also utilized the single S7 scenario published by Moody’s Analytics. The economic scenario selected as of September 30, 2021 was based on our evaluation of the Moody’s baseline economic forecast compared to other industry surveys over the reasonable and supportable period and our assessment of the reasonableness of impacts associated with the key monetary and government stimulus policy assumptions.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		September 30,	June 30,	March 31,	December 31,	September 30,
		2021	2021	2021	2020	2020
GDP growth rates:
	Q3 2020					26.6%
	Q4 2020				4.0%	2.9%
	Q1 2021			5.0%	1.6%	3.6%
	Q2 2021		10.8%	6.5%	4.5%	3.1%
	Q3 2021	5.0%	6.6%	6.7%	4.7%	4.4%
	Q4 2021	7.5%	6.9%	4.8%	5.8%	6.0%
	Q1 2022	4.6%	5.4%	3.2%	4.8%	5.5%
	Q2 2022	2.8%	2.8%	2.5%	4.4%
	Q3 2022	1.3%	2.3%	2.1%
	Q4 2022	1.5%	1.8%
	Q1 2023	2.4%

Unemployment rates:
	Q3 2020					8.9%
	Q4 2020				6.7%	9.1%
	Q1 2021			6.3%	6.9%	8.9%
	Q2 2021		5.8%	6.2%	7.1%	8.7%
	Q3 2021	5.2%	5.2%	5.8%	7.0%	8.3%
	Q4 2021	4.5%	4.5%	5.4%	6.8%	7.8%
	Q1 2022	3.9%	4.0%	5.1%	6.5%	7.3%
	Q2 2022	3.5%	3.7%	4.9%	6.2%
	Q3 2022	3.4%	3.6%	4.7%
	Q4 2022	3.3%	3.5%
	Q1 2023	3.3%

As of September 30, 2021, our economic forecast improved from June 30, 2021, as unemployment rates improve faster than the prior quarter’s outlook to below 3% by the end of 2023 and commercial real estate prices nationally have returned to pre-COVID 19 levels this quarter. Real GDP growth rates were revised lower based on updated economic data and consider potential supply-chain impacts on business and consumer spending. Our economic forecast continues to consider additional risks to U.S. economic recovery from recent inflation rates observed higher than Moody’s baseline scenario. We assume the Federal Reserve continues to support a target range of the federal funds rate near 0% through monetary policy support until the fourth quarter of 2022 when interest rates begin to increase.

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

During the three and nine months ended September 30, 2021, the decreases in the allowance for credit losses reflect improvement in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $11.0 million and $45.2 million, respectively. Such reversals were primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2021 included a provision for credit losses of $5.2 million and $5.6 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during both the three and nine months ended September 30, 2021 were also impacted by net recoveries of $0.1 million.

As discussed under the section titled “Loan Portfolio” earlier in this Item 2, the Bank’s actions beginning in the second and third quarters of 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. This deteriorating economic outlook resulted in a significant build in the allowance and included provision for credit losses through the second quarter of 2020. Beginning in the fourth quarter of 2020, improvement in both economic results and the macroeconomic outlook, coupled with government stimulus and positive risk rating grade migration within the Bank, have resulted in aggregate reversals of a significant portion of previously recorded credit losses. As a result, the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, was 1.74% as of September 30, 2021, down from a high of 2.63% as of September 30, 2020.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio and total active loan modifications, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For		Allowance	Allowance For
			Credit Losses		For Credit	Credit Losses
		Total	as a % of		Losses on	as a % of
	Total	Allowance	Total Loans	Active	Active	Active
	Loans Held	for Credit	Held For	Loan	Loan	Loan
September 30, 2021	For Investment	Losses	Investment	Modifications	Modifications	Modifications
Commercial real estate	$3,032,141	$68,535	2.26%	$8,966	$3,138	35.00%
Commercial and industrial (1)	1,311,598	30,292	2.31%	3,816	692	18.13%
Construction and land development	789,693	5,100	0.65%	—	—	—%
1-4 family residential	1,104,847	4,538	0.41%	4,310	75	1.74%
Consumer	29,547	504	1.71%	—	—	—%
	6,267,826	108,969	1.74%	17,092	3,905	22.85%

Broker-dealer	645,901	290	0.04%	—	—	—%
Mortgage warehouse lending	505,976	253	0.05%	—	—	—%
Paycheck Protection Program	133,223	—	—%	—	—	—%
	$7,552,926	$109,512	1.45%	$17,092	$3,905	22.85%
(1)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending and PPP loans.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of September 30, 2021, excluding margin loans in the broker-dealer segment, the banking segment mortgage warehouse and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes consumer and business confidence increases as new cases, hospitalizations and deaths from COVID-19 recede faster than expected, while availability and acceptance of vaccines and consumer spending accelerate more than expected. Real GDP is expected to grow 11.0% in the fourth quarter of 2021, 7.3% in the first quarter of 2022, and 4.2% in the second quarter of 2022. Average unemployment rates decline to 4.3% by the fourth quarter of 2021 and 2.9% by the end of 2022. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate until the beginning of 2023 and additional government infrastructure and social program spending approved in the fourth quarter of 2021 of $2.5 trillion.

Compared to our economic forecast, the downside scenario assumes consumer and business confidence declines as new cases, hospitalizations and deaths from COVID-19 diminish more slowly than expected, resulting in fewer people than expected getting vaccinated and increased worries about resistant strains. As a result, consumer confidence and spending erode causing the economy to fall back into recession. Real GDP is expected to decrease 3.5% in the fourth quarter of 2021, 3.3% in the first quarter of 2022, and 2.2% in the second quarter of 2022. Average unemployment rates increase to 6.7% by the fourth quarter of 2021 and 9.1% by the end of 2022. Average unemployment is expected to remain elevated but improve to 6.8% by the fourth quarter of 2023 and reverts to historical average rates over time. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate through late-2025, while disagreements in Congress prevent any additional stimulus from being enacted beyond the American Rescue Plan Act passed in March 2021.

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

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $48 million or a weighted average expected loss rate of 2.2% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on the path of the virus. We continue to monitor the impact of the COVID-19 pandemic and related policy measures on the economy and if pace and vigor of the expected recovery is worse than expected, further meaningful provisions could be required. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans Held for Investment	2021	2020	2021	2020
Balance, beginning of period	$115,269	$156,383	$149,044	$61,136
Transition adjustment for adoption of CECL accounting standard	—	—	—	12,562
Provision for (reversal of) credit losses	(5,819)	(602)	(39,648)	99,973
Recoveries of loans previously charged off:
Commercial real estate	19	571	253	592
Commercial and industrial	598	382	1,732	1,450
Construction and land development	—	—	—	2
1-4 family residential	20	10	482	25
Consumer	26	84	171	308
Broker-dealer	—	—	—	—
Total recoveries	663	1,047	2,638	2,377
Loans charged off:
Commercial real estate	124	29	310	4,517
Commercial and industrial	317	1,341	1,738	15,325
Construction and land development	—	—	—	2
1-4 family residential	87	144	248	517
Consumer	73	100	226	473
Broker-dealer	—	—	—	—
Total charge-offs	601	1,614	2,522	20,834
Net recoveries (charge-offs)	62	(567)	116	(18,457)
Balance, end of period	$109,512	$155,214	$109,512	$155,214
Allowance for credit losses as a percentage of gross loans held for investment			1.45%	1.95%

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the table below (dollars in thousands).

	September 30, 2021		December 31, 2020
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial real estate	$68,535	40.15%	$109,629	40.74%
Commercial and industrial	30,545	25.84%	27,703	34.16%
Construction and land development	5,100	10.45%	6,677	10.77%
1-4 family residential	4,538	14.63%	3,946	8.19%
Consumer	504	0.39%	876	0.46%
Broker-dealer	290	8.54%	213	5.68%
Total	$109,512	100.00%	$149,044	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Commercial real estate	$68,535	$77,633	$104,126	$109,629	$104,566
Commercial and industrial	30,545	27,866	28,513	27,703	38,178
Construction and land development	5,100	5,185	7,249	6,677	6,270
1-4 family residential	4,538	3,659	3,388	3,946	5,052
Consumer	504	592	944	876	1,002
Broker-dealer	290	334	279	213	146
	$109,512	$115,269	$144,499	$149,044	$155,214

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$7,981	$9,031	$8,388	$2,075
Transition adjustment CECL accounting standard	—	—	—	3,837
Other noninterest expense	(1,183)	287	(1,590)	3,406
Balance, end of period	$6,798	$9,318	$6,798	$9,318

As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During the three and nine months ended September 30, 2021, the decrease in the reserve for unfunded commitments was primarily due to improvements in loan expected loss rates.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had three credit relationships totaling $9.9 million of potential problem loans at September 30, 2021, compared with seven credit relationships totaling $11.3 million of potential problem loans at December 31, 2020.

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

Specifically, as discussed under the section titled “Loan Portfolio” earlier in this Item 2, the Bank’s actions during 2020 included approval of $1.0 billion of COVID-19 related loan modifications. During 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications with a portfolio of active deferrals that have not reached the end of their deferral period of approximately $17 million as of September 30, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans. The extent to which these measures will impact the Bank, and any progression of loans, whether receiving COVID-19 payment deferrals or not, into non-performing assets, during future periods is uncertain and will depend on future developments that cannot be predicted.

The following table presents components of our non-performing assets (dollars in thousands).

	September 30,	December 31,
	2021	2020	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$5,705	$11,133	$(5,428)
Commercial and industrial	29,808	34,049	(4,241)
Construction and land development	366	507	(141)
1-4 family residential	25,255	32,263	(7,008)
Consumer	24	28	(4)
Broker-dealer	—	—	—
	$61,158	$77,980	$(16,822)
Troubled debt restructurings included in accruing loans held for investment	1,038	1,954	(916)
Non-performing loans	$62,196	$79,934	$(17,738)

Non-performing loans as a percentage of total loans	0.64%	0.76%	(0.12)%

Other real estate owned	$21,605	$21,289	$316

Other repossessed assets	$—	$101	$(101)

Non-performing assets	$83,801	$101,324	$(17,523)

Non-performing assets as a percentage of total assets	0.47%	0.60%	(0.13)%

Loans past due 90 days or more and still accruing	$175,734	$243,630	$(67,896)

At September 30, 2021, non-accrual loans included 46 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at September 30, 2021 also included $5.3 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2020, non-accrual loans included 60 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2020 also included $10.9 million of loans secured by residential real estate which were classified as loans held for sale.

At September 30, 2021, TDRs were comprised of $1.0 million of loans that are considered to be performing and accruing, and $13.2 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2020, TDRs were comprised of $2.0 million of loans that are considered to be performing and accruing, and $16.0 million of loans that were considered to be non-performing reported in non-accrual loans. In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. Therefore, the Bank is not reporting COVID-19 related modifications as TDRs in accordance with the CARES Act.

OREO increased from December 31, 2020 to September 30, 2021, primarily due additions of $2.9 million, partially offset by disposals and valuation adjustments totaling $2.6 million. At both September 30, 2021 and December 31, 2020, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at September 30, 2021 and December 31, 2020, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA-related loans subject to repurchase within our mortgage origination segment. As of September 30, 2021, $99.9 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced it will temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of September 30, 2021. As of September 30, 2021, $99.5 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,
	2021		2020
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$4,040,649	0.00%	$3,182,002	0.00%
Interest-bearing demand deposits	5,921,329	0.31%	5,263,228	0.42%
Savings deposits	287,282	0.10%	221,429	0.10%
Time deposits	1,454,340	1.40%	1,869,877	1.50%
	$11,703,600	0.34%	$10,536,536	0.48%

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	September 30, 2021		December 31, 2020
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$747,040	1.28%	$695,798	1.46%	$51,242
Notes payable	395,804	5.66%	381,987	4.54%	13,817
Junior subordinated debentures	—	2.74%	67,012	4.13%	(67,012)
	$1,142,844	1.83%	$1,144,797	2.51%	$(1,953)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The increase in short-term borrowings at September 30, 2021, compared with December 31, 2020, primarily included increases in short-term bank loans and commercial paper used by the Hilltop Broker-Dealers to finance their activities, partially offset by a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers. Notes payable at September 30, 2021 was comprised of $149.1 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.0 million and mortgage origination segment borrowings of $49.7 million. As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At September 30, 2021, Hilltop had $343.1 million in cash and cash equivalents, a decrease of $31.7 million from $374.8 million at December 31, 2020. This decrease in cash and cash equivalents was primarily due to $29.5 million in cash dividends declared, $123.6 million of stock repurchases, and other general corporate expenses, partially offset by the receipt of $217.5 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

COVID-19

As previously discussed, in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, we took a number of precautionary actions beginning in March 2020 to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

To strengthen the Bank’s available liquidity position during 2020, we raised brokered deposits, as well as swept additional deposits from Hilltop Securities into the Bank. At September 30, 2021, given the continued strong cash and liquidity levels at the Bank, brokered deposits declined to approximately $243 million and the total funds swept from Hilltop Securities into the Bank was approximately $800 million. In addition, we continue to evaluate market conditions to determine the appropriateness of capital market inventory limits at Hilltop Securities.

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

Dividend Declaration

On October 28, 2021, our board of directors declared a quarterly cash dividend of $0.12 per common share, payable on November 30, 2021 to all common stockholders of record as of the close of business on November 15, 2021.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2021, our board of directors authorized a new stock repurchase program through January 2022 pursuant to which we were originally authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. In July 2021, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program by $75.0 million to $150.0 million. Then, in October 2021, our board of directors authorized, subject to regulatory review, an increase to the aggregate amount of common stock we may repurchase under this program by $50.0 million to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

During the nine months ended September 30, 2021, we paid $123.6 million to repurchase an aggregate of 3,632,482 shares of common stock at a weighted average price of $34.01 per share. The purchases were funded from available cash balances.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30, 2021, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At September 30, 2021, $200.0 million of our Subordinated Notes was outstanding.

Junior Subordinated Debentures

Following receipt of regulatory approval, in June 2021, PCC submitted to the trustee of one of the statutory trusts a notice to redeem in full outstanding Debentures in the principal amount of $18.0 million on July 31, 2021 (which resulted in the full redemption to the holders of the associated preferred securities and common securities).

Subsequently, during July and August 2021, PCC submitted to the trustees of each of the three remaining statutory trusts a notice to redeem in full outstanding Debentures in the aggregate principal amount of $49.0 million during September 2021 (which resulted in the full redemption to the holders of the associated preferred securities and common securities).

The Debentures, which were held by four statutory trusts created for the sole purpose of issuing and selling preferred securities and common securities used to acquire the Debentures, had an original stated term of 30 years with original maturities ranging from July 2031 to February 2038. The Debentures were callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At September 30, 2021, PCC had no remaining borrowings associated with the Debentures. The redemptions noted above were funded from available cash balances held at PCC.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at September 30, 2021 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2021 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum
			Capital
			Requirements
			Including
			Conservation	To Be Well
	September 30, 2021		Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,398,761	10.02%	4.0%	5.0%
Hilltop	2,209,309	12.64%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,398,761	15.40%	7.0%	6.5%
Hilltop	2,209,309	21.28%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,398,761	15.40%	8.5%	8.0%
Hilltop	2,209,309	21.28%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,482,471	16.32%	10.5%	10.0%
Hilltop	2,492,353	24.00%	10.5%	N/A

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

As previously discussed, to meet increased liquidity demands and ensure availability of adequate cash to meet both expected and unexpected funding needs without adversely affecting our daily operations and to improve the Bank’s already strong liquidity position, we raised brokered deposits during 2020 that have a remaining balance of approximately $243 million at September 30, 2021, down from approximately $731 million at December 31, 2020. Further, beginning in March 2020, additional deposits were swept from Hilltop Securities into the Bank. Since June 30, 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced, and is approximately $800 million as of September 30, 2021. As a result, the Bank was able to further fortify its borrowing capacity through access to secured funding sources as summarized in the following table (in millions).

	September 30,	December 31,
	2021	2020
FHLB capacity	$4,411	$4,410
Investment portfolio (available)	1,455	982
Fed deposits (excess daily requirements)	2,302	875
	$8,168	$6,267

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at September 30, 2021 continues to be at a heightened level given the uncertain outlook for 2021 and into 2022 due to the COVID-19 pandemic. While the extent to which COVID-19 will impact the Bank remains uncertain, the Bank is targeting available liquidity of between approximately $5 billion and $6 billion during the remainder of 2021. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 8.96% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.44% of the Bank’s total deposits at September 30, 2021. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2021, Hilltop Securities had credit arrangements with four unaffiliated banks, with maximum aggregate commitments of up to $600.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At September 30, 2021, Hilltop Securities had borrowed $64.0 million under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The commercial paper notes (“CP Notes”) are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of September 30, 2021, the weighted average maturity of the CP Notes was 159 days at a rate of 1.06% with a weighted average remaining life of 85 days. At September 30, 2021, the aggregate amount outstanding under these secured arrangements was $367.9 million, which was collateralized by securities held for firm accounts valued at $400.5 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through warehouse lines of credit maintained with the Bank, which have an aggregate commitment of $3.3 billion, of which $1.8 billion was drawn at September 30, 2021. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at September 30, 2021.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At September 30, 2021, these ABAs had combined available lines of credit totaling $145.0 million, $55.0 million of which was with a single unaffiliated bank, and the remaining $90.0 million of which was with the Bank. At September 30, 2021, Ventures Management had outstanding borrowings of $69.4 million, $19.7 million of which was with the Bank.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at September 30, 2021 and outstanding financial and performance standby letters of credit of $87.2 million at September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2020 Form 10-K, except as discussed below.

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

	September 30, 2021
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,115,096	$1,211,230	$1,512,246	$634,419	$262,270	$8,735,261
Securities	237,536	257,390	570,740	409,557	765,752	2,240,975
Federal funds sold and securities purchased under agreements to resell	406	—	—	—	—	406
Other interest sensitive assets	2,315,438	—	—	—	29,497	2,344,935
Total interest sensitive assets	7,668,476	1,468,620	2,082,986	1,043,976	1,057,519	13,321,577

Interest sensitive liabilities:
Interest bearing checking	$6,062,553	$—	$—	$—	$—	$6,062,553
Savings	306,755	—	—	—	—	306,755
Time deposits	464,458	529,474	114,714	32,152	3	1,140,801
Notes payable and other borrowings	161,367	186	582	734	2,789	165,658
Total interest sensitive liabilities	6,995,133	529,660	115,296	32,886	2,792	7,675,767

Interest sensitivity gap	$673,343	$938,960	$1,967,690	$1,011,090	$1,054,727	$5,645,810

Cumulative interest sensitivity gap	$673,343	$1,612,303	$3,579,993	$4,591,083	$5,645,810

Percentage of cumulative gap to total interest sensitive assets	5.05%	12.10%	26.87%	34.46%	42.38%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2021 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$121,570	34.34%	$580,478	32.17%
+200	$78,848	22.27%	$416,627	23.09%
+100	$37,526	10.60%	$228,998	12.69%
-50	$(6,124)	(1.73)%	$(302,911)	(16.79)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2021 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

	September 30, 2021
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$2,863	$5,462	$37,814	$217,905	$264,044
U.S. government and government agency obligations	13	(6,908)	(24,640)	219,363	187,828
Corporate obligations	(1,337)	3,710	11,524	30,130	44,027
Total debt securities	1,539	2,264	24,698	467,398	495,899
Corporate equity securities	(4,257)	—	—	—	(4,257)
Other	4,973	—	—	—	4,973
	$2,255	$2,264	$24,698	$467,398	$496,615

Weighted average yield
Municipal obligations	0.00%	4.29%	4.76%	3.25%	3.45%
U.S. government and government agency obligations	0.08%	0.72%	1.23%	4.83%	4.10%
Corporate obligations	1.05%	2.58%	2.48%	2.82%	2.57%

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led, and will continue to lead, to governmental efforts in the United States to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Within Texas, where our banking operations are primarily located and in which we have a significant presence for our broker-dealer and mortgage origination segments, a shift in the current state of the energy industry reflecting a transition from carbon intensive activities to low-carbon or “green” technologies and processes could have a more profound impact on our customers, consumer behavior and the economy. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2021	78,176	$32.05	78,176	$98,055,959
August 1 - August 31, 2021	1,704,567	33.13	1,704,567	41,580,453
September 1 - September 30, 2021	459,018	32.94	459,018	26,458,347
Total	2,241,761	$33.06	2,241,761
(1)	On January 22, 2021, we announced that our board of directors authorized a stock repurchase program under which we were originally authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2022. In July 2021, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program by $75.0 million to $150.0 million. Then, in October 2021, our board of directors authorized, subject to regulatory review, an increase to the aggregate amount of common stock we may repurchase under this program by $50.0 million to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

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

HILLTOP HOLDINGS INC.

Date: October 28, 2021	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)