Form 10-K
period 2021-12-31
Hilltop Holdings Inc.
filed 2022-02-15
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2021, was approximately $2.22 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 14, 2022 was 78,966,136.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2022 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, such as the current global outbreak of a novel strain of coronavirus (“COVID-19”) or disruptions in global or national supply chains, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, use of proceeds from offerings, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, including as a result of the “current expected credit losses” (CECL) model, expected future benchmarks rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have had, and may continue to have, an adverse impact on the global economy and our business operations and performance;
●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment and transitions away from the London Interbank Offered Rate (“LIBOR”);
●	risks associated with our concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

●	cost and availability of capital;
●	changes in key management;
●	competition in our banking, broker-dealer, and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

At December 31, 2021, on a consolidated basis, we had total assets of $18.7 billion, total deposits of $12.8 billion, total loans, including loans held for sale, of $9.7 billion and stockholders’ equity of $2.5 billion.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HTH.”

Our principal office is located at 6565 Hillcrest Avenue, Dallas, Texas 75205, and our telephone number at that location is (214) 855-2177. Our internet address is www.hilltop-holdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, at http://ir.hilltop-holdings.com/ under the tab “Investor Relations - Filings” as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The references to our website in this Annual Report are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

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

The following graphic reflects our current business segments.

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

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 29 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2021, had $14.9 billion in assets and total deposits of $13.0 billion. The primary sources of our deposits are residents and businesses located in Texas. At December 31, 2021, the Bank employed approximately 1,100 people.

The table below sets forth a distribution of the banking segment’s loans, classified by portfolio segment. The banking segment’s loan portfolio included $3.3 billion in warehouse lines of credit extended to PrimeLending, of which $1.7 billion was drawn at December 31, 2021. Effective January 1, 2022, these warehouse lines of credit were decreased to $2.8 billion to address expected declines in loan origination volumes. Amounts advanced against the warehouse lines of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

		% of Total
	Total Loans	Loans Held
	Held for Investment	for Investment
Commercial real estate:
Non-owner occupied	$1,729,699	19.5%
Owner occupied	1,313,030	14.8%
Commercial and industrial (1)	1,463,447	16.5%
Mortgage warehouse lending	411,973	4.7%
Construction and land development	892,783	10.1%
1-4 family residential	1,303,430	14.7%
Consumer	32,349	0.4%
	7,146,711	80.7%
PrimeLending warehouse lines of credit	1,713,534	19.3%
Total loans held for investment	$8,860,245	100.0%
(1)	Included loans totaling $77.7 million at December 31, 2021 funded through the Paycheck Protection Program.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”) were passed in March 2020, which were intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the Paycheck Protection Program (“PPP”) as a Small Business Administration (“SBA”) preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. During 2020, the Bank approved approximately $1.0 billion in COVID-19 related loan modifications as of December 31, 2020.

During 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $16 million of new COVID-19 related loan modifications during 2021. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $4 million as of December 31, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans and certain loan portfolio industry sectors and subsectors continue to have an increased level of risk, and therefore management continues to monitor these loans.

We implement our underwriting standards according to the facts and circumstances of each particular loan request, as discussed below.

Business Banking. Our business banking customers primarily consist of agribusiness, energy, healthcare, institutions of higher education, real estate (including construction and land development) and wholesale/retail trade companies. We provide these customers with extensive banking services, such as online banking, business check cards and other add-on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer our business banking customers term loans, lines of credit, equipment loans and leases, letters of credit, agricultural loans, commercial real estate loans and other loan products, including PPP loans in 2020 and 2021.

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

Broker-Dealer

The “Hilltop Broker-Dealers” include the operations of Hilltop Securities, a broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the NYSE, Momentum Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC. Hilltop Securities and Momentum Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). Additionally, Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network are investment advisers registered under the Investment Advisers Act of 1940. At December 31, 2021, Hilltop Securities had total assets of $3.6 million and net capital of $201.7 million, which was $190.1 million in excess of its minimum net capital requirement of $11.6 million. At December 31, 2021, the Hilltop Broker-Dealers employed approximately 750 people and maintained 44 locations in 16 states.

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

Retail. The retail group acts as a securities broker for retail investors in the purchase and sale of securities, options, and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. We extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc., we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and Momentum Independent Network advisors to retail clients. We retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management team, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The Momentum Independent Network advisors may also contract directly with third party carriers to sell specified insurance products to their customers. The commissions received from these third party carriers are paid directly to the advisor. At December 31, 2021, we employed 98 registered representatives in 21 retail brokerage offices and had contracts with 177 independent retail representatives for the administration of their securities business.

Clearing Services. The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2021, we provided services to 122 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, which is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). During 2021, funded loan volume through ABAs was approximately 5% of the mortgage origination segment’s total loan volume. At December 31, 2021, our mortgage origination segment operated from over 285 locations in 44 states, originating 18.6%, 11.9% and 4.6%, respectively, of its mortgage loans (by dollar volume) from its Texas, California and Arizona locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through warehouse lines of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. In addition, during 2021, 2020, and 2019, the mortgage origination segment originated approximately $778 million, $193 million, and $149 million, respectively, in loans on behalf of the banking segment. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter, but we do not expect these sales to exceed 5% of total origination volume during this time. PrimeLending may, from time to time, manage its related mortgage servicing rights (“MSR”) assets through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse lines of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending had a staff of approximately 2,700 people, including approximately 1,300 mortgage loan officers, as of December 31, 2021 that produced $22.7 billion in closed mortgage loan volume during 2021, 63.7% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”), Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that (i) are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or (ii) do not comply with approved investor-specific underwriting guidelines).

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in the large metropolitan markets in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and Momentum Independent Network, which conduct business nationwide, with 59% of the broker-dealer segment’s net revenues during 2021 generated through locations in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 285 locations in 44 states. During 2021, an aggregate of 60% of PrimeLending’s origination volume was concentrated in ten states, with 35% concentrated in Texas, California and Arizona, collectively. Other than these ten states, none of the states in which PrimeLending operated during 2021 represented more than 3% of PrimeLending’s origination volume.

Employees and Human Capital Resources

At December 31, 2021 we employed approximately 4,900 full-time employees and less than 50 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to our core values (integrity, collaboration, adaptability, respect and excellence) as well as actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in the retention of our top-performing employees. At December 31, 2021, approximately 27% of our current staff had been with us for ten years or more.

We are committed to offering transparency into our business activities and providing our stakeholders with key data supporting our sustainability. For more information, see our current Environmental, Social and Governance, or ESG, and Sustainability Report, available on our website at https://hilltop-holdings.com/ under the tab “Who We Are – ESG & Sustainability.” The references to our website in this Annual Report are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report.

Competition

We face significant competition in the business segments in which we operate and the geographic markets we serve. Many of our competitors have substantially greater financial resources, lending limits and branch networks than we do, and offer a broader range of products and services.

Our banking segment primarily competes with national, regional and community banks within the various markets where the Bank operates. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, pension trusts, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions. The ability to attract and retain skilled lending professionals is critical to our banking business. Competition for deposits and in providing lending products and services to consumers and businesses in our market area is intense and pricing is important. Competition for deposits and lending services is also increasing from internet-based competitors and fintech companies. Other factors encountered in competing for deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services.

Within our broker-dealer segment, we face significant competition based on a number of factors, including price, perceived expertise, quality of advice, reputation, range of services and products, technology, innovation and local presence.

Competition for recruiting and retaining securities traders, investment bankers, and other financial advisors is intense. Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. Further, our broker-dealer segment competes with discount brokerage firms, including fintech startups, that do not offer equivalent services but offer discounted prices and certain free services. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of investment banking, advisory and other related financial brokerage services.

Our competitors in the mortgage origination business include large financial institutions as well as independent mortgage banking companies, commercial banks, savings banks, savings and loan associations and fintech companies. Our mortgage origination segment competes on a number of factors including customer service, quality and range of products and services offered, price, reputation, interest rates, closing process and duration, and loan origination fees. The ability to attract and retain skilled mortgage origination professionals is critical to our mortgage origination business. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive mortgage loan products and services.

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

The CARES Act provided approximately $350 billion to fund loans to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans were 100% federally guaranteed (principal and interest) through December 31, 2020. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. Among other protections, institutions were permitted not to characterize loan modifications related to the COVID-19 pandemic as a troubled debt restructuring and were permitted to suspend the corresponding impairment determinations for accounting purposes.

The Paycheck Protection Program Flexibility Act (the “PPFA”) enacted on June 5, 2020 increased the amount of time that borrowers have to use PPP loan proceeds and apply for loan forgiveness and made other changes to make the PPP more favorable to borrowers.

The Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“Appropriations PPP Amendments”) is a pandemic relief portion of the much larger Consolidated Appropriations Act of 2021, which was signed by the President on December 27, 2020. The Appropriations PPP Amendments, among other things, reauthorize and modify the PPP by appropriating more than $284 billion to the PPP so businesses can apply for forgivable loans for the first time; permit businesses that had previously received a PPP loan to apply for a second PPP loan subject to generally more restrictive eligibility criteria and reducing the maximum amount of proceeds available among other relief measures. See “Risk Factors —As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, or other parties regarding our originating, processing, or servicing of loans under the PPP, and risks that the SBA may not fund some or all PPP loan guaranties or approve loan forgiveness.”

The Anti-Money Laundering Act of 2020 (the “AML Act”) was enacted as part of the National Defense Authorization Act for Fiscal Year 2021 when the U.S. House of Representatives and the U.S. Senate voted by more than a two-thirds majority to override a Presidential veto effective on January 1, 2021. The AML Act is the most significant revision to the anti-money laundering laws since the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001, as amended (the “USA PATRIOT Act”). The AML Act clarifies and streamlines the Currency and Foreign Transactions Reporting Act of 1970, as amended, (the “Bank Secrecy Act”) and anti-money laundering (“AML”) obligations in the following ways: requires U.S. entities and entities doing business in the United States to report into a national registry maintained by the Financial Crimes Enforcement Network (“FinCEN”) certain beneficial ownership information, subject to exceptions; modernizes the statutory definition of “financial institution” to include (i) entities that provide services involving “value that substitutes for currency,” which includes stored value and virtual currencies and (ii) any person engaged in the trade of antiquities, including an advisor, consultant or any other person who deals in the sale of antiquities; enhances penalties for Bank Secrecy Act and AML violations, including claw back of bonuses; increases AML whistleblower awards and expands whistleblower protections; requires the Secretary of the Treasury to establish and update every four years National AML Priorities, which are incorporated into the Bank Secrecy Act compliance programs at financial institutions subject to the Bank Secrecy Act; permits collaborative arrangements between financial institutions to participate in common activity or pool resources related to AML or Bank Secrecy Act compliance; provides for an annual review of Bank Secrecy Act regulations by the Secretary of the Treasury that is reported to Congress; and requires the Secretary of the Treasury to review the dollar thresholds and reporting requirements relating to currency transaction reports and suspicious activity; among other amendments to the Bank Secrecy Act. Implementing regulations concerning certain provisions the AML Act have been proposed by FinCEN, but are not finalized.

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

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The Alternative Reference Rates Committee (“ARRC”) proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. Additionally, the accounting standards setter, Financial Accounting Standards Board (“FASB”) recently issued optional guidance that would help ease the potential effects of reference rate reform on financial reporting. The guidance would offer optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions affected by reference rate reform. Additionally, the FASB issued specific accounting guidance which permits the use of the Overnight Index Swap rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Federal banking agencies issued a joint statement that imposed a deadline of December 31, 2021 for supervised institutions to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing or reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $2.07 million for each day the activity continues. In addition, the Dodd-Frank Act authorizes the Federal Reserve Board to require reports from and examine bank holding companies and their subsidiaries, and to regulate functionally regulated subsidiaries of bank holding companies.

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

Hilltop and PlainsCapital began transitioning to the Basel III final rules on January 1, 2015. The capital conservation buffer and certain deductions from common equity Tier 1 capital were fully phased in as of January 1, 2019. During 2021, our eligible retained income was positive and our capital conservation buffer was greater than 2.5%, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2022.

At December 31, 2021, Hilltop had a total capital to risk-weighted assets ratio of 23.75%, Tier 1 capital to risk-weighted assets ratio of 21.22% and a common equity Tier 1 capital to risk-weighted assets ratio of 21.22%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At December 31, 2021, PlainsCapital had a total capital to risk-weighted assets ratio of 16.77%, Tier 1 capital to risk-weighted assets ratio of 16.00% and a common equity Tier 1 capital to risk-weighted assets ratio of 16.00%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

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

On November 14, 2019, the federal banking agencies, among other agencies, published a separate final rule to provide greater clarity and certainty about the activities prohibited by the Volcker Rule and to improve supervision and implementation of the Volcker Rule based on the agencies’ experience implementing these provisions since 2013. Compliance with the final rule began January 1, 2021, however, banking entities were allowed to voluntarily comply with the final rule in whole or in part prior to the compliance date, subject to the agencies’ completion of necessary technological changes.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2021.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act required the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35% by September 30, 2020. On November 28, 2018, the FDIC announced that the DIF reserve ratio exceeded the statutorily required minimum reserve ratio. The FDIC will notify the bank of the assessment rate that we will be charged for the assessment period. Accruals for DIF assessments were $3.6 million during 2021.

The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Community Reinvestment Act. The CRA requires, in connection with examinations of financial institutions, that federal banking regulators (in the Bank’s case, the Federal Reserve Board) evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various CRA-related agreements. On July 20, 2021, the Federal banking agencies published an interagency statement that the agencies are committed to working together to jointly strengthen and modernize the regulations that implement the CRA.

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

Federal Laws Applicable to Deposit Operations. The deposit operations of the Bank are subject to the Right to Financial Privacy Act, the Truth in Savings Act and the Electronic Funds Transfer Act and Regulation E issued by the CFPB to implement that act. The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to such bank. Pursuant to a provision in EGRRCPA, the FDIC published a final rule on February 4, 2019 excepting a capped amount of reciprocal deposits from being considered as brokered deposits for certain insured depository institutions. On December 15, 2020, the FDIC also approved a final rule intended to modernize the FDIC’s framework for regulating brokered deposits and ensure the classification of a deposit appropriately reflects changes in the banking landscape. The final rule is also intended to modify the interest rate restrictions applicable to certain depository institutions and clarify the application of the brokered deposit requirements to non-maturity deposits. The final rule became effective on April 1, 2021, but full compliance was not required during a transitionary period ending January 1, 2022. Effective January 1, 2022, we will continue to treat deposits swept to the Bank from the broker-dealer segment as non-brokered. At that time, the cost of these sweep deposits will be based on a current market rate of interest rather than a per account fee. At December 31, 2021, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

Fixing America’s Surface Transportation Act (FAST Act). The FAST Act, signed by President Obama on December 4, 2015, provides for funding highways and infrastructure in the United States. Part of the funding for this law comes from a reduction of the dividends paid by the Federal Reserve to its stockholders with total consolidated assets of more than $10 billion, effective January 1, 2016. On that date, the annual dividend on paid-in capital stock for stockholders with total consolidated assets of more than $10 billion shall be the lesser of: (i) the rate equal to the high yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of such dividend and (ii) 6 percent. The Federal Reserve Board published a final rule implementing these requirements on November 23, 2016. On December 8, 2021, the Federal Reserve published its annual adjustment to the consolidated asset threshold, increasing it to $11.229 billion in assets through December 31, 2022. As of December 31, 2021, the Bank’s total assets were $14.9 billion.

Anti-terrorism and Money Laundering Legislation. The Bank is subject to the USA PATRIOT Act, the Bank Secrecy Act and rules and regulations of FinCEN and the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, including obtaining beneficial ownership information on new legal entity customers and otherwise has implemented policies and procedures intended to comply with the foregoing rules until such time as FinCEN publishes regulations implementing the Corporate Transparency Act, which is part of the AML Act. As discussed above under “Recent Regulatory Developments,” the AML Act imposes the reporting requirements of beneficial ownership of certain business entities on those entities and not on covered financial institutions, among other amendments to the Bank Secrecy Act.

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

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2021, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

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

Regulation Best Interest (“Regulation BI”) and Form CRS Relationship Summary (“Form CRS”). Beginning June 2020, the “best interest” standard requires a broker-dealer to make recommendations of securities transactions, or investment strategies involving securities, to a retail customer without putting its financial interests ahead of the interests of a retail customer. Form CRS requires SEC-registered investment advisers (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. Regulation BI heightens the standard of care for broker-dealers when making investment recommendations and imposes disclosure and policy and procedural obligations that could impact the compensation our wealth management line of business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Regulation BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA.

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

The final rules concerning mortgage origination and servicing address the following topics:

Ability to Repay. This final rule requires that for residential mortgages, creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans. On December 29, 2020, the CFPB published a final rule creating a new category of “qualified mortgage,” called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. As the result of the COVID-19 pandemic, the CFPB approved a final rule on April 27, 2021 that delays the mandatory compliance date for the General Qualified Mortgage final rule from July 1, 2021 to October 1, 2022 to ensure flexibility for consumers affected by the COVID-19 pandemic.

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

●	The outbreak of COVID-19 has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.

●	Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.
●	Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.
●	Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.
●	The financial services industry is characterized by rapid technological change, and if we fail to keep pace, our business may suffer.
●	We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.
●	Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.
●	An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.
●	Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest income or expense.
●	Our mortgage origination is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.
●	Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.
●	Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
●	Our bank lending, margin lending, stock lending, securities trading and execution and mortgage purchase businesses are all subject to credit risk.
●	As a participating lender in the PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients, or other parties regarding our originating, processing, or servicing of loans under the PPP, and risks that the SBA may not fund some or all PPP loan guaranties.
●	We depend on our computer and communications systems and an interruption in service would negatively affect our business.
●	Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
●	We are heavily dependent on dividends from our subsidiaries.
●	Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.
●	We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
●	A reduction in our credit rating could adversely affect us or the holders of our securities.
●	The indenture governing the Senior Notes contains, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.
●	We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
●	We may be subject to more stringent capital requirements in the future.
●	Our broker-dealer business is subject to various risks associated with the securities industry.

●	Market fluctuations could adversely impact our broker-dealer business.
●	Our investment advisory business may be affected if our investment products perform poorly.
●	Our existing correspondents may choose to perform their own clearing services or move their clearing business to one of our competitors or exit the business.
●	Several of our broker-dealer segment’s product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers.
●	Our mortgage origination segment is subject to investment risk on loans that it originates.
●	The CFPB has issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.
●	Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.
●	If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.
●	We ultimately may write-off goodwill and other intangible assets resulting from business combinations.
●	The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting policies.
●	We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.
●	We are subject to losses due to fraudulent and negligent acts.
●	Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.
●	We are subject to legal claims and litigation, including potential securities law liabilities, any of which could have a material adverse effect on our business.

Risks Related to our Business

The outbreak of COVID-19 has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.

The worldwide COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020 and 2021 and adversely affected our business. While the impact of the pandemic and the uncertainties remain, significant progress associated with COVID-19 vaccination levels in the United States has resulted in easing of restrictive measures in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects depends on future developments that are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the rise of new variants, the duration of the outbreak, the measures that have to be taken, or future measures, by various governmental authorities in response to the outbreak (such as quarantines, shelter-in-place orders and travel restrictions) and the possible further impacts on the global economy.

We are generally exposed to the credit risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, and this risk may be exacerbated by the macroeconomic effects of COVID-19. We lend to businesses and individuals, including through offering commercial and industrial loans, commercial and residential mortgage loans and other loans generally collateralized by assets. We also incur credit risk through our investments. Our credit risk and credit losses may increase to the extent our loans or investments are to borrowers or issuers who as a group may be uniquely or disproportionately affected by declining economic or market conditions as a result of COVID-19, such as those operating in the travel, lodging, retail, entertainment and energy industries. The allowance for credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic beginning in March 2020, and then the reduction in reserves during 2021 associated with improvements in macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures.

The changes in economic conditions caused by the impact of the COVID-19 pandemic and related policy measures on the economy can be expected to have a significant effect on our businesses and results of operations, including:

●	further increases in the allowance for credit losses and possible recognition of credit losses, especially if businesses close or are substantially limited in their operating capacity, unemployment rates increase, consumer and business confidence declines, consumer trends change and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses;
●	possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting client activities or to regulatory actions; and
●	the possibility that significant portions of our workforce are unable to work effectively, including because of illness, quarantines, sheltering-in-place arrangements, government actions or other restrictions related to the pandemic.

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

While Bank management endeavors to estimate the allowance to cover anticipated losses over the lives of our loan and debt security portfolios, no underwriting and credit monitoring policies and procedures that we could adopt to address credit risk could provide complete assurance that we will not incur unexpected losses. These losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs based on judgments different from those of Bank management. Any such increase in our provision for (reversal of) credit losses or additional loan charge-offs could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2021, approximately 56% of our loans were advanced to our customers on a variable or adjustable-rate basis and approximately 2% of our loans were advanced to our customers on a fixed-rate basis where we utilized derivative instruments to swap our economic exposure to a variable-rate basis. Fixed rate exposure was approximately 32% of the outstanding loans at December 31, 2021. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition or results of operations. Alternatively, a decrease in interest rates could negatively impact our margins and profitability. Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. As of December 31, 2021, less than 32% of our total loans’ rates are floored, with an average interest rate floor 94 basis points above market rates. There were approximately 5% of our total loans with rate floors that have not been reached, with an average interest rate 76 basis points below market rates. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

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

Several factors could pose risks to the financial services industry, including trade wars, restrictions and tariffs; slowing growth in emerging economies; geopolitical matters, including international political unrest, disturbances and conflicts; acts of war and terrorism; pandemics; changes in interest rates; regulatory uncertainty; continued infrastructure deterioration; low oil prices; disruptions in global or national supply chains; and natural disasters. In addition, the current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

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

We conduct our banking operations primarily in Texas. At December 31, 2021, substantially all of the real estate loans in our loan portfolio were secured by properties located in our four largest markets within Texas, with 39%, 24%, 15% and 5% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio, Houston/Coastal Bend and Rio Grande Valley/South Texas markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. The Bank has loans extended to businesses that depend on the energy industry including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors. If crude oil prices remain depressed for an extended period or decrease further, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios. Moreover, natural disasters, such as Hurricane Harvey in 2017, may also have an adverse impact on local economic conditions.

In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2021, 18.6% and 11.9% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Also, in our broker-dealer segment, 61% of public finance services net revenues were from entities located in Texas, and 88% of retail brokerage service revenues were generated through locations in Texas, California and Oklahoma. Any regional or local economic downturn that affects Texas or, to a lesser extent, California or Oklahoma, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters, supply chain disruptions or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2021, 49% of the loan portfolio of our banking segment was comprised of loans with commercial or residential real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in commercial or residential real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest income or expense.

Certain loans we originate bear interest at a floating rate based on LIBOR. We also pay interest on certain borrowings and are counterparty to derivative agreements that are based on LIBOR and have existing contracts with payment calculations that use LIBOR as the reference rate. These changes will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts.

As previously discussed, in July 2017, the FCA announced that it intends to cease compelling banks to submit rates for the calculation of LIBOR after 2021. Most recently in March 2021, the FCA and the Intercontinental Exchange (“ICE”) Benchmark Administration concurrently confirmed their original intention to stop requesting banks to submit the rates required to calculate LIBOR after the 2021 calendar year and additionally announced firm target dates for the phase out of various LIBOR tenors. Pursuant to the announcement, one week and two-month LIBOR ceased to be published on December 31, 2021, and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023. However, at this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The ARRC has formally recommended SOFR as its preferred alternative replacement rate for LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

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

It is unclear whether, or in what form, LIBOR will continue to exist after 2021. Any transition to an alternative benchmark will require careful consideration and implementation so as not to disrupt the stability of financial markets. If LIBOR ceases to exist, we may need to take a variety of actions, including negotiating certain of our agreements based on an alternative benchmark that may be established, if any. There is no guarantee that a transition from LIBOR to an alternative benchmark will not result in financial market disruptions, significant changes in benchmark rates or adverse changes in the value of certain of our loans, and our income and expense. To date, an immaterial amount of expenses have been incurred as a result of our efforts; however, in the future we may incur additional expenses as we finalize the transition of our systems and processes away from LIBOR, which could have a material adverse effect on our financial condition or results of operations.

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

Under the CARES Act loan program administered through the SBA, referred to as the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP which exposed the Company to risks relating to noncompliance with the PPP. For instance, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding our process and procedures used to process applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

In addition, the Bank may be exposed to credit risk on PPP loans if a determination is made by the SBA that there was a deficiency in the manner in which loans were originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan or the calculation of the maximum PPP loans to which a borrower was entitled, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

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

As a result of our mortgage servicing business, which we may expand in the future, we have a portfolio of MSR assets. An MSR is the right to service a mortgage loan – collect principal, interest and escrow amounts – for a fee. We measure and carry all of our residential MSR assets using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

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

The CARES Act was enacted as a part of an on-going legislative response to the COVID-19 virus and has provided borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests that began in March 2020 resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter 2020, the Company increased the amount of retained servicing on mortgage loan sales. Beginning in the fourth quarter of 2020 and continuing into 2021, PrimeLending has reduced the amount of retained servicing. However, amounts retained during the fourth quarter of 2021 continued to exceed amounts retained prior to the second quarter of 2020. The increased size of our MSR portfolio could result in us carrying significant asset balances. This could result in a reduction in our liquidity and cause a reduction in our capital ratios. The combination of these impacts along with other impacts, could cause us to not have sufficient liquidity or capital.

At December 31, 2021, the mortgage origination segment’s MSR asset had a fair value of $87.3 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. We have identified control deficiencies that constituted a material weakness in our internal controls and procedures in the past and may experience a material weakness in future years. If we fail to maintain adequate internal controls, our financial statements may not accurately reflect our financial condition. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with acquisitions, our consolidated balance sheet at December 31, 2021, included goodwill of $267.4 million and other intangible assets, net of accumulated amortization, of $15.3 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

We have goodwill and intangibles balances recorded in connection with acquisitions in our banking, broker-dealer and mortgage origination segments, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses. Given the potential impacts as a result of economic uncertainties associated with the pandemic, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. Although certain valuation assumptions and judgments will change to account for pandemic-related circumstances, we do not anticipate significant changes in methodology used to determine the fair value of our goodwill, intangible assets and other long-lived assets. We continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment in the future.

Based on the results of our annual quantitative analysis as of October 1, 2021, the fair values of each of our reporting units indicated no impairment of goodwill. Any downward revisions to current year actual and future forecasted operating performance, in conjunction with any changes to long-term growth rates or discount rates, may cause the fair value of the respective reporting unit to decline. If the estimated fair value is less than the carrying value, we would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

In addition, stockholders, customers and other stakeholders have begun to consider how corporations are addressing environmental, social and governance (“ESG”) issues. Governments, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing and have become a consideration in investment decisions. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. We could also face potential negative ESG-related publicity in traditional media or social media if stockholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. If the Company, or our relationships with certain customers, vendors or suppliers, became the subject of negative publicity, our ability to attract and retain customers and employees, and our financial condition and results of operations, could be adversely impacted.

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

At December 31, 2021, on a consolidated basis, we had total deposits of $12.8 billion and other indebtedness of $1.2 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”), $50.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due 2030 (the “2030 Subordinated Notes”) and $150.0 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due 2035 (the “2035 Subordinated Notes”). Our significant amount of indebtedness could have important consequences, such as:

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

Our banking segment primarily competes with national, regional and community banks within various markets where the Bank operates. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage and investment banking firms, consumer finance companies, pension trusts, governmental organizations and increasingly fintech companies, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in Texas has remained competitive over the past several years, and we expect the level of competition we face to further increase. Competition for deposits and in providing lending products and services to consumers and businesses in our market area is intense and pricing is important. Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2021, no shares of preferred stock were outstanding.

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

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2021, we declared and paid cash dividends of $0.48 per common share.

In January 2021, the Hilltop board of directors authorized a new stock repurchase program through January 2022, pursuant to which the Company was authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock. In July 2021, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program by $75.0 million to $150.0 million. Then, in October 2021, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program by $50.0 million to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2021, the Company paid $123.6 million to repurchase an aggregate of 3,632,482 shares of common stock at an average price of $34.01 per share associated with the stock repurchase program. These shares were returned to the pool of authorized but unissued shares of common stock.

In January 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock.

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

Banking. At December 31, 2021, our banking segment conducted business at 62 locations throughout Texas, including four support facilities. The Bank leases 36 banking locations, including its principal offices, and owns the remaining 26 banking locations.

Broker-Dealer. At December 31, 2021, our broker-dealer segment conducted business from 44 locations in 16 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination. At December 31, 2021, our mortgage origination segment conducted business from over 285 locations in 44 states. Each of these locations is leased by PrimeLending.

Item 3. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 20 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. At February 14, 2022, there were 78,966,136 shares of our common stock outstanding with 331 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2021, we declared and paid cash dividends of $0.48 per common share. On January 27, 2022, we announced that our board of directors increased our quarterly dividend to $0.15 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Common Stock — There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 22, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	2,900,286
Total	—	$—	2,900,286

*

Represents shares available for future issuance under the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). Shares may become available for awards under the 2020 Plan upon the future forfeiture, expiration, cancellation or settlement in cash of awards outstanding under the Hilltop Holdings Inc. 2012 Equity Incentive Plan.

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2021	—	$—	—	$76,458,347
November 1 - November 30, 2021	—	—	—	76,458,347
December 1 - December 31, 2021	—	—	—	76,458,347
Total	—	$—	—

(1)	On January 22, 2021, we announced that our board of directors authorized a stock repurchase program under which we were originally authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock through January 2022. In July 2021, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program by $75.0 million to $150.0 million. Then, in October 2021, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program by $50.0 million to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. In January 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. With the adoption of the new stock repurchase plan in January 2022, the stock repurchase plan authorized in January 2021 expired.

Item 6. [Reserved].

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

The following historical consolidated data for the periods indicated has been derived from our historical consolidated financial statements included elsewhere in this Annual Report (dollars in thousands, except per share data and weighted average shares outstanding).

	2021	2020	2019
Statement of Operations Data:
Net interest income	$422,982	$424,166	$438,979
Provision for (reversal of) credit losses	(58,213)	96,491	7,206
Total noninterest income	1,410,275	1,690,480	1,062,817
Total noninterest expense	1,387,398	1,453,803	1,211,889
Income from continuing operations before income taxes	504,072	564,352	282,701
Income tax expense	117,976	133,071	63,714
Income from continuing operations before income taxes	386,096	431,281	218,987
Income from discontinued operations, net of income taxes	—	38,396	13,990
Net income	386,096	469,677	232,977
Less: Net income attributable to noncontrolling interest	11,601	21,841	7,686
Income attributable to Hilltop	$374,495	$447,836	$225,291

Per Share Data:
Diluted earnings per common share from continuing operations	$4.61	$4.58	$2.29
Diluted weighted average shares outstanding	$81,173	$89,304	$92,394
Book value per common share	$31.95	$28.28	$23.20
Tangible book value per common share (1)	$28.37	$24.77	$19.65
Cash dividends declared per common share	$0.48	$0.36	$0.32
Dividend payout ratio (2)	10.34%	7.18%	13.12%

Balance Sheet Data:
Total assets of continuing operations	$18,689,080	$16,944,264	$14,924,019
Cash and due from banks	2,823,138	1,062,560	433,626
Securities	3,046,500	2,468,544	1,987,561
Loans held for sale	1,878,190	2,788,386	2,106,361
Loans held for investment, net of unearned income	7,879,904	7,693,141	7,381,400
Allowance for credit losses	(91,352)	(149,044)	(61,136)
Total deposits	12,818,077	11,242,319	9,032,214
Notes payable	387,904	381,987	256,269
Total stockholders' equity	2,549,203	2,350,647	2,128,796

Capital Ratios (3):
Common equity to assets ratio	13.50%	13.72%	13.86%
Tangible common equity to tangible assets (1)	12.17%	12.22%	12.00%
(1)	For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”
(2)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(3)	Ratios and financial data presented on a consolidated basis and includes discontinued operations for 2020 and 2019 periods and those assets and liabilities classified as discontinued as of December 31, 2019.

Income from continuing operations before income taxes during 2021 included the following contributions from our reportable business segments.

●	The banking segment contributed $282.9 million of income before income taxes during 2021;
●	The broker-dealer segment contributed $43.7 million of income before income taxes during 2021; and
●	The mortgage origination segment contributed $235.5 million of income before income taxes during 2021.

During 2021, we paid an aggregate of $123.6 million to repurchase shares of our common stock, and declared and paid total common dividends of $39.0 million.

On January 27, 2022, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on February 28, 2022 to all common stockholders of record as of the close of business on February 15, 2022.

Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present certain measures in our selected financial data that are not measures of financial performance recognized by GAAP. “Tangible book value per common share” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common equity to tangible assets” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total assets reduced by goodwill and other intangible assets. These measures are important to investors interested in changes from period to period in tangible common equity per share exclusive of changes in intangible assets. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions.

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

	December 31,
	2021	2020	2019

Book value per common share	$31.95	$28.28	$23.20
Effect of goodwill and intangible assets per share	(3.58)	(3.51)	(3.55)
Tangible book value per common share	$28.37	$24.77	$19.65

Hilltop stockholders’ equity	$2,522,668	$2,323,939	$2,103,039
Less: goodwill and intangible assets, net	282,731	287,811	321,590
Tangible common equity	$2,239,937	$2,036,128	$1,781,449

Total assets	$18,689,080	$16,944,264	$15,172,448
Less: goodwill and intangible assets, net	282,731	287,811	321,590
Tangible assets	$18,406,349	$16,656,453	$14,850,858

Equity to assets	13.50%	13.72%	13.86%
Tangible common equity to tangible assets	12.17%	12.22%	12.00%

Recent Developments

COVID-19

The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020. While the impact of the pandemic and the uncertainties have remained into 2022, significant progress associated with COVID-19 vaccination levels in the United States has resulted in easing of restrictive measures in the United States even as additional variants have emerged. Further, the U.S. federal government enacted policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the stimulus intended to bolster household finances as well as those of small businesses, states and municipalities. Throughout the pandemic, we have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, banking by appointment, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. In 2021, we returned a majority of our employees to their respective office locations beginning in the second quarter of 2021 based initially on a rotational team schedule to better ensure that appropriate social distancing measures were followed, and with limited exceptions due to the emergence of new variants of the virus, have generally returned to pre-pandemic work arrangements with available hybrid options for designated roles. We are continuing to monitor and assess the impact of the COVID-19 pandemic on a regular basis.

In light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, we took a number of precautionary actions beginning in March 2020 to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels. As a result of the short-term rate adjustments by the Federal Open Markets Committee (“FOMC”) and the stressed economic outlook during March 2020, mortgage rates fell to historically low levels. Given our exposure to the mortgage market, this precipitous decline in rates resulted in significant growth in mortgage originations at both PrimeLending and Hilltop Securities through its partnerships with certain housing finance authorities. To improve our already strong liquidity position, we raised brokered and other wholesale funding to support the enhanced mortgage activity. To meet increased liquidity demands, we raised brokered deposits during 2020 that have a remaining balance of approximately $228 million at December 31, 2021, down from approximately $731 million at December 31, 2020. Further, beginning in March 2020, additional deposits were swept from Hilltop Securities into the Bank. Since June 30, 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced, and was approximately $800 million as of December 31, 2021.

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

Given the potential impacts as a result of economic uncertainties associated with the pandemic, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. The Company further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the annual assessment, the Company determined that as of October 1, 2021 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment in the future.

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

Loan Portfolio

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”) were passed in March 2020, which were intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act was the creation of a $349 billion Paycheck Protection Program (“PPP”), which was later expanded by an additional $310 billion, that provides federal government loan forgiveness for Small Business Administration (“SBA”) Section 7(a) loans for small businesses, which may include our customers, to pay up to eight weeks of employee compensation and other basic expenses such as electric and telephone bills. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. Further, the CARES Act and subsequent legislation allowed the Bank to suspend the troubled debt restructuring (“TDR”) requirements for certain loan modifications to be categorized as a TDR through January 1, 2022.

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

During 2021, the Bank has continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $16 million of new COVID-19 related loan modifications during 2021. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $4 million as of December 31, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans.

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

							Allowance for	Allowance for
		Active					Credit Losses	Credit Losses
	Active	90 Day			Classified	Allowance	as a % of	as a % of
	90 Day	Interest and	Total		and	for	Total	Classified
	Principal	Principal	Active Modifications		Criticized	Credit	Active	and Criticized
December 31, 2021	Deferrals	Deferrals	($)	(#)	Loans	Losses	Modifications	Loans
Hotel	$—	$—	$—	—	$—	$—	—%	—%
Restaurants	—	—	—	—	—	—	—%	—%
Transportation & Warehousing	—	—	—	—	—	—	—%	—%
1-4 Family Residential	—	3,573	3,573	30	3,080	54	1.5%	1.8%
Retail	—	—	—	—	—	—	—%	—%
Real Estate & Rental & Leasing	—	—	—	—	—	—	—%	—%
Healthcare and Social Assistance	—	—	—	—	—	—	—%	—%
All Other	—	—	—	—	—	—	—%	—%
	$—	$3,573	$3,573	30	$3,080	$54	1.5%	1.8%

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices have increased since historical lows observed in 2020, but uncertainty remains as economies continue to recover from the COVID-19 pandemic, vaccination programs evolve, and future supply and demand for oil are influenced by a return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At December 31, 2021, the Bank’s energy loan exposure was approximately $75 million of loans held for investment with unfunded commitment balances of approximately $39 million. The allowance for credit losses on the Bank’s energy portfolio was $0.3 million, or 0.4% of loans held for investment at December 31, 2021.

As noted above, the Bank’s actions during the second quarter of 2020 and again during the first and second quarters of 2021 included supporting our impacted banking clients through the PPP effort. These efforts included approval and funding of over 4,100 PPP loans, with approximately $78 million outstanding at December 31, 2021. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. Through February 11, 2022, the SBA had approved approximately 3,700 initial and second round PPP forgiveness applications from the Bank totaling approximately $840 million, with PPP loans of approximately $4 million currently pending SBA review and approval.

Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses given the economic uncertainties associated with COVID-19.

Outlook

The COVID-19 pandemic has adversely impacted financial markets and overall economic conditions, and is expected to continue to have implications on our business and operations. The extent of the impact of the pandemic on our operational and financial performance for 2022 is currently uncertain and will depend on certain developments outside of our control, including, among others, the ongoing distribution and effectiveness of vaccines, the emergence of new variants of the virus, government stimulus, the ultimate impact of the pandemic on our customers and clients, and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic.

Additionally, our balance sheet, operating results and certain metrics during 2021 reflected strong credit quality, significant reversals of credit losses, heightened capital and liquidity levels, and low mortgage interest rates. The extent of the impact on 2022 of expected headwinds including tight housing inventories on mortgage volumes, a return to normalized credit loss exposures, declining deposit balances, the timing and magnitude of interest rate changes, and inflationary pressures associated with compensation, occupancy and software costs within our business segments is currently uncertain.

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

LIBOR

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of LIBOR after 2021. Most recently in March 2021, the FCA and the Intercontinental Exchange (“ICE”) Benchmark Administration concurrently confirmed their original intention to stop requesting banks to submit the rates required to calculate LIBOR after the 2021 calendar year and additionally announced firm target dates for the phase out of various LIBOR tenors. Pursuant to the announcement, one week and two-month LIBOR ceased to be published on December 31, 2021, and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023.

Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has also published recommended fallback language for LIBOR-linked financial instruments, among numerous other areas of guidance.

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

Certain loans we originated bear interest at a floating rate based on LIBOR. We also pay interest on certain borrowings and are counterparty to derivative agreements that are based on LIBOR and have existing contracts with payment calculations that use LIBOR as the reference rate. The cessation of publication of LIBOR will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts.

ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The ARRC has formally recommended SOFR as its preferred alternative rate for LIBOR. However, at this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally.

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

Company Background

From January 2007 until November 2012, our primary operations were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through NLC’s wholly owned insurance subsidiaries. As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable segments is presented in Note 29, Segment and Related Information, in the notes to our consolidated financial statements.

The following table presents certain information about the continuing operating results of our reportable segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Year Ended December 31,			Variance 2021 vs 2020		Variance 2020 vs 2019
	2021	2020	2019	Amount	Percent	Amount	Percent
Net interest income (expense):
Banking	$406,524	$390,871	$379,258	$15,653	4	$11,613	3
Broker-Dealer	43,296	39,912	51,308	3,384	8	(11,396)	(22)
Mortgage Origination	(20,400)	(10,489)	(6,273)	(9,911)	(94)	(4,216)	(67)
Corporate	(17,239)	(14,192)	(5,541)	(3,047)	(21)	(8,651)	(156)
All Other and Eliminations	10,801	18,064	20,227	(7,263)	(40)	(2,163)	(11)
Hilltop Continuing Operations	$422,982	$424,166	$438,979	$(1,184)	(0)	$(14,813)	(3)

Provision for (reversal of) credit losses:
Banking	$(58,175)	$96,326	$7,280	$(154,501)	NM	$89,046	NM
Broker-Dealer	(38)	165	(74)	(203)	NM	239	NM
Mortgage Origination	—	—	—	—	—	-	-
Corporate	—	—	—	—	—	-	-
All Other and Eliminations	—	—	—	—	—	-	-
Hilltop Continuing Operations	$(58,213)	$96,491	$7,206	$(154,704)	NM	$89,285	NM

Noninterest income:
Banking	$45,113	$41,376	$41,753	$3,737	9	$(377)	(1)
Broker-Dealer	381,125	491,355	404,411	(110,230)	(22)	86,944	21
Mortgage Origination	986,990	1,172,450	634,992	(185,460)	(16)	537,458	85
Corporate	9,133	3,945	2,104	5,188	132	1,841	88
All Other and Eliminations	(12,086)	(18,646)	(20,443)	6,560	35	1,797	9
Hilltop Continuing Operations	$1,410,275	$1,690,480	$1,062,817	$(280,205)	(17)	$627,663	59

Noninterest expense:
Banking	$226,915	$232,447	$231,524	$(5,532)	(2)	$923	0
Broker-Dealer	380,798	415,463	366,031	(34,665)	(8)	49,432	14
Mortgage Origination	731,056	753,917	563,998	(22,861)	(3)	189,919	34
Corporate	50,507	53,040	50,968	(2,533)	(5)	2,072	4
All Other and Eliminations	(1,878)	(1,064)	(632)	(814)	(77)	(432)	(68)
Hilltop Continuing Operations	$1,387,398	$1,453,803	$1,211,889	$(66,405)	(5)	$241,914	20

Income (loss) from continuing operations before taxes:
Banking	$282,897	$103,474	$182,207	$179,423	173	$(78,733)	(43)
Broker-Dealer	43,661	115,639	89,762	(71,978)	(62)	25,877	29
Mortgage Origination	235,534	408,044	64,721	(172,510)	(42)	343,323	530
Corporate	(58,613)	(63,287)	(54,405)	4,674	7	(8,882)	(16)
All Other and Eliminations	593	482	416	111	23	66	16
Hilltop Continuing Operations	$504,072	$564,352	$282,701	$(60,280)	(11)	$281,651	100

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

Specifically, performance ratios and asset quality ratios are typically used for measuring the performance of banking and financial institutions. We consider return on average stockholders’ equity, return on average assets and net interest margin to be important supplemental measures of operating performance that are commonly used by securities analysts, investors and other parties interested in the banking and financial industry. The net recoveries (charge-offs) to average loans outstanding ratio is also considered a key measure for our banking segment as it indicates the performance of our loan portfolio.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $423.0 million in net interest income during 2021, compared with net interest income of $424.2 million and $439.0 million during 2020 and 2019, respectively. Changes in net interest income during 2021, compared with 2020, primarily due to an increase within our banking segment, significantly offset by a decrease within our mortgage origination segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $296.3 million, $274.0 million and $241.5 million in securities commissions and fees and investment and securities advisory fees and commissions, and $75.2 million, $203.1 million and $150.0 million in gains from derivative and trading portfolio activities (included within other noninterest income) during 2021, 2020 and 2019, respectively.
(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2021, 2020 and 2019, we generated $986.0 million, $1.2 billion and $634.9 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $1.4 billion, $1.7 billion and $1.1 billion in noninterest income during 2021, 2020 and 2019, respectively. The decrease in noninterest income from continuing operations during 2021, compared with 2020, was predominantly attributable to a decrease of $186.9 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment and a decrease of $127.9 million in gains from derivative and trading portfolio activities within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during 2021 was $374.5 million, or $4.61 per diluted share, compared with $409.4 million, or $4.58 per diluted share, during 2020, and $211.3 million, or $2.29 per diluted share, during 2019. Hilltop’s financial results from continuing operations during 2021 reflect a significant decrease in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income as well as declines in net revenues within the broker-dealer segment’s structured finance business and fixed income services lines, while the banking segment reflected positive changes in macroeconomic and loan expected loss rates during 2021 as opposed to a significant build in the allowance for credit losses given the market disruption and economic uncertainties caused by COVID-19 during 2020.

Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $447.8 million, or $5.01 per diluted share, during 2020, and $225.3 million, or $2.44 per diluted share, during 2019.

Certain items included in net income during 2021, 2020 and 2019 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before income taxes during 2021, 2020 and 2019 included net accretion on earning assets and liabilities of $19.2 million, $18.9 million and $28.5 million, respectively, and amortization of identifiable intangibles of $5.2 million, $6.3 million and $7.6 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Year Ended December 31,
	2021	2020	2019
Return on average stockholders' equity (1)	15.38%	20.03%	11.18%
Return on average assets (2)	2.17%	2.88%	1.66%
Net interest margin (3) (4)	2.57%	2.85%	3.48%
Leverage ratio (5) (end of year)	12.58%	12.64%	12.71%
Common equity Tier 1 risk-based capital ratio (6) (end of year)	21.22%	18.97%	16.70%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 16 basis points, 25 basis points and 40 basis points during 2021, 2020 and 2019, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During 2021, 2020 and 2019, purchase accounting contributed 12, 14 and 25 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.58%, 2.85% and 3.48%, respectively. The purchase accounting activity is primarily related to the accretion of discount of loans which totaled $18.8 million, $18.8 million and $28.7 million during 2021, 2020 and 2019, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2021			2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$2,293,543	$64,767	2.82%	$2,306,203	$74,467	3.23%	$1,501,154	$64,830	4.32%
Loans held for investment, gross (1)	7,645,292	339,548	4.44%	7,618,723	358,844	4.71%	7,088,208	395,641	5.58%
Investment securities - taxable	2,493,848	47,582	1.91%	1,897,859	49,936	2.63%	1,803,622	61,983	3.44%
Investment securities - non-taxable (2)	313,703	11,448	3.65%	231,824	7,918	3.42%	233,713	6,803	2.91%
Federal funds sold and securities purchased under agreements to resell	152,273	372	0.24%	90,961	138	0.15%	63,598	1,236	1.94%
Interest-bearing deposits in other financial institutions	2,078,666	2,942	0.14%	1,257,902	3,165	0.25%	371,312	8,469	2.28%
Securities borrowed	1,445,464	61,667	4.21%	1,435,572	51,360	3.58%	1,550,322	69,582	4.49%
Other	50,929	3,332	6.54%	59,412	3,687	6.21%	75,298	6,869	9.12%
Interest-earning assets, gross (2)	16,473,718	531,658	3.23%	14,898,456	549,515	3.69%	12,687,227	615,413	4.85%
Allowance for credit losses	(129,689)			(122,148)			(57,690)
Interest-earning assets, net	16,344,029			14,776,308			12,629,537
Noninterest-earning assets	1,451,928			1,537,269			1,397,420
Total assets	$17,795,957			$16,313,577			$14,026,957

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,722,584	$23,624	0.31%	$7,397,121	$47,040	0.64%	$5,916,491	$71,509	1.21%
Securities loaned	1,374,142	50,974	3.71%	1,336,873	42,817	3.20%	1,423,847	60,086	4.22%
Notes payable and other borrowings	1,216,381	32,393	2.66%	1,222,044	33,249	2.72%	1,398,559	41,928	3.00%
Total interest-bearing liabilities	10,313,107	106,991	1.04%	9,956,038	123,106	1.24%	8,738,897	173,523	1.99%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,157,962			3,304,475			2,635,924
Other liabilities	863,976			791,002			614,164
Total liabilities	15,335,045			14,051,515			11,988,985
Stockholders’ equity	2,435,185			2,235,690			2,014,535
Noncontrolling interest	25,727			26,372			23,437
Total liabilities and stockholders' equity	$17,795,957			$16,313,577			$14,026,957

Net interest income (2)		$424,667			$426,409			$441,890
Net interest spread (2)			2.19%			2.45%			2.86%
Net interest margin (2)			2.58%			2.85%			3.48%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $1.7 million, $1.2 million and $0.6 million during 2021, 2020 and 2019, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries (operating segments) by the banking segment, are eliminated from the consolidated financial statements. Our consolidated net interest margins during 2020 and, to a lesser extent, 2021 were also negatively impacted by certain actions taken by management during 2020 to strengthen our available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution in light of extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy.

On a consolidated basis, net interest income from continuing operations decreased during 2021, compared with 2020, primarily due to the effects of decreased net yields on loans held for investment and mortgage loans held for sale, year-over-year increase in interest incurred related to the Subordinated Notes at corporate beginning in May 2020, and the decrease in market interest rates on deposits within the banking segment. Net interest income from continuing operations decreased during

2020, compared with 2019, primarily due to decreases in interest earned on loans held for investment, interest incurred beginning in May 2020 related to the Subordinated Notes at corporate and decreases in net interest income from our stock lending business, customer margin loans and other customer activities within the broker-dealer segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During 2021, the reversal of credit losses was primarily impacted by the banking segment’s reduction in reserves associated with collectively evaluated loans within the portfolio attributable to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. During 2020, the provision for credit losses was significantly impacted by the banking segment’s build in reserves associated with the increase in the expected lifetime credit losses under the Current Expected Credit Losses (“CECL”) methodology attributable to the market disruption and related economic uncertainties caused by COVID-19. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income from continuing operations decreased during 2021, compared with 2020, primarily due to changes in net fair value and related derivative activity and a decrease in average loan sales margin, partially offset by a slight increase in total mortgage loan sales volume within our mortgage origination segment, as well as decreases in structured finance and fixed income services net revenues within our broker-dealer segment. The increase in noninterest income from continuing operations during 2020, compared with 2019, was primarily due to increases in total mortgage loan sales volume and changes in net fair value and related derivative activity within our mortgage origination segment, as well as increases in fixed income services, public finance services and structured finance net revenues within our broker-dealer segment.

Noninterest expense from continuing operations decreased during 2021, compared with 2020, primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations, and a decline in variable compensation within our broker-dealer segment. We expect inflationary headwinds related to certain noninterest expenses, including compensation, occupancy, and software costs, to result in higher fixed costs during 2022. The increase in noninterest expense from continuing operations during 2020, compared with 2019, was primarily due to increases in variable compensation and segment operating costs associated with the increased mortgage loan originations within our mortgage origination segment and increases in variable compensation within our broker-dealer segment.

Effective income tax rates from continuing operations were 23.4%, 23.6% and 22.5% for 2021, 2020 and 2019, respectively, and approximated applicable statutory rates for such periods.

Segment Results from Continuing Operations

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Net interest income	$406,524	$390,871	$379,258	$15,653	$11,613
Provision for (reversal of) credit losses	(58,175)	96,326	7,280	(154,501)	89,046
Noninterest income	45,113	41,376	41,753	3,737	(377)
Noninterest expense	226,915	232,447	231,524	(5,532)	923
Income before income taxes	$282,897	$103,474	$182,207	$179,423	$(78,733)

The increase in income before income taxes during 2021, compared with 2020, was primarily due to the impact of reversals of credit losses throughout 2021, which reflected improvement in both realized economic results and the macroeconomic outlook, as opposed to significant increases in the provision for credit losses during the first half 2020 associated with the adoption of the CECL model and the significant market disruption caused by COVID-19. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Year Ended December 31,
	2021	2020	2019
Efficiency ratio (1)	50.25%	53.78%	54.99%
Return on average assets (2)	1.55%	0.63%	1.36%
Net interest margin (3)	3.07%	3.31%	4.00%
Net recoveries (charge-offs) to average loans outstanding (4)	0.01%	(0.30)%	(0.08)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

The banking segment presents net interest margin and net interest income in the following discussion and table below, on a taxable equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rates of 21% for all periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During 2021, 2020 and 2019, purchase accounting contributed 16, 18 and 33 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.08%, 3.31% and 4.01%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions as discussed in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2021			2020			2019
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,069,485	$323,136	4.57%	$7,152,783	$341,383	4.77%	$6,564,748	$367,903	5.60%
Subsidiary warehouse lines of credit	2,124,700	80,761	3.75%	2,073,087	79,488	3.83%	1,374,051	61,812	4.50%
Investment securities - taxable	2,026,189	29,215	1.44%	1,377,578	27,651	2.01%	1,181,198	29,879	2.53%
Investment securities - non- taxable (2)	114,118	3,905	3.42%	111,471	3,789	3.40%	96,186	3,267	3.40%
Federal funds sold and securities purchased under agreements to resell	30,395	89	0.30%	460	1	0.18%	447	1	0.17%
Interest-bearing deposits in other financial institutions	1,837,196	2,459	0.13%	1,038,647	1,888	0.18%	202,478	4,525	2.23%
Other	36,813	460	1.25%	42,977	377	0.88%	55,403	2,534	4.57%
Interest-earning assets, gross (2)	13,238,896	440,025	3.32%	11,797,003	454,577	3.85%	9,474,511	469,921	4.96%
Allowance for credit losses	(129,303)			(121,770)			(57,546)
Interest-earning assets, net	13,109,593			11,675,233			9,416,965
Noninterest-earning assets	966,296			967,690			938,663
Total assets	$14,075,889			$12,642,923			$10,355,628

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,578,963	$30,988	0.41%	$7,306,143	$60,297	0.83%	$5,654,663	$79,805	1.41%
Notes payable and other borrowings	142,705	1,586	1.11%	205,448	2,642	1.29%	481,924	10,233	2.12%
Total interest-bearing liabilities	7,721,668	32,574	0.42%	7,511,591	62,939	0.84%	6,136,587	90,038	1.47%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,512,227			3,412,212			2,622,229
Other liabilities	155,979			128,795			93,861
Total liabilities	12,389,874			11,052,598			8,852,677
Stockholders’ equity	1,686,015			1,590,325			1,502,951
Total liabilities and stockholders’ equity	$14,075,889			$12,642,923			$10,355,628

Net interest income (2)		$407,451			$391,638			$379,883
Net interest spread (2)			2.90%			3.01%			3.49%
Net interest margin (2)			3.08%			3.31%			4.01%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all periods presented. The adjustment to interest income was $0.8 million, $0.8 million and $0.6 million during 2021, 2020 and 2019, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries, which are eliminated from the consolidated financial statements. The banking segment’s net interest margins during 2021 and 2020 were negatively impacted by certain actions taken by management during 2020 to strengthen the Bank’s available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits were taken out of an abundance of caution in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Year Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$(3,973)	$(14,274)	$(18,247)	$32,930	$(59,450)	$(26,520)
Subsidiary warehouse lines of credit	1,979	(706)	1,273	31,446	(13,770)	17,676
Investment securities - taxable	13,019	(11,455)	1,564	4,968	(7,196)	(2,228)
Investment securities - non-taxable (2)	90	26	116	519	3	522
Federal funds sold and securities purchased under agreements to resell	55	33	88	—	—	—
Interest-bearing deposits in other financial institutions	1,451	(880)	571	18,685	(21,322)	(2,637)
Other	(54)	137	83	(568)	(1,589)	(2,157)
Total interest income (2)	12,567	(27,119)	(14,552)	87,980	(103,324)	(15,344)

Interest expense
Deposits	$2,252	$(31,561)	$(29,309)	$23,308	$(42,816)	$(19,508)
Notes payable and other borrowings	(807)	(249)	(1,056)	(5,871)	(1,720)	(7,591)
Total interest expense	1,445	(31,810)	(30,365)	17,437	(44,536)	(27,099)

Net interest income (2)	$11,122	$4,691	$15,813	$70,543	$(58,788)	$11,755
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income during 2021, compared with 2020, primarily as a result of lower reinvestment yield on the securities portfolio and a reduction in yields on loans held for investment and the slight decrease in accretion of discount on loans. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets increased taxable equivalent net interest income during 2021, compared with 2020, primarily due to increases in investment securities portfolio balances. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during 2021, compared with 2020, as deposit costs declined more than interest income declined. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Approximately 68% of our variable-rate loans remained at applicable rate floors at December 31, 2021, which may delay and/or limit changes in net interest income during a period of changing rates. If interest rates were to rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. If interest rates were to fall further, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. In addition, declining interest rates may reduce our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The Bank’s actions during 2020 and 2021 included approval of approximately $1.0 billion in COVID-19 related loan modifications. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans.

The adverse economic conditions caused by the COVID-19 pandemic negatively impacted the banking segment’s business and results of operations, including significantly reduced demand for loan products and services from customers, recognition of credit losses and increases in allowance for credit losses. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions, effectiveness of vaccinations, the emergence of new variants, government stimulus, payment deferral programs and any other triggering events or circumstances that may indicate an impairment of goodwill or core deposit intangible assets in the future. See further discussion in the “Recent Developments” section above.

During 2021, 2020 and 2019, the banking segment retained approximately $778 million, $193 million and $149 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. In March 2020, the Bank made a decision to sell the previously purchased mortgage loans to the mortgage origination segment, instead of holding them for investment. In October 2020, the Bank resumed purchasing and retaining mortgage loans originated by the mortgage origination segment. We expect loans originated by the mortgage origination segment on behalf of and retained by the banking segment to increase based on approved authority for up to 5% of the mortgage origination segment’s total origination volume during 2022. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic beginning in March 2020, and then the reduction in reserves associated with improvements in macroeconomic forecast assumptions beginning in the second half of 2020 and throughout 2021. Specifically, during 2021, the banking segment had net reversals of credit losses on expected losses of collectively evaluated loans of $58.3 million, primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during 2021 included a provision of credit losses of $0.1 million. The change in the allowance during 2021 was also impacted by net recoveries of $0.5 million. During 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $20.1 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $76.1 million of the total provision primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The change in the allowance during 2020 was also impacted by net charge-offs of $21.1 million, primarily associated with loans specifically reserved for during the first quarter of 2020. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix, and changes in risk grades. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during 2021, compared to 2020, primarily due to increased service charges on depositor accounts and trust fees.

The banking segment’s noninterest expenses decreased during 2021, compared to 2020, primarily due to the decrease in the reserve for unfunded commitments attributable to year-over-year improvements in loan expected loss rates as well as reductions in legal and other real estate owned (“OREO”) expenses, partially offset by increases in FDIC assessment and software related expenses. The noninterest expenses were relatively flat during 2020, compared to 2019, and included an increase in the reserve for unfunded commitments attributable to macroeconomic uncertainties associated with the impact of market disruption caused by COVID-19 conditions, significantly offset by a reduction in legal, business development and other operating expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Net interest income:
Wealth management:
Securities lending	$10,693	$8,544	$9,496	$2,149	$(952)
Clearing services	7,314	6,916	11,530	398	(4,614)
Structured finance (5)	2,857	5,430	8,337	(2,573)	(2,907)
Fixed income services	19,249	12,173	6,180	7,076	5,993
Other (5)	3,183	6,849	15,765	(3,666)	(8,916)
Total net interest income	43,296	39,912	51,308	3,384	(11,396)
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	47,844	49,573	36,997	(1,729)	12,576
Wealth management:
Retail	73,149	69,718	71,934	3,431	(2,216)
Clearing services	22,478	30,018	33,787	(7,540)	(3,769)
Structured finance (5)	3,275	1,824	1,793	1,451	31
Other (5)	4,016	4,761	4,664	(745)	97
	150,762	155,894	149,175	(5,132)	6,719
Investment and securities advisory fees and commissions by business line:
Public finance services (5)	108,372	96,186	76,679	12,186	19,507
Fixed income services	8,442	6,395	2,936	2,047	3,459
Wealth management:
Retail	31,453	24,023	20,820	7,430	3,203
Clearing services	1,945	1,649	1,264	296	385
Structured finance (5)	1,850	2,732	1,903	(882)	829
Other	381	342	185	39	157
	152,443	131,327	103,787	21,116	27,540
Other:
Structured finance (5)	77,424	157,465	114,192	(80,041)	43,273
Fixed income services	(2,197)	45,365	35,859	(47,562)	9,506
Other (5)	2,693	1,304	1,398	1,389	(94)
	77,920	204,134	151,449	(126,214)	52,685
Total noninterest income	381,125	491,355	404,411	(110,230)	86,944
Net revenue (2)	424,421	531,267	455,719	(106,846)	75,548
Noninterest expense:
Variable compensation (3)	161,264	205,464	163,840	(44,200)	41,624
Non-variable compensation and benefits (5)	114,912	106,932	104,909	7,980	2,023
Segment operating costs (4)(5)	104,584	103,232	97,208	1,352	6,024
Total noninterest expense	380,760	415,628	365,957	(34,868)	49,671

Income before income taxes	$43,661	$115,639	$89,762	$(71,978)	$25,877
(1)	Securities commissions and fees includes income of $6.9 million, $13.2 million, and $11.4 million during 2021, 2020, and 2019, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is a primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.

(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

During 2021, the broker-dealer segment’s structured finance and fixed income business lines both experienced a decline in net revenues. Structured finance net revenues declined compared to 2020 due to lower production volumes and less favorable market conditions given the expectation of higher interest rates in the near term. Fixed income services business line net revenues also decreased, compared to 2020, primarily due to a decrease in net gains from trading activities. Both the fixed income services and structured finance business lines experienced a reduction in activity and overall demand from the buyside, given the expectation of higher interest rates in the near term. The increase in net revenues in the broker-dealer segment’s public finance services and wealth management business lines partially offset these declines. The improvement in the public finance business line net revenue can primarily be attributed to improved underwriting revenues. Wealth management business line net revenues were higher during 2021, compared to 2020, from improved production and advisory fee income, despite lower money market and FDIC sweep revenues due to the low interest rate environment. Additional information related to the impact of COVID-19 is included within the “Recent Developments” section above.

The decrease in the broker-dealer segment’s income before income taxes during 2021, compared with 2020, was primarily as a result of the following:

●	decrease in the broker-dealer segment’s structured finance net revenues as a result of lower volumes and a less robust market environment resulting in decreases in the business line’s other noninterest income compared with 2020. Specifically, the decrease was due to lower mortgage originations, with loan lock volumes totaling $7.0 billion in 2021, a 23% decline when compared with 2020. The structured finance business line also saw weaker demand from the buyside for call-protected collateral in the fourth quarter of 2021 given the expectation of rising interest rates.
●	decrease in the broker-dealer segment’s fixed income services net revenues primarily from declines in noninterest income compared with 2020. During 2021, the broker-dealer segment experienced net revenue declines in each trading division as a result of less robust customer demand and a less favorable trading environment. Additionally, the decline also included a $1.6 million decrease in net revenues due to the wind-down of the equity capital market division. Specifically, the broad decline was experienced across all product areas as customer demand has been less robust when compared to 2020 given the expectation of higher interest rates resulting in weaker customer volumes.
●	decrease in compensation expense, of which $44.2 million was primarily due to the decrease in variable compensation associated with revenue declines in our structured finance and fixed income services business lines.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during 2021, compared with 2020, was primarily due to increases in net interest income from our fixed income business line and securities lending division of our wealth management business line partially offset by intercompany interest expense. With the 30 basis point decrease in the weighted average Federal Funds interest rate from 2020 to 2021, the amount of interest earned on customer investment activities decreased as well. The decrease in net interest income during 2020, compared with 2019, was primarily due to decreases in net interest income from our stock lending business, customer margin loans and other customer activities, partially offset by an increase in net interest earnings from the broker-dealers’ taxable securities.

Noninterest income decreased during 2021 compared to 2020 primarily due to decreases in other noninterest income and securities commissions and fees, partially offset by the increases in investment banking and advisory fees. Noninterest income increased during 2020 compared to 2019 primarily due to increases in securities commissions and fees, investment and securities advisory fees and commissions, and other noninterest income.

Securities commissions and fees decreased during 2021 compared to 2020 primarily due to a decrease in commissions earned in our wealth management line of business given a $10.6 million decline in our money market and FDIC sweep revenues as a result of the lower interest rate environment and decreases in commissions earned from our wind-down of the equity capital markets division. These decreases were partially offset by increases in commissions earned on mutual fund, insurance product and commodities contract sales transactions. Securities commissions and fees increased during 2020 compared to 2019 primarily due to the increases in commissions earned in our fixed income service line of business offset by the decreases in commissions earned through the wind-down of our equity capital markets business line, which resulted in a decrease of $5.5 million. Additionally, the overall increase in securities commissions and fees was offset by the decreases in commissions and fees earned by our wealth management business line from declines in our money market and FDIC sweep revenues.

Investment and securities advisory fees and commissions increased during 2021 compared to 2020, primarily due to increases in fees earned from our public finance municipal transactions and from improved wealth management advisory services fees.

Investment and securities advisory fees and commissions increased during 2020, compared with 2019, primarily due to increases in municipal advisory and underwriting transactions.

Other noninterest income decreased during 2021, compared to 2020, primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities resulting from decreased volumes and interest rate volatility. The year-over-year decrease in other noninterest income was heightened by decreases within our fixed income services business line within our taxable and municipal securities trading portfolios. Other noninterest income increased during 2020, compared to 2019, primarily due to an increase in trading gains earned from our structured finance business line’s derivative activities due to strong year-over-year volumes and robust customer demand despite heightened market volatility in the first quarter of 2020. Additionally, other noninterest income within our fixed income services business line increased during 2020, compared to 2019, with increases in both our taxable and municipal securities trading portfolio activities, partially offset by a decrease in our securitized mortgage backed securities portfolio.

Noninterest expenses decreased during 2021 compared to 2020, primarily due to decreases in variable compensation, partially offset by increased non-variable compensation and benefits and expenses associated with the deployment of the new back-office and accounting systems. Noninterest expenses increased during 2020, compared to 2019, primarily due to increases in variable compensation and the deployment of a new back-office system in June 2020, partially offset by $2.9 million in pre-tax costs associated with leadership changes and efficiency initiative-related charges in 2019.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Year Ended December 31,
	2021	2020	2019
Total compensation as a % of net revenue (1)	65.1%	58.8%	59.0%
Pre-tax margin (2)	10.3%	21.8%	19.7%
FDIC insured program balances at the Bank (end of year)	$803,941	$700,006	$1,304,333
Other FDIC insured program balances (end of year)	$1,503,277	$1,892,974	$666,418
Customer funds on deposit, including short credits (end of year)	$499,476	$480,200	$329,743

Public finance services:
Number of issues	1,149	1,252	1,179
Aggregate amount of offerings	$60,243,826	$57,107,263	$54,395,943

Structured finance:
Lock production/TBA volume	$7,007,564	$9,075,232	$5,876,466

Fixed income services:
Total volumes	$244,643,358	$169,559,201	$83,571,542
Net inventory (end of year)	$551,289	$613,413	$643,371

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of year)	98	117	122
Independent registered representatives (end of year)	177	189	195
Correspondents (end of year)	122	129	145
Correspondent receivables (end of year)	$306,064	$180,173	$264,201
Customer margin balances (end of year)	$426,584	$256,682	$310,784

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of year)	$1,518,372	$1,338,855	$1,634,782
Interest-bearing liabilities - stock loaned (end of year)	$1,432,196	$1,245,066	$1,555,964
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Net interest income (expense)	$(20,400)	$(10,489)	$(6,273)	$(9,911)	$(4,216)
Noninterest income	986,990	1,172,450	634,992	(185,460)	537,458
Noninterest expense	731,056	753,917	563,998	(22,861)	189,919
Income before income taxes	$235,534	$408,044	$64,721	$(172,510)	$343,323

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

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings as a result of movements in mortgage interest rates, may not be indicative of future loan origination volumes given continued economic uncertainties stemming from the COVID-19 pandemic. The mortgage origination segment’s business is dependent upon the willingness and ability of its employees and customers to conduct mortgage transactions. Current home inventory levels, affordability challenges, and supply chain problems related to new home construction have impacted customers’ abilities to purchase homes. Home inventory shortages and affordability challenges present prior to 2020 were amplified by the economic impact of COVID-19, while supply chain problems can be more directly tied to COVID-19. The continuing impact of the COVID-19 pandemic on customers could have a material adverse effect on the operations of the mortgage origination segment. In addition, a further increase in mortgage interest rates and/or continuing home inventory shortages and supply chain issues related to new home construction could adversely affect loan origination volume and/or alter the percentage mix of refinancing and purchase volumes relative to total loan origination volume in 2022.

Income before income taxes decreased in 2021, compared with 2020. This decrease was primarily the result of a decrease in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications, in addition to a decrease in the average value of individual IRLCs.

The CARES Act has provided borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests that began in March 2020 resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter 2020, we increased the amount of retained servicing on mortgage loan sales. Beginning in the fourth quarter of 2020 and continuing into 2021, PrimeLending has reduced the amount of retained servicing. However, amounts retained during the fourth quarter of 2021 continued to exceed amounts retained prior to the second quarter of 2020. PrimeLending utilizes a third-party to manage its servicing portfolio, and we therefore do not expect significant fluctuations in infrastructure costs to manage changes in PrimeLending’s servicing portfolio. However, PrimeLending may be at risk of third-party servicers increasing their pricing to address increased regulatory requirements surrounding servicers. PrimeLending’s liquidity has not been, and we do not expect that it will be, significantly impacted by forbearance requests resulting from the CARES Act. Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) may impose restrictions on loans the agencies will accept, including loans under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

In response to the COVID-19 pandemic, the U.S. 10-Year Treasury Rate and mortgage interest rates declined during 2020, which was followed in 2021 by an increase in mortgage interest rates that remained lower on average during 2021, compared to 2020. As average mortgage interest rates increased during 2021, compared to a decrease in rates during 2020, refinancing volume as a percentage of total origination volume decreased to 36.3% during 2021, as compared to 41.6% in 2020. If current mortgage interest rates remain relatively unchanged during 2022, we anticipate a lower percentage of refinancing volume relative to total loan origination volume during 2022, as compared to 2021. However, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction. Refinancing volume as a percentage of total origination volume increased from 24.8% during 2019 to 41.6% during 2020, primarily as a result of average mortgage interest rates decreasing between periods.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For 2021, funded volume through ABAs was approximately 5% of the mortgage origination segment’s total loan volume. PrimeLending held an interest in three ABAs throughout 2021. In December 2021, interest in a fourth ABA was added. PrimeLending owns a greater than 50% interest in all four ABAs. We expect total production within the ABA channel to increase slightly to approximately 7% loan volume of the mortgage origination segment during 2022.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Year Ended December 31,
	2021		2020		2019
		% of		% of		% of	Variance
	Amount	Total	Amount	Total	Amount	Total	2021 vs 2020	2020 vs 2019
Mortgage Loan Originations - units	77,263		84,209		61,045		(6,946)	23,164

Mortgage Loan Originations - volume:
Conventional	$15,787,942	69.65%	$16,519,498	71.92%	$9,503,044	61.00%	$(731,556)	$7,016,454
Government	3,387,270	14.94%	4,473,763	19.48%	3,860,802	24.78%	(1,086,493)	612,961
Jumbo	2,511,442	11.08%	1,219,492	5.31%	1,309,317	8.40%	1,291,950	(89,825)
Other	981,629	4.33%	757,441	3.29%	906,274	5.82%	224,188	(148,833)
	$22,668,283	100.00%	$22,970,194	100.00%	$15,579,437	100.00%	$(301,911)	$7,390,757

Home purchases	$14,429,190	63.65%	$13,413,545	58.40%	$11,718,772	75.22%	$1,015,645	$1,694,773
Refinancings	8,239,093	36.35%	9,556,649	41.60%	3,860,665	24.78%	(1,317,556)	5,695,984
	$22,668,283	100.00%	$22,970,194	100.00%	$15,579,437	100.00%	$(301,911)	$7,390,757

Texas	$4,224,691	18.64%	$4,280,831	18.64%	$2,999,633	19.25%	$(56,140)	$1,281,198
California	2,692,198	11.88%	2,497,066	10.87%	1,561,926	10.03%	195,132	935,140
Arizona	1,045,218	4.61%	1,045,298	4.55%	681,486	4.37%	(80)	363,812
Florida	1,013,206	4.47%	1,403,196	6.11%	1,113,827	7.15%	(389,990)	289,369
South Carolina	950,028	4.19%	929,710	4.05%	604,546	3.88%	20,318	325,164
Ohio	868,378	3.83%	869,393	3.78%	642,130	4.12%	(1,015)	227,263
Missouri	742,220	3.27%	777,389	3.38%	510,025	3.27%	(35,169)	267,364
North Carolina	740,169	3.27%	719,936	3.13%	485,682	3.12%	20,233	234,254
New York	705,601	3.11%	641,387	2.79%	456,681	2.93%	64,214	184,706
Washington	703,239	3.10%	736,135	3.20%	631,549	4.05%	(32,896)	104,586
All other states	8,983,335	39.63%	9,069,853	39.50%	5,891,952	37.83%	(86,518)	3,177,901
	$22,668,283	100.00%	$22,970,194	100.00%	$15,579,437	100.00%	$(301,911)	$7,390,757

Mortgage Loan Sales - volume:
Third parties	$22,280,872	96.62%	$22,321,599	99.14%	$14,442,929	98.98%	$(40,727)	$7,878,670
Banking segment	778,288	3.38%	192,571	0.86%	148,798	1.02%	585,717	43,773
	$23,059,160	100.00%	$22,514,170	100.00%	$14,591,727	100.00%	$544,990	$7,922,443

We consider the mortgage origination segment’s total loan origination volume to be a key performance measure. Loan origination volume is central to the segment’s ability to generate income by originating and selling mortgage loans, resulting in net gains from the sale of loans, other mortgage production income and other mortgage loan origination fees. Total loan origination volume is a measure utilized by management, our investors, and analysts in assessing market share and growth of the mortgage origination segment.

The mortgage origination segment’s total loan origination volume during 2021 decreased 1.3%, compared with 2020, while income before income taxes during 2021 decreased 42.3%, compared with 2020. The decrease in income before income taxes during 2021 was primarily the result of a decrease of IRLCs related to a decrease in mortgage loan applications, and a decrease in the average value of individual IRLCs.

The mortgage origination segment’s total loan origination volume during 2020 increased 47.4% compared with 2019, while income before income taxes during 2020 increased 530.5%, compared with 2019. The increase in income before income taxes during 2020 was primarily due to an increase of IRLCs related to an increase in mortgage loan applications, and an increase in the average value of individual IRLCs. These changes were partially offset by increases in variable compensation that varies with the volume of mortgage loan originations, in non-variable compensation, and segment operating costs.

The information shown in the table below includes certain key performance indicators for the mortgage origination segment.

	Year Ended December 31,
	2021	2020	2019
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	375	409	327
Impact of loans retained by banking segment	(13)	(3)	(3)
As reported	362	406	324
Variable compensation as a percentage of total compensation	65.8%	69.0%	60.4%
Mortgage servicing rights asset ($000's) (end of year) (1)	$86,990	$143,742	$55,504
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The changes in net interest expense during 2021, compared with 2020, and during 2020, compared with 2019, included the effects of decreased net yields on mortgage loans held for sale between the two periods.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Net gains from sale of loans	$834,580	$913,474	$473,380	$(78,894)	$440,094
Mortgage loan origination fees and other related income	160,011	172,096	130,208	(12,085)	41,888
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(67,714)	81,560	21,253	(149,274)	60,307
Mortgage servicing rights asset	2,446	(30,119)	(15,166)	32,565	(14,953)
Servicing fees	57,667	35,439	25,317	22,228	10,122
Total noninterest income	$986,990	$1,172,450	$634,992	$(185,460)	$537,458

The decrease in net gains from sale of loans during 2021, compared with 2020, was primarily the result of a decrease in average loan sales margin, partially offset by a slight increase in loan sales volume. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the slight increase in loan sales volume during 2021 is consistent with the relatively flat loan origination volume during the period. The decrease in average loan sales margin was primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume. While average loan sales margins increased between the second and fourth quarters of 2020, margins steadily declined during 2021, approaching margins recognized at the beginning of the COVID-19 pandemic. The slight decrease in mortgage loan origination fees during 2021, compared with 2020, was primarily the result of the decrease in average mortgage loan origination fees, in addition to the slight decrease in loan origination volume during 2021, compared to 2020. During 2020, compared with 2019, the increase in net gains from sale of loans was primarily a result of an increase in total loan sales volume, in addition to an increase in average loan sales margin.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income, and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. While we anticipate a leveling off in the quarterly rate of loans sold to and retained by the banking segment during 2022 compared to the fourth quarter of 2021, we do not expect these sales to exceed 5% of its total origination volume during this time. In March 2020, the mortgage origination segment executed a letter of intent with the banking segment to purchase mortgage loans previously sold to the banking segment with an unpaid principal balance of approximately $210 million. Such original sales of approximately $121 million and $91 million are reflected in the previous mortgage loan details table within the mortgage loan sales volume to the banking segment in 2020 and 2019, respectively. When these loans were sold at par by the mortgage origination segment, the banking segment’s intent was to hold these loans for investment. The mortgage origination segment completed the repurchase of these loans from the banking segment and in turn sold the loans to investors in the secondary market during the second quarter of 2020.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and loans held for sale. The decrease in fair value of IRLCs and loans held for sale during 2021, compared to 2020, was the result of decreases in the total volume of individual IRLCs and loans held for sale and the average value of individual IRLCs and loans held for sale. The increase in noninterest income during 2020, compared to 2019, was the result of an increase in the total volume of individual IRLCs and loans held for sale, as well as an increase in the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During 2021, 2020 and 2019, the mortgage origination segment retained servicing on approximately 29%, 67% and 6% of loans sold, respectively. During both the second and third quarters of 2020, PrimeLending retained servicing on 89% of total mortgage loans sold. The increased rate of retained servicing during this time was due to the reduction in third-party servicing outlets during the second quarter of 2020, resulting from the impact of the CARES Act. The CARES Act permits borrowers of federally-backed mortgage loans to forbear payments, which could negatively impact servicers’ liquidity and their ability to purchase servicing. As forbearance requests leveled off during the latter part of 2020, the third-party market for mortgage servicing rights improved, increasing demand, which allowed PrimeLending to reduce retained servicing to 57% of total mortgage loans sold during the fourth quarter of 2020, and ultimately to 11% of total mortgage loans sold during the fourth quarter of 2021. If the third-party market for mortgage servicing rights continue to improve in 2022, we expect that PrimeLending will continue to reduce retained servicing on mortgage loans sold during that time to levels experienced in 2019. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net gains (losses) as noted in the table above. Included in the net gains and losses for 2021, are MSR asset fair value adjustment gains totaling $22.8 million, which reflect the difference between the MSR asset carrying values and the sale prices reflected in the letters of intent to sell the applicable MSR assets. During 2021, the mortgage origination segment sold MSR assets of $142.6 million, which represented $12.4 billion of its serviced loan volume at the time of sale. During 2020, the mortgage origination segment sold MSR assets of $36.8 million, which represented $3.8 billion of its serviced loan volume at the time of sale, while there were no sales of MSR assets during 2019. As of December 31, 2021, the mortgage origination segment had executed a letter of intent for a pending sale of MSR assets with a serviced loan volume totaling $156.5 million. The sale of these MSR assets is expected to be completed during the first quarter of 2022 at a total price of approximately $2.0 million. The value assigned these MSR assets as of December 31, 2021, reflects the price included in this letter of intent.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Variable compensation	$373,929	$405,116	$252,956	$(31,187)	$152,160
Non-variable compensation and benefits	194,292	181,597	166,179	12,695	15,418
Segment operating costs	113,020	125,104	112,128	(12,084)	12,976
Lender paid closing costs	20,458	21,696	19,698	(1,238)	1,998
Servicing expense	29,357	20,404	13,037	8,953	7,367
Total noninterest expense	$731,056	$753,917	$563,998	$(22,861)	$189,919

Total employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised the majority of total employees’ compensation and benefits expenses during 2021, 2020 and 2019. The changes in the percentage concentration of variable compensation and benefits for all periods were primarily due to changes in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volumes decreased 1.3% during 2021, compared with 2020, the aggregate non-variable compensation and benefits of the mortgage origination segment increased by 7.0%. This increase during 2021, compared with 2020, was primarily due to an increase in salaries mainly resulting from increased underwriting and loan fulfillment staff to support the increase in loan origination volume starting in the second quarter of 2020. These additional staff continued to be needed to support loan origination volumes during the remainder of 2020 and throughout 2021. Segment operating costs decreased in 2021, compared to 2020, primarily due to decreases in loan related costs, software amortization expense and software license and maintenance costs. The mortgage origination segment’s operating costs increased 11.6% during 2020, compared with 2019, while total loan origination volumes increased 47.4%. The increase during 2020, compared with 2019, was primarily due to an increase in overtime expense incurred due to increased loan volume and an increase in salaries resulting from increased underwriting and loan fulfillment staff, to support the increase in loan origination volume beginning in the second quarter of 2020.

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

Between January 1, 2012 and December 31, 2021, the mortgage origination segment sold mortgage loans totaling $151.9 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2012, it does not anticipate experiencing significant losses in the future on loans originated prior to 2012 because of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2012 and December 31, 2021 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$215,848	0.14%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	235,968	0.16%	9,452	0.01%
	$451,816	0.30%	$9,452	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At December 31, 2021 and 2020, the mortgage origination segment’s total indemnification liability reserve totaled $27.4 million and $21.5 million, respectively. The related provision for indemnification losses was $10.0 million, $11.2 million, and $3.1 million during 2021, 2020 and 2019, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Net interest income (expense)	$(17,239)	$(14,192)	$(5,541)	$(3,047)	$(8,651)
Noninterest income	9,133	3,945	2,104	5,188	1,841
Noninterest expense	50,507	53,040	50,968	(2,533)	2,072
Income (loss) from continuing operations before income taxes	$(58,613)	$(63,287)	$(54,405)	$4,674	$(8,882)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during 2021 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense from continuing operations during 2021, 2020 and 2019 included recurring annual interest expense of $7.7 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). During 2021 and 2020, we incurred interest expense of $12.3 million and $7.9 million on our $200 million aggregate principal amount of Subordinated Notes, which were issued in May 2020. Additionally, we incurred interest expense of $1.6 million, $2.8 million and $3.9 million during 2021, 2020 and 2019, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”). As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Noninterest income from continuing operations during each period included activity related to our investment in a real estate development in Dallas’ University Park, Hilltop Plaza, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During 2021, noninterest income included an aggregate of $6.5 million in pre-tax gains associated with observable transactions related to two merchant bank equity investments.

Noninterest expenses from continuing operations were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During 2021, compared with 2020, the decrease in noninterest expenses was primarily due to decreases in expenses associated with employees’ incentive compensation and professional fees. During 2020, compared with 2019, the increase in noninterest expenses was primarily due to increased employees’ compensation and benefits costs associated with the consolidation of certain common back office functions into corporate and improved operating results, and professional fees, partially offset by a decrease of $6.8 million of aggregate pre-tax costs associated with the leadership changes and efficiency initiative-related charges.

Results from Discontinued Operations

Insurance Segment

As previously discussed, on June 30, 2020, we completed the sale of NLC. Accordingly, insurance segment results for 2020 and 2019 have been presented as discontinued operations in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements. All activity associated with the insurance segment was recognized in 2020, therefore, there was no income from discontinued operations before taxes during 2021, while income from discontinued operations before income taxes was $2.1 million and $17.6 million during 2020 and 2019, respectively.

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

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2021 as compared to December 31, 2020 and December 31, 2019.

Securities Portfolio

At December 31, 2021, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio from continuing operations (in thousands).

	December 31,
	2021	2020	2019
Trading securities, at fair value
U.S. Treasury securities	$3,728	$40,491	$—
U.S. government agencies:
Bonds	3,410	40	24,680
Residential mortgage-backed securities	152,093	336,081	331,601
Commercial mortgage-backed securities	126,389	876	2,145
Collateralized mortgage obligations	—	69,172	191,154
Corporate debt securities	60,671	62,481	36,973
States and political subdivisions	285,376	171,573	93,117
Unit investment trusts	—	—	3,468
Private-label securitized product	11,377	8,571	2,992
Other	4,954	4,970	3,446
	647,998	694,255	689,576
Securities available for sale, at fair value
U.S. Treasury securities	14,862	—	—
U.S. government agencies:
Bonds	44,133	82,806	85,575
Residential mortgage-backed securities	898,446	641,611	437,029
Commercial mortgage-backed securities	210,699	124,538	12,031
Collateralized mortgage obligations	916,866	565,908	335,616
States and political subdivisions	45,562	47,342	41,242
	2,130,568	1,462,205	911,493
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	—	—	24,020
Residential mortgage-backed securities	9,892	13,547	17,776
Commercial mortgage-backed securities	145,742	152,820	161,624
Collateralized mortgage obligations	43,990	74,932	113,894
States and political subdivisions	68,060	70,645	69,012
	267,684	311,944	386,326

Equity securities, at fair value	250	140	166

Total securities portfolio	$3,046,500	$2,468,544	$1,987,561

We had net unrealized losses of $18.1 million at December 31, 2021, compared with net unrealized gains of $26.3 million and $11.7 million at December 31, 2020 and 2019, respectively, related to the available for sale investment portfolio and net unrealized gains of $8.6 million, $14.7 million and $2.6 million at December 31, 2021, 2020 and 2019, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million, $0.1 million and $0.1 million at December 31, 2021, 2020 and 2019, respectively. The noted significant change in net unrealized gains (losses) within our available for sale investment portfolio from December 31, 2020 to December 31, 2021 was related to increases in market interest rates since purchase and the resulting decline in associated estimated fair values of such portfolio investments. In future periods, changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, will be significant drivers to changes in the unrealized losses or gains in these portfolios.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2021, the banking segment’s securities portfolio of $2.4 billion was comprised of trading securities of $0.1 million, available for sale securities of $2.1 billion, held to maturity securities of $267.7 million and equity securities of $0.2 million, in addition to $14.4 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $647.9 million at December 31, 2021. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $96.6 million at December 31, 2021.

Corporate

At December 31, 2021, the corporate portfolio included other investments, including those associated with merchant banking, of $29.0 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2021. In addition, as of December 31, 2021, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at December 31, 2021.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2021. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$9,964	$4,973	—	—	$14,937
Fair value	$9,962	$4,900	—	—	$14,862
Weighted average yield (1)	0.36%	0.87%	—	—	0.53%
U.S. government agencies:
Bonds:
Amortized cost	—	$22,811	$4,536	$16,101	$43,448
Fair value	—	$23,264	$4,623	$16,246	$44,133
Weighted average yield (1)	—	2.14%	0.80%	1.14%	1.63%
Residential mortgage-backed securities:
Amortized cost	$3	$3,835	$97,037	$809,101	$909,976
Fair value	$3	$3,989	$99,674	$805,072	$908,738
Weighted average yield (1)	2.44%	3.31%	1.99%	1.51%	1.57%
Commercial mortgage-backed securities:
Amortized cost	—	$96,821	$173,172	$95,209	$365,202
Fair value	—	$100,109	$171,136	$90,507	$361,752
Weighted average yield (1)	—	2.84%	1.78%	1.37%	1.95%
Collateralized mortgage obligations:
Amortized cost	—	$2,502	$120,004	$848,267	$970,773
Fair value	—	$2,538	$119,854	$838,940	$961,332
Weighted average yield (1)	—	1.86%	0.97%	1.24%	1.21%
States and political subdivisions:
Amortized cost	$870	$8,432	$24,346	$78,335	$111,983
Fair value	$877	$8,742	$25,392	$81,036	$116,047
Weighted average yield (1)	4.17%	3.32%	3.59%	3.40%	3.44%
Total securities portfolio:
Amortized cost	$10,837	$139,374	$419,095	$1,847,013	$2,416,319
Fair value	$10,842	$143,542	$420,679	$1,831,801	$2,406,864
Weighted average yield (1)	0.67%	2.68%	1.69%	1.46%	1.56%
(1)	Weighted average yield is defined as interest earned by average interest-earning assets.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment (in thousands).

	December 31,
Loan Held for Investment	2021	2020	2019
Commercial real estate	$3,042,729	$3,133,903	$3,000,523
Commercial and industrial	1,875,420	2,627,774	2,025,720
Construction and land development	892,783	828,852	940,564
1-4 family residential	1,303,430	629,938	791,020
Consumer	32,349	35,667	47,046
Broker-dealer	733,193	437,007	576,527
Loans held for investment, gross	7,879,904	7,693,141	7,381,400
Allowance for credit losses	(91,352)	(149,044)	(61,136)
Loans held for investment, net of allowance	$7,788,552	$7,544,097	$7,320,264

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.8 billion, $9.6 billion and $8.6 billion at December 31, 2021, 2020 and 2019, respectively. The banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending of $3.3 billion, of which $1.7 billion, $2.5 billion and $1.8 billion was drawn at December 31, 2021, 2020 and 2019, respectively. Effective January 1, 2022, these warehouse lines of credit were decreased to $2.8 billion to address expected declines in loan origination volumes. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio included approximately $78 million related to both initial and second round PPP loans at December 31, 2021. While these loans have terms of up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. Through February 11, 2022, the SBA had approved approximately 3,700 initial and second round PPP forgiveness applications from the Bank totaling approximately $840 million, with PPP loans of approximately $4 million currently pending SBA review and approval. We anticipate a significant amount of these remaining PPP loans pending approval being forgiven over the next two quarters. The forgiveness/payoff of the PPP loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at the time of payoff.

At December 31, 2021, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 42.6%, 18.2% and 12.5%, respectively, of the banking segment’s total loans held for investment at December 31, 2021. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2021.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	December 31, 2021
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate	$419,330	$1,511,778	$964,373	$147,248	$3,042,729
Commercial and industrial	2,936,441	495,633	156,880	—	3,588,954
Construction and land development	372,915	384,809	129,594	5,465	892,783
1-4 family residential	118,683	215,418	242,050	727,279	1,303,430
Consumer	20,738	11,367	223	21	32,349
Total	$3,868,107	$2,619,005	$1,493,120	$880,013	$8,860,245

Fixed rate loans	$3,623,736	$2,357,533	$1,423,894	$880,013	$8,285,176
Floating rate loans	244,371	261,472	69,226	—	575,069
Total	$3,868,107	$2,619,005	$1,493,120	$880,013	$8,860,245

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of December 31, 2021, floating rate loans totaling $1.3 billion had reached their applicable rate floor. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $733.0 million, $436.8 million and $576.5 million at December 31, 2021, 2020 and 2019, respectively. The increase from December 31, 2020 to December 31, 2021, was primarily attributable to an increase of $169.9 million, or 66.2%, in customer margin accounts and an increase of $125.9 million, or 69.9%, in receivables from correspondents. The decrease from December 31, 2019 to December 31, 2020 was primarily attributable to a decrease of $54.1 million or 17.4%, in customer margin accounts and a decrease of $84.0 million, or 31.8%, in receivables from correspondents.

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

	December 31,
	2021	2020	2019
Loans held for sale:
Unpaid principal balance	$1,728,255	$2,411,626	$1,878,231
Fair value adjustment	54,336	109,778	57,482
	$1,782,591	$2,521,404	$1,935,713
IRLCs:
Unpaid principal balance	$1,283,152	$2,470,013	$914,526
Fair value adjustment	25,489	76,048	18,222
	$1,308,641	$2,546,061	$932,748

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2021, 2020 and 2019 were $2.4 billion,

$4.0 billion and $2.2 billion, respectively, while the related estimated fair values were $0.4 million, ($28.0) million and ($3.8) million, respectively.

Allowance for Credit Losses on Loans

For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Estimates” included in this Form 10-K.

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

The Bank maintains a loan review department that reviews credit risk in response to both external and internal factors that potentially impact the performance of either individual loans or the overall loan portfolio. The loan review process reviews the creditworthiness of borrowers and determines compliance with the loan policy. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and the Bank’s board of directors and the Risk Committee of the board of directors of the Company.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of December 31, 2021, we utilized a single macroeconomic consensus scenario published by a Moody’s Analytics in December 2021.

During our previous quarterly macroeconomic assessment as of September 30, 2021, we utilized the single macroeconomic alternative baseline, or S7, scenario published by Moody’s Analytics. The change to the consensus scenario as of December

31, 2021 was based on our evaluation of the Moody’s baseline economic forecast compared to other industry surveys over the reasonable and supportable period and our assessment of the reasonableness of impacts associated with the key monetary and government stimulus policy assumptions. The consensus economic scenario considered several industry surveys in the near-term forecasts and assumes reversion to the long-term trends embedded in the baseline economic scenario before reverting to historical data.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		December 31,	September 30,	June 30,	March 31,	December 31,
		2021	2021	2021	2021	2020
GDP growth rates:
	Q4 2020					4.0%
	Q1 2021				5.0%	1.6%
	Q2 2021			10.8%	6.5%	4.5%
	Q3 2021		5.0%	6.6%	6.7%	4.7%
	Q4 2021	6.7%	7.5%	6.9%	4.8%	5.8%
	Q1 2022	3.6%	4.6%	5.4%	3.2%	4.8%
	Q2 2022	3.5%	2.8%	2.8%	2.5%	4.4%
	Q3 2022	2.3%	1.3%	2.3%	2.1%
	Q4 2022	2.7%	1.5%	1.8%
	Q1 2023	3.0%	2.4%
	Q2 2023	2.4%

Unemployment rates:
	Q4 2020					6.7%
	Q1 2021				6.3%	6.9%
	Q2 2021			5.8%	6.2%	7.1%
	Q3 2021		5.2%	5.2%	5.8%	7.0%
	Q4 2021	4.3%	4.5%	4.5%	5.4%	6.8%
	Q1 2022	4.3%	3.9%	4.0%	5.1%	6.5%
	Q2 2022	4.0%	3.5%	3.7%	4.9%	6.2%
	Q3 2022	3.8%	3.4%	3.6%	4.7%
	Q4 2022	3.6%	3.3%	3.5%
	Q1 2023	3.7%	3.3%
	Q2 2023	3.7%

As of December 31, 2021, our economic forecast improved from September 30, 2021 based on updated economic data, including November unemployment rates improving faster than the prior quarter’s forecast despite tight labor market conditions and accelerated rates of the Federal Reserve’s taper of monthly asset purchases. We now assume the Federal Reserve continues to support a target range of the federal funds rate near 0% through monetary policy support and assume interest rates begin to rise as early as the second quarter of 2022. Real GDP growth rates were revised lower due to persistently higher inflation data and observed supply-chain impacts on business and consumer spending due to the delta variant. Given the timing of the Moody’s economic forecast release in early December 2021, the forecast utilized also assumed that COVID-19 cases peaked in January 2021, but did not assume a third wave of COVID-19 cases due to the omicron variant into the winter months. The forecast also did not consider uncertainty related to additional fiscal support from the Build Back Better proposal, so our model results were qualitatively adjusted to consider these recent developments as of December 31, 2021.

Since December 31, 2020, our economic forecast improved year-over-year due to a third round of $1.9 trillion in government stimulus enacted in March 2021 through the American Rescue Plan Act. As a result of additional stimulus checks, enhanced unemployment benefits, extended lending from the PPP program, and expanded tax credits, consumer and business spending accelerated the U.S. real GDP growth rate in the second quarter of 2021 to 6.3% and in the third quarter of 2021 to 6.7%. Also, in March 2021, President Biden implemented new programs to extend COVID-19 testing and vaccine eligibility for most adults in the United States by May 2021. Most states also ended their participation in federal pandemic unemployment benefit programs in early summer 2021. The U.S. unemployment rate decreased from 6.7% in December 2020 to 5.9% in June 2021 and decreased further to 4.2% by November 2021. In August 2021, a second wave of COVID-19 cases progressed within the United States and Texas due to the delta variant, which slowed U.S. economic growth and real GDP growth rates to 2.3% in the third quarter of 2021. Then, in November 2021, Congress passed a fourth round of $0.6 trillion in government stimulus through the Infrastructure Investment and Jobs Act, and during December 2021, a third wave of COVID-19 cases progressed in the United States and Texas due to the new omicron variant.

During 2020, our baseline economic forecast changed significantly year-over-year in response to weak economic conditions caused by the COVID-19 pandemic as developments occurred rapidly in February and March 2020 associated with fiscal and monetary stimulus measures and the expected beneficial impacts of the CARES Act and certain regulatory interagency guidance. As of December 31, 2019, we assumed the U.S. economy was in the late stages of the economic cycle with unemployment rates near historical lows of 3.6% increasing to 3.8% in the fourth quarter of 2020 and reverting to historical data in the fourth quarter of 2022. Downside risks to the economy were concerns over international trade war between the U.S. and its trading partners and potential fallout from a Brexit in 2020. Interest rate expectations assumed one rate cut in 2020 with the Federal Reserve target range of the federal funds rate at 1.25% to 1.50% before reverting to historical data in 2023. In response to the COVID-19 pandemic, the Federal Reserve twice cut federal funds rate targets in March 2020 to 0% to 0.25% with interest rate expectations as of December 31, 2020 unchanged until late 2023. Several U.S. fiscal and monetary policy changes during early 2020 were enacted to counter a severe, but short U.S. recession during the first half of 2020 and support a strong economic recovery during the second half of 2020 with U.S. budget deficits increasing to more than $3 trillion during the year. U.S. unemployment rates reached 14.8% in April 2020 before declining to 6.7% as of December 31, 2020, which was 3.1% higher than the unemployment rate as of December 31, 2019. Annualized real GDP growth rates declined 31.4% in the second quarter of 2020 and increased 33.4% in the third quarter of 2020. The U.S. presidential election later in 2020 resulted in several changes, as Presidential Candidate Joe Biden won the electoral vote to replace President Donald Trump in 2021 and majority control of the U.S. Congress moved from Republican to Democratic parties. As economic growth slowed during the fourth quarter of 2020, additional government stimulus of approximately $900 billion was approved.

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

During 2021, the decreases in the allowance for credit losses reflected improvement in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $58.3 million. Such reversals were primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during 2021 included a provision for credit losses of $0.1 million. The change in the allowance for credit losses during 2021 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan growth, loan mix, and changes in loan balances and qualitative factors. The change in the allowance during 2021 was also impacted by net recoveries of $0.5 million.

As discussed under the section titled “Loan Portfolio” earlier in this Item 7, the Bank’s actions, beginning in the second and third quarters of 2020, included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. This deteriorating economic outlook resulted in a significant build in the allowance and included provision for credit losses through the second quarter of 2020. Beginning in the fourth quarter of 2020, improvement in both economic results and the macroeconomic outlook, coupled with government stimulus and positive risk rating grade migration within the Bank, have resulted in aggregate reversals of a significant portion of previously recorded credit losses. As a result, the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, was 1.37% as of December 31, 2021, down from a high of 2.63% as of September 30, 2020.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio and total active loan modifications, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For		Allowance	Allowance For
			Credit Losses		For Credit	Credit Losses
		Total	as a % of		Losses on	as a % of
	Total	Allowance	Total Loans	Active	Active	Active
	Loans Held	for Credit	Held For	Loan	Loan	Loan
December 31, 2021	For Investment	Losses	Investment	Modifications	Modifications	Modifications
Commercial real estate	$3,042,729	$59,354	1.95%	$—	$—	—%
Commercial and industrial (1)	1,385,701	21,768	1.57%	—	—	—%
Construction and land development	892,783	4,674	0.52%	—	—	—%
1-4 family residential	1,303,430	4,589	0.35%	3,573	54	1.51%
Consumer	32,349	578	1.79%	—	—	—%
	6,656,992	90,963	1.37%	3,573	54	1.51%

Broker-dealer	733,193	175	0.02%	—	—	—%
Mortgage warehouse lending	411,973	214	0.05%	—	—	—%
Paycheck Protection Program	77,746	—	—%	—	—	—%
	$7,879,904	$91,352	1.16%	$3,573	$54	1.51%
(1)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending and PPP loans.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of December 31, 2021, excluding margin loans in the broker-dealer segment, the banking segment mortgage warehouse and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes consumer and business confidence increases as new cases, hospitalizations and deaths from COVID-19 recede faster than expected, while availability and acceptance of vaccines and consumer spending accelerate more than expected. Real GDP is expected to grow 9.3% in the first quarter of 2022, 6.6% in the second quarter of 2022, 4.2% in the third quarter of 2022, and 4.4% in the fourth quarter of 2022. Average unemployment rates decline to 3.7% by the first quarter of 2022 and 3.0% by the end of 2022. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate until the third quarter of 2022 and additional government infrastructure and social program spending approved in the fourth quarter of 2021 of $2.3 trillion with supply-chain issues resolving more quickly than anticipated.

Compared to our economic forecast, the downside scenario assumes consumer and business confidence declines as new cases, hospitalizations and deaths from COVID-19 diminish more slowly than expected, resulting in fewer people than expected getting vaccinated and increased worries about resistant strains. As a result, consumer confidence and spending erode causing the economy to fall back into recession. Real GDP is expected to decrease 4.0% in the first quarter of 2022, 3.2% in the second quarter of 2022, 1.9% in the third quarter of 2022, and increase 0.3% in the fourth quarter of 2022. Average unemployment rates increase to 6.4% by the first quarter of 2022 and 9.0% by the first quarter of 2023. Average unemployment is expected to remain elevated but improve to 7.1% by the fourth quarter of 2023 and reverts to historical average rates over time. Monetary and fiscal policy assumptions include the Federal Reserve maintaining a near 0% target for the federal funds rate through early 2026, while disagreements in Congress prevent any additional stimulus from being enacted beyond the American Rescue Plan Act passed in March 2021 and the Infrastructure Investment and Jobs Act passed in November 2021. Supply chain issues are worse than expected and continue much longer than anticipated, weakening manufacturing.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $7 million or a weighted average expected loss rate of 1.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $45 million or a weighted average expected loss rate of 1.9% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

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

	Year Ended December 31,
Loans Held for Investment	2021	2020	2019
Balance, beginning of year	$149,044	$61,136	$59,486
Transition adjustment for adoption of CECL accounting standard	—	12,562	—
Provision for (reversal of) credit losses	(58,213)	96,491	7,206
Recoveries of loans previously charged off:
Commercial real estate	266	613	6
Commercial and industrial	2,656	1,834	2,829
Construction and land development	—	2	—
1-4 family residential	546	54	61
Consumer	281	392	37
Broker-dealer	—	—	—
Total recoveries	3,749	2,895	2,933
Loans charged off:
Commercial real estate	310	4,517	1,160
Commercial and industrial	2,249	18,158	5,924
Construction and land development	—	2	—
1-4 family residential	312	748	907
Consumer	357	615	498
Broker-dealer	—	—	—
Total charge-offs	3,228	24,040	8,489
Net recoveries (charge-offs)	521	(21,145)	(5,556)
Balance, end of year	$91,352	$149,044	$61,136

Average total loans for the year	$7,645,292	$7,618,723	$7,088,208
Total loans held for investment, end of year	$7,879,904	$7,693,141	$7,381,400
Ratios:
Net recoveries (charge-offs) to average total loans held for investment (1)	0.01%	(0.28)%	(0.08)%
Non-accrual loans to total loans held for investment	0.64%	1.01%	0.49%
Allowance for credit losses on loans held for investment to:
Total loans held for investment	1.16%	1.94%	0.83%
Non-accrual loans held for investment	181.88%	191.13%	169.28%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans decreased by $27.8 million from December 31, 2020 to December 31, 2021, compared to an increase of $41.9 million from December 31, 2019 to December 31, 2020. These changes in non-accrual loans were impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $2.9 million, $10.9 million and $4.8 million at December 31, 2021, 2020 and 2019, respectively.

In addition to changes in non-accrual loans classified as loans held for sale, the decrease in non-accrual loans during 2021 was primarily due to principal paydowns associated with several commercial and industrial and commercial real estate owner occupied loan relationships, while the increase in non-accrual loans during 2020 was primarily due to the reclassification of a number of loans reclassified to non-accrual as a part of the CECL transition and the addition of several relationships within the commercial and industrial, commercial real estate owner occupied and 1-4 family residential loan portfolios to non-accrual status.

As previously discussed in detail within this section, the allowance for credit losses fluctuated significantly during 2020 and 2021, which impacted the resulting ratios noted in the table above. During 2020, the significant build in the allowance was primarily due to the adoption of the new CECL standard and recorded transition adjustment entries as well as the deteriorating economic outlook due to the COVID-19 pandemic, while during 2021 the significant decline in the allowance for credit losses reflected improvement in both realized economic results and the macroeconomic outlook due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures.

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio is presented in the table below (dollars in thousands).

	December 31,
	2021		2020		2019
		% of		% of		% of
		Gross		Gross		Gross
Allocation of the Allowance for Credit Losses	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial real estate	$59,354	38.61%	$109,629	40.74%	$31,595	40.65%
Commercial and industrial	21,982	23.80%	27,703	34.16%	17,964	27.44%
Construction and land development	4,674	11.33%	6,677	10.77%	4,878	12.74%
1-4 family residential	4,589	16.54%	3,946	8.19%	6,386	10.72%
Consumer	578	0.41%	876	0.46%	265	0.64%
Broker-dealer	175	9.31%	213	5.68%	48	7.81%
Total	$91,352	100.00%	$149,044	100.00%	$61,136	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	December 31,	September 30,	June 30,	March 31,	December 31,
	2021	2021	2021	2021	2020
Commercial real estate	$59,354	$68,535	$77,633	$104,126	$109,629
Commercial and industrial	21,982	30,545	27,866	28,513	27,703
Construction and land development	4,674	5,100	5,185	7,249	6,677
1-4 family residential	4,589	4,538	3,659	3,388	3,946
Consumer	578	504	592	944	876
Broker-dealer	175	290	334	279	213
	$91,352	$109,512	$115,269	$144,499	$149,044

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$8,388	$2,075	$2,366
Transition adjustment CECL accounting standard	—	3,837	—
Other noninterest expense	(2,508)	2,476	(291)
Balance, end of year	$5,880	$8,388	$2,075

As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During 2021, the decrease in the reserve for unfunded commitments was primarily due to improvements in loan expected loss rates.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had two credit relationships totaling $3.1 million of potential problem loans at December 31, 2021, compared with seven credit relationships totaling $11.3 million of potential problem loans at December 31, 2020 and five credit relationships totaling $16.8 million of potential problem loans at December 31, 2019.

Non-Performing Assets

In response to the COVID-19 pandemic, the CARES Act was passed in March 2020, which among other things, allowed the Bank to suspend the TDR requirements for certain loan modifications to be categorized as a TDR. Subsequent legislation extended such provisions through January 1, 2022. Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan.

Specifically, as discussed under the section titled “Loan Portfolio” earlier in this Item 2, the Bank’s actions during 2020 included approval of $1.0 billion of COVID-19 related loan modifications. During 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications with a portfolio of active deferrals that have not reached the end of their deferral period of approximately $4 million as of December 31, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans represent elevated risk, and therefore management continues to monitor these loans.

The following table presents components of our non-performing assets (dollars in thousands).

	December 31,			Variance
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Loans accounted for on a non-accrual basis:
Commercial real estate	$6,601	$11,133	$7,308	$(4,532)	$3,825
Commercial and industrial	22,478	34,049	15,262	(11,571)	18,787
Construction and land development	2	507	1,316	(505)	(809)
1-4 family residential	21,123	32,263	12,204	(11,140)	20,059
Consumer	23	28	26	(5)	2
Broker-dealer	—	—	—	—	—
	$50,227	$77,980	$36,116	$(27,753)	$41,864
Troubled debt restructurings included in accruing loans held for investment	922	1,954	2,173	(1,032)	(219)
Non-performing loans	$51,149	$79,934	$38,289	$(28,785)	$41,645

Non-performing loans as a percentage of total loans	0.52%	0.76%	0.40%	(0.24)%	0.36%

Other real estate owned	$2,833	$21,289	$18,202	$(18,456)	$3,087

Other repossessed assets	$—	$101	$—	$(101)	$101

Non-performing assets	$53,982	$101,324	$56,491	$(47,342)	$44,833

Non-performing assets as a percentage of total assets	0.29%	0.60%	0.37%	(0.31)%	0.23%

Loans past due 90 days or more and still accruing	$60,775	$243,630	$102,707	$(182,855)	$140,923

At December 31, 2021, non-accrual loans included 45 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2021 also included $2.9 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2020, non-accrual loans included 60 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2020 also included $10.9 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2019, non-accrual loans included 23 commercial and industrial relationships with loans secured by accounts receivable, life insurance, livestock, oil and gas, and equipment. Non-accrual loans at December 31, 2019 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale.

At December 31, 2021, TDRs were comprised of $0.9 million of loans that are considered to be performing and accruing, and $5.9 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2020, TDRs were comprised of $2.0 million of loans that are considered to be performing and accruing, and $16.0 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2019, TDRs were comprised of $2.2 million of loans that were considered to be performing and accruing, and $11.9 million of loans considered to be non-performing reported in non-accrual loans. In March 2020, the CARES Act was passed, which, among other things, allowed the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. Therefore, the Bank has not reported COVID-19 related modifications as TDRs through January 1, 2022 when the provisions expired.

OREO decreased from December 31, 2020 to December 31, 2021, primarily due to disposals and valuation adjustments totaling $22.0 million, partially offset by additions totaling $3.6 million. OREO increased from December 31, 2019 to December 31, 2020, primarily due to additions totaling $13.9 million, partially offset by disposals of $10.8 million.

Loans past due 90 days or more and still accruing at December 31, 2021, 2020 and 2019 were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. The significant decrease in loans past due 90 days or more and still accruing at December 31, 2021, compared to December 31, 2020, was due to the sale of mortgage loans previously included within this non-performing assets category. As of December 31, 2021, $20.2 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced it will temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of December 31, 2021. As of December 31, 2021, $20.2 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2021		2020		2019
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$4,157,962	0.00%	$3,304,475	0.00%	$2,635,924	0.00%
Interest-bearing demand deposits	6,077,660	0.19%	5,284,582	0.31%	4,283,642	0.98%
Savings deposits	295,075	0.06%	231,996	0.07%	186,235	0.19%
Time deposits	1,349,849	0.86%	1,880,543	1.11%	1,446,614	2.02%
	$11,880,546	0.20%	$10,701,596	0.35%	$8,552,415	0.84%

The following table presents the scheduled maturities of uninsured deposits greater than $250,000 as of December 31, 2021 (in thousands).

Months to maturity:
3 months or less	$112,517
3 months to 6 months	79,124
6 months to 12 months	173,787
Over 12 months	77,891
$443,319

Borrowings

Our consolidated borrowings associated with continuing operations are shown in the table below (dollars in thousands).

		December 31,
	2021		2020		2019
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$859,444	1.22%	$695,798	1.46%	$1,424,010	2.41%
Notes payable	387,904	5.79%	381,987	4.54%	256,269	4.70%
Junior subordinated debentures	—	3.45%	67,012	4.13%	67,012	5.75%
	$1,247,348	1.32%	$1,144,797	2.51%	$1,747,291	2.90%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The increase in short-term borrowings at December 31, 2021, compared with December 31, 2020, primarily included increases in short-term bank loans and commercial paper used by the Hilltop Broker-Dealers to finance their activities, partially offset by a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers given increased utilization of internal funds. The decrease in short-term borrowings at December 31, 2020 compared with December 31, 2019 included a decrease in borrowings in our banking and broker-dealer segments primarily associated with the increased utilization of available internal funds, a decrease in FHLB borrowings and a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers, partially offset by an increase in commercial paper used by the Hilltop Broker-Dealers to finance their activities.

Notes payable at December 31, 2021 of $387.9 million was comprised of $149.1 million related to Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.1 million and mortgage origination segment borrowings of $41.7 million. Notes payable at December 31, 2020 of $382.0 million was comprised of $148.9 million related to Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $196.8 million and mortgage origination segment borrowings of $36.2 million. Notes payable at December 31, 2019 of $283.8 million was comprised of $148.8 million related to Senior Notes, net of loan origination fees, FHLB borrowings with an original maturity greater than one year within our banking segment of $28.8 million, and mortgage origination segment borrowings of $78.7 million. As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At December 31, 2021, Hilltop had $367.9 million in cash and cash equivalents, a decrease of $6.9 million from $374.8 million at December 31, 2020. This decrease in cash and cash equivalents was primarily due to cash outflows of $39.0 million in cash dividends declared, $123.6 million of stock repurchases, and other general corporate expenses, significantly offset by the receipt of $264.2 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

COVID-19

As previously discussed, in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, we took a number of precautionary actions beginning in March 2020 to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

To strengthen the Bank’s available liquidity position during 2020, we raised brokered deposits, as well as swept additional deposits from Hilltop Securities into the Bank. At December 31, 2021, given the continued strong cash and liquidity levels at the Bank, brokered deposits declined to approximately $228 million and the total funds swept from Hilltop Securities into the Bank was approximately $800 million. In addition, we continue to evaluate market conditions to determine the appropriateness of capital market inventory limits at Hilltop Securities.

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

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2021, we declared and paid cash dividends of $0.48 per common share, or $39.0 million.

On January 27, 2022, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on February 28, 2022 to all common stockholders of record as of the close of business on February 15, 2022.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2021, our board of directors authorized a new stock repurchase program through January 2022, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. In July 2021, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program by $75.0 million to $150.0 million. Then, in October 2021, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program by $50.0 million to $200.0 million, which was inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During 2021, we paid $123.6 million to repurchase an aggregate of 3,632,482 shares of common stock at an average price of $34.01 per share. The purchases were funded from available cash balances.

In January 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At December 31, 2021, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At December 31, 2021, $200.0 million of our Subordinated Notes was outstanding.

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

The Debentures, which were held by four statutory trusts created for the sole purpose of issuing and selling preferred securities and common securities used to acquire the Debentures, had an original stated term of 30 years with original maturities ranging from July 2031 to February 2038. The Debentures were callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At December 31, 2021, PCC had no remaining borrowings associated with the Debentures. The redemptions noted above were funded from available cash balances held at PCC.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at December 31, 2021 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2021 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum
			Capital
			Requirements
			Including
			Conservation	To Be Well
	December 31, 2021		Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,469,695	10.20%	4.0%	5.0%
Hilltop	2,262,356	12.58%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,469,695	16.00%	7.0%	6.5%
Hilltop	2,262,356	21.22%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,469,695	16.00%	8.5%	8.0%
Hilltop	2,262,356	21.22%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,540,100	16.77%	10.5%	10.0%
Hilltop	2,532,008	23.75%	10.5%	N/A

We discuss regulatory capital requirements in more detail in Note 23 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of this Annual Report.

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

As previously discussed, to meet increased liquidity demands and ensure availability of adequate cash to meet both expected and unexpected funding needs without adversely affecting our daily operations and to improve the Bank’s already strong liquidity position, we raised brokered deposits during 2020 that have a remaining balance of approximately $228 million at December 31, 2021, down from approximately $731 million at December 31, 2020. Further, beginning in March 2020, additional deposits were swept from Hilltop Securities into the Bank. Since June 30, 2020, given the continued strong cash and liquidity levels at the Bank, the total funds swept from Hilltop Securities into the Bank was reduced and was approximately $800 million as of December 31, 2021. As a result, the Bank was able to further fortify its borrowing capacity through access to secured funding sources as summarized in the following table (in millions).

	December 31,
	2021	2020
FHLB capacity	$4,221	$4,410
Investment portfolio (available)	1,478	982
Fed deposits (excess daily requirements)	2,686	875
	$8,385	$6,267

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at December 31, 2021 and 2020 continued to be at a heightened level given the uncertain outlook for 2022 due to the COVID-19 pandemic. While the extent to which COVID-19 will impact the Bank remains uncertain, the Bank is targeting available liquidity of between approximately $5 billion and $6 billion during 2022. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 8.48% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.16% of the Bank’s total deposits at December 31, 2021. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2021, Hilltop Securities had credit arrangements with four unaffiliated banks, with maximum aggregate commitments of up to $600.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At December 31, 2021, Hilltop Securities had borrowed $142.0 million under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The discount to maturity will be based on an interest factor and the CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of December 31, 2021, the weighted average maturity of the CP Notes was 141 days at a rate of 0.99%, with a weighted average remaining life of 66 days. At December 31, 2021, the aggregate amount outstanding under these secured arrangements was $354.0 million, which was collateralized by securities held for firm accounts valued at $384.7 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank which had an aggregate commitment of $3.2 billion, of which $1.7 billion was drawn at December 31, 2021. Effective January 1, 2022, this warehouse line of credit was decreased to $2.7 billion to address expected declines in loan origination volumes. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at December 31, 2021.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At December 31, 2021, these ABAs had combined available lines of credit totaling $145.0 million, $55.0 million of which was with a single unaffiliated bank, and the remaining $90.0 million of which was with the Bank. At December 31, 2021, Ventures Management had outstanding borrowings of $60.4 million, $18.7 million of which was with the Bank.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

The following table presents information regarding other material contractual obligations at December 31, 2021 not previously discussed (in thousands). Payments related to leases are based on actual payments specified in the underlying contracts, and the table below includes all leases that had commenced as of December 31, 2021.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Finance lease obligations	$1,241	$2,443	$1,699	$598	$5,981
Operating lease obligations	26,608	52,711	29,197	38,511	147,027
Total	$27,849	$55,154	$30,896	$39,109	$153,008

Additionally, in the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at December 31, 2021 and outstanding financial and performance standby letters of credit of $96.3 million at December 31, 2021.

Broker-Dealer Segment

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

Critical Accounting Estimates

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, mortgage servicing rights asset, goodwill and identifiable intangible assets, mortgage loan indemnification liability and acquisition accounting.

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

The provision for (reversal of) credit losses recorded through earnings, and reduced by the charge-off of loan amounts, net of recoveries, is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Refer to “Financial Condition – Allowance for Credit Losses on Loans” and Notes 1 and 7 to the consolidated financial statements for further discussion of the methodology used in establishing the allowance and changes during the relevant period in the provision for (reversal of) credit losses.

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

The model assumptions and the MSR asset fair value estimates are compared to observable trades of similar portfolios as well as to MSR asset broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would adversely impact the recorded value of the MSR asset. The value of the MSR asset is also dependent upon the discount rate used in the model, which is based on current market rates and is reviewed by management on an ongoing basis. An increase in the discount rate would result in a decrease in the value of the MSR asset. Refer to Notes 1, 4 and 11 to the consolidated financial statements for further discussion of the methodology used in establishing the MSR asset and changes during the relevant period thereof.

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

Mortgage Loan Indemnification Liability

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the mortgage loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with a mortgage loan. If determined to be at fault, the mortgage origination segment either repurchases the mortgage loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of an estimated loss upon repurchase. Although we consider this reserve to be appropriate, there can be no assurance that the reserve will prove to be appropriate over time to cover ultimate losses due to conditions outside of our control such as unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, or actions taken by institutions or investors. The impact of such matters will be considered in the reserving process when known. Refer to “Segment Results from Continuing Operations—Mortgage Origination Segment” and Notes 1 and 20 to the consolidated financial statements for further discussion of the methodology used in establishing the mortgage loan indemnification liability and changes during the relevant period thereof.

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

	December 31, 2021
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,980,876	$1,227,057	$1,615,177	$694,173	$343,485	$8,860,768
Securities	243,727	267,178	582,846	421,115	853,820	2,368,686
Federal funds sold and securities purchased under agreements to resell	161,985	—	—	—	—	161,985
Other interest sensitive assets	2,701,192	—	—	—	29,522	2,730,714
Total interest sensitive assets	8,087,780	1,494,235	2,198,023	1,115,288	1,226,827	14,122,153

Interest sensitive liabilities:
Interest bearing checking	$6,757,580	$—	$—	$—	$—	$6,757,580
Savings	345,795	—	—	—	—	345,795
Time deposits	270,769	576,714	101,201	29,545	—	978,229
Notes payable and other borrowings	172,616	176	553	701	2,685	176,731
Total interest sensitive liabilities	7,546,760	576,890	101,754	30,246	2,685	8,258,335

Interest sensitivity gap	$541,020	$917,345	$2,096,269	$1,085,042	$1,224,142	$5,863,818

Cumulative interest sensitivity gap	$541,020	$1,458,365	$3,554,634	$4,639,676	$5,863,818

Percentage of cumulative gap to total interest sensitive assets	3.83%	10.33%	25.17%	32.85%	41.52%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2021 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$116,716	32.90%	$525,978	29.27%
+200	$75,853	21.38%	$377,548	21.01%
+100	$36,493	10.29%	$211,812	11.79%
-50	$(6,751)	(1.90)%	$(191,502)	(10.66)%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2021 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

	December 31, 2021
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$204	$3,357	$32,782	$249,033	$285,376
U.S. government and government agency obligations	10	(2,214)	(2,318)	244,046	239,524
Corporate obligations	(3,726)	3,713	9,179	12,269	21,435
Total debt securities	(3,512)	4,856	39,643	505,348	546,335
Corporate equity securities	—	—	—	—	—
Other	4,954	—	—	—	4,954
	$1,442	$4,856	$39,643	$505,348	$551,289

Weighted average yield
Municipal obligations	0.00%	3.53%	2.57%	3.14%	3.83%
U.S. government and government agency obligations	1.34%	1.12%	0.37%	4.18%	3.86%
Corporate obligations	0.19%	1.53%	3.03%	2.65%	2.08%

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

Consolidated

At December 31, 2021, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $392 million, and included $350 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

As noted above within the discussion for each business segment, on a consolidated basis, our primary component of market risk is sensitivity to changes in interest rates. Consequently, and in large part due to the significance of our banking segment, our consolidated earnings depend to a significant extent on our net interest income. Refer to the discussion in the “Banking Segment” section above that provides more details regarding sources of interest rate risk and asset/liability management policies and procedures employed to manage our interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of risk.

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at December 31, 2021 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+300	$128,097	33.43%
+200	$83,367	21.76%
+100	$40,286	10.51%
-50	$(13,422)	(3.50)%

The projected changes in net interest income to changes in interest rates at December 31, 2021 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2021, and issued an unqualified opinion thereon as stated in their report, which appears on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings Inc.
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Comprehensive Income	F-6
	Consolidated Statements of Stockholders’ Equity	F-7
	Consolidated Statements of Cash Flows	F-8
	Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedules.

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

4.3

Indenture, dated as of April 9, 2015, by and between Hilltop Holdings, Inc. and U.S. Bank National Association, as Trustee, including form of notes (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-31987) and incorporated herein by reference).

4.4

Indenture, dated as of November 22, 2019, by and between Hilltop Securities Inc. and The Bank of New York Mellon, as indenture trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2019 (File No. 001-31987) and incorporated herein by reference).

4.5.1

Indenture, dated as of December 6, 2019, by and between Hilltop Securities Inc. and The Bank of New York Mellon, as indenture trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2019 (File No. 001-31987) and incorporated herein by reference).

4.6.1

Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.6.2

First Supplemental Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.6.3

Second Supplemental Indenture, dated as of May 11, 2020, between Hilltop Holdings Inc., as Issuer, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.6.4

Form of 5.75% Fixed-to-Floating Rate Subordinated Notes due 2030 (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.6.5

Form of 6.125% Fixed-to-Floating Rate Subordinated Notes due 2035 (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (File No. 001-31987) and incorporated herein by reference).

4.7

Description of the Registrant’s Securities (filed as Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 17, 2021 (File No. 001-31987) and incorporated herein by reference).

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

10.2.5†

Form of Restricted Stock Unit Award Agreement (Performance-Based) for awards beginning in 2021 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2021 (File No. 001-31987) and incorporated herein by reference).

10.2.6†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2021 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2021 (File No. 001-31987) and incorporated herein by reference).

10.2.7†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2020 (filed as Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2021 (File No. 001-31987) and incorporated herein by reference).

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

10.5†	Compensation arrangement of Jeremy B. Ford (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2021 (File No. 001-31987) and incorporated herein by reference).

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

10.9†

Limited Liability Company Agreement of HTH Diamond Hillcrest Land LLC, dated as of July 31, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.10†

Ground Lease Agreement by and among HTH Diamond Hillcrest Land LLC, as Ground Lessor, and SPC Park Plaza Partners LLC, HTH Hillcrest Project LLC and Diamond Hillcrest LLC, as Ground Lessees, dated as of July 31, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.11†

Hilltop Plaza Co-Owners Agreement, by and among Diamond Hillcrest, LLC, HTH Hillcrest Project LLC and SPC Park Plaza Partners, LLC, dated as of July 31, 2018 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.11.1*	First Amendment to Hilltop Plaza Co-Owners Agreement, by and among Diamond Hillcrest, LLC, HTH Hillcrest Project LLC and SPC Park Plaza Partners, LLC, dated as of December 31, 2021.

10.12†

Office Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and Hilltop Holdings Inc., as Tenant, dated July 31, 2018 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.12.1*

First Amendment to Office Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and Hilltop Holdings Inc., as Tenant, dated as of November 30, 2021, but effective as of June 29, 2019.

10.13†

Retail Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and PlainsCapital Bank, as Tenant, dated July 31, 2018 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.13.1*

First Amendment to Retail Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and PlainsCapital Bank, as Tenant, dated as of December 16, 2021, but effective as of August 1, 2019.

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

**Furnished herewith.

†Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: February 15, 2022	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	February 15, 2022
Jeremy B. Ford	(Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 15, 2022
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Chief Accounting Officer	February 15, 2022
Keith E. Bornemann	(Principal Accounting Officer)

/s/ Charlotte Jones	Director	February 15, 2022
Charlotte Jones

/s/ Rhodes Bobbitt	Director	February 15, 2022
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Chairman of Audit Committee	February 15, 2022
Tracy A. Bolt

/s/ J. Taylor Crandall	Director	February 15, 2022
J. Taylor Crandall

/s/ Charles R. Cummings	Director and Audit Committee Member	February 15, 2022
Charles R. Cummings

/s/ Hill A. Feinberg	Director	February 15, 2022
Hill A. Feinberg

/s/ Gerald J. Ford	Chairman of the Board	February 15, 2022
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 15, 2022
J. Markham Green

/s/ William T. Hill, Jr.	Director	February 15, 2022
William T. Hill, Jr.

/s/ Lee Lewis	Director	February 15, 2022
Lee Lewis

/s/ Andrew J. Littlefair	Director	February 15, 2022
Andrew J. Littlefair

/s/ W. Robert Nichols, III	Director	February 15, 2022
W. Robert Nichols, III

/s/ Thomas C. Nichols	Director	February 15, 2022
Thomas C. Nichols

/s/ Kenneth D. Russell	Director	February 15, 2022
Kenneth D. Russell

Director
A. Haag Sherman

/s/ Jonathan S. Sobel	Director	February 15, 2022
Jonathan S. Sobel

/s/ Robert Taylor, Jr.	Director	February 15, 2022
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 15, 2022
Carl B. Webb

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of Hilltop Holdings Inc.'s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Allowance for Credit Losses for Loans Held for Investment – Collectively Evaluated

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $91 million as of December 31, 2021. Management’s allowance for credit losses for collectively evaluated loans is an estimate of expected losses over the lifetime of a loan within the Company’s existing loans held for investment portfolio and is based on historical experience, current conditions and reasonable and supportable forecasts. The credit loss estimation process considers the characteristics of the Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for collectively evaluated loans is calculated using statistical credit factors, including probabilities of default (“PD”) and loss given default (“LGD”), to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. As described by management, one of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. Management utilizes a single macroeconomic consensus scenario published by a third party that reflects the U.S. economic outlook. This consensus scenario utilizes multiple economic variables in forecasting the economic outlook. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product (GDP) growth rates and unemployment rate assumptions. Management also considers adjustments for certain conditions in the Company’s allowance for credit losses estimate qualitatively where they have not been measured directly in management’s collective assessments.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses for collectively evaluated loans held for investment is a critical audit matter are (i) the significant judgment by management in estimating the allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of GDP growth rate and unemployment rate forecasts within the macroeconomic consensus scenario, as well as qualitative adjustments to the allowance for credit losses; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for collectively evaluated loans held for investment, which included controls over evaluation and selection of the variables used in the macroeconomic consensus scenario as well as qualitative adjustments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for estimating the allowance for credit losses, which included (i) evaluating the appropriateness of the methodology and models, (ii) testing the completeness and accuracy of certain data used in the estimate, (iii) evaluating the reasonableness of management’s determination of the impact of GDP growth rate and unemployment rate forecasts within the macroeconomic consensus scenario and (iv) evaluating the reasonableness of qualitative adjustments to the allowance for credit losses.

Valuation of Mortgage Servicing Rights

As described in Notes 1 and 11 to the consolidated financial statements, the Company measures its residential mortgage servicing rights asset at fair value, which totaled $87 million as of December 31, 2021. Management estimates the fair value of residential mortgage servicing rights by valuing the projected net servicing cash flows, which are then discounted to estimate fair value using a discounted cash flow model. The significant unobservable inputs related to the valuation of residential mortgage servicing rights are the discount rate and the constant prepayment rate assumptions. As disclosed by management, the model assumptions and the mortgage servicing rights fair value estimates are compared to observable trades of similar portfolios as well as to broker valuations and industry surveys, as available.

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

February 15, 2022

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Cash and due from banks	$2,823,138	$1,062,560
Federal funds sold	385	386
Assets segregated for regulatory purposes	221,740	290,357
Securities purchased under agreements to resell	118,262	80,319
Securities:
Trading, at fair value	647,998	694,255
Available for sale, at fair value, net (amortized cost of $2,148,635 and $1,435,919, respectively)	2,130,568	1,462,205
Held to maturity, at amortized cost, net (fair value of $276,296 and $326,671, respectively)	267,684	311,944
Equity, at fair value	250	140
	3,046,500	2,468,544

Loans held for sale	1,878,190	2,788,386
Loans held for investment, net of unearned income	7,879,904	7,693,141
Allowance for credit losses	(91,352)	(149,044)
Loans held for investment, net	7,788,552	7,544,097

Broker-dealer and clearing organization receivables	1,672,946	1,404,727
Premises and equipment, net	204,438	211,595
Operating lease right-of-use assets	112,328	105,757
Mortgage servicing rights	86,990	143,742
Other assets	452,880	555,983
Goodwill	267,447	267,447
Other intangible assets, net	15,284	20,364
Total assets	$18,689,080	$16,944,264

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$4,577,183	$3,612,384
Interest-bearing	8,240,894	7,629,935
Total deposits	12,818,077	11,242,319

Broker-dealer and clearing organization payables	1,477,300	1,368,373
Short-term borrowings	859,444	695,798
Securities sold, not yet purchased, at fair value	96,586	79,789
Notes payable	387,904	381,987
Operating lease liabilities	130,960	125,450
Junior subordinated debentures	—	67,012
Other liabilities	369,606	632,889
Total liabilities	16,139,877	14,593,617
Commitments and contingencies (see Notes 20 and 21)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 78,964,978 and 82,184,893 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	790	822
Additional paid-in capital	1,274,446	1,317,929
Accumulated other comprehensive income (loss)	(10,219)	17,763
Retained earnings	1,257,014	986,792
Deferred compensation employee stock trust, net	752	771
Employee stock trust (5,749 and 6,930 shares, at cost, at December 31, 2021 and December 31, 2020, respectively)	(115)	(138)
Total Hilltop stockholders' equity	2,522,668	2,323,939
Noncontrolling interests	26,535	26,708
Total stockholders' equity	2,549,203	2,350,647
Total liabilities and stockholders' equity	$18,689,080	$16,944,264

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Loans, including fees	$404,312	$433,311	$460,471
Securities borrowed	61,667	51,360	69,582
Securities:
Taxable	47,633	48,273	58,493
Tax-exempt	9,766	6,698	6,159
Other	6,595	6,853	15,991
Total interest income	529,973	546,495	610,696

Interest expense:
Deposits	23,624	47,040	71,509
Securities loaned	50,974	42,816	60,086
Short-term borrowings	9,065	11,611	26,778
Notes payable	21,386	15,897	8,948
Junior subordinated debentures	1,558	2,772	3,851
Other	384	2,193	545
Total interest expense	106,991	122,329	171,717

Net interest income	422,982	424,166	438,979
Provision for (reversal of) credit losses	(58,213)	96,491	7,206
Net interest income after provision for (reversal of) credit losses	481,195	327,675	431,773

Noninterest income:
Net gains from sale of loans and other mortgage production income	825,960	1,001,059	504,935
Mortgage loan origination fees	160,011	171,769	130,003
Securities commissions and fees	143,827	142,720	137,742
Investment and securities advisory fees and commissions	152,443	131,327	103,787
Other	128,034	243,605	186,350
Total noninterest income	1,410,275	1,690,480	1,062,817

Noninterest expense:
Employees' compensation and benefits	1,007,235	1,059,645	844,602
Occupancy and equipment, net	100,602	99,416	113,336
Professional services	54,270	69,984	60,565
Other	225,291	224,758	193,386
Total noninterest expense	1,387,398	1,453,803	1,211,889

Income from continuing operations before income taxes	504,072	564,352	282,701
Income tax expense	117,976	133,071	63,714
Income from continuing operations	386,096	431,281	218,987
Income from discontinued operations, net of income taxes	—	38,396	13,990
Net income	386,096	469,677	232,977
Less: Net income attributable to noncontrolling interest	11,601	21,841	7,686
Income attributable to Hilltop	$374,495	$447,836	$225,291

Earnings per common share:
Basic:
Earnings from continuing operations	$4.64	$4.59	$2.29
Earnings from discontinued operations	—	0.43	0.15
	$4.64	$5.02	$2.44
Diluted:
Earnings from continuing operations	$4.61	$4.58	$2.29
Earnings from discontinued operations	—	0.43	0.15
	$4.61	$5.01	$2.44
Weighted average share information:
Basic	80,708	89,280	92,345
Diluted	81,173	89,304	92,394

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$386,096	$469,677	$232,977
Other comprehensive income:
Change in fair value of cash flow hedges, net of tax of $849, $(820), and $111, respectively	6,205	(2,950)	417
Net unrealized gains (losses) on securities available for sale, net of tax of $(10,146), $2,756, and $6,276, respectively	(34,115)	9,111	21,599
Reclassification adjustment for gains (losses) included in net income, net of tax of $(21), $55, and $(573), respectively	(72)	183	(1,970)
Comprehensive income	358,114	476,021	253,023
Less: comprehensive income attributable to noncontrolling interest	11,601	21,841	7,686

Comprehensive income applicable to Hilltop	$346,513	$454,180	$245,337

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2018	93,610	936	1,489,816	(8,627)	466,737	825	11	$(217)	$1,949,470	$24,423	$1,973,893
Net income	—	—	—	—	225,291	—	—	—	225,291	7,686	232,977
Other comprehensive income	—	—	—	20,046	—	—	—	—	20,046	—	20,046
Stock-based compensation expense	—	—	11,243	—	—	—	—	—	11,243	—	11,243
Common stock issued to board members	27	—	573	—	—	—	—	—	573	—	573
Issuance of common stock related to share-based awards, net	394	4	(1,982)	—	—	—	—	—	(1,978)	—	(1,978)
Repurchases of common stock	(3,390)	(34)	(54,417)	—	(18,934)	—	—	—	(73,385)	—	(73,385)
Dividends on common stock ($0.32 per share)	—	—	—	—	(29,627)	—	—	—	(29,627)	—	(29,627)
Deferred compensation plan	—	—	—	—	—	(49)	(3)	62	13	—	13
Adoption of accounting standards	—	—	—	—	1,393	—	—	—	1,393	—	1,393
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,352)	(6,352)
Balance, December 31, 2019	90,641	$906	$1,445,233	$11,419	$644,860	$776	8	$(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	447,836	—	—	—	447,836	21,841	469,677
Other comprehensive income	—	—	—	6,344	—	—	—	—	6,344	—	6,344
Stock-based compensation expense	—	—	14,089	—	—	—	—	—	14,089	—	14,089
Common stock issued to board members	31	—	586	—	—	—	—	—	586	—	586
Issuance of common stock related to share-based awards, net	293	3	(1,091)	—	—	—	—	—	(1,088)	—	(1,088)
Repurchases of common stock	(8,780)	(87)	(140,888)	—	(67,689)	—	—	—	(208,664)	—	(208,664)
Dividends on common stock ($0.36 per share)	—	—	—	—	(32,524)	—	—	—	(32,524)	—	(32,524)
Deferred compensation plan	—	—	—	—	—	(5)	(1)	17	12	—	12
Adoption of accounting standards	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(20,890)	(20,890)
Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	374,495	—	—	—	374,495	11,601	386,096
Other comprehensive loss	—	—	—	(27,982)	—	—	—	—	(27,982)	—	(27,982)
Stock-based compensation expense	—	—	16,927	—	—	—	—	—	16,927	—	16,927
Common stock issued to board members	17	—	602	—	—	—	—	—	602	—	602
Issuance of common stock related to share-based awards, net	396	3	(2,711)	—	—	—	—	—	(2,708)	—	(2,708)
Repurchases of common stock	(3,633)	(35)	(58,301)	—	(65,295)	—	—	—	(123,631)	—	(123,631)
Dividends on common stock ($0.48 per share)	—	—	—	—	(38,978)	—	—	—	(38,978)	—	(38,978)
Deferred compensation plan	—	—	—	—	—	(19)	(1)	23	4	—	4
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(11,774)	(11,774)
Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$386,096	$469,677	$232,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(58,213)	96,491	7,206
Depreciation, amortization and accretion, net	24,628	21,930	(1,483)
Deferred income taxes	(7,077)	16,583	(4,063)
Other, net	18,580	11,849	15,445
Net change in securities purchased under agreements to resell	(37,943)	(21,288)	2,580
Net change in trading securities	46,257	(4,679)	55,890
Net change in broker-dealer and clearing organization receivables	(564,404)	515,073	(338,158)
Net change in other assets	3,185	(78,997)	61,688
Net change in broker-dealer and clearing organization payables	129,495	(152,158)	206,170
Net change in other liabilities	(212,408)	249,313	78,245
Net change in securities sold, not yet purchased	16,797	35,972	(37,850)
Proceeds from sale of mortgage servicing rights asset	142,558	35,142	—
Change in valuation of mortgage servicing rights asset	(7,373)	37,926	24,353
Net gains from sales of loans	(825,960)	(1,001,059)	(504,935)
Loans originated for sale	(26,933,574)	(26,766,999)	(16,644,259)
Proceeds from loans sold	28,644,978	26,848,663	16,413,647
Net cash provided by (used in) operating activities for continuing operations	765,622	313,439	(432,547)
Net cash used in operating activities for discontinued operations	—	(33,003)	(476)
Net cash provided by (used in) operating activities	765,622	280,436	(433,023)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	43,695	81,140	73,924
Proceeds from sales, maturities and principal reductions of securities available for sale	621,984	433,828	296,812
Purchases of securities held to maturity	—	(7,553)	(109,622)
Purchases of securities available for sale	(1,343,763)	(975,289)	(415,763)
Net change in loans held for investment	125,315	(457,540)	(423,890)
Purchases of premises and equipment and other assets	(24,751)	(37,746)	(42,287)
Proceeds from sales of premises and equipment and other real estate owned	24,353	21,512	14,309
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	(107)	22,808	(17,092)
Other, net	—	—	904
Net cash used in investing activities for continuing operations	(553,274)	(918,840)	(622,705)
Net cash provided by investing activities for discontinued operations	—	1,941	18,413
Net cash received from disposal of discontinued operations	—	89,233	—
Net cash used in investing activities	(553,274)	(827,666)	(604,292)
Financing Activities
Net change in deposits	1,555,190	2,125,118	600,481
Net change in short-term borrowings	163,735	(729,110)	358,203
Proceeds from notes payable	976,119	1,451,249	1,055,772
Payments on notes payable and junior subordinated debentures	(1,037,652)	(1,325,711)	(1,000,960)
Payments to repurchase common stock	(123,631)	(208,664)	(73,385)
Dividends paid on common stock	(38,978)	(32,524)	(29,627)
Net cash distributed to noncontrolling interest	(11,774)	(20,890)	(6,352)
Other, net	(3,397)	(1,724)	(2,494)
Net cash provided by financing activities	1,479,612	1,257,744	901,638

Net change in cash, cash equivalents and restricted cash	1,691,960	710,514	(135,677)
Cash, cash equivalents and restricted cash, beginning of year	1,353,303	642,789	778,466
Cash, cash equivalents and restricted cash, end of year	$3,045,263	$1,353,303	$642,789

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$2,823,138	$1,062,560	$433,626
Cash and due from banks, included within assets of discontinued operations	—	—	51,333
Federal funds sold	385	386	394
Assets segregated for regulatory purposes	221,740	290,357	157,436
Total cash, cash equivalents and restricted cash	$3,045,263	$1,353,303	$642,789
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$110,108	$124,934	$168,535
Cash paid for income taxes, net of refunds	$136,183	$123,553	$56,901
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$3,561	$13,865	$4,669
Additions to mortgage services rights	$78,433	$162,914	$13,755

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

Basis of Presentation

The audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Other than changes related to the implementation of the current expected credit losses (“CECL”) standard as of January 1, 2020, the Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

PCC also owned 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which were not included in the consolidated financial statements under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), because the primary beneficiaries of the Trusts are not within the consolidated group. As discussed in more detail within Note 16 to the consolidated financial statements, PCC fully redeemed all outstanding securities held by the Trusts during the third quarter of 2021.

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

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 19 to the consolidated financial statements and are collectively referred to as the “Hilltop Plaza Entities.”

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

For debt securities held to maturity, estimated expected credit losses are calculated in a manner like that used for loans held for investment. That is, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. With respect to certain classes of debt securities, primarily U.S. Treasuries, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to technically default. Therefore, the Company has not recorded expected credit losses for those securities.

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

The Company follows applicable regulatory guidance when measuring past due status. The Company uses the actual days elapsed since the payment due date of the loan to determine delinquency. In response to the ongoing COVID-19 pandemic, the Company allowed modifications, such as payment deferrals for up to 90 days and temporary forbearance, to credit-worthy borrowers who are experiencing temporary hardship due to the effects of COVID-19. These modifications generally met the criteria of the Economic Security Act (“CARES Act”) passed in March 2020. Therefore, the Company did not account for such loan modifications as TDRs through January 1, 2022 when the provisions expired, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

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

Loans that Share Risk Characteristics with Other Loans (“Collectively Evaluated”)

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

Commercial and Industrial and Commercial Real Estate Loans. The Company assesses the credit quality of the borrower and assigns an internal risk rating by loan type for the commercial and industrial and commercial real estate portfolios. Internal risk ratings are assigned at origination or acquisition, and if necessary, adjusted for changes in credit quality over the life of the exposure. In assessing the internal PD risk rating of the loan or related unfunded

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

commitments, the Company separately evaluate owner and non-owner occupied real estate. The borrower’s financial statements may be used to evaluate amounts and sources of repayments, debt service coverage, debt capacity, and quality of earnings. Other non-financial metrics are also evaluated including the geographies and industries within which it operates, its management strength, and its reputation and historical experience. The internal LGD risk rating also considers assessment of collateral quality and current loan to value, collateral type and loan seniority, covenant strength and performance, as well as any individual, corporate, or government guarantees.

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

Allowance for Loan Losses for Loans Held for Investment

Prior to the adoption of the new CECL standard on January 1, 2020, the Company’s allowance for loan losses was a reserve established through a provision for loan losses charged to or recovered from expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans at the balance sheet date. The allowance for loan losses included allowance allocations calculated in accordance with the regulatory Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. The level of the allowance reflected management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilized its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond its control, including the performance of the loan portfolio, the economy and changes in interest rates.

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

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.4 million, $0.3 million and $0.2 million during 2021, 2020 and 2019, respectively, were amortized and included in interest expense within the consolidated statements of operations. In May 2020 and April 2015, debt issuance costs of $3.2 million and $1.9 million, respectively, were capitalized in connection with Hilltop’s issuance of the Subordinated Notes due 2030 and 2035 (defined hereafter) and the 5% senior notes due 2025 (defined hereafter), respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Derivative Financial Instruments

The Company enters into various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. The Company’s derivative financial instruments also include interest rate lock commitments (“IRLCs”) executed with its customers that allow those customers to obtain a mortgage loan on a future date at an agreed-upon interest rate. The IRLCs, forward commitments, interest rate swaps, U.S. Treasury bond futures and options, Eurodollar futures, and credit default swaps meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis and book basis of assets and liabilities reported in the accompanying consolidated balance sheets. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Interest and penalties incurred related to tax matters are charged to other interest expense or other noninterest expense, respectively. The revaluation of deferred tax assets as a result of enacted tax rate changes, is recognized within income tax expense in continuing operations in the period of enactment.

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

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method because there were no instruments which qualified as participating securities during 2021, 2020 or 2019.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During 2021, 2020 and 2019, restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2021

In January 2020, FASB issued Accounting Standards Update (“ASU”) 2020-01 to clarify the interaction among ASC 321, ASC 323, and ASC 815 for equity securities, equity method investments, and certain financial instruments to acquire equity securities. ASU 2020-01 clarifies whether re-measurement of equity investments is appropriate when observable transactions cause the equity method to be triggered or discontinued. ASU 2020-01 also provides that certain forward contracts and purchased options to acquire equity securities will be measured under ASC 321 without an assessment of subsequent accounting upon settlement or exercise. The amendment was effective in periods beginning after December 15, 2020. The Company adopted the provisions of ASU 2020-01 as of January 1, 2021. The adoption of these provisions did not have a material impact on its consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In August 2021, FASB issued ASU 2021-06 to both clarify and improve disclosures related to depository lending and investment companies. The amendments in ASU 2021-06 were effective upon issuance. The impact of this amendment is limited to presentation and disclosure changes that did not have a material impact on its consolidated financial statements.

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

The following table presents the results of discontinued operations for NLC for the periods indicated (in thousands).

	Year Ended December 31,
	2020	2019
Interest income:
Securities:
Taxable	$1,752	$3,611
Other	71	522
Total interest income	1,823	4,133

Interest expense:
Notes payable	775	1,806

Noninterest income:
Net insurance premiums earned	65,077	132,284
Other	3,051	10,915
Total noninterest income	68,128	143,199

Noninterest expense:
Employees' compensation and benefits	6,002	11,663
Occupancy and equipment, net	464	991
Professional services	18,201	35,528
Loss and loss adjustment expenses	38,419	68,940
Other	3,987	10,796
Total noninterest expense	67,073	127,918

Income from discontinued operations before income taxes	2,103	17,608
Gain on disposal of discontinued operations	36,811	—
Income tax expense	518	3,618
Income from discontinued operations, net of income taxes	$38,396	$13,990

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reinsurance Activity

The effects of reinsurance on premiums written and earned are included within discontinued operations for all periods presented and are summarized as follows (in thousands).

	Year Ended December 31,
	2020		2019
	Written	Earned	Written	Earned
Premiums from direct business	$63,811	$61,384	$125,157	$126,434
Reinsurance assumed	6,396	6,452	13,148	13,041
Reinsurance ceded	(2,759)	(2,759)	(7,191)	(7,191)
Net premiums	$67,448	$65,077	$131,114	$132,284

The effects of reinsurance on incurred losses and LAE are included within discontinued operations and are as follows (in thousands).

	Year Ended December 31,
	2020	2019
Losses and LAE incurred	$38,225	$68,130
Reinsurance recoverables	194	810
Net loss and LAE incurred	$38,419	$68,940

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2021 and 2020, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.78 billion and $2.52 billion, respectively, and the unpaid principal balance of those loans was $1.73 billion and $2.41 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Derivatives — Derivatives, which are included in other assets and liabilities within the Company’s consolidated balance sheets, are reported at fair value using either Level 2 or Level 3 inputs. The Bank uses dealer quotes to value interest rate swaps, forward purchase commitments and forward sale commitments executed for both hedging and non-hedging purposes. PrimeLending and the Hilltop Broker-Dealers use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and the Hilltop Broker-Dealers issue forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. The Hilltop Broker-Dealers determine the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending also uses dealer quotes to value Eurodollar futures and U.S. Treasury bond futures and options used to hedge interest rate risk, and the Hilltop Broker-Dealers use dealer quotes to value U.S. Treasury bond futures and options, Eurodollar futures, credit default swaps and municipal market data, or MMD, rate locks, used to hedge changes in the fair value of its securities.

MSR Asset — The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 11 to the consolidated financial statements. The decrease in the prepayment rate used to value the MSR asset at December 31, 2021, compared to December 31, 2020, reflects the effect of increased mortgage rates reducing consumer refinancing activity.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities Sold, Not Yet Purchased — Securities sold, not yet purchased are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed above for trading and available for sale securities.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2021	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,628	$639,370	$—	$647,998
Available for sale securities	—	2,130,568	—	2,130,568
Equity securities	250	—	—	250
Loans held for sale	—	1,734,875	47,716	1,782,591
Derivative assets	—	48,122	—	48,122
MSR asset	—	—	86,990	86,990
Securities sold, not yet purchased	45,973	50,613	—	96,586
Derivative liabilities	—	21,816	—	21,816

	Level 1	Level 2	Level 3	Total
December 31, 2020	Inputs	Inputs	Inputs	Fair Value
Trading securities	$45,390	$648,865	$—	$694,255
Available for sale securities	—	1,462,205	—	1,462,205
Equity securities	140	—	—	140
Loans held for sale	—	2,449,588	71,816	2,521,404
Derivative assets	—	126,898	—	126,898
MSR asset	—	—	143,742	143,742
Securities sold, not yet purchased	54,494	25,295	—	79,789
Derivative liabilities	—	74,598	—	74,598

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
						Included in
	Balance,			Transfers		Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2021
Loans held for sale	$71,816	$56,480	$(76,166)	$(4,139)	$(275)	$—	$47,716
MSR asset	143,742	78,433	(142,558)	—	7,373	—	86,990
Total	$215,558	$134,913	$(218,724)	$(4,139)	$7,098	$—	$134,706

Year ended December 31, 2020
Loans held for sale	$67,195	$61,410	$(57,682)	$10,323	$(9,430)	$—	$71,816
MSR asset	55,504	162,914	(36,750)	—	(37,926)	—	143,742
Total	$122,699	$224,324	$(94,432)	$10,323	$(47,356)	$—	$215,558

Year ended December 31, 2019
Loans held for sale	$50,464	$60,475	$(34,849)	$1,136	$(10,031)	$—	$67,195
MSR asset	66,102	13,755	—	—	(24,353)	—	55,504
Total	$116,566	$74,230	$(34,849)	$1,136	$(34,384)	$—	$122,699

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at December 31, 2021.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	December 31, 2021				December 31, 2020
Loans held for sale	Market comparable	Projected price	94	-	95%	(95%)	91	-	94%	(94%)

MSR asset	Discounted cash flows	Constant prepayment rate			10.02%				12.15%
		Discount rate			14.32%				14.60%

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

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(55,442)	$—	$(55,442)	$52,296	$—	$52,296	$12,775	$—	$12,775
MSR asset	7,373	—	7,373	(37,926)	—	(37,926)	(24,353)	—	(24,353)

The Company determines the fair value of OREO on a non-recurring basis. In particular, the fair value of properties are determined at their respective acquisition date fair values. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. At December 31, 2021 and 2020, the estimated fair value of OREO was $2.8 million and $21.3 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded total losses of $1.2 million, $4.4 million and $1.4 million during 2021, 2020 and 2019, respectively, which represent a change in fair value subsequent to initial recognition of the asset.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2021	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,823,523	$2,823,523	$—	$—	$2,823,523
Assets segregated for regulatory purposes	221,740	221,740	—	—	221,740
Securities purchased under agreements to resell	118,262	—	118,262	—	118,262
Held to maturity securities	267,684	—	276,296	—	276,296
Loans held for sale	95,599	—	95,599	—	95,599
Loans held for investment, net	7,788,552	—	733,193	7,266,732	7,999,925
Broker-dealer and clearing organization receivables	1,672,946	—	1,672,946	—	1,672,946
Other assets	73,041	—	71,290	1,751	73,041

Financial liabilities:
Deposits	12,818,077	—	12,821,138	—	12,821,138
Broker-dealer and clearing organization payables	1,477,300	—	1,477,300	—	1,477,300
Short-term borrowings	859,444	—	859,444	—	859,444
Debt	387,904	—	387,904	—	387,904
Other liabilities	3,944	—	3,944	—	3,944

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2020	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,062,946	$1,062,946	$—	$—	$1,062,946
Assets segregated for regulatory purposes	290,357	290,357	—	—	290,357
Securities purchased under agreements to resell	80,319	—	80,319	—	80,319
Held to maturity securities	311,944	—	326,671	—	326,671
Loans held for sale	266,982	—	266,982	—	266,982
Loans held for investment, net	7,544,097	—	437,007	7,351,411	7,788,418
Broker-dealer and clearing organization receivables	1,404,727	—	1,404,727	—	1,404,727
Other assets	74,881	—	73,111	1,770	74,881

Financial liabilities:
Deposits	11,242,319	—	11,256,629	—	11,256,629
Broker-dealer and clearing organization payables	1,368,373	—	1,368,373	—	1,368,373
Short-term borrowings	695,798	—	695,798	—	695,798
Debt	448,999	—	448,999	—	448,999
Other liabilities	6,133	—	6,133	—	6,133

The Company held equity investments other than securities of $54.0 million and $63.6 million at December 31, 2021 and 2020, respectively, which are included within other assets in the consolidated balance sheets. Of the $54.0 million of such equity investments held at December 31, 2021, $16.8 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the adjustments to the carrying value of these investments (in thousands).

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$22,844	$19,771
Additional investments	—	500
Upward adjustments	6,411	4,188
Impairments and downward adjustments	(1,072)	(1,615)
Dispositions	(11,366)	—
Balance, end of year	$16,817	$22,844

5. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2021	2020
U.S. Treasury securities	$3,728	$40,491
U.S. government agencies:
Bonds	3,410	40
Residential mortgage-backed securities	152,093	336,081
Commercial mortgage-backed securities	126,389	876
Collateralized mortgage obligations	—	69,172
Corporate debt securities	60,671	62,481
States and political subdivisions	285,376	171,573
Private-label securitized product	11,377	8,571
Other	4,954	4,970
Totals	$647,998	$694,255

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $96.6 million and $79.8 million at December 31, 2021 and 2020, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$14,937	$—	$(75)	$14,862
U.S. government agencies:
Bonds	43,448	838	(153)	44,133
Residential mortgage-backed securities	900,084	7,979	(9,617)	898,446
Commercial mortgage-backed securities	219,460	367	(9,128)	210,699
Collateralized mortgage obligations	926,783	2,547	(12,464)	916,866
States and political subdivisions	43,923	1,839	(200)	45,562
Totals	$2,148,635	$13,570	$(31,637)	$2,130,568

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$82,036	$1,095	$(325)	$82,806
Residential mortgage-backed securities	624,863	17,194	(446)	641,611
Commercial mortgage-backed securities	124,929	768	(1,159)	124,538
Collateralized mortgage obligations	559,362	6,916	(370)	565,908
States and political subdivisions	44,729	2,613	—	47,342
Totals	$1,435,919	$28,586	$(2,300)	$1,462,205

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$9,892	$400	$—	$10,292
Commercial mortgage-backed securities	145,742	5,311	—	151,053
Collateralized mortgage obligations	43,990	476	—	44,466
States and political subdivisions	68,060	2,428	(3)	70,485
Totals	$267,684	$8,615	$(3)	$276,296

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$13,547	$708	$—	$14,255
Commercial mortgage-backed securities	152,820	9,205	—	162,025
Collateralized mortgage obligations	74,932	2,036	—	76,968
States and political subdivisions	70,645	2,778	—	73,423
Totals	$311,944	$14,727	$—	$326,671

Additionally, the Company had unrealized net gains of $0.2 million and $0.1 million at December 31, 2021 and 2020 from equity securities with fair values of $0.2 million and $0.1 million at December 31, 2021 and 2020, respectively. The Company recognized net gains of $0.1 million during 2021 and nominal net losses during 2020 due to changes in the fair value of equity securities still held at the balance sheet date. During 2021 and 2020, net gains and losses recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2021			December 31, 2020
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	2	$14,862	$75	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	14,862	75	—	—	—
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	2	9,904	94	8	60,298	325
Unrealized loss for twelve months or longer	1	6,184	59	—	—	—
	3	16,088	153	8	60,298	325
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	52	548,392	6,915	15	86,287	429
Unrealized loss for twelve months or longer	17	104,378	2,702	—	—	—
	69	652,770	9,617	15	86,287	429
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	5	65,636	1,776	10	105,386	1,176
Unrealized loss for twelve months or longer	14	138,619	7,352	—	—	—
	19	204,255	9,128	10	105,386	1,176
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	72	618,464	11,316	10	101,990	324
Unrealized loss for twelve months or longer	10	62,647	1,148	5	13,611	46
	82	681,111	12,464	15	115,601	370
States and political subdivisions:
Unrealized loss for less than twelve months	14	5,576	200	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	14	5,576	200	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	147	1,262,834	20,376	43	353,961	2,254
Unrealized loss for twelve months or longer	42	311,828	11,261	5	13,611	46
	189	$1,574,662	$31,637	48	$367,572	$2,300

	December 31, 2021			December 31, 2020
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
States and political subdivisions:
Unrealized loss for less than twelve months	2	$558	$1	2	$578	$—
Unrealized loss for twelve months or longer	1	266	2	—	—	—
	3	824	3	2	578	—
Total held to maturity:
Unrealized loss for less than twelve months	2	558	1	2	578	—
Unrealized loss for twelve months or longer	1	266	2	—	—	—
	3	$824	$3	2	$578	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at December 31, 2021 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,837	$11,853	$678	$683
Due after one year through five years	36,068	36,781	1,176	1,192
Due after five years through ten years	13,852	14,424	14,091	14,617
Due after ten years	40,551	41,499	52,115	53,993
	102,308	104,557	68,060	70,485

Residential mortgage-backed securities	900,084	898,446	9,892	10,292
Collateralized mortgage obligations	926,783	916,866	43,990	44,466
Commercial mortgage-backed securities	219,460	210,699	145,742	151,053
	$2,148,635	$2,130,568	$267,684	$276,296

During 2021, 2020 and 2019, the Company recognized net gains from its trading portfolio of $26.4 million, $122.0 million and $20.5 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $68.7 million, $77.1 million and $132.7 million during 2021, 2020 and 2019, respectively. During 2021 and 2019, the Company had other realized losses on securities of $0.1 million and $2.5 million, respectively, compared with other realized gains on securities during 2020 of $0.2 million. All such net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $809.9 million and $712.3 million (with a fair value of $817.7 million and $733.8 million, respectively) at December 31, 2021 and 2020, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2021 and 2020.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	December 31,
	2021	2020
Commercial real estate	$3,042,729	$3,133,903
Commercial and industrial (1)	1,875,420	2,627,774
Construction and land development	892,783	828,852
1-4 family residential	1,303,430	629,938
Consumer	32,349	35,667
Broker-dealer (2)	733,193	437,007
	7,879,904	7,693,141
Allowance for credit losses	(91,352)	(149,044)
Total loans held for investment, net of allowance	$7,788,552	$7,544,097
(1)	Included loans totaling $77.7 million and $486.7 million at December 31, 2021 and 2020, respectively funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	December 31, 2021			December 31, 2020			Interest Income Recognized
	With	With No		With	With No		Year Ended December 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2021	2020	2019
Commercial real estate:
Non-owner occupied	$413	$1,853	$2,266	$1,213	$445	$1,658	$378	$1,364	$—
Owner occupied	3,058	1,277	4,335	3,473	6,002	9,475	648	295	37
Commercial and industrial	16,536	5,942	22,478	10,821	23,228	34,049	2,585	2,362	1,261
Construction and land development	2	—	2	102	405	507	202	110	250
1-4 family residential	902	17,306	18,208	4,726	16,651	21,377	3,721	1,568	45
Consumer	23	—	23	28	—	28	(120)	122	—
Broker-dealer	—	—	—	—	—	—	—	—	—
	$20,934	$26,378	$47,312	$20,363	$46,731	$67,094	$7,414	$5,821	$1,593

At December 31, 2021 and 2020, $2.9 million and $10.9 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis decreased from December 31, 2020 to December 31, 2021, by 19.8 million. The change in non-accrual loans was primarily due to decreases in commercial and industrial loans of $11.6 million, commercial real estate owner occupied loans of $5.1 million, and 1-4 family residential loans of $3.2 million. The respective decreases in commercial and industrial loans and commercial real estate owner occupied loans in non-accrual status since December 31, 2020 were primarily due to principal paydowns associated with six relationships.

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

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. (Section 541) of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extended certain relief

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

provisions from the March CARES Act that were set to expire at the end of 2020. This legislation extended the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Bank’s COVID-19 payment deferral programs allow for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan. The Bank’s actions included approval of approximately $1 billion in COVID-19 related loan modifications as of December 31, 2020. During 2021, the Bank continued to support its impacted banking clients through the approval of COVID-19 related loan modifications, which resulted in an additional $16 million of new COVID-19 related loan modifications since December 31, 2020. The portfolio of active deferrals that have not reached the end of their deferral period was approximately $4 million as of December 31, 2021. While the majority of the portfolio of COVID-19 related loan modifications no longer require deferral, such loans may represent elevated risk, and therefore management continues to monitor these loans.

Information regarding TDRs granted during 2021, 2020, and 2019 that do not qualify for the CARES Act exemption is shown in the following table (dollars in thousands).

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Number of	Balance at	Balance at	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Year	Loans	Extension	End of Year	Loans	Extension	End of Year
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—	—	$—	$—
Owner occupied	1	725	713	—	—	—	—	—	—
Commercial and industrial	—	—	—	3	9,464	4,116	4	9,618	8,566
Construction and land development	—	—	—	—	—	—	—	—	—
1-4 family residential	—	—	—	5	438	438	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—
	1	$725	$713	8	$9,902	$4,554	4	$9,618	$8,566

All of the loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured loans during 2021, 2020 or 2019.

At December 31, 2021 and 2020, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs. There were no TDRs granted during the twelve months preceding December 31, 2021, 2020 or 2019 for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total Past	Current	Total	Past Due
December 31, 2021	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$117	$—	$1,173	$1,290	$1,728,409	$1,729,699	$—
Owner occupied	590	688	2,273	3,551	1,309,479	1,313,030	—
Commercial and industrial	1,059	277	13,640	14,976	1,860,444	1,875,420	1
Construction and land development	946	—	—	946	891,837	892,783	—
1-4 family residential	7,642	2,738	4,842	15,222	1,288,208	1,303,430	100
Consumer	123	22	22	167	32,182	32,349	—
Broker-dealer	—	—	—	—	733,193	733,193	—
	$10,477	$3,725	$21,950	$36,152	$7,843,752	$7,879,904	$101

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total Past	Current	Total	Past Due
December 31, 2020	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,919	$—	$199	$2,118	$1,786,193	$1,788,311	$—
Owner occupied	195	522	8,328	9,045	1,336,547	1,345,592	—
Commercial and industrial	3,114	407	7,318	10,839	2,616,935	2,627,774	6
Construction and land development	19	—	—	19	828,833	828,852	—
1-4 family residential	8,110	3,040	12,420	23,570	606,368	629,938	—
Consumer	172	123	26	321	35,346	35,667	—
Broker-dealer	—	—	—	—	437,007	437,007	—
	$13,529	$4,092	$28,291	$45,912	$7,647,229	$7,693,141	$6

In addition to the loans shown in the tables above, PrimeLending had $60.7 million and $243.6 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $61.7 million and $245.5 million, respectively) that were 90 days past due and accruing interest at December 31, 2021 and 2020, respectively. The significant decrease in

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

these loans at December 31, 2021, compared to December 31, 2020, was due to PrimeLending’s sale of mortgage loans previously reflected as 90 days past due and accruing interest. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of December 31, 2021, PrimeLending had $20.2 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

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

	Amortized Cost Basis by Origination Year
						2016 and
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$19,510	$12,027	$23,994	$8,983	$1,369	$10,407	$(2)	$76,288
Internal Grade 4-7 (Pass normal risk)	299,960	162,441	103,841	43,841	39,559	51,125	59,263	760,030
Internal Grade 8-11 (Pass high risk and watch)	218,256	209,652	113,089	84,631	52,260	110,736	866	789,490
Internal Grade 12 (Special mention)	—	—	3,130	—	—	—	—	3,130
Internal Grade 13 (Substandard accrual)	39,325	7,382	13,863	16,337	6,898	14,690	—	98,495
Internal Grade 14 (Substandard non-accrual)	412	—	—	—	—	1,854	—	2,266
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$109,381	$51,173	$17,226	$25,929	$30,866	$37,433	$753	$272,761
Internal Grade 4-7 (Pass normal risk)	202,416	124,524	114,361	87,591	22,985	72,113	15,326	639,316
Internal Grade 8-11 (Pass high risk and watch)	84,696	103,483	47,881	76,145	16,002	26,707	859	355,773
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	1,040	9,309	1,959	10,460	6,747	11,330	—	40,845
Internal Grade 14 (Substandard non-accrual)	1,561	—	(3)	345	2,270	162	—	4,335
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$28,189	$29,971	$27,252	$6,971	$9,373	$938	$61,599	$164,293
Internal Grade 4-7 (Pass normal risk)	161,264	84,497	24,824	22,193	12,689	13,754	287,625	606,846
Internal Grade 8-11 (Pass high risk and watch)	110,145	74,513	33,352	11,794	6,944	5,771	308,878	551,397
Internal Grade 12 (Special mention)	—	—	—	—	—	—	1	1
Internal Grade 13 (Substandard accrual)	2,309	12,589	5,406	6,800	3,808	3,590	6,184	40,686
Internal Grade 14 (Substandard non-accrual)	2,529	15,646	35	388	413	86	3,381	22,478
Construction and land development
Internal Grade 1-3 (Pass low risk)	$19,341	$30,728	$3,119	$1,586	$233	$3,071	$439	$58,517
Internal Grade 4-7 (Pass normal risk)	323,767	125,843	25,841	11,319	1,930	2,154	27,701	518,555
Internal Grade 8-11 (Pass high risk and watch)	170,375	47,178	45,067	1,087	418	1,904	24,176	290,205
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	—	28	—	5,324	—	—	5,352
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	2	—	2
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	1,232	—	—	1,016	—	—	—	2,248
FICO greater than 720	16,171	132	—	—	—	—	—	16,303
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	1,601	—	—	—	—	—	—	1,601
1-4 family residential
FICO less than 620	$1,622	$463	$641	$3,608	$51	$25,472	$248	$32,105
FICO between 620 and 720	7,541	10,872	7,376	7,452	4,451	29,416	1,006	68,114
FICO greater than 720	782,137	125,293	53,296	31,249	15,101	51,318	2,821	1,061,215
Substandard non-accrual	—	(4)	795	277	127	17,013	—	18,208
Other (1)	95,308	9,785	5,751	3,606	828	5,930	2,580	123,788
Consumer
FICO less than 620	$1,095	$327	$394	$45	$70	$47	$373	$2,351
FICO between 620 and 720	4,421	915	845	141	429	71	1,938	8,760
FICO greater than 720	9,528	2,076	854	237	12	15	2,545	15,267
Substandard non-accrual	—	—	—	—	22	1	—	23
Other (1)	4,405	765	348	34	12	21	363	5,948

Total loans with credit quality measures	$2,719,537	$1,251,580	$674,565	$464,065	$241,191	$497,131	$808,923	$6,656,992
Commercial and industrial (mortgage warehouse lending)								$411,973
Commercial and industrial (Paycheck Protection Program loans)								$77,746
Broker-Dealer (margin loans and correspondent receivables)								$733,193
Total loans held for investment								$7,879,904

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any declines in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2021. In addition, as of December 31, 2021, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio at transition.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management revised its methodology for determining the allowance for credit losses upon the implementation of CECL. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of December 31, 2021. While the Company believes it has an appropriate allowance for the existing loan portfolio at December 31, 2021, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of December 31, 2021, the Company utilized a single macroeconomic consensus scenario published by Moody’s Analytics in December 2021 that was updated to reflect the U.S. economic outlook. This consensus economic scenario utilizes multiple economic variables in forecasting the economic outlook and is based on Moody’s Analytics’ review of a variety of surveys of baseline forecasts of the U.S. economy. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

During 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $20.2 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $76.1 million of the total provision primarily due to the identified changes in the Bank’s loan portfolio composition and credit quality and the increase in the expected lifetime credit losses under CECL attributable to the deteriorating

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The change to the reserve due to the impact of COVID-19 reflected economic uncertainty which, along with the expectation of continued higher unemployment and lower GDP, had increased the probability of default and loss given default rates used in our estimate of the lifetime expected credit losses for our loan portfolio.

During 2021, the decreases in the allowance reflected improvement in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $58.3 million. Such reversals were primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during 2021 included a provision for credit losses of $0.1 million. The change in the allowance for credit losses during 2021 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior year. The change in the allowance during 2021 was also impacted by net recoveries of $0.5 million.

Changes in the allowance for credit losses for loans held for investments, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2021	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$109,629	$—	$(50,231)	$(310)	$266	$59,354
Commercial and industrial	27,703	—	(6,128)	(2,249)	2,656	21,982
Construction and land development	6,677	—	(2,003)	—	—	4,674
1-4 family residential	3,946	—	409	(312)	546	4,589
Consumer	876	—	(222)	(357)	281	578
Broker-dealer	213	—	(38)	—	—	175
Total	$149,044	$—	$(58,213)	$(3,228)	$3,749	$91,352

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2020	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$31,595	$8,073	$73,865	$(4,517)	$613	$109,629
Commercial and industrial	17,964	3,193	22,870	(18,158)	1,834	27,703
Construction and land development	4,878	577	1,222	(2)	2	6,677
1-4 family residential	6,386	(29)	(1,717)	(748)	54	3,946
Consumer	265	748	86	(615)	392	876
Broker-dealer	48	—	165	—	—	213
Total	$61,136	$12,562	$96,491	$(24,040)	$2,895	$149,044

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2019	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$27,100	$—	$5,649	$(1,160)	$6	$31,595
Commercial and industrial	21,980	—	(921)	(5,924)	2,829	17,964
Construction and land development	6,061	—	(1,183)	—	—	4,878
1-4 family residential	3,956	—	3,276	(907)	61	6,386
Consumer	267	—	459	(498)	37	265
Broker-dealer	122	—	(74)	—	—	48
Total	$59,486	$—	$7,206	$(8,489)	$2,933	$61,136

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$8,388	$2,075	$2,366
Transition adjustment CECL accounting standard	—	3,837	—
Other noninterest expense	(2,508)	2,476	(291)
Balance, end of year	$5,880	$8,388	$2,075

As previously discussed, the Company adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses of $5.9 million as of January 1, 2020. During 2020, the increase in the reserve for unfunded commitments was primarily due to the macroeconomic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions. During 2021, the decrease in the reserve for unfunded commitments was primarily due to improvements in loan expected loss rates.

8. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2021	2020
Cash on hand	$39,981	$45,207
Clearings and collection items	52,405	82,396
Deposits at Federal Reserve Bank	2,692,088	874,998
Deposits at Federal Home Loan Bank	1,509	1,607
Deposits in FDIC-insured institutions	37,155	58,352
	$2,823,138	$1,062,560

The amounts above include interest-bearing deposits of $2.7 billion and $878.0 million at December 31, 2021 and 2020, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2021 and 2020.

9. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2021	2020
Land and premises	$122,376	$125,701
Furniture and equipment	275,171	257,810
	397,547	383,511
Less accumulated depreciation and amortization	(193,109)	(171,916)
	$204,438	$211,595

The amounts shown above include gross assets recorded under finance leases of $7.8 million and $7.8 million, with accumulated amortization of $5.4 million and $4.8 million at December 31, 2021 and 2020, respectively.

Occupancy expense was reduced by rental income of $1.7 million, $1.7 million and $2.7 million during 2021, 2020 and 2019, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of finance leases, amounted to $28.4 million, $27.9 million and $27.3 million during 2021, 2020 and 2019, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Goodwill and Other Intangible Assets

At December 31, 2021, the carrying amount of goodwill of $267.4 million was comprised of $39.6 million recorded in connection with the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”) and $227.8 million recorded in connection with the acquisition of PCC pursuant to a plan of merger whereby PCC merged with and into our wholly owned subsidiary (the “PlainsCapital Merger”).

Other intangible assets were $15.3 million and $20.4 million at December 31, 2021 and 2020, respectively.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reporting units. At October 1, 2021, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value. The Company estimated the fair values of its reporting units based on both a market and income approach using historical, normalized actual and forecasted results. Based on this evaluation, at December 31, 2021, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

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

Additionally, given the potential impacts as a result of economic uncertainties associated with the pandemic, actual results may differ materially from the Company’s current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. While certain valuation assumptions and judgments may change to account for pandemic-related circumstances, the Company does not anticipate significant changes in methodology used to determine the fair value of its goodwill, intangible assets and other long-lived assets. The Company will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment in the future.

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2021	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(44,370)	$4,560
Trademarks and trade names		20		16,500	(8,312)	8,188
Noncompete agreements		4		4,310	(4,310)	—
Customer contracts and relationships	12	-	14	15,300	(12,764)	2,536
				$85,040	$(69,756)	$15,284

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2020	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(40,997)	$7,933
Trademarks and trade names		20		16,500	(7,563)	8,937
Noncompete agreements		4		4,310	(4,310)	—
Customer contracts and relationships	12	-	14	15,300	(11,806)	3,494
				$85,040	$(64,676)	$20,364

Amortization expense related to intangible assets during 2021, 2020 and 2019 was $5.1 million, $6.3 million and $7.5 million, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The estimated aggregate future amortization expense for intangible assets at December 31, 2021 is as follows (in thousands).

2022	$3,967
2023	2,860
2024	1,826
2025	1,028
2026	959
Thereafter	4,644
$15,284

11. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$143,742	$55,504	$66,102
Additions	78,433	162,914	13,755
Sales	(142,558)	(36,750)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	30,525	(27,261)	(16,054)
Due to customer payoffs	(23,152)	(10,665)	(8,299)
Balance, end of year	$86,990	$143,742	$55,504

	December 31,
	2021	2020
Mortgage loans serviced for others (2)	$6,355,927	$14,643,623
MSR asset as a percentage of serviced mortgage loans	1.37%	0.98%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions. Included in 2021 are MSR asset fair value adjustments totaling $22.8 million, which reflects the difference between the MSR asset carrying values and the sale prices reflected in the letters of intent to sell the applicable MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2021	2020
Weighted average constant prepayment rate	10.02%	12.15%
Weighted average discount rate	14.32%	14.60%
Weighted average life (in years)	7.1	6.3

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2021	2020
Constant prepayment rate:
Impact of 10% adverse change	$(2,603)	$(5,639)
Impact of 20% adverse change	(5,315)	(11,164)
Discount rate:
Impact of 10% adverse change	(4,070)	(6,435)
Impact of 20% adverse change	(7,753)	(12,287)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

This sensitivity analysis presents the effect of hypothetical changes in key assumptions on the fair value of the MSR asset. The effect of such hypothetical changes in assumptions generally cannot be extrapolated because the relationship of the change in one key assumption to the change in the fair value of the MSR asset is not linear. In addition, in the analysis, the impact of an adverse change in one key assumption is calculated independent of any impact on other assumptions. In reality, changes in one assumption may change another assumption.

Contractually specified servicing fees, late fees and ancillary fees earned of $57.7 million, $35.4 million and $25.3 million during 2021, 2020 and 2019, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

12. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2021	2020
Noninterest-bearing demand	$4,577,183	$3,612,384
Interest-bearing:
Demand accounts	3,270,522	2,399,341
Brokered - demand	114,393	282,426
Money market	3,433,341	2,716,878
Brokered - money market	98,614	124,243
Savings	345,795	276,327
Time	962,752	1,506,435
Brokered - time	15,477	324,285
	$12,818,077	$11,242,319

At December 31, 2021, remaining maturities of uninsured time deposits greater than $250,000 were $443.3 million. Scheduled maturities of all time deposits at December 31, 2021 are as follows (in thousands).

2022	$840,771
2023	78,265
2024	29,631
2025	11,381
2026 and thereafter	18,181
$978,229

13. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2021	2020
Federal funds purchased	$171,925	$180,325
Securities sold under agreements to repurchase	191,547	237,856
Federal Home Loan Bank	—	—
Short-term bank loans	142,000	—
Commercial paper	353,972	277,617
	$859,444	$695,798

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature one to ninety days from the transaction date, on demand, or on some other short-term basis. The Bank and the Hilltop Broker-Dealers execute transactions to sell securities under agreements to repurchase with both customers and other broker-dealers. Securities involved in these transactions are held by the Bank, the Hilltop Broker-Dealers or a third-party dealer.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2021	2020	2019
Average balance during the year	$363,964	$509,577	$605,858
Average interest rate during the year	0.34%	0.89%	2.48%
Maximum month-end balance during the year	$427,553	$714,507	$693,750

	December 31,
	2021	2020
Average interest rate at end of year	0.31%	0.25%
Securities underlying the agreements at end of year:
Carrying value	$191,483	$237,913
Estimated fair value	$205,734	$262,554

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2021, the Bank had available collateral of $4.2 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2021	2020	2019
Average balance during the year	$—	$38,634	$329,356
Average interest rate during the year	—%	1.63%	2.16%
Maximum month-end balance during the year	$—	$150,000	$700,000

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the short-term bank loan borrowings at December 31, 2021 and 2020 was 1.25% and 0.00%, respectively.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of December 31, 2021, the weighted average maturity of the CP Notes was 141 days at a rate of 0.99%, with a weighted average remaining life of 66 days. At December 31, 2021, the amount outstanding under these secured arrangements was $354.0 million, which was collateralized by securities held for firm accounts valued at $384.7 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2021	2020
Senior Notes due April 2025, net of discount of $886 and $1,063, respectively	$149,114	$148,937
Subordinated Notes due May 2030, net of discount of $704 and $793, respectively	49,296	49,207
Subordinated Notes due May 2035, net of discount of $2,220 and $2,392, respectively	147,780	147,608
Ventures Management lines of credit	41,714	36,235
	$387,904	$381,987

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

Ventures Management Lines of Credit

At December 31, 2021, Ventures Management’s ABAs had combined available lines of credit totaling $145.0 million, $55.0 million of which was with a single unaffiliated bank and $90.0 million of which was with the Bank. At December 31, 2021, Ventures Management had outstanding borrowings of $60.4 million, $18.7 million of which was with the Bank with stated interest rates of the greater of a calculated index rate on mortgage notes or 3.13% to 3.75%. The weighted average interest rate of these lines of credit at December 31, 2021 was 3.32%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid.

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2021 are as follows (in thousands).

2022	$41,714
2023	—
2024	—
2025	150,000
2026	—
Thereafter	200,000
$391,714

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Leases

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

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	December 31,	December 31,
	2021	2020
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(5,358)	(4,768)
Premises and equipment, net	$2,422	$3,012

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

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$38,862	$41,903	$44,331
Less operating lease and sublease income	(1,719)	(1,676)	(2,657)
Net operating lease cost	$37,143	$40,227	$41,674

Finance lease cost:
Amortization of ROU assets	$590	$590	$590
Interest on lease liabilities	522	561	596
Total finance lease cost	$1,112	$1,151	$1,186

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,239	$31,850	$37,527
Operating cash flows from finance leases	522	561	587
Financing cash flows from finance leases	689	636	603
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$41,615	$11,723	$27,055
Finance leases	—	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	December 31, 2021		December 31, 2020
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.9	3.89%	5.5	4.67%
Finance	4.8	4.84%	5.6	4.81%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Future minimum lease payments, under lease agreements as of December 31, 2021, are presented below (in thousands).

	Operating Leases	Finance Leases
2022	$26,608	$1,241
2023	30,466	1,280
2024	22,245	1,163
2025	16,141	886
2026	13,056	813
Thereafter	38,511	598
Total minimum lease payments	147,027	5,981
Less amount representing interest	(16,067)	(1,811)
Lease liabilities	$130,960	$4,170

As of December 31, 2021, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.7 million. These operating leases commenced in January 2022 with four year lease terms.

16. Junior Subordinated Debentures and Trust Preferred Securities

PCC had four statutory Trusts created for the sole purpose of issuing and selling preferred securities and common securities, using the resulting proceeds to acquire junior subordinated debentures issued by PCC (the “Debentures”). Accordingly, the Debentures were the sole assets of the Trusts, and payments under the Debentures were the sole revenue of the Trusts. All of the common securities are owned by PCC; however, PCC is not the primary beneficiary of the Trusts. Accordingly, the Trusts are not included in the Company’s consolidated financial statements.

As previously noted, following receipt of regulatory approval, during June, July and August 2021, PCC submitted to the trustee of each of the Trusts notices to redeem in full outstanding Debentures of $67.0 million issued by PCC, which resulted in the full redemption to the holders of the associated preferred securities and common securities during 2021.

The Debentures had an original stated term of 30 years with original maturities ranging from July 2031 to February 2038. The Debentures were callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At December 31, 2021, PCC had no remaining borrowings associated with the Debentures. The redemptions noted above were funded from available cash balances held at PCC.

17. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$103,396	$97,338	$58,562
State	21,657	19,150	9,215
	125,053	116,488	67,777
Deferred:
Federal	$(4,454)	$13,325	$(2,690)
State	(2,623)	3,258	(1,373)
	(7,077)	16,583	(4,063)
	$117,976	$133,071	$63,714

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The income tax provision differs from the amount that would be computed by applying the statutory federal income tax rate to income before income taxes as a result of the following (in thousands). The applicable corporate federal income tax rates were 21% for all periods presented.

	Year Ended December 31,
	2021	2020	2019
Computed tax at federal statutory rate	$105,855	$118,629	$59,392
Tax effect of:
Nondeductible expenses	4,057	2,304	2,681
State income taxes	15,037	17,702	6,195
Tax-exempt income, net	(2,347)	(1,706)	(1,727)
Minority interest	(2,436)	(4,587)	(1,614)
Other	(2,190)	729	(1,213)
	$117,976	$133,071	$63,714

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2021	2020
Deferred tax assets:
Net operating and built-in loss carryforward	$3,599	$5,736
Purchase accounting adjustment - loans	8,299	11,814
Allowance for credit losses	21,784	35,542
Compensation and benefits	26,443	22,513
Legal and other reserves	9,146	7,097
Foreclosed property	1,182	1,913
Operating lease liabilities	32,830	29,348
Other	6,168	9,717
	109,451	123,680
Deferred tax liabilities:
Premises and equipment	20,066	20,076
Intangible assets	3,325	4,518
Derivatives	6,034	17,688
Loan servicing	21,279	34,868
Operating lease ROU assets	28,469	24,755
Other	123	8,015
	79,296	109,920
Net deferred tax asset	$30,155	$13,760

The Company’s effective tax rate was 23.4%, 23.6% and 22.5% during 2021, 2020 and 2019, respectively. The effective tax rates for 2021, 2020 and 2019 approximated statutory rates and included the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

At December 31, 2021, the Company had no net operating loss carryforwards for federal income tax purposes. At December 31, 2021, the Company had a recognized built-in loss (“RBIL”) carryover of $13.7 million from the ownership change resulting from the acquisition of SWS Group, Inc. (“SWS Merger”). These RBILs that were recognized during a five year recognition period before January 1, 2020 are subject to an annual Section 382 limitation. The RBILs are expected to be fully realized prior to any expiration.

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2021 or 2020.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. At December 31, 2021 and 2020, the total amount of gross unrecognized tax benefits was $4.9 million and $3.8 million, respectively,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

of which $3.8 million and $3.0 million, respectively, if recognized, would favorably impact the Company’s effective tax rate.

The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$3,778	$2,808	$3,056
Increases related to tax positions taken during a prior year	603	327	317
Decreases related to tax positions taken during a prior year	—	—	(423)
Increases related to tax positions taken during the current year	1,249	1,017	288
Decreases related to expiration of the statute of limitations	(761)	(374)	(430)
Balance, end of year	$4,869	$3,778	$2,808

Specific positions that may be resolved include issues involving apportionment and tax credits. At December 31, 2021, the unrecognized tax benefit is a component of taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax examinations in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2018. The Company is open for various state tax examinations for tax years 2017 and later.

18. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for these matching contributions totaled $18.5 million, $17.7 million and $15.5 million during 2021, 2020 and 2019, respectively.

In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. Employee Stock Purchase Plan (the “ESPP”) to provide a means for eligible employees of the Company to purchase shares of Hilltop common stock at a discounted price by accumulating funds, normally through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. Participating employees may purchase shares of common stock at 90% of the fair market value on the last day of each quarterly offering period. The initial offering period commenced on January 1, 2021. The amount charged to operating expense related to participant discount totaled $0.8 million during 2021.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability associated with separate retention agreements originally entered into between Hilltop and two executive officers. At both December 31, 2021 and 2020, the recorded liability, including interest, was $2.6 million and related to a single executive officer.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2021 and 2020, the carrying value of the policies included in other assets was $27.4 million and $26.8 million, respectively. During each of 2021, 2020 and 2019, the Bank recorded income of $0.5 million, $0.5 million and $1.0 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

Deferred Compensation Plan

As a result of the SWS Merger, the Company assumed a deferred compensation plan (the “SWS Plan”) that allows former SWS eligible officers and employees to defer a portion of their bonus compensation and commissions. The SWS Plan matched 15% of the deferrals made by participants up to a predetermined limit through matching contributions that

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

vest ratably over four years. Pursuant to the terms of the SWS Plan, the trustee periodically purchased the former SWS common stock in the open market. As a result of the SWS Merger, the former SWS common shares were converted into Hilltop common stock based on the terms of the merger agreement. No further contributions can be made to this plan.

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2021 and 2020. Investments in Hilltop common stock, which are carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, at December 31, 2021 and 2020.

19. Related Party Transactions

Jeremy B. Ford, a director and the President and Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P., which owned 19.9% of the outstanding Hilltop common stock at December 31, 2021.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $0.6 million at December 31, 2021 and 2020. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2021, there were no principal additions and payments were de minimis.

At December 31, 2021 and 2020, the Bank held deposits of related parties of $320.3 million and $154.1 million, respectively.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $3.8 million at December 31, 2021.

The Bank purchased loans from a company for which a related party served as a director, president and chief executive officer. At December 31, 2021 and 2020, the outstanding balance of the purchased loans was $0.3 million and $0.5 million, respectively. The loans were purchased with recourse in the ordinary course of business and the related party had no direct financial interest in the transaction.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Hilltop and the Bank entered into leases for a significant portion of the total rentable corporate office space in Hilltop Plaza which serves as the headquarters for both companies. Affiliates of Mr. Gerald J. Ford also entered into leases for office space in the building. The two separate 129-month office and retail leases of Hilltop and the Bank, respectively, have combined total base rent of approximately $35 million with the first nine months of rent abated. The accounting commencement date of both leases was determined to be June 20, 2019, the date the building was delivered in order for tenant improvement work to commence. The combined operating lease liability, net of lease incentives, recognized during 2019 as a result of the commencement of these leases was $18.9 million. During 2018, the office and retail leases were considered under the build-to-suit provisions of ASC 840, and the Company was determined to be the accounting owner of the project as its affiliate, HTH Project LLC, has an equity investment in the project. At December 31, 2018, the $27.8 million of costs incurred to date were included within premises and equipment and other liabilities, respectively, in the consolidated balance sheets. The Company reassessed its accounting ownership of the Hilltop Plaza assets under construction as of January 1, 2019, under the build-to-suit provisions of the newly adopted ASC 842, Leases and concluded it was not the accounting owner. As such, the assets and liabilities of the project were derecognized on January 1, 2019, with the $1.4 million offset representing deferred expenses recognized on the date through December 31, 2018, recorded as an increase to retained earnings.

All intercompany transactions associated with the Hilltop Plaza investment and the related transactions discussed above are eliminated in consolidation.

20. Commitments and Contingencies

During 2021, the Bank acted as agent on behalf of certain correspondent banks in the purchase and sale of federal funds. At December 31, 2021, the Bank did not have any federal funds sold acting as an agent, while there was an aggregate of $2.5 million at December 31, 2020.

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

At December 31, 2021 and 2020, the mortgage origination segment’s indemnification liability reserve totaled $27.4 million and $21.5 million, respectively. The provision for indemnification losses was $10.0 million, $11.2 million, and $3.1 million during 2021, 2020, and 2019, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$30,085	$32,144	$33,784
Claims made	26,290	17,429	20,054
Claims resolved with no payment	(11,690)	(7,778)	(14,154)
Repurchases	(11,934)	(11,588)	(6,170)
Indemnification payments	(1,344)	(122)	(1,370)
Balance, end of year	$31,407	$30,085	$32,144

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$21,531	$11,776	$10,701
Additions for new sales	10,966	9,991	3,116
Repurchases	(3,559)	(768)	(495)
Early payment defaults	(189)	(624)	(380)
Indemnification payments	(366)	(39)	(352)
Change in reserves for loans sold in prior years	(959)	1,195	(814)
Balance, end of year	$27,424	$21,531	$11,776

	December 31,
	2021	2020
Reserve for Indemnification Liability:
Specific claims	$345	$961
Incurred but not reported claims	27,079	20,570
Total	$27,424	$21,531

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

Other Contingencies

As discussed in Note 18 to the consolidated financial statements, effective upon completion of the PlainsCapital Merger, Hilltop entered into separate retention agreements with certain executive officers. As of December 31, 2021, a single retention agreement remains, with an initial term of two years (with automatic one-year renewals at the end of the first year and each anniversary thereof). This retention agreement provides for severance pay benefits if the executive officer’s employment is terminated without “cause”.

In addition to this retention agreement, Hilltop and its subsidiaries maintain employment contracts with certain officers that provide for benefits in the event of a “change in control” as defined in these agreements.

21. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at December 31, 2021 and outstanding financial and performance standby letters of credit of $96.3 million at December 31, 2021.

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

22. Stock-Based Compensation

Since 2012, the Company has issued stock-based incentive awards pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”). In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan serves as successor to the 2012 Plan. The 2012 Plan and the 2020 Plan are referred to collectively as “the Equity Plans.” The Equity Plans provide for the grant of nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Shares available for grant under the 2012 Plan that were reserved but not issued as of the effective date of the 2020 Plan were added to the reserves of the 2020 Plan. No additional awards may be made under the 2012 Plan, but the 2012 Plan remains in effect as to outstanding awards. Outstanding awards under the Equity Plans continue to be subject to the terms and conditions of the respective Plans. The number of shares authorized for issuance pursuant to awards under the 2020 Plan is 3,650,000 plus any shares that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2012 Plan as of April 30, 2020. At December 31, 2021, 2,900,286 shares of common stock remained available for issuance pursuant to awards granted under the 2020 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the Equity Plans was $17.5 million, $14.6 million and $11.8 million during 2021, 2020 and 2019, respectively.

During 2021, 2020 and 2019, Hilltop granted 17,330, 31,222 and 26,659 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

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

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2018	1,270	$22.44
Granted	719	$20.02
Vested/Released	(496)	$18.17
Forfeited	(56)	$24.12
Balance, December 31, 2019	1,437	$22.64
Granted	777	$21.79
Vested/Released	(350)	$26.83
Forfeited	(31)	$22.38
Balance, December 31, 2020	1,833	$21.48
Granted	532	$32.93
Vested/Released	(475)	$27.63
Forfeited	(21)	$23.29
Balance, December 31, 2021	1,869	$23.16

Vested/Released RSUs include an aggregate of 238,414 shares withheld to satisfy employee statutory tax obligations during 2021, 2020 and 2019.

During 2021, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 471,505 RSUs pursuant to the Equity Plans. At December 31, 2021, 316,492 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 150,668 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2021, in the aggregate, 1,504,910 of the RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 364,149 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2021, unrecognized compensation expense related to outstanding RSUs of $20.2 million is expected to be recognized over a weighted average period of 1.24 years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Regulatory Matters

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2021 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	December 31, 2021		December 31, 2020		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,469,695	10.20%	$1,385,842	10.44%	4.0%	5.0%
Hilltop	2,262,356	12.58%	2,111,580	12.64%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,469,695	16.00%	1,385,842	14.40%	7.0%	6.5%
Hilltop	2,262,356	21.22%	2,046,580	18.97%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,469,695	16.00%	1,385,842	14.40%	8.5%	8.0%
Hilltop	2,262,356	21.22%	2,111,580	19.57%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,540,100	16.77%	1,470,364	15.27%	10.5%	10.0%
Hilltop	2,532,008	23.75%	2,409,684	22.34%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2021		December 31, 2020
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,721,780	$2,522,668	$1,654,249	$2,323,939
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	10,219	10,219	(17,763)	(17,763)
CECL transition adjustment	7,864	8,792	22,905	23,842
Deduct:
Goodwill and other disallowed intangible assets	(270,168)	(279,323)	(273,330)	(283,187)
Other	—	—	(219)	(251)
Common equity Tier 1 capital (as defined)	1,469,695	2,262,356	1,385,842	2,046,580
Add: Tier 1 capital
Trust preferred securities	—	—	—	65,000
Deduct:
Additional Tier 1 capital deductions	—	—	—	—
Tier 1 capital (as defined)	1,469,695	2,262,356	1,385,842	2,111,580
Add: Allowable Tier 2 capital
Allowance for credit losses, including unfunded commitments	91,177	91,352	120,334	134,853
Capital instruments	—	200,000	—	200,000
Deduct:
Additional Tier 2 capital deductions	(20,772)	(21,700)	(35,812)	(36,749)
Total capital (as defined)	$1,540,100	$2,532,008	$1,470,364	$2,409,684

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

At December 31, 2021, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$201,734	$3,781
Less: required net capital	11,620	255
Excess net capital	$190,114	$3,526

Net capital as a percentage of aggregate debit items	34.7%
Net capital in excess of 5% aggregate debit items	$172,684

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At December 31, 2021 and 2020, the Hilltop Broker-Dealers held cash of $221.7 million and $290.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2021.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of December 31, 2021, PrimeLending and its subsidiaries net worth and liquidity exceeded the amounts required by HUD and GNMA, as applicable.

24. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2021, $257.2 million of its earnings was available for dividend declaration without prior regulatory approval.

Dividends

During 2021, 2020 and 2019, the Company declared and paid cash dividends of $0.48, $0.36 and $0.32 per common share, or $39.0 million, $32.5 million and $29.6 million, respectively.

On January 27, 2022, the Company announced that its board of directors declared a quarterly cash dividend of $0.15 per common share, payable on February 28, 2022, to all common stockholders of record as of the close of business on February 15, 2022.

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

In January 2020, the Hilltop board of directors authorized a new stock repurchase program through January 2021, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. As previously announced on April 30, 2020, in light of the uncertain outlook for 2020 due to the COVID-19 pandemic, Hilltop’s board of directors suspended its stock repurchase program. During 2020, prior to its suspension, the Company paid $15.2

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

million to repurchase an aggregate of 720,901 shares of common stock at an average price of $21.13 per share associated with the stock repurchase program.

In January 2021, the Hilltop board of directors authorized a new stock repurchase program through January 2022, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock. In July 2021, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program by $75.0 million to $150.0 million. Then, in October 2021, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program by $50.0 million to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2021, the Company paid $123.6 million to repurchase an aggregate of 3,632,482 shares of common stock at an average price of $34.01 per share.

In January 2022, the Hilltop board of directors authorized a new stock repurchase program through January 2023, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

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

25. Other Noninterest Income and Expense

The following table shows the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2021	2020	2019
Other noninterest income:
Net gains from Hilltop Broker-Dealer structured product and derivative activities	$48,816	$81,111	$129,571
Net gain from trading securities portfolio	26,353	121,983	20,521
Service charges on depositor accounts	18,081	14,845	15,170
Trust fees	10,998	9,804	10,255
Other	23,786	15,862	10,833
	$128,034	$243,605	$186,350
Other noninterest expense:
Software and information technology	$68,105	$56,872	$50,751
Mortgage origination and servicing	35,421	27,808	19,892
Brokerage commissions and fees	25,826	24,113	20,039
Unreimbursed loan closing costs	20,458	21,696	16,784
Business development	11,998	10,190	12,940
Travel, meals and entertainment	7,646	4,804	12,160
Amortization of intangible assets	5,081	6,301	7,567
Funding fees	4,768	4,461	5,393
Office supplies	3,469	3,953	4,809
Other	42,519	64,560	43,051
	$225,291	$224,758	$193,386

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

26. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. Additionally, the Bank manages variability of cash flows associated with its variable rate debt in interest-related cash outflows with interest rate swap contracts. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and Eurodollar futures. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps and U.S. Treasury bond futures and options, to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses various derivative instruments, including U.S. Treasury bond futures and options, Eurodollar futures, credit default swaps and municipal market data, or MMD, rate locks, to hedge changes in the fair value of its securities.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 4 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. These changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 11 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. Changes in the fair value of derivatives are presented in the following table (in thousands).

	Year Ended December 31,
	2021	2020	2019
Increase (decrease) in fair value of derivatives during year:
PrimeLending	$(22,170)	$33,714	$8,550
Hilltop Broker-Dealers	(19,884)	3,969	(3,085)
Bank	43	(7)	(148)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Derivative positions are presented in the following table (in thousands).

	December 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$1,283,152	$25,489	$2,470,013	$76,048
Commitments to purchase MBSs	1,575,264	(674)	2,478,041	22,311
Commitments to sell MBSs	3,314,173	(355)	6,141,079	(40,621)
Interest rate swaps	68,413	(1,949)	43,786	(2,196)
U.S. Treasury bond futures and options (1)	247,800	—	225,400	—
Eurodollar and other futures (1)	2,061,800	—	—	—
Credit default swaps	7,000	(15)	—	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$190,000	$603	$105,000	$(3,112)
Interest rate swaps designated as fair value hedges (2)	221,232	3,207	60,618	(130)
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.
(2)	The Company designated $221.2 million and $60.6 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $218.0 million and $60.7 million as of December 31, 2021 and 2020, respectively), of which, a subset of these hedges are in last-of-layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $3.2 million and $0.1 million as of December 31, 2021 and 2020, respectively.

PrimeLending had advanced cash collateral totaling $3.7 million and $26.1 million to offset net liability positions on its commitments to sell MBSs at December 31, 2021 and 2020, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $4.2 million and $2.7 million on various derivative instruments at December 31, 2021 and 2020, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

27. Balance Sheet Offsetting

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2021
Securities borrowed:
Institutional counterparties	$1,518,372	$—	$1,518,372	$(1,445,590)	$—	$72,782

Reverse repurchase agreements:
Institutional counterparties	118,262	—	118,262	(118,262)	—	—

Forward MBS derivatives:
Institutional counterparties	2,955	(1,773)	1,182	(744)	—	438
	$1,639,589	$(1,773)	$1,637,816	$(1,564,596)	$—	$73,220
December 31, 2020
Securities borrowed:
Institutional counterparties	$1,338,855	$—	$1,338,855	$(1,273,955)	$—	$64,900

Reverse repurchase agreements:
Institutional counterparties	80,319	—	80,319	(79,925)	—	394

Forward MBS derivatives:
Institutional counterparties	22,311	—	22,311	(22,311)	—	—
	$1,441,485	$—	$1,441,485	$(1,376,191)	$—	$65,294

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2021
Securities loaned:
Institutional counterparties	$1,432,196	$—	$1,432,196	$(1,359,850)	$—	$72,346

Interest rate swaps:
Institutional counterparties	1,949	—	1,949	(1,919)	—	30

Credit default swaps:
Institutional counterparties	15	—	15	(15)	—	—

Repurchase agreements:
Institutional counterparties	191,483	—	191,483	(205,734)	—	(14,251)

Forward MBS derivatives:
Institutional counterparties	2,211	—	2,211	(2,211)	—	—
	$1,627,854	$—	$1,627,854	$(1,569,729)	$—	$58,125
December 31, 2020
Securities loaned:
Institutional counterparties	$1,245,066	$—	$1,245,066	$(1,179,090)	$—	$65,976

Interest rate swaps:
Institutional counterparties	2,196	—	2,196	(2,123)	—	73

Repurchase agreements:
Institutional counterparties	237,856	—	237,856	(237,856)	—	—

Forward MBS derivatives:
Institutional counterparties	40,741	(120)	40,621	(12,670)	—	27,951
	$1,525,859	$(120)	$1,525,739	$(1,431,739)	$—	$94,000

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2021 and 2020.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2021	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	93,651	—	86,357	11,475	191,483

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,432,083	—	—	—	1,432,083
Total	$1,525,847	$—	$86,357	$11,475	$1,623,679

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,623,679
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2020	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$110,831	$—	$127,025	$—	$237,856

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,244,953	—	—	—	1,244,953
Total	$1,355,897	$—	$127,025	$—	$1,482,922

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,482,922
Amount related to agreements not included in offsetting disclosure above					$—

28. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2021	2020
Receivables:
Securities borrowed	$1,518,372	$1,338,855
Securities failed to deliver	5,664	58,244
Trades in process of settlement	144,773	—
Other	4,137	7,628
	$1,672,946	$1,404,727
Payables:
Securities loaned	$1,432,196	$1,245,066
Correspondents	20,571	33,547
Securities failed to receive	18,808	61,589
Trades in process of settlement	—	21,765
Other	5,725	6,406
	$1,477,300	$1,368,373

29. Segment and Related Information

Following the sale of NLC on June 30, 2020, the Company has two primary business units within continuing operations, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under GAAP, the Company’s continuing operations business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. These segments reflect the manner in which operations are managed and the criteria used by the chief operating decision maker, the Company’s President and Chief Executive Officer, to evaluate segment performance, develop strategy and allocate resources.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The banking segment includes the operations of the Bank. The broker-dealer segment includes the operations of Securities Holdings, and the mortgage origination segment is composed of PrimeLending.

As discussed in Note 3 to the consolidated financial statements, during the first quarter of 2020, management had determined that the insurance segment met the criteria to be presented as discontinued operations. On June 30, 2020, Hilltop completed the sale of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results have been presented as discontinued operations in the consolidated financial statements. There was no income from discontinued operations before taxes during 2021, while income from discontinued operations before taxes was $38.9 million and $17.6 million during 2020 and 2019, respectively.

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

			Mortgage		All Other and	Continuing
Year Ended December 31, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$406,524	$43,296	$(20,400)	$(17,239)	$10,801	$422,982
Provision for (reversal of) credit losses	(58,175)	(38)	—	—	—	(58,213)
Noninterest income	45,113	381,125	986,990	9,133	(12,086)	1,410,275
Noninterest expense	226,915	380,798	731,056	50,507	(1,878)	1,387,398
Income (loss) from continuing operations before taxes	$282,897	$43,661	$235,534	$(58,613)	$593	$504,072

			Mortgage		All Other and	Continuing
Year Ended December 31, 2020	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$390,871	$39,912	$(10,489)	$(14,192)	$18,064	$424,166
Provision for (reversal of) credit losses	96,326	165	—	—	—	96,491
Noninterest income	41,376	491,355	1,172,450	3,945	(18,646)	1,690,480
Noninterest expense	232,447	415,463	753,917	53,040	(1,064)	1,453,803
Income (loss) from continuing operations before taxes	$103,474	$115,639	$408,044	$(63,287)	$482	$564,352

			Mortgage		All Other and	Continuing
Year Ended December 31, 2019	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$379,258	$51,308	$(6,273)	$(5,541)	$20,227	$438,979
Provision for (reversal of) credit losses	7,280	(74)	—	—	—	7,206
Noninterest income	41,753	404,411	634,992	2,104	(20,443)	1,062,817
Noninterest expense	231,524	366,031	563,998	50,968	(632)	1,211,889
Income (loss) from continuing operations before taxes	$182,207	$89,762	$64,721	$(54,405)	$416	$282,701

			Mortgage		All Other and	Continuing
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
December 31, 2021
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$14,944,249	$3,673,346	$2,207,822	$2,940,670	$(5,077,007)	$18,689,080

December 31, 2020
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,338,930	$3,196,346	$3,285,005	$2,823,374	$(5,699,391)	$16,944,264

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

30. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2021	2020	2019
Basic earnings per share:
Income from continuing operations	$374,495	$409,440	$211,301
Income from discontinued operations	—	38,396	13,990
Income attributable to Hilltop	$374,495	$447,836	$225,291

Weighted average shares outstanding - basic	80,708	89,280	92,345

Basic earnings per common share:
Income from continuing operations	$4.64	$4.59	$2.29
Income from discontinued operations	—	0.43	0.15
	$4.64	$5.02	$2.44
Diluted earnings per share:
Income from continuing operations	$374,495	$409,440	$211,301
Income from discontinued operations	—	38,396	13,990
Income attributable to Hilltop	$374,495	$447,836	$225,291

Weighted average shares outstanding - basic	80,708	89,280	92,345
Effect of potentially dilutive securities	465	24	49
Weighted average shares outstanding - diluted	81,173	89,304	92,394

Diluted earnings per common share:
Income from continuing operations	$4.61	$4.58	$2.29
Income from discontinued operations	—	0.43	0.15
	$4.61	$5.01	$2.44

31. Financial Statements of Parent

The following tables present the condensed combined financial statements of the Company’s bank holding company entities, Hilltop and PCC. The tables also include the corporate activities associated with Hilltop Opportunity Partners LLC and the Hilltop Plaza Entities (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Combined Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
Dividends from bank subsidiaries	$295,000	$249,771	$143,000
Dividends from nonbank subsidiaries	81,675	56,150	36,950
Investment income	4,322	4,102	5,933
Interest expense	21,561	18,294	11,474
Other income	9,070	45,887	2,221
General and administrative expense	50,507	58,130	50,968
Income before income taxes and equity in undistributed earnings of subsidiaries activity	317,999	279,486	125,662
Income tax benefit	(14,065)	(13,897)	(12,706)
Equity in undistributed earnings of subsidiaries	54,032	176,294	94,609
Net income	$386,096	$469,677	$232,977
Other comprehensive income (loss), net	(27,982)	6,344	20,046
Comprehensive income	$358,114	$476,021	$253,023

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Combined Balance Sheets

	December 31,
	2021	2020	2019
Assets:
Cash and cash equivalents	$531,260	$478,826	$116,471
Investment in subsidiaries:
Bank subsidiaries	1,721,780	1,654,249	1,523,549
Nonbank subsidiaries	409,835	453,847	533,844
Other assets	277,795	236,452	219,740
Total assets	$2,940,670	$2,823,374	$2,393,604
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$25,762	$64,635	$53,418
Notes payable	369,618	412,764	215,780
Stockholders’ equity	2,545,290	2,345,975	2,124,406
Total liabilities and stockholders’ equity	$2,940,670	$2,823,374	$2,393,604

Condensed Combined Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$386,096	$469,677	$232,977
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(54,032)	(176,294)	(94,609)
Net realized gains on equity investments	(926)	—	—
Net realized gains on disposal of discontinued operations	—	(41,901)	—
Deferred income taxes	(3,049)	4,432	(123)
Other, net	14,725	37,465	44,943
Net cash provided by operating activities	342,814	293,379	183,188

Investing Activities:
Advancement to nonbank subsidiaries	(75,000)	—	—
Repayment of advances to/investments in nonbank subsidiaries	5,762	—	—
Purchases of equity investments	—	(29,365)	—
Purchases of premises and equipment and other	(2,154)	(12,547)	(17,302)
Proceeds from sales of equity investments	12,292	—	—
Proceeds from sale of discontinued operations	—	154,963	—
Net cash provided by (used in) investing activities	(59,100)	113,051	(17,302)

Financing Activities:
Payments to repurchase common stock	(123,631)	(208,664)	(73,385)
Proceeds from issuance of notes payable	—	196,657	—
Payments on junior subordinated debentures	(67,012)	—	—
Dividends paid on common stock	(38,978)	(32,524)	(29,627)
Net cash contributed from (to) noncontrolling interest	(909)	825	100
Other, net	(750)	(369)	(908)
Net cash used in financing activities	(231,280)	(44,075)	(103,820)

Net change in cash and cash equivalents	52,434	362,355	62,066
Cash and cash equivalents, beginning of year	478,826	116,471	54,405
Cash and cash equivalents, end of year	$531,260	$478,826	$116,471

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

32. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2021
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$123,054	$125,178	$134,818	$146,923	$529,973
Interest expense	18,760	20,088	26,902	41,241	106,991
Net interest income	104,294	105,090	107,916	105,682	422,982
Provision for (reversal of) credit losses	(18,565)	(5,819)	(28,720)	(5,109)	(58,213)
Noninterest income	284,846	367,945	339,899	417,585	1,410,275
Noninterest expense	322,194	355,174	343,368	366,662	1,387,398
Income from continuing operations before income taxes	85,511	123,680	133,167	161,714	504,072
Income tax expense	20,715	28,257	31,234	37,770	117,976
Income from continuing operations	64,796	95,423	101,933	123,944	386,096
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	64,796	95,423	101,933	123,944	386,096
Less: Net income attributable to noncontrolling interest	2,612	2,517	2,873	3,599	11,601
Income attributable to Hilltop	$62,184	$92,906	$99,060	$120,345	$374,495

Earnings per common share:
Basic:
Earnings from continuing operations	$0.79	$1.16	$1.21	$1.46	$4.64
Earnings from discontinued operations	—	—	—	—	—
	$0.79	$1.16	$1.21	$1.46	$4.64
Diluted:
Earnings from continuing operations	$0.78	$1.15	$1.21	$1.46	$4.61
Earnings from discontinued operations	—	—	—	—	—
	$0.78	$1.15	$1.21	$1.46	$4.61

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.48

	Year Ended December 31, 2020
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$136,861	$129,828	$134,931	$144,875	$546,495
Interest expense	29,489	27,928	30,373	34,539	122,329
Net interest income	107,372	101,900	104,558	110,336	424,166
Provision for (reversal of) credit losses	(3,482)	(602)	66,026	34,549	96,491
Noninterest income	447,931	502,711	468,125	271,713	1,690,480
Noninterest expense	402,348	399,345	370,209	281,901	1,453,803
Income from continuing operations before income taxes	156,437	205,868	136,448	65,599	564,352
Income tax expense	39,295	46,820	31,808	15,148	133,071
Income from continuing operations	117,142	159,048	104,640	50,451	431,281
Income from discontinued operations, net of income taxes	3,734	736	30,775	3,151	38,396
Net income	120,876	159,784	135,415	53,602	469,677
Less: Net income attributable to noncontrolling interest	4,431	6,505	6,939	3,966	21,841
Income attributable to Hilltop	$116,445	$153,279	$128,476	$49,636	$447,836

Earnings per common share:
Basic:
Earnings from continuing operations	$1.31	$1.69	$1.08	$0.51	$4.59
Earnings from discontinued operations	0.04	0.01	0.34	0.04	0.43
	$1.35	$1.70	$1.42	$0.55	$5.02
Diluted:
Earnings from continuing operations	$1.30	$1.69	$1.08	$0.51	$4.58
Earnings from discontinued operations	0.05	0.01	0.34	0.04	0.43
	$1.35	$1.70	$1.42	$0.55	$5.01

Cash dividends declared per common share	$0.09	$0.09	$0.09	$0.09	$0.36