Form 10-Q
period 2022-03-31
Hilltop Holdings Inc.
filed 2022-04-25
CIK 1265131

HOW

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant's common stock outstanding at April 22, 2022 was 79,439,118.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$2,886,812	$2,823,138
Federal funds sold	383	385
Assets segregated for regulatory purposes	128,408	221,740
Securities purchased under agreements to resell	256,991	118,262
Securities:
Trading, at fair value	471,763	647,998
Available for sale, at fair value, net (amortized cost of $1,526,614 and $2,148,635, respectively)	1,462,340	2,130,568
Held to maturity, at amortized cost, net (fair value of $949,034 and $276,296, respectively)	953,107	267,684
Equity, at fair value	225	250
	2,887,435	3,046,500

Loans held for sale	1,643,994	1,878,190
Loans held for investment, net of unearned income	7,797,903	7,879,904
Allowance for credit losses	(91,185)	(91,352)
Loans held for investment, net	7,706,718	7,788,552

Broker-dealer and clearing organization receivables	1,610,352	1,672,946
Premises and equipment, net	198,906	204,438
Operating lease right-of-use assets	108,180	112,328
Mortgage servicing rights	100,475	86,990
Other assets	546,622	452,880
Goodwill	267,447	267,447
Other intangible assets, net	14,233	15,284
Total assets	$18,356,956	$18,689,080

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$4,694,592	$4,577,183
Interest-bearing	7,972,110	8,240,894
Total deposits	12,666,702	12,818,077

Broker-dealer and clearing organization payables	1,397,836	1,477,300
Short-term borrowings	835,054	859,444
Securities sold, not yet purchased, at fair value	97,629	96,586
Notes payable	395,479	387,904
Operating lease liabilities	125,919	130,960
Other liabilities	347,742	369,606
Total liabilities	15,866,361	16,139,877
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 79,438,610 and 78,964,978 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	794	790
Additional paid-in capital	1,275,649	1,274,446
Accumulated other comprehensive income (loss)	(80,565)	(10,219)
Retained earnings	1,267,415	1,257,014
Deferred compensation employee stock trust, net	744	752
Employee stock trust (5,234 and 5,749 shares, at cost, at March 31, 2022 and December 31, 2021, respectively)	(104)	(115)
Total Hilltop stockholders' equity	2,463,933	2,522,668
Noncontrolling interests	26,662	26,535
Total stockholders' equity	2,490,595	2,549,203
Total liabilities and stockholders' equity	$18,356,956	$18,689,080

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans, including fees	$90,408	$104,277
Securities borrowed	8,817	28,972
Securities:
Taxable	15,581	10,251
Tax-exempt	2,419	2,102
Other	2,312	1,321
Total interest income	119,537	146,923

Interest expense:
Deposits	4,193	7,741
Securities loaned	7,472	25,486
Short-term borrowings	2,045	2,013
Notes payable	4,437	4,797
Junior subordinated debentures	—	562
Other	1,399	642
Total interest expense	19,546	41,241

Net interest income	99,991	105,682
Provision for (reversal of) credit losses	115	(5,109)
Net interest income after provision for (reversal of) credit losses	99,876	110,791

Noninterest income:
Net gains from sale of loans and other mortgage production income	110,894	267,080
Mortgage loan origination fees	32,062	43,155
Securities commissions and fees	37,146	38,314
Investment and securities advisory fees and commissions	29,705	27,695
Other	6,621	41,341
Total noninterest income	216,428	417,585

Noninterest expense:
Employees' compensation and benefits	200,019	270,353
Occupancy and equipment, net	24,766	24,429
Professional services	10,063	13,585
Other	51,502	58,295
Total noninterest expense	286,350	366,662

Income before income taxes	29,954	161,714
Income tax expense	5,815	37,770
Net income	24,139	123,944
Less: Net income attributable to noncontrolling interest	1,889	3,599
Income attributable to Hilltop	$22,250	$120,345

Earnings per common share:
Basic	$0.28	$1.46
Diluted	$0.28	$1.46

Weighted average share information:
Basic	79,114	82,169
Diluted	79,356	82,657

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$24,139	$123,944
Other comprehensive income (loss):
Change in fair value of cash flow and fair value hedges, net of tax of $2,103 and $505, respectively	21,877	6,035
Net unrealized gains (losses) on securities available for sale, net of tax of $(10,677) and $(5,974), respectively	(35,543)	(20,241)
Reclassification adjustment for gains (losses) included in net income, net of tax of $3 and $(21), respectively	10	(71)
Adjustment for unrealized losses on securities transferred from available-for sale to held-to-maturity, net of tax $(17,033) and $0, respectively	(56,690)	—
Comprehensive income (loss)	(46,207)	109,667
Less: comprehensive income attributable to noncontrolling interest	1,889	3,599

Comprehensive income (loss) applicable to Hilltop	$(48,096)	$106,068

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	120,345	—	—	—	120,345	3,599	123,944
Other comprehensive loss	—	—	—	(14,277)	—	—	—	—	(14,277)	—	(14,277)
Stock-based compensation expense	—	—	4,594	—	—	—	—	—	4,594	—	4,594
Common stock issued to board members	4	—	147	—	—	—	—	—	147	—	147
Issuance of common stock related to share-based awards, net	222	2	(748)	—	—	—	—	—	(746)	—	(746)
Repurchases of common stock	(150)	(1)	(2,404)	—	(2,545)	—	—	—	(4,950)	—	(4,950)
Dividends on common stock ($0.12 per share)	—	—	—	—	(9,865)	—	—	—	(9,865)	—	(9,865)
Deferred compensation plan	—	—	—	—	—	(19)	(1)	17	(2)	—	(2)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,477)	(3,477)
Balance, March 31, 2021	82,261	$823	$1,319,518	$3,486	$1,094,727	$752	6	$(121)	$2,419,185	$26,830	$2,446,015

Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	22,250	—	—	—	22,250	1,889	24,139
Other comprehensive loss	—	—	—	(70,346)	—	—	—	—	(70,346)	—	(70,346)
Stock-based compensation expense	—	—	5,114	—	—	—	—	—	5,114	—	5,114
Common stock issued to board members	5	—	152	—	—	—	—	—	152	—	152
Issuance of common stock related to share-based awards, net	469	4	(4,063)	—	—	—	—	—	(4,059)	—	(4,059)
Dividends on common stock ($0.15 per share)	—	—	—	—	(11,849)	—	—	—	(11,849)	—	(11,849)
Deferred compensation plan	—	—	—	—	—	(8)	(1)	11	3	—	3
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,762)	(1,762)
Balance, March 31, 2022	79,439	$794	$1,275,649	$(80,565)	$1,267,415	$744	5	$(104)	$2,463,933	$26,662	$2,490,595

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$24,139	$123,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	115	(5,109)
Depreciation, amortization and accretion, net	7,709	5,930
Deferred income taxes	2,664	1,424
Other, net	5,231	5,775
Net change in securities purchased under agreements to resell	(138,729)	(26,023)
Net change in trading securities	176,235	165,543
Net change in broker-dealer and clearing organization receivables	289,274	(275,257)
Net change in other assets	(53,745)	(97,606)
Net change in broker-dealer and clearing organization payables	(129,753)	171,709
Net change in other liabilities	(20,854)	(13,289)
Net change in securities sold, not yet purchased	1,043	17,266
Proceeds from sale of mortgage servicing rights asset	1,876	52,783
Change in valuation of mortgage servicing rights asset	(8,060)	(16,865)
Net gains from sales of loans	(110,894)	(267,080)
Loans originated for sale	(3,968,559)	(6,960,572)
Proceeds from loans sold	4,310,942	7,431,243
Net cash provided by operating activities	388,634	313,816
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	22,851	11,707
Proceeds from sales, maturities and principal reductions of securities available for sale	94,687	249,628
Purchases of securities available for sale	(256,887)	(531,701)
Net change in loans held for investment	(142,451)	(29,151)
Purchases of premises and equipment and other assets	(1,380)	(8,341)
Proceeds from sales of premises and equipment and other real estate owned	843	867
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(143)	(35)
Net cash used in investing activities	(282,480)	(307,026)
Financing Activities
Net change in deposits	(101,086)	496,605
Net change in short-term borrowings	(24,334)	(18,834)
Proceeds from notes payable	200,416	239,020
Payments on notes payable and junior subordinated debentures	(192,955)	(219,401)
Payments to repurchase common stock	—	(4,950)
Dividends paid on common stock	(11,849)	(9,865)
Net cash distributed to noncontrolling interest	(1,762)	(3,477)
Other, net	(4,244)	(913)
Net cash provided by (used in) financing activities	(135,814)	478,185

Net change in cash, cash equivalents and restricted cash	(29,660)	484,975
Cash, cash equivalents and restricted cash, beginning of period	3,045,263	1,353,303
Cash, cash equivalents and restricted cash, end of period	$3,015,603	$1,838,278

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$2,886,812	$1,564,489
Federal funds sold	383	396
Assets segregated for regulatory purposes	128,408	273,393
Total cash, cash equivalents and restricted cash	$3,015,603	$1,838,278
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$14,862	$37,095
Cash paid for income taxes, net of refunds	$1,322	$1,622
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$53	$461
Additions to mortgage services rights	$7,301	$34,301
Carrying amount of AFS securities transferred to HTM, net of $73,722 unrealized loss	$708,701	$—

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

The Company, headquartered in Dallas, Texas, provides its products and services through two primary business units, PlainsCapital Corporation (“PCC”) and Hilltop Securities Holdings LLC (“Securities Holdings”). PCC is a financial holding company that provides, through its subsidiaries, traditional banking, wealth and investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

As a result of the spread of the novel coronavirus (“COVID-19”) pandemic and its additional variants, economic uncertainties have contributed to significant volatility in the global economy, as well as banking and other financial activity in the areas in which the Company operates. The effects of COVID-19 have had, and may continue to have, an adverse effect on the financial markets and overall economic conditions on an unprecedented scale. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. COVID-19 presents uncertainty which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

PCC also owned 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which were not included in the consolidated financial statements under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) because the primary beneficiaries of the Trusts are not within the consolidated group. Following receipt of regulatory approval, during June, July and August 2021, PCC submitted to the trustees of each of the Trusts notices to redeem in full outstanding junior subordinated debentures of $67.0 million issued by PCC, which resulted in the full redemption to the holders of the associated preferred securities and common securities during the third quarter of 2021. For further details, see Note 16 to the consolidated financial statements included in the Company’s 2021 Form 10-K.

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

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 19 to the consolidated financial statements included in the Company’s 2021 Form 10-K and are collectively referred to as the “Hilltop Plaza Entities.”

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

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2021 Form 10-K.

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2022

In March 2022, the FASB issued ASU 2022-01 to expand and clarify the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. ASU 2022-01 amends the guidance in ASU 2017-12 that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment further improves the last-of-layer (renamed the “portfolio layer”) concepts to expand to nonprepayable financial assets and allows more flexibility in the derivative structures used to hedge the interest rate risk. For entities that have already adopted ASU 2017-12 this update is available for immediate adoption. As permitted within

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

the amendment, the Company elected to early adopt the provisions as of April 1, 2022 on a prospective basis. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In March 2022, FASB issued ASU 2022-02 to eliminate the recognition and measurement guidance on troubled debt restructurings for creditors, and require enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The amendments are effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition. Early adoption of certain or all of the amendments is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2022 and December 31, 2021, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.54 billion and $1.78 billion, respectively, and the unpaid principal balance of those loans was $1.53 billion and $1.73 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2022	Inputs	Inputs	Inputs	Fair Value
Trading securities	$6,973	$464,790	$—	$471,763
Available for sale securities	—	1,462,340	—	1,462,340
Equity securities	225	—	—	225
Loans held for sale	—	1,490,589	45,977	1,536,566
Loans held for investment	—	—	9,611	9,611
Derivative assets	—	108,449	—	108,449
MSR asset	—	—	100,475	100,475
Securities sold, not yet purchased	54,337	43,292	—	97,629
Derivative liabilities	—	39,360	—	39,360

	Level 1	Level 2	Level 3	Total
December 31, 2021	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,628	$639,370	$—	$647,998
Available for sale securities	—	2,130,568	—	2,130,568
Equity securities	250	—	—	250
Loans held for sale	—	1,734,875	47,716	1,782,591
Derivative assets	—	48,122	—	48,122
MSR asset	—	—	86,990	86,990
Securities sold, not yet purchased	45,973	50,613	—	96,586
Derivative liabilities	—	21,816	—	21,816

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2022
Loans held for sale	$47,716	$6,986	$(12,658)	$4,744	$(811)	$—	$45,977
Loans held for investment	—	9,611	—	—	—	—	9,611
MSR asset	86,990	7,301	(1,876)	—	8,060	—	100,475
Total	$134,706	$23,898	$(14,534)	$4,744	$7,249	$—	$156,063

Three months ended March 31, 2021
Loans held for sale	$71,816	$12,494	$(7,239)	$741	$(537)	$—	$77,275
MSR asset	143,742	34,301	(52,783)	—	16,865	—	142,125
Total	$215,558	$46,795	$(60,022)	$741	$16,328	$—	$219,400

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2022.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For material Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	March 31, 2022				December 31, 2021
Loans held for sale	Market comparable	Projected price	93	-	94%	(94%)	94	-	95%	(95%)

MSR asset	Discounted cash flows	Constant prepayment rate			8.47%				10.02%
		Discount rate			14.36%				14.32%

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

The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment and discount rates, the most significant unobservable inputs, are discussed further in Note 7 to the consolidated financial statements. The decrease in the prepayment rate used to value the MSR asset at March 31, 2022, compared to December 31, 2021, reflects the effect of increased mortgage rates reducing consumer refinancing activity.

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

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(50,855)	$—	$(50,855)	$(67,956)	$—	$(67,956)
Loans held for investments	—	—	—	—	—	—
MSR asset	8,060	—	8,060	16,865	—	16,865

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been no changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 4 to the consolidated financial statements included in the Company’s 2021 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2022	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,887,195	$2,887,195	$—	$—	$2,887,195
Assets segregated for regulatory purposes	128,408	128,408	—	—	128,408
Securities purchased under agreements to resell	256,991	—	256,991	—	256,991
Held to maturity securities	953,107	—	949,034	—	949,034
Loans held for sale	107,428	—	107,428	—	107,428
Loans held for investment, net	7,697,107	—	506,513	7,224,947	7,731,460
Broker-dealer and clearing organization receivables	1,610,352	—	1,610,352	—	1,610,352
Other assets	71,616	—	69,909	1,707	71,616

Financial liabilities:
Deposits	12,666,702	—	12,659,980	—	12,659,980
Broker-dealer and clearing organization payables	1,397,836	—	1,397,836	—	1,397,836
Short-term borrowings	835,054	—	835,054	—	835,054
Debt	395,479	—	395,479	—	395,479
Other liabilities	8,688	—	8,688	—	8,688

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2021	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,823,523	$2,823,523	$—	$—	$2,823,523
Assets segregated for regulatory purposes	221,740	221,740	—	—	221,740
Securities purchased under agreements to resell	118,262	—	118,262	—	118,262
Held to maturity securities	267,684	—	276,296	—	276,296
Loans held for sale	95,599	—	95,599	—	95,599
Loans held for investment, net	7,788,552	—	733,193	7,266,732	7,999,925
Broker-dealer and clearing organization receivables	1,672,946	—	1,672,946	—	1,672,946
Other assets	73,041	—	71,290	1,751	73,041

Financial liabilities:
Deposits	12,818,077	—	12,821,138	—	12,821,138
Broker-dealer and clearing organization payables	1,477,300	—	1,477,300	—	1,477,300
Short-term borrowings	859,444	—	859,444	—	859,444
Debt	387,904	—	387,904	—	387,904
Other liabilities	3,944	—	3,944	—	3,944

The Company held equity investments other than securities of $64.3 million and $54.0 million at March 31, 2022 and December 31, 2021, respectively, which are included within other assets in the consolidated balance sheets. Of the $64.3 million of such equity investments held at March 31, 2022, $28.0 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$16,817	$22,844
Additional investments	11,000	—
Upward adjustments	214	121
Impairments and downward adjustments	(45)	(60)
Balance, end of period	$27,986	$22,905

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2022	2021
U.S. Treasury securities	$2,048	$3,728
U.S. government agencies:
Bonds	17,504	3,410
Residential mortgage-backed securities	88,066	152,093
Collateralized mortgage obligations	134,670	126,389
Corporate debt securities	79,605	60,671
States and political subdivisions	130,903	285,376
Private-label securitized product	13,724	11,377
Other	5,243	4,954
Totals	$471,763	$647,998

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $97.6 million and $96.6 million at March 31, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$24,916	$—	$(446)	$24,470
U.S. government agencies:
Bonds	42,751	515	(397)	42,869
Residential mortgage-backed securities	511,749	1,338	(20,788)	492,299
Commercial mortgage-backed securities	166,003	74	(16,098)	149,979
Collateralized mortgage obligations	739,554	261	(27,231)	712,584
States and political subdivisions	41,641	404	(1,906)	40,139
Totals	$1,526,614	$2,592	$(66,866)	$1,462,340

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$14,937	$—	$(75)	$14,862
U.S. government agencies:
Bonds	43,448	838	(153)	44,133
Residential mortgage-backed securities	900,084	7,979	(9,617)	898,446
Commercial mortgage-backed securities	219,460	367	(9,128)	210,699
Collateralized mortgage obligations	926,783	2,547	(12,464)	916,866
States and political subdivisions	43,923	1,839	(200)	45,562
Totals	$2,148,635	$13,570	$(31,637)	$2,130,568

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2022	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$325,023	$9	$(50)	$324,982
Commercial mortgage-backed securities	207,145	268	(898)	206,515
Collateralized mortgage obligations	353,954	1	(1,147)	352,808
States and political subdivisions	66,985	307	(2,563)	64,729
Totals	$953,107	$585	$(4,658)	$949,034

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$9,892	$400	$—	$10,292
Commercial mortgage-backed securities	145,742	5,311	—	151,053
Collateralized mortgage obligations	43,990	476	—	44,466
States and political subdivisions	68,060	2,428	(3)	70,485
Totals	$267,684	$8,615	$(3)	$276,296

Additionally, the Company had unrealized net gains of $0.2 million at both March 31, 2022 and December 31, 2021 from equity securities with fair values of $0.2 million held at both March 31, 2022 and December 31, 2021. The Company recognized nominal net losses and gains during the three months ended March 31, 2022 and 2021, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2022 and 2021, net losses and gains recognized from equity securities sold were nominal.

The Company transferred certain agency-issued securities from the available-for-sale to held-to-maturity portfolio on March 31, 2022 having a book value of approximately $782 million and a market value of approximately $708 million. As of the date of transfer, the related pre-tax net unrecognized losses of approximately $74 million within the accumulated other comprehensive loss balance are being amortized over the remaining term of the securities using the effective interest method. This transfer was completed after careful consideration of the Company’s intent and ability to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2022			December 31, 2021
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	3	$24,470	$446	2	$14,862	$75
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	24,470	446	2	14,862	75
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	2	9,664	335	2	9,904	94
Unrealized loss for twelve months or longer	1	6,116	62	1	6,184	59
	3	15,780	397	3	16,088	153
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	72	454,914	15,871	52	548,392	6,915
Unrealized loss for twelve months or longer	24	195,127	4,917	17	104,378	2,702
	96	650,041	20,788	69	652,770	9,617
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	7	87,051	9,222	5	65,636	1,776
Unrealized loss for twelve months or longer	5	50,908	6,876	14	138,619	7,352
	12	137,959	16,098	19	204,255	9,128
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	106	762,632	25,447	72	618,464	11,316
Unrealized loss for twelve months or longer	13	76,562	1,784	10	62,647	1,148
	119	839,194	27,231	82	681,111	12,464
States and political subdivisions:
Unrealized loss for less than twelve months	28	15,072	1,304	14	5,576	200
Unrealized loss for twelve months or longer	6	2,124	602	—	—	—
	34	17,196	1,906	14	5,576	200
Total available for sale:
Unrealized loss for less than twelve months	218	1,353,803	52,625	147	1,262,834	20,376
Unrealized loss for twelve months or longer	49	330,837	14,241	42	311,828	11,261
	267	$1,684,640	$66,866	189	$1,574,662	$31,637

	March 31, 2022			December 31, 2021
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	3	$5,318	$50	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	5,318	50	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	15	88,404	898	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	15	88,404	898	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	18	38,027	1,147	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	18	38,027	1,147	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	104	38,828	2,524	2	558	1
Unrealized loss for twelve months or longer	1	228	39	1	266	2
	105	39,056	2,563	3	824	3
Total held to maturity:
Unrealized loss for less than twelve months	140	170,577	4,619	2	558	1
Unrealized loss for twelve months or longer	1	228	39	1	266	2
	141	$170,805	$4,658	3	$824	$3

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2022 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$21,653	$21,538	$275	$275
Due after one year through five years	36,299	35,934	897	898
Due after five years through ten years	17,304	17,539	16,014	15,865
Due after ten years	34,052	32,467	49,799	47,691
	109,308	107,478	66,985	64,729

Residential mortgage-backed securities	511,749	492,299	325,023	324,982
Collateralized mortgage obligations	739,554	712,584	353,954	352,808
Commercial mortgage-backed securities	166,003	149,979	207,145	206,515
	$1,526,614	$1,462,340	$953,107	$949,034

The Company recognized net losses of $11.5 million and net gains of $8.7 million from its trading portfolio during the three months ended March 31, 2022 and 2021, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $6.7 million and $44.1 million during the three months ended March 31, 2022 and 2021, respectively. The Company had nominal other realized gains on securities during the three months ended March 31, 2022 and $0.1 million in other realized losses on securities during the three months ended March 31, 2021. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $868.3 million and $809.9 million (with a fair value of $839.6 million and $817.7 million, respectively) at March 31, 2022 and December 31, 2021, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at March 31, 2022 and December 31, 2021.

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

5. Loans Held for Investment

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2022	2021
Commercial real estate	$3,105,734	$3,042,729
Commercial and industrial (1)	1,820,476	1,875,420
Construction and land development	942,929	892,783
1-4 family residential	1,394,334	1,303,430
Consumer	27,917	32,349
Broker-dealer (2)	506,513	733,193
	7,797,903	7,879,904
Allowance for credit losses	(91,185)	(91,352)
Total loans held for investment, net of allowance	$7,706,718	$7,788,552
(1)	Included loans totaling $37.7 million and $77.7 million at March 31, 2022 and December 31, 2021, respectively, funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	March 31, 2022			December 31, 2021			Interest Income Recognized
	With	With No		With	With No		Three Months Ended March 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2022	2021
Commercial real estate:
Non-owner occupied	$408	$868	$1,276	$413	$1,853	$2,266	$97	$74
Owner occupied	3,036	1,841	4,877	3,058	1,277	4,335	83	90
Commercial and industrial	13,140	5,346	18,486	16,536	5,942	22,478	188	143
Construction and land development	1	—	1	2	—	2	7	15
1-4 family residential	1,072	15,784	16,856	902	17,306	18,208	421	924
Consumer	21	—	21	23	—	23	—	—
Broker-dealer	—	—	—	—	—	—	—	—
	$17,678	$23,839	$41,517	$20,934	$26,378	$47,312	$796	$1,246

At March 31, 2022 and December 31, 2021, $1.9 million and $2.9 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis decreased from December 31, 2021 to March 31, 2022, by $5.8 million. The change in nonaccrual loans was primarily due to decreases in commercial and industrial loans of $4.0 million, 1-4 family residential loans of $1.4 million, and commercial real estate non-owner occupied loans of $1.0 million, partially offset by an increase in real estate owner occupied loans of $0.5 million. The respective decreases in commercial and industrial loans and commercial real estate non-owner occupied loans in non-accrual status since December 31, 2021 were primarily due to principal paydowns associated with four relationships.

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

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extended certain relief provisions from the CARES Act to January 1, 2022. The Bank’s COVID-19 payment deferral programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan.

During the three months ended March 31, 2022 there was one TDR granted with a balance at date of extension of $0.6 million and a balance at March 31, 2022 of $0.6 million, while there were no TDRs granted during the three months ended March 31, 2021 that do not qualify for the CARES Act exemption. The Bank had no unadvanced commitments to borrowers whose loans had been restructured in TDRs at March 31, 2022 and nominal commitments to such borrowers at December 31, 2021. There were no TDRs granted during the twelve months preceding March 31, 2022 and 2021 for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total Past	Current	Total	Past Due
March 31, 2022	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$—	$—	$199	$199	$1,812,273	$1,812,472	$—
Owner occupied	672	113	2,265	3,050	1,290,212	1,293,262	—
Commercial and industrial	4,495	67	12,274	16,836	1,803,640	1,820,476	—
Construction and land development	—	—	—	—	942,929	942,929	—
1-4 family residential	7,355	956	5,269	13,580	1,380,754	1,394,334	100
Consumer	122	97	20	239	27,678	27,917	—
Broker-dealer	—	—	—	—	506,513	506,513	—
	$12,644	$1,233	$20,027	$33,904	$7,763,999	$7,797,903	$100

							Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total Past	Current	Total	Past Due
December 31, 2021	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$117	$—	$1,173	$1,290	$1,728,409	$1,729,699	$—
Owner occupied	590	688	2,273	3,551	1,309,479	1,313,030	—
Commercial and industrial	1,059	277	13,640	14,976	1,860,444	1,875,420	1
Construction and land development	946	—	—	946	891,837	892,783	—
1-4 family residential	7,642	2,738	4,842	15,222	1,288,208	1,303,430	100
Consumer	123	22	22	167	32,182	32,349	—
Broker-dealer	—	—	—	—	733,193	733,193	—
	$10,477	$3,725	$21,950	$36,152	$7,843,752	$7,879,904	$101

In addition to the loans shown in the tables above, PrimeLending had $87.4 million and $60.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $88.3 million and $61.7 million, respectively) that were 90 days past due and accruing interest at March 31, 2022 and December 31, 2021, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of March 31, 2022, PrimeLending had $37.4 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, and (iv) general economic conditions in state and local markets. The Company defines classified loans as loans with a risk rating of substandard, doubtful or loss. There have been no changes to the risk rating internal grades utilized for commercial loans as described in detail in Note 6 to the consolidated financial statements in the Company’s 2021 Form 10-K.

The following table presents loans held for investment grouped by asset class and credit quality indicator, segregated by year of origination or renewal (in thousands).

	Amortized Cost Basis by Origination Year
						2017 and
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$46,615	$21,875	$15,853	$4,698	$8,920	$11,687	$—	$109,648
Internal Grade 4-7 (Pass normal risk)	95,564	315,087	171,618	99,716	48,529	73,652	43,970	848,136
Internal Grade 8-11 (Pass high risk and watch)	61,069	218,841	174,513	111,858	79,166	121,205	1,357	768,009
Internal Grade 12 (Special mention)	—	—	—	3,093	—	—	—	3,093
Internal Grade 13 (Substandard accrual)	14,671	23,918	4,148	15,352	9,159	15,062	—	82,310
Internal Grade 14 (Substandard non-accrual)	—	407	—	—	—	869	—	1,276
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$10,579	$107,384	$58,612	$14,701	$24,999	$66,334	$4,902	$287,511
Internal Grade 4-7 (Pass normal risk)	40,171	196,366	98,866	95,547	81,919	82,779	17,853	613,501
Internal Grade 8-11 (Pass high risk and watch)	24,342	83,691	101,623	37,621	69,770	36,185	880	354,112
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	579	8,939	1,940	6,788	15,015	—	33,261
Internal Grade 14 (Substandard non-accrual)	634	1,535	—	(4)	340	2,372	—	4,877
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$11,989	$39,228	$23,278	$26,431	$5,590	$9,029	$105,205	$220,750
Internal Grade 4-7 (Pass normal risk)	68,770	125,092	76,928	21,534	18,220	20,850	315,926	647,320
Internal Grade 8-11 (Pass high risk and watch)	28,620	98,569	66,526	24,775	9,771	8,719	273,923	510,903
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	2,454	11,835	4,552	5,405	7,210	7,202	38,658
Internal Grade 14 (Substandard non-accrual)	184	3,228	14,239	15	348	472	—	18,486
Construction and land development
Internal Grade 1-3 (Pass low risk)	$6,065	$11,647	$36,455	$3,120	$1,550	$3,223	$1	$62,061
Internal Grade 4-7 (Pass normal risk)	78,010	301,661	100,930	14,959	3,033	3,556	37,517	539,666
Internal Grade 8-11 (Pass high risk and watch)	70,820	171,810	30,082	5,002	749	1,690	34,941	315,094
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	1,369	—	27	—	5,299	—	6,695
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	1	—	1
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	179	1,322	—	—	1,004	—	—	2,505
FICO greater than 720	5,387	9,105	56	—	—	—	—	14,548
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	1,516	843	—	—	—	—	—	2,359
1-4 family residential
FICO less than 620	$—	$548	$458	$608	$3,585	$24,556	$240	$29,995
FICO between 620 and 720	8,914	15,083	9,742	6,563	7,038	30,351	2,746	80,437
FICO greater than 720	85,058	800,097	116,004	49,919	29,163	59,967	3,598	1,143,806
Substandard non-accrual	—	—	(5)	791	271	15,799	—	16,856
Other (1)	17,246	81,074	8,941	5,675	3,468	6,447	389	123,240
Consumer
FICO less than 620	$150	$956	$285	$352	$34	$113	$360	$2,250
FICO between 620 and 720	1,859	2,648	797	679	91	471	1,961	8,506
FICO greater than 720	2,742	2,675	1,799	645	163	14	3,042	11,080
Substandard non-accrual	—	—	—	—	—	21	—	21
Other (1)	1,960	2,926	568	293	27	28	258	6,060

Total loans with credit quality measures	$683,114	$2,642,018	$1,133,090	$550,462	$419,100	$622,976	$856,271	$6,907,031
Commercial and industrial (mortgage warehouse lending)								$337,097
Commercial and industrial (Paycheck Protection Program loans)								$37,651
Commercial and industrial (loans accounted for at fair value)								$9,611
Broker-Dealer (margin loans and correspondent receivables)								$506,513
Total loans held for investment								$7,797,903

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2022. In addition, as of March 31, 2022, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio at transition.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of March 31, 2022. While the Company believes it has an appropriate allowance for the existing loan portfolio at March 31, 2022, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2021 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of March 31, 2022, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in March 2022 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects the economy to continue to grow in 2022 as the military conflict between Russia and Ukraine resolves itself in the baseline scenario, except inflation continues to trend higher than expectation as supply-chain issues and tight labor market conditions persist during the reasonable and supportable period. Federal Reserve monetary policy raises interest rates faster and higher than the baseline scenario where the federal funds rate increases to 1.4% by the end of 2022 and 3.1% by the end of 2023. Other significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

The COVID-19 pandemic has adversely impacted financial markets and overall economic conditions, and may continue to have implications on borrowers across our lending portfolios. Significant judgment is required to estimate the severity and duration of the current economic uncertainties, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts are rapidly changing and remain highly uncertain.

During the three months ended March 31, 2021, the allowance was primarily comprised of a net reversal of credit losses on expected losses of collectively evaluated loans of $6.5 million primarily due to improvements in the macroeconomic forecast assumptions from the prior quarter, partially offset by slower prepayment assumptions on certain commercial real estate and construction and land portfolios, as well as an increase in the provision for credit losses on individually evaluated loans of $1.4 million primarily related to changes in risk rating grades and updated realizable values. The change in the allowance for credit losses during the three months ended March 31, 2021 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan growth, loan mix, and changes in qualitative

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

factors from the prior quarter. The change in the allowance during the three months ended March 31, 2021 was also impacted by net recoveries of $0.6 million.

During the three months ended March 31, 2022, the increase in the allowance reflected a slower U.S. economic outlook since the prior quarter, significantly offset by decreases in specific reserves and positive risk rating grade migration. The net impact to the allowance of changes associated with individually evaluated loans during the three months ended March 31, 2022 included a provision for credit losses of $0.3 million, while collectively evaluated loans included a reversal of credit losses of $0.2 million. The changes in the allowance for credit losses during the current period were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended March 31, 2022 were also impacted by net charge-offs of $0.3 million.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$59,354	$975	$—	$32	$60,361
Commercial and industrial	21,982	(1,550)	(1,209)	907	20,130
Construction and land development	4,674	841	—	—	5,515
1-4 family residential	4,589	(247)	(15)	13	4,340
Consumer	578	(69)	(113)	103	499
Broker-dealer	175	165	—	—	340
Total	$91,352	$115	$(1,337)	$1,055	$91,185

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2021	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$109,629	$(5,517)	$—	$14	$104,126
Commercial and industrial	27,703	556	(179)	433	28,513
Construction and land development	6,677	572	—	—	7,249
1-4 family residential	3,946	(857)	(110)	409	3,388
Consumer	876	71	(79)	76	944
Broker-dealer	213	66	—	—	279
Total	$149,044	$(5,109)	$(368)	$932	$144,499

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$5,880	$8,388
Other noninterest expense	607	419
Balance, end of period	$6,487	$8,807

During the three months ended March 31, 2021, the increase in the reserve for unfunded commitments was primarily due to increases in available commitment balances, while during the three months ended March 31, 2022, the increase in the reserve for unfunded commitments was primarily due to increases in both loan expected loss rates and available commitment balances.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$86,990	$143,742
Additions	7,301	34,301
Sales	(1,876)	(52,783)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	10,856	24,137
Due to customer payoffs	(2,796)	(7,272)
Balance, end of period	$100,475	$142,125

	March 31,	December 31,
	2022	2021
Mortgage loans serviced for others (2)	$6,432,236	$6,355,927
MSR asset as a percentage of serviced mortgage loans	1.56%	1.37%
(1)	Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions. Included in the three months ended March 31, 2021 are MSR asset fair value adjustments totaling $9.7 million, which reflect the difference between the MSR carrying value and the sales price reflected in the letter of intent to sell the applicable MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2022	2021
Weighted average constant prepayment rate	8.47%	10.02%
Weighted average discount rate	14.36%	14.32%
Weighted average life (in years)	7.8	7.1

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2022	2021
Constant prepayment rate:
Impact of 10% adverse change	$(1,047)	$(2,603)
Impact of 20% adverse change	(2,289)	(5,315)
Discount rate:
Impact of 10% adverse change	(5,025)	(4,070)
Impact of 20% adverse change	(9,556)	(7,753)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $8.5 million and $16.2 million during the three months ended March 31, 2022 and 2021, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2022	2021
Noninterest-bearing demand	$4,694,592	$4,577,183
Interest-bearing:
Demand accounts	3,198,506	3,270,522
Brokered - demand	101,058	114,393
Money market	3,277,619	3,433,341
Brokered - money market	103,998	98,614
Savings	356,036	345,795
Time	919,416	962,752
Brokered - time	15,477	15,477
	$12,666,702	$12,818,077

At March 31, 2022, remaining maturities of uninsured time deposits greater than $250,000 were $416.3 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2022	2021
Federal funds purchased	$286,550	$171,925
Securities sold under agreements to repurchase	168,445	191,547
Federal Home Loan Bank	—	—
Short-term bank loans	25,500	142,000
Commercial paper	354,559	353,972
	$835,054	$859,444

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

	Three Months Ended March 31,
	2022	2021
Average balance during the period	$429,000	$367,313
Average interest rate during the period	0.34%	0.36%

	March 31,	December 31,
	2022	2021
Average interest rate at end of period	0.38%	0.31%
Securities underlying the agreements at end of period:
Carrying value	$268,423	$191,483
Estimated fair value	$281,993	$205,734

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. The Company had no FHLB short-term borrowings during the three months ended March 31, 2022 and 2021.

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2022 was 1.50%.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of March 31, 2022, the weighted average maturity of the CP Notes was 143 days at a rate of 1.17%, with a weighted average remaining life of 77 days. At March 31, 2022, the aggregate amount outstanding under these secured arrangements was $354.6 million, which was collateralized by securities held for firm accounts valued at $381.4 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2022	2021
Senior Notes due April 2025, net of discount of $840 and $886, respectively	$149,160	$149,114
Subordinated Notes due May 2030, net of discount of $681 and $704, respectively	49,319	49,296
Subordinated Notes due May 2035, net of discount of $2,175 and $2,220, respectively	147,825	147,780
Ventures Management lines of credit	49,175	41,714
	$395,479	$387,904

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	March 31,	December 31,
	2022	2021
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(5,505)	(5,358)
Premises and equipment, net	$2,275	$2,422

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$9,606	$9,718
Less operating lease and sublease income	(569)	(339)
Net operating lease cost	$9,037	$9,379

Finance lease cost:
Amortization of ROU assets	$147	$147
Interest on lease liabilities	124	134
Total finance lease cost	$271	$281

Supplemental cash flow information related to leases is as follows (in thousands).

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,767	$9,240
Operating cash flows from finance leases	125	134
Financing cash flows from finance leases	184	167
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,276	$6,334
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	March 31, 2022		December 31, 2021
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.8	3.83%	5.9	3.89%
Finance	4.6	4.85%	4.8	4.84%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Future minimum lease payments under lease agreements as of March 31, 2022, are presented below (in thousands).

	Operating Leases	Finance Leases
2022	$17,946	$932
2023	31,250	1,280
2024	22,980	1,163
2025	16,648	886
2026	13,487	813
Thereafter	38,805	598
Total minimum lease payments	141,116	5,672
Less amount representing interest	(15,197)	(1,687)
Lease liabilities	$125,919	$3,985

As of March 31, 2022, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.9 million. These operating leases commenced in April 2022 with lease terms ranging from three to five years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 19.4% and 23.4% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was lower than the applicable statutory rate primarily due to the discrete impact of restricted stock vesting during the quarter.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At March 31, 2022 and December 31, 2021, the mortgage origination segment’s indemnification liability reserve totaled $27.3 million and $27.4 million, respectively. The provision for indemnification losses was $0.5 million and $3.0 million during the three months ended March 31, 2022 and 2021, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$31,407	$30,085
Claims made	9,842	5,112
Claims resolved with no payment	(4,521)	(2,914)
Repurchases	(6,457)	(1,811)
Indemnification payments	—	(335)
Balance, end of period	$30,271	$30,137

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$27,424	$21,531
Additions for new sales	753	3,007
Repurchases	(565)	(124)
Early payment defaults	(71)	(12)
Indemnification payments	—	(141)
Change in reserves for loans sold in prior years	(291)	—
Balance, end of period	$27,250	$24,261

	March 31,	December 31,
	2022	2021
Reserve for Indemnification Liability:
Specific claims	$550	$345
Incurred but not reported claims	26,700	27,079
Total	$27,250	$27,424

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.3 billion at March 31, 2022 and outstanding financial and performance standby letters of credit of $106.2 million at March 31, 2022.

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

During the three months ended March 31, 2022 and 2021, Hilltop granted 5,064 and 4,181 shares of common stock, respectively, pursuant to the 2020 Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the three months ended March 31, 2022 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2021	1,869	$23.16
Granted	527	$33.49
Vested/Released	(598)	$19.12
Forfeited	(1)	$26.51
Balance, March 31, 2022	1,797	$27.53

Vested/Released RSUs include an aggregate of 129,704 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2022.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2022, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 453,814 RSUs pursuant to the 2020 Equity Plans. Of the RSUs granted during the three months ended March 31, 2022, 318,256 that were outstanding at March 31, 2022, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the three months ended March 31, 2022, 135,558 that were outstanding at March 31, 2022, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At March 31, 2022, in the aggregate, 1,388,022 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 408,458 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2022, unrecognized compensation expense related to outstanding RSUs of $32.3 million is expected to be recognized over a weighted average period of 1.69 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of March 31, 2022 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	March 31, 2022		December 31, 2021		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,445,107	9.74%	$1,469,695	10.20%	4.0%	5.0%
Hilltop	2,274,879	12.46%	2,262,356	12.58%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,445,107	15.37%	1,469,695	16.00%	7.0%	6.5%
Hilltop	2,274,879	21.27%	2,262,356	21.22%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,445,107	15.37%	1,469,695	16.00%	8.5%	8.0%
Hilltop	2,274,879	21.27%	2,262,356	21.22%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,521,598	16.18%	1,540,100	16.77%	10.5%	10.0%
Hilltop	2,550,742	23.85%	2,532,008	23.75%	10.5%	N/A

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

At March 31, 2022, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$203,920	$4,370
Less: required net capital	10,335	250
Excess net capital	$193,585	$4,120

Net capital as a percentage of aggregate debit items	39.5%
Net capital in excess of 5% aggregate debit items	$178,083

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At March 31, 2022 and December 31, 2021, the Hilltop Broker-Dealers held cash of $128.4 million and $221.7 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2022 or December 31, 2021.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of March 31, 2022, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the three months ended March 31, 2022 and 2021, the Company declared and paid cash dividends of $0.15 and $0.12 per common share, or an aggregate of $11.8 million and $9.9 million, respectively.

On April 21, 2022, Hilltop’s board of directors declared a quarterly cash dividend of $0.15 per common share, payable on May 27, 2022, to all common stockholders of record as of the close of business on May 13, 2022.

Stock Repurchases

In January 2022, the Hilltop board of directors authorized a new stock repurchase program through January 2023, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

During the three months ended March 31, 2022, there were no stock repurchases. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 24 to the consolidated financial statements included in the Company’s 2021 Form 10-K.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. These changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 7 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended March 31,
	2022	2021
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$22,052	$43,839
Hilltop Broker-Dealers	(1,327)	(22,194)
Bank	29	11

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

Derivative positions are presented in the following table (in thousands).

	March 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$1,823,612	$6,846	$1,283,152	$25,489
Commitments to purchase MBSs	1,056,250	(17,734)	1,575,264	(674)
Commitments to sell MBSs	3,617,815	48,817	3,314,173	(355)
Interest rate swaps	41,881	3,440	68,413	(1,949)
U.S. Treasury bond futures and options (1)	231,300	—	247,800	—
Eurodollar and other futures (1)	1,536,200	—	2,061,800	—
Credit default swaps	5,000	(45)	7,000	(15)

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$285,000	$9,704	$190,000	$603
Interest rate swaps designated as fair value hedges (2)	311,463	18,061	221,232	3,207
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.
(2)	The Company designated $311.5 million and $221.2 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $293.4 million and $218.0 million as of March 31, 2022 and December 31, 2021, respectively), of which, a subset of these hedges are in last-of-layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $18.1 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

PrimeLending held no cash collateral advances, in other liabilities within the consolidated balance sheets, to offset net asset derivative positions on its commitments to sell MBSs at March 31, 2022. PrimeLending had advanced cash collateral totaling $56.7 million and $3.7 million to offset net liability positions on its commitments to sell MBSs at March 31, 2022 and December 31, 2021, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $13.6 million and $4.2 million on various derivative instruments at March 31, 2022 and December 31, 2021, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2022
Securities borrowed:
Institutional counterparties	$1,453,614	$—	$1,453,614	$(1,372,166)	$—	$81,448

Interest rate swaps:
Institutional counterparties	3,440	—	3,440	(3,440)	—	—

Reverse repurchase agreements:
Institutional counterparties	256,991	—	256,991	(254,358)	—	2,633

Forward MBS derivatives:
Institutional counterparties	49,633	(816)	48,817	(7,684)	—	41,133
	$1,763,678	$(816)	$1,762,862	$(1,637,648)	$—	$125,214
December 31, 2021
Securities borrowed:
Institutional counterparties	$1,518,372	$—	$1,518,372	$(1,445,590)	$—	$72,782

Reverse repurchase agreements:
Institutional counterparties	118,262	—	118,262	(118,262)	—	—

Forward MBS derivatives:
Institutional counterparties	2,955	(1,773)	1,182	(744)	—	438
	$1,639,589	$(1,773)	$1,637,816	$(1,564,596)	$—	$73,220

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2022
Securities loaned:
Institutional counterparties	$1,314,279	$—	$1,314,279	$(1,235,834)	$—	$78,445

Credit default swaps:
Institutional counterparties	45	—	45	(45)	—	—

Repurchase agreements:
Institutional counterparties	168,398	—	168,398	(180,272)	—	(11,874)

Forward MBS derivatives:
Institutional counterparties	17,734	—	17,734	(17,734)	—	—
	$1,500,456	$—	$1,500,456	$(1,433,885)	$—	$66,571
December 31, 2021
Securities loaned:
Institutional counterparties	$1,432,196	$—	$1,432,196	$(1,359,850)	$—	$72,346

Interest rate swaps:
Institutional counterparties	1,949	—	1,949	(1,919)	—	30

Credit default swaps:
Institutional counterparties	15	—	15	(15)	—	—

Repurchase agreements:
Institutional counterparties	191,483	—	191,483	(205,734)	—	(14,251)

Forward MBS derivatives:
Institutional counterparties	2,211	—	2,211	(2,211)	—	—
	$1,627,854	$—	$1,627,854	$(1,569,729)	$—	$58,125

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2022 and December 31, 2021.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2022	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	69,353	75,601	19,274	4,170	168,398

Securities lending transactions:
Corporate securities	119	—	—	—	119
Equity securities	1,314,160	—	—	—	1,314,160
Total	$1,383,632	$75,601	$19,274	$4,170	$1,482,677

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,482,677
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2021	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$93,651	$—	$86,357	$11,475	$191,483

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,432,083	—	—	—	1,432,083
Total	$1,525,847	$—	$86,357	$11,475	$1,623,679

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,623,679
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2022	2021
Receivables:
Securities borrowed	$1,453,614	$1,518,372
Securities failed to deliver	70,257	5,664
Trades in process of settlement	81,568	144,773
Other	4,913	4,137
	$1,610,352	$1,672,946
Payables:
Securities loaned	$1,314,279	$1,432,196
Correspondents	22,576	20,571
Securities failed to receive	55,348	18,808
Other	5,633	5,725
	$1,397,836	$1,477,300

21. Segment and Related Information

The Company has two primary business units, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under GAAP, the Company’s business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. These segments reflect the manner in which operations are managed and the criteria used by the chief operating decision maker, the Company’s President and Chief Executive Officer, to evaluate segment performance, develop strategy and allocate resources.

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

			Mortgage		All Other and	Hilltop
Three Months Ended March 31, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,070	$11,518	$(1,835)	$(3,389)	$1,627	$99,991
Provision for (reversal of) credit losses	(50)	165	—	—	—	115
Noninterest income	12,771	60,691	143,195	1,766	(1,995)	216,428
Noninterest expense	58,430	80,647	134,859	12,793	(379)	286,350
Income (loss) before taxes	$46,461	$(8,603)	$6,501	$(14,416)	$11	$29,954

			Mortgage		All Other and	Hilltop
Three Months Ended March 31, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$103,884	$10,514	$(7,098)	$(4,692)	$3,074	$105,682
Provision for (reversal of) credit losses	(5,175)	66	—	—	—	(5,109)
Noninterest income	11,324	98,623	310,444	506	(3,312)	417,585
Noninterest expense	55,788	91,404	210,334	9,588	(452)	366,662
Income (loss) before taxes	$64,595	$17,667	$93,012	$(13,774)	$214	$161,714

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
March 31, 2022
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$14,913,201	$3,257,788	$2,032,234	$2,889,407	$(4,735,674)	$18,356,956

December 31, 2021
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$14,944,249	$3,673,346	$2,207,822	$2,940,670	$(5,077,007)	$18,689,080

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2022	2021
Basic earnings per share:
Income attributable to Hilltop	$22,250	$120,345

Weighted average shares outstanding - basic	79,114	82,169

Basic earnings per common share:	$0.28	$1.46

Diluted earnings per share:
Income attributable to Hilltop	$22,250	$120,345

Weighted average shares outstanding - basic	79,114	82,169
Effect of potentially dilutive securities	242	488
Weighted average shares outstanding - diluted	79,356	82,657

Diluted earnings per common share	$0.28	$1.46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “Momentum Independent Network” refer to Momentum Independent Network Inc. (a wholly owned subsidiary of Securities Holdings), Hilltop Securities and Momentum Independent Network are collectively referred to as the “Hilltop Broker-Dealers”, references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole.

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment;
●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have had, and may continue to have, an adverse impact on the global economy and our business operations and performance;

●	transitions away from London Interbank Offered Rate (“LIBOR”);
●	risks associated with concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	cost and availability of capital;
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2022, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

The following historical consolidated data for the periods indicated has been derived from our historical consolidated financial statements included elsewhere in this Quarterly Report (dollars in thousands, except per share data and weighted average shares outstanding).

	Three Months Ended March 31,
	2022	2021
Statement of Operations Data:
Net interest income	$99,991	$105,682
Provision for (reversal of) credit losses	115	(5,109)
Total noninterest income	216,428	417,585
Total noninterest expense	286,350	366,662
Income before income taxes	29,954	161,714
Income tax expense	5,815	37,770
Net income	24,139	123,944
Less: Net income attributable to noncontrolling interest	1,889	3,599
Income attributable to Hilltop	$22,250	$120,345

Per Share Data:
Diluted earnings per common share	$0.28	$1.46
Diluted weighted average shares outstanding	$79,356	$82,657
Book value per common share (end of period)	$31.02	$29.41
Tangible book value per common share (1) (end of period)	$27.47	$25.93
Cash dividends declared per common share	$0.15	$0.12
Dividend payout ratio (2)	53.57%	8.19%

	March 31,	December 31,
	2022	2021
Balance Sheet Data:
Total assets	$18,356,956	$18,689,080
Cash and due from banks	2,886,812	2,823,138
Securities	2,887,435	3,046,500
Loans held for sale	1,643,994	1,878,190
Loans held for investment, net of unearned income	7,797,903	7,879,904
Allowance for credit losses	(91,185)	(91,352)
Total deposits	12,666,702	12,818,077
Notes payable	395,479	387,904
Total stockholders' equity	2,490,595	2,549,203

Capital Ratios:
Common equity to assets ratio	13.42%	13.50%
Tangible common equity to tangible assets (1)	12.07%	12.17%

(1) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

(2) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

Consolidated income before income taxes during the three months ended March 31, 2022 included the following contributions from our reportable business segments.

●	The banking segment contributed $46.5 million of income before income taxes during the three months ended March 31, 2022;
●	The broker-dealer segment incurred $8.6 million of losses before income taxes during the three months ended March 31, 2022; and
●	The mortgage origination segment contributed $6.5 million of income before income taxes during the three months ended March 31, 2022.

During the three months ended March 31, 2022, we declared and paid total common dividends of $11.8 million.

On April 21, 2022, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on May 27, 2022 to all common stockholders of record as of the close of business on May 13, 2022.

Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present certain measures in our selected financial data that are not measures of financial performance recognized by accounting principles generally accepted in the United States (“GAAP”). “Tangible book value per common share” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common equity to tangible assets” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total assets reduced by goodwill and other intangible assets. These measures are important to investors interested in changes from period to period in tangible common equity per share exclusive of changes in intangible assets. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions. You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures. The following table reconciles these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “equity to total assets” (dollars in thousands, except per share data).

	March 31,
	2022	2021
Book value per common share	$31.02	$29.41
Effect of goodwill and intangible assets per share	(3.55)	(3.48)
Tangible book value per common share	$27.47	$25.93

	March 31,	December 31,
	2022	2021
Hilltop stockholders’ equity	$2,463,933	$2,522,668
Less: goodwill and intangible assets, net	281,680	282,731
Tangible common equity	$2,182,253	$2,239,937

Total assets	$18,356,956	$18,689,080
Less: goodwill and intangible assets, net	281,680	282,731
Tangible assets	$18,075,276	$18,406,349

Equity to assets	13.42%	13.50%
Tangible common equity to tangible assets	12.07%	12.17%

Recent Developments

COVID-19

The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020. While the impact of the pandemic and the uncertainties have remained into 2022, significant progress associated with COVID-19 vaccination levels in the United States has resulted in easing of restrictive measures in the United States even as additional variants have emerged. Further, the U.S. federal government enacted policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the stimulus intended to bolster household finances as well as those of small businesses, states and municipalities. Throughout the pandemic, we have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, banking by appointment, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. Beginning in the second quarter of 2021, we returned a majority of our employees to their respective office locations based initially on a rotational team schedule and, with limited exceptions due to the emergence of new variants of the virus, have since generally returned to pre-pandemic work arrangements with available hybrid options for designated roles. In 2022, we are continuing to monitor and assess the impacts of the COVID-19 pandemic on our employees and customers on a regular basis.

Asset Valuation

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K, at each reporting date between annual impairment tests, we consider potential indicators of impairment including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events. We continue to monitor developments regarding the overall economic conditions, COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

Loan Portfolio

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”) were passed in March 2020, which were intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provided federal government loan forgiveness for Small Business Administration (“SBA”) Section 7(a) loans for small businesses to pay up to eight weeks of employee compensation and other basic expenses such as electric and telephone bills. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. Further, the CARES Act allowed the Bank to suspend the troubled debt restructuring (“TDR”) requirements for certain loan modifications to be categorized as a TDR through January 1, 2022.

Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in both the initial and second round PPP efforts as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. The Bank’s PPP efforts included approval and funding of over 4,100 PPP loans, with approximately $38 million remaining outstanding at March 31, 2022. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving the Bank’s PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. Through April 15, 2022, the SBA had approved approximately 3,900 PPP forgiveness applications from the Bank totaling approximately $867 million, with PPP loans of approximately $3 million currently pending SBA review and approval.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices have increased since historical lows observed in 2020, but uncertainty remains as economies continue to recover from the COVID-19 pandemic, vaccination programs evolve, and future supply and demand for oil are influenced by the Russia-Ukraine conflict, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At March 31, 2022, the Bank’s energy loan exposure was approximately $66 million of loans held for investment with unfunded commitment balances of approximately $31 million. The allowance for credit losses on the Bank’s energy portfolio was $0.3 million, or 0.4% of loans held for investment at March 31, 2022.

Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses given the economic uncertainties associated with COVID-19.

Outlook for 2022

The COVID-19 pandemic has, and may continue to, adversely impacted financial markets and overall economic conditions. The extent of the impact of the pandemic on our operational and financial performance for the remainder of 2022 is currently uncertain and will depend on certain developments outside of our control, including, among others, the ongoing distribution and effectiveness of vaccines, the emergence of new variants of the virus, government stimulus, the ultimate impact of the pandemic on our customers and clients, and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic.

Additionally, our balance sheet, operating results and certain metrics during 2021 reflected strong credit quality, significant reversals of credit losses, heightened capital and liquidity levels, and low mortgage interest rates. The extent of the impact on the remainder of 2022 of expected headwinds including tight housing inventories on mortgage volumes, a return to normalized credit loss exposures, declining deposit balances, the timing and magnitude of changes in interest rate, which are expected to continue to increase into 2024, and inflationary pressures associated with compensation, occupancy and software costs within our business segments is currently uncertain.

See “Item 1A. Risk Factors” of our 2021 Form 10-K for additional discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Factors Affecting Comparability of Results of Operations

LIBOR

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K, one week and two-month LIBOR ceased to be published on December 31, 2021, and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023.

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

The Alternative Reference Rates Committee (“ARRC”) has proposed a paced market transition plan to the Secured Overnight Financing Rate (“SOFR”) from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The ARRC has formally recommended SOFR as its preferred alternative rate for LIBOR. However, at this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally.

We have completed our targeted assessment of exposures across the organization associated with the migration away from LIBOR and have transitioned to the impact assessment and implementation stages. In light of the above described recent changes to the LIBOR phase out dates being pushed out to 2023, we have begun taking necessary actions, including negotiating certain of our agreements based on alternative benchmark rates that have been established. Since the third quarter of 2020, PrimeLending has been originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise, or GSE, guidelines. In addition, the Bank’s management team continues to work with its commercial relationships that have LIBOR-based contracts maturing in 2022 and future periods to amend terms and establish an alternative benchmark rate. We also continue to evaluate the impacts of the LIBOR phase-out and transition requirements as it pertains to contracts, models and systems. To date, an immaterial amount of expenses have been incurred as a result of our efforts; however, in the future we may incur additional expenses as we finalize the transition of our systems and processes away from LIBOR.

Segment Information

The Company has two primary business units, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under GAAP, the Company’s units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer and mortgage origination segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking and broker-dealer segments.

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

The following table presents certain information about the results of our reportable segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Three Months Ended March 31,		Variance 2022 vs 2021
	2022	2021	Amount	Percent
Net interest income (expense):
Banking	$92,070	$103,884	$(11,814)	(11)
Broker-Dealer	11,518	10,514	1,004	10
Mortgage Origination	(1,835)	(7,098)	5,263	74
Corporate	(3,389)	(4,692)	1,303	28
All Other and Eliminations	1,627	3,074	(1,447)	(47)
Hilltop Consolidated	$99,991	$105,682	$(5,691)	(5)

Provision for (reversal of) credit losses:
Banking	$(50)	$(5,175)	$5,125	NM
Broker-Dealer	165	66	99	150
Mortgage Origination	—	—	—	—
Corporate	—	—	—	—
All Other and Eliminations	—	—	—	—
Hilltop Consolidated	$115	$(5,109)	$5,224	NM

Noninterest income:
Banking	$12,771	$11,324	$1,447	13
Broker-Dealer	60,691	98,623	(37,932)	(38)
Mortgage Origination	143,195	310,444	(167,249)	(54)
Corporate	1,766	506	1,260	249
All Other and Eliminations	(1,995)	(3,312)	1,317	40
Hilltop Consolidated	$216,428	$417,585	$(201,157)	(48)

Noninterest expense:
Banking	$58,430	$55,788	$2,642	5
Broker-Dealer	80,647	91,404	(10,757)	(12)
Mortgage Origination	134,859	210,334	(75,475)	(36)
Corporate	12,793	9,588	3,205	33
All Other and Eliminations	(379)	(452)	73	16
Hilltop Consolidated	$286,350	$366,662	$(80,312)	(22)

Income (loss) before taxes:
Banking	$46,461	$64,595	$(18,134)	(28)
Broker-Dealer	(8,603)	17,667	(26,270)	(149)
Mortgage Origination	6,501	93,012	(86,511)	(93)
Corporate	(14,416)	(13,774)	(642)	(5)
All Other and Eliminations	11	214	(203)	(95)
Hilltop Consolidated	$29,954	$161,714	$(131,760)	(81)

NMNot meaningful.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income decreased during the three months ended March 31, 2022, compared with the same period in 2021, primarily due to a decrease within our banking segment, significantly offset by an increase within our mortgage origination segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $66.9 million and $66.0 million in securities commissions and fees and investment and securities advisory fees and commissions, and $6.1 million in losses and $30.6 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the three months ended March 31, 2022 and 2021.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2022 and 2021, we generated $143.0 million and $310.2 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced a decrease in noninterest income during the three months ended March 31, 2022, compared to the same period in 2021, as noted in the segment results table previously presented, primarily due to a decrease of $167.3 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment and decreases in gains from derivative and trading portfolio activities and fixed income services business line revenues within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended March 31, 2022 was $22.3 million, or $0.28 per diluted share, compared with $120.3 million, or $1.46 per diluted share, during the three months ended March 31, 2021. Hilltop’s financial results for the three months ended March 31, 2022, compared with the same period in 2021, reflect a decrease in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, a decline in net revenues within the broker-dealer segment’s structured finance and fixed income services business lines, as well as a decline in the year-over-year changes in provision for (reversal of) credit losses within the banking segment.

Certain items included in net income for the three months ended March 31, 2022 and 2021 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended March 31, 2022 and 2021 included net accretion on earning assets and liabilities of $2.6 million and $4.9 million, respectively, and amortization of identifiable intangibles of $1.1 million and $1.3 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended March 31,
	2022	2021
Return on average stockholders' equity (1)	3.60%	20.58%
Return on average assets (2)	0.53%	2.90%
Net interest margin (3) (4)	2.36%	2.69%
Leverage ratio (5) (end of period)	12.46%	13.01%
Common equity Tier 1 risk-based capital ratio (6) (end of period)	21.27%	19.63%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 19 basis points and 17 basis points during the three months ended March 31, 2022 and 2021, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended March 31, 2022 and 2021, purchase accounting contributed 7 and 13 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.37% and 2.69%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $2.5 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,467,998	$11,966	3.26%	$2,573,085	$16,233	2.52%
Loans held for investment, gross (1)	7,839,047	78,442	4.06%	7,645,883	88,044	4.62%
Investment securities - taxable	2,768,849	15,581	2.25%	2,267,709	10,233	1.80%
Investment securities - non-taxable (2)	324,084	2,888	3.56%	284,001	2,280	3.21%
Federal funds sold and securities purchased under agreements to resell	157,313	136	0.35%	93,525	—	0.00%
Interest-bearing deposits in other financial institutions	3,116,369	1,427	0.19%	1,565,879	582	0.15%
Securities borrowed	1,455,166	8,817	2.42%	1,452,704	28,972	7.98%
Other	54,602	750	5.57%	49,916	762	6.18%
Interest-earning assets, gross (2)	17,183,428	120,007	2.83%	15,932,702	147,106	3.70%
Allowance for credit losses	(92,239)			(149,397)
Interest-earning assets, net	17,091,189			15,783,305
Noninterest-earning assets	1,401,584			1,559,039
Total assets	$18,492,773			$17,342,344

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$8,201,824	$4,193	0.21%	$7,626,575	$7,741	0.41%
Securities loaned	1,371,816	7,472	2.21%	1,355,945	25,486	7.62%
Notes payable and other borrowings	1,249,222	7,881	2.56%	1,130,068	8,014	2.85%
Total interest-bearing liabilities	10,822,862	19,546	0.73%	10,112,588	41,241	1.65%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,507,661			3,729,994
Other liabilities	631,790			1,101,972
Total liabilities	15,962,313			14,944,554
Stockholders’ equity	2,504,383			2,371,281
Noncontrolling interest	26,077			26,509
Total liabilities and stockholders' equity	$18,492,773			$17,342,344

Net interest income (2)		$100,461			$105,865
Net interest spread (2)			2.10%			2.05%
Net interest margin (2)			2.37%			2.69%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities, such as securities borrowed in the broker-dealer segment and securities loaned in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries (operating segments) by the banking segment, are eliminated from the consolidated financial statements.

On a consolidated basis, the decrease in net interest income during the three months ended March 31, 2022, compared with the same period in 2021, was primarily due to the effects of volume and rate changes within the mortgage warehouse lending and securities portfolio changes within the banking segment, partially offset by increased net yields on mortgage loans held for sale within the mortgage origination segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended March 31, 2022, the increase in the allowance reflected a slower U.S. economic outlook since the prior quarter, significantly offset by decreases in specific reserves and positive risk rating grade migration. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during the three months ended March 31, 2022, compared with the same period in 2021, primarily due to decreases in total mortgage loan sales volume and average loan sales margin, and changes in net fair value and related derivative activity within our mortgage origination segment, as well as decreases in structured finance and fixed income services net revenues within our broker-dealer segment.

Noninterest expense decreased during the three months ended March 31, 2022, compared with the same period in 2021, primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations, and a decline in variable compensation within our broker-dealer segment. We expect inflationary headwinds related to certain noninterest expenses, including compensation, occupancy, and software costs, to result in higher fixed costs during the remainder of 2022.

Effective income tax rates during the three months ended March 31, 2022 and 2021 were 19.4% and 23.4%, respectively. The effective tax rate for the three months ended March 31, 2022 was lower than the applicable statutory rate primarily due to the discrete impact of restricted stock vesting during the quarter.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended March 31,		Variance
	2022	2021	2022 vs 2021
Net interest income	$92,070	$103,884	$(11,814)
Provision for (reversal of) credit losses	(50)	(5,175)	5,125
Noninterest income	12,771	11,324	1,447
Noninterest expense	58,430	55,788	2,642
Income (loss) before income taxes	$46,461	$64,595	$(18,134)

The decrease in income before income taxes during the three months ended March 31, 2022, compared with the same period in 2021, was primarily due to the combined impact of net interest income volume and rate changes within the loans held for investment and mortgage warehouse lending portfolios, and a decline in the year-over-year changes in provision for (reversal of) credit losses. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended March 31,
	2022	2021
Efficiency ratio (1)	55.73%	48.42%
Return on average assets (2)	0.98%	1.48%
Net interest margin (3)	2.65%	3.30%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.02)%	0.03%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended March 31, 2022 and 2021, purchase accounting contributed 8 and 17 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 2.65% and 3.31%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,156,313	$73,811	4.18%	$7,185,414	$84,519	4.72%
Subsidiary warehouse lines of credit	1,343,757	12,717	3.79%	2,338,614	21,910	3.75%
Investment securities - taxable	2,341,460	8,841	1.51%	1,786,911	6,272	1.40%
Investment securities - non-taxable (2)	108,853	933	3.43%	115,069	985	3.42%
Federal funds sold and securities purchased under agreements to resell	165,008	174	0.43%	386	—	0.00%
Interest-bearing deposits in other financial institutions	2,947,713	1,427	0.20%	1,286,353	321	0.10%
Other	36,798	(77)	(0.85)%	36,813	74	0.81%
Interest-earning assets, gross (2)	14,099,902	97,826	2.81%	12,749,560	114,081	3.58%
Allowance for credit losses	(91,810)			(149,082)
Interest-earning assets, net	14,008,092			12,600,478
Noninterest-earning assets	891,783			996,312
Total assets	$14,899,875			$13,596,790

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$8,098,046	$4,989	0.25%	$7,511,096	$9,581	0.52%
Notes payable and other borrowings	190,039	564	1.20%	149,144	402	1.09%
Total interest-bearing liabilities	8,288,085	5,553	0.27%	7,660,240	9,983	0.53%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,801,571			4,077,479
Other liabilities	113,769			188,586
Total liabilities	13,203,425			11,926,305
Stockholders’ equity	1,696,450			1,670,485
Total liabilities and stockholders’ equity	$14,899,875			$13,596,790

Net interest income (2)		$92,273			$104,098
Net interest spread (2)			2.54%			3.05%
Net interest margin (2)			2.65%			3.31%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022 vs. 2021
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross	$(339)	$(10,369)	$(10,708)
Subsidiary warehouse lines of credit	(9,193)	—	(9,193)
Investment securities - taxable	1,920	649	2,569
Investment securities - non-taxable (2)	(52)	—	(52)
Federal funds sold and securities purchased under agreements to resell	1	173	174
Interest-bearing deposits in other financial institutions	415	691	1,106
Other	—	(151)	(151)
Total interest income (2)	(7,248)	(9,007)	(16,255)

Interest expense
Deposits	$749	$(5,341)	$(4,592)
Notes payable and other borrowings	110	52	162
Total interest expense	859	(5,289)	(4,430)

Net interest income (2)	$(8,107)	$(3,718)	$(11,825)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Changes in the yields earned on interest-earning assets decreased taxable net interest income during the three months ended March 31, 2022, compared to the same period in 2021, primarily as a result of lower loan yields due to decreased market rates, as well as a $5.9 million decrease in PPP loan-related fee income and a $2.3 million decline in accretion of discount on loans. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Changes in the volume of interest-earning assets during the three months ended March 31, 2022, compared to the same period in 2021, were primarily due to the changes in mortgage warehouse lending and investment securities portfolio balances. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income during the three months ended March 31, 2022, compared with the same period in 2021, due to decreases in market interest rates. Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in net interest income during a period of changing rates along with the timing and frequency of when these loans are scheduled to reprice. If interest rates were to rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. In addition, increasing interest rates may increase our cost of funds on deposits. If interest rates were to fall, the impact on our net interest income for certain variable-rate loans would be limited by these rate floors. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

The adverse economic conditions caused by the COVID-19 pandemic negatively impacted the banking segment’s business and results of operations, including significantly reduced demand for loan products and services from customers, recognition of credit losses and increases in allowance for credit losses during 2020. We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions, effectiveness of vaccinations, the emergence of new variants, government stimulus, payment deferral programs and any other triggering events or circumstances that may indicate an impairment of goodwill or core deposit intangible assets in the future. See further discussion in the “Recent Developments” section above.

The banking segment retained approximately $109 million and $159 million during the three months ended March 31, 2022 and 2021, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. We expect loans originated by the mortgage origination segment on behalf of and retained by the banking segment to increase based on approved authority for up to 5% of the mortgage origination segment’s total origination volume during 2022. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in the economic outlook, macroeconomic forecast assumptions and resulting impact on reserves. Specifically, during the three months ended March 31, 2022, the banking segment’s slight decrease in the allowance reflected decreases in specific reserves and positive risk rating grade migration, significantly offset by a slower U.S. economic outlook since the prior quarter. The net impact to the allowance of changes associated with collectively evaluated loans during the three months ended March 31, 2022 included a reversal of credit losses of $0.2 million, while individually evaluated loans included a provision for credit losses of $0.1 million. The banking segment’s reversal of credit losses during the three months ended March 31, 2021 of $5.2 million on loans held for investment was primarily comprised of a net reversal of credit losses on expected losses of collectively evaluated loans of $6.5 million primarily due to improvements in the macroeconomic forecast assumptions from the prior quarter, partially offset by slower prepayment assumptions on certain commercial real estate and construction and land portfolios, as well as an increase in the provision for credit losses on individually evaluated loans of $1.3 million primarily related to changes in risk rating grades and updated realizable values. The change in the allowance during the three months ended March 31, 2021 was also impacted by net recoveries of $0.6 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased wealth management fee income as well as service charges on depositor accounts.

The banking segment’s noninterest expense increased during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increases in employees’ compensation and benefits expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended March 31,		Variance
	2022	2021	2022 vs 2021
Net interest income:
Wealth management:
Securities lending	$1,345	$3,486	$(2,141)
Clearing services	2,121	1,449	672
Structured finance	1,811	396	1,415
Fixed income services	5,113	4,128	985
Other	1,128	1,055	73
Total net interest income	11,518	10,514	1,004
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	11,198	13,674	(2,476)
Wealth management:
Retail	18,612	18,754	(142)
Clearing services	5,120	6,242	(1,122)
Structured finance	1,945	334	1,611
Other	950	1,044	(94)
	37,825	40,048	(2,223)
Investment and securities advisory fees and commissions by business line:
Public finance services	18,596	17,463	1,133
Fixed income services	1,825	1,904	(79)
Wealth management:
Retail	8,339	7,250	1,089
Clearing services	486	445	41
Structured finance	365	556	(191)
Other	94	77	17
	29,705	27,695	2,010
Other:
Structured finance	634	24,551	(23,917)
Fixed income services	(6,958)	6,035	(12,993)
Other	(515)	294	(809)
	(6,839)	30,880	(37,719)
Total noninterest income	60,691	98,623	(37,932)
Net revenue (2)	72,209	109,137	(36,928)
Noninterest expense:
Variable compensation (3)	26,625	37,412	(10,787)
Non-variable compensation and benefits (5)	29,200	28,745	455
Segment operating costs (4)(5)	24,987	25,313	(326)
Total noninterest expense	80,812	91,470	(10,658)

Income before income taxes	$(8,603)	$17,667	$(26,270)
(1)	Securities commissions and fees includes income of $0.7 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.
(5)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

During the first quarter of 2022, the broker-dealer segment’s structured finance and fixed income services business lines experienced a decline in net revenues. Structured finance business line’s net revenues declined compared to the first quarter of 2021 due to lower mortgage origination volumes and the current market turbulence, both geopolitical and inflationary. For reference, the 10-year treasury yield increased approximately 81 basis points during the first quarter of 2022. The fixed income services business line’s net revenues decreased, compared with the same period in 2021, primarily due to a decrease of $13.0 million in net gains from trading activities. Net revenues in the broker-dealer segment’s public finance services and wealth management business lines were relatively flat when compared to the first quarter of 2021.

The decrease in the broker-dealer segment’s income before income taxes during the three months ended March 31, 2022 compared with the same period in 2021, was primarily as a result of the following:

●	decrease in the broker-dealer segment’s structured finance business line’s net revenues as a result of lower volumes and market turbulence resulting in decreases in the business line’s other noninterest income. Specifically, the decrease was due to lower mortgage originations, with mortgage loan lock volumes totaling

$1.1 billion during the three months ended March 31, 2022, a 43% decline compared with the same period in 2021. Additionally, the structured finance business line continued to see weaker demand from the buyside for call-protected collateral in the first quarter of 2022 given increased mortgage rates and the expectation that interest rates will continue to rise.
●	decrease in the broker-dealer segment’s fixed income services net revenues primarily from declines within each trading division as a result of less robust customer demand and a less favorable trading environment. Specifically, the broad decline was experienced across all product areas as customer demand has been less robust when compared to same period in 2021 given higher inflation and the expectation of higher interest rates resulting in weaker customer volumes.
●	decrease in compensation expense, of which $10.8 million, was primarily due to the decrease in variable compensation associated with revenue declines in our structured finance and fixed income services business lines.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions, which could be adversely impacted by interest rate volatility. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs. The broker-dealer segment is also indirectly exposed to interest rate risk through its structured finance business line, which is dependent on mortgage loan production that tends to be adversely impacted by increasing interest rates.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during the three months ended March 31, 2022, compared with the same period in 2021, was primarily due to the increase in net interest income from our structured finance and fixed income services business lines and our clearing division of our wealth management business line, partially offset by a decrease in net interest income from our securities lending division of our wealth management business line. The increase in our clearing division’s net interest income was due to the 11.6% increase in the division’s margin loan balances. The 27-basis point increase in the Federal Funds interest rate from March 31, 2021 to March 31, 2022 led to the increase in net interest earned on securities held by both the structured finance and fixed income services business lines. With the 27-basis point decrease in the weighted average interest rate spread, net interest revenue in the broker-dealer segment’s stock lending business decreased $2.1 million from March 31, 2021 to March 31, 2022.

Noninterest income decreased during the three months ended March 31, 2022, compared with the same period in 2021, primarily due to decreases in other noninterest income and securities commissions and fees, partially offset by the increases in investment banking and advisory fees.

Securities commissions and fees decreased during the three months ended March 31, 2022, compared with the same period in 2021, primarily due to a $1.1 million decline in our money market and FDIC sweep revenues, a $0.7 million decrease in commissions earned in insurance product sales transactions, and a $0.5 million decrease in net clearing revenues due to the decrease in the broker-dealer segment’s correspondent base. These decreases were offset by a slight increase in commissions earned on sales transactions. As money market and FDIC sweep revenues are closely correlated to short term interest rates, we expect that any additional increases in short term interest rates will cause these revenues to rise.

Investment and securities advisory fees and commissions increased during the three months ended March 31, 2022, compared with the same period in 2021, primarily due to increases in fees earned from our public finance fees received for municipal transactions and from improved wealth management advisory services fees.

Other noninterest income decreased during the three months ended March 31, 2022, compared with the same period in 2021, primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities due to decreased volumes and interest rate volatility as previously discussed. These year-over-year decreases in other noninterest income were heightened by decreases within our fixed income services business line within our taxable and municipal securities trading portfolios as previously discussed. With the expected rise in interest rates for 2022, we anticipate a decrease in other noninterest income related to our structured finance and fixed income business lines.

Noninterest expenses decreased during the three months ended March 31, 2022, compared with the same period in 2021, primarily due to decreases in variable compensation as previously noted.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended March 31,
	2022	2021
Total compensation as a % of net revenue (1)	77.3%	60.6%
Pre-tax margin (2)	(11.9)%	16.2%
FDIC insured program balances at the Bank (end of period)	$784,462	$734,685
Other FDIC insured program balances (end of period)	$1,603,168	$1,839,707
Customer funds on deposit, including short credits (end of period)	$445,455	$476,537

Public finance services:
Number of issues	240	231
Aggregate amount of offerings	$8,083,263	$15,592,020

Structured finance:
Lock production/TBA volume	$1,109,908	$1,933,214

Fixed income services:
Total volumes	$62,659,832	$63,330,195
Net inventory (end of period)	$374,021	$430,633

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)	93	109
Independent registered representatives (end of period)	177	188
Correspondents (end of period)	114	125
Correspondent receivables (end of period)	$170,168	$217,889
Customer margin balances (end of period)	$336,247	$301,219

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,453,614	$1,545,730
Interest-bearing liabilities - stock loaned (end of period)	$1,314,279	$1,454,186
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended March 31,		Variance
	2022	2021	2022 vs 2021
Net interest income (expense)	$(1,835)	$(7,098)	$5,263
Noninterest income	143,195	310,444	(167,249)
Noninterest expense	134,859	210,334	(75,475)
Income before income taxes	$6,501	$93,012	$(86,511)

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

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. Current events that could impact origination volumes given their continued impact on the economy, specifically inflation and rising interest rates, include the COVID-19 pandemic, the Federal Reserve’s recent actions and communications, and current geopolitical threats. In addition, the mortgage origination segment’s business is dependent upon the willingness and ability of its employees and customers to conduct mortgage transactions. Current home inventory shortages and affordability challenges, in addition to supply chain problems, have recently impacted customers’ abilities to purchase homes. A continuing increase in mortgage interest rates and/or continuing home inventory shortages and supply chain issues related to new home construction during the remainder of 2022 could adversely affect loan origination volume and/or alter the percentage mix of refinancing and purchase volumes relative to total loan origination volume compared to 2021.

Income before income taxes decreased during the three months ended March 31, 2022, compared with the same period in 2021. This decrease was primarily the result of a decrease in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications and a decrease in the average value of individual IRLCs. The impact of these trends were partially offset by a decrease in noninterest expense.

The CARES Act has provided borrowers the ability to request forbearance of residential mortgage loan payments, placing a significant strain on mortgage servicers as they may be required to fund missed or deferred payments related to loans in forbearance. A significant increase in nationwide forbearance requests that began in March 2020 resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. As a result of this market dynamic, beginning in the second quarter of 2020, we increased the amount of retained servicing on mortgage loan sales. Beginning in the fourth quarter of 2020, PrimeLending has steadily reduced the amount of servicing it retained as the willingness of third-party mortgage servicers to purchase mortgage servicing rights has improved. Amounts currently retained slightly exceed amounts retained prior to the second quarter of 2020. PrimeLending utilizes a third-party to manage its servicing portfolio. Therefore, we do not expect significant fluctuations in infrastructure costs to manage changes in PrimeLending’s servicing portfolio if we experience a significant increase in the amount of retained servicing. However, PrimeLending may be at risk of third-party servicers increasing their pricing to address increased regulatory requirements surrounding servicers. PrimeLending’s liquidity has not been, and we do not expect that it will be significantly impacted by forbearance requests resulting from the CARES Act. Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) may impose restrictions on loans the agencies will accept, including loans under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

During both the three months ended March 31, 2022 and 2021, mortgage interest rates increased. However, average interest rates during the three months ended March 31, 2022 exceeded average interest rates during the same period in 2021, and refinancing volume as a percentage of total origination volume decreased during the three months ended March 31, 2022, as compared to the same period in 2021. Refinancing volume as a percentage of total origination volume during the three months ended March 31, 2022 decreased to 26.9% from 53.1% during the same period in 2021. If current mortgage interest rates remain relatively unchanged during 2022, we anticipate a lower percentage of refinancing volume relative to total loan origination volume during 2022, as compared to 2021. However, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the three months ended March 31, 2022, funded volume through ABAs was approximately 6% of the mortgage origination segment’s total loan volume. As of March 31, 2022, PrimeLending owned a greater than 50% membership interest in four ABAs. We expect total production within the ABA channel to increase slightly to approximately 7% of loan volume of the mortgage origination segment during the remainder of 2022.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
	2022		2021
		% of		% of	Variance
	Amount	Total	Amount	Total	2022 vs 2021
Mortgage Loan Originations - units	12,219		21,741		(9,522)

Mortgage Loan Originations - volume:
Conventional	$2,513,099	66.76%	$4,482,763	72.49%	$(1,969,664)
Government	643,314	17.09%	803,172	12.99%	(159,858)
Jumbo	387,842	10.30%	707,543	11.44%	(319,701)
Other	220,228	5.85%	190,627	3.08%	29,601
	$3,764,483	100.00%	$6,184,105	100.00%	$(2,419,622)

Home purchases	$2,753,031	73.13%	$2,902,710	46.94%	$(149,679)
Refinancings	1,011,452	26.87%	3,281,395	53.06%	(2,269,943)
	$3,764,483	100.00%	$6,184,105	100.00%	$(2,419,622)

Texas	$789,035	20.96%	$1,076,892	17.41%	$(287,857)
California	403,769	10.73%	795,060	12.86%	(391,291)
Florida	197,424	5.24%	280,907	4.54%	(83,483)
Arizona	189,405	5.03%	290,436	4.70%	(101,031)
South Carolina	162,922	4.33%	261,218	4.22%	(98,296)
New York	141,753	3.77%	168,598	2.73%	(26,845)
Ohio	140,943	3.74%	222,639	3.60%	(81,696)
Missouri	120,160	3.19%	189,012	3.06%	(68,852)
North Carolina	107,960	2.87%	226,466	3.66%	(118,506)
Georgia	102,853	2.73%	154,913	2.51%	(52,060)
Maryland	96,332	2.56%	195,113	3.16%	(98,781)
All other states	1,311,927	34.85%	2,322,851	37.55%	(1,010,924)
	$3,764,483	100.00%	$6,184,105	100.00%	$(2,419,622)

Mortgage Loan Sales - volume:
Third parties	$3,759,906	97.19%	$6,192,073	97.50%	$(2,432,167)
Banking segment	108,690	2.81%	158,764	2.50%	(50,074)
	$3,868,596	100.00%	$6,350,837	100.00%	$(2,482,241)

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

While the mortgage origination segment’s total loan origination volume decreased 39.1% during the three months ended March 31, 2022, compared to the same period in 2021, income before income taxes decreased 93.0% during that time. The decrease in income before income taxes in the first quarter 2022 was primarily due to a decrease in net gains from sale of loans, and to a lesser extent, a decrease in the change in net fair value and related derivative activity of the MSR asset, and IRLCs and loans held for sale. These changes were partially offset by a decrease in variable compensation, and to a lesser extent, decreases in segment operating costs and net interest expense.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended March 31,
	2022	2021
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	321	398
Impact of loans retained by banking segment	(9)	(10)
As reported	312	388
Variable compensation as a percentage of total compensation	54.7%	69.5%
Mortgage servicing rights asset ($000's) (end of period) (1)	$100,475	$142,125
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs offset by interest income earned on loans held for sale. The year-over-year improvement in net interest expense between the three months ended March 31, 2022 and 2021 reflected the effects of increased net yields on mortgage loans held for sale between the two periods.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2022	2021	2022 vs 2021
Net gains from sale of loans	$120,825	$246,588	$(125,763)
Mortgage loan origination fees and other related income	32,062	43,155	(11,093)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(20,421)	(4,606)	(15,815)
Mortgage servicing rights asset	2,193	9,132	(6,939)
Servicing fees	8,536	16,175	(7,639)
Total noninterest income	$143,195	$310,444	$(167,249)

The decrease in net gains from sale of loans during the three months ended March 31, 2022, compared with the same period in 2021, was primarily the result of a 39.1% decrease in total loan sales volume, in addition to a decrease in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the decrease in loan sales volume during the three months March 31, 2022, is consistent with the decrease in loan origination volume during the period. The decrease in average loan sales margins during the three months ended March 31, 2022 was primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume. The decrease in mortgage loan origination fees during the three months ended March 31, 2022, compared with the same period in 2021, was primarily the result of a decrease in loan origination volume, partially offset by an increase in average mortgage loan origination fees.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income, and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the first quarter of 2022 decreased when compared to the fourth quarter of 2021. We anticipate quarterly sales for the remainder of 2022 will approximate first quarter sales. We do not expect these sales to exceed 5% of its total origination volume during this time. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter, and recent trends may not be indicative of sales during the remainder of 2022.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease in fair value of IRLCs and loans held for sale during the three months ended March 31, 2022 was the result of decreases in the average value of individual IRLCs and loans held for sale partially offset by a slight increase in the total volume of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three months ended March 31, 2022, PrimeLending retained servicing on approximately 12% of loans sold, compared with approximately 50% of loans sold during the first quarter of 2021. The decreased rate of retained servicing beginning in 2021 was due to forbearance requests leveling off during the latter part of 2020, which improved the third-party market for mortgage servicing rights and increased demand, which allowed PrimeLending to reduce retained servicing to 11% of total mortgage loans sold during the fourth quarter of 2021, then to 12% of total mortgage loans sold during the three months ended March 31, 2022. If the third-party market for mortgage servicing rights continue to improve during the remainder of 2022, we expect that PrimeLending will continue to reduce retained servicing on mortgage loans sold during that time to levels experienced in 2019. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net gains (losses) as noted in the table above. On March 31, 2021, the mortgage origination segment sold MSR assets of $52.8 million, which represented $4.9 billion of its serviced loan volume at the time. There were no MSR assets sold during the first quarter of 2022.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2022	2021	2022 vs 2021
Variable compensation	$56,243	$115,486	$(59,243)
Non-variable compensation and benefits	46,505	50,762	(4,257)
Segment operating costs	23,975	30,420	(6,445)
Lender paid closing costs	3,652	5,468	(1,816)
Servicing expense	4,484	8,198	(3,714)
Total noninterest expense	$134,859	$210,334	$(75,475)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised the majority of total employees’ compensation and benefits expenses during the three months ended March 31, 2022 and 2021. The changes in the percentage concentration of variable compensation and benefits for all periods were primarily due to changes in the average incentive rate paid and the impact of incentive plans driven by non-mortgage production criteria. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 39.1%, during the three months ended March 31, 2022, compared to the same period in 2021, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 8.4%. This decrease during the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to a decrease in salaries associated with decreased underwriting and loan fulfillment and operations staff given the decrease in loan origination volume starting in the fourth quarter of 2021. Segment operating costs decreased during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to decreases in business development expense and loan related costs.

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

Between January 1, 2013 and March 31, 2022, the mortgage origination segment sold mortgage loans totaling $142.7 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2013, it does not anticipate experiencing significant losses in the future on loans originated prior to 2013 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2013 and March 31, 2022 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$205,685	0.14%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	209,071	0.15%	8,565	0.01%
	$414,756	0.29%	$8,565	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At March 31, 2022 and December 31, 2021, the mortgage origination segment’s total indemnification liability reserve totaled $27.3 million and $27.4 million, respectively. The related provision for indemnification losses was $0.5 million and $3.0 million during the three months ended March 31, 2022 and 2021, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended March 31,		Variance
	2022	2021	2022 vs 2021
Net interest income (expense)	$(3,389)	$(4,692)	$1,303
Noninterest income	1,766	506	1,260
Noninterest expense	12,793	9,588	3,205
Income (loss) before income taxes	$(14,416)	$(13,774)	$(642)

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

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three months ended March 31, 2022 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) and on our $200 million aggregate principal amount of Subordinated Notes (defined hereafter). Additionally, during the three months ended March 31, 2021, we incurred interest expense of $0.6 million on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”). As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses increased during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increases in expenses associated with employees’ compensation and benefits and professional fees.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2022, as compared with December 31, 2021.

Securities Portfolio

At March 31, 2022, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2022	2021
Trading securities, at fair value
U.S. Treasury securities	$2,048	$3,728
U.S. government agencies:
Bonds	17,504	3,410
Residential mortgage-backed securities	88,066	152,093
Collateralized mortgage obligations	134,670	126,389
Corporate debt securities	79,605	60,671
States and political subdivisions	130,903	285,376
Private-label securitized product	13,724	11,377
Other	5,243	4,954
	471,763	647,998
Securities available for sale, at fair value
U.S. Treasury securities	24,470	14,862
U.S. government agencies:
Bonds	42,869	44,133
Residential mortgage-backed securities	492,299	898,446
Commercial mortgage-backed securities	149,979	210,699
Collateralized mortgage obligations	712,584	916,866
States and political subdivisions	40,139	45,562
	1,462,340	2,130,568
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	325,023	9,892
Commercial mortgage-backed securities	207,145	145,742
Collateralized mortgage obligations	353,954	43,990
States and political subdivisions	66,985	68,060
	953,107	267,684

Equity securities, at fair value	225	250

Total securities portfolio	$2,887,435	$3,046,500

We had net unrealized losses of $64.3 million and $18.1 million at March 31, 2022 and December 31, 2021, respectively, related to the available for sale investment portfolio, and net unrealized losses of $4.1 million at March 31,

2022, compared with net unrealized gains of $8.6 million associated with the securities held to maturity portfolio at December 31, 2021. Equity securities included net unrealized gains of $0.2 million at both March 31, 2022 and December 31, 2021. The noted significant change in net unrealized gains (losses) within our available for sale investment portfolio, and recorded in accumulated other comprehensive income (loss), from December 31, 2021 to March 31, 2022 was related to increases in market interest rates since purchase and the resulting decline in associated estimated fair values of such portfolio investments. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

We transferred certain agency-issued securities from the available-for-sale to held-to-maturity portfolio on March 31, 2022 having a book value of approximately $782 million and a market value of approximately $708 million. As of the date of transfer, the related pre-tax net unrecognized losses of approximately $74 million within the accumulated other comprehensive loss balance are being amortized over the remaining term of the securities using the effective interest method. This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2022, the banking segment’s securities portfolio of $2.4 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.5 billion, equity securities of $0.2 million and held to maturity securities of $953.1 million, in addition to $13.8 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $471.7 million at March 31, 2022. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $97.6 million at March 31, 2022.

Corporate

At March 31, 2022, the corporate portfolio included other investments, including those associated with merchant banking, of $40.5 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2022. In addition, as of March 31, 2022, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at March 31, 2022.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	March 31,	December 31,
	2022	2021
Commercial real estate	$3,105,734	$3,042,729
Commercial and industrial	1,820,476	1,875,420
Construction and land development	942,929	892,783
1-4 family residential	1,394,334	1,303,430
Consumer	27,917	32,349
Broker-dealer	506,513	733,193
Loans held for investment, gross	7,797,903	7,879,904
Allowance for credit losses	(91,185)	(91,352)
Loans held for investment, net of allowance	$7,706,718	$7,788,552

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.7 billion and $8.8 billion at March 31, 2022 and December 31, 2021, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $2.8 billion, of which $1.5 billion and $1.7 billion was drawn at March 31, 2022 and December 31, 2021, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio included approximately $38 million related to both initial and second round PPP loans at March 31, 2022. While these loans have terms of up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. Through April 15, 2022, the SBA had approved approximately 3,900 PPP forgiveness applications from the Bank totaling approximately $867 million, with PPP loans of approximately $3 million pending SBA review and approval. We anticipate a significant amount of these remaining PPP loans pending approval being forgiven over the next two quarters. The forgiveness/payoff of the PPP loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at the time of payoff or forgiveness.

At March 31, 2022, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 42.6%, 19.1% and 12.9%, respectively, of the banking segment’s total loans held investment at March 31, 2022. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2022.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	March 31, 2022
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate	$492,583	$1,401,265	$1,080,908	$130,978	$3,105,734
Commercial and industrial	2,720,527	422,253	168,731	—	3,311,511
Construction and land development	647,741	200,699	90,763	3,726	942,929
1-4 family residential	132,086	203,138	255,517	803,593	1,394,334
Consumer	15,061	12,513	323	20	27,917
Total	$4,007,998	$2,239,868	$1,596,242	$938,317	$8,782,425

Fixed rate loans	$2,851,463	$2,042,775	$1,525,969	$938,317	$7,358,524
Floating rate loans	1,156,535	197,093	70,273	—	1,423,901
Total	$4,007,998	$2,239,868	$1,596,242	$938,317	$8,782,425

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of March 31, 2022, floating rate loans totaling $1.0 billion had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. An additional $808 million of floating rate loans would be adjustable if published rates increase by a sufficient amount to move past their floored levels. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $506.2 million and $733.0 million at March 31, 2022 and December 31, 2021, respectively. This decrease from December 31, 2021 to March 31, 2022 was primarily attributable to a decrease of $135.9 million, or 44%, in receivables from correspondents, and a decrease of $90.3 million, or 21%, in customer margin accounts.

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

	March 31,	December 31,
	2022	2021
Loans held for sale:
Unpaid principal balance	$1,533,085	$1,728,255
Fair value adjustment	3,481	54,336
	$1,536,566	$1,782,591
IRLCs:
Unpaid principal balance	$1,823,612	$1,283,152
Fair value adjustment	6,846	25,489
	$1,830,458	$1,308,641

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2022 and December 31, 2021 were $2.8 billion and $2.4 billion, while the related estimated fair values were $41.1 million and $0.4 million, respectively.

Allowance for Credit Losses on Loans

For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Estimates” set forth in Part II, Item 7 of our 2021 Form 10-K.

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

The COVID-19 pandemic has adversely impacted financial markets and overall economic conditions, and may continue to have implications on borrowers across our lending portfolios. Significant judgment is required to estimate the severity and duration of the current economic uncertainties, as well as its potential impact on borrower defaults and loss severity. In particular, macroeconomic conditions and forecasts are rapidly changing and remain highly uncertain.

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of March 31, 2022, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in March 2022.

During our previous quarterly macroeconomic assessment as of December 31, 2021, we utilized the consensus scenario published by Moody’s Analytics. The S7 economic scenario selected as of March 31, 2022 was based on our evaluation of the Moody’s baseline economic forecast compared to other industry surveys over the reasonable and supportable period and our assessment of the reasonableness of impacts associated with key monetary and fiscal policy assumptions.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		March 31,	December 31,	September 30,	June 30,	March 31,
		2022	2021	2021	2021	2021
GDP growth rates:
	Q1 2021					5.0%
	Q2 2021				10.8%	6.5%
	Q3 2021			5.0%	6.6%	6.7%
	Q4 2021		6.7%	7.5%	6.9%	4.8%
	Q1 2022	0.7%	3.6%	4.6%	5.4%	3.2%
	Q2 2022	4.7%	3.5%	2.8%	2.8%	2.5%
	Q3 2022	2.4%	2.3%	1.3%	2.3%	2.1%
	Q4 2022	2.6%	2.7%	1.5%	1.8%
	Q1 2023	2.9%	3.0%	2.4%
	Q2 2023	3.0%	2.4%
	Q3 2023	3.1%

Unemployment rates:
	Q1 2021					6.3%
	Q2 2021				5.8%	6.2%
	Q3 2021			5.2%	5.2%	5.8%
	Q4 2021		4.3%	4.5%	4.5%	5.4%
	Q1 2022	3.9%	4.3%	3.9%	4.0%	5.1%
	Q2 2022	3.7%	4.0%	3.5%	3.7%	4.9%
	Q3 2022	3.5%	3.8%	3.4%	3.6%	4.7%
	Q4 2022	3.4%	3.6%	3.3%	3.5%
	Q1 2023	3.4%	3.7%	3.3%
	Q2 2023	3.3%	3.7%
	Q3 2023	3.2%

As of March 31, 2022, our economic forecast was revised lower since December 31, 2021. Real GDP growth rate forecasts assume lower consumer and business spending due to increases in various inflation metrics, recent military conflict between Russia and Ukraine, and further disruptions in global supply chains. We also considered uncertainty of additional fiscal stimulus from the Build Back Better proposal and its impact on future government spending. Unemployment rates continued to trend lower quarter-over-quarter despite tight labor market conditions and were updated for recent economic data. The Federal Reserve also ended its quantitative easing bond purchase program in March and increased the federal funds target rate to 0.25% - 0.50%. Our S7 economic forecast continues to consider additional risks to U.S. economic recovery from recent inflation rates observed higher than Moody’s baseline scenario and assumes the Federal Reserve increases the federal funds rate to 1.4% by the end of 2022 and 3.1% by the end of 2023.

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

During the three months ended March 31, 2022, the increase in the allowance reflected a slower U.S. economic outlook since the prior quarter, significantly offset by decreases in specific reserves and positive risk rating grade migration. The net impact to the allowance of changes associated with individually evaluated loans during the three months ended March 31, 2022 included a provision for credit losses of $0.3 million, while collectively evaluated loans included a reversal of credit losses of $0.2 million. The changes in the allowance for credit losses during the current period were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended March 31, 2022 were also impacted by net charge-offs of $0.3 million.

As discussed under the section titled “Loan Portfolio” earlier in this Item 2, the Bank’s actions beginning in 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. This deteriorating economic outlook resulted in a significant build in the allowance and included provision for credit losses through the second quarter of 2020. During 2021, improvement in both economic results and the macroeconomic outlook, coupled with government stimulus and positive risk rating grade migration within the Bank, resulted in aggregate reversals of a significant portion of previously recorded credit losses. As a result, the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, was 1.31% as of March 31, 2022, down from a high since the initial impacts of the COVID-19 pandemic of 2.63% as of September 30, 2020.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
March 31, 2022	For Investment	Losses	Investment
Commercial real estate	$3,105,734	$60,361	1.94%
Commercial and industrial (1)	1,445,728	19,960	1.38%
Construction and land development	942,929	5,515	0.58%
1-4 family residential	1,394,334	4,340	0.31%
Consumer	27,917	499	1.79%
	6,916,642	90,675	1.31%

Broker-dealer	506,513	340	0.07%
Mortgage warehouse lending	337,097	170	0.05%
Paycheck Protection Program	37,651	—	—%
	$7,797,903	$91,185	1.17%
(1)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending and PPP loans.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of March 31, 2022, excluding margin loans in the broker-dealer segment, the banking segment mortgage warehouse and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes consumer and business confidence increases as new cases, hospitalizations and deaths from COVID-19, military conflicts between Russia and Ukraine, and global supply chain concerns recede faster than expected. Real GDP is expected to grow 8.5% in the second quarter of 2022, 7.0% in the third quarter of 2022, 6.0% in the fourth quarter of 2022, and 5.7% in the first quarter of 2023. Average unemployment rates are expected to decline to 3.3% by the second quarter of 2022 and 2.9% by the end of 2023. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and monetary policy increases the federal funds rate at a slower pace to 2.5% by early 2025. Additional government infrastructure and social program fiscal spending of $0.6 trillion has also been approved to begin in the third quarter of 2022.

Compared to our economic forecast, the downside scenario assumes consumer and business confidence declines as new cases, hospitalizations and deaths from COVID-19 rise, military conflict between Russia and Ukraine worsens significantly and persists longer than anticipated, and global supply chain issues intensify increasing inflation rates substantially. As a result, consumer confidence and spending erode causing the economy to fall back into recession. Real GDP is expected to decrease 3.6% in the second quarter of 2022, 3.5% in the third quarter of 2022, and 2.0% in the fourth quarter of 2022. Average unemployment rates are expected to increase to 7.2% by the fourth quarter of 2022 and 7.9% by the second quarter of 2023, but improves to 7.1% by year-end and reverts back to historical average rates over time. The Federal Reserve increases the federal funds rate to 1.3% by the fourth quarter of 2022 to slow inflation, but proceeds to reduce it to a near 0% target by the fourth quarter of 2023 where it is maintained until early 2025 to support the economy. Disagreements in Congress prevent any additional stimulus from being enacted beyond the American Rescue Plan and Infrastructure Investment and Jobs Acts passed in 2021.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $13 million or a weighted average expected loss rate of 0.9% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $32 million or a weighted average expected loss rate of 1.6% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

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

	Three Months Ended March 31,
Loans Held for Investment	2022	2021
Balance, beginning of period	$91,352	$149,044
Provision for (reversal of) credit losses	115	(5,109)
Recoveries of loans previously charged off:
Commercial real estate	32	14
Commercial and industrial	907	433
Construction and land development	—	—
1-4 family residential	13	409
Consumer	103	76
Broker-dealer	—	—
Total recoveries	1,055	932
Loans charged off:
Commercial real estate	—	—
Commercial and industrial	1,209	179
Construction and land development	—	—
1-4 family residential	15	110
Consumer	113	79
Broker-dealer	—	—
Total charge-offs	1,337	368
Net recoveries (charge-offs)	(282)	564
Balance, end of period	$91,185	$144,499

Average total loans for the period	$7,839,047	$7,645,883
Total loans held for investment, end of period	$7,797,903	$7,810,657
Ratios:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.01)%	0.03%
Non-accrual loans to total loans held for investment	2.23%	4.01%
Allowance for credit losses on loans held for investment to:
Total loans held for investment	1.17%	1.85%
Non-accrual loans held for investment	210.18%	184.60%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans decreased by $6.8 million from December 31, 2021 to March 31, 2022. These changes in non-accrual loans were impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $1.9 million and $2.9 million at March 31, 2022 and December 31, 2021, respectively.

In addition to changes in non-accrual loans classified as loans held for sale, the decrease in non-accrual loans during 2022 was primarily due to principal paydowns associated with several commercial and industrial and commercial real estate non-owner occupied loan relationships.

As previously discussed in detail within this section, the allowance for credit losses has fluctuated from period to period, which impacted the resulting ratios noted in the table above.

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the table below (dollars in thousands).

	March 31, 2022		December 31, 2021
		% of		% of
		Gross		Gross
Allocation of the Allowance for Credit Losses	Reserve	Loans	Reserve	Loans
Commercial real estate	$60,361	39.83%	$59,354	38.61%
Commercial and industrial	20,130	23.35%	21,982	23.80%
Construction and land development	5,515	12.09%	4,674	11.33%
1-4 family residential	4,340	17.88%	4,589	16.54%
Consumer	499	0.36%	578	0.41%
Broker-dealer	340	6.49%	175	9.31%
Total	$91,185	100.00%	$91,352	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	March 31,	December 31,	September 31,	June 30,	March 31,
	2022	2021	2021	2021	2021
Commercial real estate	$60,361	$59,354	$68,535	$77,633	$104,126
Commercial and industrial	20,130	21,982	30,545	27,866	28,513
Construction and land development	5,515	4,674	5,100	5,185	7,249
1-4 family residential	4,340	4,589	4,538	3,659	3,388
Consumer	499	578	504	592	944
Broker-dealer	340	175	290	334	279
	$91,185	$91,352	$109,512	$115,269	$144,499

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$5,880	$8,388
Other noninterest expense	607	419
Balance, end of period	$6,487	$8,807

During the three months ended March 31, 2022 the increase in the reserve for unfunded commitments was primarily due to increases in both loan expected loss rates and available commitment balances.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had one credit relationship totaling $3.1 million of potential problem loans at March 31, 2022, compared with two credit relationships totaling $3.1 million of potential problem loans at December 31, 2021.

Non-Performing Assets

In response to the COVID-19 pandemic, the CARES Act was passed in March 2020, which among other things, allowed the Bank to suspend the TDR requirements for certain loan modifications to be categorized as a TDR. Subsequent legislation extended such provisions through January 1, 2022. Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in the PPP as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan.

The following table presents components of our non-performing assets (dollars in thousands).

	March 31,	December 31,
	2022	2021	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$6,153	$6,601	$(448)
Commercial and industrial	18,486	22,478	(3,992)
Construction and land development	1	2	(1)
1-4 family residential	18,723	21,123	(2,400)
Consumer	21	23	(2)
Broker-dealer	—	—	—
	$43,384	$50,227	$(6,843)
Troubled debt restructurings included in accruing loans held for investment	890	922	(32)
Non-performing loans	$44,274	$51,149	$(6,875)

Non-performing loans as a percentage of total loans	0.47%	0.52%	(0.05)%

Other real estate owned	$2,175	$2,833	$(658)

Other repossessed assets	$—	$—	$—

Non-performing assets	$46,449	$53,982	$(7,533)

Non-performing assets as a percentage of total assets	0.25%	0.29%	(0.04)%

Loans past due 90 days or more and still accruing	$87,489	$60,775	$26,714

At March 31, 2022, non-accrual loans included 38 commercial and industrial relationships with loans secured by accounts receivable, equipment and notes receivable. Non-accrual loans at March 31, 2022 also included $1.9 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2021, non-accrual loans included 45 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2021 also included $2.9 million of loans secured by residential real estate which were classified as loans held for sale.

At March 31, 2022, TDRs were comprised of $0.9 million of loans that are considered to be performing and accruing, and $6.0 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2021, TDRs were comprised of $0.9 million of loans that are considered to be performing and accruing, and $5.9 million of loans that were considered to be non-performing reported in non-accrual loans.

OREO decreased from December 31, 2021 to March 31, 2022, primarily due to disposals and valuation adjustments totaling $0.7 million, partially offset by additions totaling $0.1 million. At both March 31, 2022 and December 31, 2021, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at March 31, 2022 and December 31, 2021, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. The increase in loans past due 90 days or more and still accruing at March 31, 2022, compared to December 31, 2021, was primarily due to an increase in forbearance requests during the first quarter of 2022. As of March 31, 2022, $37.4 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced that it would temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of March 31, 2022. As of March 31, 2022, $37.4 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. In an effort to assist its customers avoid overdraft-related fees, our banking segment plans to implement certain fee enhancements during the fourth quarter of 2022. Such fee enhancements are not expected to have a material impact on its overall operating results.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$4,507,661	0.00%	$3,729,994	0.00%
Interest-bearing demand deposits	6,894,289	0.18%	5,625,682	0.24%
Savings deposits	348,018	0.05%	270,475	0.07%
Time deposits	959,517	0.47%	1,730,418	1.04%
	$12,709,485	0.13%	$11,356,569	0.28%

The following table presents the scheduled maturities of uninsured deposits greater than $250,000 as of March 31, 2022 (in thousands).

Months to maturity:
3 months or less	$91,386
3 months to 6 months	70,875
6 months to 12 months	161,706
Over 12 months	92,312
$416,279

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	March 31, 2022		December 31, 2021
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$835,054	0.94%	$859,444	1.22%	$(24,390)
Notes payable	395,479	4.84%	387,904	5.79%	7,575
Junior subordinated debentures	—	—%	—	3.45%	—
	$1,230,533	2.10%	$1,247,348	1.32%	$(16,815)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The decrease in short-term borrowings at March 31, 2022, compared with December 31, 2021, primarily included decreases in short-term bank loans and securities sold under agreements to repurchase by the Hilltop Broker-Dealers, partially offset by an increase in federal funds purchased by the banking segment. Notes payable at March 31, 2022 was comprised of $149.2 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.1 million and mortgage origination segment borrowings of $49.2 million. As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At March 31, 2022, Hilltop had $384.5 million in cash and cash equivalents, an increase of $16.6 million from $367.9 million at December 31, 2021. This increase in cash and cash equivalents was primarily due to the receipt of $55.7 million of dividends from subsidiaries, significantly offset by $11.8 million in cash dividends declared and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

COVID-19

The COVID-19 pandemic has adversely impacted financial markets and overall economic conditions, and may continue to have implications on our business and operations. The extent of the impact of the pandemic on our operational and financial performance for the remainder of 2022 is currently uncertain and will depend on certain developments outside of our control, including, among others, the ongoing distribution and effectiveness of vaccines, emergence of new variants of the virus, government stimulus, the ultimate impact of the pandemic on our customers and clients, and additional, or extended, federal, state and local government orders and regulations that might be imposed in response to the pandemic.

Dividend Declaration

On April 21, 2022, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on May 27, 2022 to all common stockholders of record as of the close of business on May 13, 2022.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2022, there were no stock repurchases.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2022, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At March 31, 2022, $200.0 million of our Subordinated Notes was outstanding.

Junior Subordinated Debentures

Following receipt of regulatory approval, during June, July and August 2021, PCC submitted to the trustees of each of the statutory trusts a notice to redeem in full outstanding Debentures of $67.0 million issued by PCC, which resulted in the full redemption to the holders of the associated preferred securities and common securities during the third quarter of 2021.

The Debentures, which were held by four statutory trusts created for the sole purpose of issuing and selling preferred securities and common securities used to acquire the Debentures, had an original stated term of 30 years with original maturities ranging from July 2031 to February 2038. The Debentures were callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At March 31, 2022, PCC had no remaining borrowings associated with the Debentures. The redemptions noted above were funded from available cash balances held at PCC.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at March 31, 2022 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of March 31, 2022 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum
			Capital
			Requirements
			Including
			Conservation	To Be Well
	March 31, 2022		Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,445,107	9.74%	4.0%	5.0%
Hilltop	2,274,879	12.46%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,445,107	15.37%	7.0%	6.5%
Hilltop	2,274,879	21.27%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,445,107	15.37%	8.5%	8.0%
Hilltop	2,274,879	21.27%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,521,598	16.18%	10.5%	10.0%
Hilltop	2,550,742	23.85%	10.5%	N/A

We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our 2021 Form 10-K.

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

Given the continued strong cash and liquidity levels at the Bank, the Bank’s borrowing capacity available liquidity position and access to secured funding sources continues to be at a heightened level as summarized in the following table (in millions).

	March 31,	December 31,
	2022	2021
FHLB capacity	$4,093	$4,221
Investment portfolio (available)	1,462	1,478
Fed deposits (excess daily requirements)	2,728	2,686
	$8,283	$8,385

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at March 31, 2022 continues to be at a heightened level. The Bank is targeting available liquidity of between approximately $5 billion and $6 billion during the remainder of 2022 given general economic uncertainties. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 10.37% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 5.40% of the Bank’s total deposits at March 31, 2022. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2022, Hilltop Securities had credit arrangements with four unaffiliated banks, with maximum aggregate commitments of up to $600.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At March 31, 2022, Hilltop Securities had borrowed $25.5 million under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of March 31, 2022, the weighted average maturity of the CP Notes was 143 days at a rate of 1.17% with a weighted average remaining life of 77 days. At March 31, 2022, the aggregate amount outstanding under these secured arrangements was $354.6 million, which was collateralized by securities held for firm accounts valued at $381.4 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which has an aggregate commitment of $2.7 billion, of which $1.5 billion was drawn at March 31, 2022. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at March 31, 2022.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At March 31, 2022, these ABAs had combined available lines of credit totaling $175.0 million, $55.0 million of which was with a single unaffiliated bank, and the remaining $120.0 million of which was with the Bank. At March 31, 2022, Ventures Management had outstanding borrowings of $63.2 million, $14.0 million of which was with the Bank.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

Since December 31, 2021, there have been no material changes in other material contractual obligations disclosed within the section captioned “Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees” set forth in Part II, Item 7 of our 2021 Form 10-K.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.3 billion at March 31, 2022 and outstanding financial and performance standby letters of credit of $106.2 million at March 31, 2022.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

Critical Accounting Estimates

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, mortgage servicing rights asset, goodwill and identifiable intangible assets, mortgage loan indemnification liability and acquisition accounting. Since December 31, 2021, there have been no changes in critical accounting estimates as further described under “Critical Accounting Estimates” in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2022 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2021 Form 10-K, except as discussed below.

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

	March 31, 2022
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,654,588	$1,323,720	$1,706,483	$716,255	$381,840	$8,782,886
Securities	295,498	257,948	536,525	388,829	983,104	2,461,904
Federal funds sold and securities purchased under agreements to resell	100,408	—	—	—	—	100,408
Other interest sensitive assets	2,740,716	—	—	—	29,558	2,770,274
Total interest sensitive assets	7,791,210	1,581,668	2,243,008	1,105,084	1,394,502	14,115,472

Interest sensitive liabilities:
Interest bearing checking	$6,597,851	$—	$—	$—	$—	$6,597,851
Savings	356,036	—	—	—	—	356,036
Time deposits	218,443	559,091	133,589	23,770	—	934,893
Notes payable and other borrowings	286,618	166	523	666	2,577	290,550
Total interest sensitive liabilities	7,458,948	559,257	134,112	24,436	2,577	8,179,330

Interest sensitivity gap	$332,262	$1,022,411	$2,108,896	$1,080,648	$1,391,925	$5,936,142

Cumulative interest sensitivity gap	$332,262	$1,354,673	$3,463,569	$4,544,217	$5,936,142

Percentage of cumulative gap to total interest sensitive assets	2.35%	9.60%	24.54%	32.19%	42.05%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2022 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$107,658	27.90%	$383,059	18.03%
+200	$69,416	17.99%	$263,603	12.41%
+100	$33,254	8.62%	$151,698	7.14%
-50	$(14,454)	(3.75)%	$(133,855)	(6.30)%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2022 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

	March 31, 2022
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$193	$4,530	$35,750	$90,430	$130,903
U.S. government and government agency obligations	(101)	(5,434)	106	208,384	202,955
Corporate obligations	1,560	17,576	5,933	24,968	50,037
Total debt securities	1,652	16,672	41,789	323,782	383,895
Corporate equity securities	(15,093)	—	—	—	(15,093)
Other	5,219	—	—	—	5,219
	$(8,222)	$16,672	$41,789	$323,782	$374,021

Weighted average yield
Municipal obligations	0.00%	4.98%	4.45%	4.03%	4.17%
U.S. government and government agency obligations	1.64%	2.02%	2.44%	5.97%	5.36%
Corporate obligations	2.04%	3.37%	4.26%	3.28%	3.36%

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

Consolidated

At March 31, 2022, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $399 million, and included $350 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at March 31, 2022 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+300	$137,967	34.01%
+200	$89,366	22.03%
+100	$43,170	10.64%
-50	$(19,335)	(4.77)%

The projected changes in net interest income to changes in interest rates at March 31, 2022 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 13 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2021 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2022	—	$—	—	$100,000,000
February 1 - February 28, 2022	—	—	—	100,000,000
March 1 - March 31, 2022	—	—	—	100,000,000
Total	—	$—	—
(1)	On January 27, 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1

First Amendment to Employment Agreement by and between Hilltop Holdings Inc. and Martin B. Winges, dated as of March 31, 2022, but effective as of February 19, 2022 (filed as Exhibit 10.7.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2022.

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

HILLTOP HOLDINGS INC.

Date: April 25, 2022	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)