Form 10-Q
period 2022-06-30
Hilltop Holdings Inc.
filed 2022-07-25
CIK 1265131

HOW

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant's common stock outstanding at July 22, 2022 was 64,576,333.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$1,783,554	$2,823,138
Federal funds sold	381	385
Assets segregated for regulatory purposes	120,816	221,740
Securities purchased under agreements to resell	139,929	118,262
Securities:
Trading, at fair value	593,273	647,998
Available for sale, at fair value, net (amortized cost of $1,667,837 and $2,148,635, respectively)	1,562,222	2,130,568
Held to maturity, at amortized cost, net (fair value of $876,531 and $276,296, respectively)	920,583	267,684
Equity, at fair value	197	250
	3,076,275	3,046,500

Loans held for sale	1,491,579	1,878,190
Loans held for investment, net of unearned income	7,930,619	7,879,904
Allowance for credit losses	(95,298)	(91,352)
Loans held for investment, net	7,835,321	7,788,552

Broker-dealer and clearing organization receivables	1,049,830	1,672,946
Premises and equipment, net	195,361	204,438
Operating lease right-of-use assets	106,806	112,328
Mortgage servicing rights	121,688	86,990
Other assets	513,570	452,880
Goodwill	267,447	267,447
Other intangible assets, net	13,182	15,284
Total assets	$16,715,739	$18,689,080

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$4,601,643	$4,577,183
Interest-bearing	7,319,143	8,240,894
Total deposits	11,920,786	12,818,077

Broker-dealer and clearing organization payables	934,818	1,477,300
Short-term borrowings	822,649	859,444
Securities sold, not yet purchased, at fair value	135,968	96,586
Notes payable	389,722	387,904
Operating lease liabilities	124,406	130,960
Other liabilities	329,987	369,606
Total liabilities	14,658,336	16,139,877
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 64,576,333 and 78,964,978 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	646	790
Additional paid-in capital	1,039,261	1,274,446
Accumulated other comprehensive loss	(95,279)	(10,219)
Retained earnings	1,085,208	1,257,014
Deferred compensation employee stock trust, net	695	752
Employee stock trust (33,635 and 5,749 shares, at cost, at June 30, 2022 and December 31, 2021, respectively)	(954)	(115)
Total Hilltop stockholders' equity	2,029,577	2,522,668
Noncontrolling interests	27,826	26,535
Total stockholders' equity	2,057,403	2,549,203
Total liabilities and stockholders' equity	$16,715,739	$18,689,080

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$98,728	$104,162	$189,136	$208,439
Securities borrowed	10,498	15,586	19,315	44,558
Securities:
Taxable	17,288	11,125	32,869	21,376
Tax-exempt	2,141	2,338	4,560	4,440
Other	6,478	1,607	8,790	2,927
Total interest income	135,133	134,818	254,670	281,740

Interest expense:
Deposits	5,456	6,176	9,649	13,917
Securities loaned	8,512	12,345	15,984	37,831
Short-term borrowings	3,020	2,374	5,065	4,386
Notes payable	3,809	5,253	8,246	10,050
Junior subordinated debentures	—	577	—	1,139
Other	2,280	177	3,679	819
Total interest expense	23,077	26,902	42,623	68,142

Net interest income	112,056	107,916	212,047	213,598
Provision for (reversal of) credit losses	5,336	(28,720)	5,451	(33,829)
Net interest income after provision for (reversal of) credit losses	106,720	136,636	206,596	247,427

Noninterest income:
Net gains from sale of loans and other mortgage production income	97,543	199,625	208,437	466,705
Mortgage loan origination fees	42,378	42,146	74,440	85,301
Securities commissions and fees	34,757	38,300	71,903	76,614
Investment and securities advisory fees and commissions	32,002	32,268	61,707	59,963
Other	32,593	27,560	39,214	68,901
Total noninterest income	239,273	339,899	455,701	757,484

Noninterest expense:
Employees' compensation and benefits	205,327	248,486	405,346	518,839
Occupancy and equipment, net	24,231	25,004	48,997	49,433
Professional services	16,246	16,239	26,309	29,824
Other	52,739	53,639	104,241	111,934
Total noninterest expense	298,543	343,368	584,893	710,030

Income before income taxes	47,450	133,167	77,404	294,881
Income tax expense	12,127	31,234	17,942	69,004
Net income	35,323	101,933	59,462	225,877
Less: Net income attributable to noncontrolling interest	2,063	2,873	3,952	6,473
Income attributable to Hilltop	$33,260	$99,060	$55,510	$219,404

Earnings per common share:
Basic	$0.45	$1.21	$0.73	$2.68
Diluted	$0.45	$1.21	$0.73	$2.66

Weighted average share information:
Basic	73,693	81,663	76,389	81,914
Diluted	73,838	82,199	76,569	82,407

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$35,323	$101,933	$59,462	$225,877
Other comprehensive income (loss):
Change in fair value of cash flow and fair value hedges, net of tax of $808, $(71), $2,911 and $434, respectively	14,532	(2,391)	36,409	3,644
Net unrealized gains (losses) on securities available for sale, net of tax of $(8,804), $1,799, $(19,481) and $(4,175), respectively	(31,775)	5,999	(67,318)	(14,242)
Reclassification adjustment for gains (losses) included in net income, net of tax of $0, $0, $3 and $(21), respectively	—	(1)	10	(72)
Adjustment for unrealized losses on securities transferred from available-for sale to held-to-maturity, net of tax of $0, $0, $(17,033) and $0, respectively	—	—	(56,690)	—
Amortization of unrealized losses on securities transferred from available-for-sale to held-maturity, net of tax $760, $0, $760 and $0, respectively	2,529	—	2,529	—
Comprehensive income (loss)	20,609	105,540	(25,598)	215,207
Less: comprehensive income attributable to noncontrolling interest	2,063	2,873	3,952	6,473

Comprehensive income (loss) applicable to Hilltop	$18,546	$102,667	$(29,550)	$208,734

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, March 31, 2021	82,261	$823	$1,319,518	$3,486	$1,094,727	$752	6	$(121)	$2,419,185	$26,830	$2,446,015
Net income	—	—	—	—	99,060	—	—	—	99,060	2,873	101,933
Other comprehensive income	—	—	—	3,607	—	—	—	—	3,607	—	3,607
Stock-based compensation expense	—	—	4,192	—	—	—	—	—	4,192	—	4,192
Common stock issued to board members	4	—	150	—	—	—	—	—	150	—	150
Issuance of common stock related to share-based awards, net	129	1	(1,505)	—	—	—	—	—	(1,504)	—	(1,504)
Repurchases of common stock	(1,241)	(12)	(19,916)	—	(24,594)	—	—	—	(44,522)	—	(44,522)
Dividends on common stock ($0.12 per share)	—	—	—	—	(9,889)	—	—	—	(9,889)	—	(9,889)
Deferred compensation plan	—	—	—	—	—	2	—	—	2	—	2
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,608)	(3,608)
Balance, June 30, 2021	81,153	$812	$1,302,439	$7,093	$1,159,304	$754	6	$(121)	$2,470,281	$26,095	$2,496,376

Balance, March 31, 2022	79,439	$794	$1,275,649	$(80,565)	$1,267,415	$744	5	$(104)	$2,463,933	$26,662	$2,490,595
Net income	—	—	—	—	33,260	—	—	—	33,260	2,063	35,323
Other comprehensive loss	—	—	—	(14,714)	—	—	—	—	(14,714)	—	(14,714)
Stock-based compensation expense	—	—	2,105	—	—	—	—	—	2,105	—	2,105
Common stock issued to board members	6	—	153	—	—	—	—	—	153	—	153
Issuance of common stock related to share-based awards, net	—	—	(7)	—	—	—	—	—	(7)	—	(7)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.15 per share)	—	—	—	—	(11,918)	—	—	—	(11,918)	—	(11,918)
Deferred compensation plan	—	—	—	—	—	(49)	29	(850)	(899)	—	(899)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(899)	(899)
Balance, June 30, 2022	64,576	$646	$1,039,261	$(95,279)	$1,085,208	$695	34	$(954)	$2,029,577	$27,826	$2,057,403

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	219,404	—	—	—	219,404	6,473	225,877
Other comprehensive loss	—	—	—	(10,670)	—	—	—	—	(10,670)	—	(10,670)
Stock-based compensation expense	—	—	8,786	—	—	—	—	—	8,786	—	8,786
Common stock issued to board members	8	—	297	—	—	—	—	—	297	—	297
Issuance of common stock related to share-based awards, net	351	3	(2,253)	—	—	—	—	—	(2,250)	—	(2,250)
Repurchases of common stock	(1,391)	(13)	(22,320)	—	(27,138)	—	—	—	(49,471)	—	(49,471)
Dividends on common stock ($0.24 per share)	—	—	—	—	(19,754)	—	—	—	(19,754)	—	(19,754)
Deferred compensation plan	—	—	—	—	—	(17)	(1)	17	—	—	—
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7,086)	(7,086)
Balance, June 30, 2021	81,153	$812	$1,302,439	$7,093	$1,159,304	$754	6	$(121)	$2,470,281	$26,095	$2,496,376

Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	55,510	—	—	—	55,510	3,952	59,462
Other comprehensive loss	—	—	—	(85,060)	—	—	—	—	(85,060)	—	(85,060)
Stock-based compensation expense	—	—	7,219	—	—	—	—	—	7,219	—	7,219
Common stock issued to board members	11	—	305	—	—	—	—	—	305	—	305
Issuance of common stock related to share-based awards, net	469	4	(4,070)	—	—	—	—	—	(4,066)	—	(4,066)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.30 per share)	—	—	—	—	(23,767)	—	—	—	(23,767)	—	(23,767)
Deferred compensation plan	—	—	—	—	—	(57)	28	(839)	(896)	—	(896)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,661)	(2,661)
Balance, June 30, 2022	64,576	$646	$1,039,261	$(95,279)	$1,085,208	$695	34	$(954)	$2,029,577	$27,826	$2,057,403

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$59,462	$225,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	5,451	(33,829)
Depreciation, amortization and accretion, net	14,171	10,531
Deferred income taxes	2,585	2,380
Other, net	7,296	10,077
Net change in securities purchased under agreements to resell	(21,667)	(122,319)
Net change in trading securities	54,725	11,772
Net change in broker-dealer and clearing organization receivables	893,304	(190,385)
Net change in other assets	(1,432)	(45,972)
Net change in broker-dealer and clearing organization payables	(629,481)	44,751
Net change in other liabilities	(40,489)	(105,218)
Net change in securities sold, not yet purchased	39,382	53,161
Proceeds from sale of mortgage servicing rights asset	1,876	84,633
Change in valuation of mortgage servicing rights asset	(18,064)	(15,273)
Net gains from sales of loans	(208,437)	(466,705)
Loans originated for sale	(8,206,551)	(13,539,646)
Proceeds from loans sold	8,793,501	13,750,233
Net cash provided by (used in) operating activities	745,632	(325,932)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	39,631	22,887
Proceeds from sales, maturities and principal reductions of securities available for sale	190,943	385,411
Purchases of securities held to maturity	(6,254)	—
Purchases of securities available for sale	(470,617)	(764,283)
Purchases of equity securities	(30)	—
Net change in loans held for investment	(316,887)	249,069
Purchases of premises and equipment and other assets	(4,559)	(16,696)
Proceeds from sales of premises and equipment and other real estate owned	1,803	3,263
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(144)	(72)
Net cash used in investing activities	(566,114)	(120,421)
Financing Activities
Net change in deposits	(810,292)	517,962
Net change in short-term borrowings	(37,200)	220,024
Proceeds from notes payable	412,421	488,341
Payments on notes payable and junior subordinated debentures	(410,832)	(473,891)
Payments to repurchase common stock	(442,336)	(49,471)
Dividends paid on common stock	(23,767)	(19,754)
Net cash distributed to noncontrolling interest	(2,661)	(7,086)
Other, net	(5,363)	(2,586)
Net cash provided by (used in) financing activities	(1,320,030)	673,539

Net change in cash, cash equivalents and restricted cash	(1,140,512)	227,186
Cash, cash equivalents and restricted cash, beginning of period	3,045,263	1,353,303
Cash, cash equivalents and restricted cash, end of period	$1,904,751	$1,580,489

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,783,554	$1,372,818
Federal funds sold	381	387
Assets segregated for regulatory purposes	120,816	207,284
Total cash, cash equivalents and restricted cash	$1,904,751	$1,580,489
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$42,273	$69,479
Cash paid for income taxes, net of refunds	$6,840	$55,498
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$179	$1,805
Additions to mortgage servicing rights	$18,510	$50,115
Carrying amount of AFS securities transferred to HTM, net of $70,435 unrealized loss	$686,840	$—

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Accounting Standards Issued But Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02 to eliminate the recognition and measurement guidance on troubled debt restructurings for creditors, and require enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The amendments are effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition. Early adoption of certain or all of the amendments is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In June 2022, the FASB issued ASU 2022-03 to clarify the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction, and require specific disclosures for equity securities that are subject to such restrictions. The amendments are effective in periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2022 and December 31, 2021, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.37 billion and $1.78 billion, respectively, and the unpaid principal balance of those loans was $1.35 billion and $1.73 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2022	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,594	$584,679	$—	$593,273
Available for sale securities	—	1,562,222	—	1,562,222
Equity securities	197	—	—	197
Loans held for sale	—	1,330,651	41,732	1,372,383
Loans held for investment	—	—	9,027	9,027
Derivative assets	—	82,918	—	82,918
MSR asset	—	—	121,688	121,688
Securities sold, not yet purchased	68,543	67,425	—	135,968
Derivative liabilities	—	26,661	—	26,661

	Level 1	Level 2	Level 3	Total
December 31, 2021	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,628	$639,370	$—	$647,998
Available for sale securities	—	2,130,568	—	2,130,568
Equity securities	250	—	—	250
Loans held for sale	—	1,734,875	47,716	1,782,591
Derivative assets	—	48,122	—	48,122
MSR asset	—	—	86,990	86,990
Securities sold, not yet purchased	45,973	50,613	—	96,586
Derivative liabilities	—	21,816	—	21,816

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2022
Loans held for sale	$45,977	$13,456	$(12,090)	$1,094	$(6,705)	$—	$41,732
Loans held for investment	9,611	—	(562)	—	(22)	—	9,027
MSR asset	100,475	11,210	—	—	10,003	—	121,688
Total	$156,063	$24,666	$(12,652)	$1,094	$3,276	$—	$172,447

Six months ended June 30, 2022
Loans held for sale	$47,716	$20,442	$(24,748)	$5,838	$(7,516)	$—	$41,732
Loans held for investment	—	9,611	(562)	—	(22)	—	9,027
MSR asset	86,990	18,510	(1,876)	—	18,064	—	121,688
Total	$134,706	$48,563	$(27,186)	$5,838	$10,526	$—	$172,447

Three months ended June 30, 2021
Loans held for sale	$77,275	$18,962	$(22,272)	$(2,549)	$17	$—	$71,433
MSR asset	142,125	15,815	(31,850)	—	(1,593)	—	124,497
Total	$219,400	$34,777	$(54,122)	$(2,549)	$(1,576)	$—	$195,930

Six months ended June 30, 2021
Loans held for sale	$71,816	$31,456	$(29,511)	$(1,808)	$(520)	$—	$71,433
MSR asset	143,742	50,115	(84,633)	—	15,273	—	124,497
Total	$215,558	$81,571	$(114,144)	$(1,808)	$14,753	$—	$195,930

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2022.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For material Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	June 30, 2022				December 31, 2021
Loans held for sale	Market comparable	Projected price	86	-	89%	(87%)	94	-	95%	(95%)

Loans held for investment	Discounted cash flow	Discount rate			11.00%				—

MSR asset	Discounted cash flow	Constant prepayment rate			8.42%				10.02%
		Discount rate			12.15%				14.32%

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

The fair value of certain loans held for investment by the Company’s merchant bank subsidiary is measured using the income approach with Level 3 inputs. The fair value of such loans is based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment and discount rates, the most significant unobservable inputs, are discussed further in Note 7 to the consolidated financial statements. The decrease in the prepayment rate used to value the MSR asset at June 30, 2022, compared to December 31, 2021, reflects the effect of increased mortgage rates reducing consumer refinancing activity, while the decrease in the discount rate addresses recent market trends related to MSR sales during the same period.

The Company had no transfers between Levels 1 and 2 during the periods presented. Any transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.

The following table presents those changes in fair value of material instruments recognized in the consolidated statements of operations that are accounted for under the Fair Value Option (in thousands).

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$14,862	$—	$14,862	$45,439	$—	$45,439
Loans held for investment	(283)	—	(283)	—	—	—
MSR asset	10,003	—	10,003	(1,593)	—	(1,593)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(35,994)	$—	$(35,994)	$(22,517)	$—	$(22,517)
Loans held for investment	(283)	—	(283)	—	—	—
MSR asset	18,064	—	18,064	15,273	—	15,273

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2022	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,783,935	$1,783,935	$—	$—	$1,783,935
Assets segregated for regulatory purposes	120,816	120,816	—	—	120,816
Securities purchased under agreements to resell	139,929	—	139,929	—	139,929
Held to maturity securities	920,583	—	876,531	—	876,531
Loans held for sale	119,197	—	119,197	—	119,197
Loans held for investment, net	7,826,294	—	463,004	7,265,441	7,728,445
Broker-dealer and clearing organization receivables	1,049,830	—	1,049,830	—	1,049,830
Other assets	70,069	—	68,397	1,672	70,069

Financial liabilities:
Deposits	11,920,786	—	11,907,658	—	11,907,658
Broker-dealer and clearing organization payables	934,818	—	934,818	—	934,818
Short-term borrowings	822,649	—	822,649	—	822,649
Debt	389,722	—	389,722	—	389,722
Other liabilities	3,895	—	3,895	—	3,895

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2021	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,823,523	$2,823,523	$—	$—	$2,823,523
Assets segregated for regulatory purposes	221,740	221,740	—	—	221,740
Securities purchased under agreements to resell	118,262	—	118,262	—	118,262
Held to maturity securities	267,684	—	276,296	—	276,296
Loans held for sale	95,599	—	95,599	—	95,599
Loans held for investment, net	7,788,552	—	733,193	7,266,732	7,999,925
Broker-dealer and clearing organization receivables	1,672,946	—	1,672,946	—	1,672,946
Other assets	73,041	—	71,290	1,751	73,041

Financial liabilities:
Deposits	12,818,077	—	12,821,138	—	12,821,138
Broker-dealer and clearing organization payables	1,477,300	—	1,477,300	—	1,477,300
Short-term borrowings	859,444	—	859,444	—	859,444
Debt	387,904	—	387,904	—	387,904
Other liabilities	3,944	—	3,944	—	3,944

The Company held equity investments other than securities of $62.2 million and $54.0 million at June 30, 2022 and December 31, 2021, respectively, which are included within other assets in the consolidated balance sheets. Of the $62.2 million of such equity investments held at June 30, 2022, $28.2 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$27,986	$22,905	$16,817	$22,844
Additional investments	—	—	11,000	—
Upward adjustments	231	5,763	445	5,884
Impairments and downward adjustments	(34)	(704)	(79)	(764)
Dispositions	—	(975)	—	(975)
Balance, end of period	$28,183	$26,989	$28,183	$26,989

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2022	2021
U.S. Treasury securities	$3,689	$3,728
U.S. government agencies:
Bonds	17,303	3,410
Residential mortgage-backed securities	133,290	152,093
Collateralized mortgage obligations	124,997	126,389
Corporate debt securities	64,543	60,671
States and political subdivisions	226,986	285,376
Private-label securitized product	16,529	11,377
Other	5,936	4,954
Totals	$593,273	$647,998

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $136.0 million and $96.6 million at June 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$24,937	$—	$(600)	$24,337
U.S. government agencies:
Bonds	77,283	482	(443)	77,322
Residential mortgage-backed securities	486,800	80	(32,942)	453,938
Commercial mortgage-backed securities	189,572	62	(23,618)	166,016
Collateralized mortgage obligations	848,031	76	(45,584)	802,523
States and political subdivisions	41,214	163	(3,291)	38,086
Totals	$1,667,837	$863	$(106,478)	$1,562,222

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$14,937	$—	$(75)	$14,862
U.S. government agencies:
Bonds	43,448	838	(153)	44,133
Residential mortgage-backed securities	900,084	7,979	(9,617)	898,446
Commercial mortgage-backed securities	219,460	367	(9,128)	210,699
Collateralized mortgage obligations	926,783	2,547	(12,464)	916,866
States and political subdivisions	43,923	1,839	(200)	45,562
Totals	$2,148,635	$13,570	$(31,637)	$2,130,568

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2022	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$315,666	$—	$(15,987)	$299,679
Commercial mortgage-backed securities	196,733	19	(6,543)	190,209
Collateralized mortgage obligations	336,313	—	(15,802)	320,511
States and political subdivisions	71,871	28	(5,767)	66,132
Totals	$920,583	$47	$(44,099)	$876,531

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$9,892	$400	$—	$10,292
Commercial mortgage-backed securities	145,742	5,311	—	151,053
Collateralized mortgage obligations	43,990	476	—	44,466
States and political subdivisions	68,060	2,428	(3)	70,485
Totals	$267,684	$8,615	$(3)	$276,296

Additionally, the Company had unrealized net gains of $0.1 million and $0.2 million at June 30, 2022 and December 31, 2021 from equity securities with fair values of $0.2 million and $0.2 million held at June 30, 2022 and December 31, 2021. The Company recognized net losses of $0.1 million during both the three and six months ended June 30, 2022 and 2021, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2022 and 2021, net losses and gains recognized from equity securities sold were nominal.

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

	June 30, 2022			December 31, 2021
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	3	$24,337	$600	2	$14,862	$75
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	24,337	600	2	14,862	75
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	4,831	168	2	9,904	94
Unrealized loss for twelve months or longer	2	10,841	275	1	6,184	59
	3	15,672	443	3	16,088	153
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	108	388,795	25,793	52	548,392	6,915
Unrealized loss for twelve months or longer	8	58,313	7,149	17	104,378	2,702
	116	447,108	32,942	69	652,770	9,617
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	10	109,985	13,622	5	65,636	1,776
Unrealized loss for twelve months or longer	5	49,979	9,996	14	138,619	7,352
	15	159,964	23,618	19	204,255	9,128
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	117	748,245	42,634	72	618,464	11,316
Unrealized loss for twelve months or longer	8	22,853	2,950	10	62,647	1,148
	125	771,098	45,584	82	681,111	12,464
States and political subdivisions:
Unrealized loss for less than twelve months	42	22,054	2,535	14	5,576	200
Unrealized loss for twelve months or longer	6	1,970	756	—	—	—
	48	24,024	3,291	14	5,576	200
Total available for sale:
Unrealized loss for less than twelve months	281	1,298,247	85,352	147	1,262,834	20,376
Unrealized loss for twelve months or longer	29	143,956	21,126	42	311,828	11,261
	310	$1,442,203	$106,478	189	$1,574,662	$31,637

	June 30, 2022			December 31, 2021
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	30	$196,968	$9,481	—	$—	$—
Unrealized loss for twelve months or longer	15	102,710	6,506	—	—	—
	45	299,678	15,987	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	31	180,360	6,347	—	—	—
Unrealized loss for twelve months or longer	1	3,073	196	—	—	—
	32	183,433	6,543	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	47	247,023	11,557	—	—	—
Unrealized loss for twelve months or longer	9	73,481	4,245	—	—	—
	56	320,504	15,802	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	161	57,790	5,713	2	558	1
Unrealized loss for twelve months or longer	1	214	54	1	266	2
	162	58,004	5,767	3	824	3
Total held to maturity:
Unrealized loss for less than twelve months	269	682,141	33,098	2	558	1
Unrealized loss for twelve months or longer	26	179,478	11,001	1	266	2
	295	$861,619	$44,099	3	$824	$3

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2022 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$34,547	$34,413	$275	$275
Due after one year through five years	23,446	22,607	1,386	1,359
Due after five years through ten years	21,963	21,878	16,580	15,840
Due after ten years	63,478	60,847	53,630	48,658
	143,434	139,745	71,871	66,132

Residential mortgage-backed securities	486,800	453,938	315,666	299,679
Commercial mortgage-backed securities	189,572	166,016	196,733	190,209
Collateralized mortgage obligations	848,031	802,523	336,313	320,511
	$1,667,837	$1,562,222	$920,583	$876,531

The Company recognized net gains of $6.8 million and $11.1 million from its trading portfolio during the three months ended June 30, 2022 and 2021, respectively, and net losses of $4.7 million and net gains of $19.8 million during the six months ended June 30, 2022 and 2021. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $2.4 million and net losses from structured product trading activities of $8.9 million during the three months ended June 30, 2022 and 2021, respectively, and net gains from structured product trading activities of $9.1 million and $35.1 million during the six months ended June 30, 2022 and 2021. The Company had nominal other realized gains and losses on securities during the three months ended June 30, 2022 and 2021, respectively. Other realized gains on securities during the six months ended June 30, 2022 were nominal, compared with other realized losses on securities of $0.1 million during the six months ended June 30, 2021. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $806.5 million and $809.9 million (with a fair value of $753.9 million and $817.7 million, respectively) at June 30, 2022 and December 31, 2021, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at June 30, 2022 and December 31, 2021.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2022	2021
Commercial real estate	$3,262,628	$3,042,729
Commercial and industrial (1)	1,786,116	1,875,420
Construction and land development	922,047	892,783
1-4 family residential	1,468,962	1,303,430
Consumer	27,862	32,349
Broker-dealer (2)	463,004	733,193
	7,930,619	7,879,904
Allowance for credit losses	(95,298)	(91,352)
Total loans held for investment, net of allowance	$7,835,321	$7,788,552
(1)	Included loans totaling $7.0 million and $77.7 million at June 30, 2022 and December 31, 2021, respectively, funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	June 30, 2022			December 31, 2021			Interest Income Recognized
	With	With No		With	With No		Three Months Ended June 30,		Six Months Ended June 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2022	2021	2022	2021
Commercial real estate:
Non-owner occupied	$603	$653	$1,256	$413	$1,853	$2,266	$60	$54	$157	$128
Owner occupied	3,084	607	3,691	3,058	1,277	4,335	334	139	417	229
Commercial and industrial	9,112	4,203	13,315	16,536	5,942	22,478	439	331	627	474
Construction and land development	1	—	1	2	—	2	8	20	15	35
1-4 family residential	531	12,831	13,362	902	17,306	18,208	1,304	1,106	1,725	2,030
Consumer	19	—	19	23	—	23	—	(121)	—	(121)
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$13,350	$18,294	$31,644	$20,934	$26,378	$47,312	$2,145	$1,529	$2,941	$2,775

At June 30, 2022 and December 31, 2021, $3.2 million and $2.9 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis decreased from December 31, 2021 to June 30, 2022, by $15.7 million. The change in nonaccrual loans was primarily due to decreases in commercial and industrial loans of $9.2 million, 1-4 family residential loans of $4.8 million, and commercial real estate non-owner occupied loans of $1.0 million. The respective decreases in commercial and industrial loans and commercial real estate non-owner occupied loans in non-accrual status since December 31, 2021 were primarily due to principal paydowns, settlements, and charge-offs associated with five relationships.

The Company considers non-accrual loans to be collateral-dependent unless there are underlying mitigating circumstances, such as expected cash flow recovery. The practical expedient to measure the allowance using the fair value of the collateral has been implemented.

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

In March 2020, the CARES Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extended certain relief provisions from the CARES Act to January 1, 2022. The Bank’s novel coronavirus (“COVID-19”) payment deferral programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan.

There were two TDRs granted during the three months ended June 30, 2022 with a balance at date of extension of $3.0 million and a balance at June 30, 2022 of $3.0 million that do not qualify for the CARES Act exemption. There were three TDRs granted during the six months ended June 30, 2022 with a balance at date of extension of $3.6 million and a balance at June 30, 2022 of $3.1 million that do not qualify for the CARES Act exemption. During the three and six months ended June 30, 2021 there was one TDR granted with a balance at date of extension of $0.7 million and a balance at June 30, 2021 of $0.7 million that did not qualify for the CARES Act exemption. The Bank had no unadvanced commitments to borrowers whose loans had been restructured in TDRs at June 30, 2022 and nominal unadvanced commitments to such borrowers at December 31, 2021. There were no TDRs granted during the twelve months preceding June 30, 2022 and 2021 for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
June 30, 2022	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$—	$—	$198	$198	$1,910,938	$1,911,136	$—
Owner occupied	3,020	36	83	3,139	1,348,353	1,351,492	—
Commercial and industrial	9,086	59	8,025	17,170	1,768,946	1,786,116	—
Construction and land development	4,288	116	—	4,404	917,643	922,047	—
1-4 family residential	4,709	1,551	5,876	12,136	1,456,826	1,468,962	102
Consumer	191	15	18	224	27,638	27,862	—
Broker-dealer	—	—	—	—	463,004	463,004	—
	$21,294	$1,777	$14,200	$37,271	$7,893,348	$7,930,619	$102

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2021	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$117	$—	$1,173	$1,290	$1,728,409	$1,729,699	$—
Owner occupied	590	688	2,273	3,551	1,309,479	1,313,030	—
Commercial and industrial	1,059	277	13,640	14,976	1,860,444	1,875,420	1
Construction and land development	946	—	—	946	891,837	892,783	—
1-4 family residential	7,642	2,738	4,842	15,222	1,288,208	1,303,430	100
Consumer	123	22	22	167	32,182	32,349	—
Broker-dealer	—	—	—	—	733,193	733,193	—
	$10,477	$3,725	$21,950	$36,152	$7,843,752	$7,879,904	$101

In addition to the loans shown in the tables above, PrimeLending had $82.3 million and $60.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $82.8 million and $61.7 million, respectively) that were 90 days past due and accruing interest at June 30, 2022 and December 31, 2021, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of June 30, 2022, PrimeLending had $36.1 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

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

	Amortized Cost Basis by Origination Year
						2017 and
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$44,621	$74,976	$20,075	$9,882	$8,788	$11,757	$2	$170,101
Internal Grade 4-7 (Pass normal risk)	284,152	296,372	143,410	115,193	41,986	80,885	28,181	990,179
Internal Grade 8-11 (Pass high risk and watch)	82,153	166,149	181,713	81,382	72,866	92,202	1,550	678,015
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	37,929	14,659	4,093	8,222	25	6,657	—	71,585
Internal Grade 14 (Substandard non-accrual)	—	403	—	—	—	853	—	1,256
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$24,732	$111,984	$58,631	$18,662	$13,920	$60,532	$6,002	$294,463
Internal Grade 4-7 (Pass normal risk)	128,192	178,018	96,688	88,070	93,945	73,876	13,760	672,549
Internal Grade 8-11 (Pass high risk and watch)	45,893	70,970	92,234	30,607	63,765	30,528	13,571	347,568
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	4,185	487	6,090	3,029	6,246	13,184	—	33,221
Internal Grade 14 (Substandard non-accrual)	108	893	—	(4)	335	2,359	—	3,691
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$17,214	$29,527	$28,377	$23,373	$2,385	$2,819	$41,940	$145,635
Internal Grade 4-7 (Pass normal risk)	111,653	136,239	70,470	17,397	12,734	18,508	367,904	734,905
Internal Grade 8-11 (Pass high risk and watch)	53,684	81,940	53,889	20,382	3,850	5,998	268,569	488,312
Internal Grade 12 (Special mention)	92	—	—	—	—	—	—	92
Internal Grade 13 (Substandard accrual)	3,220	1,910	7,413	6,175	7,624	7,377	9,433	43,152
Internal Grade 14 (Substandard non-accrual)	241	1,442	11,094	—	229	309	—	13,315
Construction and land development
Internal Grade 1-3 (Pass low risk)	$9,291	$18,711	$22,587	$929	$1,514	$3,151	$—	$56,183
Internal Grade 4-7 (Pass normal risk)	172,579	283,798	51,938	15,522	3,381	2,208	60,345	589,771
Internal Grade 8-11 (Pass high risk and watch)	93,777	102,553	32,549	862	118	1,596	15,517	246,972
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	1,328	—	23	—	5,276	—	6,627
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	1	—	1
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	530	72	—	—	993	—	—	1,595
FICO greater than 720	11,714	5,822	55	—	—	—	—	17,591
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	3,133	174	—	—	—	—	—	3,307
1-4 family residential
FICO less than 620	$204	$814	$784	$834	$3,561	$23,679	$253	$30,129
FICO between 620 and 720	3,130	14,876	8,634	5,992	6,269	28,804	2,715	70,420
FICO greater than 720	194,965	816,610	111,904	48,471	30,196	54,972	3,279	1,260,397
Substandard non-accrual	—	—	(1)	—	266	13,097	—	13,362
Other (1)	54,621	28,516	3,146	2,503	583	4,705	580	94,654
Consumer
FICO less than 620	$1,288	$411	$138	$83	$15	$47	$336	$2,318
FICO between 620 and 720	2,824	2,020	670	573	44	401	1,809	8,341
FICO greater than 720	3,184	2,063	1,614	542	120	2	3,072	10,597
Substandard non-accrual	—	—	—	—	—	19	—	19
Other (1)	3,627	1,924	492	241	8	25	270	6,587

Total loans with credit quality measures	$1,392,936	$2,445,661	$1,008,687	$498,945	$375,766	$545,827	$839,088	$7,106,910
Commercial and industrial (mortgage warehouse lending)								$344,662
Commercial and industrial (Paycheck Protection Program loans)								$7,016
Commercial and industrial (loans accounted for at fair value)								$9,027
Broker-Dealer (margin loans and correspondent receivables)								$463,004
Total loans held for investment								$7,930,619

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2022. In addition, as of June 30, 2022, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of June 30, 2022. While the Company believes it has an appropriate allowance for the existing loan portfolio at June 30, 2022, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2021 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of June 30, 2022, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2022 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation to rise more than the baseline scenario as the military conflict between Russia and Ukraine persists longer than anticipated. Inflation continues to trend higher than expectation as supply-chain issues and reductions in disposable income persist during the reasonable and supportable period. Federal Reserve monetary policy raises interest rates faster and higher than the baseline scenario where the federal funds rate increases to 3.5% by the third quarter of 2023. Other significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

During the three and six months ended June 30, 2022, the increases in the allowance reflected a deteriorating U.S. economic outlook, partially offset by decreases in specific reserves and positive risk rating grade migration. The net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2022 included a reversal of credit losses of $1.3 million and $1.0 million, respectively, while collectively evaluated loans included a provision for credit losses of $6.6 million and $6.4 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2022 were also impacted by net charge-offs of $1.2 million and $1.5 million, respectively.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$60,361	$3,347	$—	$11	$63,719
Commercial and industrial	20,130	871	(1,892)	727	19,836
Construction and land development	5,515	(519)	—	—	4,996
1-4 family residential	4,340	1,212	(33)	35	5,554
Consumer	499	114	(99)	28	542
Broker-dealer	340	311	—	—	651
Total	$91,185	$5,336	$(2,024)	$801	$95,298

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$59,354	$4,322	$—	$43	$63,719
Commercial and industrial	21,982	(679)	(3,101)	1,634	19,836
Construction and land development	4,674	322	—	—	4,996
1-4 family residential	4,589	965	(48)	48	5,554
Consumer	578	45	(212)	131	542
Broker-dealer	175	476	—	—	651
Total	$91,352	$5,451	$(3,361)	$1,856	$95,298

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2021	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$104,126	$(26,527)	$(186)	$220	$77,633
Commercial and industrial	28,513	(106)	(1,242)	701	27,866
Construction and land development	7,249	(2,064)	—	—	5,185
1-4 family residential	3,388	269	(51)	53	3,659
Consumer	944	(347)	(74)	69	592
Broker-dealer	279	55	—	—	334
Total	$144,499	$(28,720)	$(1,553)	$1,043	$115,269

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2021	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$109,629	$(32,044)	$(186)	$234	$77,633
Commercial and industrial	27,703	450	(1,421)	1,134	27,866
Construction and land development	6,677	(1,492)	—	—	5,185
1-4 family residential	3,946	(588)	(161)	462	3,659
Consumer	876	(276)	(153)	145	592
Broker-dealer	213	121	—	—	334
Total	$149,044	$(33,829)	$(1,921)	$1,975	$115,269

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$6,487	$8,807	$5,880	$8,388
Other noninterest expense	444	(826)	1,051	(407)
Balance, end of period	$6,931	$7,981	$6,931	$7,981

During the three and six months ended June 30, 2021, the decreases in the reserve for unfunded commitments were primarily due to improvements in loan expected loss rates, while during the three and six months ended June 30, 2022, the increases in the reserve for unfunded commitments were primarily due to increases in both loan expected loss rates and available commitment balances.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$100,475	$142,125	$86,990	$143,742
Additions	11,210	15,815	18,510	50,115
Sales	—	(31,850)	(1,876)	(84,633)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	13,237	4,536	24,093	28,674
Due to customer payoffs	(3,234)	(6,129)	(6,029)	(13,401)
Balance, end of period	$121,688	$124,497	$121,688	$124,497

			June 30,	December 31,
			2022	2021
Mortgage loans serviced for others (2)			$6,940,571	$6,355,927
MSR asset as a percentage of serviced mortgage loans			1.75%	1.37%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in the three and six months ended June 30, 2021 are MSR asset fair value adjustments totaling $9.2 million and $18.9 million, respectively, which reflect the difference between the MSR carrying value and the sales price reflected in the letter of intent to sell the applicable MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2022	2021
Weighted average constant prepayment rate	8.42%	10.02%
Weighted average discount rate	12.15%	14.32%
Weighted average life (in years)	7.9	7.1

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2022	2021
Constant prepayment rate:
Impact of 10% adverse change	$(4,046)	$(2,603)
Impact of 20% adverse change	(7,852)	(5,315)
Discount rate:
Impact of 10% adverse change	(5,612)	(4,070)
Impact of 20% adverse change	(10,716)	(7,753)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $8.9 million and $16.2 million during the three months ended June 30, 2022 and 2021, respectively, and $17.5 million and $32.3 million during the six months ended June 30, 2022 and 2021, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2022	2021
Noninterest-bearing demand	$4,601,643	$4,577,183
Interest-bearing:
Demand accounts	3,081,043	3,270,522
Brokered - demand	50,552	114,393
Money market	2,888,175	3,433,341
Brokered - money market	54,449	98,614
Savings	328,619	345,795
Time	900,828	962,752
Brokered - time	15,477	15,477
	$11,920,786	$12,818,077

At June 30, 2022, remaining maturities of uninsured time deposits greater than $250,000 were $405.3 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2022	2021
Federal funds purchased	$352,950	$171,925
Securities sold under agreements to repurchase	180,645	191,547
Federal Home Loan Bank	—	—
Short-term bank loans	—	142,000
Commercial paper	289,054	353,972
	$822,649	$859,444

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

	Six Months Ended June 30,
	2022	2021
Average balance during the period	$477,533	$339,545
Average interest rate during the period	0.67%	0.36%

	June 30,	December 31,
	2022	2021
Average interest rate at end of period	1.48%	0.31%
Securities underlying the agreements at end of period:
Carrying value	$180,569	$191,483
Estimated fair value	$193,545	$205,734

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. The Company had no FHLB short-term borrowings during the three and six months ended June 30, 2022 and 2021.

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The Company had no such borrowings at June 30, 2022.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of June 30, 2022, the weighted average maturity of the CP Notes was 160 days at a rate of 1.80%, with a weighted average remaining life of 70 days. At June 30, 2022, the aggregate amount outstanding under these secured arrangements was $289.1 million, which was collateralized by securities held for firm accounts valued at $315.3 million.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2022	2021
Senior Notes due April 2025, net of discount of $794 and $886, respectively	$149,206	$149,114
Subordinated Notes due May 2030, net of discount of $658 and $704, respectively	49,342	49,296
Subordinated Notes due May 2035, net of discount of $2,130 and $2,220, respectively	147,870	147,780
Ventures Management lines of credit	43,304	41,714
	$389,722	$387,904

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	June 30,	December 31,
	2022	2021
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(5,653)	(5,358)
Premises and equipment, net	$2,127	$2,422

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$9,352	$9,746	$18,958	$19,403
Less operating lease and sublease income	(561)	(342)	(1,130)	(681)
Net operating lease cost	$8,791	$9,404	$17,828	$18,722

Finance lease cost:
Amortization of ROU assets	$147	$147	$295	$295
Interest on lease liabilities	121	132	245	266
Total finance lease cost	$268	$279	$540	$561

Supplemental cash flow information related to leases is as follows (in thousands).

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,713	$19,162
Operating cash flows from finance leases	247	266
Financing cash flows from finance leases	372	336
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,266	$28,935
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	June 30, 2022		December 31, 2021
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.7	3.84%	5.9	3.89%
Finance	4.3	4.87%	4.8	4.84%

Future minimum lease payments under lease agreements as of June 30, 2022, are presented below (in thousands).

	Operating Leases	Finance Leases
2022	$9,838	$622
2023	32,725	1,280
2024	24,373	1,163
2025	17,811	886
2026	14,400	813
Thereafter	39,980	598
Total minimum lease payments	139,127	5,362
Less amount representing interest	(14,721)	(1,566)
Lease liabilities	$124,406	$3,796

As of June 30, 2022, the Company had an additional operating lease that has not yet commenced with aggregate future minimum lease payments of approximately $0.1 million. This operating lease commenced in July 2022 with a lease term of three years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 25.6% and 23.5% for the three months ended June 30, 2022 and 2021, respectively, and 23.2% and 23.4% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the six months ended June 30, 2022 was higher than the applicable statutory rate primarily due to the impact of non-deductible compensation expense and other permanent adjustments.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

On June 8, 2022, WR Investments, LP (“WR”) filed claims against Hilltop Securities, et al. through FINRA Dispute Resolution, Midwest Region. WR alleges it suffered a $13.0 million loss in its sale of subordinated bonds related to a portfolio of senior living facilities sold by an affiliate of WR. Hilltop Securities believes the claims are without merit and intends to vigorously defend against such claims. There can be no assurance, however, that Hilltop Securities will be successful. At present, Hilltop Securities is unable to estimate the probability or amount of potential losses, if any, related to these claims.

In September 2020, PrimeLending received an investigative inquiry from the United States Attorney for the Western District of Virginia regarding PrimeLending’s float down option. At this time, the United States Attorney has requested certain materials with respect to this matter, and PrimeLending is fully cooperating with such requests.

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

At June 30, 2022 and December 31, 2021, the mortgage origination segment’s indemnification liability reserve totaled $23.8 million and $27.4 million, respectively. The provision for indemnification losses was $0.8 million and $2.5 million during the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $5.5 million during the six months ended June 30, 2022 and 2021, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$30,271	$30,137	$31,407	$30,085
Claims made	18,216	8,575	28,058	13,687
Claims resolved with no payment	(3,454)	(1,956)	(7,974)	(4,870)
Repurchases	(16,318)	(3,446)	(22,776)	(5,257)
Indemnification payments	—	(547)	—	(882)
Balance, end of period	$28,715	$32,763	$28,715	$32,763

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$27,250	$24,261	$27,424	$21,531
Additions for new sales	762	2,858	1,515	5,865
Repurchases	(4,211)	(274)	(4,775)	(398)
Early payment defaults	(51)	(25)	(122)	(36)
Indemnification payments	—	(122)	—	(264)
Change in reserves for loans sold in prior years	—	(326)	(292)	(326)
Balance, end of period	$23,750	$26,372	$23,750	$26,372

	June 30,	December 31,
	2022	2021
Reserve for Indemnification Liability:
Specific claims	$829	$345
Incurred but not reported claims	22,921	27,079
Total	$23,750	$27,424

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.5 billion at June 30, 2022 and outstanding financial and performance standby letters of credit of $103.6 million at June 30, 2022.

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

During the six months ended June 30, 2022 and 2021, Hilltop granted 10,748 and 8,285 shares of common stock, respectively, pursuant to the 2020 Equity Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the six months ended June 30, 2022 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2021	1,869	$23.16
Granted	537	$33.41
Vested/Released	(599)	$19.19
Forfeited	(117)	$23.83
Balance, June 30, 2022	1,690	$27.78

Vested/Released RSUs include an aggregate of 129,919 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 463,727 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the six months ended June 30, 2022, 321,504 that were outstanding at June 30, 2022, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the six months ended June 30, 2022, 135,558 that were outstanding at June 30, 2022, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At June 30, 2022, in the aggregate, 1,281,740 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 408,458 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2022, unrecognized compensation expense related to outstanding RSUs of $26.1 million is expected to be recognized over a weighted average period of 1.45 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of June 30, 2022 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	June 30, 2022		December 31, 2021		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,406,640	9.67%	$1,469,695	10.20%	4.0%	5.0%
Hilltop	1,853,729	10.53%	2,262,356	12.58%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,406,640	14.65%	1,469,695	16.00%	7.0%	6.5%
Hilltop	1,853,729	17.24%	2,262,356	21.22%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,406,640	14.65%	1,469,695	16.00%	8.5%	8.0%
Hilltop	1,853,729	17.24%	2,262,356	21.22%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,492,639	15.55%	1,540,100	16.77%	10.5%	10.0%
Hilltop	2,139,683	19.90%	2,532,008	23.75%	10.5%	N/A

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

At June 30, 2022, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$234,260	$4,035
Less: required net capital	10,505	250
Excess net capital	$223,755	$3,785

Net capital as a percentage of aggregate debit items	44.6%
Net capital in excess of 5% aggregate debit items	$207,997

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At June 30, 2022 and December 31, 2021, the Hilltop Broker-Dealers held cash of $120.8 million and $221.7 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2022 or December 31, 2021.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of June 30, 2022, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the six months ended June 30, 2022 and 2021, the Company declared and paid cash dividends of $0.30 and $0.24 per common share, or an aggregate of $23.8 million and $19.8 million, respectively.

On July 21, 2022, Hilltop’s board of directors declared a quarterly cash dividend of $0.15 per common share, payable on August 26, 2022, to all common stockholders of record as of the close of business on August 12, 2022.

Stock Repurchases

In January 2022, the Hilltop board of directors authorized a new stock repurchase program through January 2023, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 24 to the consolidated financial statements included in the Company’s 2021 Form 10-K.

Tender Offer

On May 2, 2022, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase shares of its common stock for an aggregate cash purchase price of up to $400 million. On May 27, 2022, including the exercise of its right to purchase up to an additional 2% of its outstanding shares, the Company completed its tender offer, repurchasing 14,868,469 shares of outstanding common stock at a price of $29.75 per share for a total of $442.3 million, excluding fees and expenses. The Company funded the tender offer with cash on hand. As a result of share repurchases during 2022, Hilltop has no further available share repurchase capacity associated with its previously authorized stock repurchase program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$(35,303)	$4,033	$(13,251)	$(225)
Hilltop Broker-Dealers	10,906	6,923	9,579	(15,272)
Bank	17	8	46	19

Hedging Derivative Instruments

The Company has entered into interest rate swap contracts to manage the exposure to changes in fair value associated with certain available for sale fixed rate collateralized mortgage backed securities and fixed rate loans held for investment attributable to changes in the designated benchmark interest rate. Certain of these fair value hedges have been designated as a portfolio layer, which provides the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. Additionally, the Company has outstanding interest rate swap contracts designated as cash flow hedges and utilized to manage the variability of cash flows associated with its variable rate borrowings.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	June 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$1,404,328	$15,061	$1,283,152	$25,489
Commitments to purchase MBSs	736,656	2,201	1,575,264	(674)
Commitments to sell MBSs	2,972,796	(4,938)	3,314,173	(355)
Interest rate swaps	46,849	836	68,413	(1,949)
U.S. Treasury bond futures and options (1)	257,900	—	247,800	—
Eurodollar and other futures (1)	2,807,000	—	2,061,800	—
Credit default swaps	2,000	2	7,000	(15)

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$360,000	$13,195	$190,000	$603
Interest rate swaps designated as fair value hedges (2)	336,034	29,900	221,232	3,207
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.
(2)	The Company designated $336.0 million and $221.2 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $306.1 million and $218.0 million as of June 30, 2022 and December 31, 2021, respectively), of which, a subset of these hedges are in last-of-layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $29.9 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively.

PrimeLending held cash collateral advances, in other liabilities within the consolidated balance sheets, of $9.3 million to offset net asset derivative positions on its commitments to sell MBSs at June 30, 2022. PrimeLending had advanced cash collateral totaling $0.5 million and $0.1 million to offset net liability positions on its commitments to sell MBSs at June 30, 2022 and December 31, 2021, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $10.5 million and $4.2 million on various derivative instruments at June 30, 2022 and December 31, 2021, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2022
Securities borrowed:
Institutional counterparties	$1,013,025	$—	$1,013,025	$(955,303)	$—	$57,722

Interest rate swaps:
Institutional counterparties	836	—	836	(820)	—	16

Credit default swaps:
Institutional counterparties	2	—	2	(2)	—	—

Reverse repurchase agreements:
Institutional counterparties	139,929	—	139,929	(138,023)	—	1,906

Forward MBS derivatives:
Institutional counterparties	2,877	—	2,877	(2,877)	—	—
	$1,156,669	$—	$1,156,669	$(1,097,025)	$—	$59,644
December 31, 2021
Securities borrowed:
Institutional counterparties	$1,518,372	$—	$1,518,372	$(1,445,590)	$—	$72,782

Reverse repurchase agreements:
Institutional counterparties	118,262	—	118,262	(118,262)	—	—

Forward MBS derivatives:
Institutional counterparties	2,955	(1,773)	1,182	(744)	—	438
	$1,639,589	$(1,773)	$1,637,816	$(1,564,596)	$—	$73,220

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2022
Securities loaned:
Institutional counterparties	$851,192	$—	$851,192	$(797,948)	$—	$53,244

Repurchase agreements:
Institutional counterparties	180,569	—	180,569	(193,282)	—	(12,713)

Forward MBS derivatives:
Institutional counterparties	11,451	(5,836)	5,615	(3,229)	—	2,386
	$1,043,212	$(5,836)	$1,037,376	$(994,459)	$—	$42,917
December 31, 2021
Securities loaned:
Institutional counterparties	$1,432,196	$—	$1,432,196	$(1,359,850)	$—	$72,346

Interest rate swaps:
Institutional counterparties	1,949	—	1,949	(1,919)	—	30

Credit default swaps:
Institutional counterparties	15	—	15	(15)	—	—

Repurchase agreements:
Institutional counterparties	191,483	—	191,483	(205,734)	—	(14,251)

Forward MBS derivatives:
Institutional counterparties	2,211	—	2,211	(2,211)	—	—
	$1,627,854	$—	$1,627,854	$(1,569,729)	$—	$58,125

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2022 and December 31, 2021.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2022	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	85,978	53,290	35,680	5,621	180,569

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	851,079	—	—	—	851,079
Total	$937,170	$53,290	$35,680	$5,621	$1,031,761

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,031,761
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2021	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$93,651	$—	$86,357	$11,475	$191,483

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,432,083	—	—	—	1,432,083
Total	$1,525,847	$—	$86,357	$11,475	$1,623,679

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,623,679
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2022	2021
Receivables:
Securities borrowed	$1,013,025	$1,518,372
Securities failed to deliver	27,945	5,664
Trades in process of settlement	—	144,773
Other	8,860	4,137
	$1,049,830	$1,672,946
Payables:
Securities loaned	$851,192	$1,432,196
Correspondents	22,691	20,571
Securities failed to receive	40,775	18,808
Trades in process of settlement	14,008	—
Other	6,152	5,725
	$934,818	$1,477,300

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

			Mortgage		All Other and	Hilltop
Three Months Ended June 30, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$101,259	$12,578	$(1,291)	$(3,190)	$2,700	$112,056
Provision for (reversal of) credit losses	5,025	311	—	—	—	5,336
Noninterest income	12,467	87,651	140,082	2,080	(3,007)	239,273
Noninterest expense	57,331	90,817	133,169	17,561	(335)	298,543
Income (loss) before taxes	$51,370	$9,101	$5,622	$(18,671)	$28	$47,450

			Mortgage		All Other and	Hilltop
Six Months Ended June 30, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$193,329	$24,096	$(3,127)	$(6,580)	$4,329	$212,047
Provision for (reversal of) credit losses	4,975	476	—	—	—	5,451
Noninterest income	25,237	148,341	283,276	3,846	(4,999)	455,701
Noninterest expense	115,761	171,464	268,027	30,354	(713)	584,893
Income (loss) before taxes	$97,830	$497	$12,122	$(33,088)	$43	$77,404

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage		All Other and	Hilltop
Three Months Ended June 30, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$105,468	$10,682	$(5,953)	$(4,687)	$2,406	$107,916
Provision for (reversal of) credit losses	(28,775)	55	—	—	—	(28,720)
Noninterest income	10,242	83,463	241,965	6,877	(2,648)	339,899
Noninterest expense	57,514	87,234	186,963	12,072	(415)	343,368
Income (loss) before taxes	$86,971	$6,856	$49,049	$(9,882)	$173	$133,167

			Mortgage		All Other and	Hilltop
Six Months Ended June 30, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$209,352	$21,196	$(13,051)	$(9,379)	$5,480	$213,598
Provision for (reversal of) credit losses	(33,950)	121	—	—	—	(33,829)
Noninterest income	21,566	182,086	552,409	7,383	(5,960)	757,484
Noninterest expense	113,302	178,638	397,297	21,660	(867)	710,030
Income (loss) before taxes	$151,566	$24,523	$142,061	$(23,656)	$387	$294,881

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
June 30, 2022
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,826,898	$2,659,850	$1,820,074	$2,444,889	$(4,035,972)	$16,715,739

December 31, 2021
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$14,944,249	$3,673,346	$2,207,822	$2,940,670	$(5,077,007)	$18,689,080

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share:
Income attributable to Hilltop	$33,260	$99,060	$55,510	$219,404

Weighted average shares outstanding - basic	73,693	81,663	76,389	81,914

Basic earnings per common share:	$0.45	$1.21	$0.73	$2.68

Diluted earnings per share:
Income attributable to Hilltop	$33,260	$99,060	$55,510	$219,404

Weighted average shares outstanding - basic	73,693	81,663	76,389	81,914
Effect of potentially dilutive securities	145	536	180	493
Weighted average shares outstanding - diluted	73,838	82,199	76,569	82,407

Diluted earnings per common share	$0.45	$1.21	$0.73	$2.66

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

The following historical consolidated data for the periods indicated has been derived from our historical consolidated financial statements included elsewhere in this Quarterly Report (dollars in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statement of Operations Data:
Net interest income	$112,056	$107,916	$212,047	$213,598
Provision for (reversal of) credit losses	5,336	(28,720)	5,451	(33,829)
Total noninterest income	239,273	339,899	455,701	757,484
Total noninterest expense	298,543	343,368	584,893	710,030
Income before income taxes	47,450	133,167	77,404	294,881
Income tax expense	12,127	31,234	17,942	69,004
Net income	35,323	101,933	59,462	225,877
Less: Net income attributable to noncontrolling interest	2,063	2,873	3,952	6,473
Income attributable to Hilltop	$33,260	$99,060	$55,510	$219,404

Per Share Data:
Diluted earnings per common share	$0.45	$1.21	$0.73	$2.66
Diluted weighted average shares outstanding	73,838	82,199	76,569	82,407
Cash dividends declared per common share	$0.15	$0.12	$0.30	$0.24
Dividend payout ratio (2)	33.33%	9.92%	41.10%	8.99%
Book value per common share (end of period)			$31.43	$30.44
Tangible book value per common share (1) (end of period)			$27.08	$26.93

			June 30,	December 31,
			2022	2021
Balance Sheet Data:
Total assets			$16,715,739	$18,689,080
Cash and due from banks			1,783,554	2,823,138
Securities			3,076,275	3,046,500
Loans held for sale			1,491,579	1,878,190
Loans held for investment, net of unearned income			7,930,619	7,879,904
Allowance for credit losses			(95,298)	(91,352)
Total deposits			11,920,786	12,818,077
Notes payable			389,722	387,904
Total stockholders' equity			2,057,403	2,549,203

Capital Ratios:
Common equity to assets ratio			12.14%	13.50%
Tangible common equity to tangible assets (1)			10.64%	12.17%

(1) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

(2) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

Consolidated income before income taxes during the three and six months ended June 30, 2022 included the following contributions from our reportable business segments.

●	The banking segment contributed $51.4 million and $97.8 million of income before income taxes during the three and six months ended June 30, 2022;
●	The broker-dealer segment contributed $9.1 million and $0.5 million of income before income taxes during the three and six months ended June 30, 2022; and
●	The mortgage origination segment contributed $5.6 million and $12.1 million of income before income taxes during the three and six months ended June 30, 2022.

During the six months ended June 30, 2022, we declared and paid total common dividends of $23.8 million.

On July 21, 2022, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on August 26, 2022 to all common stockholders of record as of the close of business on August 12, 2022.

On May 2, 2022, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $400 million, inclusive of the aforementioned stock repurchase program. On May 27, 2022, including the exercise of our right to purchase up to an additional 2% of our outstanding shares, we completed our tender offer, repurchasing 14,868,469 shares of outstanding common stock at a price of $29.75 per share for a total of $442.3 million, excluding fees and expenses. We funded the tender offer with cash on hand. As a result of share repurchases during 2022, we have no further available share repurchase capacity associated with our previously authorized stock repurchase program.

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

	June 30,
	2022	2021
Book value per common share	$31.43	$30.44
Effect of goodwill and intangible assets per share	(4.35)	(3.51)
Tangible book value per common share	$27.08	$26.93

	June 30,	December 31,
	2022	2021
Hilltop stockholders’ equity	$2,029,577	$2,522,668
Less: goodwill and intangible assets, net	280,629	282,731
Tangible common equity	$1,748,948	$2,239,937

Total assets	$16,715,739	$18,689,080
Less: goodwill and intangible assets, net	280,629	282,731
Tangible assets	$16,435,110	$18,406,349

Equity to assets	12.14%	13.50%
Tangible common equity to tangible assets	10.64%	12.17%

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

Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in both the initial and second round PPP efforts as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. The Bank’s PPP efforts included approval and funding of over 4,100 PPP loans, with approximately $7 million remaining outstanding at June 30, 2022. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving the Bank’s PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. Through July 15, 2022, the SBA had approved approximately 4,100 PPP forgiveness applications from the Bank totaling approximately $893 million, with PPP loans of approximately $2 million currently pending SBA review and approval.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices have increased since historical lows observed in 2020, but uncertainty remains given future supply and demand for oil are influenced by the Russia-Ukraine conflict, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At June 30, 2022, the Bank’s energy loan exposure was approximately $66 million of loans held for investment with unfunded commitment balances of approximately $32 million. The allowance for credit losses on the Bank’s energy portfolio was $0.1 million, or 0.2% of loans held for investment at June 30, 2022.

Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses given the economic uncertainties associated with COVID-19.

Outlook for 2022

Our balance sheet, operating results and certain metrics during 2021 reflected strong credit quality, significant reversals of credit losses, heightened capital and liquidity levels, and low mortgage interest rates. As noted within our 2021 Form 10-K, we identified expected headwinds in 2022, including tight housing inventories on mortgage volumes, declining deposit balances, and increases in market interest rates, while also noting that inflationary pressures associated with compensation, occupancy and software costs within our business segments were expected to be uncertain in 2022. These headwinds, coupled with a declining economic forecast, rapid increases in the 10-year U.S. treasury bond yield and mortgage interest rates, and exposure to increasing funding costs during the first half of 2022 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2022.

The COVID-19 pandemic may also continue to adversely impact financial markets and overall economic conditions. The extent of the impact of the pandemic on our operational and financial performance for the remainder of 2022 remains uncertain.

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

	Three Months Ended June 30,		Variance 2022 vs 2021		Six Months Ended June 30,		Variance 2022 vs 2021
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net interest income (expense):
Banking	$101,259	$105,468	$(4,209)	(4)	$193,329	$209,352	$(16,023)	(8)
Broker-Dealer	12,578	10,682	1,896	18	24,096	21,196	2,900	14
Mortgage Origination	(1,291)	(5,953)	4,662	78	(3,127)	(13,051)	9,924	76
Corporate	(3,190)	(4,687)	1,497	32	(6,580)	(9,379)	2,799	30
All Other and Eliminations	2,700	2,406	294	12	4,329	5,480	(1,151)	(21)
Hilltop Consolidated	$112,056	$107,916	$4,140	4	$212,047	$213,598	$(1,551)	(1)

Provision for (reversal of) credit losses:
Banking	$5,025	$(28,775)	$33,800	117	$4,975	$(33,950)	$38,925	115
Broker-Dealer	311	55	256	NM	476	121	355	NM
Mortgage Origination	—	—	—	-	—	—	—	—
Corporate	—	—	—	-	—	—	—	—
All Other and Eliminations	—	—	—	-	—	—	—	—
Hilltop Consolidated	$5,336	$(28,720)	$34,056	119	$5,451	$(33,829)	$39,280	116

Noninterest income:
Banking	$12,467	$10,242	$2,225	22	$25,237	$21,566	$3,671	17
Broker-Dealer	87,651	83,463	4,188	5	148,341	182,086	(33,745)	(19)
Mortgage Origination	140,082	241,965	(101,883)	(42)	283,276	552,409	(269,133)	(49)
Corporate	2,080	6,877	(4,797)	(70)	3,846	7,383	(3,537)	(48)
All Other and Eliminations	(3,007)	(2,648)	(359)	(14)	(4,999)	(5,960)	961	16
Hilltop Consolidated	$239,273	$339,899	$(100,626)	(30)	$455,701	$757,484	$(301,783)	(40)

Noninterest expense:
Banking	$57,331	$57,514	$(183)	(0)	$115,761	$113,302	$2,459	2
Broker-Dealer	90,817	87,234	3,583	4	171,464	178,638	(7,174)	(4)
Mortgage Origination	133,169	186,963	(53,794)	(29)	268,027	397,297	(129,270)	(33)
Corporate	17,561	12,072	5,489	45	30,354	21,660	8,694	40
All Other and Eliminations	(335)	(415)	80	19	(713)	(867)	154	18
Hilltop Consolidated	$298,543	$343,368	$(44,825)	(13)	$584,893	$710,030	$(125,137)	(18)

Income (loss) before taxes:
Banking	$51,370	$86,971	$(35,601)	(41)	$97,830	$151,566	$(53,736)	(35)
Broker-Dealer	9,101	6,856	2,245	33	497	24,523	(24,026)	(98)
Mortgage Origination	5,622	49,049	(43,427)	(89)	12,122	142,061	(129,939)	(91)
Corporate	(18,671)	(9,882)	(8,789)	(89)	(33,088)	(23,656)	(9,432)	(40)
All Other and Eliminations	28	173	(145)	(84)	43	387	(344)	(89)
Hilltop Consolidated	$47,450	$133,167	$(85,717)	(64)	$77,404	$294,881	$(217,477)	(74)

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income decreased during the six months ended June 30, 2022, compared with the same period in 2021, primarily due to a decrease within our banking segment, significantly offset by increases within our mortgage origination and broker-dealer segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $133.6 million and $136.6 million in securities commissions and fees and investment and securities advisory fees and commissions, and $13.9 million and $39.7 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the six months ended June 30, 2022 and 2021.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2022 and 2021, we generated $282.9 million and $552.0 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced a decrease in noninterest income during the six months ended June 30, 2022, compared to the same period in 2021, as noted in the segment results table previously presented, primarily due to a decrease of $269.1 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment and decreases in gains from derivative and trading portfolio activities and fixed income services business line revenues within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended June 30, 2022 was $33.3 million, or $0.45 per diluted share, compared with $99.1 million, or $1.21 per diluted share, during the three months ended June 30, 2021. Income applicable to common stockholders during the six months ended June 30, 2022 was $55.5 million, or $0.73 per diluted share, compared with $219.4 million, or $2.66 per diluted share, during the six months ended June 30, 2021. Hilltop’s financial results for the three and six months ended June 30, 2022, compared with the same periods in 2021, reflect significant decreases in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, declines in net revenues within certain of the broker-dealer segment’s business lines, and declines in the year-over-year changes in provision for (reversal of) credit losses within the banking segment.

Certain items included in net income for the three and six months ended June 30, 2022 and 2021 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended June 30, 2022 and 2021 included net accretion on earning assets and liabilities of $3.1 million and $6.2 million, respectively, and amortization of identifiable intangibles of $1.1 million and $1.3 million, respectively, related to the Bank Transactions. During the six months ended June 30, 2022 and 2021, income before income taxes included net accretion on earning assets and liabilities of $5.7 million and $11.0 million, respectively, and amortization of identifiable intangibles of $2.2 million and $2.7 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Return on average stockholders' equity (1)	5.82%	16.42%	4.67%	18.47%
Return on average assets (2)	0.80%	2.29%	0.66%	2.59%
Net interest margin (3) (4)	2.75%	2.62%	2.55%	2.66%
Leverage ratio (5) (end of period)			10.53%	12.87%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			17.24%	20.22%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 18 basis points and 17 basis points during the three months ended June 30, 2022 and 2021, respectively, and 18 basis points and 18 basis points during the six months ended June 30, 2022 and 2021, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended June 30, 2022 and 2021, purchase accounting contributed 8 and 16 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.76% and 2.63%, respectively. During the six months ended June 30, 2022 and 2021, purchase accounting contributed 7 and 15 basis points respectively, to our consolidated taxable equivalent net interest margin of 2.56% and 2.66%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $3.0 million and $6.0 million during the three months ended June 30, 2022 and 2021, respectively, associated with the Bank Transactions. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $5.5 million and $10.9 million during the six months ended June 30, 2022 and 2021, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,375,395	$14,302	4.16%	$2,450,897	$17,128	2.80%
Loans held for investment, gross (1)	7,838,090	84,426	4.32%	7,725,906	87,034	4.48%
Investment securities - taxable	2,779,458	17,288	2.49%	2,443,486	11,106	1.82%
Investment securities - non-taxable (2)	250,303	2,557	4.09%	320,685	2,731	3.41%
Federal funds sold and securities purchased under agreements to resell	193,851	481	1.00%	159,400	—	0.00%
Interest-bearing deposits in other financial institutions	2,602,154	4,984	0.77%	1,861,861	628	0.14%
Securities borrowed	1,273,368	10,498	3.26%	1,490,097	15,586	4.14%
Other	53,962	1,013	7.53%	49,579	994	8.04%
Interest-earning assets, gross (2)	16,366,581	135,549	3.32%	16,501,911	135,207	3.26%
Allowance for credit losses	(91,619)			(144,105)
Interest-earning assets, net	16,274,962			16,357,806
Noninterest-earning assets	1,516,266			1,475,422
Total assets	$17,791,228			$17,833,228

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,768,772	$5,456	0.28%	$7,740,066	$6,176	0.32%
Securities loaned	1,114,923	8,512	3.06%	1,411,961	12,345	3.51%
Notes payable and other borrowings	1,303,678	9,109	2.80%	1,271,609	8,381	2.64%
Total interest-bearing liabilities	10,187,373	23,077	0.91%	10,423,636	26,902	1.03%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,552,424			4,090,425
Other liabilities	731,635			872,916
Total liabilities	15,471,432			15,386,977
Stockholders’ equity	2,292,816			2,420,436
Noncontrolling interest	26,980			25,815
Total liabilities and stockholders' equity	$17,791,228			$17,833,228

Net interest income (2)		$112,472			$108,305
Net interest spread (2)			2.41%			2.23%
Net interest margin (2)			2.76%			2.63%

	Six Months Ended June 30,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,421,440	$26,266	3.70%	$2,511,653	$33,361	2.66%
Loans held for investment, gross (1)	7,838,566	162,870	4.21%	7,686,116	175,078	4.55%
Investment securities - taxable	2,774,183	32,869	2.37%	2,356,083	21,338	1.81%
Investment securities - non-taxable (2)	286,990	5,439	3.79%	302,444	4,998	3.31%
Federal funds sold and securities purchased under agreements to resell	175,683	617	0.71%	126,644	—	—%
Interest-bearing deposits in other financial institutions	2,857,841	6,412	0.45%	1,714,688	1,210	0.14%
Securities borrowed	1,363,765	19,315	2.82%	1,471,504	44,558	6.02%
Other	54,280	1,762	6.55%	49,746	1,756	7.11%
Interest-earning assets, gross (2)	16,772,748	255,550	3.07%	16,218,878	282,299	3.47%
Allowance for credit losses	(91,927)			(146,737)
Interest-earning assets, net	16,680,821			16,072,141
Noninterest-earning assets	1,459,242			1,517,000
Total assets	$18,140,063			$17,589,141

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,984,102	$9,649	0.24%	$7,683,634	$13,917	0.37%
Securities loaned	1,242,660	15,984	2.59%	1,384,108	37,831	5.51%
Notes payable and other borrowings	1,276,600	16,990	2.68%	1,201,230	16,394	2.73%
Total interest-bearing liabilities	10,503,362	42,623	0.82%	10,268,972	68,142	1.34%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,530,166			3,911,205
Other liabilities	681,989			986,810
Total liabilities	15,715,517			15,166,987
Stockholders’ equity	2,398,015			2,395,994
Noncontrolling interest	26,531			26,160
Total liabilities and stockholders' equity	$18,140,063			$17,589,141

Net interest income (2)		$212,927			$214,157
Net interest spread (2)			2.25%			2.13%
Net interest margin (2)			2.56%			2.66%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

On a consolidated basis, the changes in net interest income during the three and six months ended June 30, 2022, compared with the same periods in 2021, were primarily due to the effects of volume and rate changes within the mortgage warehouse lending, securities and deposits portfolios within the banking segment and increased net yields on mortgage loans held for sale within the mortgage origination segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three and six months ended June 30, 2022, the increases in the allowance reflected a deteriorating U.S. economic outlook since the prior quarter, partially offset by decreases in specific reserves and positive risk rating grade migration. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during the three months ended June 30, 2022, compared with the same period in 2021, primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment. The decrease in noninterest income during the six months ended June 30, 2022, compared with the same period in 2021, was primarily due to decreases in total mortgage loan sales volume and average loan sales margin, and changes in net fair value and related derivative activity within our mortgage origination segment, as well as declines in net revenues within the broker-dealer segment’s structured finance and fixed income services business lines.

Noninterest expense decreased during the three months ended June 30, 2022, compared with the same period in 2021, primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations. Noninterest expense decreased during the six months ended June 30, 2022, compared with the same period in 2021, primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations, and a decline in variable compensation within our broker-dealer segment. We have experienced an increase in certain noninterest expenses during the first half of 2022, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs during the remainder of 2022.

Effective income tax rates during the three months ended June 30, 2022 and 2021 were 25.6% and 23.5%, respectively, and for the six months ended June 30, 2022 and 2021, were 23.2% and 23.4%, respectively. The effective tax rate for the six months ended June 30, 2022 was higher than the applicable statutory rate primarily due to the impact of non-deductible compensation expense and other permanent adjustments during the second quarter of 2022.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net interest income	$101,259	$105,468	$(4,209)	$193,329	$209,352	$(16,023)
Provision for (reversal of) credit losses	5,025	(28,775)	33,800	4,975	(33,950)	38,925
Noninterest income	12,467	10,242	2,225	25,237	21,566	3,671
Noninterest expense	57,331	57,514	(183)	115,761	113,302	2,459
Income (loss) before income taxes	$51,370	$86,971	$(35,601)	$97,830	$151,566	$(53,736)

The decreases in income before income taxes during the three and six months ended June 30, 2022, compared with the same periods in 2021, were primarily due to declines in the respective year-over-year changes in provision for (reversal of) credit losses and the combined impact of net interest income volume and rate changes within the loans held for investment and mortgage warehouse lending portfolios. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Efficiency ratio (1)	50.41%	49.71%	52.96%	49.07%
Return on average assets (2)	1.09%	1.91%	1.03%	1.70%
Net interest margin (3)	2.97%	3.19%	2.81%	3.25%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.07)%	0.03%	(0.04)%	0.00%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended June 30, 2022 and 2021, purchase accounting contributed 10 and 20 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 2.98% and 3.20%, respectively. During the six months ended June 30, 2022 and 2021, purchase accounting contributed 9 and 18 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 2.81% and 3.25%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,302,343	$79,305	4.36%	$7,158,625	$82,987	4.61%
Subsidiary warehouse lines of credit	1,298,673	14,483	4.41%	2,349,513	22,292	3.75%
Investment securities - taxable	2,354,096	9,841	1.67%	1,961,289	7,244	1.48%
Investment securities - non-taxable (2)	106,178	929	3.50%	116,391	1,001	3.44%
Federal funds sold and securities purchased under agreements to resell	117,476	311	1.06%	413	—	0.14%
Interest-bearing deposits in other financial institutions	2,451,889	4,984	0.82%	1,617,437	406	0.10%
Other	36,824	99	1.08%	36,912	155	1.68%
Interest-earning assets, gross (2)	13,667,479	109,952	3.23%	13,240,580	114,085	3.42%
Allowance for credit losses	(91,155)			(143,857)
Interest-earning assets, net	13,576,324			13,096,723
Noninterest-earning assets	933,480			968,430
Total assets	$14,509,804			$14,065,153

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,614,093	$7,286	0.38%	$7,589,397	$8,014	0.42%
Notes payable and other borrowings	287,335	1,209	1.69%	130,157	397	1.22%
Total interest-bearing liabilities	7,901,428	8,495	0.43%	7,719,554	8,411	0.44%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,850,513			4,525,940
Other liabilities	141,979			138,282
Total liabilities	12,893,920			12,383,776
Stockholders’ equity	1,615,884			1,681,377
Total liabilities and stockholders’ equity	$14,509,804			$14,065,153

Net interest income (2)		$101,457			$105,674
Net interest spread (2)			2.80%			2.98%
Net interest margin (2)			2.98%			3.20%

	Six Months Ended June 30,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,229,731	$153,116	4.27%	$7,171,946	$167,506	4.66%
Subsidiary warehouse lines of credit	1,321,090	27,200	4.12%	2,344,094	44,202	3.75%
Investment securities - taxable	2,347,813	18,683	1.59%	1,874,582	13,517	1.44%
Investment securities - non-taxable (2)	107,508	1,862	3.46%	115,734	1,986	3.43%
Federal funds sold and securities purchased under agreements to resell	141,111	485	0.69%	399	—	0.07%
Interest-bearing deposits in other financial institutions	2,698,431	6,412	0.48%	1,452,810	727	0.10%
Other	36,812	22	0.12%	36,861	229	1.24%
Interest-earning assets, gross (2)	13,882,496	207,780	3.02%	12,996,426	228,167	3.50%
Allowance for credit losses	(91,481)			(146,455)
Interest-earning assets, net	13,791,015			12,849,971
Noninterest-earning assets	912,748			982,294
Total assets	$14,703,763			$13,832,265

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,854,733	$12,275	0.32%	$7,550,463	$17,595	0.47%
Notes payable and other borrowings	238,956	1,773	1.50%	139,598	800	1.15%
Total interest-bearing liabilities	8,093,689	14,048	0.35%	7,690,061	18,395	0.48%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,826,177			4,302,949
Other liabilities	127,952			163,294
Total liabilities	13,047,818			12,156,304
Stockholders’ equity	1,655,945			1,675,961
Total liabilities and stockholders’ equity	$14,703,763			$13,832,265

Net interest income (2)		$193,732			$209,772
Net interest spread (2)			2.67%			3.02%
Net interest margin (2)			2.81%			3.25%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross (2)	$1,652	$(5,334)	$(3,682)	$1,335	$(15,725)	$(14,390)
Subsidiary warehouse lines of credit (3)	(9,834)	2,025	(7,809)	(19,026)	2,024	(17,002)
Investment securities - taxable	1,447	1,150	2,597	3,384	1,782	5,166
Investment securities - non-taxable (4)	(88)	16	(72)	(140)	16	(124)
Federal funds sold and securities purchased under agreements to resell	41	270	311	51	434	485
Interest-bearing deposits in other financial institutions	210	4,368	4,578	624	5,061	5,685
Other	—	(56)	(56)	—	(207)	(207)
Total interest income (4)	(6,572)	2,439	(4,133)	(13,772)	(6,615)	(20,387)

Interest expense
Deposits	$26	$(754)	$(728)	$709	$(6,029)	$(5,320)
Notes payable and other borrowings	479	333	812	569	404	973
Total interest expense	505	(421)	84	1,278	(5,625)	(4,347)

Net interest income (4)	$(7,077)	$2,860	$(4,217)	$(15,050)	$(990)	$(16,040)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included declines during the three and six months ended June 30, 2022, compared to the same periods in 2021, of $4.1 million and $10.0 million, respectively, in PPP loan-related fee income and $3.0 million and $5.4 million, respectively, in accretion of discount on loans. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to the net interest income, the banking segment maintains an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At June 30, 2022, approximately $1 billion of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately half are not scheduled to reprice for more than one year. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. Consistent with our loan portfolio, rising interest rates may increase our cost of funds on deposit, and therefore, negatively impact net interest income.

To help mitigate net interest income spread compression between our assets and liabilities as the Federal Reserve increases interest rates, management continues to execute certain derivative trades, as either cash flow hedges or fair value hedges, that benefit the banking segment as interest rates rise. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

The banking segment retained approximately $104.3 million and $181.1 million during the three months ended June 30, 2022 and 2021, respectively, and $213.0 million and $339.8 million during the six months ended June 30, 2022 and 2021, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in the economic outlook, macroeconomic forecast assumptions and resulting impact on reserves. Specifically, during the three and six months ended June 30, 2022, the banking segment’s increases in the allowance reflected a deteriorating U.S. economic outlook since the prior quarter, partially offset by decreases in specific reserves and positive risk rating grade migration. The net impact to the allowance of changes associated with collectively evaluated loans during the three and six months ended June 30, 2022 included a provision for credit losses of $6.6 million and $6.4 million, respectively, while individually evaluated loans included a reversal of credit losses of $1.6 million and $1.5 million, respectively. The changes in the allowance for credit losses during the three and six months ended June 30, 2022 were also impacted by net charge-offs of $1.2 million and $1.5 million, respectively. The banking segment’s reversals of credit losses during the three and six months ended June 30, 2021 of $27.7 million and $34.2 million, respectively, were primarily due to improvements in the macroeconomic forecast assumptions and positive risk rating grade migration, including a high concentration of credits within the restaurant and commercial real estate industry sectors. The net impact to the allowance of changes associated with individually evaluated loans during the three months ended June 30, 2021 was a reversal of credit losses of $1.1 million, while the six months ended June 30, 2021 included a provision of credit losses of $0.3 million. The changes in the allowance for credit losses during the three and six months ended June 30, 2021 were also impacted by net charge-offs of $0.5 million and net recoveries of $0.1 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to increased wealth management fee income as well as service charges on depositor accounts.

The banking segment’s noninterest expense increased during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to increases in expenses associated with employees’ compensation and benefits and professional fees.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net interest income:
Wealth management:
Securities lending	$1,986	$3,241	$(1,255)	$3,331	$6,727	$(3,396)
Clearing services	1,989	1,784	205	4,110	3,233	877
Structured finance	1,640	477	1,163	3,451	873	2,578
Fixed income services	5,500	4,185	1,315	10,613	8,313	2,300
Other	1,463	995	468	2,591	2,050	541
Total net interest income	12,578	10,682	1,896	24,096	21,196	2,900
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	7,476	15,239	(7,763)	18,674	28,913	(10,239)
Wealth management:
Retail	19,011	18,035	976	37,623	36,789	834
Clearing services	6,362	5,580	782	11,482	11,822	(340)
Structured finance	2,640	337	2,303	4,585	671	3,914
Other	1,009	843	166	1,959	1,887	72
	36,498	40,034	(3,536)	74,323	80,082	(5,759)
Investment and securities advisory fees and commissions by business line:
Public finance services	21,554	23,187	(1,633)	40,150	40,650	(500)
Fixed income services	1,553	212	1,341	3,378	2,116	1,262
Wealth management:
Retail	8,141	7,781	360	16,480	15,031	1,449
Clearing services	462	563	(101)	948	1,008	(60)
Structured finance	201	446	(245)	566	1,002	(436)
Other	91	79	12	185	156	29
	32,002	32,268	(266)	61,707	59,963	1,744
Other:
Structured finance	15,757	10,248	5,509	16,391	34,799	(18,408)
Fixed income services	4,340	(1,089)	5,429	(2,618)	4,946	(7,564)
Other	(946)	2,002	(2,948)	(1,462)	2,296	(3,758)
	19,151	11,161	7,990	12,311	42,041	(29,730)
Total noninterest income	87,651	83,463	4,188	148,341	182,086	(33,745)
Net revenue (2)	100,229	94,145	6,084	172,437	203,282	(30,845)
Noninterest expense:
Variable compensation (3)	37,471	34,409	3,062	64,096	71,820	(7,724)
Non-variable compensation and benefits	27,023	27,880	(857)	56,223	56,626	(403)
Segment operating costs (4)	26,634	25,000	1,634	51,621	50,313	1,308
Total noninterest expense	91,128	87,289	3,839	171,940	178,759	(6,819)

Income before income taxes	$9,101	$6,856	$2,245	$497	$24,523	$(24,026)
(1)	Securities commissions and fees includes income of $1.7 million and $1.7 million during the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $3.5 million during the six months ended June 30, 2022 and 2021, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.

The changes in net revenue and income before income taxes between the noted periods were primarily related to the combined impacts of the rising interest rate environment and market turbulence, which impacted period-over-period customer demand and volumes within our various business lines. Specifically, during the second quarter of 2022, the broker-dealer segment’s structured finance business line experienced an increase in net revenues compared to the second quarter of 2021 despite lower production volumes and continued rate volatility. Though not to the levels of 2020, the business line has noted an improvement in the environment resulting in a net increase of $5.5 million in other noninterest income. The decrease in net revenues in the broker-dealer segment’s public finance business line was due to the unfavorable issuance trends both nationally and in Texas in the second quarter of 2022 compared to the second quarter of 2021. Net revenues in the broker-dealer segment’s fixed income services and wealth management business lines were relatively flat when compared to the second quarter of 2021.

The changes in the broker-dealer segment’s income before income taxes during the three and six months ended June 30, 2022 compared with the same periods in 2021, were primarily as a result of the following:

●	decreases in the broker-dealer segment’s structured finance business line’s net revenues for the six months ended June 30, 2022 as a result of lower volumes and market turbulence in the first quarter of 2022, resulting in decreases in the business line’s other noninterest income. As noted above, the structured finance business line’s net revenues increased for the three months ended June 30, 2022. Specifically, for the six months ended June 30, 2022, the decreases were due to lower mortgage originations, with mortgage loan lock volumes totaling $1.8 billion during the six months ended June 30, 2022, a 52% decline compared with the same period in 2021. Additionally, the structured finance business line, particularly in the three months ended March 31, 2022, saw weaker demand from the buyside for call-protected collateral given the expectation that interest rates would continue to rise. The environment improved modestly in the second quarter of 2022 despite a 62% decline in the mortgage loan lock volumes.
●	decreases in the broker-dealer segment’s fixed income services net revenues for the six months ended June 30, 2022 primarily resulted from declines within each trading division as a result of lower customer demand and a less favorable trading environment. Specifically, in the first quarter of 2022, all product areas experienced declines in customer demand and volumes as compared to the same period in 2021 given higher inflation and the expectation of higher interest rates. However, results for the second quarter of 2022 were relatively similar to the same period in 2021.
●	decrease in compensation expense for the six months ended June 30, 2022, of which $7.7 million was primarily due to the decreases in variable compensation associated with revenue declines in our structured finance and fixed income services business lines. Compensation expense for the three months ended June 30, 2022 increased $2.2 million compared to the same period of 2021. This increase was primarily comprised of an increase of $3.1 million in variable compensation associated with the increases in revenues within our structured finance business line, partially offset by a decline in non-variable compensation.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions, which could be adversely impacted by interest rate volatility. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs. The broker-dealer segment is also exposed to interest rate risk through its structured finance business line, which is dependent on mortgage loan production that tends to be adversely impacted by increasing interest rates and may result in valuation-related adjustments.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increases in net interest income during the three and six months ended June 30, 2022, compared with the same periods in 2021, were primarily due to the increases in net interest income from our structured finance and fixed income services business lines, partially offset by a decrease in net interest income from the securities lending division of our wealth management business line. With the 45-basis point decrease in the weighted average interest rate spread for the three months ended June 30, 2022 and 36-basis point decrease in the weighted average interest rate spread for the six months ended June 30, 2022, net interest earned within the broker-dealer segment’s stock lending business decreased $1.3 million and $3.4 million for the three and six months ended June 30, 2022, respectively, when compared with the same periods in 2021.

Noninterest income increased during the three months ended June 30, 2022 and decreased during the six months ended June 30, 2022, compared with the same periods in 2021, primarily due to changes in securities commissions and fees as well as other noninterest income.

Securities commissions and fees decreased during the three and six months ended June 30, 2022, compared with the same periods in 2021, primarily due to the decrease in customer demand for fixed income services as previously discussed. In addition, securities commissions and fees during the three and six months ended June 30, 2022, compared with the same periods in 2021, were impacted by decreases of $0.9 million and $1.6 million, respectively, in commissions earned in insurance product sales transactions, decreases of $0.4 million and $0.9 million, respectively, in net clearing revenues due to the decrease in clearing fees, and decreases in commissions earned on sales transactions, in particular corporate bonds for both the three and six months ended June 30, 2022. These decreases were offset by increases of $3.1 million and $2.0 million, respectively, in our money market and FDIC sweep revenues. As money market and FDIC sweep revenues are closely correlated to short term interest rates, we expect that any additional increases in short term interest rates will cause these revenues to rise.

Investment and securities advisory fees and commissions increased during the six months ended June 30, 2022, compared with the same period in 2021, primarily due to increases in fees earned from our competitive underwriting transactions and from improved wealth management advisory services fees.

The increase in other noninterest income during the three months ended June 30, 2022, compared with the same period in 2021, was primarily due to improved trading gains earned from our structured finance and fixed income business lines. The decrease in other noninterest income during the six months ended June 30, 2022, compared with the same period in 2021, was primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities given decreased volumes and interest rate volatility as previously discussed. These year-over-year decreases in other noninterest income were heightened by decreases within our fixed income services business line within our taxable and municipal securities trading portfolios as previously discussed. With the expected rise in interest rates through the end of 2022, we anticipate continued volatility and generally lower levels of other noninterest income related to our structured finance and fixed income services business lines.

The changes in noninterest expenses during the three and six months ended June 30, 2022, compared with the same periods in 2021, were primarily due to the impact of respective changes in variable compensation as previously noted.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total compensation as a % of net revenue (1)	64.3%	66.2%	69.8%	63.2%
Pre-tax margin (2)	9.1%	7.3%	0.3%	12.1%
FDIC insured program balances at the Bank (end of period)			$758,485	$721,472
Other FDIC insured program balances (end of period)			$1,447,421	$1,627,673
Customer funds on deposit, including short credits (end of period)			$413,229	$454,165

Public finance services:
Number of issues	282	388	513	619
Aggregate amount of offerings	$11,214,109	$14,712,647	$18,236,389	$30,304,667

Structured finance:
Lock production/TBA volume	$677,488	$1,784,094	$1,787,396	$3,717,308

Fixed income services:
Total volumes	$62,551,045	$67,695,308	$125,210,898	$131,025,503
Net inventory (end of period)			$457,205	$549,385

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			93	107
Independent registered representatives (end of period)			173	187
Correspondents (end of period)			112	124
Correspondent receivables (end of period)			$145,262	$295,908
Customer margin balances (end of period)			$317,508	$332,414

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,013,025	$1,336,847
Interest-bearing liabilities - stock loaned (end of period)			$851,192	$1,260,158
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net interest income (expense)	$(1,291)	$(5,953)	$4,662	$(3,127)	$(13,051)	$9,924
Noninterest income	140,082	241,965	(101,883)	283,276	552,409	(269,133)
Noninterest expense	133,169	186,963	(53,794)	268,027	397,297	(129,270)
Income before income taxes	$5,622	$49,049	$(43,427)	$12,122	$142,061	$(129,939)

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

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2022, certain events have adversely impacted origination volumes because of their effect on the economy, including inflation and rising interest rates, the negative residual impact of the COVID-19 pandemic, the Federal Reserve’s recent actions and communications, and current geopolitical threats. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges, in addition to supply chain problems, are impacting customers’ abilities to purchase homes. The increase in interest rates during the first six months of 2022, which has led to a sharp reduction in national refinancing volume and the reduction of willing and eligible home buyers, has resulted in competitive mortgage pricing pressure, leading to a decline in average loans sales margin. We expect that these trends will persist during the remainder of 2022 and will continue to have a negative impact on the mortgage origination segment’s operating results. In addition, these trends could also alter the percentage mix of refinancing and purchase volumes relative to total loan origination volume compared to 2021.

Income before income taxes decreased 88.5% and 91.5% during the three and six months ended June 30, 2022, compared with the same periods in 2021. The decreases during both periods were primarily the result of a decrease in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications and a decrease in the average value of individual IRLCs. The impact of these trends was partially offset by a decrease in noninterest expense during both periods, and during the second quarter of 2022, also an increase in MSR net hedge gains and gains realized on fair value adjustments to the MSR asset.

Since March 2020, the CARES Act has provided borrowers the ability to request forbearance of residential mortgage loan payments. A significant increase in nationwide forbearance requests that began at that time resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights. Due to this market dynamic, beginning in the second quarter of 2020, we increased the amount of retained servicing on mortgage loan sales, resulting in the retention of almost 90% of servicing on mortgage loan sales during the second and third quarters of 2020. Beginning in the fourth quarter of 2020, PrimeLending began to reduce the amount of servicing it retained as the willingness of third-party mortgage servicers to purchase mortgage servicing rights improved. However, amounts currently retained continue to exceed amounts retained prior to the second quarter of 2020. PrimeLending utilizes a third-party to manage its servicing portfolio. Therefore, we do not expect significant fluctuations in infrastructure costs to manage changes in PrimeLending’s servicing portfolio if we experience a significant increase in the amount of retained servicing. However, PrimeLending may be at risk of third-party servicers increasing their pricing to address increased regulatory requirements surrounding servicers. PrimeLending’s liquidity has not been, and we do not expect that it will be significantly impacted by forbearance requests resulting from the CARES Act. Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) may impose restrictions on loans the agencies will accept, including loans under a forbearance agreement, which could result in PrimeLending seeking non-agency investors or choosing to retain these loans.

During the three and six months ended June 30, 2022, and the six months ended June 30, 2021, mortgage interest rates increased, while during the three months ended June 30, 2021, mortgage interest rates remained relatively flat. Average interest rates during the three and six months ended June 30, 2022, exceeded average interest rates during the same periods in 2021, and refinancing volume as a percentage of total origination volume decreased during the three and six months ended June 30, 2022, as compared to the same periods in 2021. Refinancing volume as a percentage of total origination volume during the three months ended June 30, 2022 decreased to 12.3% from 31.9% during the same period in 2021, while refinancing volume during the six months ended June 30, 2022, decreased to 19.5% from 42.7% during the same period in 2021. If current mortgage interest rates remain relatively unchanged during the remainder of 2022, we anticipate a lower percentage of refinancing volume relative to total loan origination volume during 2022, as compared to 2021. However, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2022, funded volume through ABAs was approximately 7% of the mortgage origination segment’s total loan volume. As of June 30, 2022, PrimeLending owned a greater than 50% membership interest in five ABAs. We expect total production within the ABA channel to increase slightly to approximately 10% of loan volume of the mortgage origination segment during the remainder of 2022.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,					Six Months Ended June 30,
	2022		2021			2022		2021
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2022 vs 2021	Amount	Total	Amount	Total	2022 vs 2021
Mortgage Loan Originations - units	12,090		19,991		(7,901)	24,309		41,732		(17,423)

Mortgage Loan Originations - volume:
Conventional	$2,523,426	66.25	$4,055,964	68.75	$(1,532,538)	$5,036,525	66.50	$8,538,727	70.66	$(3,502,202)
Government	705,741	18.53	873,453	14.80	(167,712)	1,349,055	17.81	1,676,625	13.88	(327,570)
Jumbo	362,810	9.52	731,798	12.40	(368,988)	750,652	9.91	1,439,341	11.91	(688,689)
Other	217,243	5.70	238,828	4.05	(21,585)	437,471	5.78	429,456	3.55	8,015
	$3,809,220	100.00	$5,900,043	100.00	$(2,090,823)	$7,573,703	100.00	$12,084,149	100.00	$(4,510,446)

Home purchases	$3,342,103	87.74	$4,018,922	68.12	$(676,819)	$6,095,134	80.48	$6,921,632	57.28	$(826,498)
Refinancings	467,117	12.26	1,881,121	31.88	(1,414,004)	1,478,569	19.52	5,162,517	42.72	(3,683,948)
	$3,809,220	100.00	$5,900,043	100.00	$(2,090,823)	$7,573,703	100.00	$12,084,149	100.00	$(4,510,446)

Texas	$805,767	21.15	$1,094,085	18.54	$(288,318)	$1,594,803	21.06	$2,170,977	17.97	$(576,174)
California	320,923	8.42	730,421	12.38	(409,498)	724,692	9.57	1,525,481	12.62	(800,789)
Florida	186,320	4.89	271,973	4.61	(85,653)	383,744	5.07	552,880	4.57	(169,136)
Arizona	167,930	4.41	266,816	4.52	(98,886)	357,335	4.72	557,251	4.61	(199,916)
South Carolina	179,894	4.72	264,222	4.48	(84,328)	342,816	4.52	525,440	4.35	(182,624)
Ohio	172,317	4.52	227,592	3.86	(55,275)	313,261	4.14	450,231	3.73	(136,970)
New York	151,409	3.97	166,857	2.83	(15,448)	293,162	3.87	335,454	2.78	(42,292)
Missouri	121,100	3.18	179,969	3.05	(58,869)	241,260	3.18	368,981	3.05	(127,721)
North Carolina	127,683	3.35	192,436	3.26	(64,753)	235,644	3.11	418,902	3.47	(183,258)
Washington	108,513	2.85	176,333	2.99	(67,820)	201,165	2.65	391,793	3.24	(190,628)
Georgia	93,957	2.47	146,204	2.48	(52,247)	196,810	2.60	301,116	2.49	(104,306)
Maryland	98,902	2.60	194,877	3.30	(95,975)	195,235	2.58	389,990	3.23	(194,755)
All other states	1,274,505	33.47	1,988,258	33.70	(713,753)	2,493,776	32.93	4,095,653	33.89	(1,601,877)
	$3,809,220	100.00	$5,900,043	100.00	$(2,090,823)	$7,573,703	100.00	$12,084,149	100.00	$(4,510,446)
								.
Mortgage Loan Sales - volume:
Third parties	$3,768,589	97.31	$5,343,169	96.72	$(1,574,580)	$7,528,495	97.25	$11,535,242	97.14	$(4,006,747)
Banking segment	104,346	2.69	181,057	3.28	(76,711)	213,036	2.75	339,821	2.86	(126,785)
	$3,872,935	100.00	$5,524,226	100.00	$(1,651,291)	$7,741,531	100.00	$11,875,063	100.00	$(4,133,532)

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

The mortgage origination segment’s total loan origination volume decreased 35.4% and 37.3% during the three and six months ended June 30, 2022, compared to the same periods in 2021, respectively, while income before income taxes decreased 88.5% and 91.5%, respectively, during those same periods. The decreases in income before income taxes during the three and six months ended June 30, 2022, were primarily due to a decrease in net gains from sale of loans, partially offset by a decrease in variable compensation, and to a lesser extent, a decrease in non-variable compensation and benefits expense, segment operating costs, and net interest expense.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	260	376	291	388
Impact of loans retained by banking segment	(7)	(12)	(8)	(11)
As reported	253	364	283	377
Variable compensation as a percentage of total compensation	56.4%	66.8%	55.6%	68.2%
Mortgage servicing rights asset ($000's) (end of period) (1)			$121,688	$124,497
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs offset by interest income earned on loans held for sale. The year-over-year improvement in net interest expense between both the three and six months ended June 30, 2022 and 2021 reflected the effects of increased net yields on mortgage loans held for sale and a decrease in the average warehouse line balance between each of the periods compared.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net gains from sale of loans	$98,110	$200,882	$(102,772)	$218,934	$447,470	$(228,536)
Mortgage loan origination fees and other related income	42,378	42,146	232	74,440	85,301	(10,861)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(16,770)	(19,766)	2,996	(37,191)	(24,372)	(12,819)
Mortgage servicing rights asset	7,443	2,553	4,890	9,636	11,685	(2,049)
Servicing fees	8,921	16,150	(7,229)	17,457	32,325	(14,868)
Total noninterest income	$140,082	$241,965	$(101,883)	$283,276	$552,409	$(269,133)

The decrease in net gains from sale of loans during the three and six months ended June 30, 2022, compared with the same periods in 2021, was primarily the result of decreases of 29.9% and 34.8% in total loan sales volume during those periods, respectively, in addition to a decrease in average loan sales margin during both periods. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the decrease in loan sales volume during the six months ended June 30, 2022, was consistent with the decrease in loan origination volume during the period. The decrease in average loan sales margins during the six months ended June 30, 2022 was primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume.

The decrease in mortgage loan origination fees during the six months ended June 30, 2022, compared with the same period in 2021, was primarily the result of a decrease in loan origination volume, partially offset by an increase in average mortgage loan origination fees. Fluctuations in mortgage loan origination fees are not always aligned with fluctuations in loan origination volume since customers may opt to pay PrimeLending discount fees on their mortgage loans in exchange for a lower interest rate.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the second quarter of 2022 were relatively flat when compared to the first quarter of 2022. We anticipate quarterly sales for the remainder of 2022 will increase compared to the first half of 2022 sales. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease in fair value of IRLCs and loans held for sale during the three and six months ended June 30, 2022, was the result of a decrease in the average value of individual IRLCs and loans held for sale, and to a lesser extent a decrease in the total volume of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three and six months ended June 30, 2022, PrimeLending retained servicing on approximately 20% and 16%, respectively, of loans sold, compared with approximately 25% and 39% of loans sold during the same periods in 2021, respectively. A recent reduction in third-party mortgage servicers purchasing mortgage servicing rights, while modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold during the remainder of 2022 to as much as 50%. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net gains (losses) as noted in the table above. During the three and six months ended June 30, 2022, the operating results of the mortgage origination segment were positively impacted by the noted increases of $7.4 million and $9.6 million, respectively, in the net fair value of the MSR asset. These increases in the net fair value of the MSR asset during the respective periods were primarily driven by changes in the prepayment and discount rates used as inputs to value the MSR asset to address the impact of increased mortgage rates reducing consumer refinancing activity and recent market trends related to MSR sales. On March 31, 2021 and June 30, 2021, the mortgage origination segment sold MSR assets of $52.8 million, which represented $4.9 billion of its serviced loan volume at the time, and $31.9 million, which represented $2.6 billion of its serviced loan volume at the time, respectively. There were no MSR assets sold during the six months ended June 30, 2022. On July 20, 2022, the mortgage origination segment had executed a letter of intent for a pending sale of MSR assets with a serviced loan volume totaling $1.8 billion. The sale of these MSR assets is expected to be completed during the third quarter of 2022 at a total price of approximately $38 million.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Variable compensation	$56,525	$97,081	$(40,556)	$112,767	$212,567	$(99,800)
Non-variable compensation and benefits	43,681	48,320	(4,639)	90,187	99,082	(8,895)
Segment operating costs	25,052	29,368	(4,316)	49,027	59,788	(10,761)
Lender paid closing costs	3,809	4,913	(1,104)	7,461	10,381	(2,920)
Servicing expense	4,102	7,281	(3,179)	8,585	15,479	(6,894)
Total noninterest expense	$133,169	$186,963	$(53,794)	$268,027	$397,297	$(129,270)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised the majority of total employees’ compensation and benefits expenses during the three and six months ended June 30, 2022 and 2021. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 35.4% and 37.3%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 9.6% and 9.0% during the same periods, respectively. This decrease during the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily due to a decrease in salaries associated with decreased underwriting and loan fulfillment and operations staff given the decrease in loan origination volume starting in the fourth quarter of 2021. PrimeLending is continuing to evaluate staffing levels. Segment operating costs decreased during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to a decrease in business development, professional fees, occupancy and loan related costs.

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

Between January 1, 2013 and June 30, 2022, the mortgage origination segment sold mortgage loans totaling $146.6 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2013, it does not anticipate experiencing significant losses in the future on loans originated prior to 2013 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2013 and June 30, 2022 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$211,668	0.14%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	227,639	0.16%	12,030	0.01%
	$439,307	0.30%	$12,030	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At June 30, 2022 and December 31, 2021, the mortgage origination segment’s total indemnification liability reserve totaled $23.8 million and $27.4 million, respectively. The related provision for indemnification losses was $0.8 million and $2.5 million during the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $5.5 million during the six months ended June 30, 2022 and 2021, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net interest income (expense)	$(3,190)	$(4,687)	$1,497	$(6,580)	$(9,379)	$2,799
Noninterest income	2,080	6,877	(4,797)	3,846	7,383	(3,537)
Noninterest expense	17,561	12,072	5,489	30,354	21,660	8,694
Income (loss) before income taxes	$(18,671)	$(9,882)	$(8,789)	$(33,088)	$(23,656)	$(9,432)

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, consumer services, industrial equipment manufacturing and animal health, with an aggregate carrying value of approximately $47 million at June 30, 2022.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and six months ended June 30, 2022 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) and on our $200 million aggregate principal amount of Subordinated Notes (defined hereafter). Additionally, during the three and six months ended June 30, 2021, we incurred interest expense of $0.5 million and $1.1 million, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”). As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses increased during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to increases in expenses associated with employees’ compensation and benefits related to both headcount increases and inflationary pressures, as well as professional fees, which included $4.4 million related to the recently completed tender offer in May 2022.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2022, as compared with December 31, 2021.

Securities Portfolio

At June 30, 2022, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2022	2021
Trading securities, at fair value
U.S. Treasury securities	$3,689	$3,728
U.S. government agencies:
Bonds	17,303	3,410
Residential mortgage-backed securities	133,290	152,093
Collateralized mortgage obligations	124,997	126,389
Corporate debt securities	64,543	60,671
States and political subdivisions	226,986	285,376
Private-label securitized product	16,529	11,377
Other	5,936	4,954
	593,273	647,998
Securities available for sale, at fair value
U.S. Treasury securities	24,337	14,862
U.S. government agencies:
Bonds	77,322	44,133
Residential mortgage-backed securities	453,938	898,446
Commercial mortgage-backed securities	166,016	210,699
Collateralized mortgage obligations	802,523	916,866
States and political subdivisions	38,086	45,562
	1,562,222	2,130,568
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	315,666	9,892
Commercial mortgage-backed securities	196,733	145,742
Collateralized mortgage obligations	336,313	43,990
States and political subdivisions	71,871	68,060
	920,583	267,684

Equity securities, at fair value	197	250

Total securities portfolio	$3,076,275	$3,046,500

We had net unrealized losses of $105.6 million and $18.1 million at June 30, 2022 and December 31, 2021, respectively, related to the available for sale investment portfolio, and net unrealized losses of $44.1 million at June 30, 2022, compared with net unrealized gains of $8.6 million associated with the securities held to maturity portfolio at December 31, 2021. Equity securities included net unrealized gains of $0.1 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively. The noted significant change in net unrealized gains (losses) within our available for sale investment portfolio, and recorded in accumulated other comprehensive income (loss), from December 31, 2021 to June 30, 2022 was related to increases in market interest rates since purchase and the resulting decline in associated estimated fair values of such portfolio investments. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

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

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2022, the banking segment’s securities portfolio of $2.5 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.6 billion, equity securities of $0.2 million and held to maturity securities of $920.6 million, in addition to $13.9 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $593.2 million at June 30, 2022. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $136.0 million at June 30, 2022.

Corporate

At June 30, 2022, the corporate portfolio included other investments, including those associated with merchant banking, of $40.0 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2022. In addition, as of June 30, 2022, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at June 30, 2022.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	June 30,	December 31,
	2022	2021
Commercial real estate	$3,262,628	$3,042,729
Commercial and industrial	1,786,116	1,875,420
Construction and land development	922,047	892,783
1-4 family residential	1,468,962	1,303,430
Consumer	27,862	32,349
Broker-dealer	463,004	733,193
Loans held for investment, gross	7,930,619	7,879,904
Allowance for credit losses	(95,298)	(91,352)
Loans held for investment, net of allowance	$7,835,321	$7,788,552

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.7 billion and $8.8 billion at June 30, 2022 and December 31, 2021, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending of $2.7 billion, of which $1.3 billion and $1.7 billion was drawn at June 30,

2022 and December 31, 2021, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio included approximately $7 million related to both initial and second round PPP loans at June 30, 2022. While these loans have terms of up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. Through July 15, 2022, the SBA had approved approximately 4,100 PPP forgiveness applications from the Bank totaling approximately $893 million, with PPP loans of approximately $2 million pending SBA review and approval. We anticipate a significant amount of these remaining PPP loans pending approval being forgiven during the next quarter. The forgiveness/payoff of the PPP loans would generate an increase in interest income as we would recognize the remaining unamortized origination fee at the time of payoff or forgiveness.

At June 30, 2022, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 43.7%, 19.7% and 12.3%, respectively, of the banking segment’s total loans held investment at June 30, 2022. The banking segment’s loan concentrations were within regulatory guidelines at June 30, 2022.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	June 30, 2022
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate	$704,910	$1,337,864	$1,096,057	$123,797	$3,262,628
Commercial and industrial	2,634,567	295,469	178,132	—	3,108,168
Construction and land development	685,100	159,356	73,520	4,071	922,047
1-4 family residential	153,059	175,715	290,143	850,045	1,468,962
Consumer	14,052	13,559	232	19	27,862
Total	$4,191,688	$1,981,963	$1,638,084	$977,932	$8,789,667

Fixed rate loans	$2,251,502	$1,749,831	$1,549,344	$977,932	$6,528,609
Floating rate loans	1,940,186	232,132	88,740	—	2,261,058
Total	$4,191,688	$1,981,963	$1,638,084	$977,932	$8,789,667

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of June 30, 2022, floating rate loans totaling $786 million had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. An additional $175 million of floating rate loans would be adjustable if published rates increase by a sufficient amount to move past their floored levels. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $462.4 million and $733.0 million at June 30, 2022 and December 31, 2021, respectively. This decrease from December 31, 2021 to June 30, 2022 was primarily attributable to a decrease of $160.8 million, or 53%, in receivables from correspondents, and a decrease of $109.1 million, or 26%, in customer margin accounts.

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

	June 30,	December 31,
	2022	2021
Loans held for sale:
Unpaid principal balance	$1,354,041	$1,728,255
Fair value adjustment	18,342	54,336
	$1,372,383	$1,782,591
IRLCs:
Unpaid principal balance	$1,404,328	$1,283,152
Fair value adjustment	15,061	25,489
	$1,419,389	$1,308,641

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2022 and December 31, 2021 were $2.3 billion and $2.4 billion, while the related estimated fair values were ($2.4) million and $0.4 million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of June 30, 2022, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2022.

During our previous quarterly macroeconomic assessment as of March 31, 2022, we also utilized the S7 economic scenario based on our evaluation of the Moody’s baseline economic forecast compared to other industry surveys over the reasonable and supportable period and our assessment of the reasonableness of impacts associated with key monetary and fiscal policy assumptions.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		June 30,	March 31,	December 31,	September 30,	June 30,
		2022	2022	2021	2021	2021
GDP growth rates:
	Q2 2021					10.8%
	Q3 2021				5.0%	6.6%
	Q4 2021			6.7%	7.5%	6.9%
	Q1 2022		0.7%	3.6%	4.6%	5.4%
	Q2 2022	2.6%	4.7%	3.5%	2.8%	2.8%
	Q3 2022	2.0%	2.4%	2.3%	1.3%	2.3%
	Q4 2022	0.6%	2.6%	2.7%	1.5%	1.8%
	Q1 2023	0.9%	2.9%	3.0%	2.4%
	Q2 2023	1.0%	3.0%	2.4%
	Q3 2023	(1.0)%	3.1%
	Q4 2023	(3.0)%

Unemployment rates:
	Q2 2021					5.8%
	Q3 2021				5.2%	5.2%
	Q4 2021			4.3%	4.5%	4.5%
	Q1 2022		3.9%	4.3%	3.9%	4.0%
	Q2 2022	3.6%	3.7%	4.0%	3.5%	3.7%
	Q3 2022	3.5%	3.5%	3.8%	3.4%	3.6%
	Q4 2022	3.6%	3.4%	3.6%	3.3%	3.5%
	Q1 2023	3.6%	3.4%	3.7%	3.3%
	Q2 2023	3.6%	3.3%	3.7%
	Q3 2023	5.0%	3.2%
	Q4 2023	6.4%

As of June 30, 2022, our economic forecast was revised lower since March 31, 2022. Real GDP growth decreased at an annualized rate of 1.6% during the first quarter of 2022. Moody’s also no longer expects any additional fiscal stimulus from the Build Back Better proposal in its most recent economic forecasts. Both of these reduced real GDP growth expectations during 2022 and the Federal Reserve increased the federal funds rate target to 1.5% to 1.75% during the period. Unemployment rates remained unchanged at 3.6% since March 2022 despite recent news of several layoffs and tight labor market and supply chain conditions. We now expect a mild recession to occur during the second half of 2023 as the Federal Reserve is expected to increase the federal funds rate to 3.5% by the third quarter of 2023 where the unemployment rate is also expected to increase.

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

During the three and six months ended June 30, 2022, the increase in the allowance reflected a deteriorating U.S. economic outlook since the prior quarter, partially offset by decreases in specific reserves and positive risk rating grade migration. The net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2022 included a reversal of credit losses of $1.3 million and $1.0 million, respectively, while collectively evaluated loans included a provision for credit losses of $6.6 million and $6.4 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2022 were also impacted by net charge-offs of $1.2 million and $1.5 million, respectively.

As discussed under the section titled “Loan Portfolio” earlier in this Item 2, the Bank’s actions beginning in 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. This deteriorating economic outlook resulted in a significant build in the allowance and included provision for credit losses through the second quarter of 2020. During 2021, improvement in both economic results and the macroeconomic outlook, coupled with government stimulus and positive risk rating grade migration within the Bank, resulted in aggregate reversals of a significant portion of previously recorded credit losses. During the first half of 2022, the impact of a deteriorating U.S. economic outlook and resulting impact on collectively evaluated loans has resulted in a build in the allowance. As a result, the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, was 1.33% as of June 30, 2022, down from a high since the initial impacts of the COVID-19 pandemic of 2.63% as of September 30, 2020.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
June 30, 2022	For Investment	Losses	Investment
Commercial real estate	$3,262,628	$63,719	1.95%
Commercial and industrial (1)	1,434,438	19,664	1.37%
Construction and land development	922,047	4,996	0.54%
1-4 family residential	1,468,962	5,554	0.38%
Consumer	27,862	542	1.95%
	7,115,937	94,475	1.33%

Broker-dealer	463,004	651	0.14%
Mortgage warehouse lending	344,662	172	0.05%
Paycheck Protection Program	7,016	—	—%
	$7,930,619	$95,298	1.20%
(1)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending and PPP loans.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of June 30, 2022, excluding margin loans in the broker-dealer segment, the banking segment mortgage warehouse and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes consumer and business confidence increases as new cases, hospitalizations and deaths from COVID-19, military conflicts between Russia and Ukraine, and global supply chain concerns recede faster than expected. Real GDP is expected to grow 6.7% in the third quarter of 2022, 5.4% in the fourth quarter of 2022, 5.3% in the first quarter of 2023, and 5.4% in the second quarter of 2023. Average unemployment rates are expected to decline to 3.2% by the third quarter of 2022 and 2.9% by the end of 2023. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and monetary policy increases the federal funds rate at a slower pace to 2.7% by late 2023.

Compared to our economic forecast, the downside scenario assumes consumer and business confidence declines as new cases, hospitalizations and deaths from COVID-19 rise, military conflict between Russia and Ukraine worsens significantly and persists longer than anticipated, and global supply chain issues intensify increasing inflation rates substantially. As a result, consumer confidence and spending erode causing the economy to fall back into recession. Real GDP is expected to decrease 1.0% in the third quarter of 2022, 6.1% in the fourth quarter of 2022, and 1.8% in the first quarter of 2023. Average unemployment rates are expected to increase to 6.4% by the fourth quarter of 2022 and 7.9% by the third quarter of 2023, but improves to 5.8% by year-end 2024 and reverts back to historical average rates over time. The Federal Reserve increases the federal funds rate to 2.9% by the first quarter of 2023 to slow inflation, but proceeds to reduce it to a near 0% target by the fourth quarter of 2024 where it is maintained until late 2025 to support the economy. Disagreements in Congress prevent any additional stimulus from being enacted beyond the American Rescue Plan and Infrastructure Investment and Jobs Acts passed in 2021.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $27 million or a weighted average expected loss rate of 0.9% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $15 million or a weighted average expected loss rate of 1.5% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the COVID-19 pandemic continuing to recede, the Russia-Ukraine conflict and its impact on supply chains, inflation and labor market conditions. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans Held for Investment	2022	2021	2022	2021
Balance, beginning of period	$91,185	$144,499	$91,352	$149,044
Provision for (reversal of) credit losses	5,336	(28,720)	5,451	(33,829)
Recoveries of loans previously charged off:
Commercial real estate	11	220	43	234
Commercial and industrial	727	701	1,634	1,134
Construction and land development	—	—	—	—
1-4 family residential	35	53	48	462
Consumer	28	69	131	145
Broker-dealer	—	—	—	—
Total recoveries	801	1,043	1,856	1,975
Loans charged off:
Commercial real estate	—	186	—	186
Commercial and industrial	1,892	1,242	3,101	1,421
Construction and land development	—	—	—	—
1-4 family residential	33	51	48	161
Consumer	99	74	212	153
Broker-dealer	—	—	—	—
Total charge-offs	2,024	1,553	3,361	1,921
Net recoveries (charge-offs)	(1,223)	(510)	(1,505)	54
Balance, end of period	$95,298	$115,269	$95,298	$115,269

Average total loans for the period	$7,838,090	$7,725,906	$7,838,566	$7,686,116
Total loans held for investment (end of period)			$7,930,619	$7,645,227
Ratios:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.06)%	(0.03)%	(0.04)%	0.00%
Non-accrual loans to total loans held for investment (end of period)			0.40%	0.81%
Allowance for credit losses on loans held for investment to:
Total loans held for investment (end of period)			1.20%	1.51%
Non-accrual loans held for investment (end of period)			301.16%	186.91%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans decreased by $15.4 million from December 31, 2021 to June 30, 2022. These changes in non-accrual loans were impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $3.2 million and $2.9 million at June 30, 2022 and December 31, 2021, respectively.

In addition to changes in non-accrual loans classified as loans held for sale, the decrease in non-accrual loans during 2022 was primarily due to principal paydowns associated with several commercial and industrial and single family residential loan relationships.

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

	June 30, 2022		December 31, 2021
		% of		% of
		Gross		Gross
Allocation of the Allowance for Credit Losses	Reserve	Loans	Reserve	Loans
Commercial real estate	$63,719	41.14%	$59,354	38.61%
Commercial and industrial	19,836	22.52%	21,982	23.80%
Construction and land development	4,996	11.63%	4,674	11.33%
1-4 family residential	5,554	18.52%	4,589	16.54%
Consumer	542	0.35%	578	0.41%
Broker-dealer	651	5.84%	175	9.31%
Total	$95,298	100.00%	$91,352	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	June 30,	March 31,	December 31,	September 31,	June 30,
	2022	2022	2021	2021	2021
Commercial real estate	$63,719	$60,361	$59,354	$68,535	$77,633
Commercial and industrial	19,836	20,130	21,982	30,545	27,866
Construction and land development	4,996	5,515	4,674	5,100	5,185
1-4 family residential	5,554	4,340	4,589	4,538	3,659
Consumer	542	499	578	504	592
Broker-dealer	651	340	175	290	334
	$95,298	$91,185	$91,352	$109,512	$115,269

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$6,487	$8,807	$5,880	$8,388
Other noninterest expense	444	(826)	1,051	(407)
Balance, end of period	$6,931	$7,981	$6,931	$7,981

During the three and six months ended June 30, 2022 the increases in the reserve for unfunded commitments were primarily due to increases in both loan expected loss rates and available commitment balances.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had one credit relationship totaling $0.1 million of potential problem loans at June 30, 2022, compared with two credit relationships totaling $3.1 million of potential problem loans at December 31, 2021.

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

The following table presents components of our non-performing assets (dollars in thousands).

	June 30,	December 31,
	2022	2021	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$4,947	$6,601	$(1,654)
Commercial and industrial	13,315	22,478	(9,163)
Construction and land development	1	2	(1)
1-4 family residential	16,542	21,123	(4,581)
Consumer	19	23	(4)
Broker-dealer	—	—	—
	$34,824	$50,227	$(15,403)
Troubled debt restructurings included in accruing loans held for investment	857	922	(65)
Non-performing loans	$35,681	$51,149	$(15,468)

Non-performing loans as a percentage of total loans	0.38%	0.52%	(0.14)%

Other real estate owned	$1,516	$2,833	$(1,317)

Other repossessed assets	$—	$—	$—

Non-performing assets	$37,197	$53,982	$(16,785)

Non-performing assets as a percentage of total assets	0.22%	0.29%	(0.07)%

Loans past due 90 days or more and still accruing	$82,410	$60,775	$21,635

At June 30, 2022, non-accrual loans included 39 commercial and industrial relationships with loans secured by accounts receivable, equipment and notes receivable. Non-accrual loans at June 30, 2022 also included $3.2 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2021, non-accrual loans included 45 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2021 also included $2.9 million of loans secured by residential real estate which were classified as loans held for sale.

At June 30, 2022, TDRs were comprised of $0.9 million of loans that are considered to be performing and accruing, and $7.6 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2021, TDRs were comprised of $0.9 million of loans that are considered to be performing and accruing, and $5.9 million of loans that were considered to be non-performing reported in non-accrual loans.

OREO decreased from December 31, 2021 to June 30, 2022, primarily due to disposals and valuation adjustments totaling $1.5 million, partially offset by additions totaling $0.2 million. At both June 30, 2022 and December 31, 2021, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at June 30, 2022 and December 31, 2021, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. As of June 30, 2022, $36.1 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced that it would temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of June 30, 2022. As of June 30, 2022, $36.1 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

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

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$4,530,166	0.00%	$3,911,205	0.00%
Interest-bearing demand deposits	6,698,325	0.22%	5,829,890	0.22%
Savings deposits	344,009	0.05%	279,481	0.07%
Time deposits	941,768	0.47%	1,574,263	0.97%
	$12,514,268	0.16%	$11,594,839	0.24%

The following table presents the scheduled maturities of uninsured deposits greater than $250,000 as of June 30, 2022 (in thousands).

Months to maturity:
3 months or less	$80,368
3 months to 6 months	121,283
6 months to 12 months	94,018
Over 12 months	109,625
$405,294

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	June 30, 2022		December 31, 2021
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$822,649	1.13%	$859,444	1.22%	$(36,795)
Notes payable	389,722	4.46%	387,904	5.79%	1,818
Junior subordinated debentures	—	—%	—	3.45%	—
	$1,212,371	2.10%	$1,247,348	1.32%	$(34,977)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The decrease in short-term borrowings at June 30, 2022, compared with December 31, 2021, primarily included decreases in short-term bank loans and commercial paper within the broker-dealer segment, partially offset by an increase in federal funds purchased by the banking segment. Notes payable at June 30, 2022 was comprised of $149.2 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.2 million and mortgage origination segment borrowings of $43.3 million. As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At June 30, 2022, Hilltop had $137.6 million in cash and cash equivalents, a decrease of $230.3 million from $367.9 million at December 31, 2021. This decrease in cash and cash equivalents was primarily due to cash outflows of $442.3 million in stock repurchases related to the tender offer, $23.8 million in cash dividends declared and other general corporate expenses, partially offset by the receipt of $265.7 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

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

Dividend Declaration

On July 21, 2022, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on August 26, 2022 to all common stockholders of record as of the close of business on August 12, 2022.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Tender Offer

On May 2, 2022, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $400 million, inclusive of the aforementioned stock repurchase program. On May 27, 2022, including the exercise of our right to purchase up to an additional 2% of our outstanding shares, we completed our tender offer, repurchasing 14,868,469 shares of outstanding common stock at a price of $29.75 per share for a total of $442.3 million, excluding fees and expenses. We funded the tender offer with cash on hand. As a result of share repurchases during 2022, we have no further available share repurchase capacity associated with our previously authorized stock repurchase program.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2022, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At June 30, 2022, $200.0 million of our Subordinated Notes was outstanding.

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

The Debentures, which were held by four statutory trusts created for the sole purpose of issuing and selling preferred securities and common securities used to acquire the Debentures, had an original stated term of 30 years with original maturities ranging from July 2031 to February 2038. The Debentures were callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At June 30, 2022, PCC had no remaining borrowings associated with the Debentures. The redemptions noted above were funded from available cash balances held at PCC.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at June 30, 2022 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of June 30, 2022 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum
			Capital
			Requirements
			Including
			Conservation	To Be Well
	June 30, 2022		Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,406,640	9.67%	4.0%	5.0%
Hilltop	1,853,729	10.53%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,406,640	14.65%	7.0%	6.5%
Hilltop	1,853,729	17.24%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,406,640	14.65%	8.5%	8.0%
Hilltop	1,853,729	17.24%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,492,639	15.55%	10.5%	10.0%
Hilltop	2,139,683	19.90%	10.5%	N/A

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

	June 30,	December 31,
	2022	2021
FHLB capacity	$4,146	$4,221
Investment portfolio (available)	1,567	1,478
Fed deposits (excess daily requirements)	1,602	2,686
	$7,315	$8,385

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at June 30, 2022 continues to be at a heightened level. The Bank is targeting available liquidity of between approximately $5 billion and $6 billion during the remainder of 2022 given general economic uncertainties. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 10.86% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 6.01% of the Bank’s total deposits at June 30, 2022. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2022, Hilltop Securities had credit arrangements with four unaffiliated banks, with maximum aggregate commitments of up to $600.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At June 30, 2022, Hilltop Securities had no borrowings under its credit arrangements or its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of June 30, 2022, the weighted average maturity of the CP Notes was 160 days at a rate of 1.80% with a weighted average remaining life of 70 days. At June 30, 2022, the aggregate amount outstanding under these secured arrangements was 289.1 million, which was collateralized by securities held for firm accounts valued at $315.3 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which has an aggregate commitment of $2.7 billion, of which $1.3 billion was drawn at June 30, 2022. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at June 30, 2022.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At June 30, 2022, these ABAs had combined available lines of credit totaling $215.0 million, $80.0 million of which was with a single unaffiliated bank, and the remaining $135.0 million of which was with the Bank. At June 30, 2022, Ventures Management had outstanding borrowings of $84.0 million, $40.7 million of which was with the Bank.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.5 billion at June 30, 2022 and outstanding financial and performance standby letters of credit of $103.6 million at June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2022 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2021 Form 10-K, except as discussed below.

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

	June 30, 2022
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,550,836	$1,295,023	$1,807,716	$736,772	$399,740	$8,790,087
Securities	523,730	238,473	459,174	359,500	1,052,373	2,633,250
Federal funds sold and securities purchased under agreements to resell	39,022	—	—	—	—	39,022
Other interest sensitive assets	1,615,616	—	—	—	29,559	1,645,175
Total interest sensitive assets	6,729,204	1,533,496	2,266,890	1,096,272	1,481,672	13,107,534

Interest sensitive liabilities:
Interest bearing checking	$5,756,663	$—	$—	$—	$—	$5,756,663
Savings	328,619	—	—	—	—	328,619
Time deposits	232,395	482,082	181,811	20,018	—	916,306
Notes payable and other borrowings	353,234	156	493	631	2,468	356,982
Total interest sensitive liabilities	6,670,911	482,238	182,304	20,649	2,468	7,358,570

Interest sensitivity gap	$58,293	$1,051,258	$2,084,586	$1,075,623	$1,479,204	$5,748,964

Cumulative interest sensitivity gap	$58,293	$1,109,551	$3,194,137	$4,269,760	$5,748,964

Percentage of cumulative gap to total interest sensitive assets	0.44%	8.46%	24.37%	32.57%	43.86%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2022 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$85,287	18.41%	$237,828	11.05%
+200	$56,063	12.10%	$155,782	7.24%
+100	$28,616	6.18%	$97,670	4.54%
-50	$(21,803)	(4.71)%	$(16,093)	(0.75)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2022 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

	June 30, 2022
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$423	$24,722	$53,546	$148,295	$226,986
U.S. government and government agency obligations	13,667	(4,208)	(9,866)	224,796	224,389
Corporate obligations	(11,191)	5,297	2,086	17,456	13,648
Total debt securities	2,899	25,811	45,766	390,547	465,023
Corporate equity securities	(13,730)	—	—	—	(13,730)
Other	5,912	—	—	—	5,912
	$(4,919)	$25,811	$45,766	$390,547	$457,205

Weighted average yield
Municipal obligations	4.15%	3.45%	3.28%	4.35%	4.00%
U.S. government and government agency obligations	3.13%	2.86%	2.87%	5.40%	4.69%
Corporate obligations	3.87%	4.86%	4.76%	4.40%	4.58%

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

Consolidated

At June 30, 2022, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $393 million, and included $350 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at June 30, 2022 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+300	$120,285	23.77%
+200	$79,227	15.65%
+100	$40,141	7.93%
-50	$(33,681)	(6.66)%

The projected changes in net interest income to changes in interest rates at June 30, 2022 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2022	—	$—	—	$100,000,000
May 1 - May 31, 2022	14,868,469	29.75	14,868,469	—
June 1 - June 30, 2022	—	—	—	—
Total	14,868,469	$29.75	14,868,469
(1)	On January 27, 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. On May 2, 2022, we announced that we would purchase shares of our common stock up to $400 million, inclusive of the aforementioned stock repurchase program, through a modified “Dutch auction” tender offer. On May 27, 2022, including the exercise of our right to purchase up to an additional 2% of our outstanding shares, we completed our tender offer, repurchasing 14,868,469 shares of outstanding common stock at a price of $29.75 per share for a total of $442.3 million, excluding fees and expenses. The number of shares eligible for purchase under the tender offer was indeterminable and therefore is not included in this column.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: July 25, 2022	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)