Form 10-Q
period 2022-09-30
Hilltop Holdings Inc.
filed 2022-10-24
CIK 1265131

HOW

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant's common stock outstanding at October 21, 2022 was 64,591,491.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$1,777,584	$2,823,138
Federal funds sold	663	385
Assets segregated for regulatory purposes	109,358	221,740
Securities purchased under agreements to resell	145,365	118,262
Securities:
Trading, at fair value	641,864	647,998
Available for sale, at fair value, net (amortized cost of $1,753,205 and $2,148,635, respectively)	1,584,724	2,130,568
Held to maturity, at amortized cost, net (fair value of $792,559 and $276,296, respectively)	889,452	267,684
Equity, at fair value	209	250
	3,116,249	3,046,500

Loans held for sale	1,003,605	1,878,190
Loans held for investment, net of unearned income	7,944,246	7,879,904
Allowance for credit losses	(91,783)	(91,352)
Loans held for investment, net	7,852,463	7,788,552

Broker-dealer and clearing organization receivables	1,255,052	1,672,946
Premises and equipment, net	191,423	204,438
Operating lease right-of-use assets	103,099	112,328
Mortgage servicing rights	156,539	86,990
Other assets	624,235	452,880
Goodwill	267,447	267,447
Other intangible assets, net	12,209	15,284
Total assets	$16,615,291	$18,689,080

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$4,546,816	$4,577,183
Interest-bearing	6,805,198	8,240,894
Total deposits	11,352,014	12,818,077

Broker-dealer and clearing organization payables	1,176,156	1,477,300
Short-term borrowings	942,309	859,444
Securities sold, not yet purchased, at fair value	99,515	96,586
Notes payable	390,354	387,904
Operating lease liabilities	120,635	130,960
Other liabilities	475,425	369,606
Total liabilities	14,556,408	16,139,877
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 64,591,491 and 78,964,978 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	646	790
Additional paid-in capital	1,043,605	1,274,446
Accumulated other comprehensive income (loss)	(119,864)	(10,219)
Retained earnings	1,107,586	1,257,014
Deferred compensation employee stock trust, net	479	752
Employee stock trust (22,606 and 5,749 shares, at cost, at September 30, 2022 and December 31, 2021, respectively)	(641)	(115)
Total Hilltop stockholders' equity	2,031,811	2,522,668
Noncontrolling interests	27,072	26,535
Total stockholders' equity	2,058,883	2,549,203
Total liabilities and stockholders' equity	$16,615,291	$18,689,080

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$109,165	$99,769	$298,301	$308,208
Securities borrowed	10,938	8,585	30,252	53,143
Securities:
Taxable	19,642	12,341	52,512	33,717
Tax-exempt	2,451	2,687	7,011	7,127
Other	14,276	1,796	23,066	4,723
Total interest income	156,472	125,178	411,142	406,918

Interest expense:
Deposits	12,525	5,303	22,174	19,220
Securities loaned	9,407	6,519	25,390	44,350
Short-term borrowings	5,550	2,400	10,615	6,786
Notes payable	3,907	5,465	12,154	15,515
Junior subordinated debentures	—	419	—	1,558
Other	1,597	(18)	5,276	801
Total interest expense	32,986	20,088	75,609	88,230

Net interest income	123,486	105,090	335,533	318,688
Provision for (reversal of) credit losses	(780)	(5,819)	4,671	(39,648)
Net interest income after provision for (reversal of) credit losses	124,266	110,909	330,862	358,336

Noninterest income:
Net gains from sale of loans and other mortgage production income	57,998	203,152	266,435	669,857
Mortgage loan origination fees	39,960	38,780	114,400	124,081
Securities commissions and fees	34,076	34,412	105,979	111,026
Investment and securities advisory fees and commissions	35,031	49,646	96,738	109,609
Other	39,910	41,955	79,124	110,856
Total noninterest income	206,975	367,945	662,676	1,125,429

Noninterest expense:
Employees' compensation and benefits	200,450	258,679	605,796	777,518
Occupancy and equipment, net	25,041	25,428	74,038	74,861
Professional services	10,631	14,542	36,939	44,366
Other	52,616	56,525	156,858	168,459
Total noninterest expense	288,738	355,174	873,631	1,065,204

Income before income taxes	42,503	123,680	119,907	418,561
Income tax expense	9,249	28,257	27,191	97,261
Net income	33,254	95,423	92,716	321,300
Less: Net income attributable to noncontrolling interest	1,186	2,517	5,138	8,990
Income attributable to Hilltop	$32,068	$92,906	$87,578	$312,310

Earnings per common share:
Basic	$0.50	$1.16	$1.21	$3.84
Diluted	$0.50	$1.15	$1.21	$3.82

Weighted average share information:
Basic	64,552	80,109	72,400	81,306
Diluted	64,669	80,542	72,557	81,763

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$33,254	$95,423	$92,716	$321,300
Other comprehensive income (loss):
Change in fair value of cash flow and fair value hedges, net of tax of $2,188, $88, $5,099 and $522, respectively	21,749	1,417	58,158	5,061
Net unrealized gains (losses) on securities available for sale, net of tax of $(14,506), $0, $(34,747) and $(6,619), respectively	(48,361)	(8,143)	(115,679)	(22,385)
Reclassification adjustment for gains (losses) included in net income, net of tax of $0, $0, $3 and $(21), respectively	—	—	10	(72)
Adjustment for unrealized losses on securities transferred from available-for sale to held-to-maturity, net of tax of $0, $0, $(17,033) and $0, respectively	—	—	(56,690)	—
Amortization of unrealized losses on securities transferred from available-for-sale to held-maturity, net of tax $609, $0, $1,369 and $0, respectively	2,027	—	4,556	—
Comprehensive income (loss)	8,669	88,697	(16,929)	303,904
Less: comprehensive income attributable to noncontrolling interest	1,186	2,517	5,138	8,990

Comprehensive income (loss) applicable to Hilltop	$7,483	$86,180	$(22,067)	$294,914

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2021	81,153	$812	$1,302,439	$7,093	$1,159,304	$754	6	$(121)	$2,470,281	$26,095	$2,496,376
Net income	—	—	—	—	92,906	—	—	—	92,906	2,517	95,423
Other comprehensive loss	—	—	—	(6,726)	—	—	—	—	(6,726)	—	(6,726)
Stock-based compensation expense	—	—	4,103	—	—	—	—	—	4,103	—	4,103
Common stock issued to board members	5	—	152	—	—	—	—	—	152	—	152
Issuance of common stock related to share-based awards, net	43	—	(441)	—	—	—	—	—	(441)	—	(441)
Repurchases of common stock	(2,242)	(22)	(35,981)	—	(38,157)	—	—	—	(74,160)	—	(74,160)
Dividends on common stock ($0.12 per share)	—	—	—	—	(9,746)	—	—	—	(9,746)	—	(9,746)
Deferred compensation plan	—	—	—	—	—	(3)	—	5	2	—	2
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,641)	(2,641)
Balance, September 30, 2021	78,959	$790	$1,270,272	$367	$1,204,307	$751	6	$(116)	$2,476,371	$25,971	$2,502,342

Balance, June 30, 2022	64,576	$646	$1,039,261	$(95,279)	$1,085,208	$695	34	$(954)	$2,029,577	$27,826	$2,057,403
Net income	—	—	—	—	32,068	—	—	—	32,068	1,186	33,254
Other comprehensive loss	—	—	—	(24,585)	—	—	—	—	(24,585)	—	(24,585)
Stock-based compensation expense	—	—	4,334	—	—	—	—	—	4,334	—	4,334
Common stock issued to board members	6	—	146	—	—	—	—	—	146	—	146
Issuance of common stock related to share-based awards, net	9	—	(136)	—	—	—	—	—	(136)	—	(136)
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—
Dividends on common stock ($0.15 per share)	—	—	—	—	(9,690)	—	—	—	(9,690)	—	(9,690)
Deferred compensation plan	—	—	—	—	—	(216)	(11)	313	97	—	97
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,940)	(1,940)
Balance, September 30, 2022	64,591	$646	$1,043,605	$(119,864)	$1,107,586	$479	23	$(641)	$2,031,811	$27,072	$2,058,883

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	312,310	—	—	—	312,310	8,990	321,300
Other comprehensive loss	—	—	—	(17,396)	—	—	—	—	(17,396)	—	(17,396)
Stock-based compensation expense	—	—	12,889	—	—	—	—	—	12,889	—	12,889
Common stock issued to board members	13	—	449	—	—	—	—	—	449	—	449
Issuance of common stock related to share-based awards, net	394	3	(2,694)	—	—	—	—	—	(2,691)	—	(2,691)
Repurchases of common stock	(3,633)	(35)	(58,301)	—	(65,295)	—	—	—	(123,631)	—	(123,631)
Dividends on common stock ($0.36 per share)	—	—	—	—	(29,500)	—	—	—	(29,500)	—	(29,500)
Deferred compensation plan	—	—	—	—	—	(20)	(1)	22	2	—	2
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(9,727)	(9,727)
Balance, September 30, 2021	78,959	$790	$1,270,272	$367	$1,204,307	$751	6	$(116)	$2,476,371	$25,971	$2,502,342

Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	87,578	—	—	—	87,578	5,138	92,716
Other comprehensive loss	—	—	—	(109,645)	—	—	—	—	(109,645)	—	(109,645)
Stock-based compensation expense	—	—	11,553	—	—	—	—	—	11,553	—	11,553
Common stock issued to board members	17	—	451	—	—	—	—	—	451	—	451
Issuance of common stock related to share-based awards, net	478	4	(4,206)	—	—	—	—	—	(4,202)	—	(4,202)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.45 per share)	—	—	—	—	(33,457)	—	—	—	(33,457)	—	(33,457)
Deferred compensation plan	—	—	—	—	—	(273)	17	(526)	(799)	—	(799)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,601)	(4,601)
Balance, September 30, 2022	64,591	$646	$1,043,605	$(119,864)	$1,107,586	$479	23	$(641)	$2,031,811	$27,072	$2,058,883

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$92,716	$321,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	4,671	(39,648)
Depreciation, amortization and accretion, net	20,207	18,393
Deferred income taxes	2,258	(382)
Other, net	11,814	14,049
Net change in securities purchased under agreements to resell	(27,103)	(75,589)
Net change in trading securities	6,134	84,442
Net change in broker-dealer and clearing organization receivables	748,584	(223,819)
Net change in other assets	(52,021)	(50,625)
Net change in broker-dealer and clearing organization payables	(470,426)	152,755
Net change in other liabilities	66,479	(105,402)
Net change in securities sold, not yet purchased	2,929	33,275
Proceeds from sale of mortgage servicing rights asset	1,876	116,000
Change in valuation of mortgage servicing rights asset	(23,575)	(12,821)
Net gains from sales of loans	(266,435)	(669,857)
Loans originated for sale	(11,706,056)	(21,563,008)
Proceeds from loans sold	12,823,759	22,874,493
Net cash provided by operating activities	1,235,811	873,556
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	78,144	34,082
Proceeds from sales, maturities and principal reductions of securities available for sale	259,774	507,365
Purchases of securities held to maturity	(11,432)	—
Purchases of securities available for sale	(625,522)	(1,075,154)
Purchases of equity securities	(30)	—
Net change in loans held for investment	(391,040)	360,518
Purchases of premises and equipment and other assets	(7,335)	(22,079)
Proceeds from sales of premises and equipment and other real estate owned	1,808	4,252
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(175)	(82)
Net cash used in investing activities	(695,808)	(191,098)
Financing Activities
Net change in deposits	(1,296,781)	865,638
Net change in short-term borrowings	82,178	51,203
Proceeds from notes payable	638,498	739,372
Payments on notes payable and junior subordinated debentures	(636,394)	(792,893)
Payments to repurchase common stock	(442,336)	(123,631)
Dividends paid on common stock	(33,457)	(29,500)
Net cash distributed to noncontrolling interest	(4,601)	(9,727)
Other, net	(4,768)	(3,200)
Net cash provided by (used in) financing activities	(1,697,661)	697,262

Net change in cash, cash equivalents and restricted cash	(1,157,658)	1,379,720
Cash, cash equivalents and restricted cash, beginning of period	3,045,263	1,353,303
Cash, cash equivalents and restricted cash, end of period	$1,887,605	$2,733,023

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,777,584	$2,463,111
Federal funds sold	663	406
Assets segregated for regulatory purposes	109,358	269,506
Total cash, cash equivalents and restricted cash	$1,887,605	$2,733,023
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$69,681	$85,069
Cash paid for income taxes, net of refunds	$14,956	$83,129
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$326	$2,924
Additions to mortgage servicing rights	$47,850	$70,368
Carrying amount of AFS securities transferred to HTM, net of $67,798 unrealized loss	$689,477	$—

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

In June 2022, the FASB issued ASU 2022-03 to clarify the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction, and require specific disclosures for equity securities that are subject to such restrictions. The amendments are effective in periods beginning after December 15, 2023, with early adoption permitted. As permitted within the amendment, the Company elected to early adopt the provisions as of July 1, 2022 on a prospective basis. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

In September 2022, the FASB issued ASU 2022-04 to require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of such programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations and a description of where in the financial statements outstanding amounts are present. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective in periods beginning after December 15, 2022, except that the amendments to disclose a rollforward of obligations outstanding will be effective beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2022 and December 31, 2021, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $863.4 million and $1.78 billion, respectively, and the unpaid principal balance of those loans was $882.6 million and $1.73 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2022	Inputs	Inputs	Inputs	Fair Value
Trading securities	$5,259	$636,605	$—	$641,864
Available for sale securities	—	1,584,724	—	1,584,724
Equity securities	209	—	—	209
Loans held for sale	—	826,013	37,414	863,427
Loans held for investment	—	—	8,912	8,912
Derivative assets	—	141,536	—	141,536
MSR asset	—	—	156,539	156,539
Securities sold, not yet purchased	65,370	34,145	—	99,515
Derivative liabilities	—	45,032	—	45,032

	Level 1	Level 2	Level 3	Total
December 31, 2021	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,628	$639,370	$—	$647,998
Available for sale securities	—	2,130,568	—	2,130,568
Equity securities	250	—	—	250
Loans held for sale	—	1,734,875	47,716	1,782,591
Derivative assets	—	48,122	—	48,122
MSR asset	—	—	86,990	86,990
Securities sold, not yet purchased	45,973	50,613	—	96,586
Derivative liabilities	—	21,816	—	21,816

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2022
Loans held for sale	$41,732	$18,012	$(19,594)	$(251)	$(2,485)	$—	$37,414
Loans held for investment	9,027	—	—	—	(115)	—	8,912
MSR asset	121,688	29,340	—	—	5,511	—	156,539
Total	$172,447	$47,352	$(19,594)	$(251)	$2,911	$—	$202,865

Nine months ended September 30, 2022
Loans held for sale	$47,716	$38,454	$(44,342)	$5,587	$(10,001)	$—	$37,414
Loans held for investment	—	9,611	(562)	—	(137)	—	8,912
MSR asset	86,990	47,850	(1,876)	—	23,575	—	156,539
Total	$134,706	$95,915	$(46,780)	$5,587	$13,437	$—	$202,865

Three months ended September 30, 2021
Loans held for sale	$71,433	$18,817	$(22,207)	$(2,291)	$6,767	$—	$72,519
MSR asset	124,497	20,252	(31,366)	—	(2,452)	—	110,931
Total	$195,930	$39,069	$(53,573)	$(2,291)	$4,315	$—	$183,450

Nine months ended September 30, 2021
Loans held for sale	$71,816	$50,273	$(51,718)	$(4,099)	$6,247	$—	$72,519
MSR asset	143,742	70,368	(116,000)	—	12,821	—	110,931
Total	$215,558	$120,641	$(167,718)	$(4,099)	$19,068	$—	$183,450

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2022.

For material Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	September 30, 2022				December 31, 2021
Loans held for sale	Market comparable	Projected price	90	-	92%	(91%)	94	-	95%	(95%)

Loans held for investment	Discounted cash flow	Discount rate			12.00%				—

MSR asset	Discounted cash flow	Constant prepayment rate			8.06%				10.02%
		Discount rate			12.09%				14.32%

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

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(37,526)	$—	$(37,526)	$(32,694)	$—	$(32,694)
Loans held for investment	(377)	—	(377)	—	—	—
MSR asset	5,511	—	5,511	(2,452)	—	(2,452)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(73,520)	$—	$(73,520)	$(55,211)	$—	$(55,211)
Loans held for investment	(660)	—	(660)	—	—	—
MSR asset	23,575	—	23,575	12,821	—	12,821

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2022	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,778,247	$1,778,247	$—	$—	$1,778,247
Assets segregated for regulatory purposes	109,358	109,358	—	—	109,358
Securities purchased under agreements to resell	145,365	—	145,365	—	145,365
Held to maturity securities	889,452	—	792,559	—	792,559
Loans held for sale	140,178	—	85,137	57,188	142,325
Loans held for investment, net	7,843,551	—	402,502	7,281,532	7,684,034
Broker-dealer and clearing organization receivables	1,255,052	—	1,255,052	—	1,255,052
Other assets	71,365	—	69,699	1,666	71,365

Financial liabilities:
Deposits	11,352,014	—	11,333,099	—	11,333,099
Broker-dealer and clearing organization payables	1,176,156	—	1,176,156	—	1,176,156
Short-term borrowings	942,309	—	942,309	—	942,309
Debt	390,354	—	389,632	—	389,632
Other liabilities	9,198	—	9,198	—	9,198

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

The Company held equity investments other than securities of $59.2 million and $54.0 million at September 30, 2022 and December 31, 2021, respectively, which are included within other assets in the consolidated balance sheets. Of the $59.2 million of such equity investments held at September 30, 2022, $27.4 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$28,183	$26,988	$16,817	$22,844
Additional investments	—	—	11,000	—
Upward adjustments	234	122	679	6,006
Impairments and downward adjustments	(1,013)	(253)	(1,092)	(1,017)
Dispositions	—	(10,390)	—	(11,366)
Balance, end of period	$27,404	$16,467	$27,404	$16,467

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2022	2021
U.S. Treasury securities	$309	$3,728
U.S. government agencies:
Bonds	14,255	3,410
Residential mortgage-backed securities	152,513	152,093
Collateralized mortgage obligations	171,241	126,389
Corporate debt securities	63,626	60,671
States and political subdivisions	200,945	285,376
Private-label securitized product	13,690	11,377
Other	25,285	4,954
Totals	$641,864	$647,998

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $99.5 million and $96.6 million at September 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$24,958	$—	$(696)	$24,262
U.S. government agencies:
Bonds	115,633	315	(814)	115,134
Residential mortgage-backed securities	474,451	20	(55,751)	418,720
Commercial mortgage-backed securities	199,537	—	(34,699)	164,838
Collateralized mortgage obligations	898,449	—	(72,099)	826,350
States and political subdivisions	40,177	71	(4,828)	35,420
Totals	$1,753,205	$406	$(168,887)	$1,584,724

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$14,937	$—	$(75)	$14,862
U.S. government agencies:
Bonds	43,448	838	(153)	44,133
Residential mortgage-backed securities	900,084	7,979	(9,617)	898,446
Commercial mortgage-backed securities	219,460	367	(9,128)	210,699
Collateralized mortgage obligations	926,783	2,547	(12,464)	916,866
States and political subdivisions	43,923	1,839	(200)	45,562
Totals	$2,148,635	$13,570	$(31,637)	$2,130,568

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2022	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$308,102	$—	$(34,442)	$273,660
Commercial mortgage-backed securities	181,259	—	(15,197)	166,062
Collateralized mortgage obligations	323,526	—	(36,664)	286,862
States and political subdivisions	76,565	1	(10,591)	65,975
Totals	$889,452	$1	$(96,894)	$792,559

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$9,892	$400	$—	$10,292
Commercial mortgage-backed securities	145,742	5,311	—	151,053
Collateralized mortgage obligations	43,990	476	—	44,466
States and political subdivisions	68,060	2,428	(3)	70,485
Totals	$267,684	$8,615	$(3)	$276,296

Additionally, the Company had unrealized net gains of $0.1 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively, from equity securities with fair values of $0.2 million and $0.2 million held at September 30, 2022 and December 31, 2021, respectively. The Company recognized nominal net gains during the three months ended September 30, 2022 and 2021, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the nine months ended September 30, 2022 and 2021, net losses of $0.1 million and net

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

gains of $0.1 million, respectively, were recognized due to changes in the fair value of equity securities still held at the balance sheet date. During the three and nine months ended September 30, 2022 and 2021, net losses and gains recognized from equity securities sold were nominal.

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

	September 30, 2022			December 31, 2021
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	2	$19,845	$136	2	$14,862	$75
Unrealized loss for twelve months or longer	1	4,417	560	—	—	—
	3	24,262	696	2	14,862	75
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	8	51,594	247	2	9,904	94
Unrealized loss for twelve months or longer	3	15,493	567	1	6,184	59
	11	67,087	814	3	16,088	153
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	98	204,950	17,715	52	548,392	6,915
Unrealized loss for twelve months or longer	26	211,828	38,036	17	104,378	2,702
	124	416,778	55,751	69	652,770	9,617
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	12	90,402	12,637	5	65,636	1,776
Unrealized loss for twelve months or longer	7	74,435	22,062	14	138,619	7,352
	19	164,837	34,699	19	204,255	9,128
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	112	669,347	45,405	72	618,464	11,316
Unrealized loss for twelve months or longer	28	141,868	26,694	10	62,647	1,148
	140	811,215	72,099	82	681,111	12,464
States and political subdivisions:
Unrealized loss for less than twelve months	51	23,421	3,119	14	5,576	200
Unrealized loss for twelve months or longer	13	3,819	1,709	—	—	—
	64	27,240	4,828	14	5,576	200
Total available for sale:
Unrealized loss for less than twelve months	283	1,059,559	79,259	147	1,262,834	20,376
Unrealized loss for twelve months or longer	78	451,860	89,628	42	311,828	11,261
	361	$1,511,419	$168,887	189	$1,574,662	$31,637

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	September 30, 2022			December 31, 2021
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	16	$78,772	$9,167	—	$—	$—
Unrealized loss for twelve months or longer	29	194,888	25,275	—	—	—
	45	273,660	34,442	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	30	163,245	14,736	—	—	—
Unrealized loss for twelve months or longer	1	2,817	461	—	—	—
	31	166,062	15,197	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	28	92,710	9,004	—	—	—
Unrealized loss for twelve months or longer	28	194,152	27,660	—	—	—
	56	286,862	36,664	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	173	62,949	10,360	2	558	1
Unrealized loss for twelve months or longer	3	595	231	1	266	2
	176	63,544	10,591	3	824	3
Total held to maturity:
Unrealized loss for less than twelve months	247	397,676	43,267	2	558	1
Unrealized loss for twelve months or longer	61	392,452	53,627	1	266	2
	308	$790,128	$96,894	3	$824	$3

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2022 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$35,135	$34,938	$856	$849
Due after one year through five years	23,053	21,705	801	750
Due after five years through ten years	50,701	50,043	23,232	20,884
Due after ten years	71,879	68,130	51,676	43,492
	180,768	174,816	76,565	65,975

Residential mortgage-backed securities	474,451	418,720	308,102	273,660
Commercial mortgage-backed securities	199,537	164,838	181,259	166,062
Collateralized mortgage obligations	898,449	826,350	323,526	286,862
	$1,753,205	$1,584,724	$889,452	$792,559

The Company recognized net losses of $3.2 million and net gains of $2.0 million from its trading portfolio during the three months ended September 30, 2022 and 2021, respectively, and net losses of $7.9 million and net gains of $21.8 million during the nine months ended September 30, 2022 and 2021, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $16.6 million and $17.0 million during the three months ended September 30, 2022 and 2021, respectively, and net gains from structured product trading activities of $25.6 million and $52.1 million during the nine months ended September 30, 2022 and 2021, respectively. The Company had nominal other realized gains on securities during the three months ended September 30, 2022 and 2021. Other realized gains on securities during the nine months ended September 30, 2022 were nominal, compared with other realized losses on securities of $0.1 million during the nine months ended September 30, 2021. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $617.1 million and $809.9 million (with a fair value of $556.2 million and $817.7 million, respectively) at September 30, 2022 and December 31, 2021, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at September 30, 2022 and December 31, 2021.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2022	2021
Commercial real estate	$3,313,911	$3,042,729
Commercial and industrial (1)	1,668,209	1,875,420
Construction and land development	934,915	892,783
1-4 family residential	1,595,270	1,303,430
Consumer	29,439	32,349
Broker-dealer (2)	402,502	733,193
	7,944,246	7,879,904
Allowance for credit losses	(91,783)	(91,352)
Total loans held for investment, net of allowance	$7,852,463	$7,788,552
(1)	Included loans totaling $1.1 million and $77.7 million at September 30, 2022 and December 31, 2021, respectively, funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	September 30, 2022			December 31, 2021			Interest Income Recognized
	With	With No		With	With No		Three Months Ended September 30,		Nine Months Ended September 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2022	2021	2022	2021
Commercial real estate:
Non-owner occupied	$1,171	$95	$1,266	$413	$1,853	$2,266	$265	$76	$422	$204
Owner occupied	3,469	—	3,469	3,058	1,277	4,335	88	345	505	574
Commercial and industrial	10,745	1,333	12,078	16,536	5,942	22,478	303	179	930	653
Construction and land development	1	—	1	2	—	2	7	13	22	48
1-4 family residential	724	12,124	12,848	902	17,306	18,208	561	796	2,286	2,837
Consumer	16	—	16	23	—	23	—	1	—	(120)
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$16,126	$13,552	$29,678	$20,934	$26,378	$47,312	$1,224	$1,410	$4,165	$4,196

At September 30, 2022 and December 31, 2021, $4.1 million and $2.9 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans accounted for on a non-accrual basis decreased from December 31, 2021 to September 30, 2022, by $17.6 million. The change in nonaccrual loans was primarily due to decreases in commercial and industrial loans of $10.4 million, 1-4 family residential loans of $5.4 million, and commercial real estate non-owner occupied loans of $1.0 million. The decrease in commercial and industrial loans in non-accrual status since December 31, 2021 was primarily due to principal paydowns, settlements and charge-offs associated with three relationships, partially offset by the addition of one relationship with a loan balance of $2.7 million to non-accrual status.

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

In March 2020, the CARES Act was passed, which, among other things, allowed the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extended certain relief provisions from the CARES Act to January 1, 2022. The Bank’s novel coronavirus (“COVID-19”) payment deferment programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan.

There were no TDRs granted during the three months ended September 30, 2022 and 2021. There were three TDRs granted during the nine months ended September 30, 2022 with an aggregate balance at date of extension of $3.6 million and an aggregate balance at September 30, 2022 of $2.9 million. There was one TDR granted during the nine months ended September 30, 2021 with a balance at date of extension and at September 30, 2021 of $0.7 million. The Bank had no unadvanced commitments to borrowers whose loans had been restructured in TDRs at September 30, 2022 and nominal unadvanced commitments to such borrowers at December 31, 2021. There were no TDRs granted during the twelve months preceding September 30, 2022, while there were $0.1 million TDRs granted during the twelve months preceding September 30, 2021 for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
September 30, 2022	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$—	$—	$234	$234	$1,953,997	$1,954,231	$—
Owner occupied	329	—	—	329	1,359,351	1,359,680	—
Commercial and industrial	3,597	8	8,329	11,934	1,656,275	1,668,209	—
Construction and land development	1	—	—	1	934,914	934,915	—
1-4 family residential	3,687	1,431	5,046	10,164	1,585,106	1,595,270	102
Consumer	147	7	16	170	29,269	29,439	—
Broker-dealer	—	—	—	—	402,502	402,502	—
	$7,761	$1,446	$13,625	$22,832	$7,921,414	$7,944,246	$102

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

In addition to the loans shown in the tables above, PrimeLending had $96.4 million and $60.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $96.9 million and $61.7 million, respectively) that were 90 days past due and accruing interest at September 30, 2022 and December 31, 2021, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of September 30, 2022, PrimeLending had $49.0 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

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

	Amortized Cost Basis by Origination Year
						2017 and
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$47,140	$76,592	$20,521	$8,044	$4,779	$8,142	$1	$165,219
Internal Grade 4-7 (Pass normal risk)	341,269	339,862	121,299	80,514	46,457	56,121	47,443	1,032,965
Internal Grade 8-11 (Pass high risk and watch)	82,184	138,346	182,165	82,786	67,328	83,882	11,821	648,512
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	78,037	14,543	1,637	8,133	—	3,546	373	106,269
Internal Grade 14 (Substandard non-accrual)	—	399	—	—	—	867	—	1,266
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$21,049	$113,747	$65,252	$22,938	$12,294	$64,781	$5,977	$306,038
Internal Grade 4-7 (Pass normal risk)	162,232	189,775	87,189	81,957	88,019	61,081	15,966	686,219
Internal Grade 8-11 (Pass high risk and watch)	56,849	66,290	87,346	29,326	64,755	27,447	3,200	335,213
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	4,143	430	6,042	2,847	3,425	11,854	—	28,741
Internal Grade 14 (Substandard non-accrual)	14	868	—	(4)	330	2,261	—	3,469
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$29,353	$27,282	$26,549	$6,945	$1,994	$2,313	$50,244	$144,680
Internal Grade 4-7 (Pass normal risk)	135,610	142,831	51,782	29,790	10,412	16,103	349,402	735,930
Internal Grade 8-11 (Pass high risk and watch)	88,284	67,652	53,440	18,638	3,141	7,918	274,261	513,334
Internal Grade 12 (Special mention)	86	—	—	453	—	—	2,654	3,193
Internal Grade 13 (Substandard accrual)	671	2,972	7,150	3,839	3,917	3,160	4,248	25,957
Internal Grade 14 (Substandard non-accrual)	308	85	7,882	—	3,500	303	—	12,078
Construction and land development
Internal Grade 1-3 (Pass low risk)	$12,673	$15,535	$1,341	$889	$1,047	$2,984	$1	$34,470
Internal Grade 4-7 (Pass normal risk)	272,658	210,391	63,325	13,191	3,252	1,947	48,263	613,027
Internal Grade 8-11 (Pass high risk and watch)	148,054	74,383	16,404	325	—	1,479	15,352	255,997
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	1,019	—	—	—	—	5,262	—	6,281
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	1	—	1
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	781	223	—	—	981	—	—	1,985
FICO greater than 720	14,969	3,933	54	—	—	—	—	18,956
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	4,198	—	—	—	—	—	—	4,198
1-4 family residential
FICO less than 620	$1,184	$733	$779	$541	$3,538	$21,699	$266	$28,740
FICO between 620 and 720	6,077	13,805	8,530	5,265	6,013	26,482	3,705	69,877
FICO greater than 720	334,135	806,223	109,048	46,361	29,057	48,786	3,171	1,376,781
Substandard non-accrual	—	—	(1)	—	260	12,589	—	12,848
Other (1)	78,521	18,571	1,616	2,403	577	4,082	1,254	107,024
Consumer
FICO less than 620	$1,349	$332	$123	$48	$7	$15	$351	$2,225
FICO between 620 and 720	3,226	1,736	575	453	35	378	1,923	8,326
FICO greater than 720	5,843	1,705	1,283	413	85	1	3,201	12,531
Substandard non-accrual	—	—	—	—	—	16	—	16
Other (1)	4,296	1,326	464	89	5	18	143	6,341

Total loans with credit quality measures	$1,936,212	$2,330,570	$921,795	$446,184	$355,208	$475,518	$843,220	$7,308,707
Commercial and industrial (mortgage warehouse lending)								$223,028
Commercial and industrial (Paycheck Protection Program loans)								$1,097
Commercial and industrial (loans accounted for at fair value)								$8,912
Broker-Dealer (margin loans and correspondent receivables)								$402,502
Total loans held for investment								$7,944,246

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2022. In addition, as of September 30, 2022, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of September 30, 2022. While the Company believes it has an appropriate allowance for the existing loan portfolio at September 30, 2022, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as the impact of significant drivers, including prepayment assumptions and macroeconomic conditions and forecasts. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2021 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of September 30, 2022, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in September 2022 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation to rise more than the baseline scenario as the military conflict between Russia and Ukraine persists longer than anticipated. Inflation continues to trend higher than expectation as supply-chain issues and reductions in disposable income persist during the reasonable and supportable period. Federal Reserve monetary policy raises interest rates faster and higher than the baseline scenario where the federal funds rate increases to 3.9% by the third quarter of 2023. Other significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

During the three and nine months ended September 30, 2021, the decreases in the allowance reflect improvement in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $11.0 million and $45.2 million, respectively. Such reversals were primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance from changes associated with individually evaluated loans during the three and nine months ended September 30, 2021 included a provision for credit losses of $5.2 million and $5.6 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

loan balances and qualitative factors from the prior quarter. The changes in the allowance during both the three and nine months ended September 30, 2021 were also impacted by net recoveries of $0.1 million.

During the three months ended September 30, 2022, the reversal of credit losses reflected modest improvements in the U.S. economic outlook compared to assumptions in the prior quarter outlook, and in specific reserves and credit metrics since the prior quarter, while the increase in provision for credit losses during the nine months ended September 30, 2022 was driven by a deteriorating U.S. economic outlook since December 31, 2021. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2022 included reversals of credit losses of $0.2 million and $1.2 million, respectively, while collectively evaluated loans included a reversal of credit losses of $0.5 million, compared to a provision for credit losses of $5.9 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and nine months ended September 30, 2022 were also impacted by net charge-offs of $2.7 million and $4.2 million, respectively.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$63,719	$(560)	$—	$41	$63,200
Commercial and industrial	19,836	(1,002)	(3,096)	370	16,108
Construction and land development	4,996	(228)	—	—	4,768
1-4 family residential	5,554	1,049	(14)	23	6,612
Consumer	542	91	(149)	90	574
Broker-dealer	651	(130)	—	—	521
Total	$95,298	$(780)	$(3,259)	$524	$91,783

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$59,354	$3,762	$—	$84	$63,200
Commercial and industrial	21,982	(1,681)	(6,197)	2,004	16,108
Construction and land development	4,674	94	—	—	4,768
1-4 family residential	4,589	2,014	(62)	71	6,612
Consumer	578	136	(361)	221	574
Broker-dealer	175	346	—	—	521
Total	$91,352	$4,671	$(6,620)	$2,380	$91,783

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2021	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$77,633	$(8,993)	$(124)	$19	$68,535
Commercial and industrial	27,866	2,398	(317)	598	30,545
Construction and land development	5,185	(85)	—	—	5,100
1-4 family residential	3,659	946	(87)	20	4,538
Consumer	592	(41)	(73)	26	504
Broker-dealer	334	(44)	—	—	290
Total	$115,269	$(5,819)	$(601)	$663	$109,512

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2021	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$109,629	$(41,037)	$(310)	$253	$68,535
Commercial and industrial	27,703	2,848	(1,738)	1,732	30,545
Construction and land development	6,677	(1,577)	—	—	5,100
1-4 family residential	3,946	358	(248)	482	4,538
Consumer	876	(317)	(226)	171	504
Broker-dealer	213	77	—	—	290
Total	$149,044	$(39,648)	$(2,522)	$2,638	$109,512

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$6,931	$7,981	$5,880	$8,388
Other noninterest expense	87	(1,183)	1,138	(1,590)
Balance, end of period	$7,018	$6,798	$7,018	$6,798

During the three and nine months ended September 30, 2021, the decreases in the reserve for unfunded commitments were primarily due to improvements in loan expected loss rates. During the three months ended September 30, 2022, the increase in the reserve for unfunded commitments was primarily due to an increase in available commitment balances, while the increase in the reserve for unfunded commitments during the nine months ended September 30, 2022 was due to increases in both loan expected loss rates and available commitment balances.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$121,688	$124,497	$86,990	$143,742
Additions	29,340	20,252	47,850	70,368
Sales	—	(31,366)	(1,876)	(116,000)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	7,942	3,525	32,035	32,199
Due to customer payoffs	(2,431)	(5,977)	(8,460)	(19,378)
Balance, end of period	$156,539	$110,931	$156,539	$110,931

			September 30,	December 31,
			2022	2021
Mortgage loans serviced for others (2)			$8,277,325	$6,355,927
MSR asset as a percentage of serviced mortgage loans			1.89%	1.37%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in the three and nine months ended September 30, 2021 are MSR asset fair value adjustments totaling $3.3 million and $22.2 million, respectively, which reflect the difference between the MSR carrying value and the sales price reflected in the letter of intent to sell the applicable MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2022	2021
Weighted average constant prepayment rate	8.06%	10.02%
Weighted average discount rate	12.09%	14.32%
Weighted average life (in years)	8.4	7.1

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2022	2021
Constant prepayment rate:
Impact of 10% adverse change	$(3,027)	$(2,603)
Impact of 20% adverse change	(5,869)	(5,315)
Discount rate:
Impact of 10% adverse change	(4,439)	(4,070)
Impact of 20% adverse change	(8,466)	(7,753)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $9.9 million and $15.6 million during the three months ended September 30, 2022 and 2021, respectively, and $27.3 million and $47.9 million during the nine months ended September 30, 2022 and 2021, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2022	2021
Noninterest-bearing demand	$4,546,816	$4,577,183
Interest-bearing:
Demand accounts	3,456,342	3,270,522
Brokered - demand	5,631	114,393
Money market	2,149,812	3,433,341
Brokered - money market	8,717	98,614
Savings	316,788	345,795
Time	852,431	962,752
Brokered - time	15,477	15,477
	$11,352,014	$12,818,077

At September 30, 2022, remaining maturities of uninsured time deposits greater than $250,000 were $358.2 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2022	2021
Federal funds purchased	$439,200	$171,925
Securities sold under agreements to repurchase	302,299	191,547
Federal Home Loan Bank	—	—
Short-term bank loans	7,000	142,000
Commercial paper	193,810	353,972
	$942,309	$859,444

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

	Nine Months Ended September 30,
	2022	2021
Average balance during the period	$530,180	$328,853
Average interest rate during the period	1.36%	0.37%

	September 30,	December 31,
	2022	2021
Average interest rate at end of period	2.91%	0.31%
Securities underlying the agreements at end of period:
Carrying value	$343,655	$191,483
Estimated fair value	$362,237	$205,734

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. The Company had no FHLB short-term borrowings during the three and nine months ended September 30, 2022 and 2021.

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on borrowings at September 30, 2022 was 4.25%.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of September 30, 2022, the weighted average maturity of the CP Notes was 145 days at a rate of 3.16%, with a weighted average remaining life of 59 days. At September 30, 2022, the aggregate amount outstanding under these secured arrangements was $193.8 million, which was collateralized by securities held for firm accounts valued at $213.1 million.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2022	2021
Senior Notes due April 2025, net of discount of $746 and $886, respectively	$149,253	$149,114
Subordinated Notes due May 2030, net of discount of $634 and $704, respectively	49,366	49,296
Subordinated Notes due May 2035, net of discount of $2,084 and $2,220, respectively	147,916	147,780
Ventures Management lines of credit	43,819	41,714
	$390,354	$387,904

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	September 30,	December 31,
	2022	2021
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(5,800)	(5,358)
Premises and equipment, net	$1,980	$2,422

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$9,121	$9,727	$28,078	$29,130
Less operating lease and sublease income	(633)	(343)	(1,762)	(1,024)
Net operating lease cost	$8,488	$9,384	$26,316	$28,106

Finance lease cost:
Amortization of ROU assets	$147	$147	$442	$442
Interest on lease liabilities	118	129	363	396
Total finance lease cost	$265	$276	$805	$838

Supplemental cash flow information related to leases is as follows (in thousands).

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,387	$28,160
Operating cash flows from finance leases	366	396
Financing cash flows from finance leases	563	509
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,336	$37,086
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	September 30, 2022		December 31, 2021
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.6	3.85%	5.9	3.89%
Finance	4.1	4.88%	4.8	4.84%

Future minimum lease payments under lease agreements as of September 30, 2022, are presented below (in thousands).

	Operating Leases	Finance Leases
2022	$1,462	$312
2023	33,554	1,280
2024	25,309	1,163
2025	18,642	886
2026	15,050	813
Thereafter	40,636	598
Total minimum lease payments	134,653	5,052
Less amount representing interest	(14,018)	(1,448)
Lease liabilities	$120,635	$3,604

As of September 30, 2022, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.1 million. These operating leases commenced in October 2022 with lease terms of five years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 21.8% and 22.8% for the three months ended September 30, 2022 and 2021, respectively, and 22.7% and 23.2% for the nine months ended September 30, 2022 and 2021, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

In September 2020, PrimeLending received an investigative inquiry from the United States Attorney for the Western District of Virginia regarding PrimeLending’s float down option. The United States Attorney has issued grand jury subpoenas to PrimeLending and PlainsCapital Bank for additional materials regarding this matter. PrimeLending has, and PrimeLending and PlainsCapital Bank will, cooperate with requests for information with respect to this matter.

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

At September 30, 2022 and December 31, 2021, the mortgage origination segment’s indemnification liability reserve totaled $22.1 million and $27.4 million, respectively. The provision for indemnification losses was $0.1 million and $2.5 million during the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $8.0 million during the nine months ended September 30, 2022 and 2021, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$28,715	$32,763	$31,407	$30,085
Claims made	14,247	5,412	42,305	19,100
Claims resolved with no payment	(4,378)	(4,217)	(12,352)	(9,088)
Repurchases	(11,320)	(3,981)	(34,096)	(9,238)
Indemnification payments	—	(267)	—	(1,149)
Balance, end of period	$27,264	$29,710	$27,264	$29,710

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$23,750	$26,372	$27,424	$21,531
Additions for new sales	608	2,702	2,123	8,568
Repurchases	(1,591)	(2,687)	(6,367)	(3,086)
Early payment defaults	(90)	(116)	(212)	(152)
Indemnification payments	—	(78)	—	(342)
Change in reserves for loans sold in prior years	(553)	(220)	(844)	(546)
Balance, end of period	$22,124	$25,973	$22,124	$25,973

	September 30,	December 31,
	2022	2021
Reserve for Indemnification Liability:
Specific claims	$394	$345
Incurred but not reported claims	21,730	27,079
Total	$22,124	$27,424

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.5 billion at September 30, 2022 and outstanding financial and performance standby letters of credit of $100.3 million at September 30, 2022.

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

During the nine months ended September 30, 2022 and 2021, Hilltop granted 16,501 and 12,957 shares of common stock, respectively, pursuant to the 2020 Equity Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the nine months ended September 30, 2022 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2021	1,869	$23.16
Granted	548	$33.25
Vested/Released	(614)	$19.30
Forfeited	(136)	$24.50
Balance, September 30, 2022	1,667	$27.79

Vested/Released RSUs include an aggregate of 135,249 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 474,985 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the nine months ended September 30, 2022, 327,377 that were outstanding at September 30, 2022, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the nine months ended September 30, 2022, 135,558 that were outstanding at September 30, 2022, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At September 30, 2022, in the aggregate, 1,259,181 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 408,458 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2022, unrecognized compensation expense related to outstanding RSUs of $22.0 million is expected to be recognized over a weighted average period of 1.22 years.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2022 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	September 30, 2022		December 31, 2021		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,404,288	10.29%	$1,469,695	10.20%	4.0%	5.0%
Hilltop	1,881,289	11.41%	2,262,356	12.58%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,404,288	14.68%	1,469,695	16.00%	7.0%	6.5%
Hilltop	1,881,289	17.45%	2,262,356	21.22%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,404,288	14.68%	1,469,695	16.00%	8.5%	8.0%
Hilltop	1,881,289	17.45%	2,262,356	21.22%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,486,989	15.54%	1,540,100	16.77%	10.5%	10.0%
Hilltop	2,163,815	20.07%	2,532,008	23.75%	10.5%	N/A

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

At September 30, 2022, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$198,954	$3,842
Less: required net capital	9,313	250
Excess net capital	$189,641	$3,592

Net capital as a percentage of aggregate debit items	42.7%
Net capital in excess of 5% aggregate debit items	$175,672

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At September 30, 2022 and December 31, 2021, the Hilltop Broker-Dealers held cash of $109.4 million and $221.7 million,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2022 or December 31, 2021.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of September 30, 2022, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the nine months ended September 30, 2022 and 2021, the Company declared and paid cash dividends of $0.45 and $0.36 per common share, or an aggregate of $33.5 million and $29.5 million, respectively.

On October 20, 2022, Hilltop’s board of directors declared a quarterly cash dividend of $0.15 per common share, payable on November 25, 2022, to all common stockholders of record as of the close of business on November 11, 2022.

Stock Repurchases

In January 2022, the Hilltop board of directors authorized a new stock repurchase program through January 2023, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. As a result of share repurchases during 2022, including the tender offer described below, Hilltop has no further available share repurchase capacity associated with its previously authorized stock repurchase program. The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 24 to the consolidated financial statements included in the Company’s 2021 Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$2,276	$780	$(10,975)	$555
Hilltop Broker-Dealers	14,240	11,427	23,819	(3,845)
Bank	7	7	53	26

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	September 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$1,131,664	$(16,729)	$1,283,152	$25,489
Commitments to purchase MBSs	1,353,969	(27,946)	1,575,264	(674)
Commitments to sell MBSs	3,150,790	71,201	3,314,173	(355)
Interest rate swaps	36,317	2,976	68,413	(1,949)
U.S. Treasury bond futures and options (1)	274,000	—	247,800	—
Eurodollar and other futures (1)	2,964,000	—	2,061,800	—
Credit default swaps	1,000	5	7,000	(15)

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$415,000	$22,675	$190,000	$603
Interest rate swaps designated as fair value hedges (2)	340,323	44,322	221,232	3,207
(1)	Changes in the fair value of these contracts are settled daily with the respective counterparties of PrimeLending and the Hilltop Broker-Dealers.
(2)	The Company designated $340.3 million and $221.2 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $296.0 million and $218.0 million as of September 30, 2022 and December 31, 2021, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $44.3 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively.

PrimeLending held cash collateral advances, in other liabilities within the consolidated balance sheets, of $56.3 million to offset net asset derivative positions on its commitments to sell MBSs at September 30, 2022. PrimeLending had advanced cash collateral totaling $0.1 million and $0.1 million to offset net liability positions on its commitments to sell MBSs at September 30, 2022 and December 31, 2021, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $11.7 million and $4.2 million on various derivative instruments at September 30, 2022 and December 31, 2021, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2022
Securities borrowed:
Institutional counterparties	$1,182,934	$—	$1,182,934	$(1,126,566)	$—	$56,368

Interest rate swaps:
Institutional counterparties	2,976	—	2,976	(2,953)	—	23

Credit default swaps:
Institutional counterparties	5	—	5	(5)	—	—

Reverse repurchase agreements:
Institutional counterparties	145,365	—	145,365	(139,187)	—	6,178

Forward MBS derivatives:
Institutional counterparties	72,204	(686)	71,518	(39,838)	—	31,680
	$1,403,484	$(686)	$1,402,798	$(1,308,549)	$—	$94,249
December 31, 2021
Securities borrowed:
Institutional counterparties	$1,518,372	$—	$1,518,372	$(1,445,590)	$—	$72,782

Reverse repurchase agreements:
Institutional counterparties	118,262	—	118,262	(118,262)	—	—

Forward MBS derivatives:
Institutional counterparties	2,955	(1,773)	1,182	(744)	—	438
	$1,639,589	$(1,773)	$1,637,816	$(1,564,596)	$—	$73,220

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2022
Securities loaned:
Institutional counterparties	$1,072,408	$—	$1,072,408	$(1,017,959)	$—	$54,449

Repurchase agreements:
Institutional counterparties	302,030	—	302,030	(319,453)	—	(17,423)

Forward MBS derivatives:
Institutional counterparties	28,264	—	28,264	(28,264)	—	—
	$1,402,702	$—	$1,402,702	$(1,365,676)	$—	$37,026
December 31, 2021
Securities loaned:
Institutional counterparties	$1,432,196	$—	$1,432,196	$(1,359,850)	$—	$72,346

Interest rate swaps:
Institutional counterparties	1,949	—	1,949	(1,919)	—	30

Credit default swaps:
Institutional counterparties	15	—	15	(15)	—	—

Repurchase agreements:
Institutional counterparties	191,483	—	191,483	(205,734)	—	(14,251)

Forward MBS derivatives:
Institutional counterparties	2,211	—	2,211	(2,211)	—	—
	$1,627,854	$—	$1,627,854	$(1,569,729)	$—	$58,125

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2022 and December 31, 2021.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2022	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	182,041	53,624	61,715	4,650	302,030

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,072,295	—	—	—	1,072,295
Total	$1,254,449	$53,624	$61,715	$4,650	$1,374,438

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,374,438
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2021	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$93,651	$—	$86,357	$11,475	$191,483

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,432,083	—	—	—	1,432,083
Total	$1,525,847	$—	$86,357	$11,475	$1,623,679

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,623,679
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2022	2021
Receivables:
Securities borrowed	$1,182,934	$1,518,372
Securities failed to deliver	14,625	5,664
Trades in process of settlement	47,753	144,773
Other	9,740	4,137
	$1,255,052	$1,672,946
Payables:
Securities loaned	$1,072,408	$1,432,196
Correspondents	20,700	20,571
Securities failed to receive	78,316	18,808
Other	4,732	5,725
	$1,176,156	$1,477,300

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

			Mortgage		All Other and	Hilltop
Three Months Ended September 30, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$110,939	$13,386	$(2,939)	$(3,276)	$5,376	$123,486
Provision for (reversal of) credit losses	(650)	(130)	—	—	—	(780)
Noninterest income	12,200	100,798	98,200	1,809	(6,032)	206,975
Noninterest expense	60,160	96,843	118,345	14,034	(644)	288,738
Income (loss) before taxes	$63,629	$17,471	$(23,084)	$(15,501)	$(12)	$42,503

			Mortgage		All Other and	Hilltop
Nine Months Ended September 30, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$304,269	$37,481	$(6,066)	$(9,856)	$9,705	$335,533
Provision for (reversal of) credit losses	4,325	346	—	—	—	4,671
Noninterest income	37,438	249,139	381,477	5,655	(11,033)	662,676
Noninterest expense	175,921	268,307	386,372	44,388	(1,357)	873,631
Income (loss) before taxes	$161,461	$17,967	$(10,961)	$(48,589)	$29	$119,907

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage		All Other and	Hilltop
Three Months Ended September 30, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$99,978	$10,427	$(3,503)	$(4,341)	$2,529	$105,090
Provision for (reversal of) credit losses	(5,775)	(44)	—	—	—	(5,819)
Noninterest income	11,727	116,143	242,270	757	(2,952)	367,945
Noninterest expense	54,567	109,193	176,587	15,355	(528)	355,174
Income (loss) before taxes	$62,913	$17,421	$62,180	$(18,939)	$105	$123,680

			Mortgage		All Other and	Hilltop
Nine Months Ended September 30, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$309,330	$31,623	$(16,554)	$(13,720)	$8,009	$318,688
Provision for (reversal of) credit losses	(39,725)	77	—	—	—	(39,648)
Noninterest income	33,293	298,229	794,679	8,140	(8,912)	1,125,429
Noninterest expense	167,869	287,831	573,884	37,015	(1,395)	1,065,204
Income (loss) before taxes	$214,479	$41,944	$204,241	$(42,595)	$492	$418,561

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
September 30, 2022
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,455,679	$2,866,990	$1,405,712	$2,453,933	$(3,567,023)	$16,615,291

December 31, 2021
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$14,944,249	$3,673,346	$2,207,822	$2,940,670	$(5,077,007)	$18,689,080

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

Specifically, the mortgage origination and broker-dealer reporting units have each experienced lower-than-forecasted operating results during the first nine months of 2022. Should future operating performance of these reporting units remain challenged and below forecasted projections, there may be a risk of impairment. These conditions will continue to be considered during future impairment evaluations of goodwill of each reporting unit. If the estimated fair value is less than the carrying value, the Company would be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share:
Income attributable to Hilltop	$32,068	$92,906	$87,578	$312,310

Weighted average shares outstanding - basic	64,552	80,109	72,400	81,306

Basic earnings per common share:	$0.50	$1.16	$1.21	$3.84

Diluted earnings per share:
Income attributable to Hilltop	$32,068	$92,906	$87,578	$312,310

Weighted average shares outstanding - basic	64,552	80,109	72,400	81,306
Effect of potentially dilutive securities	117	433	157	457
Weighted average shares outstanding - diluted	64,669	80,542	72,557	81,763

Diluted earnings per common share	$0.50	$1.15	$1.21	$3.82

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment;
●	risks associated with concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;

●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	cost and availability of capital;
●	transitions away from London Interbank Offered Rate (“LIBOR”);
●	the COVID-19 pandemic and the response of governmental authorities to the pandemic, which have had, and may continue to have, an adverse impact on the global economy and our business operations and performance;
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statement of Operations Data:
Net interest income	$123,486	$105,090	$335,533	$318,688
Provision for (reversal of) credit losses	(780)	(5,819)	4,671	(39,648)
Total noninterest income	206,975	367,945	662,676	1,125,429
Total noninterest expense	288,738	355,174	873,631	1,065,204
Income before income taxes	42,503	123,680	119,907	418,561
Income tax expense	9,249	28,257	27,191	97,261
Net income	33,254	95,423	92,716	321,300
Less: Net income attributable to noncontrolling interest	1,186	2,517	5,138	8,990
Income attributable to Hilltop	$32,068	$92,906	$87,578	$312,310

Per Share Data:
Diluted earnings per common share	$0.50	$1.15	$1.21	$3.82
Diluted weighted average shares outstanding	64,669	80,542	72,557	81,763
Cash dividends declared per common share	$0.15	$0.12	$0.45	$0.36
Dividend payout ratio (2)	30.19%	10.34%	37.20%	9.38%
Book value per common share (end of period)			$31.46	$31.36
Tangible book value per common share (1) (end of period)			$27.13	$27.77

			September 30,	December 31,
			2022	2021
Balance Sheet Data:
Total assets			$16,615,291	$18,689,080
Cash and due from banks			1,777,584	2,823,138
Securities			3,116,249	3,046,500
Loans held for sale			1,003,605	1,878,190
Loans held for investment, net of unearned income			7,944,246	7,879,904
Allowance for credit losses			(91,783)	(91,352)
Total deposits			11,352,014	12,818,077
Notes payable			390,354	387,904
Total stockholders' equity			2,058,883	2,549,203

Capital Ratios:
Common equity to assets ratio			12.23%	13.50%
Tangible common equity to tangible assets (1)			10.73%	12.17%

(1) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

(2) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

Consolidated income before income taxes during the three and nine months ended September 30, 2022 included the following contributions from our reportable business segments.

●	The banking segment contributed $63.6 million and $161.5 million of income before income taxes during the three and nine months ended September 30, 2022;
●	The broker-dealer segment contributed $17.5 million and $18.0 million of income before income taxes during the three and nine months ended September 30, 2022; and
●	The mortgage origination segment incurred $23.1 million and $11.0 million of losses before income taxes during the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we declared and paid total common dividends of $33.5 million.

On October 20, 2022, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on November 25, 2022 to all common stockholders of record as of the close of business on November 11, 2022.

On May 2, 2022, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $400 million, inclusive of our $100.0 million stock repurchase program authorized in January 2022. On May 27, 2022, including the exercise of our right to purchase up to an additional 2% of our outstanding shares, we completed our tender offer, repurchasing 14,868,469 shares of outstanding common stock at a price of $29.75 per share for a total of $442.3 million, excluding fees and expenses. We funded the tender offer with cash on hand. As a result of share repurchases during 2022, we have no further available share repurchase capacity associated with our previously authorized stock repurchase program.

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

	September 30,
	2022	2021
Book value per common share	$31.46	$31.36
Effect of goodwill and intangible assets per share	(4.33)	(3.59)
Tangible book value per common share	$27.13	$27.77

	September 30,	December 31,
	2022	2021
Hilltop stockholders’ equity	$2,031,811	$2,522,668
Less: goodwill and intangible assets, net	279,656	282,731
Tangible common equity	$1,752,155	$2,239,937

Total assets	$16,615,291	$18,689,080
Less: goodwill and intangible assets, net	279,656	282,731
Tangible assets	$16,335,635	$18,406,349

Equity to assets	12.23%	13.50%
Tangible common equity to tangible assets	10.73%	12.17%

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

Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in both the initial and second round PPP efforts as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. The Bank’s PPP efforts included approval and funding of over 4,100 PPP loans, with approximately $1.1 million remaining outstanding at September 30, 2022. The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. On October 2, 2020, the SBA began approving the Bank’s PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. Through October 14, 2022, the SBA had approved approximately 4,100 PPP forgiveness applications from the Bank totaling approximately $896 million, with PPP loans of approximately $0.1 million currently pending SBA review and approval.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices have increased since historical lows observed in 2020, but uncertainty remains given future supply and demand for oil are influenced by the Russia-Ukraine conflict, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At September 30, 2022, the Bank’s energy loan exposure was approximately $59 million of loans held for investment with unfunded commitment balances of approximately $40 million. The allowance for credit losses on the Bank’s energy portfolio was $0.1 million, or 0.2% of loans held for investment at September 30, 2022.

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

Specifically, our mortgage origination and broker-dealer segments have each experienced lower-than-forecasted operating results during the first nine months of 2022 due to conditions discussed in detail within the respective discussions of segment results that follow. Should future operating performance of these reporting units remain challenged and below forecasted projections, there may be a risk of impairment. These conditions will continue to be considered during future impairment evaluations of goodwill of each reporting unit. We continue to monitor developments regarding overall economic conditions, the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

Outlook

Our balance sheet, operating results and certain metrics during 2021 reflected strong credit quality, significant reversals of credit losses, heightened capital and liquidity levels, and low mortgage interest rates. As noted within our 2021 Form 10-K, we identified expected headwinds in 2022, including tight housing inventories on mortgage volumes, declining deposit balances, and increases in market interest rates, while also noting that inflationary pressures associated with compensation, occupancy and software costs within our business segments were expected to be uncertain in 2022. These headwinds, coupled with a declining economic forecast, rapid increases in U.S. treasury yields and mortgage interest rates, and exposure to increasing funding costs during the first nine months of 2022 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2022 and into the first half of 2023.

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

We have completed our targeted assessment of exposures across the organization associated with the migration away from LIBOR and have transitioned to the impact assessment and implementation stages. In light of the LIBOR phase out dates being pushed out to 2023, we have begun taking necessary actions, including negotiating certain of our agreements based on alternative benchmark rates that have been established. Since the third quarter of 2020, PrimeLending has been originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise, or GSE, guidelines. In addition, the Bank’s management team has substantially completed its efforts to amend LIBOR-based contractual terms and establish an alternative benchmark rate. We also continue to evaluate the impacts of the LIBOR phase-out and transition requirements as it pertains to contracts, models and systems. To date, an immaterial amount of expenses have been incurred as a result of our efforts; however, in the future we may incur additional expenses as we finalize the transition of our systems and processes away from LIBOR.

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

	Three Months Ended September 30,		Variance 2022 vs 2021		Nine Months Ended September 30,		Variance 2022 vs 2021
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net interest income (expense):
Banking	$110,939	$99,978	$10,961	11	$304,269	$309,330	$(5,061)	(2)
Broker-Dealer	13,386	10,427	2,959	28	37,481	31,623	5,858	19
Mortgage Origination	(2,939)	(3,503)	564	16	(6,066)	(16,554)	10,488	63
Corporate	(3,276)	(4,341)	1,065	25	(9,856)	(13,720)	3,864	28
All Other and Eliminations	5,376	2,529	2,847	113	9,705	8,009	1,696	21
Hilltop Consolidated	$123,486	$105,090	$18,396	18	$335,533	$318,688	$16,845	5

Provision for (reversal of) credit losses:
Banking	$(650)	$(5,775)	$5,125	89	$4,325	$(39,725)	$44,050	111
Broker-Dealer	(130)	(44)	(86)	(195)	346	77	269	349
Mortgage Origination	—	—	—	-	—	—	—	—
Corporate	—	—	—	-	—	—	—	—
All Other and Eliminations	—	—	—	-	—	—	—	—
Hilltop Consolidated	$(780)	$(5,819)	$5,039	87	$4,671	$(39,648)	$44,319	112

Noninterest income:
Banking	$12,200	$11,727	$473	4	$37,438	$33,293	$4,145	12
Broker-Dealer	100,798	116,143	(15,345)	(13)	249,139	298,229	(49,090)	(16)
Mortgage Origination	98,200	242,270	(144,070)	(59)	381,477	794,679	(413,202)	(52)
Corporate	1,809	757	1,052	139	5,655	8,140	(2,485)	(31)
All Other and Eliminations	(6,032)	(2,952)	(3,080)	(104)	(11,033)	(8,912)	(2,121)	(24)
Hilltop Consolidated	$206,975	$367,945	$(160,970)	(44)	$662,676	$1,125,429	$(462,753)	(41)

Noninterest expense:
Banking	$60,160	$54,567	$5,593	10	$175,921	$167,869	$8,052	5
Broker-Dealer	96,843	109,193	(12,350)	(11)	268,307	287,831	(19,524)	(7)
Mortgage Origination	118,345	176,587	(58,242)	(33)	386,372	573,884	(187,512)	(33)
Corporate	14,034	15,355	(1,321)	(9)	44,388	37,015	7,373	20
All Other and Eliminations	(644)	(528)	(116)	(22)	(1,357)	(1,395)	38	3
Hilltop Consolidated	$288,738	$355,174	$(66,436)	(19)	$873,631	$1,065,204	$(191,573)	(18)

Income (loss) before taxes:
Banking	$63,629	$62,913	$716	1	$161,461	$214,479	$(53,018)	(25)
Broker-Dealer	17,471	17,421	50	0	17,967	41,944	(23,977)	(57)
Mortgage Origination	(23,084)	62,180	(85,264)	(137)	(10,961)	204,241	(215,202)	(105)
Corporate	(15,501)	(18,939)	3,438	18	(48,589)	(42,595)	(5,994)	(14)
All Other and Eliminations	(12)	105	(117)	(111)	29	492	(463)	(94)
Hilltop Consolidated	$42,503	$123,680	$(81,177)	(66)	$119,907	$418,561	$(298,654)	(71)

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income increased during the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to increases within our mortgage origination and broker-dealer segments, partially offset by a decrease within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $202.7 million and $220.6 million in securities commissions and fees and investment and securities advisory fees and commissions, and $41.5 million and $70.1 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the nine months ended September 30, 2022 and 2021.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2022 and 2021, we generated $380.8 million and $793.9 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced a decrease in noninterest income during the nine months ended September 30, 2022, compared to the same period in 2021, as noted in the segment results table previously presented, primarily due to a decrease of $413.1 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment and decreases in gains from derivative and trading portfolio activities within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended September 30, 2022 was $32.1 million, or $0.50 per diluted share, compared with $92.9 million, or $1.15 per diluted share, during the three months ended September 30, 2021. Income applicable to common stockholders during the nine months ended September 30, 2022 was $87.6 million, or $1.21 per diluted share, compared with $312.3 million, or $3.82 per diluted share, during the nine months ended September 30, 2021. Hilltop’s financial results for the three and nine months ended September 30, 2022, compared with the same periods in 2021, reflect significant decreases in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, declines in net revenues within certain of the broker-dealer segment’s business lines, and the year-over-year changes in provision for (reversal of) credit losses within the banking segment.

Certain items included in net income for the three and nine months ended September 30, 2022 and 2021 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended September 30, 2022 and 2021 included net accretion on earning assets and liabilities of $2.9 million and $3.3 million, respectively, and amortization of identifiable intangibles of $1.1 million and $1.3 million, respectively, related to the Bank Transactions. During the nine months ended September 30, 2022 and 2021, income before income taxes included net accretion on earning assets and liabilities of $8.5 million and $14.4 million, respectively, and amortization of identifiable intangibles of $3.3 million and $4.0 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Return on average stockholders' equity (1)	6.26%	14.96%	5.15%	17.26%
Return on average assets (2)	0.79%	2.13%	0.70%	2.43%
Net interest margin (3) (4)	3.19%	2.53%	2.75%	2.61%
Leverage ratio (5) (end of period)			11.41%	12.64%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			17.45%	21.28%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 21 basis points and 18 basis points during the three months ended September 30, 2022 and 2021, respectively, and 20 basis points and 18 basis points during the nine months ended September 30, 2022 and 2021, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended September 30, 2022 and 2021, purchase accounting contributed 8 and 9 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.20% and 2.54%, respectively. During the nine months ended September 30, 2022 and 2021, purchase accounting contributed 8 and 13 basis points respectively, to our consolidated taxable equivalent net interest margin of 2.76% and 2.62%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $2.9 million and $3.2 million during the three months ended September 30, 2022 and 2021, respectively, associated with the Bank Transactions. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $8.4 million and $14.1 million during the nine months ended September 30, 2022 and 2021, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,166,265	$14,414	4.94%	$2,300,939	$17,696	3.08%
Loans held for investment, gross (1)	7,911,833	94,751	4.75%	7,514,392	82,073	4.33%
Investment securities - taxable	2,883,412	19,642	2.72%	2,585,362	12,328	1.91%
Investment securities - non-taxable (2)	312,312	2,817	3.61%	318,408	3,252	4.09%
Federal funds sold and securities purchased under agreements to resell	137,728	1,309	3.77%	161,577	207	—%
Interest-bearing deposits in other financial institutions	1,780,220	9,542	2.13%	2,197,478	788	0.14%
Securities borrowed	1,116,837	10,938	3.83%	1,364,726	8,585	2.46%
Other	56,331	3,425	24.12%	51,350	813	6.28%
Interest-earning assets, gross (2)	15,364,938	156,838	4.05%	16,494,232	125,742	3.02%
Allowance for credit losses	(95,083)			(115,688)
Interest-earning assets, net	15,269,855			16,378,544
Noninterest-earning assets	1,399,228			1,371,207
Total assets	$16,669,083			$17,749,751

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,136,779	$12,525	0.70%	$7,622,748	$5,303	0.28%
Securities loaned	980,530	9,407	3.81%	1,306,314	6,519	1.98%
Notes payable and other borrowings	1,262,985	11,054	3.47%	1,231,545	8,266	2.66%
Total interest-bearing liabilities	9,380,294	32,986	1.40%	10,160,607	20,088	0.78%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,543,067			4,299,987
Other liabilities	685,843			800,225
Total liabilities	14,609,204			15,260,819
Stockholders’ equity	2,032,717			2,463,821
Noncontrolling interest	27,162			25,111
Total liabilities and stockholders' equity	$16,669,083			$17,749,751

Net interest income (2)		$123,852			$105,654
Net interest spread (2)			2.65%			2.24%
Net interest margin (2)			3.20%			2.54%

	Nine Months Ended September 30,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,335,447	$40,680	4.06%	$2,440,668	$51,059	2.79%
Loans held for investment, gross (1)	7,863,257	257,621	4.43%	7,628,599	257,149	4.50%
Investment securities - taxable	2,810,993	52,512	2.49%	2,432,268	33,666	1.85%
Investment securities - non-taxable (2)	295,523	8,270	3.73%	307,718	8,261	3.58%
Federal funds sold and securities purchased under agreements to resell	162,893	1,925	1.58%	138,191	208	—%
Interest-bearing deposits in other financial institutions	2,494,687	15,953	0.85%	1,876,943	1,998	0.14%
Securities borrowed	1,280,551	30,252	3.12%	1,435,862	53,143	4.88%
Other	54,971	5,187	12.62%	50,281	2,568	6.83%
Interest-earning assets, gross (2)	16,298,322	412,400	3.38%	16,310,530	408,052	3.34%
Allowance for credit losses	(92,991)			(136,400)
Interest-earning assets, net	16,205,331			16,174,130
Noninterest-earning assets	1,439,017			1,468,459
Total assets	$17,644,348			$17,642,589

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,698,557	$22,174	0.39%	$7,662,951	$19,220	0.34%
Securities loaned	1,154,323	25,390	2.94%	1,358,104	44,350	4.37%
Notes payable and other borrowings	1,272,012	28,045	2.95%	1,210,578	24,660	2.72%
Total interest-bearing liabilities	10,124,892	75,609	1.00%	10,231,633	88,230	1.15%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,534,513			4,040,649
Other liabilities	683,288			925,689
Total liabilities	15,342,693			15,197,971
Stockholders’ equity	2,274,911			2,418,804
Noncontrolling interest	26,744			25,814
Total liabilities and stockholders' equity	$17,644,348			$17,642,589

Net interest income (2)		$336,791			$319,822
Net interest spread (2)			2.38%			2.19%
Net interest margin (2)			2.76%			2.62%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.4 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

On a consolidated basis, the changes in net interest income during the three and nine months ended September 30, 2022, compared with the same periods in 2021, were primarily due to the effects of volume and rate changes within the mortgage warehouse lending, securities and deposits portfolios within the banking segment, increased net yields on mortgage loans held for sale and decreases in average warehouse line balance within the mortgage origination segment and changes within the broker-dealer segment related to its structured finance and fixed income services business lines. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended September 30, 2022, the reversal of credit losses reflected modest improvements in the U.S. economic outlook compared to assumptions in the prior quarter outlook, and in specific reserves and credit metrics since the prior quarter, while the provision for credit losses during the nine months ended September 30, 2022 was driven by a deteriorating U.S. economic outlook since December 31, 2021. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during the three months ended September 30, 2022, compared with the same period in 2021, primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment. The decrease in noninterest income during the nine months ended September 30, 2022, compared with the same period in 2021, was primarily due to decreases in total mortgage loan sales volume and average loan sales margin, and changes in net fair value and related derivative activity within our mortgage origination segment, as well as declines in net revenues within the broker-dealer segment’s public finance services, fixed income services and structured finance business lines.

Noninterest expense decreased during the three and nine months ended September 30, 2022, compared with the same periods in 2021, primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations, and a decline in variable compensation within our broker-dealer segment, partially offset by increases within our banking segment. We have experienced an increase in certain noninterest expenses during the first nine months of 2022, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs during the remainder of 2022 and into the first half of 2023.

Effective income tax rates during the three months ended September 30, 2022 and 2021 were 21.8% and 22.8%, respectively, and for the nine months ended September 30, 2022 and 2021, were 22.7% and 23.2%, respectively.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net interest income	$110,939	$99,978	$10,961	$304,269	$309,330	$(5,061)
Provision for (reversal of) credit losses	(650)	(5,775)	5,125	4,325	(39,725)	44,050
Noninterest income	12,200	11,727	473	37,438	33,293	4,145
Noninterest expense	60,160	54,567	5,593	175,921	167,869	8,052
Income (loss) before income taxes	$63,629	$62,913	$716	$161,461	$214,479	$(53,018)

The changes in income before income taxes during the three and nine months ended September 30, 2022, compared with the same periods in 2021, were primarily due to declines in the respective year-over-year changes in provision for (reversal of) credit losses and the combined impact of net interest income volume and rate changes within the loans held for investment and mortgage warehouse lending portfolios. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Efficiency ratio (1)	48.85%	48.85%	51.48%	49.00%
Return on average assets (2)	1.41%	1.36%	1.16%	1.58%
Net interest margin (3)	3.42%	2.99%	3.01%	3.16%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.15)%	0.00%	(0.08)%	0.00%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended September 30, 2022 and 2021, purchase accounting contributed 10 and 11 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.43% and 3.00%, respectively. During the nine months ended September 30, 2022 and 2021, purchase accounting contributed 9 and 16 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.01% and 3.17%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,460,437	$88,054	4.68%	$6,906,305	$77,825	4.47%
Subsidiary warehouse lines of credit	1,078,422	16,012	5.81%	2,113,964	20,239	3.75%
Investment securities - taxable	2,426,451	12,203	2.01%	2,110,509	7,772	1.47%
Investment securities - non-taxable (2)	111,775	989	3.54%	113,474	966	3.41%
Federal funds sold and securities purchased under agreements to resell	80,811	541	—%	744	—	—%
Interest-bearing deposits in other financial institutions	1,662,342	9,542	2.28%	1,971,325	788	0.16%
Other	36,849	2,154	23.19%	36,754	130	1.40%
Interest-earning assets, gross (2)	12,857,087	129,495	4.00%	13,253,075	107,720	3.22%
Allowance for credit losses	(94,690)			(115,001)
Interest-earning assets, net	12,762,397			13,138,074
Noninterest-earning assets	937,190			962,472
Total assets	$13,699,587			$14,100,546

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$6,871,441	$16,409	0.95%	$7,467,386	$7,144	0.38%
Notes payable and other borrowings	352,299	1,938	2.18%	140,016	391	1.11%
Total interest-bearing liabilities	7,223,740	18,347	1.01%	7,607,402	7,535	0.39%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,741,624			4,632,213
Other liabilities	151,313			156,358
Total liabilities	12,116,677			12,395,973
Stockholders’ equity	1,582,910			1,704,573
Total liabilities and stockholders’ equity	$13,699,587			$14,100,546

Net interest income (2)		$111,148			$100,185
Net interest spread (2)			2.99%			2.83%
Net interest margin (2)			3.43%			3.00%

	Nine Months Ended September 30,
	2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,307,478	$241,170	4.41%	$7,083,355	$245,332	4.63%
Subsidiary warehouse lines of credit	1,239,312	43,211	4.60%	2,265,504	64,441	3.75%
Investment securities - taxable	2,374,314	30,886	1.73%	1,952,961	21,289	1.45%
Investment securities - non-taxable (2)	108,946	2,852	3.49%	114,965	2,951	3.42%
Federal funds sold and securities purchased under agreements to resell	120,790	1,025	1.15%	514	—	—%
Interest-bearing deposits in other financial institutions	2,349,273	15,953	0.91%	1,626,918	1,515	0.12%
Other	36,824	2,176	7.90%	36,825	358	1.30%
Interest-earning assets, gross (2)	13,536,937	337,273	3.33%	13,081,042	335,886	3.43%
Allowance for credit losses	(92,562)			(135,979)
Interest-earning assets, net	13,444,375			12,945,063
Noninterest-earning assets	920,984			975,701
Total assets	$14,365,359			$13,920,764

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,523,367	$28,684	0.51%	$7,523,106	$24,738	0.44%
Notes payable and other borrowings	277,152	3,711	1.79%	139,698	1,191	1.14%
Total interest-bearing liabilities	7,800,519	32,395	0.56%	7,662,804	25,929	0.45%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,797,683			4,411,823
Other liabilities	135,825			160,643
Total liabilities	12,734,027			12,235,270
Stockholders’ equity	1,631,332			1,685,494
Total liabilities and stockholders’ equity	$14,365,359			$13,920,764

Net interest income (2)		$304,878			$309,957
Net interest spread (2)			2.77%			2.98%
Net interest margin (2)			3.01%			3.17%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross (2)	$6,243	$3,986	$10,229	$7,761	$(11,923)	$(4,162)
Subsidiary warehouse lines of credit (3)	(9,788)	5,561	(4,227)	(28,783)	7,553	(21,230)
Investment securities - taxable	1,171	3,260	4,431	4,570	5,027	9,597
Investment securities - non-taxable (4)	(15)	38	23	(154)	55	(99)
Federal funds sold and securities purchased under agreements to resell	—	541	541	—	1,025	1,025
Interest-bearing deposits in other financial institutions	(125)	8,879	8,754	648	13,790	14,438
Other	—	2,024	2,024	—	1,818	1,818
Total interest income (4)	(2,514)	24,289	21,775	(15,958)	17,345	1,387

Interest expense
Deposits	$(571)	$9,836	$9,265	$1	$3,945	$3,946
Notes payable and other borrowings	594	953	1,547	1,172	1,348	2,520
Total interest expense	23	10,789	10,812	1,173	5,293	6,466

Net interest income (4)	$(2,537)	$13,500	$10,963	$(17,131)	$12,052	$(5,079)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included declines during the three and nine months ended September 30, 2022, compared to the same periods in 2021, of $4.4 million and $14.4 million, respectively, in PPP loan-related fee income and $0.4 million and $5.7 million, respectively, in accretion of discount on loans. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

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

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At September 30, 2022, approximately $723 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 80% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

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

We will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions, effectiveness of vaccinations, the emergence of new variants, government stimulus, payment deferment programs and any other triggering events or circumstances that may indicate an impairment of goodwill or core deposit intangible assets in the future. See further discussion in the “Recent Developments” section above.

The banking segment retained approximately $130.1 million and $227.7 million during the three months ended September 30, 2022 and 2021, respectively, and $343.1 million and $567.5 million during the nine months ended September 30, 2022 and 2021, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in the economic outlook, macroeconomic forecast assumptions and resulting impact on reserves. Specifically, during the three months ended September 30, 2022, the reversal of credit losses reflected modest improvements in the U.S. economic outlook compared to assumptions in the prior quarter outlook, and in specific reserves and credit metrics since the prior quarter, while the provision for credit losses during the nine months ended September 30, 2022 was driven by a deteriorating U.S. economic outlook since December 31, 2021. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2022 included reversals of credit losses of $0.1 million and $1.6 million, respectively, while collectively evaluated loans included a reversal of credit losses of $0.5 million, compared to a provision for credit losses of $5.9 million, respectively. The changes in the allowance for credit losses during the three and nine months ended September 30, 2022 were also impacted by net charge-offs of $2.7 million and $4.2 million, respectively. The banking segment’s reversals of credit losses during the three and nine months ended September 30, 2021 of $11.0 million and $45.2 million, respectively, were primarily due to improvements in the macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2021 included provisions for credit losses of $5.2 million and $5.5 million, respectively. The changes in the allowance for credit losses during the three and nine months ended September 30, 2021 were also impacted by net recoveries of $0.1 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to increased wealth management fee income as well as service charges on depositor accounts.

The banking segment’s noninterest expense increased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to increases in expenses associated with employees’ compensation and benefits and professional fees.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net interest income:
Wealth management:
Securities lending	$1,531	$2,066	$(535)	$4,862	$8,793	$(3,931)
Clearing services	1,888	1,922	(34)	5,998	5,155	843
Structured finance	1,544	469	1,075	4,995	1,342	3,653
Fixed income services	4,550	5,354	(804)	15,163	13,667	1,496
Other	3,873	616	3,257	6,463	2,666	3,797
Total net interest income	13,386	10,427	2,959	37,481	31,623	5,858
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	6,984	9,807	(2,823)	25,658	38,720	(13,062)
Wealth management:
Retail	19,341	18,954	387	56,964	55,743	1,221
Clearing services	7,440	5,215	2,225	18,922	17,037	1,885
Structured finance	3,652	1,206	2,446	8,237	1,877	6,360
Other	958	964	(6)	2,917	2,851	66
	38,375	36,146	2,229	112,698	116,228	(3,530)
Investment and securities advisory fees and commissions by business line:
Public finance services	25,399	37,087	(11,688)	65,549	77,737	(12,188)
Fixed income services	1,677	3,234	(1,557)	5,055	5,350	(295)
Wealth management:
Retail	7,313	8,299	(986)	23,793	23,330	463
Clearing services	406	472	(66)	1,354	1,480	(126)
Structured finance	153	429	(276)	719	1,431	(712)
Other	83	125	(42)	268	281	(13)
	35,031	49,646	(14,615)	96,738	109,609	(12,871)
Other:
Structured finance	23,966	33,337	(9,371)	40,357	68,136	(27,779)
Fixed income services	3,626	(3,015)	6,641	1,008	1,931	(923)
Other	(200)	29	(229)	(1,662)	2,325	(3,987)
	27,392	30,351	(2,959)	39,703	72,392	(32,689)
Total noninterest income	100,798	116,143	(15,345)	249,139	298,229	(49,090)
Net revenue (2)	114,184	126,570	(12,386)	286,620	329,852	(43,232)
Noninterest expense:
Variable compensation (3)	42,567	53,505	(10,938)	106,663	125,325	(18,662)
Non-variable compensation and benefits	27,707	28,924	(1,217)	83,930	85,550	(1,620)
Segment operating costs (4)	26,439	26,720	(281)	78,060	77,033	1,027
Total noninterest expense	96,713	109,149	(12,436)	268,653	287,908	(19,255)

Income before income taxes	$17,471	$17,421	$50	$17,967	$41,944	$(23,977)
(1)	Securities commissions and fees includes income of $4.3 million and $1.7 million during the three months ended September 30, 2022 and 2021, respectively, and $6.7 million and $5.2 million during the nine months ended September 30, 2022 and 2021, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.

The changes in net revenue and income before income taxes between the noted periods were primarily related to the combined impacts of the rising interest rate environment and market turbulence, which impacted period-over-period customer demand and volumes within our various business lines. Specifically, during the third quarter of 2022, the broker-dealer segment’s structured finance business line experienced a decrease in net revenues compared to the third quarter of 2021 due to lower production volumes and continued rate volatility. The decrease in net revenues in the broker-dealer segment’s public finance business line was due to the unfavorable issuance trends both nationally and in Texas in the third quarter of 2022 compared to the third quarter of 2021. The increase in net revenues in the broker-dealer segment’s fixed income services business line during the third quarter of 2022, compared to third quarter of 2021, was primarily due to increases in the business line’s net trading gains, partially offset by decreases in commissions and fees earned on sales transactions. The wealth management business line’s net revenue increased for the third quarter of 2022 when compared to the third quarter of 2021, as customer balance revenues increased despite weaker retail division production due to higher rates and an overall decline in the equity markets.

The changes in the broker-dealer segment’s income before income taxes during the three and nine months ended September 30, 2022 compared with the same periods in 2021, were primarily as a result of the following:

●	decreases in the broker-dealer segment’s structured finance business line’s net revenues for the three and nine months ended September 30, 2022 as a result of lower volumes and market turbulence beginning in the second quarter of 2022, resulting in decreases in the business line’s other noninterest income. Specifically, for the nine months ended September 30, 2022, the decreases were due to lower mortgage originations, with mortgage loan lock volumes totaling $3.1 billion during the nine months ended September 30, 2022, a 44% decline compared with the same period in 2021.
●	a decrease in the broker-dealer segment’s fixed income services net revenues for the nine months ended September 30, 2022 primarily resulted from declines within the taxable fixed income and municipal divisions as a result of lower customer demand and a less favorable trading environment given higher interest rates. Specifically, in the first quarter of 2022, all product areas experienced declines in customer demand and volumes as compared to the same period in 2021 given higher inflation and the expectation of higher interest rates.
●	a decrease in compensation expense for the nine months ended September 30, 2022, of which $18.7 million was due to the decreases in variable compensation associated with revenue declines in our business lines. Compensation expense for the three months ended September 30, 2022 decreased $12.2 million compared to the same period in 2021 primarily due to a decrease of $10.9 million in variable compensation associated with revenue declines within our public finance business line and commission revenue declines within our wealth management business line.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions, which could be adversely impacted by interest rate volatility. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short-term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs. The broker-dealer segment is also exposed to interest rate risk through its structured finance business line, which is dependent on mortgage loan production that tends to be adversely impacted by increasing interest rates and may result in valuation-related adjustments.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increases in net interest income during the three and nine months ended September 30, 2022, compared with the same periods in 2021, were primarily due to the changes in net interest income from the securities lending division of our wealth management, our structured finance business line and our fixed income services business line. With the 41-basis point decrease in the weighted average interest rate spread for the three months ended September 30, 2022 and 38-basis point decrease in the weighted average interest rate spread for the nine months ended September 30, 2022, net interest earned within the broker-dealer segment’s stock lending business decreased $0.5 million and $3.9 million for the three and nine months ended September 30, 2022, respectively, when compared with the same periods in 2021.

Noninterest income decreased during the three and nine months ended September 30, 2022, compared with the same periods in 2021, primarily due to changes in investment banking and advisory fees as well as other noninterest income.

Securities commissions and fees increased during the three months ended September 30, 2022, compared with the same period in 2021, primarily due to increases in our money market and FDIC sweep revenue and commissions and fees earned on commodities sales transactions, partially offset by the decrease in customer demand for fixed income services as previously discussed. Securities commissions and fees decreased during the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to the decrease in customer demand for fixed income services as previously discussed, partially offset by increases in money market and FDIC sweep revenues and commission and fees earned on commodities sales transactions. As money market and FDIC sweep revenues are closely correlated to short-term interest rates, we expect that any additional increases in short-term interest rates will cause these revenues to rise.

In addition, securities commissions and fees during the three and nine months ended September 30, 2022, compared with the same periods in 2021, were impacted by decreases in commissions earned in insurance product sales transactions, commissions earned on mutual funds, and net clearing revenues due to the decrease in clearing fees.

Investment and securities advisory fees and commissions decreased during the three and nine months ended September 30, 2022, compared with the same periods in 2021, primarily due to decreases in fees earned from our municipal advisory and underwriting transactions. Public finance national issuance volume declined 26% in the third quarter of 2022, compared with the same period in 2021, and declined 15% for the nine months ended September 30, 2022, compared with the same period in 2021.

The decreases in other noninterest income during the three and nine months ended September 30, 2022, compared with the same periods in 2021, were primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities, given decreased volumes and interest rate volatility as previously discussed. The decreases in the structured finance business line’s noninterest income during the third quarter of 2022, compared with the same period in 2021, was partially offset by an increase in the fixed income services business line’s other noninterest income. The decrease in other noninterest income during the nine months ended September 30, 2022, compared with same period in 2021, also reflected a decline within our broker-dealer segment’s deferred compensation plan of $2.5 million. With the expected rise in interest rates through the end of 2022, we anticipate continued volatility and generally lower levels of other noninterest income related to our structured finance and fixed income services business lines.

The changes in noninterest expenses during the three and nine months ended September 30, 2022, compared with the same periods in 2021, were primarily due to the impact of respective changes in variable compensation as previously noted.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total compensation as a % of net revenue (1)	61.5%	65.1%	66.5%	63.9%
Pre-tax margin (2)	15.3%	13.8%	6.3%	12.7%
FDIC insured program balances at the Bank (end of period)			$663,730	$794,446
Other FDIC insured program balances (end of period)			$1,376,741	$1,594,069
Customer funds on deposit, including short credits (end of period)			$329,948	$506,582

Public finance services:
Number of issues (3)	245	286	759	905
Aggregate amount of offerings (3)	$15,560,951	$14,837,900	$33,753,891	$45,142,567

Structured finance:
Lock production/TBA volume	$1,300,944	$1,774,501	$3,088,340	$5,491,809

Fixed income services:
Total volumes	$50,276,258	$53,254,804	$175,487,156	$184,280,307
Net inventory (end of period)			$542,257	$496,615

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period) (3)			96	109
Independent registered representatives (end of period)			171	188
Correspondents (end of period)			110	122
Correspondent receivables (end of period)			$115,810	$271,664
Customer margin balances (end of period)			$286,691	$374,002

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,182,934	$1,377,261
Interest-bearing liabilities - stock loaned (end of period)			$1,072,408	$1,350,722
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net interest income (expense)	$(2,939)	$(3,503)	$564	$(6,066)	$(16,554)	$10,488
Noninterest income	98,200	242,270	(144,070)	381,477	794,679	(413,202)
Noninterest expense	118,345	176,587	(58,242)	386,372	573,884	(187,512)
Income (loss) before income taxes	$(23,084)	$62,180	$(85,264)	$(10,961)	$204,241	$(215,202)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, recent increases in mortgage interest rates also have negatively impacted home purchase volume. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2022, certain events have adversely impacted origination volumes because of their effect on the economy, including inflation and rising interest rates, the negative residual impact of the COVID-19 pandemic, the Federal Reserve’s actions and communications, and geopolitical threats. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges, in addition to supply chain problems, are impacting customers’ abilities to purchase homes. The increase in interest rates during the first nine months of 2022, which has led to a sharp reduction in national refinancing volume and the reduction of willing and eligible home buyers, has resulted in competitive mortgage pricing pressure, leading to a decline in average loans sales margin. In addition to decreased loan volumes, the negative trend in sales margin has contributed to a decrease in combined net gains from mortgage loan sales and mortgage loan origination fees. Currently, we anticipate that lower seasonal transaction volumes and the continuation of the mortgage loan production and operating results trends experienced by the mortgage origination segment during the third quarter of 2022 will continue into the fourth quarter of 2022, as well as into the first half of 2023. Given these expectations, PrimeLending continues to evaluate its cost structure to address the current mortgage environment.

We believe that current initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. As noted under the section titled “Asset Valuation” earlier in this Item 2, the mortgage origination segment has experienced lower-than-forecasted operating results during the first nine months of 2022 due to conditions discussed in detail within this discussion of segment results. In the event future operating performance remains challenged and below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the mortgage origination reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

Income before income taxes decreased significantly during the three and nine months ended September 30, 2022, compared with the same periods in 2021. The decreases during both periods were primarily the result of a decrease in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications and a decrease in the average value of individual IRLCs. The impact of these trends was partially offset by a decrease in noninterest expense during both periods.

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K, since March 2020, the CARES Act has provided borrowers the ability to request forbearance of residential mortgage loan payments. A significant increase in nationwide forbearance requests that began at that time resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights, which resulted in PrimeLending beginning to reduce the amount of servicing it retained as the willingness of third-party mortgage servicers to purchase mortgage servicing rights improved. Since the fourth quarter of 2020, PrimeLending has reduced the amount of servicing it retained compared to the retention rates in the second and third quarters of 2020, as the willingness of third-party mortgage servicers to purchase mortgage servicing rights has improved. PrimeLending utilizes a third-party to manage its servicing portfolio. Therefore, barring third-party servicers increasing their pricing, we do not expect significant fluctuations in infrastructure costs to manage changes in PrimeLending’s servicing portfolio if we experience a significant increase in the amount of retained servicing.

During the three and nine months ended September 30, 2022, mortgage interest rates increased, while during the three and nine months ended September 30, 2021, mortgage interest rates remained relatively flat. Average interest rates during the three and nine months ended September 30, 2022 exceeded average interest rates during the same periods in 2021, and refinancing volume as a percentage of total origination volume decreased during the three and nine months ended September 30, 2022, as compared to the same periods in 2021. Refinancing volume as a percentage of total origination volume during the three months ended September 30, 2022 decreased to 6.9% from 29.4% during the same period in 2021, while refinancing volume during the nine months ended September 30, 2022 decreased to 15.9% from 38.5% during the same period in 2021. Although we anticipate a lower percentage of refinancing volume relative to total loan origination volume during 2022, as compared to 2021, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2022, funded volume through ABAs was approximately 8% of the mortgage origination segment’s total loan volume. As of September 30, 2022, PrimeLending owned a greater than 50% membership interest in five ABAs. During the third quarter of 2022, the decision was made to dissolve one of the five ABAs. We anticipate the dissolution will be completed during the fourth quarter of 2022. We expect total production within the ABA channel to increase slightly to approximately 10% of loan volume of the mortgage origination segment during the remainder of 2022.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022		2021			2022		2021
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2022 vs 2021	Amount	Total	Amount	Total	2022 vs 2021
Mortgage Loan Originations - units	10,098		18,919		(8,821)	34,407		60,651		(26,244)

Mortgage Loan Originations - volume:
Conventional	$1,934,614	63.57	$3,871,765	69.20	$(1,937,151)	$6,971,138	65.66	$12,410,492	70.20	$(5,439,354)
Government	736,895	24.21	894,869	16.00	(157,974)	2,085,949	19.65	2,571,494	14.54	(485,545)
Jumbo	198,846	6.53	547,131	9.78	(348,285)	949,498	8.94	1,986,473	11.24	(1,036,975)
Other	172,856	5.69	280,863	5.02	(108,007)	610,329	5.75	710,318	4.02	(99,989)
	$3,043,211	100.00	$5,594,628	100.00	$(2,551,417)	$10,616,914	100.00	$17,678,777	100.00	$(7,061,863)

Home purchases	$2,832,136	93.06	$3,948,420	70.58	$(1,116,284)	$8,927,270	84.09	$10,870,052	61.49	$(1,942,782)
Refinancings	211,075	6.94	1,646,208	29.42	(1,435,133)	1,689,644	15.91	6,808,725	38.51	(5,119,081)
	$3,043,211	100.00	$5,594,628	100.00	$(2,551,417)	$10,616,914	100.00	$17,678,777	100.00	$(7,061,863)

Texas	$716,764	23.55	$1,066,264	19.06	$(349,500)	$2,311,567	21.77	$3,237,241	18.31	$(925,674)
California	196,502	6.46	625,715	11.18	(429,213)	921,194	8.68	2,151,196	12.17	(1,230,002)
Florida	139,698	4.59	240,413	4.30	(100,715)	523,442	4.93	793,293	4.49	(269,851)
South Carolina	137,628	4.52	219,394	3.92	(81,766)	480,444	4.53	744,834	4.21	(264,390)
Arizona	116,535	3.83	249,471	4.46	(132,936)	473,870	4.46	806,722	4.56	(332,852)
Ohio	155,904	5.12	226,164	4.04	(70,260)	469,165	4.42	676,395	3.83	(207,230)
New York	139,381	4.58	185,549	3.32	(46,168)	432,543	4.07	521,003	2.95	(88,460)
Missouri	104,914	3.45	205,897	3.68	(100,983)	346,173	3.26	574,878	3.25	(228,705)
North Carolina	90,287	2.97	159,894	2.86	(69,607)	325,931	3.07	578,796	3.27	(252,865)
Washington	81,962	2.69	177,118	3.17	(95,156)	283,127	2.67	568,911	3.22	(285,784)
All other states	1,163,636	38.24	2,238,749	40.01	(1,075,113)	4,049,458	38.14	7,025,508	39.74	(2,976,050)
	$3,043,211	100.00	$5,594,628	100.00	$(2,551,417)	$10,616,914	100.00	$17,678,777	100.00	$(7,061,863)
								.
Mortgage Loan Sales - volume:
Third parties	$3,289,846	96.20	$5,967,850	96.32	$(2,678,004)	$10,818,341	96.93	$17,503,092	96.86	$(6,684,751)
Banking segment	130,104	3.80	227,709	3.68	(97,605)	343,140	3.07	567,530	3.14	(224,390)
	$3,419,950	100.00	$6,195,559	100.00	$(2,775,609)	$11,161,481	100.00	$18,070,622	100.00	$(6,909,141)

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

The mortgage origination segment’s total loan origination volume decreased 45.6% and 39.9% during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, while income before income taxes decreased 137.1% and 105.4%, respectively, during those same periods. The decreases in income before income taxes during the three and nine months ended September 30, 2022 were primarily due to decreases in net gains from sale of loans, partially offset by decreases in variable compensation, and to a lesser extent, decreases in non-variable compensation and benefits expense, segment operating costs, and net interest expense.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	227	359	271	378
Impact of loans retained by banking segment	(9)	(13)	(8)	(12)
As reported	218	346	263	366
Variable compensation as a percentage of total compensation	51.5%	65.4%	54.3%	67.4%
Mortgage servicing rights asset ($000's) (end of period) (1)			$156,539	$110,931
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs offset by interest income earned on loans held for sale. The year-over-year improvement in net interest expense between both the three and nine months ended September 30, 2022 and 2021 reflected the effects of increased net yields on mortgage loans held for sale and a decrease in the average warehouse line balance between each of the periods compared.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net gains from sale of loans	$74,696	$214,093	$(139,397)	$293,630	$661,563	$(367,933)
Mortgage loan origination fees and other related income	39,960	38,780	1,180	114,400	124,082	(9,682)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(22,163)	(22,902)	739	(59,353)	(47,274)	(12,079)
Mortgage servicing rights asset	(4,146)	(3,306)	(840)	5,490	8,379	(2,889)
Servicing fees	9,853	15,605	(5,752)	27,310	47,929	(20,619)
Total noninterest income	$98,200	$242,270	$(144,070)	$381,477	$794,679	$(413,202)

The decrease in net gains from sale of loans during the three and nine months ended September 30, 2022, compared with the same periods in 2021, was primarily the result of decreases of 44.8% and 38.2% in total loan sales volume during those periods, respectively, in addition to a decrease in average loan sales margin during both periods. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the decrease in loan sales volume during the nine months ended September 30, 2022 was consistent with the decrease in loan origination volume during the period. The decrease in average loan sales margins during the nine months ended September 30, 2022 was primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume.

The decrease in mortgage loan origination fees during the nine months ended September 30, 2022, compared with the same period in 2021, was primarily the result of a decrease in loan origination volume, partially offset by an increase in average mortgage loan origination fees. Fluctuations in mortgage loan origination fees are not always aligned with fluctuations in loan origination volume since customers may opt to pay PrimeLending discount fees on their mortgage loans in exchange for a lower interest rate.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the first and second quarters of 2022 were $109 million and $104 million, respectively. Third quarter 2022 sales increased approximately 25% to $130 million. We anticipate fourth quarter 2022 sales will continue to increase as much as 50% compared to the third quarter. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease in fair value of IRLCs and loans held for sale during the nine months ended September 30, 2022, was the result of decreases in the average value of individual IRLCs and loans held for sale and the total volume of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority servicing released. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three and nine months ended September 30, 2022, PrimeLending retained servicing on approximately 45% and 25%, respectively, of loans sold, compared with approximately 24% and 34% of loans sold during the same periods in 2021, respectively. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, while modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold during the remainder of 2022 to as much as 50%. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net gains (losses) as noted in the table above. During the three and nine months ended September 30, 2022, the operating results of the mortgage origination segment were positively impacted by the noted increases of $5.5 million and $23.6 million, respectively, in the net fair value of the MSR asset. These increases in the net fair value of the MSR asset during the respective periods were primarily driven by changes in the prepayment and discount rates used as inputs to value the MSR asset to address the impact of increased mortgage rates reducing consumer refinancing activity and recent market trends related to MSR sales. On July 20, 2022, the mortgage origination segment executed a letter of intent for a pending sale of MSR assets with a serviced loan volume totaling $1.8 billion. The sale of these MSR assets is expected to be completed in October 2022 at a total price of approximately $36 million. In addition, on September 22, 2022, the mortgage origination segment executed a letter of intent for a pending sale of MSR assets with a serviced loan volume totaling $1.8 billion. The sale of these MSR assets is also expected to be completed during the fourth quarter of 2022 at a total price of approximately $26 million.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Variable compensation	$44,312	$88,153	$(43,841)	$157,079	$300,720	$(143,641)
Non-variable compensation and benefits	41,767	46,661	(4,894)	131,954	145,743	(13,789)
Segment operating costs	23,479	28,869	(5,390)	72,506	88,657	(16,151)
Lender paid closing costs	3,541	4,940	(1,399)	11,002	15,321	(4,319)
Servicing expense	5,246	7,964	(2,718)	13,831	23,443	(9,612)
Total noninterest expense	$118,345	$176,587	$(58,242)	$386,372	$573,884	$(187,512)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised the majority of total employees’ compensation and benefits expenses during the three and nine months ended September 30, 2022 and 2021. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 45.6% and 39.9% during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 10.5% and 9.5% during the same periods, respectively. These decreases during the three and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily due to decreases in salaries associated with a reduction in underwriting and loan fulfillment and operations staff in response to the decreases in loan origination volume that started in the fourth quarter of 2021, and has continued into 2022. During 2022, PrimeLending committed to continue reducing this type of staff in addition to reducing corporate staff to better align resources and lower PrimeLending’s cost structure to address the negative mortgage loan origination trend. Severance costs, included in non-variable compensation above, incurred because of this initiative were $1.3 million and $1.6 million during the three and nine months ended September 30, 2022, respectively. PrimeLending is continuing to evaluate staffing levels to address current mortgage loan origination trends. Segment operating costs decreased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to decreases in business development, professional fees, occupancy and loan-related costs.

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

Between January 1, 2013 and September 30, 2022, the mortgage origination segment sold mortgage loans totaling $150.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2013, it does not anticipate experiencing significant losses in the future on loans originated prior to 2013 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2013 and September 30, 2022 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$223,072	0.15%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	242,778	0.16%	13,559	0.01%
	$465,850	0.31%	$13,559	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At September 30, 2022 and December 31, 2021, the mortgage origination segment’s total indemnification liability reserve totaled $22.1 million and $27.4 million, respectively. The related provision for indemnification losses was $0.1 million and $2.5 million during the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $8.0 million during the nine months ended September 30, 2022 and 2021, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Net interest income (expense)	$(3,276)	$(4,341)	$1,065	$(9,856)	$(13,720)	$3,864
Noninterest income	1,809	757	1,052	5,655	8,140	(2,485)
Noninterest expense	14,034	15,355	(1,321)	44,388	37,015	7,373
Income (loss) before income taxes	$(15,501)	$(18,939)	$3,438	$(48,589)	$(42,595)	$(5,994)

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, consumer services, industrial equipment manufacturing and animal health, with an aggregate carrying value of approximately $48 million at September 30, 2022.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and nine months ended September 30, 2022 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each period included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) and on our $200 million aggregate principal amount of Subordinated Notes (defined hereafter). Additionally, during the three and nine months ended September 30, 2021, we incurred interest expense of $3.1 million and $9.3 million, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”). As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. Noninterest expenses decreased during the three months ended September 30, 2022, compared to the same period in 2021, primarily due to decreases in expenses associated with employees’ incentive compensation and professional fees, partially offset by inflationary increases associated with compensation, software and occupancy costs. Noninterest expenses increased during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to inflationary increases associated with software and occupancy costs, as well as increases in professional fees, which included $4.4 million related to the recently completed tender offer in May 2022.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2022, as compared with December 31, 2021.

Securities Portfolio

At September 30, 2022, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2022	2021
Trading securities, at fair value
U.S. Treasury securities	$309	$3,728
U.S. government agencies:
Bonds	14,255	3,410
Residential mortgage-backed securities	152,513	152,093
Collateralized mortgage obligations	171,241	126,389
Corporate debt securities	63,626	60,671
States and political subdivisions	200,945	285,376
Private-label securitized product	13,690	11,377
Other	25,285	4,954
	641,864	647,998
Securities available for sale, at fair value
U.S. Treasury securities	24,262	14,862
U.S. government agencies:
Bonds	115,134	44,133
Residential mortgage-backed securities	418,720	898,446
Commercial mortgage-backed securities	164,838	210,699
Collateralized mortgage obligations	826,350	916,866
States and political subdivisions	35,420	45,562
	1,584,724	2,130,568
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	308,102	9,892
Commercial mortgage-backed securities	181,259	145,742
Collateralized mortgage obligations	323,526	43,990
States and political subdivisions	76,565	68,060
	889,452	267,684

Equity securities, at fair value	209	250

Total securities portfolio	$3,116,249	$3,046,500

We had net unrealized losses of $168.5 million and $18.1 million at September 30, 2022 and December 31, 2021, respectively, related to the available for sale investment portfolio, and net unrealized losses of $96.9 million at September 30, 2022, compared with net unrealized gains of $8.6 million associated with the securities held to maturity portfolio at December 31, 2021. Equity securities included net unrealized gains of $0.1 million and $0.2 million at

September 30, 2022 and December 31, 2021, respectively. The noted significant change in net unrealized gains (losses) within our available for sale investment portfolio, and recorded in accumulated other comprehensive income (loss), from December 31, 2021 to September 30, 2022 was related to increases in market interest rates since purchase and the resulting decline in associated estimated fair values of such portfolio investments. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

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

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2022, the banking segment’s securities portfolio of $2.5 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.6 billion, equity securities of $0.2 million and held to maturity securities of $889.5 million, in addition to $12.4 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $641.8 million at September 30, 2022. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $99.5 million at September 30, 2022.

Corporate

At September 30, 2022, the corporate portfolio included other investments, including those associated with merchant banking, of $41.3 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2022. In addition, as of September 30, 2022, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at September 30, 2022.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	September 30,	December 31,
	2022	2021
Commercial real estate	$3,313,911	$3,042,729
Commercial and industrial	1,668,209	1,875,420
Construction and land development	934,915	892,783
1-4 family residential	1,595,270	1,303,430
Consumer	29,439	32,349
Broker-dealer	402,502	733,193
Loans held for investment, gross	7,944,246	7,879,904
Allowance for credit losses	(91,783)	(91,352)
Loans held for investment, net of allowance	$7,852,463	$7,788,552

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.4 billion and $8.8 billion at September 30, 2022 and December 31, 2021, respectively. The banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending of $2.7 billion, of which $0.9 billion and $1.7 billion was drawn at September 30, 2022 and December 31, 2021, respectively. As of October 1, 2022, the total commitment was reduced to $2.0 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

The banking segment’s loan portfolio included approximately $1.1 million related to both initial and second round PPP loans at September 30, 2022. While these loans have terms of up to 60 months, borrowers can apply for forgiveness of these loans with the SBA. Through October 14, 2022, the SBA had approved approximately 4,100 PPP forgiveness applications from the Bank totaling approximately $896 million, with PPP loans of approximately $0.1 million pending SBA review and approval.

At September 30, 2022, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 44.0%, 21.2% and 12.4%, respectively, of the banking segment’s total loans held for investment at September 30, 2022. The banking segment’s loan concentrations were within regulatory guidelines at September 30, 2022.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	September 30, 2022
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate	$852,144	$1,338,871	$1,016,279	$106,617	$3,313,911
Commercial and industrial	2,107,333	305,531	164,261	—	2,577,125
Construction and land development	724,591	139,571	66,674	4,079	934,915
1-4 family residential	159,768	193,537	389,164	852,801	1,595,270
Consumer	15,478	13,714	228	19	29,439
Total	$3,859,314	$1,991,224	$1,636,606	$963,516	$8,450,660

Fixed rate loans	$1,656,913	$1,726,138	$1,453,216	$963,516	$5,799,783
Floating rate loans	2,202,401	265,086	183,390	—	2,650,877
Total	$3,859,314	$1,991,224	$1,636,606	$963,516	$8,450,660

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of September 30, 2022, floating rate loans totaling $718.4 million had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. An additional $4.4 million of floating rate loans would be adjustable if published rates increase by a sufficient amount to move past their floored levels. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $402.0 million and $733.0 million at September 30, 2022 and December 31, 2021, respectively. This decrease from December 31, 2021 to September 30, 2022 was primarily attributable to a decrease of $190.3 million, or 62%, in receivables from correspondents, and a decrease of $139.9 million, or 33%, in customer margin accounts.

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

	September 30,	December 31,
	2022	2021
Loans held for sale:
Unpaid principal balance	$882,611	$1,728,255
Fair value adjustment	(19,184)	54,336
	$863,427	$1,782,591
IRLCs:
Unpaid principal balance	$1,131,664	$1,283,152
Fair value adjustment	(16,729)	25,489
	$1,114,935	$1,308,641

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2022 and December 31, 2021 were $1.6 billion and $2.4 billion, respectively, while the related estimated fair values were $31.7 million and $0.4 million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of September 30, 2022, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in September 2022.

During our previous quarterly macroeconomic assessment as of June 30, 2022, we also utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2022.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		September 30,	June 30,	March 31,	December 31,	September 30,
		2022	2022	2022	2021	2021
GDP growth rates:
	Q3 2021					5.0%
	Q4 2021				6.7%	7.5%
	Q1 2022			0.7%	3.6%	4.6%
	Q2 2022		2.6%	4.7%	3.5%	2.8%
	Q3 2022	1.3%	2.0%	2.4%	2.3%	1.3%
	Q4 2022	0.4%	0.6%	2.6%	2.7%	1.5%
	Q1 2023	0.3%	0.9%	2.9%	3.0%	2.4%
	Q2 2023	(1.8)%	1.0%	3.0%	2.4%
	Q3 2023	(2.2)%	(1.0)%	3.1%
	Q4 2023	(2.2)%	(3.0)%
	Q1 2024	0.7%

Unemployment rates:
	Q3 2021					5.2%
	Q4 2021				4.3%	4.5%
	Q1 2022			3.9%	4.3%	3.9%
	Q2 2022		3.6%	3.7%	4.0%	3.5%
	Q3 2022	3.7%	3.5%	3.5%	3.8%	3.4%
	Q4 2022	3.9%	3.6%	3.4%	3.6%	3.3%
	Q1 2023	4.0%	3.6%	3.4%	3.7%	3.3%
	Q2 2023	4.6%	3.6%	3.3%	3.7%
	Q3 2023	5.5%	5.0%	3.2%
	Q4 2023	6.2%	6.4%
	Q1 2024	6.0%

As of September 30, 2022, our economic forecast improved modestly since June 30, 2022. Real GDP growth continued to decline during the second quarter of 2022 at an annualized rate of 0.6%; however, the unemployment rate remains near historical lows as tight labor market conditions persist. As persistently high inflation rates continue to disrupt supply chains from goods into new service sectors, we expect higher interest rates and a period of below trend, but positive economic growth into 2023. The current quarter’s economic forecast was updated as we now expect the U.S. economy to migrate into a mild recession during the second quarter of 2023 with real GDP expected to decline 1.6% through the fourth quarter of 2023 with peak unemployment rates increasing to 6.2%. Our prior economic forecast reflected a mild recession beginning during the third quarter of 2023 with real GDP expected to decline 2.2% through the second quarter of 2024 with peak unemployment rates increasing to over 7%. The Federal Reserve increased the federal funds rate target to 3.0% to 3.25% in September 2022 and the current quarter’s economic forecast assumes an average federal funds rate of 3.9% by the first quarter of 2023.

As of December 31, 2021, our economic forecast improved from September 30, 2021 based on updated economic data, including November 2021 unemployment rates improving faster than the prior quarter’s forecast despite tight labor market conditions and accelerated rates of the Federal Reserve’s taper of monthly asset purchases. We assumed the Federal Reserve would continue to support a target range of the federal funds rate near 0% through monetary policy support and assumed interest rates would begin to rise as early as the second quarter of 2022. Real GDP growth rates were revised lower due to persistently higher inflation data and observed supply-chain impacts on business and consumer spending due to the delta variant. Given the timing of the Moody’s economic forecast release in early December 2021, the forecast utilized also assumed that COVID-19 cases had peaked in January 2021, but did not assume a third wave of COVID-19 cases due to the omicron variant into the winter months. The forecast also did not consider uncertainty related to additional fiscal support from the Build Back Better proposal, so our model results were qualitatively adjusted to consider these recent developments as of December 31, 2021.

During the three months ended September 30, 2022, the reversal of credit losses primarily reflected modest improvements in the U.S. economic outlook compared to assumptions in the prior quarter outlook, and in specific reserves and credit metrics since the prior quarter, while the provision for credit losses during the nine months ended September 30, 2022 was driven by a deteriorating U.S. economic outlook since December 31, 2021. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended

September 30, 2022 included reversals of credit losses of $0.2 million and $1.2 million, respectively, while collectively evaluated loans included a reversal of credit losses of $0.5 million, compared to a provision for credit losses of $5.9 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and nine months ended September 30, 2022 were also impacted by net charge-offs of $2.7 million and $4.2 million, respectively.

As discussed under the section titled “Loan Portfolio” earlier in this Item 2, the Bank’s actions beginning in 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. This deteriorating economic outlook resulted in a significant build in the allowance and included provision for credit losses through the second quarter of 2020. During 2021, improvement in both economic results and the macroeconomic outlook, coupled with government stimulus and positive risk rating grade migration within the Bank, resulted in aggregate reversals of a significant portion of previously recorded credit losses. During the first nine months of 2022, the impact of changes in the U.S. economic outlook and resulting impact on collectively evaluated loans has resulted in a build in the allowance since December 31, 2021. As a result, the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, was 1.25% as of September 30, 2022, down from 1.37% as of December 31, 2021 and a high of 2.63% as of September 30, 2020, following the initial impacts of the COVID-19 pandemic.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending and PPP lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
September 30, 2022	For Investment	Losses	Investment
Commercial real estate	$3,313,911	$63,200	1.91%
Commercial and industrial (1)	1,444,084	15,996	1.11%
Construction and land development	934,915	4,768	0.51%
1-4 family residential	1,595,270	6,612	0.41%
Consumer	29,439	574	1.95%
	7,317,619	91,150	1.25%

Broker-dealer	402,502	521	0.13%
Mortgage warehouse lending	223,028	112	0.05%
Paycheck Protection Program	1,097	—	—%
	$7,944,246	$91,783	1.16%
(1)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending and PPP loans.

Allowance Model Sensitivity

Our allowance model was designed to capture the historical relationship between economic and portfolio changes. As such, evaluating shifts in individual portfolio attributes or macroeconomic variables in isolation may not be indicative of past or future performance. It is difficult to estimate how potential changes in any one factor or input might affect the overall allowance for credit losses because we consider a wide variety of factors and inputs in the allowance for credit losses estimate. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of September 30, 2022, excluding margin loans in the broker-dealer segment, the banking segment mortgage warehouse and PPP lending programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from military conflicts between Russia and Ukraine and global supply chain concerns recede faster than expected. Real GDP is expected to grow 5.3% in the fourth quarter of 2022, 4.9% in the first quarter of 2023, 4.9% in the second quarter of 2023, and 5.8% in the third quarter of 2023. Average unemployment rates are expected to decline to 3.3% by the fourth quarter of 2022 and increase modestly to 3.4% by the end of 2023. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and we expect the federal funds rate to be raised to 3.5% during 2023.

Compared to our economic forecast, the downside scenario assumes consumer and business confidence declines as the military conflict between Russia and Ukraine worsens significantly and persists longer than anticipated and global supply chain issues intensify, thereby increasing inflation rates substantially. Consumer confidence and spending erode causing the economy to fall back into recession during 2022. Real GDP is expected to decrease 0.9% in the fourth quarter of 2022, 6.7% in the first quarter of 2023, and 1.9% in the second quarter of 2023. Average unemployment rates are expected to increase to 7.8% by the fourth quarter of 2023, but improve to 6.2% by year-end 2024 and revert back to historical average rates over time. The Federal Reserve increases the federal funds rate to 4.0% by the second quarter of 2023 to slow inflation, but proceeds to reduce it to a 1.4% target by the third quarter of 2024 where it is maintained until mid 2025 to support the economy. Disagreements in Congress prevent any additional stimulus from being enacted beyond the American Rescue Plan and Infrastructure Investment and Jobs Acts passed in 2021.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $23 million or a weighted average expected loss rate of 0.9% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $29 million or a weighted average expected loss rate of 1.6% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending and PPP lending programs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans Held for Investment	2022	2021	2022	2021
Balance, beginning of period	$95,298	$115,269	$91,352	$149,044
Provision for (reversal of) credit losses	(780)	(5,819)	4,671	(39,648)
Recoveries of loans previously charged off:
Commercial real estate	41	19	84	253
Commercial and industrial	370	598	2,004	1,732
Construction and land development	—	—	—	—
1-4 family residential	23	20	71	482
Consumer	90	26	221	171
Broker-dealer	—	—	—	—
Total recoveries	524	663	2,380	2,638
Loans charged off:
Commercial real estate	—	124	—	310
Commercial and industrial	3,096	317	6,197	1,738
Construction and land development	—	—	—	—
1-4 family residential	14	87	62	248
Consumer	149	73	361	226
Broker-dealer	—	—	—	—
Total charge-offs	3,259	601	6,620	2,522
Net recoveries (charge-offs)	(2,735)	62	(4,240)	116
Balance, end of period	$91,783	$109,512	$91,783	$109,512

Average total loans for the period	$7,911,833	$7,514,392	$7,863,257	$7,628,599
Total loans held for investment (end of period)			$7,944,246	$7,552,926
Ratios:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.14)%	0.00%	(0.07)%	0.00%
Non-accrual loans to total loans held for investment (end of period)			0.37%	0.74%
Allowance for credit losses on loans held for investment to:
Total loans held for investment (end of period)			1.16%	1.45%
Non-accrual loans held for investment (end of period)			309.26%	196.22%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans decreased by $16.4 million from December 31, 2021 to September 30, 2022. This change in non-accrual loans was impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $4.1 million and $2.9 million at September 30, 2022 and December 31, 2021, respectively.

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

	September 30, 2022		December 31, 2021
		% of		% of
		Gross		Gross
Allocation of the Allowance for Credit Losses	Reserve	Loans	Reserve	Loans
Commercial real estate	$63,200	41.71%	$59,354	38.61%
Commercial and industrial	16,108	21.00%	21,982	23.80%
Construction and land development	4,768	11.77%	4,674	11.33%
1-4 family residential	6,612	20.08%	4,589	16.54%
Consumer	574	0.37%	578	0.41%
Broker-dealer	521	5.07%	175	9.31%
Total	$91,783	100.00%	$91,352	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022	2022	2021	2021
Commercial real estate	$63,200	$63,719	$60,361	$59,354	$68,535
Commercial and industrial	16,108	19,836	20,130	21,982	30,545
Construction and land development	4,768	4,996	5,515	4,674	5,100
1-4 family residential	6,612	5,554	4,340	4,589	4,538
Consumer	574	542	499	578	504
Broker-dealer	521	651	340	175	290
	$91,783	$95,298	$91,185	$91,352	$109,512

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$6,931	$7,981	$5,880	$8,388
Other noninterest expense	87	(1,183)	1,138	(1,590)
Balance, end of period	$7,018	$6,798	$7,018	$6,798

During the three months ended September 30, 2022, the increase in the reserve for unfunded commitments was primarily due to an increase in available commitment balances, while the increase in the reserve for unfunded commitments during the nine months ended September 30, 2022 was due to increases in both loan expected loss rates and available commitment balances.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had two credit relationships totaling $3.2 million of potential problem loans at September 30, 2022, compared with two credit relationships totaling $3.1 million of potential problem loans at December 31, 2021.

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

The following table presents components of our non-performing assets (dollars in thousands).

	September 30,	December 31,
	2022	2021	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$4,735	$6,601	$(1,866)
Commercial and industrial	12,078	22,478	(10,400)
Construction and land development	1	2	(1)
1-4 family residential	16,968	21,123	(4,155)
Consumer	16	23	(7)
Broker-dealer	—	—	—
	$33,798	$50,227	$(16,429)
Troubled debt restructurings included in accruing loans held for investment	825	922	(97)
Non-performing loans	$34,623	$51,149	$(16,526)

Non-performing loans as a percentage of total loans	0.39%	0.52%	(0.13)%

Other real estate owned	$1,637	$2,833	$(1,196)

Other repossessed assets	$—	$—	$—

Non-performing assets	$36,260	$53,982	$(17,722)

Non-performing assets as a percentage of total assets	0.22%	0.29%	(0.07)%

Loans past due 90 days or more and still accruing	$96,532	$60,775	$35,757

At September 30, 2022, non-accrual loans included 39 commercial and industrial relationships with loans secured by accounts receivable, automobiles, equipment and notes receivable. Non-accrual loans at September 30, 2022 also included $4.1 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2021, non-accrual loans included 45 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2021 also included $2.9 million of loans secured by residential real estate which were classified as loans held for sale.

At September 30, 2022, TDRs were comprised of $0.8 million of loans that are considered to be performing and accruing, and $6.0 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2021, TDRs were comprised of $0.9 million of loans that are considered to be performing and accruing, and $5.9 million of loans that were considered to be non-performing reported in non-accrual loans.

OREO decreased from December 31, 2021 to September 30, 2022, primarily due to disposals and valuation adjustments totaling $1.5 million, partially offset by additions totaling $0.3 million. At both September 30, 2022 and December 31, 2021, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at September 30, 2022 and December 31, 2021, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. As of September 30, 2022, $49.0 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced that it would temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of September 30, 2022. As of September 30, 2022, $49.0 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. In an effort to assist its customers avoid overdraft-related fees, our banking segment implemented certain fee enhancements beginning October 1, 2022. Such fee enhancements are not expected to have a material impact on its overall operating results.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$4,534,513	0.00%	$4,040,649	0.00%
Interest-bearing demand deposits	6,436,557	0.38%	5,921,329	0.31%
Savings deposits	336,617	0.12%	287,282	0.10%
Time deposits	925,383	0.54%	1,454,340	1.40%
	$12,233,070	0.24%	$11,703,600	0.34%

The following table presents the scheduled maturities of uninsured deposits greater than $250,000 as of September 30, 2022 (in thousands).

Months to maturity:
3 months or less	$101,943
3 months to 6 months	44,408
6 months to 12 months	101,807
Over 12 months	110,019
$358,177

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	September 30, 2022		December 31, 2021
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$942,309	1.58%	$859,444	1.22%	$82,865
Notes payable	390,354	4.35%	387,904	5.79%	2,450
Junior subordinated debentures	—	—%	—	3.45%	—
	$1,332,663	2.39%	$1,247,348	1.32%	$85,315

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The increase in short-term borrowings at September 30, 2022, compared with December 31, 2021, primarily reflected increases in federal funds purchased by the banking segment and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by decreases in short-term bank loans and commercial paper within the broker-dealer segment. Notes payable at September 30, 2022 was comprised of $149.3 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.3 million and mortgage origination segment borrowings of $43.8 million. As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At September 30, 2022, Hilltop had $162.2 million in cash and cash equivalents, a decrease of $205.7 million from $367.9 million at December 31, 2021. This decrease in cash and cash equivalents was primarily due to cash outflows of $442.3 million in stock repurchases related to the tender offer, $33.5 million in cash dividends declared and other general corporate expenses, partially offset by the receipt of $299.0 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

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

Dividend Declaration

On October 20, 2022, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on November 25, 2022 to all common stockholders of record as of the close of business on November 11, 2022.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. As a result of share repurchases during 2022, including the tender offer described below, we have no further available share repurchase capacity associated with our previously authorized stock repurchase program.

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

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30, 2022, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At September 30, 2022, $200.0 million of our Subordinated Notes was outstanding.

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

The Debentures, which were held by four statutory trusts created for the sole purpose of issuing and selling preferred securities and common securities used to acquire the Debentures, had an original stated term of 30 years with original maturities ranging from July 2031 to February 2038. The Debentures were callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At September 30, 2022, PCC had no remaining borrowings associated with the Debentures. The redemptions noted above were funded from available cash balances held at PCC.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at September 30, 2022 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2022 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum
			Capital
			Requirements
			Including
			Conservation	To Be Well
	September 30, 2022		Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,404,288	10.29%	4.0%	5.0%
Hilltop	1,881,289	11.41%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,404,288	14.68%	7.0%	6.5%
Hilltop	1,881,289	17.45%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,404,288	14.68%	8.5%	8.0%
Hilltop	1,881,289	17.45%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,486,989	15.54%	10.5%	10.0%
Hilltop	2,163,815	20.07%	10.5%	N/A

We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item 1, of our 2021 Form 10-K.

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

	September 30,	December 31,
	2022	2021
FHLB capacity	$4,339	$4,221
Investment portfolio (available)	1,694	1,478
Fed deposits (excess daily requirements)	1,626	2,686
	$7,659	$8,385

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at September 30, 2022 continues to be at a heightened level. The Bank is targeting available liquidity of between approximately $5 billion and $6 billion during the remainder of 2022 given general economic uncertainties. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 11.41% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 6.31% of the Bank’s total deposits at September 30, 2022. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2022, Hilltop Securities had credit arrangements with four unaffiliated banks, with maximum aggregate commitments of up to $600.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At September 30, 2022, Hilltop Securities had $7.0 million in borrowings under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of September 30, 2022, the weighted average maturity of the CP Notes was 145 days at a rate of 3.16% with a weighted average remaining life of 59 days. At September 30, 2022, the aggregate amount outstanding under these secured arrangements was $193.8 million, which was collateralized by securities held for firm accounts valued at $213.1 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $2.7 billion, of which $0.9 billion was drawn at September 30, 2022. As of October 1, 2022, the total commitment was reduced to $2.0 billion. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at September 30, 2022.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds an ownership interest in and is the managing member of certain ABAs. At September 30, 2022, these ABAs had combined available lines of credit totaling $190.0 million, $55.0 million of which was with a single unaffiliated bank, and the remaining $135.0 million of which was with the Bank. At September 30, 2022, Ventures Management had outstanding borrowings of $67.4 million, $23.6 million of which was with the Bank. As of October 1, 2022, the ABA combined available lines of credit with the Bank were reduced to $105.0 million.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.5 billion at September 30, 2022 and outstanding financial and performance standby letters of credit of $100.3 million at September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2022 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2021 Form 10-K, except as discussed below.

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

As illustrated in the table below, the banking segment is currently asset sensitive overall. Loans that adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year as shown in the following table (dollars in thousands).

	September 30, 2022
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,066,267	$1,288,993	$1,890,178	$765,183	$440,441	$8,451,062
Securities	571,861	203,143	441,220	344,279	1,125,485	2,685,988
Federal funds sold and securities purchased under agreements to resell	42,288	—	—	—	—	42,288
Other interest sensitive assets	1,637,732	—	—	—	29,590	1,667,322
Total interest sensitive assets	6,318,148	1,492,136	2,331,398	1,109,462	1,595,516	12,846,660

Interest sensitive liabilities:
Interest bearing checking	$5,401,726	$—	$—	$—	$—	$5,401,726
Savings	316,788	—	—	—	—	316,788
Time deposits	240,805	420,652	184,528	21,863	60	867,908
Notes payable and other borrowings	439,284	145	462	596	2,356	442,843
Total interest sensitive liabilities	6,398,603	420,797	184,990	22,459	2,416	7,029,265

Interest sensitivity gap	$(80,455)	$1,071,339	$2,146,408	$1,087,003	$1,593,100	$5,817,395

Cumulative interest sensitivity gap	$(80,455)	$990,884	$3,137,292	$4,224,295	$5,817,395

Percentage of cumulative gap to total interest sensitive assets	(0.63)%	7.71%	24.42%	32.88%	45.28%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2022 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$89,860	18.25%	$268,726	12.12%
+200	$58,210	11.82%	$172,494	7.78%
+100	$29,731	6.04%	$111,370	5.02%
-50	$(14,693)	(2.98)%	$(64,536)	(2.91)%
-100	$(30,510)	(6.20)%	$(146,183)	(6.59)%
-200	$(84,732)	(17.21)%	$(378,278)	(17.05)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2022 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle in 2023, we are evaluating our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

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

	September 30, 2022
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$157	$18,945	$64,609	$117,234	$200,945
U.S. government and government agency obligations	(116)	(3,871)	(8,460)	298,107	285,660
Corporate obligations	10,630	15,325	477	16,741	43,173
Total debt securities	10,671	30,399	56,626	432,082	529,778
Corporate equity securities	(12,783)	—	—	—	(12,783)
Other	25,262	—	—	—	25,262
	$23,150	$30,399	$56,626	$432,082	$542,257

Weighted average yield
Municipal obligations	0.00%	4.47%	4.04%	5.20%	4.75%
U.S. government and government agency obligations	4.23%	4.31%	3.70%	5.62%	5.33%
Corporate obligations	5.25%	5.39%	6.09%	4.52%	5.27%

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

Consolidated

At September 30, 2022, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $393.8 million, and included $350.0 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

As noted above within the discussion for each business segment, on a consolidated basis, our primary component of market risk is sensitivity to changes in interest rates. Consequently, and in large part due to the significance of our banking segment, our consolidated earnings depend to a significant extent on our net interest income. Refer to the discussion in the “Banking Segment” section above that provides more details regarding sources of interest rate risk and asset/liability management policies and procedures employed to manage our interest-earning assets and interest-bearing liabilities, and potential future repositioning of our GAP position, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of risk.

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at September 30, 2022 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+300	$112,995	21.78%
+200	$74,325	14.33%
+100	$38,053	7.33%
-50	$(20,371)	(3.93)%
-100	$(46,375)	(8.94)%
-200	$(110,540)	(21.31)%

The projected changes in net interest income to changes in interest rates at September 30, 2022 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1

First Amendment to Hilltop Holdings Inc. Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2022 (File No. 001-31987) and incorporated herein by reference).

10.2

Second Amendment to Employment Agreement by and between Hilltop Holdings Inc. and William B. Furr, dated as of August 30, 2022 (filed as Exhibit 10.7.3 to the Registrant’s Current Report on Form 8-K filed August 31, 2022 (File No. 001-31987) and incorporated herein by reference).

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

HILLTOP HOLDINGS INC.

Date: October 24, 2022	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)