Form 10-K
period 2022-12-31
Hilltop Holdings Inc.
filed 2023-02-17
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☑ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐*

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐*

*The registrant has included these items on the cover page but, in accordance with Release No. 33-11126, is not completing the relevant check boxes as it is not yet required to have a policy under an applicable exchange listing standard.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2022, was approximately $1.24 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 16, 2023 was 64,695,467.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2023 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, such as the current global outbreak of a novel strain of coronavirus (“COVID-19”), information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, expected future benchmarks rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment;
●	risks associated with our concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including responses to the COVID-19 pandemic, changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	cost and availability of capital;
●	changes in key management;
●	competition in our banking, broker-dealer, and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

At December 31, 2022, on a consolidated basis, we had total assets of $16.3 billion, total deposits of $11.3 billion, total loans, including loans held for sale, of $9.0 billion and stockholders’ equity of $2.1 billion.

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

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results have been presented as discontinued operations in our consolidated financial statements, and we no longer have an insurance segment.

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

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 28 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2022, had $13.4 billion in assets and total deposits of $11.3 billion. The primary sources of our deposits are residents and businesses located in Texas. At December 31, 2022, the Bank employed approximately 1,100 people.

The table below sets forth a distribution of the banking segment’s loans, classified by portfolio segment. The banking segment’s loan portfolio included $2.1 billion in warehouse lines of credit extended to PrimeLending and its affiliated business arrangements (“ABAs”), of which $0.9 billion was drawn at December 31, 2022. Amounts advanced against the warehouse lines of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

		% of Total
	Total Loans	Loans Held
	Held for Investment	for Investment
Commercial real estate:
Non-owner occupied	$1,870,552	21.9%
Owner occupied	1,375,321	16.1%
Commercial and industrial	1,429,930	16.7%
Mortgage warehouse lending	200,869	2.4%
Construction and land development	980,896	11.5%
1-4 family residential	1,767,099	20.7%
Consumer	27,602	0.3%
	7,652,269	89.6%
PrimeLending warehouse lines of credit	890,917	10.4%
Total loans held for investment	$8,543,186	100.0%

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

Business Banking. Our business banking customers primarily consist of real estate (including construction and land development), wholesale/retail trade, healthcare, institutions of higher education, agribusiness and energy companies. We provide these customers with extensive banking services, such as online banking, business check cards and other add-on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer our business banking customers term loans, commercial real estate loans, lines of credit, equipment loans, letters of credit, agricultural loans and other lending products.

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

The Bank also offers construction financing for commercial, retail, office, industrial, warehouse, single-family and multi-family developments. Construction loans involve additional risks because loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. If the Bank is forced to foreclose on a project prior to completion, it may not be able to recover the entire unpaid portion of the loan. Additionally, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. The Bank generally requires that the subject property of a construction loan for commercial real estate be pre-leased because cash flows from the completed project provide the most reliable source of repayment for the loan. Loans to finance these projects are generally secured by first liens on the underlying real property. The Bank conducts periodic completion inspections, either directly or through an agent, prior to approval of periodic draws on these loans.

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

The Bank provides personal trust, investment management and employee benefit plan administration services, including estate planning, management and administration, investment portfolio management and employee benefit account and individual retirement account services.

Broker-Dealer

The “Hilltop Broker-Dealers” include the operations of Hilltop Securities, a broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the NYSE, Momentum Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC. Hilltop Securities and Momentum Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). Additionally, Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network are investment advisers registered under the Investment Advisers Act of 1940. At December 31, 2022, Hilltop Securities had total assets of $2.7 million and net capital of $261.7 million, which was $253.5 million in excess of its minimum net capital requirement of $8.2 million. At December 31, 2022, the Hilltop Broker-Dealers employed approximately 720 people and maintained 40 locations in 15 states.

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

Structured Finance. The structured finance line of business provides advisory services and product expertise related to derivatives for U.S. Agency to-be-announced (“TBA”) and commodities. The business line participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells TBA mortgage-backed securities. Additionally, this business line provides agricultural insurance through Hilltop Securities Insurance Agency Inc., formerly Southwest Insurance Agency, Inc., whereby we act as an agent in these transactions and retain no underwriting risk with regard to the sale of insurance products.

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

Retail. The retail group acts as a securities broker for retail investors in the purchase and sale of securities, options, and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. We extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through Hilltop Securities Insurance Agency Inc. we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and Momentum Independent Network advisors to retail clients. We act as an agent in these transactions and retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management team, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The Momentum Independent Network advisors may also contract directly with third party carriers to sell specified insurance products to their customers. The commissions received from these third party carriers are paid directly to the advisor. At December 31, 2022, we employed 99 registered representatives in 19 retail brokerage offices and had contracts with 163 independent retail representatives for the administration of their securities business.

Clearing Services. The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2022, we provided services to 111 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, which is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with limited lending through its ABAs. During 2022, funded loan volume through ABAs was approximately 10% of the mortgage origination segment’s total loan volume. At December 31, 2022, our mortgage origination segment operated from over 245 locations in 44 states, originating 23.0%, 8.5% and 4.9%, respectively, of its mortgage loans (by dollar volume) from its Texas, California and Florida locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through warehouse lines of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the Bank during 2022, 2021 and 2020, were $532 million, $778 million, and $193 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth. PrimeLending may, from time to time, manage its mortgage servicing rights (“MSR”) assets through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse lines of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending also acts as a primary servicer for loans originated prior to sale and loans sold with servicing retained.

PrimeLending had a staff of approximately 1,927 people, including approximately 1,100 mortgage loan officers, as of December 31, 2022 that produced $12.7 billion in closed mortgage loan volume during 2022, 85.5% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, new construction loans, and Federal Housing Administration (“FHA”), Veterans Affairs

(“VA”), and United States Department of Agriculture (“USDA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that (i) are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or (ii) do not comply with approved investor-specific underwriting guidelines).

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in the large metropolitan markets in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and Momentum Independent Network, which conduct business nationwide, with 65% of the broker-dealer segment’s net revenues during 2022 generated through locations in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 245 locations in 44 states. During 2022, an aggregate of 63% of PrimeLending’s origination volume was concentrated in ten states, with 36% concentrated in Texas, California and Florida, collectively. Other than these ten states, none of the states in which PrimeLending operated during 2022 represented more than 3% of PrimeLending’s origination volume.

Employees and Human Capital Resources

At December 31, 2022 we employed approximately 4,120 full-time employees and less than 50 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Our human capital objectives include attracting, training, motivating, rewarding and retaining our employees. The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic led us to transition during the peak of the pandemic, over a short period of time, to a rotational work schedule allowing employees to effectively work from remote locations and ensure a safely-distanced working environment for employees performing customer-facing activities, at branches and operations centers. In 2021, we returned a majority of our employees to their respective office locations with limited exceptions due to the emergence of new variants of the virus and have since generally returned to pre-pandemic work arrangements with available hybrid options for designated roles. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of healthcare premiums to a minimum.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to our core values (integrity, collaboration, adaptability, respect and excellence) as well as actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in the retention of our top-performing employees. At December 31, 2022, approximately 32% of our current staff had been with us for ten years or more.

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

The Dodd-Frank Act, which significantly altered the regulation of financial institutions and the financial services industry, established the Consumer Financial Protection Bureau (“CFPB”) and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. Several aspects of the Dodd-Frank Act have affected our business, including, without limitation, capital requirements, mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds (the “Volcker Rule”), executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) became law, which included amendments to the Dodd-Frank Act and other statutes that provide the federal banking agencies with the ability to tailor various provisions of the banking laws and eased the regulatory burden imposed by the Dodd-Frank Act with respect to company-run stress testing, resolutions plans, the Volcker Rule, high volatility commercial real estate exposures, and real estate appraisals.

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

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to institutions, including the establishment of the Paycheck Protection Program (“PPP,”) a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic.

The Anti-Money Laundering Act of 2020 (the “AML 2020 Act”) was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. The AML 2020 Act is the most significant revision to the anti-money laundering laws since the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001, as amended (the “USA PATRIOT Act”). The AML 2020 Act clarifies and streamlines the Currency and Foreign Transactions Reporting Act of 1970, as amended, (the “Bank Secrecy Act”) and anti-money laundering (“AML”) obligations in the following ways: requires U.S. entities and entities doing business in the United States to report into a national registry maintained by the Financial Crimes Enforcement Network (“FinCEN”) certain beneficial ownership information, subject to exceptions; modernizes the statutory definition of “financial institution” to include (i) entities that provide services involving “value that substitutes for currency,” which includes stored value and virtual currencies and (ii) any person engaged in the trade of antiquities, including an advisor, consultant or any other person who deals in the sale of antiquities; enhances penalties for Bank Secrecy Act and AML violations, including claw back of bonuses; increases AML whistleblower awards and expands whistleblower protections; requires the Secretary of the Treasury to establish and update every four years National AML Priorities, which are incorporated into the Bank Secrecy Act compliance programs at financial institutions subject to the Bank Secrecy Act; among other amendments. Implementing regulations concerning certain provisions of the AML 2020 Act have been proposed by FinCEN, but not all have been finalized. On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement under the Corporate Transparency Act (CTA), which was passed as part of the AML 2020 Act. The rule, effective January 1, 2024, will require most corporations, limited liability companies, and other entities created in or registered to do business in the United States to report information about their beneficial owners—the persons who ultimately own or control the company, to FinCEN. Reporting companies created or registered before January 1, 2024, will have one year (until January 1, 2025) to file their initial reports, while reporting companies created or registered after January 1, 2024, will have 30 days after creation or registration to file their initial reports. Once the initial report has been filed, both existing and new reporting companies will have to file updates within 30 days of a change in their beneficial ownership information. Certain entities are excluded to the extent that they are not created by a filing with a secretary of state or similar office. The final rule also exempts 23 enumerated entities from the definition of a "reporting company," including, but not limited to, governmental authorities, banks, depository institution holding companies, money services businesses, brokers or dealers in securities, accounting firms, certain large operating companies that meet certain employment and/or tax reporting criteria, and publicly traded companies that are issuers of securities that are registered under Section 12 of the Exchange Act or otherwise required to file supplementary and periodic information under Section 15(d) of the Exchange Act.

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The Alternative Reference Rates Committee (“ARRC”) proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The Federal banking agencies issued a joint statement that imposed a deadline of December 31, 2021 for supervised institutions to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing or reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $2.20 million for each day the activity continues. In addition, the Dodd-Frank Act authorizes the Federal Reserve Board to require reports from and examine bank holding companies and their subsidiaries, and to regulate functionally regulated subsidiaries of bank holding companies.

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

The following table summarizes the Basel III requirements.

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

During 2022, our eligible retained income was positive and our capital conservation buffer was greater than 2.5%, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2023.

At December 31, 2022, Hilltop had a total capital to risk-weighted assets ratio of 20.98%, Tier 1 capital to risk-weighted assets ratio of 18.23% and a common equity Tier 1 capital to risk-weighted assets ratio of 18.23%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At December 31, 2022, PlainsCapital had a total capital to risk-weighted assets ratio of 15.91%, Tier 1 capital to risk-weighted assets ratio of 14.98% and a common equity Tier 1 capital to risk-weighted assets ratio of 14.98%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

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

Banking

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. The Bank is subject to the supervisory and enforcement authority by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2022.

Pursuant to FDICIA, an “undercapitalized” bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the Bank.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The FDIC establishes an initial base deposit insurance assessment for banks with $10 billion or more in assets using a scorecard that is generally based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act required the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35% by September 30, 2020, which was accomplished on November 28, 2018. However, extraordinary growth in insured deposits in 2020 caused the DIF ratio to fall below 1.35%. Accordingly, on October 24, 2022, the FDIC published a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The increase in assessment rate schedules will increase the likelihood that the DIF ratio will reach the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC will notify the Bank of the assessment rate that we will be charged for the assessment period. Accruals for DIF assessments were $3.9 million during 2022.

The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Community Reinvestment Act. The CRA requires, in connection with examinations of financial institutions, that federal banking regulators (in the Bank’s case, the Federal Reserve Board) evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various CRA-related agreements. On May 5, 2022, the Federal banking agencies released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations by updating how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. Management will monitor this proposed rule.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to such bank. Pursuant to a provision in EGRRCPA, the FDIC published a final rule on February 4, 2019 excepting a capped amount of reciprocal deposits from being considered as brokered deposits for certain insured depository institutions. On December 15, 2020, the FDIC also approved a final rule intended to modernize the FDIC’s framework for regulating brokered deposits and ensure the classification of a deposit appropriately reflects changes in the banking landscape. The final rule is also intended to modify the interest rate restrictions applicable to certain depository institutions and clarify the application of the brokered deposit requirements to non-maturity deposits. The final rule became effective on April 1, 2021, but full compliance was not required during a transitionary period ending January 1, 2022. Effective January 1, 2022, we continued to treat deposits swept to the Bank from the broker-dealer segment as non-brokered with the cost of these sweep deposits being based on a current market rate of interest rather than a per account fee. At December 31, 2022, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

Anti-terrorism and Money Laundering Legislation. The Bank is subject to the USA PATRIOT Act, the Bank Secrecy Act and rules and regulations of FinCEN and the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, including obtaining beneficial ownership information on new legal entity customers and otherwise has implemented policies and procedures intended to comply with the foregoing rules until such time as FinCEN adopts final regulations implementing the Corporate Transparency Act, which is part of the AML 2020 Act. FinCEN issued a final rule, effective on January 1, 2024, imposing certain reporting requirements of beneficial ownership of certain business entities other than those entities not meeting, or excluded from, the definition of a “reporting company.”

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

Broker-Dealer

The Hilltop Broker-Dealers are broker-dealers registered with the SEC, FINRA, all 50 U.S. states and the District of Columbia. Hilltop Securities is a member of various securities exchanges and is also registered in Puerto Rico and the U.S. Virgin Islands. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to federal securities laws and SEC rules, as well as the laws and rules of the states in which a broker-dealer conducts business. While the SEC, the states, and the exchanges may conduct regulatory examinations, the Hilltop Broker-Dealers are members of, and are primarily subject to regulation, supervision and regular examination by FINRA.

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

Limitation on Businesses. The businesses that the Hilltop Broker-Dealers may conduct are limited by its agreements with, and its oversight by, FINRA, other regulatory authorities (including self-regulatory organizations) and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, the Hilltop Broker-Dealers are operating subsidiaries of Hilltop, which means their activities are further limited by those that are permissible for financial holding companies and subsidiaries of financial holding companies, and as a result, the Hilltop Broker-Dealers and Hilltop may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2022, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

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

Compliance with the net capital requirements may limit our operations and require a greater use of capital. Such rules require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker-dealer entities, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends, repay debt, meet our debt covenant requirements or to expand or maintain our operations. In addition, such rules may require us to make substantial capital contributions into one or more of the Hilltop Broker-Dealers in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of all applicable net capital rules.

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

Anti-Money Laundering. The Hilltop Broker-Dealers must also comply with anti-money laundering laws such as the USA PATRIOT Act and other related laws, rules and regulations discussed herein, including FINRA AML requirements, designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.

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

The final rules concerning mortgage origination and servicing address the following topics:

Ability to Repay. This final rule requires that for residential mortgages, creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans. On December 29, 2020, the CFPB published a final rule creating a new category of “qualified mortgage,” called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. As the result of the COVID-19 pandemic, the CFPB approved a final rule on April 27, 2021 that delayed the mandatory compliance date for the General Qualified Mortgage final rule from July 1, 2021 to October 1, 2022 to ensure flexibility for consumers affected by the COVID-19 pandemic.

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

●	Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.
●	Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.
●	Our business and results of operations may be adversely affected by unpredictable economic, market and business conditions.
●	Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.
●	Our mortgage origination business is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.
●	The financial services industry is characterized by rapid technological change, and if we fail to keep pace, our business may suffer.
●	We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.
●	Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.
●	An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.
●	The economic impact of the COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.
●	Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.
●	Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
●	Our bank lending, margin lending, stock lending, securities trading and execution and mortgage purchase businesses are all subject to credit risk.

●	We depend on our computer and communications systems and an interruption in service would negatively affect our business.
●	Climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
●	We are heavily dependent on dividends from our subsidiaries.
●	Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.
●	We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Notes (as defined below), and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
●	A reduction in our credit rating could adversely affect us or the holders of our securities.
●	The indenture governing the Senior Notes (as defined below) contains, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.
●	We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
●	We may be subject to more stringent capital requirements in the future.
●	Our broker-dealer business is subject to various risks associated with the securities industry.
●	Market fluctuations could adversely impact our broker-dealer business.
●	Our investment advisory business may be affected if our investment products perform poorly.
●	Our existing correspondents may choose to perform their own clearing services or move their clearing business to one of our competitors or exit the business.
●	Several of our broker-dealer segment’s product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers.
●	Our mortgage origination segment is subject to investment risk on loans that it originates.
●	The CFPB has issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.
●	Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.
●	If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.
●	We ultimately may write-off goodwill and other intangible assets resulting from business combinations.
●	The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting policies.
●	We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.
●	We are subject to losses due to fraudulent and negligent acts.
●	Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.
●	We are subject to legal claims and litigation, including potential securities law liabilities, any of which could have a material adverse effect on our business.

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

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems; or unauthorized disclosure of confidential and non-public information maintained within our systems. We also utilize relationships with third parties to aid in a significant portion of our information systems, communications, data management and transaction processing. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property, and have experienced cyber attacks. If our third-party service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk, any of which could have a material adverse effect on our business.

The continued occurrence of cybersecurity incidents across a range of industries has resulted in increased legislative and regulatory scrutiny over cybersecurity and calls for additional data privacy laws and regulations at both the state and federal levels. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, which imposes requirements on companies operating in California and provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. These laws and regulations could result in increased operating expenses or increase our exposure to the risk of litigation or regulatory inquiries or proceedings.

Although we devote significant resources to maintain and regularly upgrade our systems and networks to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber attacks; and other events. In addition, our protective measures may not promptly detect intrusions, and we may experience losses or incur costs or other damage related to intrusions that go undetected or go undetected for significant periods of time, at levels that adversely affect our financial results or reputation. Further, because the methods used to cause cyber attacks change frequently, or in some cases cannot be recognized until launched, we may be unable to implement preventative measures or proactively address these methods until they are discovered. Cyber threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. For example, during the second quarter of 2018, we became the victim of a “spear phishing” attack on one of our employees in which we suffered a $4.0 million wire fraud loss and sensitive customer information was stolen. As a result of this attack, we incurred costs to provide identity protection services, including credit monitoring, to customers who may have been impacted and other legal and professional services, and may also incur expenses in the future including legal and professional expenses and claims for damages. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client or customer information, damage to our reputation with our clients, customers and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies, regulatory penalties, fines, remediation costs, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

Several factors could pose risks to the financial services industry, including tightening monetary policies by central banks, rising energy prices, trade wars, restrictions and tariffs; slowing growth in emerging economies; geopolitical matters, including international political unrest, disturbances and conflicts; acts of war and terrorism; pandemics; changes in interest rates; regulatory uncertainty; continued infrastructure deterioration; low oil prices; disruptions in global or national supply chains; and natural disasters. During 2022, the Russian invasion of Ukraine contributed to significant increases in global oil prices and further disrupted supply chains due to economic sanctions imposed by the U.S. and other trade partners. In addition, the current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

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

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Between August 2019 and March 2020, the Federal Open Market Committee of the Federal Reserve Board decreased its target range for short-term interest rates by 200 basis points, and between March 2022 and December 2022, it raised interest rates by 425 basis points and indicated that additional increases may occur in 2023. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Given the potential for an adverse impact on our net interest income associated with interest rate cycle transitions, we periodically evaluate our current “gap” position and determine whether a repositioning of the banking segment’s balance sheet is appropriate. Asymmetrical changes in interest rates, such as if short-term rates increase or decrease at a faster rate than long-term rates, can affect the slope of the yield curve. A continued inversion of the yield curve, as measured by the difference between 10-year U.S. Treasury bond yields and 3-month yields, could adversely impact the net interest income of our banking segment as the spread between interest-earning assets and interest-bearing liabilities becomes further compressed.

As of December 31, 2022, approximately 50% of our loans were advanced to our customers on a variable or adjustable-rate basis and approximately 50% of our loans were advanced to our customers on a fixed-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition or results of operations. Alternatively, a decrease in interest rates could negatively impact our margins and profitability. Certain of our variable rate loans only provide for resets of interest rates periodically, which can result in significant periods of time between resets in loan rates, which can negatively impact our margins and profitability. Further, a portion of our adjustable rate loans have interest rate floors at or above the loan's contractual interest rate. As of December 31, 2022, approximately 10% of our total loans’ rates are floored, with most expected to reprice to the loan’s contractual rate at the next reset date. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Similarly, rising interest rates will negatively impact our mortgage business by making home mortgages more expensive for home buyers any by making mortgage refinancing transactions less likely, which would adversely impact our results of operations and financial condition in PrimeLending. Furthermore, a prolonged period of inflation could cause wages and other costs to Hilltop and its subsidiaries to increase, which could adversely affect our results of operations and financial condition.

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

We conduct our banking operations primarily in Texas. At December 31, 2022, substantially all of the real estate loans in our loan portfolio were secured by properties located in our four largest markets within Texas, with 38%, 25%, 15% and 6% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio, Houston/Coastal Bend and Rio Grande Valley/South Texas markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. The Bank has loans extended to businesses that depend on the energy industry including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors. If crude oil prices were to be depressed for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios. Moreover, natural disasters, such as Hurricane Harvey in 2017 and Winter Storm Uri in 2021 may also have an adverse impact on local economic conditions.

In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2022, 23.0% and 8.5% our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Also, in our broker-dealer segment, 77% of public finance services net revenues were from entities located in Texas, and 88% of retail brokerage service net revenues were generated through locations in Texas, California and Oklahoma. Any regional or local economic downturn that affects Texas or, to a lesser extent, California or Oklahoma, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters, supply chain disruptions or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2022, 59% of the loan portfolio of our banking segment was comprised of loans with commercial or residential real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in commercial or residential real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

The economic impact of the COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.

The worldwide COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020 and 2021 and adversely affected our business. Although the United States economy has begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession. As a result of the COVID-19 pandemic and the related adverse economic consequences, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The length of the adverse consequences of the pandemic and the impact to the macroeconomic environment are unknown. Until the consequences subside, we could be subject to any of the following risks:

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

We also could experience a material reduction in trading volume and lower securities prices in times of market volatility, which would result in lower brokerage revenues, including losses on firm inventory. The fair values of certain of our investments could also be negatively impacted, resulting in unrealized or realized losses on such investments. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020 had a negative impact on our results of operations, as we have certain assets and liabilities that are sensitive to changes in interest rates.

The length of the adverse consequences of the pandemic and the impact to the macroeconomic environment are unknown. Until the consequences subside, we could be subject to negative effects on our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios,

Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.

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

Current trends of rising interest rates have resulted in an increased valuation of the MSR asset, however one of the principal risks associated with MSR assets is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate market risk associated with MSR assets. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. An increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR assets.

An increased size of our MSR portfolio could result in us carrying significant asset balances. This could result in a reduction in our liquidity and cause a reduction in our capital ratios. The combination of these impacts along with other impacts, could cause us to not have sufficient liquidity or capital.

At December 31, 2022, the mortgage origination segment’s MSR asset had a fair value of $101.1 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment and market trends related to MSR sales, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

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

As a result of purchase accounting in connection with acquisitions, our consolidated balance sheet at December 31, 2022, included goodwill of $267.4 million and other intangible assets, net of accumulated amortization, of $11.3 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. We have goodwill and intangibles balances recorded in connection with acquisitions in our banking, broker-dealer and mortgage origination segments, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses.

Specifically, our mortgage origination and broker-dealer segments have each experienced lower-than-forecasted operating results during 2022 due to adverse conditions including tight housing inventories on mortgage volumes, declining economic forecasts, and rapid increases in U.S. treasury yields and mortgage interest rates. These headwinds, coupled with inflationary pressures associated with compensation, occupancy and software costs within our business segments during 2022 have had, and are expected to continue to have, an adverse impact on our operating results during 2023. Given the potential impacts as a result of the uncertainty of the operating performance of these reporting segments, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated.

We further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the annual assessment, we determined that as of October 1, 2022 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding future operating performance of its reporting units, overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

To the extent future operating performance of the mortgage origination and broker-dealer segments remain challenged and below forecasted projections, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting estimates.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting estimates, which are included in this Annual Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

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

In addition, stockholders, customers and other stakeholders have begun to consider how corporations are addressing environmental, social and governance (“ESG”) issues. Governments, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing and have become a consideration in investment decisions. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that we have not made sufficient progress on ESG matters. We could also face potential negative ESG-related publicity in traditional media or social media if stockholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. If we, or our relationships with certain customers, vendors or suppliers, became the subject of negative publicity, our ability to attract and retain customers and employees, and our financial condition and results of operations, could be adversely impacted.

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

At December 31, 2022, on a consolidated basis, we had total deposits of $11.3 billion and other indebtedness of $1.3 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”), $50.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due 2030 (the “2030 Subordinated Notes”) and $150.0 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due 2035 (the “2035 Subordinated Notes”). Our significant amount of indebtedness could have important consequences, such as:

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

The credit rating agencies rating our indebtedness regularly evaluate us, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit rating. A downgrade of our credit rating could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability and financial condition, including liquidity.

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

The U.S. Congress, state legislatures, and federal and state regulatory agencies frequently revise banking and securities laws, regulations and policies. For example, several aspects of the Dodd-Frank Act have affected our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. Although the EGRRCPA is intended to ease the regulatory burden imposed by the Dodd-Frank Act with respect to company-run stress testing, resolution plans, the Volcker Rule, high volatility commercial real estate exposures, and real estate appraisals, at this time, it remains difficult to predict the full extent to which the Dodd-Frank Act the EGRRCPA, the AML 2020 Act or the resulting rules and regulations will affect our business. Compliance with new laws and regulations has resulted and likely will continue to result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2022, no shares of preferred stock were outstanding.

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

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2022, we declared and paid cash dividends of $0.60 per common share.

In January 2022, the Hilltop board of directors authorized a new stock repurchase program through January 2023, pursuant to which the Company was authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

On May 2, 2022, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $400 million, inclusive of the $100.0 million stock repurchase program outlined above. On May 27, 2022, including the exercise of the right to purchase up to an additional 2% of our outstanding shares, we paid $442.3 million to repurchase an aggregate of approximately 14.87 million shares of common stock at a price of $29.75 per share pursuant to the tender offer. These shares were returned to the pool of authorized but unissued shares of common stock.

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. Such purchases may be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1% of the fair market value of the shares repurchased, subject to certain limitations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal office for both Hilltop and the Bank since February 2020 has been located in the City of University Park, Texas. In addition to our principal office, our business segments conduct business at various locations. We have options to renew leases at most locations that we do not own.

Banking. At December 31, 2022, our banking segment conducted business at 63 locations throughout Texas, including four support facilities. The Bank leases 38 banking locations, including its principal offices, and owns the remaining 25 banking locations.

Broker-Dealer. At December 31, 2022, our broker-dealer segment conducted business from 40 locations in 15 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination. At December 31, 2022, our mortgage origination segment conducted business from over 245 locations in 44 states. Each of these locations is leased by PrimeLending.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. At February 16, 2023, there were 64,695,467 shares of our common stock outstanding with 313 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2022, we declared and paid cash dividends of $0.60 per common share. On January 26, 2023, we announced that our board of directors increased our quarterly dividend to $0.16 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Common Stock — There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 21, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	2,469,241
Total	—	$—	2,469,241

*

Represents shares available for future issuance under the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). Shares may become available for awards under the 2020 Plan upon the future forfeiture, expiration, cancellation or settlement in cash of awards outstanding under the Hilltop Holdings Inc. 2012 Equity Incentive Plan.

Issuer Repurchases of Equity Securities

None.

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

	2022	2021	2020
Statement of Operations Data:
Net interest income	$458,975	$422,982	$424,166
Provision for (reversal of) credit losses	8,309	(58,213)	96,491
Total noninterest income	832,460	1,410,275	1,690,480
Total noninterest expense	1,126,999	1,387,398	1,453,803
Income from continuing operations before income taxes	156,127	504,072	564,352
Income tax expense	36,833	117,976	133,071
Income from continuing operations before income taxes	119,294	386,096	431,281
Income from discontinued operations, net of income taxes	—	—	38,396
Net income	119,294	386,096	469,677
Less: Net income attributable to noncontrolling interest	6,160	11,601	21,841
Income attributable to Hilltop	$113,134	$374,495	$447,836

Per Share Data:
Diluted earnings per common share from continuing operations	$1.60	$4.61	$4.58
Diluted weighted average shares outstanding	$70,626	$81,173	$89,304
Cash dividends declared per common share	$0.60	$0.48	$0.36
Dividend payout ratio (1)	37.36%	10.34%	7.18%
Book value per common share (end of year)	$31.49	$31.95	$28.28
Tangible book value per common share (2) (end of year)	$27.18	$28.37	$24.77

Balance Sheet Data:
Total assets	$16,259,282	$18,689,080	$16,944,264
Cash and due from banks	1,579,512	2,823,138	1,062,560
Securities	3,289,530	3,046,500	2,468,544
Loans held for sale	982,616	1,878,190	2,788,386
Loans held for investment, net of unearned income	8,092,673	7,879,904	7,693,141
Allowance for credit losses	(95,442)	(91,352)	(149,044)
Total deposits	11,315,749	12,818,077	11,242,319
Notes payable	346,654	387,904	381,987
Total stockholders' equity	2,063,529	2,549,203	2,350,647

Capital Ratios (3):
Common equity to assets ratio	12.53%	13.50%	13.72%
Tangible common equity to tangible assets (2)	11.00%	12.17%	12.22%
(1)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(2)	For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”
(3)	Ratios and financial data presented on a consolidated basis and includes discontinued operations for 2020 period.

Income from continuing operations before income taxes during 2022 included the following contributions from our reportable business segments.

●	The banking segment contributed $219.5 million of income before income taxes during 2022;
●	The broker-dealer segment contributed $37.8 million of income before income taxes during 2022; and
●	The mortgage origination segment incurred $36.5 million of losses before income taxes during 2022.

During 2022, we paid an aggregate of $442.3 million to repurchase shares of our common stock, and declared and paid total common dividends of $43.0 million.

On May 2, 2022, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $400 million, inclusive of our $100.0 million stock repurchase program authorized in January 2022. On May 27, 2022, including the exercise of our right to purchase up to an additional 2% of our outstanding shares, we completed our tender offer, repurchasing 14,868,469 shares of outstanding common stock at a price of $29.75 per share for a total of $442.3 million. We funded the tender offer with cash on hand. As a result of the share repurchases during 2022, we had no further available share repurchase capacity associated with our previously authorized stock repurchase program.

On January 26, 2023, our board of directors declared a quarterly cash dividend of $0.16 per common share, a 7% increase from the prior quarter, payable on February 24, 2023 to all common stockholders of record as of the close of business on February 10, 2023. Additionally, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock.

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

	December 31,
	2022	2021	2020

Book value per common share	$31.49	$31.95	$28.28
Effect of goodwill and intangible assets per share	(4.31)	(3.58)	(3.51)
Tangible book value per common share	$27.18	$28.37	$24.77

Hilltop stockholders’ equity	$2,036,924	$2,522,668	$2,323,939
Less: goodwill and intangible assets, net	278,764	282,731	287,811
Tangible common equity	$1,758,160	$2,239,937	$2,036,128

Total assets	$16,259,282	$18,689,080	$16,944,264
Less: goodwill and intangible assets, net	278,764	282,731	287,811
Tangible assets	$15,980,518	$18,406,349	$16,656,453

Equity to assets	12.53%	13.50%	13.72%
Tangible common equity to tangible assets	11.00%	12.17%	12.22%

Recent Developments

Economic Environment

Since March 2020, our operational and financial results have been volatile resulting initially from the COVID-19 crisis and then, beginning in 2022, headwinds including tight housing inventories on mortgage volumes, declining deposit balances, rapid increases in market interest rates and a declining economic forecast. The impacts of such headwinds in 2023 remain uncertain and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, the Russian-Ukraine conflict and its impact on supply chains, as well as the impact of the pandemic continuing to recede.

The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020. While the impact of the pandemic and the uncertainties have remained into 2022, significant progress associated with COVID-19 vaccination levels in the United States has resulted in easing of restrictive measures even as additional variants have emerged. Starting in 2020, the U.S. federal government enacted policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic, with the stimulus intended to bolster household finances as well as those of small businesses, states and municipalities. Throughout the pandemic, we have taken a number of precautionary steps to safeguard our business and our employees from COVID-19, including, but not limited to, banking by appointment, implementing employee travel restrictions and telecommuting arrangements, while maintaining business continuity so that we can continue to deliver service to and meet the demands of our clients. Beginning in the second quarter of 2021, we returned a majority of our employees to their respective office locations based initially on a rotational team schedule and, with limited exceptions due to the emergence of new variants of the virus, have since generally returned to pre-pandemic work arrangements with available hybrid options for designated roles. We are continuing to monitor and assess the impact of the COVID-19 pandemic on our employees and customers on a regular basis.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCE Act”) were passed in March 2020, which were intended to provide emergency relief to several groups and individuals impacted by the COVID-19 pandemic. Among the numerous provisions contained in the CARES Act was the creation of a Paycheck Protection Program (“PPP”) that provides federal government loan forgiveness for Small Business Administration (“SBA”) Section 7(a) loans for small businesses, which may include our customers, to pay up to eight weeks of employee compensation and other basic expenses. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. Further, the CARES Act and subsequent legislation allowed the Bank to suspend the troubled debt restructuring (“TDR”) requirements for certain loan modifications to be categorized as a TDR through January 1, 2022.

Starting in March 2020, the Bank implemented several actions to better support our impacted banking clients and allow for loan modifications such as principal and/or interest payment deferrals, participation in both the initial and second round PPP efforts as an SBA preferred lender and personal banking assistance including waived fees, increased daily spending limits and suspension of residential foreclosure activities. The COVID-19 payment deferment programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on the maturity date of the existing loan. At December 31, 2022, the Bank had no loans remaining under the COVID-19 payment deferral program. The Bank’s PPP efforts included approval and funding of over 4,100 PPP loans guaranteed by the SBA and, if used by the borrower for authorized purposes, able to be fully forgiven. On October 2, 2020, the SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers. The SBA approved approximately 4,100 forgiveness applications totaling approximately $896 million as a part of the Bank’s PPP efforts.

Asset Valuation

At each reporting date between annual impairment tests, we consider potential indicators of impairment, including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events.

Specifically, our mortgage origination and broker-dealer segments have each experienced lower-than-forecasted operating results during 2022 due to conditions discussed in detail within the respective discussions of segment results that follow. Given the potential impacts as a result of the operating performance of these reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. The mortgage origination and broker-dealer segments have been assigned goodwill of $13.1 million and $7.0 million, respectively. Further, as a part of the most recent quantitative analysis performed as of October 1, 2022, management’s evaluation considered the sensitivities performed and the fact that the resulting estimated fair values of our mortgage origination and broker-dealer segments exceeded their respective book values by approximately 35% and 12%, respectively. Accordingly, at the conclusion of the annual assessment, the Company determined that as of October 1, 2022 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

To the extent future operating performance of the mortgage origination and broker-dealer segments remain challenged and below forecasted projections, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Outlook

As previously discussed, during 2022, we experienced economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, rapid increases in U.S. treasury yields and mortgage interest rates, and a declining economic forecast. These headwinds, coupled with exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, the Russian-Ukraine conflict and its impact on supply chains within our business segments during 2022 have had, and are expected to continue to have, an adverse impact on our operating results during 2023.

See “Item 1A. Risk Factors” for additional discussion of the potential adverse impacts of unpredictable economic, market and business conditions on our business, results of operations and financial condition.

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

Factors Affecting Comparability of Results of Operations

NLC Sale

On June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of our former insurance segment, for cash proceeds of $154.1 million. During 2020, Hilltop recognized an aggregate gain associated with this transaction of $36.8 million, net of $5.1 million in transaction costs and was subject to post-closing adjustments. The resulting book gain from this sale transaction was not recognized for tax purposes due to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code. We also entered into an agreement at closing to refrain for a specified period from certain activities that compete with the business of NLC. As a result, NLC’s results through June 30, 2020 have been presented as discontinued operations in the consolidated financial statements, and we no longer have an insurance segment. Unless otherwise noted, for purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “consolidated” refers to our consolidated financial position and consolidated results of operations, including discontinued operations and assets and liabilities of the discontinued operations.

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

The Financial Accounting Standards Board (“FASB”) issued guidance in March 2020 intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additionally, the FASB issued specific accounting guidance that permits the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate (“SOFR”) to be designated as a benchmark interest rate for hedge accounting purposes.

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

The Alternative Reference rates Committee (“ARRC”) has proposed a paced market transition plan to the SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The ARRC has formally recommended SOFR as its preferred alternative rate for LIBOR. However, at this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally.

We have completed our targeted assessment of exposures across the organization associated with the migration away from LIBOR and have transitioned to the impact assessment and implementation stages. In light of the above described changes to the LIBOR phase out dates being pushed out to 2023, we have taken necessary actions, including the negotiation of certain of our agreements based on established alternative benchmark rates. Since the third quarter of 2020, PrimeLending has been originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise, or GSE, guidelines. In addition, the Bank’s management team has significantly completed its efforts to amend LIBOR-based contractual terms and establish an alternative benchmark rate. We also continue to evaluate the impacts of the LIBOR phase-out and transition requirements as it pertains to contracts, models and systems. To date, an immaterial amount of expenses have been incurred as a result of our efforts related to the transition of our systems and processes away from LIBOR.

Brokered Deposits

In December 2020, the Federal Deposit Insurance Corporation (“FDIC”) finalized revisions to its rules and prior guidance regarding brokered deposits (the “Revisions”). The Revisions are intended to modernize the FDIC’s framework for regulating brokered deposits and ensure that the classification of a deposit as brokered appropriately reflects changes in the banking landscape. In addition, the Revisions are intended to modify the interest rate restrictions applicable to certain depository institutions and clarify the application of the brokered deposit requirements to non-maturity deposits. The Revisions became effective on April 1, 2021, but full compliance was not required during a transitionary period ended January 1, 2022. We evaluated the Revisions and published FDIC guidance and effective January 1, 2022, after consulting with the FDIC, continue to treat deposits swept to the banking segment from the broker-dealer segment as non-brokered, while the cost of these sweep deposits will be based on a current market rate of interest rather than a per account fee.

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

Segment Information

As previously discussed, on June 30, 2020, we completed the sale of all of the outstanding capital stock of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results through June 30, 2020 have been presented as discontinued operations in the consolidated financial statements, and we no longer have an insurance segment. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable segments is presented in Note 28, Segment and Related Information, in the notes to our consolidated financial statements.

The following table presents certain information about the continuing operating results of our reportable segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Year Ended December 31,			Variance 2022 vs 2021		Variance 2021 vs 2020
	2022	2021	2020	Amount	Percent	Amount	Percent
Net interest income (expense):
Banking	$413,603	$406,524	$390,871	$7,079	2	$15,653	4
Broker-Dealer	51,597	43,296	39,912	8,301	19	3,384	8
Mortgage Origination	(10,529)	(20,400)	(10,489)	9,871	48	(9,911)	(94)
Corporate	(13,135)	(17,239)	(14,192)	4,104	24	(3,047)	(21)
All Other and Eliminations	17,439	10,801	18,064	6,638	61	(7,263)	(40)
Hilltop Continuing Operations	$458,975	$422,982	$424,166	$35,993	9	$(1,184)	(0)

Provision for (reversal of) credit losses:
Banking	$8,250	$(58,175)	$96,326	$66,425	NM	$(154,501)	NM
Broker-Dealer	59	(38)	165	97	NM	(203)	NM
Mortgage Origination	—	—	—	—	—	-	-
Corporate	—	—	—	—	—	-	-
All Other and Eliminations	—	—	—	—	—	-	-
Hilltop Continuing Operations	$8,309	$(58,213)	$96,491	$66,522	NM	$(154,704)	NM

Noninterest income:
Banking	$49,307	$45,113	$41,376	$4,194	9	$3,737	9
Broker-Dealer	341,943	381,125	491,355	(39,182)	(10)	(110,230)	(22)
Mortgage Origination	452,915	986,990	1,172,450	(534,075)	(54)	(185,460)	(16)
Corporate	7,525	9,133	3,945	(1,608)	(18)	5,188	132
All Other and Eliminations	(19,230)	(12,086)	(18,646)	(7,144)	(59)	6,560	35
Hilltop Continuing Operations	$832,460	$1,410,275	$1,690,480	$(577,815)	(41)	$(280,205)	(17)

Noninterest expense:
Banking	$235,190	$226,915	$232,447	$8,275	4	$(5,532)	(2)
Broker-Dealer	355,713	380,798	415,463	(25,085)	(7)	(34,665)	(8)
Mortgage Origination	478,904	731,056	753,917	(252,152)	(34)	(22,861)	(3)
Corporate	59,030	50,507	53,040	8,523	17	(2,533)	(5)
All Other and Eliminations	(1,838)	(1,878)	(1,064)	40	2	(814)	(77)
Hilltop Continuing Operations	$1,126,999	$1,387,398	$1,453,803	$(260,399)	(19)	$(66,405)	(5)

Income (loss) from continuing operations before taxes:
Banking	$219,470	$282,897	$103,474	$(63,427)	(22)	$179,423	173
Broker-Dealer	37,768	43,661	115,639	(5,893)	(13)	(71,978)	(62)
Mortgage Origination	(36,518)	235,534	408,044	(272,052)	(116)	(172,510)	(42)
Corporate	(64,640)	(58,613)	(63,287)	(6,027)	(10)	4,674	7
All Other and Eliminations	47	593	482	(546)	(92)	111	23
Hilltop Continuing Operations	$156,127	$504,072	$564,352	$(347,945)	(69)	$(60,280)	(11)

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $459.0 million in net interest income during 2022, compared with net interest income of $423.0 million and $424.2 million during 2021 and 2020, respectively. The increase in net interest income during 2022, compared with 2021, was primarily due to increases within each of our mortgage origination, broker-dealer and banking segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $266.5 million, $296.3 million and $274.0 million in securities commissions and fees and investment and securities advisory fees and commissions, and $61.1 million, $75.2 million and $203.1 million in gains from derivative and trading portfolio activities (included within other noninterest income) during 2022, 2021 and 2020, respectively.
(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2022, 2021 and 2020, we generated $452.0 million, $986.0 million and $1.2 billion, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $0.8 billion, $1.4 billion and $1.7 billion in noninterest income during 2022, 2021 and 2020, respectively. The decrease in noninterest income from continuing operations during 2022, compared with 2021, was predominantly attributable to a decrease of $534.0 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment and a decrease of $14.1 million in gains from derivative and trading portfolio activities within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income from continuing operations applicable to common stockholders during 2022 was $113.1 million, or $1.60 per diluted share, compared with $374.5 million, or $4.61 per diluted share, during 2021, and $409.4 million, or $4.58 per diluted share, during 2020. Hilltop’s financial results from continuing operations during 2022 included a significant decrease in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, while the banking segment recorded a provision for credit losses as opposed to a reversal of credit losses in the prior year.

Hilltop’s financial results from continuing operations during 2021 reflected a significant decrease in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income as well as declines in net revenues within the broker-dealer segment’s structured finance business and fixed income services lines, while the banking segment reflected positive changes in macroeconomic and loan expected loss rates during 2021 as opposed to a significant build in the allowance for credit losses given the market disruption and economic uncertainties caused by COVID-19 during 2020. Including income from discontinued operations, net of income taxes, income applicable to common stockholders was $447.8 million, or $5.01 per diluted share, during 2020.

Certain items included in net income during 2022, 2021 and 2020 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before income taxes during 2022, 2021 and 2020 included net accretion on earning assets and liabilities of $10.8 million, $19.2 million and $18.9 million, respectively, and amortization of identifiable intangibles of $4.5 million, $5.2 million and $6.3 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Year Ended December 31,
	2022	2021	2020
Return on average stockholders' equity (1)	5.11%	15.38%	20.03%
Return on average assets (2)	0.69%	2.17%	2.88%
Net interest margin (3) (4)	2.87%	2.57%	2.85%
Leverage ratio (5) (end of year)	11.47%	12.58%	12.64%
Common equity Tier 1 risk-based capital ratio (6) (end of year)	18.23%	21.22%	18.97%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 21 basis points, 16 basis points and 25 basis points during 2022, 2021 and 2020, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During 2022, 2021 and 2020, purchase accounting contributed 7, 12 and 14 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.88%, 2.58% and 2.85%, respectively. The purchase accounting activity is primarily related to the accretion of discount of loans which totaled $10.5 million, $18.8 million and $18.8 million during 2022, 2021 and 2020, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2022			2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,221,235	$52,315	4.28%	$2,293,543	$64,767	2.82%	$2,306,203	$74,467	3.23%
Loans held for investment, gross (1)	7,840,848	363,892	4.71%	7,645,292	339,548	4.44%	7,618,723	358,844	4.71%
Investment securities - taxable	2,819,282	75,805	2.69%	2,493,848	47,582	1.91%	1,897,859	49,936	2.63%
Investment securities - non-taxable (2)	310,315	11,608	3.74%	313,703	11,448	3.65%	231,824	7,918	3.42%
Federal funds sold and securities purchased under agreements to resell	162,575	4,098	2.52%	152,273	372	0.24%	90,961	138	0.15%
Interest-bearing deposits in other financial institutions	2,306,960	31,705	1.37%	2,078,666	2,942	0.14%	1,257,902	3,165	0.25%
Securities borrowed	1,298,276	44,414	3.37%	1,445,464	61,667	4.21%	1,435,572	51,360	3.58%
Other	55,280	8,873	16.05%	50,929	3,332	6.54%	59,412	3,687	6.21%
Interest-earning assets, gross (2)	16,014,771	592,710	3.70%	16,473,718	531,658	3.23%	14,898,456	549,515	3.69%
Allowance for credit losses	(92,828)			(129,689)			(122,148)
Interest-earning assets, net	15,921,943			16,344,029			14,776,308
Noninterest-earning assets	1,488,970			1,451,928			1,537,269
Total assets	$17,410,913			$17,795,957			$16,313,577

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,561,501	$50,412	0.67%	$7,722,584	$23,624	0.31%	$7,397,121	$47,040	0.64%
Securities loaned	1,184,498	38,570	3.26%	1,374,142	50,974	3.71%	1,336,873	42,817	3.20%
Notes payable and other borrowings	1,293,133	43,158	3.34%	1,216,381	32,393	2.66%	1,222,044	33,249	2.72%
Total interest-bearing liabilities	10,039,132	132,140	1.32%	10,313,107	106,991	1.04%	9,956,038	123,106	1.24%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,455,779			4,157,962			3,304,475
Other liabilities	675,628			863,976			791,002
Total liabilities	15,170,539			15,335,045			14,051,515
Stockholders’ equity	2,213,733			2,435,185			2,235,690
Noncontrolling interest	26,641			25,727			26,372
Total liabilities and stockholders' equity	$17,410,913			$17,795,957			$16,313,577

Net interest income (2)		$460,570			$424,667			$426,409
Net interest spread (2)			2.38%			2.19%			2.45%
Net interest margin (2)			2.88%			2.58%			2.85%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $1.6 million, $1.7 million and $1.2 million during 2022, 2021 and 2020, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities, such as securities borrowed in the broker-dealer segment and securities loaned in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as lines of credit extended to other operating segments by the banking segment, are eliminated from the consolidated financial statements. Our consolidated net interest margins during 2020 and, to a lesser extent, 2021 were also negatively impacted by certain actions taken by management during 2020 to strengthen our available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits and raising capital through the issuance of subordinated debt, were taken out of an abundance of caution in light of extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy.

On a consolidated basis, the changes in net interest income from continuing operations during 2022, compared with 2021, were primarily due to the effects of volume and rate changes within the mortgage warehouse lending, securities and deposits portfolios within the banking segment, increased net yields on mortgage loans held for sale and decreases in average warehouse line balance with an unaffiliate bank within the mortgage origination segment and changes within the broker-dealer segment related to its structured finance and fixed income services business lines. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During 2022, the provision for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. During 2021, the reversal of credit losses was primarily impacted by the banking segment’s reduction in reserves associated with collectively evaluated loans within the portfolio attributable to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures primarily related to the economic uncertainties during the prior year. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income from continuing operations decreased during 2022, compared with 2021, primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment, and net declines in investment advisory fees and trading gains primarily within the broker-dealer segment’s public finance services and structured finance business lines. The decrease in noninterest income from continuing operations during 2021, compared with 2020, was primarily due to changes in net fair value and related derivative activity and a decrease in average loan sales margin, partially offset by a slight increase in total mortgage loan sales volume within our mortgage origination segment, as well as decreases in structured finance and fixed income services net revenues within our broker-dealer segment.

Noninterest expense from continuing operations decreased during 2022, compared with 2021, primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations, and a decline in variable compensation within our broker-dealer segment, partially offset by increases within our banking segment. We have experienced an increase in certain noninterest expenses during 2022, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs into 2023. The decrease in noninterest expense from continuing operations during 2021, compared with 2020, was primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations, and a decline in variable compensation within our broker-dealer segment.

Effective income tax rates from continuing operations were 23.6%, 23.4% and 23.6% for 2022, 2021 and 2020, respectively, and approximated statutory rates including the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

Segment Results from Continuing Operations

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Year Ended December 31,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net interest income	$413,603	$406,524	$390,871	$7,079	$15,653
Provision for (reversal of) credit losses	8,250	(58,175)	96,326	66,425	(154,501)
Noninterest income	49,307	45,113	41,376	4,194	3,737
Noninterest expense	235,190	226,915	232,447	8,275	(5,532)
Income before income taxes	$219,470	$282,897	$103,474	$(63,427)	$179,423

The decrease in income before income taxes during 2022, compared with 2021, was primarily due to the impact of reversals of credit losses throughout 2021 and the combined impact of net interest income volume and rate changes within the loans held for investment and mortgage warehouse lending portfolios. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Year Ended December 31,
	2022	2021	2020
Efficiency ratio (1)	50.81%	50.25%	53.78%
Return on average assets (2)	1.19%	1.55%	0.63%
Net interest margin (3)	3.11%	3.07%	3.31%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.06)%	0.01%	(0.30)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During 2022, 2021 and 2020, purchase accounting contributed 9, 16 and 18 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.11%, 3.08% and 3.31%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions as discussed in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2022			2021			2020
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,371,397	$339,356	4.60%	$7,069,485	$323,136	4.57%	$7,152,783	$341,383	4.77%
Subsidiary warehouse lines of credit	1,128,576	58,153	5.08%	2,124,700	80,761	3.75%	2,073,087	79,488	3.83%
Investment securities - taxable	2,377,483	45,282	1.90%	2,026,189	29,215	1.44%	1,377,578	27,651	2.01%
Investment securities - non-taxable (2)	109,911	3,871	3.52%	114,118	3,905	3.42%	111,471	3,789	3.40%
Federal funds sold and securities purchased under agreements to resell	118,686	2,190	1.87%	30,395	89	0.30%	460	1	0.18%
Interest-bearing deposits in other financial institutions	2,174,529	31,705	1.46%	1,837,196	2,459	0.13%	1,038,647	1,888	0.18%
Other	36,843	3,876	10.52%	36,813	460	1.25%	42,977	377	0.88%
Interest-earning assets, gross (2)	13,317,425	484,433	3.64%	13,238,896	440,025	3.32%	11,797,003	454,577	3.85%
Allowance for credit losses	(92,377)			(129,303)			(121,770)
Interest-earning assets, net	13,225,048			13,109,593			11,675,233
Noninterest-earning assets	919,618			966,296			967,690
Total assets	$14,144,666			$14,075,889			$12,642,923

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,379,265	$63,148	0.86%	$7,578,963	$30,988	0.41%	$7,306,143	$60,297	0.83%
Notes payable and other borrowings	311,735	6,864	2.20%	142,705	1,586	1.11%	205,448	2,642	1.29%
Total interest-bearing liabilities	7,691,000	70,012	0.91%	7,721,668	32,574	0.42%	7,511,591	62,939	0.84%
Noninterest-bearing liabilities
Noninterest-bearing deposits	4,695,265			4,512,227			3,412,212
Other liabilities	145,272			155,979			128,795
Total liabilities	12,531,537			12,389,874			11,052,598
Stockholders’ equity	1,613,129			1,686,015			1,590,325
Total liabilities and stockholders’ equity	$14,144,666			$14,075,889			$12,642,923

Net interest income (2)		$414,421			$407,451			$391,638
Net interest spread (2)			2.73%			2.90%			3.01%
Net interest margin (2)			3.11%			3.08%			3.31%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all periods presented. The adjustment to interest income was $0.8 million, $0.8 million and $0.8 million during 2022, 2021 and 2020, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities, such as securities borrowed in the broker-dealer segment and securities loaned in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as lines of credit extended to other operating segments by the banking segment, are eliminated from the consolidated financial statements. The banking segment’s net interest margins during 2021 and 2020 were negatively impacted by certain actions taken by management during 2020 to strengthen the Bank’s available liquidity position. Such actions, including increasing overall cash balances by raising brokered money market and brokered time deposits were taken out of an abundance of caution in light of the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Year Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross (2)	$13,797	$2,423	$16,220	$(3,973)	$(14,274)	$(18,247)
Subsidiary warehouse lines of credit (3)	(37,355)	14,747	(22,608)	1,979	(706)	1,273
Investment securities - taxable	5,059	11,008	16,067	13,019	(11,455)	1,564
Investment securities - non-taxable (4)	(144)	110	(34)	90	26	116
Federal funds sold and securities purchased under agreements to resell	265	1,836	2,101	55	33	88
Interest-bearing deposits in other financial institutions	439	28,807	29,246	1,451	(880)	571
Other	—	3,416	3,416	(54)	137	83
Total interest income (4)	(17,939)	62,347	44,408	12,567	(27,119)	(14,552)

Interest expense
Deposits	$(819)	$32,979	$32,160	$2,252	$(31,561)	$(29,309)
Notes payable and other borrowings	1,876	3,402	5,278	(807)	(249)	(1,056)
Total interest expense	1,057	36,381	37,438	1,445	(31,810)	(30,365)

Net interest income (4)	$(18,996)	$25,966	$6,970	$11,122	$4,691	$15,813
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included a decline during 2022, compared with 2021, of $16.6 million, compared with an increase of $11.5 million during 2021, compared with 2020, in PPP loan-related fee income, while changes in accretion of discount on loans during 2022, compared with 2021, included a decline of $8.3 million. The change in accretion of discount on loans during 2021, compared with 2020, was de minimis. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transaction are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of December 31, 2022, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income, but during a period of declining interest rates, tends to result in a decrease in net interest income.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At December 31, 2022, approximately $734 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 80% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. During a period of rising interest rates, the cost of funds on deposits, and therefore, interest expense, tends to increase. Currently, given the ongoing competition for liquidity by some participants in our markets, we expect that the Bank’s interest expense related to certain deposits will continue to increase during 2023 as customers seek higher yields on deposits.

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

During 2022, 2021 and 2020, the banking segment retained approximately $532 million, $778 million and $193 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of the changing economic outlook, macroeconomic forecast assumptions and resulting impact on reserves. Specifically, during 2022, the banking segment’s provision for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. The change in the allowance during 2022 was also impacted by net charge-offs of $4.2 million. During 2021, the banking segment had net reversals of credit losses on expected losses of collectively evaluated loans of $58.3 million, primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The change in the allowance during 2021 was also impacted by net recoveries of $0.5 million. During 2020, the significant build in the allowance included provision for credit losses on individually evaluated loans of $20.1 million, while the provision for credit losses on expected losses of collectively evaluated loans accounted for $76.1 million of the total provision primarily due to the increase in the expected lifetime credit losses under CECL attributable to the deteriorating economic outlook associated with the impact of the market disruption caused by the COVID-19 pandemic. The change in the allowance during 2020 was also impacted by net charge-offs of $21.1 million, primarily associated with loans specifically reserved for during the first quarter of 2020. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix, and changes in risk grades. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during 2022, compared to 2021, primarily due to increased wealth management fees. Noninterest income during 2021, compared to 2020, increased primarily due to increased service charges on depositor accounts and wealth management fees.

The banking segment’s noninterest expenses increased during 2022, compared to 2021, primarily due to increases in expenses associated with employees’ compensation and benefits and professional fees. The noninterest expenses decreased during 2021, compared to 2020, primarily due to the decrease in the allowance for unfunded commitments attributable to year-over-year improvements in loan expected loss rates as well as reductions in legal and other real estate owned (“OREO”) expenses, partially offset by increases in FDIC assessment and software related expense.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Year Ended December 31,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net interest income:
Wealth management:
Securities lending	$5,844	$10,693	$8,544	$(4,849)	$2,149
Clearing services	7,598	7,314	6,916	284	398
Structured finance	6,680	2,857	5,430	3,823	(2,573)
Fixed income services	19,096	19,249	12,173	(153)	7,076
Other	12,379	3,183	6,849	9,196	(3,666)
Total net interest income	51,597	43,296	39,912	8,301	3,384
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	32,893	47,844	49,573	(14,951)	(1,729)
Wealth management:
Retail	76,213	73,149	69,718	3,064	3,431
Clearing services	28,749	22,478	30,018	6,271	(7,540)
Structured finance	11,216	3,275	1,824	7,941	1,451
Other	3,684	4,016	4,761	(332)	(745)
	152,755	150,762	155,894	1,993	(5,132)
Investment and securities advisory fees and commissions by business line:
Public finance services	86,573	108,372	96,186	(21,799)	12,186
Fixed income services	7,143	8,442	6,395	(1,299)	2,047
Wealth management:
Retail	30,744	31,453	24,023	(709)	7,430
Clearing services	1,741	1,945	1,649	(204)	296
Structured finance	863	1,850	2,732	(987)	(882)
Other	335	381	342	(46)	39
	127,399	152,443	131,327	(25,044)	21,116
Other:
Structured finance	47,192	77,424	157,465	(30,232)	(80,041)
Fixed income services	13,698	(2,197)	45,365	15,895	(47,562)
Other	899	2,693	1,304	(1,794)	1,389
	61,789	77,920	204,134	(16,131)	(126,214)
Total noninterest income	341,943	381,125	491,355	(39,182)	(110,230)
Net revenue (2)	393,540	424,421	531,267	(30,881)	(106,846)
Noninterest expense:
Variable compensation (3)	138,705	161,264	205,464	(22,559)	(44,200)
Non-variable compensation and benefits	112,440	114,912	106,932	(2,472)	7,980
Segment operating costs (4)	104,627	104,584	103,232	43	1,352
Total noninterest expense	355,772	380,760	415,628	(24,988)	(34,868)

Income before income taxes	$37,768	$43,661	$115,639	$(5,893)	$(71,978)
(1)	Securities commissions and fees includes income of $13.6 million, $6.9 million, and $13.2 million during 2022, 2021, and 2020, respectively, that is eliminated in consolidation.
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

During 2022, the change in net revenue and income before income taxes was primarily related to the combined impacts of the rising interest rate environment and market turbulence, which impacted period-over-period customer demand and volumes within our various business lines. Specifically, the broker-dealer segment’s structured finance business line experienced a decline in year-over-year net revenues due to lower production volumes and continued rate volatility. The decrease in net revenues in the broker-dealer segment’s public finance business line was due to the unfavorable issuance trends both nationally and in Texas in 2022, compared to 2021. The wealth management business line’s net revenue increased in 2022, compared to 2021, as customer balance revenues increased despite weaker retail division production due to higher rates and an overall decline in the equity markets. The decrease in the fixed income services business line’s net revenues primarily resulted from declines within the taxable fixed income division as a result of lower customer demand and a less favorable trading environment given higher interest rates.

In addition, the revenue declines previously noted during 2022, compared to 2021, within our public finance and structured finance business lines and commission revenue declines within our wealth management business line were the primary drivers of the significant decrease in variable compensation.

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

As noted under the section titled “Asset Valuation” earlier in this Item 7, the broker-dealer segment has experienced lower-than-forecasted operating results during 2022 given trends related to the combination of rapid or significant changes in interest rates, the sharp decline in mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products. Such trends have resulted in a challenging environment associated with the broker-dealer segment’s short- and long-term financial condition and operating results. In the event future operating performance remains challenged and below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the broker-dealer segment reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The improvement in net interest income during 2022, compared to 2021, was primarily due to the increases in net interest income from our structured finance business line and other divisions within our public finance and wealth management business lines, partially offset by the decline in net interest income within the securities lending division of our wealth management business line. With the 37-basis point decrease in the weighted average interest rate spread during 2022, net interest earned within the broker-dealer segment’s stock lending business decreased $4.8 million during 2022, compared to 2021. The increase in net interest income during 2021, compared to 2020, was primarily due to increases in net interest income from our fixed income business line and securities lending division of our wealth management business line partially offset by intercompany interest expense.

Noninterest income decreased during 2022, compared to 2021, primarily due to declines in investment banking and advisory fees as well as other noninterest income. Noninterest income decreased during 2021, compared to 2020, primarily due to decreases in other noninterest income and securities commissions and fees, partially offset by the increase in investment banking and advisory fees.

Securities commissions and fees increased during 2022, compared to 2021, primarily due to an increase in money market and FDIC sweep revenues and commission and fees earned on commodities sales transactions, partially offset by a decrease in customer demand for fixed income services as previously discussed. As money market and FDIC sweep revenues are closely correlated to short-term interest rates, any additional increases in short-term interest rates may cause these revenues to rise. In addition, securities commissions and fees during 2022, compared to 2021, were impacted by decreases in commissions earned in insurance product sales transactions, commissions earned on fixed income products, and net clearing revenues due to the decrease in clearing fees. Securities commissions and fees decreased during 2021, compared to 2020, primarily due to a decrease in commissions earned in our wealth management line of business given a $10.6 million decline in our money market and FDIC sweep revenues as a result of the lower interest rate environment and decreases in commissions earned from our wind-down of the equity capital markets division. These decreases were partially offset by increases in commissions earned on mutual fund, insurance product and commodities contract sales transactions.

Investment and securities advisory fees and commissions decreased during 2022, compared to 2021, primarily due to decreases in fees earned from our municipal advisory and underwriting transactions. Public finance national issuance volume declined approximately 21% during 2022 compared to 2021. Investment and securities advisory fees and commissions increased during 2021, compared with 2020, primarily due to increases in fees earned from our public finance municipal transactions and from improved wealth management advisory services fees.

The decreases in other noninterest income during 2022, compared to 2021, were primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities, given decreased volumes and interest rate volatility as previously discussed. Specifically, the decreased volumes were due to lower mortgage originations, with loan lock volumes totaling $3.8 billion in 2022, a 46% decline when compared with 2021. The decrease in other noninterest income during 2022, compared with the same period in 2021, also reflected a decline within our broker-dealer segment’s deferred compensation plan of $2.8 million. With the expected rise in interest rates continuing into 2023, we anticipate continued volatility and generally lower levels of other noninterest income related to our structured finance and fixed income services business lines. Other noninterest income decreased during 2021, compared to 2020, primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities resulting from decreased volumes and interest rate volatility. The year-over-year decrease in other noninterest income was heightened by decreases within our fixed income services business line within our taxable and municipal securities trading portfolios.

The declines in noninterest expenses during 2022, compared to 2021, were primarily due to the impact of changes in variable compensation as previously discussed. Noninterest expenses decreased during 2021, compared to 2020, primarily due to decreases in variable compensation, partially offset by increased non-variable compensation and benefits and expenses associated with the deployment of the new back-office and accounting systems.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Year Ended December 31,
	2022	2021	2020
Total compensation as a % of net revenue (1)	63.8%	65.1%	58.8%
Pre-tax margin (2)	9.6%	10.3%	21.8%
FDIC insured program balances at the Bank (end of year)	$1,122,091	$803,941	$700,006
Other FDIC insured program balances (end of year)	$695,873	$1,503,277	$1,892,974
Customer funds on deposit, including short credits (end of year)	$278,670	$499,476	$480,200

Public finance services:
Number of issues (3)	894	1,143	1,252
Aggregate amount of offerings (3)	$38,952,431	$59,929,698	$57,105,263

Structured finance:
Lock production/TBA volume	$3,763,743	$7,007,564	$9,075,232

Fixed income services:
Total volumes	$219,791,737	$244,643,358	$169,559,201
Net inventory (end of year)	$701,923	$551,289	$613,413

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of year) (3)	99	106	118
Independent registered representatives (end of year)	163	177	189
Correspondents (end of year)	111	122	129
Correspondent receivables (end of year)	$156,859	$306,064	$180,173
Customer margin balances (end of year)	$274,339	$426,584	$256,682

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of year)	$1,012,573	$1,518,372	$1,338,855
Interest-bearing liabilities - stock loaned (end of year)	$916,570	$1,432,196	$1,245,066
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Year Ended December 31,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net interest income (expense)	$(10,529)	$(20,400)	$(10,489)	$9,871	$(9,911)
Noninterest income	452,915	986,990	1,172,450	(534,075)	(185,460)
Noninterest expense	478,904	731,056	753,917	(252,152)	(22,861)
Income (loss) before income taxes	$(36,518)	$235,534	$408,044	$(272,052)	$(172,510)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, increases in mortgage interest rates during 2022 have also negatively impacted home purchase volume. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2022, certain events adversely impacted origination volumes because of their effect on the economy, including inflation and rising interest rates, the negative residual impact of the COVID-19 pandemic, the Federal Reserve’s actions and communications, and geopolitical threats. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges, in addition to supply chain problems, are impacting customers’ abilities to purchase homes. The increase in interest rates during 2022, which has led to a sharp reduction in national refinancing volume and the reduction of willing and eligible home buyers, has resulted in competitive mortgage pricing pressure, leading to a decline in average loans sales margin. In addition to decreased loan volumes, the negative trend in sales margin has contributed to a decrease in combined net gains from mortgage loan sales and mortgage loan origination fees. Currently, we anticipate that lower seasonal transaction volumes and the continuation of the mortgage loan production and operating results trends experienced by the mortgage origination segment during 2022 will continue into 2023. Given these expectations, the mortgage origination segment continues to evaluate its cost structure to address the current mortgage environment.

We believe that current initiatives are critical to improving the mortgage origination segment’s short- and long-term financial condition and operating results. As noted under the section titled “Asset Valuation” earlier in this Item 7, the mortgage origination segment has experienced lower-than-forecasted operating results during 2022, due to conditions discussed in detail within this discussion of segment results. In the event future operating performance remains challenged and below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the mortgage origination reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

Income before income taxes decreased significantly in 2022, compared with 2021. This decrease was primarily the result of a decrease in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications, in addition to a decrease in the average value of individual IRLCs. The impact of these trends was partially offset by an increase in average mortgage loan origination fees and a decrease in noninterest expense as discussed in more detail below.

Since March 2020, the CARES Act has provided borrowers the ability to request forbearance of residential mortgage loan payments. A significant increase in nationwide forbearance requests that began at that time resulted in the reduction of third-party mortgage servicers willing to purchase mortgage servicing rights, which resulted in the mortgage origination segment beginning to reduce the amount of servicing it retained as the willingness of third-party mortgage servicers to purchase mortgage servicing rights improved. Beginning in the fourth quarter of 2020, the mortgage origination segment was able to reduce the amount of servicing it retained compared to the retention rates in the second and third quarters of 2020, as the willingness of third-party mortgage servicers to purchase mortgage servicing rights has improved. Since the first quarter of 2021, the mortgage origination segment’s quarterly retention rates ranged between 11% and 50%. The mortgage origination segment utilizes a third-party to manage its servicing portfolio. Therefore, barring third-party servicers increasing their pricing, we do not expect significant fluctuations in infrastructure costs to manage changes in the mortgage origination segment’s servicing portfolio if we experience a significant increase in the amount of retained servicing.

During 2022, the U.S. 10-Year Treasury Rate and mortgage interest rates significantly increased. This compares to declines in these rates during 2020 in response to the COVID-19 pandemic, followed in 2021 by an increase in mortgage interest rates that remained lower on average during 2021, compared to 2020. Average interest rates during 2022 exceeded average interest rates during 2021, and refinancing volume as a percentage of total origination volume decreased during 2022, as compared to 2021. Refinancing volume as a percentage of total origination volume during 2022 decreased to 14.5% from 36.3% during 2021. During the second half of 2022, refinancing volume as a percentage of total origination volume was 7.0%. Although we anticipate the percentage of refinancing volume relative to total loan origination volume during 2023 to approximate the percentage experienced during the second half of 2022, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For 2022, funded volume through ABAs was approximately 10% of the mortgage origination segment’s total loan volume. During the majority of 2022, PrimeLending owned a greater than 50% interest in five ABAs. During the fourth quarter of 2022, interest in one of the five ABAs was dissolved. We expect total production within the ABA channel to again approximate 10% of loan volume of the mortgage origination segment during 2023.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Year Ended December 31,
	2022		2021		2020
		% of		% of		% of	Variance
	Amount	Total	Amount	Total	Amount	Total	2022 vs 2021	2021 vs 2020
Mortgage Loan Originations - units	41,121		77,263		84,209		(36,142)	(6,946)

Mortgage Loan Originations - volume:
Conventional	$8,276,434	65.37%	$15,787,942	69.65%	$16,519,498	71.92%	$(7,511,508)	$(731,556)
Government	2,572,257	20.32%	3,387,270	14.94%	4,473,763	19.48%	(815,013)	(1,086,493)
Jumbo	1,052,508	8.31%	2,511,442	11.08%	1,219,492	5.31%	(1,458,934)	1,291,950
Other	758,957	6.00%	981,629	4.33%	757,441	3.29%	(222,672)	224,188
	$12,660,156	100.00%	$22,668,283	100.00%	$22,970,194	100.00%	$(10,008,127)	$(301,911)

Home purchases	$10,823,002	85.49%	$14,429,190	63.65%	$13,413,545	58.40%	$(3,606,188)	$1,015,645
Refinancings	1,837,154	14.51%	8,239,093	36.35%	9,556,649	41.60%	(6,401,939)	(1,317,556)
	$12,660,156	100.00%	$22,668,283	100.00%	$22,970,194	100.00%	$(10,008,127)	$(301,911)

Texas	$2,910,754	22.99%	$4,224,691	18.64%	$4,280,831	18.64%	$(1,313,937)	$(56,140)
California	1,077,906	8.51%	2,692,198	11.88%	2,497,066	10.87%	(1,614,292)	195,132
Florida	613,896	4.85%	1,013,206	4.47%	1,403,196	6.11%	(399,310)	(389,990)
South Carolina	569,206	4.50%	950,028	4.19%	929,710	4.05%	(380,822)	20,318
Arizona	562,590	4.44%	1,045,218	4.61%	1,045,298	4.55%	(482,628)	(80)
New York	546,043	4.31%	705,601	3.11%	641,387	2.79%	(159,558)	64,214
Ohio	529,939	4.19%	868,378	3.83%	869,393	3.78%	(338,439)	(1,015)
Missouri	398,826	3.15%	742,220	3.27%	777,389	3.38%	(343,394)	(35,169)
North Carolina	391,224	3.09%	740,169	3.27%	719,936	3.13%	(348,945)	20,233
Washington	333,191	2.63%	703,239	3.10%	736,135	3.20%	(370,048)	(32,896)
All other states	4,726,581	37.34%	8,983,335	39.63%	9,069,853	39.50%	(4,256,754)	(86,518)
	$12,660,156	100.00%	$22,668,283	100.00%	$22,970,194	100.00%	$(10,008,127)	$(301,911)

Mortgage Loan Sales - volume:
Third parties	$12,668,252	95.97%	$22,280,872	96.62%	$22,321,599	99.14%	$(9,612,620)	$(40,727)
Banking segment	532,219	4.03%	778,288	3.38%	192,571	0.86%	(246,069)	585,717
	$13,200,471	100.00%	$23,059,160	100.00%	$22,514,170	100.00%	$(9,858,689)	$544,990

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

The mortgage origination segment’s total loan origination volume during 2022 decreased 44.2%, compared with 2021, while income before income taxes during 2022 decreased 115.5%, compared with 2021. The decrease in income before income taxes during 2022 was primarily due to decreases in net gains from sale of loans. Mortgage loan origination fees decreased slightly during 2022 compared with 2021, as average mortgage loan origination fees increased. The decrease in net gains from sale of loans was partially offset by decreases in variable compensation, and to a lesser extent, decreases in non-variable compensation and benefits expense, segment operating costs, and net interest expense. During 2021, the mortgage origination segment’s total loan origination volume decreased 1.3% compared with 2020, while income before income taxes during 2021 decreased 42.3%, compared with 2020. The decrease in income before income taxes during 2021 was primarily due to a decrease in the net fair value and related derivative activity of IRLCs. This decrease was primarily the result of a decrease in IRLCs related to a decrease in mortgage loan applications, in addition to a decrease in the average value of individual IRLCs. Also contributing to the decrease to a lesser extent was a decrease in net gain on sale of loans.

The information shown in the table below includes certain key performance indicators for the mortgage origination segment.

	Year Ended December 31,
	2022	2021	2020
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	263	375	409
Impact of loans retained by banking segment	(11)	(13)	(3)
As reported	252	362	406
Variable compensation as a percentage of total compensation	51.9%	65.8%	69.0%
Mortgage servicing rights asset ($000's) (end of year) (1)	$100,825	$86,990	$143,742
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The changes in net interest expense during 2022, compared with 2021, included the effects of increased net yields on mortgage loans held for sale between the two periods, and during 2021, compared with 2020, included the effects of decreased net yields on mortgage loans held for sale between the two periods.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net gains from sale of loans	$332,732	$834,580	$913,474	$(501,848)	$(78,894)
Mortgage loan origination fees and other related income	149,598	160,011	172,096	(10,413)	(12,085)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(69,668)	(67,714)	81,560	(1,954)	(149,274)
Mortgage servicing rights asset	2,733	2,446	(30,119)	287	32,565
Servicing fees	37,520	57,667	35,439	(20,147)	22,228
Total noninterest income	$452,915	$986,990	$1,172,450	$(534,075)	$(185,460)

The decrease in net gains from sale of loans during 2022, compared to 2021, was primarily the result of decreases in total loan sales volume, in addition to a decrease in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the decrease in loan sales volume during 2022 was consistent with the decrease in loan origination volume during the period. The decrease in average loan sales margins during 2022 was primarily attributable to competitive pricing pressure resulting from home inventory shortages and a reduction in national refinancing volume.

The decrease in mortgage loan origination fees during 2022, compared to 2021, was primarily the result of a decrease in loan origination volume, partially offset by an increase in average mortgage loan origination fees. Fluctuations in mortgage loan origination fees are not always aligned with fluctuations in loan origination volume since customers may opt to pay PrimeLending discount fees on their mortgage loans in exchange for a lower interest rate.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during 2022, 2021 and 2020 were $532 million, $778 million and $193 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease in fair value of IRLCs and loans held for sale during 2022, compared to 2021, was the result of a decrease in the average value of individual IRLCs and loans held for sale and the total volume of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During 2022, 2021 and 2020, the mortgage origination segment retained servicing on approximately 25%, 29% and 67% of loans sold, respectively. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, while modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold during 2023. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net gains (losses) as noted in the table above. During 2022, the operating results of the mortgage origination segment were positively impacted by the noted increase of $21.9 million in the net fair value of the MSR asset. This increase was primarily driven by changes in the prepayment and discount rates used as inputs to value the MSR asset to address the impact of increased mortgage rates reducing consumer refinancing activity and recent market trends related to MSR sales. During 2022, the mortgage origination segment sold MSR assets of approximately $65 million with a serviced loan volume totaling $3.7 billion. During 2021 and 2020, the mortgage origination segment sold MSR assets of approximately $143 million and $37 million, respectively, with a serviced loan volume totaling $12.4 billion and $3.8 billion, respectively.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Variable compensation	$183,804	$373,929	$405,116	$(190,125)	$(31,187)
Non-variable compensation and benefits	170,169	194,292	181,597	(24,123)	12,695
Segment operating costs	92,631	113,020	125,104	(20,389)	(12,084)
Lender paid closing costs	13,371	20,458	21,696	(7,087)	(1,238)
Servicing expense	18,929	29,357	20,404	(10,428)	8,953
Total noninterest expense	$478,904	$731,056	$753,917	$(252,152)	$(22,861)

Total employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Specifically, variable compensation comprised the majority of total employees’ compensation and benefits expenses during 2022, 2021 and 2020. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volumes decreased 44.2% during 2022, compared to 2021, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 12.4%. This decrease was primarily due to a decrease in salaries associated with a reduction in underwriting and loan fulfillment, operations and corporate support staff in response to the decreases in loan origination volume that started in the fourth quarter of 2021, and continued through 2022. Severance costs, included in non-variable compensation above, incurred because of this initiative was

$2.7 million during 2022. PrimeLending remains committed to evaluating its staffing levels and maintaining an appropriate cost structure to address the dynamic mortgage loan origination trends. Segment operating costs decreased during 2022, compared to 2021, primarily due to decreases in business development, professional fees, occupancy and loan-related costs. During 2021, compared to 2020, segment operating costs decreased primarily due to declines in loan related costs, software amortization expense and software license maintenance costs.

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

Between January 1, 2013 and December 31, 2022, the mortgage origination segment sold mortgage loans totaling $152.1 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2013, it does not anticipate experiencing significant losses in the future on loans originated prior to 2013 because of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2013 and December 31, 2022 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$231,644	0.15%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	262,970	0.18%	15,189	0.01%
	$494,614	0.33%	$15,189	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

At December 31, 2022 and 2021, the mortgage origination segment’s total indemnification liability reserve totaled $20.5 million and $27.4 million, respectively. The related provision for indemnification losses was $1.5 million, $10.0 million, and $11.2 million during 2022, 2021 and 2020, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Year Ended December 31,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net interest income (expense)	$(13,135)	$(17,239)	$(14,192)	$4,104	$(3,047)
Noninterest income	7,525	9,133	3,945	(1,608)	5,188
Noninterest expense	59,030	50,507	53,040	8,523	(2,533)
Income (loss) from continuing operations before income taxes	$(64,640)	$(58,613)	$(63,287)	$(6,027)	$4,674

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, consumer services, industrial equipment manufacturing and animal health, with an aggregate carrying value of approximately $47 million at December 31, 2022.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during 2022 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense from continuing operations during 2022, 2021 and 2020 included recurring annual interest expense of $7.7 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”). During 2022, 2021 and 2020, we incurred interest expense of $12.3 million, $12.3 million and $7.9 million, respectively, on our $200 million aggregate principal amount of Subordinated Notes (defined hereafter), which were issued in May 2020. Additionally, we incurred interest expense of $1.6 million and $2.8 million during 2021 and 2020, respectively, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”). As discussed in more detail in the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

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

Noninterest expenses from continuing operations were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During 2022, compared with 2021, the increase in noninterest expenses was primarily due to inflationary increases associated with software and occupancy costs, as well as increases in professional fees. During 2021, compared with 2020, the decrease in noninterest expenses was primarily due to decreases in expenses associated with employees’ incentive compensation and professional fees.

Results from Discontinued Operations

Insurance Segment

As previously discussed, on June 30, 2020, we completed the sale of NLC. Accordingly, insurance segment results for 2020 have been presented as discontinued operations in the consolidated financial statements. Additional details are presented in Note 3, Discontinued Operations, in the notes to our consolidated financial statements. All activity associated with the insurance segment was recognized in 2020, therefore, there was no income from discontinued

operations before taxes during 2022 and 2021, while income from discontinued operations before income taxes was $2.1 million during 2020.

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

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2022 as compared to December 31, 2021 and December 31, 2020.

Securities Portfolio

At December 31, 2022, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio from continuing operations (in thousands).

	December 31,
	2022	2021	2020
Trading securities, at fair value
U.S. Treasury securities	$10,466	$3,728	$40,491
U.S. government agencies:
Bonds	20,878	3,410	40
Residential mortgage-backed securities	214,100	152,093	336,081
Commercial mortgage-backed securities	—	—	876
Collateralized mortgage obligations	182,717	126,389	69,172
Corporate debt securities	42,685	60,671	62,481
States and political subdivisions	260,271	285,376	171,573
Private-label securitized product	9,265	11,377	8,571
Other	14,650	4,954	4,970
	755,032	647,998	694,255
Securities available for sale, at fair value
U.S. Treasury securities	19,144	14,862	—
U.S. government agencies:
Bonds	202,257	44,133	82,806
Residential mortgage-backed securities	406,358	898,446	641,611
Commercial mortgage-backed securities	175,499	210,699	124,538
Collateralized mortgage obligations	818,894	916,866	565,908
States and political subdivisions	36,614	45,562	47,342
	1,658,766	2,130,568	1,462,205
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	301,583	9,892	13,547
Commercial mortgage-backed securities	180,942	145,742	152,820
Collateralized mortgage obligations	314,705	43,990	74,932
States and political subdivisions	78,302	68,060	70,645
	875,532	267,684	311,944

Equity securities, at fair value	200	250	140

Total securities portfolio	$3,289,530	$3,046,500	$2,468,544

We had net unrealized losses of $129.8 million and $18.1 million at December 31, 2022 and 2021, respectively, compared with net unrealized gains of $26.3 million at December 31, 2020 related to the available for sale investment portfolio. Within the held to maturity portfolio, we had net unrealized losses of $90.2 million at December 31, 2022, compared with net unrealized gains of $8.6 million and $14.7 million at December 31, 2022, 2021 and 2020, respectively. Equity securities included net unrealized gains of $0.1 million, $0.2 million and $0.1 million at December 31, 2022, 2021 and 2020, respectively. The noted significant change in net unrealized gains (losses) within our available for sale investment portfolio from December 31, 2021 to December 31, 2022 was related to increases in market interest rates since purchase and the resulting decline in associated estimated fair values of such portfolio investments. In future periods, changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, are expected to be significant drivers to changes in the unrealized losses or gains in these portfolios.

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

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2022, the banking segment’s securities portfolio of $2.5 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.7 billion, held to maturity securities of $876 million and equity securities of $0.2 million, in addition to $12.1 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statements of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $754.9 million at December 31, 2022. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $53.0 million at December 31, 2022.

Corporate

At December 31, 2022, the corporate portfolio included other investments, including those associated with merchant banking, of $39.8 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2022. In addition, as of December 31, 2022, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at December 31, 2022.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2022. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$14,676	$4,979	—	—	$19,655
Fair value	$14,679	$4,465	—	—	$19,144
Weighted average yield (1)	4.66%	0.87%	—	—	3.70%
U.S. government agencies:
Bonds:
Amortized cost	$17,943	$67,225	$50,302	$67,364	$202,834
Fair value	$17,719	$67,030	$50,132	$67,376	$202,257
Weighted average yield (1)	2.64%	4.94%	4.69%	4.80%	4.63%
Residential mortgage-backed securities:
Amortized cost	—	$2,142	$85,671	$668,891	$756,704
Fair value	—	$2,093	$80,699	$595,422	$678,214
Weighted average yield (1)	—	2.89%	2.39%	2.34%	2.34%
Commercial mortgage-backed securities:
Amortized cost	—	$99,660	$239,335	$25,213	$364,208
Fair value	—	$95,574	$223,655	$22,277	$341,506
Weighted average yield (1)	—	3.10%	3.59%	3.44%	3.44%
Collateralized mortgage obligations:
Amortized cost	$8	$16,995	$222,079	$963,144	$1,202,226
Fair value	$8	$16,580	$215,039	$863,629	$1,095,256
Weighted average yield (1)	2.29%	3.58%	3.95%	2.98%	3.16%
States and political subdivisions:
Amortized cost	$1,695	$9,622	$37,353	$69,792	$118,462
Fair value	$1,690	$9,452	$35,720	$60,862	$107,724
Weighted average yield (1)	3.06%	3.37%	3.66%	3.46%	3.51%
Total securities portfolio:
Amortized cost	$34,322	$200,623	$634,740	$1,794,404	$2,664,089
Fair value	$34,096	$195,194	$605,245	$1,609,566	$2,444,101
Weighted average yield (1)	3.52%	3.71%	3.65%	2.83%	3.10%
(1)	Weighted average yield is defined as interest earned by average interest-earning assets.

Loan Portfolio

Consolidated loans held for investment are detailed in the tables below, classified by portfolio segment (in thousands).

	December 31,
Loan Held for Investment	2022	2021	2020
Commercial real estate	$3,245,873	$3,042,729	$3,133,903
Commercial and industrial	1,639,980	1,875,420	2,627,774
Construction and land development	980,896	892,783	828,852
1-4 family residential	1,767,099	1,303,430	629,938
Consumer	27,602	32,349	35,667
Broker-dealer	431,223	733,193	437,007
Loans held for investment, gross	8,092,673	7,879,904	7,693,141
Allowance for credit losses	(95,442)	(91,352)	(149,044)
Loans held for investment, net of allowance	$7,997,231	$7,788,552	$7,544,097

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.5 billion, $8.8 billion and $9.6 billion at December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $2.1 billion, of which $0.9 billion was drawn. At December 31, 2021 and 2020, amounts drawn on the available warehouse lines of credit were $1.7 billion and $2.5 billion, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At December 31, 2022, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 42.4%, 23.2% and 12.8%, respectively, of the banking segment’s total loans held for investment at December 31, 2022. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2022.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices have increased since historical lows observed in 2020, but uncertainty remains given future supply and demand for oil are influenced by the Russia-Ukraine conflict, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At December 31, 2022, the Bank’s energy loan exposure was approximately $58 million of loans held for investment with unfunded commitment balances of approximately $20 million. The allowance for credit losses on the Bank’s energy portfolio was $0.1 million, or 0.3% of loans held for investment at December 31, 2022.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	December 31, 2022
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate	$756,952	$1,383,170	$1,003,180	$102,571	$3,245,873
Commercial and industrial	2,022,266	326,031	173,419	—	2,521,716
Construction and land development	763,366	167,754	44,170	5,606	980,896
1-4 family residential	151,939	278,432	495,968	840,760	1,767,099
Consumer	12,819	14,441	325	17	27,602
Total	$3,707,342	$2,169,828	$1,717,062	$948,954	$8,543,186

Fixed rate loans	$1,633,262	$1,794,746	$1,426,440	$944,570	$5,799,018
Floating rate loans	2,074,080	375,082	290,622	4,384	2,744,168
Total	$3,707,342	$2,169,828	$1,717,062	$948,954	$8,543,186

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of December 31, 2022, floating rate loans totaling $733.8 million had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. An additional $1.6 million of floating rate loans would be adjustable if published rates increase by a sufficient amount to move past their floored levels. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $431.0 million, $733.0 million and $436.8 million at December 31, 2022, 2021 and 2020, respectively. The decrease from December 31, 2021 to December 31, 2022, was primarily attributable to a decrease of $152.2 million, or 35.7%, in customer margin accounts and a decrease of $149.2 million, or 48.8%, in receivables from correspondents. The increase from December 31, 2020 to December 31, 2021, was primarily attributable to an increase of $169.9 million or 66.2%, in customer margin accounts and an increase of $125.9 million, or 69.9%, in receivables from correspondents.

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

	December 31,
	2022	2021	2020
Loans held for sale:
Unpaid principal balance	$850,277	$1,728,255	$2,411,626
Fair value adjustment	5,420	54,336	109,778
	$855,697	$1,782,591	$2,521,404
IRLCs:
Unpaid principal balance	$506,278	$1,283,152	$2,470,013
Fair value adjustment	1,767	25,489	76,048
	$508,045	$1,308,641	$2,546,061

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2022, 2021 and 2020 were $1.2 billion, $2.4 billion and $4.0 billion, respectively, while the related estimated fair values were $3.3 million, $0.4 million and ($28.0) million, respectively.

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

Significant judgment is required to estimate the severity and duration of the current economic uncertainties, as well as its potential impact on borrower default and loss severity. In particular, macroeconomic conditions and forecasts are rapidly changing and remain highly uncertain.

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of December 31, 2022, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in December 2022.

During our previous quarterly macroeconomic assessment as of September 30, 2022, we utilized the same single macroeconomic alternative scenario published by Moody’s Analytics in September 2022.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		December 31,	September 30,	June 30,	March 31,	December 31,
		2022	2022	2022	2022	2021
GDP growth rates:
	Q4 2021					6.7%
	Q1 2022				0.7%	3.6%
	Q2 2022			2.6%	4.7%	3.5%
	Q3 2022		1.3%	2.0%	2.4%	2.3%
	Q4 2022	0.8%	0.4%	0.6%	2.6%	2.7%
	Q1 2023	0.1%	0.3%	0.9%	2.9%	3.0%
	Q2 2023	(1.4)%	(1.8)%	1.0%	3.0%	2.4%
	Q3 2023	(2.5)%	(2.2)%	(1.0)%	3.1%
	Q4 2023	(2.4)%	(2.2)%	(3.0)%
	Q1 2024	0.4%	0.7%
	Q2 2024	1.1%

Unemployment rates:
	Q4 2021					4.3%
	Q1 2022				3.9%	4.3%
	Q2 2022			3.6%	3.7%	4.0%
	Q3 2022		3.7%	3.5%	3.5%	3.8%
	Q4 2022	3.7%	3.9%	3.6%	3.4%	3.6%
	Q1 2023	4.0%	4.0%	3.6%	3.4%	3.7%
	Q2 2023	4.6%	4.6%	3.6%	3.3%	3.7%
	Q3 2023	5.3%	5.5%	5.0%	3.2%
	Q4 2023	6.0%	6.2%	6.4%
	Q1 2024	5.9%	6.0%
	Q2 2024	5.6%

As of December 31, 2022, our economic forecast was updated from September 30, 2022 to reflect higher interest rate expectations and slower real GDP growth during the reasonable and supportable period. The Federal Reserve increased the federal funds rate target twice during the quarter to 4.25% to 4.50% and the current quarter’s economic forecast now assumes an average federal funds rate of 5.3% by the second quarter of 2023. As interest rates increased, inflation rates have decreased from historical highs as the goods sector improves; however, we still observe supply chain disruptions especially in the services sector. Unemployment rate forecasts were updated based on recent economic data as tight labor market conditions continued.

During 2022, our economic outlook was updated to reflect our expectations of a period of below trend economic growth beginning this year and a mild U.S. recession in 2023. COVID cases receded in the United States but continued to disrupt global supply chains and tight labor market conditions. The Russian invasion of Ukraine contributed to global oil prices increasing to near $120 per barrel and further disrupted supply chains due to economic sanctions imposed by the United States and other trade partners. Inflation rates initially expected to be transitory proved to trend persistently higher as the consumer price index rose to 9.1% on an annual basis in June. In response, the Federal Reserve adjusted monetary policy by increasing its federal funds rate target from 0.0% - 0.25% in March 2022 to 4.25% - 4.50% by December 2022. With lower government spending/stimulus and net exports, U.S. real GDP growth rates declined to (1.6%) and (0.6%) during the first and second quarters of 2022. While the Company and most economists downgraded their economic outlooks, the U.S. did not enter a recession. Real GDP growth improved to 3.2% during the third quarter of 2022 and U.S. labor markets proved resilient as unemployment rates decreased during the year from 4.0% to 3.5%.

During 2021, our economic forecast improved year-over-year due to a third round of $1.9 trillion in government stimulus enacted in March 2021 through the American Rescue Plan Act. As a result of additional stimulus checks, enhanced unemployment benefits, extended lending from the PPP program, and expanded tax credits, consumer and business spending accelerated the U.S. real GDP growth rate in the second quarter of 2021 to 6.3% and in the third quarter of 2021 to 6.7%. Also, in March 2021, President Biden implemented new programs to extend COVID-19 testing and vaccine eligibility for most adults in the United States by May 2021. Most states also ended their participation in federal pandemic unemployment benefit programs in early summer 2021. The U.S. unemployment rate decreased from 6.7% in December 2020 to 5.9% in June 2021 and decreased further to 4.2% by November 2021. In August 2021, a second wave of COVID-19 cases progressed within the United States and Texas due to the delta variant, which slowed U.S. economic growth and real GDP growth rates to 2.3% in the third quarter of 2021. Then, in November 2021, Congress passed a fourth round of $0.6 trillion in government stimulus through the Infrastructure Investment and Jobs Act, and during December 2021, a third wave of COVID-19 cases progressed in the United States and Texas due to the omicron variant.

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

Effective January 1, 2020, we adopted the new CECL standard and recorded transition adjustment entries that resulted in an allowance for credit losses for loans held for investment of $73.7 million, an increase of $12.6 million. This increase reflected credit losses of $18.9 million from the expansion of the loss horizon to life of loan and also takes into account forecasts of expected future macroeconomic conditions, partially offset by the elimination of the non-credit component within the historical allowance related to previously categorized PCI loans of $6.3 million. This increase, net of tax, was largely reflected within the banking segment and included a decrease of $5.7 million to opening retained earnings at January 1, 2020.

During 2022, the increase in the allowance for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. The net impact to the allowance of changes associated with collectively evaluated loans included a provision of credit losses of $10.0 million, while individually evaluated loans during 2022 included reversals of credit losses of $1.7 million. The change in the allowance for credit losses during 2022 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior period. The change in the allowance during 2022 was also impacted by net charge-offs of $4.2 million.

As discussed under the section titled “Loan Portfolio” earlier in this Item 7, the Bank’s actions beginning in 2020 included supporting our impacted banking clients experiencing an increased level of risk due to the COVID-19 pandemic through loan modifications. This deteriorating economic outlook resulted in a significant build in the allowance and included provision for credit losses through the second quarter of 2020. During 2021, improvement in both economic results and the macroeconomic outlook, coupled with government stimulus and positive risk rating grade migration within the Bank, resulted in aggregate reversals of a significant portion of previously recorded credit losses. During 2022, the impact of changes in the U.S. economic outlook and resulting impact on collectively evaluated loans has resulted in a build in the allowance since December 31, 2021. As a result, the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.27% as of December 31, 2022, down from 1.37% as of December 31, 2021, and a high of 2.63% as of September 30, 2020, following the initial impacts of the COVID-19 pandemic.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
December 31, 2022	For Investment	Losses	Investment
Commercial real estate	$3,245,873	$63,255	1.95%
Commercial and industrial (1)	1,439,111	15,933	1.11%
Construction and land development	980,896	6,051	0.62%
1-4 family residential	1,767,099	9,313	0.53%
Consumer	27,602	554	2.01%
	7,460,581	95,106	1.27%

Broker-dealer	431,223	234	0.05%
Mortgage warehouse lending	200,869	102	0.05%
	$8,092,673	$95,442	1.18%
(1)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending programs.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of December 31, 2022, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from military conflicts between Russia and Ukraine and global supply chain concerns recede faster than expected. Real GDP is expected to grow 3.3% in the first quarter of 2023, 3.5% in the second quarter of 2023, 3.4% in the third quarter of 2023, and 3.7% in the fourth quarter of 2023. Average unemployment rates are expected to remain low in 2023 and decline slightly to 3.4% by the first quarter of 2024. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and we expect the federal funds rate to increase to 4.7% during 2023, but return to 3.7% by the end of 2024.

Compared to our economic forecast, the downside scenario assumes consumer and business confidence declines as the military conflict between Russia and Ukraine worsens significantly and persists longer than anticipated and global supply chain issues intensify, thereby increasing inflation rates substantially. Consumer confidence and spending erode causing the economy to fall back into recession during the first quarter of 2023. Real GDP is expected to decrease 2.9% in the first quarter of 2023, 3.6% in the second quarter of 2023, and 3.0% in the third quarter of 2023. Average unemployment rates are expected to increase to 7.8% by the first quarter of 2024, but improve to 6.7% by year-end 2024 and revert back to historical average rates over time. The Federal Reserve increases the federal funds rate to 5.2% by the second quarter of 2023 to slow inflation, but proceeds to reduce it to a 1.3% target by the first quarter of 2025 to support the economy. Disagreements in Congress prevent any additional stimulus from being enacted beyond the American Rescue Plan and Infrastructure Investment and Jobs Acts passed in 2021.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $28 million or a weighted average expected loss rate of 0.8% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $32 million or a weighted average expected loss rate of 1.7% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the macroeconomic outlook, inflationary pressures and labor market conditions, the Russian-Ukraine conflict and its impact on supply chains, and the impact of the pandemic continuing to recede. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Year Ended December 31,
Loans Held for Investment	2022	2021	2020
Balance, beginning of year	$91,352	$149,044	$61,136
Transition adjustment for adoption of CECL accounting standard	—	—	12,562
Provision for (reversal of) credit losses	8,309	(58,213)	96,491
Recoveries of loans previously charged off:
Commercial real estate	128	266	613
Commercial and industrial	2,746	2,656	1,834
Construction and land development	—	—	2
1-4 family residential	133	546	54
Consumer	289	281	392
Broker-dealer	—	—	—
Total recoveries	3,296	3,749	2,895
Loans charged off:
Commercial real estate	—	310	4,517
Commercial and industrial	6,945	2,249	18,158
Construction and land development	—	—	2
1-4 family residential	138	312	748
Consumer	432	357	615
Broker-dealer	—	—	—
Total charge-offs	7,515	3,228	24,040
Net recoveries (charge-offs)	(4,219)	521	(21,145)
Balance, end of year	$95,442	$91,352	$149,044

Average total loans for the year	$7,840,848	$7,645,292	$7,618,723
Total loans held for investment (end of year)	$8,092,673	$7,879,904	$7,693,141
Ratios:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.05)%	0.01%	(0.28)%
Non-accrual loans to total loans held for investment (end of year)	0.30%	0.60%	0.87%
Allowance for credit losses on loans held for investment to:
Total loans held for investment (end of year)	1.18%	1.16%	1.94%
Non-accrual loans held for investment (end of year)	386.81%	193.08%	222.14%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans decreased by $20.7 million from December 31, 2021 to December 31, 2022, compared to a decrease of $27.8 million from December 31, 2020 to December 31, 2021. These changes in non-accrual loans were impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $4.8 million, $2.9 million and $10.9 million at December 31, 2022, 2021 and 2020, respectively.

In addition to changes in non-accrual loans classified as loans held for sale, the decrease in non-accrual loans during 2022 was primarily due to principal paydowns, settlements and charge-offs associated with several commercial and industrial, single family residential loan and commercial real estate owner occupied loan relationships, while the decrease in non-accrual loans during 2021 was primarily due to principal paydowns associated with several commercial and industrial and commercial real estate owner occupied relationships.

As previously discussed in detail within this section, the allowance for credit losses has fluctuated significantly from period to period, which impacted the resulting ratios noted in the table above. During 2020, the significant build in the allowance was primarily due to the adoption of the new CECL standard and recorded transition adjustment entries as well as the deteriorating economic outlook due to the COVID-19 pandemic, while during 2021 the significant decline in the allowance for credit losses reflected improvement in both realized economic results and the macroeconomic outlook due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures.

The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio is presented in the table below (dollars in thousands).

	December 31,
	2022		2021		2020
		% of		% of		% of
		Gross		Gross		Gross
Allocation of the Allowance for Credit Losses	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial real estate	$63,255	40.11%	$59,354	38.61%	$109,629	40.74%
Commercial and industrial	16,035	20.26%	21,982	23.80%	27,703	34.16%
Construction and land development	6,051	12.12%	4,674	11.33%	6,677	10.77%
1-4 family residential	9,313	21.84%	4,589	16.54%	3,946	8.19%
Consumer	554	0.34%	578	0.41%	876	0.46%
Broker-dealer	234	5.33%	175	9.31%	213	5.68%
Total	$95,442	100.00%	$91,352	100.00%	$149,044	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	December 31,	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2022	2021
Commercial real estate	$63,255	$63,200	$63,719	$60,361	$59,354
Commercial and industrial	16,035	16,108	19,836	20,130	21,982
Construction and land development	6,051	4,768	4,996	5,515	4,674
1-4 family residential	9,313	6,612	5,554	4,340	4,589
Consumer	554	574	542	499	578
Broker-dealer	234	521	651	340	175
	$95,442	$91,783	$95,298	$91,185	$91,352

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$5,880	$8,388	$2,075
Transition adjustment CECL accounting standard	—	—	3,837
Other noninterest expense	1,904	(2,508)	2,476
Balance, end of year	$7,784	$5,880	$8,388

As previously discussed, we adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses for unfunded commitments of $5.9 million as of January 1, 2020. During 2021, the decrease in the allowance for unfunded commitments was primarily due to improvements in loan expected loss rates.

During 2022, the increase in the allowance for unfunded commitments was due to increases in both loan expected loss rates and available commitment balances.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Additionally, potential problem loans do not include loans that have been modified in connection with our COVID-19 payment deferment programs which allow for a deferral of principal and/or interest payments. Within our loan portfolio, we had four credit relationships totaling $4.0 million of potential problem loans at December 31, 2022, compared with two credit relationships totaling $3.1 million of potential problem loans at December 31, 2021 and seven credit relationships totaling $11.3 million of potential problem loans at December 31, 2020.

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

The following table presents components of our non-performing assets (dollars in thousands).

	December 31,			Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Loans accounted for on a non-accrual basis:
Commercial real estate	$4,269	$6,601	$11,133	$(2,332)	$(4,532)
Commercial and industrial	9,095	22,478	34,049	(13,383)	(11,571)
Construction and land development	198	2	507	196	(505)
1-4 family residential	15,941	21,123	32,263	(5,182)	(11,140)
Consumer	14	23	28	(9)	(5)
Broker-dealer	—	—	—	—	—
	$29,517	$50,227	$77,980	$(20,710)	$(27,753)
Troubled debt restructurings included in accruing loans held for investment	803	922	1,954	(119)	(1,032)
Non-performing loans	$30,320	$51,149	$79,934	$(20,829)	$(28,785)

Non-performing loans as a percentage of total loans	0.33%	0.52%	0.76%	(0.19)%	(0.24)%

Other real estate owned	$2,325	$2,833	$21,289	$(508)	$(18,456)

Other repossessed assets	$—	$—	$101	$—	$(101)

Non-performing assets	$32,645	$53,982	$101,324	$(21,337)	$(47,342)

Non-performing assets as a percentage of total assets	0.20%	0.29%	0.60%	(0.09)%	(0.31)%

Loans past due 90 days or more and still accruing	$92,099	$60,775	$243,630	$31,324	$(182,855)

At December 31, 2022, non-accrual loans included 40 commercial and industrial relationships with loans secured by accounts receivable, automobiles, equipment and notes receivable. Non-accrual loans at December 31, 2022 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2021, non-accrual loans included 45 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2021 also included $2.9 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2020, non-accrual loans included 60 commercial and industrial relationships with loans secured by accounts receivable, life insurance, livestock, oil and gas, and equipment. Non-accrual loans at December 31, 2020 also included $10.9 million of loans secured by residential real estate which were classified as loans held for sale.

At December 31, 2022, TDRs were comprised of $0.8 million of loans that are considered to be performing and accruing, and $5.8 million of loans considered to be non-performing reported in non-accrual loans. At December 31, 2021, TDRs were comprised of $0.9 million of loans that were considered to be performing and accruing, and $5.9 million of loans that were considered to be non-performing reported in non-accrual loans. At December 31, 2020, TDRs were comprised of $2.0 million of loans that were considered to be performing and accruing, and $16.0 million of loans considered to be non-performing reported in non-accrual loans. In March 2020, the CARES Act was passed, which, among other things, allowed the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR. Therefore, the Bank has not reported COVID-19 related modifications as TDRs through January 1, 2022 when the provisions expired. At December 31, 2022, the Bank had no loans remaining under the COVID-19 related modifications program.

OREO decreased from December 31, 2021 to December 31, 2022, primarily due to disposals and valuation adjustments totaling $1.8 million, partially offset by additions totaling $1.3 million. OREO decreased from December 31, 2020 to December 31, 2021, primarily due to disposals and valuation adjustments totaling $22.0 million, partially offset by additions totaling of $3.6 million.

Loans past due 90 days or more and still accruing at December 31, 2022, 2021 and 2020 were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. The significant decrease in loans past due 90 days or more and still accruing at December 31, 2021, compared to December 31, 2020, was due to the sale of mortgage loans previously included within this non-performing assets category. As of December 31, 2022, $43.8 million of loans subject to repurchase were under a forbearance agreement resulting from the COVID-19 pandemic. During May 2020, GNMA announced it will temporarily exclude any new GNMA lender delinquencies, occurring on or after April 2020, when calculating the delinquency ratios for the purposes of enforcing compliance with its delinquency rate thresholds. This exclusion is extended automatically to GNMA lenders that were compliant with GNMA’s delinquency rate thresholds as reflected by their April 2020 investor accounting report. The mortgage origination segment qualified for this exclusion as of December 31, 2022. As of December 31, 2022, $43.8 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing significant competition for its deposit base as customers seek higher yields on deposits. Separately, in an effort to assist its customers in avoiding overdraft-related fees, our banking segment implemented certain fee enhancements beginning October 1, 2022. Such fee enhancements are not expected to have a material impact on its overall operating results.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2022		2021		2020
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$4,455,779	0.00%	$4,157,962	0.00%	$3,304,475	0.00%
Interest-bearing demand deposits	6,320,654	0.68%	6,077,660	0.19%	5,284,582	0.31%
Savings deposits	330,743	0.22%	295,075	0.06%	231,996	0.07%
Time deposits	910,104	0.73%	1,349,849	0.86%	1,880,543	1.11%
	$12,017,280	0.42%	$11,880,546	0.20%	$10,701,596	0.35%

The following table presents the scheduled maturities of uninsured deposits greater than $250,000 as of December 31, 2022 (in thousands).

Months to maturity:
3 months or less	$45,058
3 months to 6 months	32,812
6 months to 12 months	128,392
Over 12 months	161,094
$367,356

Borrowings

Our consolidated borrowings associated with continuing operations are shown in the table below (dollars in thousands).

		December 31,
	2022		2021		2020
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$970,056	2.27%	$859,444	1.22%	$695,798	1.46%
Notes payable	346,654	4.33%	387,904	5.79%	381,987	4.54%
Junior subordinated debentures	—	—%	—	3.45%	67,012	4.13%
	$1,316,710	2.86%	$1,247,348	1.32%	$1,144,797	2.51%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”), short-term bank loans and commercial paper. The increase in short-term borrowings at December 31, 2022, compared with December 31, 2021, primarily reflected increases in federal funds purchased by the banking segment and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by decreases in commercial paper and short-term bank loans within the broker-dealer segment. The decrease in short-term borrowings at December 31, 2021 compared with December 31, 2020 included increases in short-term bank loans and commercial paper used by the Hilltop Broker-Dealers to finance their activities, partially offset by a decrease in securities sold under agreements to repurchase by the Hilltop Broker-Dealers given increased utilization of internal funds.

Notes payable at December 31, 2022 was comprised of $149.3 million related to the Senior Notes, net of loan origination fees, Subordinated Notes (defined hereafter), net of origination fees, of $197.4 million and mortgage origination segment borrowings of $0 million. Notes payable at December 31, 2021 was comprised of $149.1 million related to Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.1 million and mortgage origination segment borrowings of $41.7 million. Notes payable at December 31, 2020 was comprised of $148.9 million related to Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $196.8 million and mortgage origination segment borrowings of $36.2 million. As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At December 31, 2022, Hilltop had $172.5 million in cash and cash equivalents, a decrease of $195.4 million from $367.9 million at December 31, 2021. This decrease in cash and cash equivalents was primarily due to cash outflows of $442.3 million in stock repurchases related to the tender offer, $43.0 million in cash dividends declared, and other general corporate expenses, partially offset by the receipt of $328.2 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Economic Environment

As previously discussed, operational and financial headwinds during 2022 have had, and are expected to continue to have, an adverse impact on our operating results during 2023. The impacts of noted headwinds in 2023 are highly uncertain and will depend on several developments outside of our control, including, among others, timing and significance of changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, the Russian-Ukraine conflict and its impact on supply chains, as well as the impact of the pandemic continuing to recede. As demonstrated during the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the COVID-19 crisis and its negative impact on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2022, we declared and paid cash dividends of $0.60 per common share, or $43.0 million.

On January 26, 2023, our board of directors declared a quarterly cash dividend of $0.16 per common share, payable on February 24, 2023 to all common stockholders of record as of the close of business on February 10, 2023.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2022, our board of directors authorized a new stock repurchase program through January 2023, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. As a result of share repurchases during 2022, including the tender offer described below, we had no further available share repurchase capacity associated with our previously authorized stock repurchase program.

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

The Inflation Reduction Act of 2022, signed into law during August 2022, introduced a nondeductible excise tax equal to 1% of the fair market value of certain shares repurchased beginning in 2023, subject to certain limitations. While we may complete transactions subject to the new excise tax, we do not expect the tax to have a material impact to our financial condition or results of operations.

Tender Offer

On May 2, 2022, we announced the commencement of a modified “Dutch auction” tender offer to purchase shares of our common stock for an aggregate cash purchase price of up to $400 million, inclusive of the aforementioned stock repurchase program. On May 27, 2022 including the exercise of our right to purchase up to an additional 2% of our outstanding shares, we completed our tender offer, repurchasing 14,868,469 shares of outstanding common stock at a price of $29.75 per share for a total of $442.3 million. We funded the tender offer with cash on hand.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At December 31, 2022, $150.0 million of our Senior Notes was outstanding.

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

Subordinated Notes due 2030 and 2035

On May 7, 2020, we completed a public offering of $50 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due May 15, 2030 (the “2030 Subordinated Notes”) and $150 million aggregate principal amount of 6.125% fixed-to-floating subordinated notes due May 15, 2035 (the “2035 Subordinated Notes”). We collectively refer to the 2030 Subordinated Notes and the 2035 Subordinated Notes as the “Subordinated Notes”. The price to the public for the Subordinated Notes was 100% of the principal amount of the Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $3.4 million, were $196.6 million.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At December 31, 2022, $200.0 million of our Subordinated Notes was outstanding.

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

The Debentures, which were held by four statutory trusts created for the sole purpose of issuing and selling preferred securities and common securities used to acquire the Debentures, had an original stated term of 30 years with original maturities ranging from July 2031 to February 2038. The Debentures were callable at PCC’s discretion with a minimum of a 45- to 60- day notice. At December 31, 2022, PCC had no remaining borrowings associated with the Debentures. The redemptions noted above were funded from available cash balances held at PCC.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at December 31, 2022 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2022 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum
			Capital
			Requirements
			Including
			Conservation	To Be Well
	December 31, 2022		Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,405,164	10.26%	4.0%	5.0%
Hilltop	1,900,701	11.47%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,405,164	14.98%	7.0%	6.5%
Hilltop	1,900,701	18.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,405,164	14.98%	8.5%	8.0%
Hilltop	1,900,701	18.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,492,576	15.91%	10.5%	10.0%
Hilltop	2,187,652	20.98%	10.5%	N/A

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

The above sources of liquidity allow the banking segment to meet increased liquidity demands without adversely affecting daily operations. The Bank’s borrowing capacity through access to secured funding sources is summarized in the following table (in millions).

	December 31,
	2022	2021
FHLB capacity	$4,139	$4,221
Investment portfolio (available)	1,606	1,478
Fed deposits (excess daily requirements)	1,332	2,686
	$7,077	$8,385

As noted in the table above, the Bank’s available liquidity position and borrowing capacity at December 31, 2022 and 2021 continued to be at a heightened level. The Bank targets available liquidity from collateralized sources of between approximately $5 billion and $6 billion. Available liquidity does not include borrowing capacity available through the discount window at the Federal Reserve.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. An economic recovery and improved commercial real estate investment outlook may result in an outflow of deposits at an accelerated pace as customers utilize such available funds for expanded operations and investment opportunities. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. Currently, the Bank is facing significant competition from bank and non-bank competitors for its deposit base and expects that its interest expense on certain deposits will continue to increase during 2023 as customers seek higher yields on deposits.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 8.93% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.63% of the Bank’s total deposits at December 31, 2022. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2022, Hilltop Securities had credit arrangements with three unaffiliated banks, with maximum aggregate commitments of up to $500.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with three unaffiliated banks, with aggregate availability of up to $250.0 million. At December 31, 2022, Hilltop Securities had $57.5 million in borrowings under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of December 31, 2022, the weighted average maturity of the CP Notes was 138 days at a rate of 4.96%, with a weighted average remaining life of 65 days. At December 31, 2022, the aggregate amount outstanding under these secured arrangements was $217.6 million, which was collateralized by securities held for Hilltop Securities accounts valued at $239.4 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank which had a total commitment of $2.0 billion, of which $859 million was drawn at December 31, 2022. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at December 31, 2022.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds a controlling ownership interest in and is the managing member of certain ABAs. At December 31, 2022, these ABAs had combined available lines of credit totaling $115 million, $40 million of which was with a single unaffiliated bank, and the remaining $75.0 million of which was with the Bank. At December 31, 2022, Ventures Management had outstanding borrowings of $29.0 million, all of which was with the Bank.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

The following table presents information regarding other material contractual obligations at December 31, 2022 not previously discussed (in thousands). Payments related to leases are based on actual payments specified in the underlying contracts, and the table below includes all leases that had commenced as of December 31, 2022.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Finance lease obligations	$1,280	$2,049	$1,261	$149	$4,739
Operating lease obligations	35,123	47,672	29,446	28,765	141,006
Total	$36,403	$49,721	$30,707	$28,914	$145,745

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.5 billion at December 31, 2022 and outstanding financial and performance standby letters of credit of $75.8 million at December 31, 2022.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Furthermore, a prolonged period of inflation could cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Critical Accounting Estimates

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, mortgage servicing rights asset, goodwill and identifiable intangible assets and mortgage loan indemnification liability.

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

When a loan moves to a substandard non-accrual or worse risk rating grade, it is removed from the collective evaluation allowance methodology and is subject to individual evaluation. A problem asset report is prepared for each loan in excess of a predetermined threshold and the net realizable value of the loan is determined. This value is compared to the appropriate loan basis (depending on whether the loan is a PCD loan or a non-PCD loan) to determine the required allowance for credit loss reserve amount.

Estimating the timing and amounts of future losses is subject to significant management judgment as these loss cash flows rely upon estimates such as default rates, loss severities, collateral valuations, the amounts and timing of principal payments (including any expected prepayments) or other factors that are reflective of current or future expected conditions. These estimates, in turn, depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions, the expected outcome of bankruptcy or insolvency proceedings, as well as, in certain circumstances, other economic factors, including the level of current and future real estate prices. All of these estimates and assumptions require significant management judgment and certain assumptions that are highly subjective. Model imprecision also exists in the allowance for credit losses estimation process due to the inherent time lag of available industry information and differences between expected and actual outcomes.

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

	December 31, 2022
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,924,236	$1,347,554	$1,986,455	$843,993	$441,327	$8,543,565
Securities	574,432	247,538	479,613	369,439	1,073,267	2,744,289
Federal funds sold and securities purchased under agreements to resell	78,960	—	—	—	—	78,960
Other interest sensitive assets	1,343,580	—	—	—	29,627	1,373,207
Total interest sensitive assets	5,921,208	1,595,092	2,466,068	1,213,432	1,544,221	12,740,021

Interest sensitive liabilities:
Interest bearing checking	$6,013,782	$—	$—	$—	$—	$6,013,782
Savings	312,140	—	—	—	—	312,140
Time deposits	143,276	395,979	309,219	15,932	1	864,407
Notes payable and other borrowings	397,182	135	430	559	2,241	400,547
Total interest sensitive liabilities	6,866,380	396,114	309,649	16,491	2,242	7,590,876

Interest sensitivity gap	$(945,172)	$1,198,978	$2,156,419	$1,196,941	$1,541,979	$5,149,145

Cumulative interest sensitivity gap	$(945,172)	$253,806	$2,410,225	$3,607,166	$5,149,145

Percentage of cumulative gap to total interest sensitive assets	(7.42)%	1.99%	18.92%	28.31%	40.42%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2022 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$40,069	8.80%	$185,702	8.72%
+200	$25,192	5.53%	$128,656	6.04%
+100	$13,512	2.97%	$84,782	3.98%
-50	$(6,710)	(1.47)%	$(57,214)	(2.69)%
-100	$(14,576)	(3.20)%	$(131,488)	(6.18)%
-200	$(33,663)	(7.39)%	$(229,779)	(10.79)%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2022 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle in 2023, we are evaluating our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

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

	December 31, 2022
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$187	$38,372	$62,124	$159,588	$260,271
U.S. government and government agency obligations	(940)	12,115	4,456	390,107	405,738
Corporate obligations	2,117	853	5,874	15,588	24,432
Total debt securities	1,364	51,340	72,454	565,283	690,441
Corporate equity securities	(3,145)	—	—	—	(3,145)
Other	14,627	—	—	—	14,627
	$12,846	$51,340	$72,454	$565,283	$701,923

Weighted average yield
Municipal obligations	0.40%	3.47%	3.60%	3.95%	3.78%
U.S. government and government agency obligations	4.69%	4.10%	2.11%	5.04%	4.86%
Corporate obligations	5.42%	6.16%	6.00%	2.25%	4.86%

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

Consolidated

At December 31, 2022, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $350 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on any outstanding variable rate debt would not be expected to have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at December 31, 2022 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+300	$99,932	17.56%
+200	$64,953	11.41%
+100	$33,327	5.86%
-50	$(17,260)	(3.03)%
-100	$(35,646)	(6.26)%
-200	$(75,696)	(13.30)%

The projected changes in net interest income to changes in interest rates at December 31, 2022 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This assessment included controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2022, and issued an unqualified opinion thereon as stated in their report, which appears on page F-2.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings Inc.
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2
	Consolidated Balance Sheets	F-5
	Consolidated Statements of Operations	F-6
	Consolidated Statements of Comprehensive Income	F-7
	Consolidated Statements of Stockholders’ Equity	F-8
	Consolidated Statements of Cash Flows	F-9
	Notes to Consolidated Financial Statements	F-10

2.	Financial Statement Schedules.

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

4.5

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

10.3.1†

Hilltop Holdings Inc. Employee Stock Purchase Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed July 24, 2020 (File No. 333-240090) and incorporated herein by reference).

10.3.2†

First Amendment to Hilltop Holdings Inc Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2022 (File No. 001-31987) and incorporated herein by reference).

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

10.6.3†

Second Amendment to Employment Agreement by and between Hilltop Holdings Inc. and William B. Furr dated as of August 20, 2022 (filed as Exhibit 10.7.3 to the Registrant’s Current Report as Form 8-K filed August 31, 2022 (file No. 009-31987) and incorporated by reference).

10.7.1†

Employment Agreement, dated as of November 20, 2018, by and between Hilltop Holdings Inc. and Martin B. Winges (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2018 (File No. 001-31987) and incorporated herein by reference).

10.7.2†

First Amendment to Employment Agreement by and between Hilltop Holdings Inc. and M. Bradley Winges, dated as of March 31, 2022, but effective February 19, 2022 (filed as Exhibit 10.7.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2022 (File No. 001-31987) and incorporated herein by reference).

10.8.1†

Employment Agreement by and between Hilltop Holdings Inc. and Steve Thompson, dated as of October 25, 2019, but effective January 1, 2020 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2019 (File No. 001-31987) and incorporated herein by reference).

10.8.2†

First Amendment to Employment Agreement by and between Hilltop Holdings Inc. and Steve Thompson, dated as of December 30, 2022 (filed as Exhibit 10.8.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2023 (File No. 001-31987) and incorporated herein by reference).

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

10.11.1†

First Amendment to Hilltop Plaza Co-Owners Agreement, by and among Diamond Hillcrest, LLC, HTH Hillcrest Project LLC and SPC Park Plaza Partners, LLC, dated as of December 31, 2021 (filed as Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022 (File No. 001-31987) and incorporated herein by reference.

10.12†

Office Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and Hilltop Holdings Inc., as Tenant, dated July 31, 2018 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.12.1†

First Amendment to Office Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and Hilltop Holdings Inc., as Tenant, dated as of November 30, 2021, but effective as of June 29, 2019 (filed as Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022 (File No. 001-31987) and incorporated herein by reference).

10.13†

Retail Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and PlainsCapital Bank, as Tenant, dated July 31, 2018 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.13.1†

First Amendment to Retail Lease between SPC Park Plaza Partners, LLC, Diamond Hillcrest, LLC, and HTH Hillcrest Project LLC, as Co-Owners, and PlainsCapital Bank, as Tenant, dated as of December 16, 2021, but effective as of August 1, 2019 (filed as Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022 (File No. 001-31987) and incorporated herein by reference).

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

HILLTOP HOLDINGS INC.

Date: February 17, 2023	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	February 17, 2023
Jeremy B. Ford	(Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 17, 2023
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Chief Accounting Officer	February 17, 2023
Keith E. Bornemann	(Principal Accounting Officer)

/s/ Rhodes Bobbitt	Director	February 17, 2023
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Chairman of Audit Committee	February 17, 2023
Tracy A. Bolt

/s/ J. Taylor Crandall	Director	February 17, 2023
J. Taylor Crandall

/s/ Hill A. Feinberg	Director	February 17, 2023
Hill A. Feinberg

/s/ Gerald J. Ford	Chairman of the Board	February 17, 2023
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 17, 2023
J. Markham Green

Director
William T. Hill, Jr.

Director
Charlotte Jones

/s/ Lee Lewis	Director	February 17, 2023
Lee Lewis

Director
Andrew J. Littlefair

/s/ W. Robert Nichols, III	Director	February 17, 2023
W. Robert Nichols, III

/s/ Thomas C. Nichols	Director	February 17, 2023
Thomas C. Nichols

Director
Kenneth D. Russell

/s/ A. Haag Sherman	Director and Audit Committee Member	February 17, 2023
A. Haag Sherman

/s/ Jonathan S. Sobel	Director	February 17, 2023
Jonathan S. Sobel

/s/ Robert Taylor, Jr.	Director	February 17, 2023
Robert Taylor, Jr.

Director
Carl B. Webb

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses for Loans Held for Investment – Collectively Evaluated

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $95 million as of December 31, 2022. Management’s allowance for credit losses for collectively evaluated loans is an estimate of expected losses over the lifetime of a loan within the Company’s existing loans held for investment portfolio and is based on historical experience, current conditions and reasonable and supportable forecasts. The credit loss estimation process considers the characteristics of the Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for collectively evaluated loans is calculated using statistical credit factors, including probabilities of default (“PD”) and loss given default (“LGD”), to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. As described by management, one of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. Management utilizes a single macroeconomic alternative scenario published by a third party that reflects the U.S. economic outlook. This alternative scenario utilizes multiple economic variables in forecasting the economic outlook. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product (GDP) growth rates and unemployment rate assumptions. Management also considers adjustments for certain conditions in the Company’s allowance for credit losses estimate qualitatively where they have not been measured directly in management’s collective assessments.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses for collectively evaluated loans held for investment is a critical audit matter are (i) the significant judgment by management in estimating the allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of GDP growth rate and unemployment rate forecasts within the macroeconomic alternative scenario, as well as qualitative adjustments to the allowance for credit losses; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for collectively evaluated loans held for investment, which included controls over evaluation and selection of the variables used in the macroeconomic alternative scenario as well as qualitative adjustments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for estimating the allowance for credit losses, which included (i) evaluating the appropriateness of the methodology and models, (ii) testing the completeness and accuracy of certain data used in the estimate, (iii) evaluating the reasonableness of management’s determination of the impact of GDP growth rate and unemployment rate forecasts within the macroeconomic alternative scenario and (iv) evaluating the reasonableness of qualitative adjustments to the allowance for credit losses.

Valuation of Mortgage Servicing Rights

As described in Notes 1 and 11 to the consolidated financial statements, the Company measures its residential mortgage servicing rights asset at fair value, which totaled $101 million as of December 31, 2022. Management estimates the fair value of residential mortgage servicing rights by valuing the projected net servicing cash flows, which are then discounted to estimate fair value using a discounted cash flow model. The significant unobservable inputs related to the valuation of residential mortgage servicing rights are the discount rate and the constant prepayment rate assumptions. As disclosed by management, the model assumptions and the mortgage servicing rights fair value estimates are compared to observable trades of similar portfolios as well as to broker valuations and industry surveys, as available.

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

February 17, 2023

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Cash and due from banks	$1,579,512	$2,823,138
Federal funds sold	650	385
Assets segregated for regulatory purposes	67,737	221,740
Securities purchased under agreements to resell	118,070	118,262
Securities:
Trading, at fair value	755,032	647,998
Available for sale, at fair value, net (amortized cost of $1,788,557 and $2,148,635, respectively)	1,658,766	2,130,568
Held to maturity, at amortized cost, net (fair value of $785,335 and $276,296, respectively)	875,532	267,684
Equity, at fair value	200	250
	3,289,530	3,046,500

Loans held for sale	982,616	1,878,190
Loans held for investment, net of unearned income	8,092,673	7,879,904
Allowance for credit losses	(95,442)	(91,352)
Loans held for investment, net	7,997,231	7,788,552

Broker-dealer and clearing organization receivables	1,038,055	1,672,946
Premises and equipment, net	184,950	204,438
Operating lease right-of-use assets	102,443	112,328
Mortgage servicing rights	100,825	86,990
Other assets	518,899	452,880
Goodwill	267,447	267,447
Other intangible assets, net	11,317	15,284
Total assets	$16,259,282	$18,689,080

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,968,862	$4,577,183
Interest-bearing	7,346,887	8,240,894
Total deposits	11,315,749	12,818,077

Broker-dealer and clearing organization payables	966,470	1,477,300
Short-term borrowings	970,056	859,444
Securities sold, not yet purchased, at fair value	53,023	96,586
Notes payable	346,654	387,904
Operating lease liabilities	126,759	130,960
Other liabilities	417,042	369,606
Total liabilities	14,195,753	16,139,877
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 64,684,625 and 78,964,978 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	647	790
Additional paid-in capital	1,046,331	1,274,446
Accumulated other comprehensive income (loss)	(133,531)	(10,219)
Retained earnings	1,123,636	1,257,014
Deferred compensation employee stock trust, net	481	752
Employee stock trust (22,566 and 5,749 shares, at cost, at December 31, 2022 and December 31, 2021, respectively)	(640)	(115)
Total Hilltop stockholders' equity	2,036,924	2,522,668
Noncontrolling interests	26,605	26,535
Total stockholders' equity	2,063,529	2,549,203
Total liabilities and stockholders' equity	$16,259,282	$18,689,080

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Loans, including fees	$416,207	$404,312	$433,311
Securities borrowed	44,414	61,667	51,360
Securities:
Taxable	75,805	47,633	48,273
Tax-exempt	10,013	9,766	6,698
Other	44,677	6,595	6,853
Total interest income	591,116	529,973	546,495

Interest expense:
Deposits	50,412	23,624	47,040
Securities loaned	38,570	50,974	42,816
Short-term borrowings	20,893	9,065	11,611
Notes payable	16,141	21,386	15,897
Junior subordinated debentures	—	1,558	2,772
Other	6,125	384	2,193
Total interest expense	132,141	106,991	122,329

Net interest income	458,975	422,982	424,166
Provision for (reversal of) credit losses	8,309	(58,213)	96,491
Net interest income after provision for (reversal of) credit losses	450,666	481,195	327,675

Noninterest income:
Net gains from sale of loans and other mortgage production income	302,384	825,960	1,001,059
Mortgage loan origination fees	149,598	160,011	171,769
Securities commissions and fees	139,122	143,827	142,720
Investment and securities advisory fees and commissions	127,399	152,443	131,327
Other	113,957	128,034	243,605
Total noninterest income	832,460	1,410,275	1,690,480

Noninterest expense:
Employees' compensation and benefits	773,688	1,007,235	1,059,645
Occupancy and equipment, net	97,115	100,602	99,416
Professional services	48,495	54,270	69,984
Other	207,701	225,291	224,758
Total noninterest expense	1,126,999	1,387,398	1,453,803

Income from continuing operations before income taxes	156,127	504,072	564,352
Income tax expense	36,833	117,976	133,071
Income from continuing operations	119,294	386,096	431,281
Income from discontinued operations, net of income taxes	—	—	38,396
Net income	119,294	386,096	469,677
Less: Net income attributable to noncontrolling interest	6,160	11,601	21,841
Income attributable to Hilltop	$113,134	$374,495	$447,836

Earnings per common share:
Basic:
Earnings from continuing operations	$1.61	$4.64	$4.59
Earnings from discontinued operations	—	—	0.43
	$1.61	$4.64	$5.02
Diluted:
Earnings from continuing operations	$1.60	$4.61	$4.58
Earnings from discontinued operations	—	—	0.43
	$1.60	$4.61	$5.01
Weighted average share information:
Basic	70,434	80,708	89,280
Diluted	70,626	81,173	89,304

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$119,294	$386,096	$469,677
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax of $4,874, $849, and $(820), respectively	16,226	6,205	(2,950)
Net unrealized gains (losses) on securities available for sale, net of tax of $(25,809), $(10,146), and $2,756, respectively	(89,136)	(34,115)	9,111
Reclassification adjustment for gains (losses) included in net income, net of tax of $3, $(21), and $55, respectively	10	(72)	183
Adjustment for unrealized losses on securities transferred from available-for sale to held-to-maturity, net of tax of $(17,033), $0, and $0, respectively	(56,690)	—	—
Amortization of unrealized losses on securities transferred from available-for-sale to held-maturity, net of tax $1,886, $0 and $0, respectively	6,278	—	—
Comprehensive income (loss)	(4,018)	358,114	476,021
Less: comprehensive income attributable to noncontrolling interest	6,160	11,601	21,841

Comprehensive income (loss) applicable to Hilltop	$(10,178)	$346,513	$454,180

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2019	90,641	906	1,445,233	11,419	644,860	776	8	(155)	$2,103,039	$25,757	$2,128,796
Net income	—	—	—	—	447,836	—	—	—	447,836	21,841	469,677
Other comprehensive income	—	—	—	6,344	—	—	—	—	6,344	—	6,344
Stock-based compensation expense	—	—	14,089	—	—	—	—	—	14,089	—	14,089
Common stock issued to board members	31	—	586	—	—	—	—	—	586	—	586
Issuance of common stock related to share-based awards, net	293	3	(1,091)	—	—	—	—	—	(1,088)	—	(1,088)
Repurchases of common stock	(8,780)	(87)	(140,888)	—	(67,689)	—	—	—	(208,664)	—	(208,664)
Dividends on common stock ($0.36 per share)	—	—	—	—	(32,524)	—	—	—	(32,524)	—	(32,524)
Deferred compensation plan	—	—	—	—	—	(5)	(1)	17	12	—	12
Adoption of accounting standards	—	—	—	—	(5,691)	—	—	—	(5,691)	—	(5,691)
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(20,890)	(20,890)
Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	374,495	—	—	—	374,495	11,601	386,096
Other comprehensive loss	—	—	—	(27,982)	—	—	—	—	(27,982)	—	(27,982)
Stock-based compensation expense	—	—	16,927	—	—	—	—	—	16,927	—	16,927
Common stock issued to board members	17	—	602	—	—	—	—	—	602	—	602
Issuance of common stock related to share-based awards, net	396	3	(2,711)	—	—	—	—	—	(2,708)	—	(2,708)
Repurchases of common stock	(3,633)	(35)	(58,301)	—	(65,295)	—	—	—	(123,631)	—	(123,631)
Dividends on common stock ($0.48 per share)	—	—	—	—	(38,978)	—	—	—	(38,978)	—	(38,978)
Deferred compensation plan	—	—	—	—	—	(19)	(1)	23	4	—	4
Adoption of accounting standards	—	—	—	—	—	—	—	—	—	—	—
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(11,774)	(11,774)
Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	113,134	—	—	—	113,134	6,160	119,294
Other comprehensive loss	—	—	—	(123,312)	—	—	—	—	(123,312)	—	(123,312)
Stock-based compensation expense	—	—	15,027	—	—	—	—	—	15,027	—	15,027
Common stock issued to board members	22	—	599	—	—	—	—	—	599	—	599
Issuance of common stock related to share-based awards, net	567	5	(5,102)	—	—	—	—	—	(5,097)	—	(5,097)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.60 per share)	—	—	—	—	(42,963)	—	—	—	(42,963)	—	(42,963)
Deferred compensation plan	—	—	—	—	—	(271)	17	(525)	(796)	—	(796)
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,090)	(6,090)
Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income	$119,294	$386,096	$469,677
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	8,309	(58,213)	96,491
Depreciation, amortization and accretion, net	32,625	24,628	21,930
Deferred income taxes	8,184	(7,077)	16,583
Other, net	15,257	18,580	11,849
Net change in securities purchased under agreements to resell	192	(37,943)	(21,288)
Net change in trading securities	(107,034)	46,257	(4,679)
Net change in broker-dealer and clearing organization receivables	936,861	(564,404)	515,073
Net change in other assets	(10,620)	3,185	(78,997)
Net change in broker-dealer and clearing organization payables	(734,242)	129,495	(152,158)
Net change in other liabilities	54,123	(212,408)	249,313
Net change in securities sold, not yet purchased	(43,563)	16,797	35,972
Proceeds from sale of mortgage servicing rights asset	65,108	142,558	35,142
Change in valuation of mortgage servicing rights asset	(21,969)	(7,373)	37,926
Net gains from sales of loans	(302,384)	(825,960)	(1,001,059)
Loans originated for sale	(14,214,874)	(26,933,574)	(26,766,999)
Proceeds from loans sold	15,384,181	28,644,978	26,848,663
Net cash provided by operating activities for continuing operations	1,189,448	765,622	313,439
Net cash used in operating activities for discontinued operations	—	—	(33,003)
Net cash provided by operating activities	1,189,448	765,622	280,436
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	95,603	43,695	81,140
Proceeds from sales, maturities and principal reductions of securities available for sale	329,558	621,984	433,828
Purchases of securities held to maturity	(13,180)	—	(7,553)
Purchases of securities available for sale	(768,461)	(1,343,763)	(975,289)
Purchases of equity securities	(30)	—	—
Net change in loans held for investment	(515,326)	125,315	(457,540)
Purchases of premises and equipment and other assets	(9,798)	(24,751)	(37,746)
Proceeds from sales of premises and equipment and other real estate owned	4,544	24,353	21,512
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	(212)	(107)	22,808
Net cash used in investing activities for continuing operations	(877,302)	(553,274)	(918,840)
Net cash provided by investing activities for discontinued operations	—	—	1,941
Net cash received from disposal of discontinued operations	—	—	89,233
Net cash used in investing activities	(877,302)	(553,274)	(827,666)
Financing Activities
Net change in deposits	(1,278,916)	1,555,190	2,125,118
Net change in short-term borrowings	108,369	163,735	(729,110)
Proceeds from notes payable	821,570	976,119	1,451,249
Payments on notes payable and junior subordinated debentures	(863,284)	(1,037,652)	(1,325,711)
Payments to repurchase common stock	(442,336)	(123,631)	(208,664)
Dividends paid on common stock	(42,963)	(38,978)	(32,524)
Net cash distributed to noncontrolling interest	(6,090)	(11,774)	(20,890)
Other, net	(5,860)	(3,397)	(1,724)
Net cash provided by (used in) financing activities	(1,709,510)	1,479,612	1,257,744

Net change in cash, cash equivalents and restricted cash	(1,397,364)	1,691,960	710,514
Cash, cash equivalents and restricted cash, beginning of year	3,045,263	1,353,303	642,789
Cash, cash equivalents and restricted cash, end of year	$1,647,899	$3,045,263	$1,353,303

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,579,512	$2,823,138	$1,062,560
Federal funds sold	650	385	386
Assets segregated for regulatory purposes	67,737	221,740	290,357
Total cash, cash equivalents and restricted cash	$1,647,899	$3,045,263	$1,353,303
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$128,414	$110,108	$124,934
Cash paid for income taxes, net of refunds	$15,088	$136,183	$123,553
Supplemental Schedule of Non-Cash Activities
Hilltop Plaza build to suit derecognition	$—	$—	$27,802
Conversion of loans to other real estate owned	$1,251	$3,561	$13,865
Additions to mortgage servicing rights	$56,974	$78,433	$162,914
Carrying amount of AFS securities transferred to HTM, net of $65,559 unrealized loss	$691,716	$—	$—

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

On June 30, 2020, Hilltop completed the sale of all of the outstanding capital stock of National Lloyds Corporation (“NLC”), which comprised the operations of the former insurance segment, for cash proceeds of $154.1 million and was subject to post-closing adjustments. Accordingly, NLC’s results as of June 30, 2020 have been presented as discontinued operations in the consolidated financial statements. For further details, see Note 3 to the consolidated financial statements.

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

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). Other than changes related to the implementation of the current expected credit losses (“CECL”) standard as of January 1, 2020, the Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

Hilltop owns 100% of the outstanding stock of PCC. PCC owns 100% of the outstanding stock of the Bank and 100% of the membership interest in Hilltop Opportunity Partners LLC, a merchant bank utilized to facilitate investments in companies engaged in non-financial activities. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain affiliated business arrangements (“ABAs”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for credit losses, the fair values of financial instruments, the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. Other than changes related to the implementation of the CECL standard as of January 1, 2020, the Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Debt securities held but not intended to be held to maturity or on a long-term basis are classified as available for sale. Securities included in this category are those that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk or other factors related to interest rate and prepayment risk. Debt securities available for sale are carried at fair value. Unrealized holding gains and losses on debt securities available for sale, net of taxes, are reported in other comprehensive income (loss) until realized. Premiums and discounts are recognized in interest income using the effective interest method and reflect any optionality that may be embedded in the security.

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

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet between 30 and 45 days. Substantially all mortgage loans originated by PrimeLending are sold to various investors in the secondary market, both with servicing retained and servicing released. Mortgage loans held for sale are carried at fair value in accordance with the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. In addition, certain mortgage loans guaranteed by U.S. Government agencies and sold into Government National Mortgage Association (“GNMA”) pools may, under certain conditions specified in the government programs, become subject to repurchase by PrimeLending. When such loans subject to repurchase no longer qualify for sale accounting, they are reported as loans held for sale in the consolidated balance sheets.

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

The Company follows applicable regulatory guidance when measuring past due status. The Company uses the actual days elapsed since the payment due date of the loan to determine delinquency. In response to the COVID-19 pandemic, the Company allowed modifications, such as payment deferrals for up to 90 days and temporary forbearance, to credit-worthy borrowers who were experiencing temporary hardship due to the effects of COVID-19. These modifications generally met the criteria of the Economic Security Act (“CARES Act”) passed in March 2020. Therefore, the Company did not account for such loan modifications as TDRs through January 1, 2022 when the provisions expired, nor were loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

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

Purchased credit deteriorated (“PCD”) loans are loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. For PCD loans, any non-credit discount or premium related to an acquired pool of PCD loans is allocated to each individual asset within the pool. On the acquisition date, the initial allowance for credit losses measured on a pooled basis is allocated to each individual asset within the pool to allocate any non-credit discount or premium. Credit losses are measured based on unpaid principal balance. A lifetime allowance for credit losses is estimated as of the date of acquisition. The initial allowance for credit losses is added to the purchase price and is considered to be part of the PCD loan amortized cost basis.

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

Commercial and Industrial and Commercial Real Estate Loans. The Company assesses the credit quality of the borrower and assigns an internal risk rating by loan type for the commercial and industrial and commercial real estate portfolios. Internal risk ratings are assigned at origination or acquisition, and if necessary, adjusted for changes in credit quality over the life of the exposure. In assessing the internal PD risk rating of the loan or related unfunded commitments, the Company separately evaluate owner and non-owner occupied real estate. The borrower’s financial statements may be used to evaluate amounts and sources of repayments, debt service coverage, debt capacity, and

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

quality of earnings. Other non-financial metrics are also evaluated including the geographies and industries within which it operates, its management strength, and its reputation and historical experience. The internal LGD risk rating also considers assessment of collateral quality and current loan to value, collateral type and loan seniority, covenant strength and performance, as well as any individual, corporate, or government guarantees.

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

1-4 Family Residential Loans. The 1-4 family residential loan portfolio is grouped into pools of residential real estate loans with similar credit risk characteristics. For 1-4 family residential loans, the Company utilizes separate credit models designed for these types of loans to estimate the PD and LGD grades for the allowance for credit losses calculation. The models calculate expected losses and prepayments using borrower information at origination, including FICO score, loan type, collateral type, lien position, geography, origination year, and loan to value. Past due status post-origination is also a key input in the models. Current and future changes in economic conditions, including unemployment rates, home prices, index rates, and mortgage rates, are also considered. New originations and loan purchases are scored using the FICO score at origination. FICO score bands are assigned following prevalent industry standards and are used as the credit quality indicator for these types of loans. Substandard non-accrual loans are treated as a separate category in the credit scoring grid as the probability of default is 100% and the FICO score is no longer a relevant predictor.

Consumer Loans. The consumer loan portfolio is grouped into pools of consumer installment loans or revolving lines of credit with similar credit characteristics. The models calculate expected losses using borrower information at origination, including FICO score, origination year, geography, and collateral type.

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

Qualitative Factors

Estimating the timing and amounts of future losses is subject to significant management judgment as these loss cash flows rely upon estimates such as default rates, loss severities, collateral valuations, the amounts and timing of principal payments (including any expected prepayments) or other factors that are reflective of current or future expected conditions. These estimates, in turn, depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions, the expected outcome of bankruptcy or insolvency proceedings, as well as, in certain circumstances, other economic factors, including the level of current and future real estate prices. All of these estimates and assumptions require significant management judgment and certain assumptions that are highly subjective. Model imprecision also exists in the allowance for credit losses estimation process due to the inherent time lag of available industry information and differences between expected and actual outcomes.

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

Loans that Do Not Share Risk Characteristics with Other Loans

When a loan is assigned a substandard non-accrual or worse risk rating grade, the loan subsequently is evaluated on an individual basis and no longer evaluated on a collective basis. The net realizable value of the loan is compared to the appropriate loan basis (i.e., PCD loan versus non-PCD loan) to determine any allowance for credit losses. Loans that are below a predetermined threshold, with the exception of 1-4 family residential loans, are fully reserved. The Company generally considers non-accrual loans to be collateral-dependent. The practical expedient to measure credit losses using the fair value of the collateral has been exercised.

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

For 1-4 family residential loans that are graded substandard non-accrual, an assessment of value is made using the most recent appraisal on file. If the appraisal on file is older than two years, the latest property tax assessment is used for the assessment of value. The assessment of value is discounted for selling costs and compared against the appropriate basis of the loan to determine if a reserve might be required.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.5 million, $0.4 million and $0.3 million during 2022, 2021 and 2020, respectively, were amortized and included in interest expense within the consolidated statements of operations. In May 2020 and April 2015, debt issuance costs of $3.2 million and $1.9 million, respectively, were capitalized in connection with Hilltop’s issuance of the Subordinated Notes due 2030 and 2035 (defined hereafter) and the 5% senior notes due 2025 (defined hereafter), respectively.

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

Derivatives are recorded at fair value and included in other assets and other liabilities within the consolidated balance sheets. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as hedges of fair values, the change in the fair value of both the derivative instrument and the hedged item are included in current earnings. Changes in the fair value of derivatives designated as hedges of cash flows are recorded in other comprehensive income (loss). Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the line item where the hedged item’s effect on earnings is recorded.

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

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method because there were no instruments which qualified as participating securities during 2022, 2021 or 2020.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During, 2022, 2021 and 2020,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

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

Accounting Standards To Be Adopted in 2023

In March 2022, the FASB issued ASU 2022-02 to eliminate the recognition and measurement guidance on troubled debt restructurings for creditors, and require enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The amendments are effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition. The Company adopted the provisions of ASU 2022-02 as of January 1, 2023 on a prospective basis. The adoption of this amendment did not have a material impact on the Company’s future consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04 to require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of such programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations and a description of where in the financial statements outstanding amounts are present. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective in periods beginning after December 15, 2022, except that the amendments to disclose a rollforward of obligations outstanding will be effective beginning after December 15, 2023. The Company adopted the provisions as of January 1, 2023. The adoption of this amendment did not have a material impact on the Company’s future consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

to the excess tax basis over book basis being greater than the recorded book gain. Any tax loss related to this transaction is deemed disallowed pursuant to the rules under the Internal Revenue Code.

During the first quarter of 2020, management determined that the then-pending sale of NLC met the criteria to be presented as discontinued operations. All related notes to the consolidated financial statements for discontinued operations have been included in this note. The following table presents the results of discontinued operations for NLC for 2020 (in thousands).

Interest income:
Securities:
Taxable	$1,752
Other	71
Total interest income	1,823

Interest expense:
Notes payable	775

Noninterest income:
Net insurance premiums earned	65,077
Other	3,051
Total noninterest income	68,128

Noninterest expense:
Employees' compensation and benefits	6,002
Occupancy and equipment, net	464
Professional services	18,201
Loss and loss adjustment expenses	38,419
Other	3,987
Total noninterest expense	67,073

Income from discontinued operations before income taxes	2,103
Gain on disposal of discontinued operations	36,811
Income tax expense	518
Income from discontinued operations, net of income taxes	$38,396

Reinsurance Activity

The effects of reinsurance on premiums written and earned are included within discontinued operations for 2020 are summarized as follows (in thousands).

	Written	Earned
Premiums from direct business	$63,811	$61,384
Reinsurance assumed	6,396	6,452
Reinsurance ceded	(2,759)	(2,759)
Net premiums	$67,448	$65,077

The effects of reinsurance on incurred losses and LAE are included within discontinued operations for 2020 and are as follows (in thousands).

Losses and LAE incurred	$38,225
Reinsurance recoverables	194
Net loss and LAE incurred	$38,419

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2022 and 2021, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $855.7 million and $1.78 billion, respectively, and the unpaid principal balance of those loans was $850.3 million and $1.73 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Loans Held for Sale — Mortgage loans held for sale are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices. These instruments are held for relatively short periods, typically no more than 30 days. As a result, changes in instrument-specific credit risk are not a significant component of the change in fair value. The fair value of certain loans held for sale that cannot be sold through normal sale channels or are non-performing is measured using Level 3 inputs. The fair value of such loans is generally based upon estimates of expected cash flows using unobservable inputs, including listing prices of comparable assets, uncorroborated expert opinions, and/or management’s knowledge of underlying collateral. Certain mortgage loans held for sale that are guaranteed by U.S. government agencies that are subject to repurchase, or have been repurchased by PrimeLending and certain mortgage loans originated by PrimeLending on behalf of the Bank are reported at amortized cost and are not recorded at fair value on either a recurring or non-recurring basis.

Loans Held for Investment —The fair value of certain loans held for investment by the Company’s merchant bank subsidiary are measured using the income approach with Level 3 inputs. The fair value of such loans are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

Derivatives — Derivatives, which are included in other assets and liabilities within the Company’s consolidated balance sheets, are reported at fair value using either Level 2 or Level 3 inputs. The Bank uses dealer quotes to value interest rate swaps, forward purchase commitments and forward sale commitments executed for both hedging and non-hedging purposes. PrimeLending and the Hilltop Broker-Dealers use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and the Hilltop Broker-Dealers issue forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. The Hilltop Broker-Dealers determine the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending also uses dealer quotes to value Eurodollar futures and U.S. Treasury bond futures and options used to hedge interest rate risk, and the Hilltop Broker-Dealers use dealer quotes to value U.S. Treasury bond futures and options, Eurodollar futures, credit default swaps and municipal market data (“MMD”) rate locks, used to hedge changes in the fair value of its securities.

MSR Asset — The MSR asset is reported at fair value using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 11 to the consolidated financial statements. The decrease in the prepayment rate used to value the MSR asset at December 31, 2022, compared to December 31, 2021, reflects the effect of increased mortgage rates reducing consumer refinancing activity, while the decrease in the discount rate addresses market trends related to MSR sales during the same period.

Securities Sold, Not Yet Purchased — Securities sold, not yet purchased are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed above for trading and available for sale securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2022	Inputs	Inputs	Inputs	Fair Value
Trading securities	$15,456	$739,576	$—	$755,032
Available for sale securities	—	1,658,766	—	1,658,766
Equity securities	200	—	—	200
Loans held for sale	—	814,990	40,707	855,697
Loans held for investment	—	—	9,181	9,181
Derivative assets	—	88,977	—	88,977
MSR asset	—	—	100,825	100,825
Securities sold, not yet purchased	25,506	27,517	—	53,023
Derivative liabilities	—	11,405	—	11,405

	Level 1	Level 2	Level 3	Total
December 31, 2021	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,628	$639,370	$—	$647,998
Available for sale securities	—	2,130,568	—	2,130,568
Equity securities	250	—	—	250
Loans held for sale	—	1,734,875	47,716	1,782,591
Derivative assets	—	48,122	—	48,122
MSR asset	—	—	86,990	86,990
Securities sold, not yet purchased	45,973	50,613	—	96,586
Derivative liabilities	—	21,816	—	21,816

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
						Included in
	Balance,			Transfers		Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2022
Loans held for sale	$47,716	$52,058	$(48,900)	$5,587	$(15,754)	$—	$40,707
Loans held for investment	—	9,611	(562)	—	132	—	9,181
MSR asset	86,990	56,974	(65,108)	—	21,969	—	100,825
Total	$134,706	$118,643	$(114,570)	$5,587	$6,347	$—	$150,713

Year ended December 31, 2021
Loans held for sale	$71,816	$56,480	$(76,166)	$(4,139)	$(275)	$—	$47,716
MSR asset	143,742	78,433	(142,558)	—	7,373	—	86,990
Total	$215,558	$134,913	$(218,724)	$(4,139)	$7,098	$—	$134,706

Year ended December 31, 2020
Loans held for sale	$67,195	$61,410	$(57,682)	$10,323	$(9,430)	$—	$71,816
MSR asset	55,504	162,914	(36,750)	—	(37,926)	—	143,742
Total	$122,699	$224,324	$(94,432)	$10,323	$(47,356)	$—	$215,558

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at December 31, 2022.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	December 31, 2022				December 31, 2021
Loans held for sale	Market comparable	Projected price	88	-	95%	(89%)	94	-	95%	(95%)

Loans held for investment	Discounted cash flow	Discount rate			11.88%				—

MSR asset	Discounted cash flow	Constant prepayment rate			8.14%				10.02%
		Discount rate			12.10%				14.32%

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

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(48,916)	$—	$(48,916)	$(55,442)	$—	$(55,442)	$52,296	$—	$52,296
Loans held for investment	(660)	—	(660)	—	—	—	—	—	—
MSR asset	21,969	—	21,969	7,373	—	7,373	(37,926)	—	(37,926)

The Company determines the fair value of OREO on a non-recurring basis. In particular, the fair value of properties are determined at their respective acquisition date fair values. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. At December 31, 2022 and 2021, the estimated fair value of OREO was $2.3 million and $2.8 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded total losses of $0.1 million, $1.2 million and $4.4 million during 2022, 2021 and 2020, respectively, which represent a change in fair value subsequent to initial recognition of the asset.

Financial Assets and Liabilities Not Measured at Fair Value on Recurring or Non-Recurring Basis

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Loans Held for Sale — Loans held for sale includes mortgage loans held for sale that are guaranteed by U.S. government agencies that are subject to repurchase, or have been repurchased, by PrimeLending with carrying amounts that approximate fair value. The fair value of certain mortgage loans originated by PrimeLending on behalf of the Bank are measured using Level 3 inputs. Such loans are reported at fair value using an exit price method.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2022	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,580,162	$1,580,162	$—	$—	$1,580,162
Assets segregated for regulatory purposes	67,737	67,737	—	—	67,737
Securities purchased under agreements to resell	118,070	—	118,070	—	118,070
Held to maturity securities	875,532	—	785,335	—	785,335
Loans held for sale	126,919	—	82,684	42,908	125,592
Loans held for investment, net	7,988,050	—	431,223	7,434,038	7,865,261
Broker-dealer and clearing organization receivables	1,038,055	—	1,038,055	—	1,038,055
Other assets	77,052	—	75,386	1,666	77,052

Financial liabilities:
Deposits	11,315,749	—	11,295,153	—	11,295,153
Broker-dealer and clearing organization payables	966,470	—	966,470	—	966,470
Short-term borrowings	970,056	—	970,056	—	970,056
Debt	346,654	—	350,104	—	350,104
Other liabilities	5,410	—	5,410	—	5,410

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2021	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,823,523	$2,823,523	$—	$—	$2,823,523
Assets segregated for regulatory purposes	221,740	221,740	—	—	221,740
Securities purchased under agreements to resell	118,262	—	118,262	—	118,262
Held to maturity securities	267,684	—	276,296	—	276,296
Loans held for sale	95,599	—	95,599	—	95,599
Loans held for investment, net	7,788,552	—	733,193	7,266,732	7,999,925
Broker-dealer and clearing organization receivables	1,672,946	—	1,672,946	—	1,672,946
Other assets	73,041	—	71,290	1,751	73,041

Financial liabilities:
Deposits	12,818,077	—	12,821,138	—	12,821,138
Broker-dealer and clearing organization payables	1,477,300	—	1,477,300	—	1,477,300
Short-term borrowings	859,444	—	859,444	—	859,444
Debt	387,904	—	387,904	—	387,904
Other liabilities	3,944	—	3,944	—	3,944

The Company held equity investments other than securities of $57.6 million and $54.0 million at December 31, 2022 and 2021, respectively, which are included within other assets in the consolidated balance sheets. Of the $57.6 million of such equity investments held at December 31, 2022, $27.3 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the adjustments to the carrying value of these investments (in thousands).

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$16,817	$22,844
Additional investments	11,000	—
Upward adjustments	916	6,411
Impairments and downward adjustments	(1,469)	(1,072)
Dispositions	—	(11,366)
Balance, end of year	$27,264	$16,817

5. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2022	2021
U.S. Treasury securities	$10,466	$3,728
U.S. government agencies:
Bonds	20,878	3,410
Residential mortgage-backed securities	214,100	152,093
Collateralized mortgage obligations	182,717	126,389
Corporate debt securities	42,685	60,671
States and political subdivisions	260,271	285,376
Private-label securitized product	9,265	11,377
Other	14,650	4,954
Totals	$755,032	$647,998

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $53.0 million and $96.6 million at December 31, 2022 and 2021, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,655	$3	$(514)	$19,144
U.S. government agencies:
Bonds	202,834	323	(900)	202,257
Residential mortgage-backed securities	455,121	12	(48,775)	406,358
Commercial mortgage-backed securities	183,266	65	(7,832)	175,499
Collateralized mortgage obligations	887,521	—	(68,627)	818,894
States and political subdivisions	40,160	57	(3,603)	36,614
Totals	$1,788,557	$460	$(130,251)	$1,658,766

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$14,937	$—	$(75)	$14,862
U.S. government agencies:
Bonds	43,448	838	(153)	44,133
Residential mortgage-backed securities	900,084	7,979	(9,617)	898,446
Commercial mortgage-backed securities	219,460	367	(9,128)	210,699
Collateralized mortgage obligations	926,783	2,547	(12,464)	916,866
States and political subdivisions	43,923	1,839	(200)	45,562
Totals	$2,148,635	$13,570	$(31,637)	$2,130,568

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$301,583	$—	$(29,727)	$271,856
Commercial mortgage-backed securities	180,942	—	(14,935)	166,007
Collateralized mortgage obligations	314,705	—	(38,343)	276,362
States and political subdivisions	78,302	26	(7,218)	71,110
Totals	$875,532	$26	$(90,223)	$785,335

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$9,892	$400	$—	$10,292
Commercial mortgage-backed securities	145,742	5,311	—	151,053
Collateralized mortgage obligations	43,990	476	—	44,466
States and political subdivisions	68,060	2,428	(3)	70,485
Totals	$267,684	$8,615	$(3)	$276,296

Additionally, the Company had unrealized net gains of $0.1 million and $0.2 million at December 31, 2022 and 2021 from equity securities with fair values of $0.2 million and $0.2 million at December 31, 2022 and 2021, respectively. The Company recognized net losses of $0.1 million during 2022 and net gains of $0.1 million during 2021 due to changes in the fair value of equity securities still held at the balance sheet date. During 2022, net losses recognized from equity securities sold were $0.1 million, compared with net gains of $0.1 million during 2021.

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

	December 31, 2022			December 31, 2021
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	2	$14,862	$75
Unrealized loss for twelve months or longer	1	4,465	514	—	—	—
	1	4,465	514	2	14,862	75
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	15	98,246	388	2	9,904	94
Unrealized loss for twelve months or longer	3	15,263	512	1	6,184	59
	18	113,509	900	3	16,088	153
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	95	168,351	10,036	52	548,392	6,915
Unrealized loss for twelve months or longer	30	236,739	38,739	17	104,378	2,702
	125	405,090	48,775	69	652,770	9,617
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	11	79,337	2,047	5	65,636	1,776
Unrealized loss for twelve months or longer	8	86,923	5,785	14	138,619	7,352
	19	166,260	7,832	19	204,255	9,128
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	97	563,872	30,980	72	618,464	11,316
Unrealized loss for twelve months or longer	48	244,917	37,647	10	62,647	1,148
	145	808,789	68,627	82	681,111	12,464
States and political subdivisions:
Unrealized loss for less than twelve months	34	20,555	964	14	5,576	200
Unrealized loss for twelve months or longer	29	7,892	2,639	—	—	—
	63	28,447	3,603	14	5,576	200
Total available for sale:
Unrealized loss for less than twelve months	252	930,361	44,415	147	1,262,834	20,376
Unrealized loss for twelve months or longer	119	596,199	85,836	42	311,828	11,261
	371	$1,526,560	$130,251	189	$1,574,662	$31,637

	December 31, 2022			December 31, 2021
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	14	$59,089	$5,928	—	$—	$—
Unrealized loss for twelve months or longer	31	212,768	23,799	—	—	—
	45	271,857	29,727	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	30	163,172	14,483	—	—	—
Unrealized loss for twelve months or longer	1	2,834	452	—	—	—
	31	166,006	14,935	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	18	33,836	3,225	—	—	—
Unrealized loss for twelve months or longer	38	242,527	35,118	—	—	—
	56	276,363	38,343	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	150	59,459	5,362	2	558	1
Unrealized loss for twelve months or longer	27	8,093	1,856	1	266	2
	177	67,552	7,218	3	824	3
Total held to maturity:
Unrealized loss for less than twelve months	212	315,556	28,998	2	558	1
Unrealized loss for twelve months or longer	97	466,222	61,225	1	266	2
	309	$781,778	$90,223	3	$824	$3

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at December 31, 2022 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$34,856	$34,636	$853	$849
Due after one year through five years	80,274	79,428	1,121	1,084
Due after five years through ten years	63,313	62,849	23,764	22,429
Due after ten years	84,206	81,102	52,564	46,748
	262,649	258,015	78,302	71,110

Residential mortgage-backed securities	455,121	406,358	301,583	271,856
Commercial mortgage-backed securities	183,266	175,499	180,942	166,007
Collateralized mortgage obligations	887,521	818,894	314,705	276,362
	$1,788,557	$1,658,766	$875,532	$785,335

During 2022, 2021 and 2020, the Company recognized net gains from its trading portfolio of $23.7 million, $26.4 million and $122.0 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $21.0 million, $68.7 million and $77.1 million during 2022, 2021 and 2020, respectively. During 2022, the Company’s other realized losses on securities were nominal. During 2021, the Company had other realized losses on securities of $0.1 million, compared with other realized gains on securities during 2020 of $0.2 million. All such net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $778.6 million and $809.9 million (with a fair value of $717.6 million and $817.7 million, respectively) at December 31, 2022 and 2021, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2022 and 2021.

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

6. Loans Held for Investment

The Bank originates loans to customers primarily in Texas. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of real estate (including construction and land development), wholesale/retail trade, agribusiness and energy. The Hilltop Broker-Dealers make loans to customers and correspondents through transactions originated by both employees and independent retail representatives throughout the United States. The Hilltop Broker-Dealers control risk by requiring customers to maintain collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for loans are not included in the consolidated financial statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	December 31,	December 31,
	2022	2021
Commercial real estate	$3,245,873	$3,042,729
Commercial and industrial (1)	1,639,980	1,875,420
Construction and land development	980,896	892,783
1-4 family residential	1,767,099	1,303,430
Consumer	27,602	32,349
Broker-dealer (2)	431,223	733,193
	8,092,673	7,879,904
Allowance for credit losses	(95,442)	(91,352)
Total loans held for investment, net of allowance	$7,997,231	$7,788,552
(1)	Included loans totaling $77.7 million at December 31, 2021 funded through the Paycheck Protection Program.
(2)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	December 31, 2022			December 31, 2021			Interest Income Recognized
	With	With No		With	With No		Year Ended December 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2022	2021	2020
Commercial real estate:
Non-owner occupied	$688	$562	$1,250	$413	$1,853	$2,266	$483	$378	$1,364
Owner occupied	2,862	157	3,019	3,058	1,277	4,335	556	648	295
Commercial and industrial	3,727	5,368	9,095	16,536	5,942	22,478	1,099	2,585	2,362
Construction and land development	1	—	1	2	—	2	29	202	110
1-4 family residential	433	10,862	11,295	902	17,306	18,208	3,420	3,721	1,568
Consumer	14	—	14	23	—	23	—	(120)	122
Broker-dealer	—	—	—	—	—	—	—	—	—
	$7,725	$16,949	$24,674	$20,934	$26,378	$47,312	$5,587	$7,414	$5,821

At December 31, 2022 and 2021, $4.8 million and $2.9 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis decreased from December 31, 2021 to December 31, 2022, by $22.6 million. The change in non-accrual loans was primarily due to decreases in commercial and industrial loans of $13.4 million, 1-4 family residential loans of $6.9 million, and commercial real estate owner occupied loans of $1.3 million. The decrease in non-accrual commercial and industrial loans was due to $11.8 million in loan payoffs and paydowns and $4.6 million in charge-offs, partially offset by $3.0 million in additional loans placed on non-accrual status. The decrease in non-accrual 1-4 family residential loans was primarily due to $4.3 million of loans that were returned to accrual status and $3.5 million in loan payoffs and paydowns.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In March 2020, the CARES Act was passed, which, among other things, allowed the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extended certain relief provisions from the CARES Act to January 1, 2022. The Bank’s COVID-19 payment deferral programs allowed for a deferral of principal and/or interest payments with such deferred principal payments due and payable on maturity date of the existing loan. Starting in March 2020, the Bank’s actions included approval and funding of approximately $1 billion in COVID-19 related loan modifications guaranteed by the SBA and, if used by the borrower for authorized purposes, able to be fully forgiven. These loans have returned to contractual agreements and there are no such COVID-19 related loan modifications outstanding as of December 31, 2022.

Information regarding TDRs granted during 2022, 2021, and 2020 that did not qualify for the CARES Act exemption is shown in the following table (dollars in thousands).

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Number of	Balance at	Balance at	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Year	Loans	Extension	End of Year	Loans	Extension	End of Year
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—	—	$—	$—
Owner occupied	2	2,743	2,072	1	725	713	—	—	—
Commercial and industrial	1	873	734	—	—	—	3	9,464	4,116
Construction and land development	—	—	—	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—	5	438	438
Consumer	—	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—
	3	$3,616	$2,806	1	$725	$713	8	$9,902	$4,554

All of the loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured loans during 2022, 2021 or 2020.

At December 31, 2022 and 2021, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs. There were two TDRs totaling $2.2 million granted during the twelve months preceding December 31, 2022 for which a payment was at least 30 days past due. The $2.2 million included one commercial real estate owner occupied loan of $2.1 million and one 1-4 family residential loan of $0.1 million. There were no TDRs granted during the twelve months preceding December 31, 2021 or 2020 for which a payment was at least 30 days past due.

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2022	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$567	$—	$235	$802	$1,869,750	$1,870,552	$—
Owner occupied	1,037	2,880	—	3,917	1,371,404	1,375,321	—
Commercial and industrial	609	82	5,598	6,289	1,633,691	1,639,980	49
Construction and land development	3,665	—	—	3,665	977,231	980,896	—
1-4 family residential	9,733	773	4,467	14,973	1,752,126	1,767,099	1
Consumer	177	7	14	198	27,404	27,602	1
Broker-dealer	—	—	—	—	431,223	431,223	—
	$15,788	$3,742	$10,314	$29,844	$8,062,829	$8,092,673	$51

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2021	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$117	$—	$1,173	$1,290	$1,728,409	$1,729,699	$—
Owner occupied	590	688	2,273	3,551	1,309,479	1,313,030	—
Commercial and industrial	1,059	277	13,640	14,976	1,860,444	1,875,420	1
Construction and land development	946	—	—	946	891,837	892,783	—
1-4 family residential	7,642	2,738	4,842	15,222	1,288,208	1,303,430	100
Consumer	123	22	22	167	32,182	32,349	—
Broker-dealer	—	—	—	—	733,193	733,193	—
	$10,477	$3,725	$21,950	$36,152	$7,843,752	$7,879,904	$101

In addition to the loans shown in the tables above, PrimeLending had $92.0 million and $60.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $92.4 million and $61.7 million, respectively) that were 90 days past due and accruing interest at December 31, 2022 and 2021, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

In response to the COVID-19 pandemic, the Company allowed modifications, such as payment deferrals for up to 90 days and temporary forbearance, to credit-worthy borrowers who were experiencing temporary hardship due to the effects of COVID-19. These short-term modifications generally met the criteria of the CARES Act and, therefore, were not reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The Company elected to accrue and recognize interest income on these modifications during the payment deferral period. At December 31, 2022, the Company had no loans remaining under the COVID-19 payment deferral program.

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of December 31, 2022, PrimeLending had $43.8 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

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

	Amortized Cost Basis by Origination Year
						2017 and
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$49,168	$71,349	$20,340	$7,967	$3,882	$7,834	$1	$160,541
Internal Grade 4-7 (Pass normal risk)	355,211	338,276	131,470	82,524	44,138	47,723	53,886	1,053,228
Internal Grade 8-11 (Pass high risk and watch)	98,068	131,054	129,128	61,080	48,085	76,735	12,604	556,754
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	73,578	14,794	1,627	8,042	—	738	—	98,779
Internal Grade 14 (Substandard non-accrual)	—	395	—	—	—	855	—	1,250
Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$20,666	$101,673	$60,303	$20,453	$13,033	$62,397	$4,742	$283,267
Internal Grade 4-7 (Pass normal risk)	188,833	193,614	81,937	80,572	85,674	48,216	15,189	694,035
Internal Grade 8-11 (Pass high risk and watch)	83,827	67,387	91,528	29,250	58,676	25,881	6,762	363,311
Internal Grade 12 (Special mention)	—	94	454	—	—	—	—	548
Internal Grade 13 (Substandard accrual)	2,240	2,794	5,994	2,826	2,762	14,525	—	31,141
Internal Grade 14 (Substandard non-accrual)	174	680	—	—	—	2,165	—	3,019
Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$31,517	$28,724	$23,292	$5,626	$1,289	$2,086	$51,720	$144,254
Internal Grade 4-7 (Pass normal risk)	148,449	146,330	48,756	25,523	8,666	10,846	349,161	737,731
Internal Grade 8-11 (Pass high risk and watch)	146,941	50,878	30,107	15,734	2,114	9,557	242,413	497,744
Internal Grade 12 (Special mention)	—	—	—	3,254	—	—	202	3,456
Internal Grade 13 (Substandard accrual)	2,160	4,041	6,393	4,143	3,500	2,993	14,421	37,651
Internal Grade 14 (Substandard non-accrual)	240	196	6,162	—	2,200	297	—	9,095
Construction and land development
Internal Grade 1-3 (Pass low risk)	$23,803	$7,419	$424	$870	$443	$2,609	$1	$35,569
Internal Grade 4-7 (Pass normal risk)	364,342	171,250	33,189	2,602	3,686	1,897	39,653	616,619
Internal Grade 8-11 (Pass high risk and watch)	203,560	51,400	17,397	2,454	—	1,349	19,694	295,854
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	5,249	—	—	—	—	—	—	5,249
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	1	—	1
Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	1,214	—	—	—	969	—	—	2,183
FICO greater than 720	18,820	824	54	—	—	—	—	19,698
Substandard non-accrual	—	—	—	—	—	—	—	—
Other (1)	5,723	—	—	—	—	—	—	5,723
1-4 family residential
FICO less than 620	$1,202	$723	$774	$508	$3,514	$21,302	$259	$28,282
FICO between 620 and 720	9,267	12,893	8,424	5,003	5,957	25,616	3,958	71,118
FICO greater than 720	518,003	785,766	106,067	45,511	28,060	45,644	3,320	1,532,371
Substandard non-accrual	—	—	—	—	254	11,041	—	11,295
Other (1)	95,054	18,371	1,602	2,363	571	4,003	2,069	124,033
Consumer
FICO less than 620	$1,317	$222	$107	$29	$1	$12	$363	$2,051
FICO between 620 and 720	4,017	922	514	374	31	371	1,922	8,151
FICO greater than 720	5,033	1,441	1,133	351	69	—	2,770	10,797
Substandard non-accrual	—	—	—	—	—	14	—	14
Other (1)	5,215	690	383	83	2	18	198	6,589

Total loans with credit quality measures	$2,462,891	$2,204,200	$807,559	$407,142	$317,576	$426,725	$825,308	$7,451,401
Commercial and industrial (mortgage warehouse lending)								$200,868
Commercial and industrial (loans accounted for at fair value)								$9,181
Broker-Dealer (margin loans and correspondent receivables)								$431,223
Total loans held for investment								$8,092,673

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any declines in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2022. In addition, as of December 31, 2022, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of December 31, 2022. While the Company believes it has an appropriate allowance for the existing loan portfolio at December 31, 2022, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of December 31, 2022, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in December 2022 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation to rise more than the baseline scenario as the military conflict between Russia and Ukraine persists longer than anticipated. Inflation continues to trend higher than expectation as supply-chain issues and reductions in disposable income persist during the reasonable and supportable period. Federal Reserve monetary policy raises interest rates faster and higher than the baseline scenario where the federal funds rate increases to 5.3% by the second quarter of 2023. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

During 2021, the decrease in the allowance reflected improvements in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $58.3 million. Such reversals were primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID-19 impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during 2021 included a provision for credit losses of $0.1 million. The change in the allowance for credit losses during 2021 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior year. The change in the allowance during 2021 was also impacted by net recoveries of $0.5 million.

During 2022, the increase in provision for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. The net impact to the allowance of changes associated with collectively evaluated loans included a provision of credit losses of $10.0 million, while individually evaluated loans during 2022 included reversals of credit losses of $1.7 million. The change in the allowance for credit losses during 2022 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior year. The change in the allowance during 2022 was also impacted by net charge-offs of $4.2 million.

Changes in the allowance for credit losses for loans held for investments, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2022	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$59,354	$—	$3,773	$—	$128	$63,255
Commercial and industrial	21,982	—	(1,748)	(6,945)	2,746	16,035
Construction and land development	4,674	—	1,377	—	—	6,051
1-4 family residential	4,589	—	4,729	(138)	133	9,313
Consumer	578	—	119	(432)	289	554
Broker-dealer	175	—	59	—	—	234
Total	$91,352	$—	$8,309	$(7,515)	$3,296	$95,442

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2021	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$109,629	$—	$(50,231)	$(310)	$266	$59,354
Commercial and industrial	27,703	—	(6,128)	(2,249)	2,656	21,982
Construction and land development	6,677	—	(2,003)	—	—	4,674
1-4 family residential	3,946	—	409	(312)	546	4,589
Consumer	876	—	(222)	(357)	281	578
Broker-dealer	213	—	(38)	—	—	175
Total	$149,044	$—	$(58,213)	$(3,228)	$3,749	$91,352

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Balance,	Transition	Provision for		Recoveries on
	Beginning of	Adjustment	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2020	Year	CECL	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate	$31,595	$8,073	$73,865	$(4,517)	$613	$109,629
Commercial and industrial	17,964	3,193	22,870	(18,158)	1,834	27,703
Construction and land development	4,878	577	1,222	(2)	2	6,677
1-4 family residential	6,386	(29)	(1,717)	(748)	54	3,946
Consumer	265	748	86	(615)	392	876
Broker-dealer	48	—	165	—	—	213
Total	$61,136	$12,562	$96,491	$(24,040)	$2,895	$149,044

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$5,880	$8,388	$2,075
Transition adjustment CECL accounting standard	—	—	3,837
Other noninterest expense	1,904	(2,508)	2,476
Balance, end of year	$7,784	$5,880	$8,388

As previously discussed, the Company adopted the new CECL standard and recorded a transition adjustment entry that resulted in an allowance for credit losses for unfunded commitments of $5.9 million as of January 1, 2020. During 2020, the increase in the allowance for unfunded commitments was primarily due to the macroeconomic uncertainties associated with the impact of the market disruption caused by COVID-19 conditions. During 2021, the decrease in the allowance for unfunded commitments was primarily due to improvements in loan expected loss rates, while during 2022, the increase in the allowance for unfunded commitments was due to increases in both loan expected loss rates and available commitment balances.

8. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2022	2021
Cash on hand	$39,588	$39,981
Clearings and collection items	162,817	52,405
Deposits at Federal Reserve Bank	1,334,482	2,692,088
Deposits at Federal Home Loan Bank	1,520	1,509
Deposits in FDIC-insured institutions	41,105	37,155
	$1,579,512	$2,823,138

The amounts above include interest-bearing deposits of $1.3 billion and $2.7 billion at December 31, 2022 and 2021, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2022 and 2021.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2022	2021
Land and premises	$125,039	$122,376
Furniture and equipment	278,265	275,171
	403,304	397,547
Less accumulated depreciation and amortization	(218,354)	(193,109)
	$184,950	$204,438

The amounts shown above include gross assets recorded under finance leases of $7.8 million and $7.8 million, with accumulated amortization of $5.9 million and $5.4 million at December 31, 2022 and 2021, respectively.

Occupancy expense was reduced by rental income of $2.4 million, $1.7 million and $1.7 million during 2022, 2021 and 2020, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of finance leases, amounted to $26.8 million, $28.4 million and $27.9 million during 2022, 2021 and 2020, respectively.

10. Goodwill and Other Intangible Assets

At December 31, 2022, the carrying amount of goodwill of $267.4 million was comprised of $39.6 million recorded in connection with the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”) and $227.8 million recorded in connection with the acquisition of PCC pursuant to a plan of merger whereby PCC merged with and into our wholly owned subsidiary (the “PlainsCapital Merger”).

Other intangible assets were $11.3 million and $15.3 million at December 31, 2022 and 2021, respectively.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reporting units. At October 1, 2022, the Company determined that the estimated fair value of goodwill for each of its reporting units and other intangible assets exceeded their carrying values. The Company estimated the fair values of goodwill for its reporting units based on both a market and income approach using historical, normalized actual and forecasted results, taking into consideration the amount by which fair value exceeded book value and sensitivities performed. Based on this evaluation, at December 31, 2022, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

The Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by the Company, future non-cash impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations and financial condition. Such a charge would have no impact on tangible capital or regulatory capital. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in the Company’s common stock trading price may indicate an impairment of goodwill.

Specifically, the mortgage origination and broker-dealer reporting units have each experienced lower-than-forecasted operating results during 2022. The mortgage origination and broker-dealer segments have been assigned goodwill of $13.1 million and $7.0 million, respectively. Should future operating performance of these reporting units remain challenged and below forecasted projections, or significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, there may be a risk of impairment. These conditions will continue to be considered during future impairment evaluations of goodwill of each reporting unit.

While certain valuation assumptions and judgments may change to account for operating performance of the reporting segments and overall economic conditions, the Company does not anticipate significant changes in methodology used to

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

determine the fair value of its goodwill, intangible assets and other long-lived assets. The Company will continue to monitor developments regarding future operating performance of its reporting units, overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2022	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(46,801)	$2,129
Trademarks and trade names		20		16,500	(9,063)	7,437
Customer contracts and relationships	12	-	14	15,300	(13,549)	1,751
				$80,730	$(69,413)	$11,317

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2021	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(44,370)	$4,560
Trademarks and trade names		20		16,500	(8,312)	8,188
Noncompete agreements		4		4,310	(4,310)	—
Customer contracts and relationships	12	-	14	15,300	(12,764)	2,536
				$85,040	$(69,756)	$15,284

Amortization expense related to intangible assets during 2022, 2021 and 2020 was $4.0 million, $5.1 million and $6.3 million, respectively.

The estimated aggregate future amortization expense for intangible assets at December 31, 2022 is as follows (in thousands).

2023	$2,860
2024	1,826
2025	1,028
2026	959
2027	889
Thereafter	3,755
$11,317

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$86,990	$143,742	$55,504
Additions	56,974	78,433	162,914
Sales	(65,108)	(142,558)	(36,750)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	31,292	30,525	(27,261)
Due to customer payoffs	(9,323)	(23,152)	(10,665)
Balance, end of year	$100,825	$86,990	$143,742

	December 31,
	2022	2021
Mortgage loans serviced for others (2)	$5,144,558	$6,355,927
MSR asset as a percentage of serviced mortgage loans	1.96%	1.37%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in 2022 and 2021 are MSR asset fair value adjustments totaling losses of $0.9 million and gains of $22.8 million, respectively, reflecting the difference between the MSR asset carrying values and the sale prices reflected in the letters of intent to sell the applicable MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2022	2021
Weighted average constant prepayment rate	8.14%	10.02%
Weighted average discount rate	12.10%	14.32%
Weighted average life (in years)	8.4	7.1

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2022	2021
Constant prepayment rate:
Impact of 10% adverse change	$(3,288)	$(2,603)
Impact of 20% adverse change	(6,375)	(5,315)
Discount rate:
Impact of 10% adverse change	(4,797)	(4,070)
Impact of 20% adverse change	(9,147)	(7,753)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $37.5 million, $57.7 million and $35.4 million during 2022, 2021 and 2020, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2022	2021
Noninterest-bearing demand	$3,968,862	$4,577,183
Interest-bearing:
Demand accounts	4,110,418	3,270,522
Brokered - demand	5,336	114,393
Money market	2,045,554	3,433,341
Brokered - money market	9,031	98,614
Savings	312,140	345,795
Time	864,408	962,752
Brokered - time	—	15,477
	$11,315,749	$12,818,077

At December 31, 2022, remaining maturities of uninsured time deposits greater than $250,000 were $367.4 million. Scheduled maturities of all time deposits at December 31, 2022 are as follows (in thousands).

2023	$530,633
2024	293,274
2025	22,597
2026	10,198
2027 and thereafter	7,706
$864,408

13. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2022	2021
Federal funds purchased	$397,108	$171,925
Securities sold under agreements to repurchase	297,856	191,547
Short-term bank loans	57,500	142,000
Commercial paper	217,592	353,972
	$970,056	$859,444

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

	Year Ended December 31,
	2022	2021	2020
Average balance during the year	$573,183	$363,964	$509,577
Average interest rate during the year	2.19%	0.34%	0.89%
Maximum month-end balance during the year	$741,499	$427,553	$714,507

	December 31,
	2022	2021
Average interest rate at end of year	4.37%	0.31%
Securities underlying the agreements at end of year:
Carrying value	$296,075	$191,483
Estimated fair value	$318,409	$205,734

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2022, the Bank had available collateral of $4.1 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Year Ended December 31,
	2022	2021	2020
Average balance during the year	$—	$—	$38,634
Average interest rate during the year	—%	—%	1.63%
Maximum month-end balance during the year	$—	$—	$150,000

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the short-term bank loan borrowings at December 31, 2022 and 2021 was 5.50% and 1.25%, respectively.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of December 31, 2022, the weighted average maturity of the CP Notes was 138 days at a rate of 4.96%, with a weighted average remaining life of 65 days. At December 31, 2022, the amount outstanding under these secured arrangements was $217.6 million, which was collateralized by securities held for Hilltop Securities accounts valued at $239.4 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2022	2021
Senior Notes due April 2025, net of discount of $699 and $886, respectively	$149,301	$149,114
Subordinated Notes due May 2030, net of discount of $610 and $704, respectively	49,390	49,296
Subordinated Notes due May 2035, net of discount of $2,037 and $2,220, respectively	147,963	147,780
Ventures Management lines of credit	—	41,714
	$346,654	$387,904

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Ventures Management Lines of Credit

At December 31, 2022, Ventures Management’s ABAs had combined available lines of credit totaling $115.0 million, $40.0 million of which was with a single unaffiliated bank and $75.0 million of which was with the Bank. At December 31, 2022, Ventures Management had outstanding borrowings of $29.0 million, all of which was with the Bank with a stated interest rate of the greater of a calculated index rate on mortgage notes or 3.65%. The weighted average interest rate of these lines of credit at December 31, 2022 was 6.37%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2022 are as follows (in thousands).

2023	$—
2024	—
2025	150,000
2026	—
2027	—
Thereafter	200,000
$350,000

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

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	December 31,
	2022	2021
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(5,948)	(5,358)
Premises and equipment, net	$1,832	$2,422

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

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$36,950	$38,862	$41,903
Less operating lease and sublease income	(2,380)	(1,719)	(1,676)
Net operating lease cost	$34,570	$37,143	$40,227

Finance lease cost:
Amortization of ROU assets	$590	$590	$590
Interest on lease liabilities	478	522	561
Total finance lease cost	$1,068	$1,112	$1,151

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,216	$37,239	$31,850
Operating cash flows from finance leases	482	522	561
Financing cash flows from finance leases	759	689	636
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,078	$41,615	$11,723
Finance leases	—	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	December 31, 2022		December 31, 2021
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.7	3.89%	5.9	3.89%
Finance	4.0	4.89%	4.8	4.84%

Future minimum lease payments, under lease agreements as of December 31, 2022, are presented below (in thousands).

	Operating Leases	Finance Leases
2023	$35,123	$1,280
2024	27,137	1,163
2025	20,535	886
2026	16,298	813
2027	13,148	448
Thereafter	28,765	149
Total minimum lease payments	141,006	4,739
Less amount representing interest	(14,247)	(1,333)
Lease liabilities	$126,759	$3,406

As of December 31, 2022, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $1.2 million. These operating leases commenced in January 2023 with four year lease terms.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$24,951	$103,396	$97,338
State	3,698	21,657	19,150
	28,649	125,053	116,488
Deferred:
Federal	$7,377	$(4,454)	$13,325
State	807	(2,623)	3,258
	8,184	(7,077)	16,583
	$36,833	$117,976	$133,071

The income tax provision differs from the amount that would be computed by applying the statutory federal income tax rate to income before income taxes as a result of the following (in thousands). The applicable corporate federal income tax rates were 21% for all periods presented.

	Year Ended December 31,
	2022	2021	2020
Computed tax at federal statutory rate	$32,787	$105,855	$118,629
Tax effect of:
Nondeductible expenses	1,290	1,195	1,193
Compensation limitation	4,106	2,862	1,111
State income taxes	3,559	15,037	17,702
Tax-exempt income, net	(1,620)	(2,347)	(1,706)
Minority interest	(1,294)	(2,436)	(4,587)
Other	(1,995)	(2,190)	729
	$36,833	$117,976	$133,071

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2022	2021
Deferred tax assets:
Net operating and built-in loss carryforward	$1,379	$3,599
Purchase accounting adjustment - loans	6,393	8,299
Allowance for credit losses	23,610	21,784
Compensation and benefits	19,055	26,443
Legal and other reserves	6,515	9,146
Foreclosed property	338	1,182
Net unrealized losses on securities and other investments	40,116	—
Operating lease liabilities	29,993	32,830
Other	4,973	6,168
	132,372	109,451
Deferred tax liabilities:
Premises and equipment	17,860	20,066
Intangible assets	2,360	3,325
Derivatives	393	6,034
Loan servicing	24,098	21,279
Operating lease ROU assets	24,347	28,469
Other	5,263	123
	74,321	79,296
Net deferred tax asset	$58,051	$30,155

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s effective tax rate was 23.6%, 23.4% and 23.6% during 2022, 2021 and 2020, respectively. The effective tax rate for 2022, 2021 and 2020 approximated statutory rates and included the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

At December 31, 2022, the Company had no net operating loss carryforwards for federal income tax purposes. At December 31, 2022, the Company had a recognized built-in loss (“RBIL”) carryover of $4.2 million from the ownership change resulting from the acquisition of SWS Group, Inc. (“SWS Merger”). These RBILs that were recognized during a five year recognition period before January 1, 2020 are subject to an annual Section 382 limitation. The RBILs are expected to be fully realized prior to any expiration.

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2022 or 2021.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. At December 31, 2022 and 2021, the total amount of gross unrecognized tax benefits was $5.3 million and $4.9 million, respectively, of which $4.2 million and $3.8 million, respectively, if recognized, would favorably impact the Company’s effective tax rate.

The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$4,869	$3,778	$2,808
Increases related to tax positions taken during a prior year	—	603	327
Decreases related to tax positions taken during a prior year	(767)	—	—
Increases related to tax positions taken during the current year	2,077	1,249	1,017
Decreases related to expiration of the statute of limitations	(906)	(761)	(374)
Balance, end of year	$5,273	$4,869	$3,778

Specific positions that may be resolved include issues involving apportionment and tax credits. At December 31, 2022, the unrecognized tax benefit is a component of taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax examinations in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2019. The Company is open for various state tax examinations for tax years 2018 and later.

17. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for these matching contributions totaled $15.9 million, $18.5 million and $17.7 million during 2022, 2021 and 2020, respectively.

In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. Employee Stock Purchase Plan (the “ESPP”) to provide a means for eligible employees of the Company to purchase shares of Hilltop common stock at a discounted price by accumulating funds, normally through payroll deductions and is intended to

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

qualify under Section 423 of the Internal Revenue Code. Participating employees may purchase shares of common stock at 90% of the fair market value on the last day of each quarterly offering period. The initial offering period commenced on January 1, 2021. The amount charged to operating expense related to participant discount totaled $0.8 million and $0.8 million during 2022 and 2021, respectively.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability associated with separate retention agreements originally entered into between Hilltop and two executive officers. At both December 31, 2022 and 2021, the recorded liability, including interest, was $2.6 million and related to a single executive officer.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2022 and 2021, the carrying value of the policies included in other assets was $27.9 million and $27.4 million, respectively. During each of 2022, 2021 and 2020, the Bank recorded income of $0.5 million, $0.5 million and $0.5 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

Deferred Compensation Plan

As a result of the SWS Merger, the Company assumed a deferred compensation plan (the “SWS Plan”) that allows former SWS eligible officers and employees to defer a portion of their bonus compensation and commissions. The SWS Plan matched 15% of the deferrals made by participants up to a predetermined limit through matching contributions that vest ratably over four years. Pursuant to the terms of the SWS Plan, the trustee periodically purchased the former SWS common stock in the open market. As a result of the SWS Merger, the former SWS common shares were converted into Hilltop common stock based on the terms of the merger agreement. The SWS Plan was formally terminated in September 2022 with scheduled liquidation and distributions to participants no later than August 2024.

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2022 and 2021. Investments in Hilltop common stock, which are carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, at December 31, 2022 and 2021.

18. Related Party Transactions

Jeremy B. Ford, a director and the President and Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P., which owned 24.4% of the outstanding Hilltop common stock at December 31, 2022.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $0.5 million and $0.6 million at December 31, 2022 and 2021, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2022, there were no principal additions and payments were de minimis.

At December 31, 2022 and 2021, the Bank held deposits of related parties of $233.1 million and $320.3 million, respectively.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is currently $0.6 million annually through 2028, for an aggregate minimum remaining obligation of $3.5 million at December 31, 2022.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Bank purchased loans from a company for which a related party served as a director, president and chief executive officer. At December 31, 2022 and 2021, the outstanding balance of the purchased loans was $0.1 million and $0.3 million, respectively. The loans were purchased with recourse in the ordinary course of business and the related party had no direct financial interest in the transaction.

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

Hilltop and the Bank entered into separate 129-month office leases with an accounting commencement date of June 20, 2019 for a significant portion of the total rentable corporate office space in Hilltop Plaza, which serves as the headquarters for both companies.

All intercompany transactions associated with the Hilltop Plaza investment and the related transactions discussed above are eliminated in consolidation.

19. Commitments and Contingencies

During 2022, the Bank acted as agent on behalf of certain correspondent banks in the purchase and sale of federal funds. At December 31, 2022 and 2021, the Bank did not have any federal funds sold acting as an agent.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2022 and 2021, the mortgage origination segment’s indemnification liability reserve totaled

$20.5 million and $27.4 million, respectively. The provision for indemnification losses was $1.5 million, $10.0 million, and $11.2 million during 2022, 2021, and 2020, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$31,407	$30,085	$32,144
Claims made	56,579	26,290	17,429
Claims resolved with no payment	(14,499)	(11,690)	(7,778)
Repurchases	(42,243)	(11,934)	(11,588)
Indemnification payments	—	(1,344)	(122)
Balance, end of year	$31,244	$31,407	$30,085

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$27,424	$21,531	$11,776
Additions for new sales	2,532	10,966	9,991
Repurchases	(7,941)	(3,559)	(768)
Early payment defaults	(423)	(189)	(624)
Indemnification payments	—	(366)	(39)
Change in reserves for loans sold in prior years	(1,064)	(959)	1,195
Balance, end of year	$20,528	$27,424	$21,531

	December 31,
	2022	2021
Reserve for Indemnification Liability:
Specific claims	$627	$345
Incurred but not reported claims	19,901	27,079
Total	$20,528	$27,424

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

Other Contingencies

As discussed in Note 17 to the consolidated financial statements, effective upon completion of the PlainsCapital Merger, Hilltop entered into separate retention agreements with certain executive officers. As of December 31, 2022, a single retention agreement remains, with an initial term of two years (with automatic one-year renewals at the end of the first year and each anniversary thereof). This retention agreement provides for severance pay benefits if the executive officer’s employment is terminated without “cause”.

In addition to this retention agreement, Hilltop and its subsidiaries maintain employment contracts with certain officers that provide for benefits in the event of a “change in control” as defined in these agreements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

20. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.5 billion at December 31, 2022 and outstanding financial and performance standby letters of credit of $75.8 million at December 31, 2022.

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

21. Stock-Based Compensation

Since 2012, the Company has issued stock-based incentive awards pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”). In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan serves as successor to the 2012 Plan. The 2012 Plan and the 2020 Plan are referred to collectively as “the Equity Plans.” The Equity Plans provide for the grant of nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Shares available for grant under the 2012 Plan that were reserved but not issued as of the effective date of the 2020 Plan were added to the reserves of the 2020 Plan. No additional awards may be made under the 2012 Plan, but the 2012 Plan remains in effect as to outstanding awards. Outstanding awards under the Equity Plans continue to be subject to the terms and conditions of the respective Plans. The number of shares authorized for issuance pursuant to awards under the 2020 Plan is 3,650,000 plus any shares that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2012 Plan as of April 30, 2020. At December 31, 2022, 2,469,241 shares of common stock remained available for issuance pursuant to awards granted under the 2020 Plan, excluding shares that

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

may be delivered pursuant to outstanding awards. Compensation expense related to the Equity Plans was $15.6 million, $17.5 million and $14.6 million during 2022, 2021 and 2020, respectively.

During 2022, 2021 and 2020, Hilltop granted 21,545, 17,330 and 31,222 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

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

The following table summarizes information about nonvested RSU activity for the periods presented (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2019	1,437	$22.64
Granted	777	$21.79
Vested/Released	(350)	$26.83
Forfeited	(31)	$22.38
Balance, December 31, 2020	1,833	$21.48
Granted	532	$32.93
Vested/Released	(475)	$27.63
Forfeited	(21)	$23.29
Balance, December 31, 2021	1,869	$23.16
Granted	551	$33.22
Vested/Released	(732)	$20.00
Forfeited	(140)	$24.75
Balance, December 31, 2022	1,548	$28.09

Vested/Released RSUs include an aggregate of 302,718 shares withheld to satisfy employee statutory tax obligations during 2022, 2021 and 2020.

During 2022, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 476,560 RSUs pursuant to the Equity Plans. At December 31, 2022, 326,127 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 135,558 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2022, in the aggregate, 1,137,618 of the RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 408,458 outstanding RSUs cliff vest based upon the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

achievement of certain performance goals over a three-year period. At December 31, 2022, unrecognized compensation expense related to outstanding RSUs of $17.8 million is expected to be recognized over a weighted average period of 1.05 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2022 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	December 31, 2022		December 31, 2021		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,405,164	10.26%	$1,469,695	10.20%	4.0%	5.0%
Hilltop	1,900,701	11.47%	2,262,356	12.58%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,405,164	14.98%	1,469,695	16.00%	7.0%	6.5%
Hilltop	1,900,701	18.23%	2,262,356	21.22%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,405,164	14.98%	1,469,695	16.00%	8.5%	8.0%
Hilltop	1,900,701	18.23%	2,262,356	21.22%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,492,576	15.91%	1,540,100	16.77%	10.5%	10.0%
Hilltop	2,187,652	20.98%	2,532,008	23.75%	10.5%	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2022		December 31, 2021
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,533,492	$2,036,924	$1,721,780	$2,522,668
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	133,531	133,531	10,219	10,219
CECL transition adjustment	5,898	6,594	7,864	8,792
Deduct:
Goodwill and other disallowed intangible assets	(267,757)	(276,348)	(270,168)	(279,323)
Common equity Tier 1 capital (as defined)	1,405,164	1,900,701	1,469,695	2,262,356
Add: Tier 1 capital	—	—	—	—
Deduct: Additional Tier 1 capital deductions	—	—	—	—
Tier 1 capital (as defined)	1,405,164	1,900,701	1,469,695	2,262,356
Add: Allowable Tier 2 capital
Allowance for credit losses, including unfunded commitments	102,991	103,226	91,177	91,352
Capital instruments	—	200,000	—	200,000
Deduct:
Additional Tier 2 capital deductions	(15,579)	(16,275)	(20,772)	(21,700)
Total capital (as defined)	$1,492,576	$2,187,652	$1,540,100	$2,532,008

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

At December 31, 2022, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$261,665	$3,672
Less: required net capital	8,205	250
Excess net capital	$253,460	$3,422

Net capital as a percentage of aggregate debit items	63.8%
Net capital in excess of 5% aggregate debit items	$241,151

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At December 31, 2022 and 2021, the Hilltop Broker-Dealers held cash of $67.7 million and $221.7 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2022.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of December 31, 2022, PrimeLending and its subsidiaries net worth and liquidity exceeded the amounts required by HUD and GNMA, as applicable.

23. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2022, $146.7 million of its earnings was available for dividend declaration without prior regulatory approval.

Dividends

During 2022, 2021 and 2020, the Company declared and paid cash dividends of $0.60, $0.48 and $0.36 per common share, or $43.0 million, $39.0 million and $32.5 million, respectively.

On January 26, 2023, the Company announced that its board of directors declared a quarterly cash dividend of $0.16 per common share, payable on February 24, 2023, to all common stockholders of record as of the close of business on February 10, 2023.

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

In January 2021, the Hilltop board of directors authorized a new stock repurchase program through January 2022, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock. In July 2021, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company could repurchase under this program by $75.0 million to $150.0 million. Then, in October 2021, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company could repurchase under this program by $50.0 million to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2021, the Company paid $123.6 million to repurchase an aggregate of 3,632,482 shares of common stock at an average price of $34.01 per share.

In January 2022, the Hilltop board of directors authorized a new stock repurchase program through January 2023, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. As

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

a result of share repurchased during 2022, including the tender offer described below, Hilltop had no further available share repurchase capacity associated with its previously authorized stock repurchase program.

In January 2023, the Hilltop board of directors authorized a new stock repurchase program through January 2024, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Tender Offers

On September 23, 2020, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase shares of its common stock for an aggregate cash purchase price up to $350 million. On November 17, 2020, the Company completed its tender offer, repurchasing 8,058,947 shares of outstanding common stock at a price of $24.00 per share for a total of $193.4 million. The Company funded the tender offer with cash on hand.

On May 2, 2022, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase shares of its common stock for an aggregate cash purchase price of up to $400 million, inclusive of its $100.0 million stock repurchase program authorized in January 2022. On May 27, 2022, including the exercise of its right to purchase up to an additional 2% of its outstanding shares, the Company completed its tender offer, repurchasing 14,868,469 shares of outstanding common stock at a price of $29.75 per share for a total of $442.3 million. The Company funded the tender offer with cash on hand.

24. Other Noninterest Income and Expense

The following table shows the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2022	2021	2020
Other noninterest income:
Net gains from Hilltop Broker-Dealer structured product and derivative activities	$37,407	$48,816	$81,111
Net gain from trading securities portfolio	23,666	26,353	121,983
Service charges on depositor accounts	16,962	18,081	14,845
Trust fees	13,975	10,998	9,804
Other	21,947	23,786	15,862
	$113,957	$128,034	$243,605
Other noninterest expense:
Software and information technology	$64,979	$68,105	$56,872
Brokerage commissions and fees	27,597	25,826	24,113
Mortgage origination and servicing	25,311	35,421	27,808
Unreimbursed loan closing costs	13,371	20,458	21,696
Business development	12,550	11,998	10,190
Travel, meals and entertainment	9,959	7,646	4,804
Amortization of intangible assets	3,967	5,081	6,301
Funding fees	4,421	4,768	4,461
Office supplies	3,319	3,469	3,953
Other	42,227	42,519	64,560
	$207,701	$225,291	$224,758

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

25. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. Additionally, the Bank manages variability of cash flows associated with its variable rate debt in interest-related cash outflows with interest rate swap contracts. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and Eurodollar futures. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps and U.S. Treasury bond futures and options, to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses various derivative instruments, including U.S. Treasury bond futures and options, Eurodollar futures, credit default swaps and MMD rate locks, to hedge changes in the fair value of its securities.

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

	Year Ended December 31,
	2022	2021	2020
Increase (decrease) in fair value of derivatives during year:
PrimeLending	$(21,282)	$(22,170)	$33,714
Hilltop Broker-Dealers	16,405	(19,884)	3,969
Bank	46	43	(7)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Derivative positions are presented in the following table (in thousands).

	December 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$506,278	$1,767	$1,283,152	$25,489
Commitments to purchase MBSs	819,681	2,435	1,575,264	(674)
Commitments to sell MBSs	2,188,964	10,711	3,314,173	(355)
Interest rate swaps	35,784	(1,421)	68,413	(1,949)
U.S. Treasury bond futures and options (1)	395,500	(449)	247,800	—
Eurodollar and other futures (1)	2,612,000	—	2,061,800	—
Credit default swaps	3,000	(2)	7,000	(15)

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$430,000	$21,703	$190,000	$603
Interest rate swaps designated as fair value hedges (2)	365,323	42,828	221,232	3,207
(1)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and counterparties with changes in fair value of the contracts that are settled daily.
(2)	The Company designated $365.3 million and $221.2 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $322.5 million and $218.0 million as of December 31, 2022 and 2021, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $42.8 million and $3.2 million as of December 31, 2022 and 2021, respectively.

The Bank and PrimeLending held aggregate cash collateral advances, in other liabilities within the consolidated balances sheets, of $65.0 million and $3.9 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at December 31, 2022 and 2021, respectively. PrimeLending had advanced cash collateral totaling $8.4 million and $0.1 million to offset net liability positions on its commitments to sell MBSs at December 31, 2022 and 2021, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $10.6 million and $4.2 million on various derivative instruments at December 31, 2022 and 2021, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2022
Securities borrowed:
Institutional counterparties	$1,012,573	$—	$1,012,573	$(964,517)	$—	$48,056

Interest rate swaps:
Institutional counterparties	64,729	—	64,729	—	(64,630)	99

Reverse repurchase agreements:
Institutional counterparties	118,070	—	118,070	(115,302)	—	2,768

Forward MBS derivatives:
Institutional counterparties	16,694	(3,410)	13,284	(9,957)	—	3,327

Treasury futures and options derivatives:
Institutional counterparties	57	(506)	(449)	—	—	(449)
	$1,212,123	$(3,916)	$1,208,207	$(1,089,776)	$(64,630)	$53,801
December 31, 2021
Securities borrowed:
Institutional counterparties	$1,518,372	$—	$1,518,372	$(1,445,590)	$—	$72,782

Reverse repurchase agreements:
Institutional counterparties	118,262	—	118,262	(118,262)	—	—

Forward MBS derivatives:
Institutional counterparties	2,955	(1,773)	1,182	(744)	—	438
	$1,639,589	$(1,773)	$1,637,816	$(1,564,596)	$—	$73,220

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2022
Securities loaned:
Institutional counterparties	$916,570	$—	$916,570	$(871,037)	$—	$45,533

Interest rate swaps:
Institutional counterparties	1,619	—	1,619	(1,438)	—	181

Credit default swaps:
Institutional counterparties	2	—	2	(2)	—	—

Repurchase agreements:
Institutional counterparties	296,978	—	296,978	(319,897)	—	(22,919)

Forward MBS derivatives:
Institutional counterparties	138	—	138	(138)	—	—
	$1,215,307	$—	$1,215,307	$(1,192,512)	$—	$22,795
December 31, 2021
Securities loaned:
Institutional counterparties	$1,432,196	$—	$1,432,196	$(1,359,850)	$—	$72,346

Interest rate swaps:
Institutional counterparties	1,949	—	1,949	(1,919)	—	30

Credit default swaps:
Institutional counterparties	15	—	15	(15)	—	—

Repurchase agreements:
Institutional counterparties	191,483	—	191,483	(205,734)	—	(14,251)

Forward MBS derivatives:
Institutional counterparties	2,211	—	2,211	(2,211)	—	—
	$1,627,854	$—	$1,627,854	$(1,569,729)	$—	$58,125

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2022 and 2021.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2022	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	130,616	2,539	141,461	22,362	296,978

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	916,457	—	—	—	916,457
Total	$1,047,186	$2,539	$141,461	$22,362	$1,213,548

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,213,548
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2021	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$93,651	$—	$86,357	$11,475	$191,483

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,432,083	—	—	—	1,432,083
Total	$1,525,847	$—	$86,357	$11,475	$1,623,679

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,623,679
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

27. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2022	2021
Receivables:
Securities borrowed	$1,012,573	$1,518,372
Securities failed to deliver	11,350	5,664
Trades in process of settlement	3,476	144,773
Other	10,656	4,137
	$1,038,055	$1,672,946
Payables:
Securities loaned	$916,570	$1,432,196
Correspondents	22,760	20,571
Securities failed to receive	20,167	18,808
Other	6,973	5,725
	$966,470	$1,477,300

28. Segment and Related Information

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

As discussed in Note 3 to the consolidated financial statements, during the first quarter of 2020, management had determined that the insurance segment met the criteria to be presented as discontinued operations. On June 30, 2020, Hilltop completed the sale of NLC, which comprised the operations of the former insurance segment. As a result, insurance segment results have been presented as discontinued operations in the consolidated financial statements. There was no income from discontinued operations before taxes during 2022 and 2021, while income from discontinued operations before taxes was $2.1 million during 2020.

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

			Mortgage		All Other and	Continuing
Year Ended December 31, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$413,603	$51,597	$(10,529)	$(13,135)	$17,439	$458,975
Provision for (reversal of) credit losses	8,250	59	—	—	—	8,309
Noninterest income	49,307	341,943	452,915	7,525	(19,230)	832,460
Noninterest expense	235,190	355,713	478,904	59,030	(1,838)	1,126,999
Income (loss) from continuing operations before taxes	$219,470	$37,768	$(36,518)	$(64,640)	$47	$156,127

			Mortgage		All Other and	Continuing
Year Ended December 31, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$406,524	$43,296	$(20,400)	$(17,239)	$10,801	$422,982
Provision for (reversal of) credit losses	(58,175)	(38)	—	—	—	(58,213)
Noninterest income	45,113	381,125	986,990	9,133	(12,086)	1,410,275
Noninterest expense	226,915	380,798	731,056	50,507	(1,878)	1,387,398
Income (loss) from continuing operations before taxes	$282,897	$43,661	$235,534	$(58,613)	$593	$504,072

			Mortgage		All Other and	Continuing
Year Ended December 31, 2020	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Operations
Net interest income (expense)	$390,871	$39,912	$(10,489)	$(14,192)	$18,064	$424,166
Provision for (reversal of) credit losses	96,326	165	—	—	—	96,491
Noninterest income	41,376	491,355	1,172,450	3,945	(18,646)	1,690,480
Noninterest expense	232,447	415,463	753,917	53,040	(1,064)	1,453,803
Income (loss) from continuing operations before taxes	$103,474	$115,639	$408,044	$(63,287)	$482	$564,352

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
December 31, 2022
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,420,110	$2,672,709	$1,249,284	$2,465,513	$(3,548,334)	$16,259,282

December 31, 2021
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$14,944,249	$3,673,346	$2,207,822	$2,940,670	$(5,077,007)	$18,689,080

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

29. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2022	2021	2020
Basic earnings per share:
Income from continuing operations	$113,134	$374,495	$409,440
Income from discontinued operations	—	—	38,396
Income attributable to Hilltop	$113,134	$374,495	$447,836

Weighted average shares outstanding - basic	70,434	80,708	89,280

Basic earnings per common share:
Income from continuing operations	$1.61	$4.64	$4.59
Income from discontinued operations	—	—	0.43
	$1.61	$4.64	$5.02

Diluted earnings per share:
Income from continuing operations	$113,134	$374,495	$409,440
Income from discontinued operations	—	—	38,396
Income attributable to Hilltop	$113,134	$374,495	$447,836

Weighted average shares outstanding - basic	70,434	80,708	89,280
Effect of potentially dilutive securities	192	465	24
Weighted average shares outstanding - diluted	70,626	81,173	89,304

Diluted earnings per common share:
Income from continuing operations	$1.60	$4.61	$4.58
Income from discontinued operations	—	—	0.43
	$1.60	$4.61	$5.01

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

30. Financial Statements of Parent

The following tables present the condensed combined financial statements of the Company’s bank holding company entities, Hilltop and PCC. The tables also include the corporate activities associated with Hilltop Opportunity Partners LLC and the Hilltop Plaza Entities (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Combined Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
Dividends from bank subsidiaries	$205,000	$295,000	$249,771
Dividends from nonbank subsidiaries	10,732	81,675	56,150
Investment income	6,914	4,322	4,102
Interest expense	20,049	21,561	18,294
Other income	7,525	9,070	45,887
General and administrative expense	59,030	50,507	58,130
Income before income taxes and equity in undistributed earnings of subsidiaries activity	151,092	317,999	279,486
Income tax benefit	(13,124)	(14,065)	(13,897)
Equity in undistributed earnings of subsidiaries	(44,922)	54,032	176,294
Net income	$119,294	$386,096	$469,677
Other comprehensive income (loss), net	(123,312)	(27,982)	6,344
Comprehensive income (loss)	$(4,018)	$358,114	$476,021

Condensed Combined Balance Sheets

	December 31,
	2022	2021	2020
Assets:
Cash and cash equivalents	$205,887	$531,260	$478,826
Loans held for investment, net of unearned income	9,181	—	—
Investment in subsidiaries:
Bank subsidiaries	1,533,491	1,721,780	1,654,249
Nonbank subsidiaries	427,516	409,835	453,847
Other assets	289,438	277,795	236,452
Total assets	$2,465,513	$2,940,670	$2,823,374
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$34,569	$25,762	$64,635
Notes payable	370,823	369,618	412,764
Stockholders’ equity	2,060,121	2,545,290	2,345,975
Total liabilities and stockholders’ equity	$2,465,513	$2,940,670	$2,823,374

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Combined Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$119,294	$386,096	$469,677
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	44,922	(54,032)	(176,294)
Net realized gains on equity investments	—	(926)	—
Net realized gains on disposal of discontinued operations	—	—	(41,901)
Deferred income taxes	1,064	(3,049)	4,432
Other, net	(981)	14,725	37,465
Net cash provided by operating activities	164,299	342,814	293,379

Investing Activities:
Advancement to nonbank subsidiaries	—	(75,000)	—
Repayment of advances to/investments in nonbank subsidiaries	15,000	5,762	—
Purchases of equity investments	(20,006)	—	(29,365)
Purchases of premises and equipment and other	(1,015)	(2,154)	(12,547)
Proceeds from sales/disposition of equity investments	4,000	12,292	—
Proceeds from sale of discontinued operations	—	—	154,963
Net cash provided by (used in) investing activities	(2,021)	(59,100)	113,051

Financing Activities:
Payments to repurchase common stock	(442,336)	(123,631)	(208,664)
Proceeds from issuance of notes payable	—	—	196,657
Payments on junior subordinated debentures	—	(67,012)	—
Dividends paid on common stock	(42,963)	(38,978)	(32,524)
Net cash contributed from (to) noncontrolling interest	(918)	(909)	825
Other, net	(1,434)	(750)	(369)
Net cash used in financing activities	(487,651)	(231,280)	(44,075)

Net change in cash and cash equivalents	(325,373)	52,434	362,355
Cash and cash equivalents, beginning of year	531,260	478,826	116,471
Cash and cash equivalents, end of year	$205,887	$531,260	$478,826

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

31. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2022
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$179,974	$156,472	$135,133	$119,537	$591,116
Interest expense	56,532	32,986	23,077	19,546	132,141
Net interest income	123,442	123,486	112,056	99,991	458,975
Provision for (reversal of) credit losses	3,638	(780)	5,336	115	8,309
Noninterest income	169,784	206,975	239,273	216,428	832,460
Noninterest expense	253,368	288,738	298,543	286,350	1,126,999
Income before income taxes	36,220	42,503	47,450	29,954	156,127
Income tax expense	9,642	9,249	12,127	5,815	36,833
Net income	26,578	33,254	35,323	24,139	119,294
Less: Net income attributable to noncontrolling interest	1,022	1,186	2,063	1,889	6,160
Income attributable to Hilltop	$25,556	$32,068	$33,260	$22,250	$113,134

Earnings per common share:
Basic:	$0.40	$0.50	$0.45	$0.28	$1.61
Diluted:	$0.39	$0.50	$0.45	$0.28	$1.60

Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.60

	Year Ended December 31, 2021
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$123,054	$125,178	$134,818	$146,923	$529,973
Interest expense	18,760	20,088	26,902	41,241	106,991
Net interest income	104,294	105,090	107,916	105,682	422,982
Provision for (reversal of) credit losses	(18,565)	(5,819)	(28,720)	(5,109)	(58,213)
Noninterest income	284,846	367,945	339,899	417,585	1,410,275
Noninterest expense	322,194	355,174	343,368	366,662	1,387,398
Income before income taxes	85,511	123,680	133,167	161,714	504,072
Income tax expense	20,715	28,257	31,234	37,770	117,976
Net income	64,796	95,423	101,933	123,944	386,096
Less: Net income attributable to noncontrolling interest	2,612	2,517	2,873	3,599	11,601
Income attributable to Hilltop	$62,184	$92,906	$99,060	$120,345	$374,495

Earnings per common share:
Basic:	$0.79	$1.16	$1.21	$1.46	$4.64
Diluted:	$0.78	$1.15	$1.21	$1.46	$4.61

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.48