Form 10-Q
period 2023-03-31
Hilltop Holdings Inc.
filed 2023-04-24
CIK 1265131

HOW

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant's common stock outstanding at April 21, 2023 was 65,023,881.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$1,764,081	$1,579,512
Federal funds sold	743	650
Assets segregated for regulatory purposes	36,199	67,737
Securities purchased under agreements to resell	144,201	118,070
Securities:
Trading, at fair value	692,908	755,032
Available for sale, at fair value, net (amortized cost of $1,758,339 and $1,788,557, respectively)	1,641,571	1,658,766
Held to maturity, at amortized cost, net (fair value of $785,380 and $785,335, respectively)	862,280	875,532
Equity, at fair value	231	200
	3,196,990	3,289,530

Loans held for sale	1,040,138	982,616
Loans held for investment, net of unearned income	8,192,846	8,092,673
Allowance for credit losses	(97,354)	(95,442)
Loans held for investment, net	8,095,492	7,997,231

Broker-dealer and clearing organization receivables	1,560,246	1,038,055
Premises and equipment, net	180,132	184,950
Operating lease right-of-use assets	100,122	102,443
Mortgage servicing rights	103,314	100,825
Other assets	529,438	518,899
Goodwill	267,447	267,447
Other intangible assets, net	10,544	11,317
Total assets	$17,029,087	$16,259,282

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,807,878	$3,968,862
Interest-bearing	7,289,269	7,346,887
Total deposits	11,097,147	11,315,749

Broker-dealer and clearing organization payables	1,383,317	966,470
Short-term borrowings	1,572,794	970,056
Securities sold, not yet purchased, at fair value	51,497	53,023
Notes payable	376,410	346,654
Operating lease liabilities	122,878	126,759
Other liabilities	341,246	417,042
Total liabilities	14,945,289	14,195,753
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 65,022,932 and 64,684,625 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	650	647
Additional paid-in capital	1,044,774	1,046,331
Accumulated other comprehensive loss	(125,461)	(133,531)
Retained earnings	1,136,901	1,123,636
Deferred compensation employee stock trust, net	446	481
Employee stock trust (21,126 and 22,566 shares, at cost, at March 31, 2023 and December 31, 2022, respectively)	(599)	(640)
Total Hilltop stockholders' equity	2,056,711	2,036,924
Noncontrolling interests	27,087	26,605
Total stockholders' equity	2,083,798	2,063,529
Total liabilities and stockholders' equity	$17,029,087	$16,259,282

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans, including fees	$123,379	$90,408
Securities borrowed	17,068	8,817
Securities:
Taxable	25,602	15,581
Tax-exempt	3,188	2,419
Other	22,190	2,312
Total interest income	191,427	119,537

Interest expense:
Deposits	35,824	4,193
Securities loaned	15,346	7,472
Short-term borrowings	12,444	2,045
Notes payable	3,853	4,437
Other	2,255	1,399
Total interest expense	69,722	19,546

Net interest income	121,705	99,991
Provision for credit losses	2,331	115
Net interest income after provision for credit losses	119,374	99,876

Noninterest income:
Net gains from sale of loans and other mortgage production income	39,966	110,894
Mortgage loan origination fees	28,777	32,062
Securities commissions and fees	31,223	37,146
Investment and securities advisory fees and commissions	26,848	29,705
Other	35,680	6,621
Total noninterest income	162,494	216,428

Noninterest expense:
Employees' compensation and benefits	167,817	200,019
Occupancy and equipment, net	22,865	24,766
Professional services	10,697	10,063
Other	49,091	51,502
Total noninterest expense	250,470	286,350

Income before income taxes	31,398	29,954
Income tax expense	3,630	5,815
Net income	27,768	24,139
Less: Net income attributable to noncontrolling interest	1,968	1,889
Income attributable to Hilltop	$25,800	$22,250

Earnings per common share:
Basic	$0.40	$0.28
Diluted	$0.40	$0.28

Weighted average share information:
Basic	64,901	79,114
Diluted	64,954	79,356

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$27,768	$24,139
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(1,006) and $2,103, respectively	(3,249)	21,877
Net unrealized gains (losses) on securities available for sale, net taxes of $3,160 and $(10,677), respectively	9,863	(35,543)
Reclassification adjustment for gains (losses) included in net income, net taxes of $0 and $3, respectively	—	10
Adjustment for unrealized losses on securities transferred from available-for sale to held-to-maturity, net taxes of $0 and $(17,033), respectively	—	(56,690)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $438 and $0, respectively	1,457	—
Comprehensive income (loss)	35,839	(46,207)
Less: comprehensive income attributable to noncontrolling interest	1,968	1,889

Comprehensive income (loss) applicable to Hilltop	$33,871	$(48,096)

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	22,250	—	—	—	22,250	1,889	24,139
Other comprehensive loss	—	—	—	(70,346)	—	—	—	—	(70,346)	—	(70,346)
Stock-based compensation expense	—	—	5,114	—	—	—	—	—	5,114	—	5,114
Common stock issued to board members	5	—	152	—	—	—	—	—	152	—	152
Issuance of common stock related to share-based awards, net	469	4	(4,063)	—	—	—	—	—	(4,059)	—	(4,059)
Dividends on common stock ($0.15 per share)	—	—	—	—	(11,849)	—	—	—	(11,849)	—	(11,849)
Deferred compensation plan	—	—	—	—	—	(8)	(1)	11	3	—	3
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,762)	(1,762)
Balance, March 31, 2022	79,439	$794	$1,275,649	$(80,565)	$1,267,415	$744	5	$(104)	$2,463,933	$26,662	$2,490,595

Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	25,800	—	—	—	25,800	1,968	27,768
Other comprehensive income	—	—	—	8,070	—	—	—	—	8,070	—	8,070
Stock-based compensation expense	—	—	4,047	—	—	—	—	—	4,047	—	4,047
Common stock issued to board members	5	—	150	—	—	—	—	—	150	—	150
Issuance of common stock related to share-based awards, net	478	5	(3,437)	—	—	—	—	—	(3,432)	—	(3,432)
Repurchases of common stock	(145)	(2)	(2,317)	—	(2,184)	—	—	—	(4,503)	—	(4,503)
Dividends on common stock ($0.16 per share)	—	—	—	—	(10,351)	—	—	—	(10,351)	—	(10,351)
Deferred compensation plan	—	—	—	—	—	(35)	(2)	41	6	—	6
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,486)	(1,486)
Balance, March 31, 2023	65,023	$650	$1,044,774	$(125,461)	$1,136,901	$446	21	$(599)	$2,056,711	$27,087	$2,083,798

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$27,768	$24,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,331	115
Depreciation, amortization and accretion, net	5,843	7,709
Deferred income taxes	2,923	2,664
Other, net	4,150	5,231
Net change in securities purchased under agreements to resell	(26,131)	(138,729)
Net change in trading securities	62,124	176,235
Net change in broker-dealer and clearing organization receivables	(452,555)	289,274
Net change in other assets	30,650	(53,745)
Net change in broker-dealer and clearing organization payables	406,392	(129,753)
Net change in other liabilities	(98,945)	(20,854)
Net change in securities sold, not yet purchased	(1,526)	1,043
Proceeds from sale of mortgage servicing rights asset	—	1,876
Change in valuation of mortgage servicing rights asset	10,721	(8,060)
Net gains from sales of loans	(39,966)	(110,894)
Loans originated for sale	(2,051,075)	(3,968,559)
Proceeds from loans sold	2,008,839	4,310,942
Net cash provided by (used in) operating activities	(108,457)	388,634
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	14,729	22,851
Proceeds from sales, maturities and principal reductions of securities available for sale	56,549	94,687
Purchases of securities available for sale	(19,997)	(256,887)
Net change in loans held for investment	(170,546)	(142,451)
Purchases of premises and equipment and other assets	(1,139)	(1,380)
Proceeds from sales of premises and equipment and other real estate owned	1,450	843
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(23,310)	(143)
Net cash used in investing activities	(142,264)	(282,480)
Financing Activities
Net change in deposits	(208,147)	(101,086)
Net change in short-term borrowings	602,328	(24,334)
Proceeds from notes payable	146,110	200,416
Payments on notes payable	(116,474)	(192,955)
Payments to repurchase common stock	(4,503)	—
Dividends paid on common stock	(10,351)	(11,849)
Net cash distributed to noncontrolling interest	(1,486)	(1,762)
Other, net	(3,632)	(4,244)
Net cash provided by (used in) financing activities	403,845	(135,814)

Net change in cash, cash equivalents and restricted cash	153,124	(29,660)
Cash, cash equivalents and restricted cash, beginning of period	1,647,899	3,045,263
Cash, cash equivalents and restricted cash, end of period	$1,801,023	$3,015,603

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,764,081	$2,886,812
Federal funds sold	743	383
Assets segregated for regulatory purposes	36,199	128,408
Total cash, cash equivalents and restricted cash	$1,801,023	$3,015,603
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$63,682	$14,862
Cash paid (received) for income taxes, net of refunds	$(49)	$1,322
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$2,391	$53
Additions to mortgage servicing rights	$13,210	$7,301
Carrying amount of AFS securities transferred to HTM, net of $63,664 and $73,722 unrealized loss, respectively	$646,901	$708,701

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 18 to the consolidated financial statements included in the Company’s 2022 Form 10-K and are collectively referred to as the “Hilltop Plaza Entities.”

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

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2022 Form 10-K.

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2023

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02 to eliminate the recognition and measurement guidance on troubled debt restructurings (“TDRs”) for creditors, and require enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The amendments are effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition. The Company adopted the provisions of ASU 2022-02 as of January 1, 2023 on a prospective basis. The adoption of this amendment did not have a material impact on the Company’s future consolidated financial statements.

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

Accounting Standards Issued But Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01 to require entities to classify and account for leases with related parties on the basis of legally enforceable terms and conditions of the arrangement. The amendments are effective in periods beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2023 and December 31, 2022, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $885.5 million and $855.7 million, respectively, and the unpaid principal balance of those loans was $869.9 million and $850.3 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2023	Inputs	Inputs	Inputs	Fair Value
Trading securities	$15,516	$677,392	$—	$692,908
Available for sale securities	—	1,641,571	—	1,641,571
Equity securities	231	—	—	231
Loans held for sale	—	851,508	33,993	885,501
Loans held for investment	—	—	9,437	9,437
Derivative assets	—	82,020	—	82,020
MSR asset	—	—	103,314	103,314
Securities sold, not yet purchased	16,736	34,761	—	51,497
Derivative liabilities	—	31,291	—	31,291

	Level 1	Level 2	Level 3	Total
December 31, 2022	Inputs	Inputs	Inputs	Fair Value
Trading securities	$15,456	$739,576	$—	$755,032
Available for sale securities	—	1,658,766	—	1,658,766
Equity securities	200	—	—	200
Loans held for sale	—	814,990	40,707	855,697
Loans held for investment	—	—	9,181	9,181
Derivative assets	—	88,977	—	88,977
MSR asset	—	—	100,825	100,825
Securities sold, not yet purchased	25,506	27,517	—	53,023
Derivative liabilities	—	11,405	—	11,405

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2023
Loans held for sale	$40,707	$16,796	$(23,454)	$(446)	$390	$—	$33,993
Loans held for investment	9,181	—	—	—	256	—	9,437
MSR asset	100,825	13,210	—	—	(10,721)	—	103,314
Total	$150,713	$30,006	$(23,454)	$(446)	$(10,075)	$—	$146,744

Three months ended March 31, 2022
Loans held for sale	$47,716	$6,986	$(12,658)	$4,744	$(811)	$—	$45,977
Loans held for investment	—	9,611	—	—	—	—	9,611
MSR asset	86,990	7,301	(1,876)	—	8,060	—	100,475
Total	$134,706	$23,898	$(14,534)	$4,744	$7,249	$—	$156,063

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2023.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For material Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	March 31, 2023				December 31, 2022
Loans held for sale	Market comparable	Projected price	86	-	94%	(88%)	88	-	95%	(89%)

Loans held for investment	Discounted cash flow	Discount rate			11.50%				11.88%

MSR asset	Discounted cash flow	Constant prepayment rate			9.08%				8.14%
		Discount rate			12.08%				12.10%

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

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$10,134	$—	$10,134	$(50,855)	$—	$(50,855)
Loans held for investment	—	—	—	—	—	—
MSR asset	(10,721)	—	(10,721)	8,060	—	8,060

Financial Assets and Liabilities Not Measured at Fair Value on Recurring or Non-Recurring Basis

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been no changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 4 to the consolidated financial statements included in the Company’s 2022 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2023	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,764,824	$1,764,824	$—	$—	$1,764,824
Assets segregated for regulatory purposes	36,199	36,199	—	—	36,199
Securities purchased under agreements to resell	144,201	—	144,201	—	144,201
Held to maturity securities	862,280	—	785,380	—	785,380
Loans held for sale	154,637	—	104,811	59,791	164,602
Loans held for investment, net	8,086,055	—	361,587	7,709,254	8,070,841
Broker-dealer and clearing organization receivables	1,560,246	—	1,560,246	—	1,560,246
Other assets	79,197	—	77,531	1,666	79,197

Financial liabilities:
Deposits	11,097,147	—	11,080,699	—	11,080,699
Broker-dealer and clearing organization payables	1,383,317	—	1,383,317	—	1,383,317
Short-term borrowings	1,572,794	—	1,572,794	—	1,572,794
Debt	376,410	—	363,111	—	363,111
Other liabilities	11,593	—	11,593	—	11,593

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2022	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,580,162	$1,580,162	$—	$—	$1,580,162
Assets segregated for regulatory purposes	67,737	67,737	—	—	67,737
Securities purchased under agreements to resell	118,070	—	118,070	—	118,070
Held to maturity securities	875,532	—	785,335	—	785,335
Loans held for sale	126,919	—	82,684	42,908	125,592
Loans held for investment, net	7,988,050	—	431,223	7,434,038	7,865,261
Broker-dealer and clearing organization receivables	1,038,055	—	1,038,055	—	1,038,055
Other assets	77,052	—	75,386	1,666	77,052

Financial liabilities:
Deposits	11,315,749	—	11,295,153	—	11,295,153
Broker-dealer and clearing organization payables	966,470	—	966,470	—	966,470
Short-term borrowings	970,056	—	970,056	—	970,056
Debt	346,654	—	350,104	—	350,104
Other liabilities	5,410	—	5,410	—	5,410

The Company held equity investments other than securities of $51.6 million and $57.6 million at March 31, 2023 and December 31, 2022, respectively, which are included within other assets in the consolidated balance sheets. Of the $51.6 million of such equity investments held at March 31, 2023, $22.5 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$27,264	$16,817
Additional investments	—	11,000
Upward adjustments	243	214
Impairments and downward adjustments	(5,000)	(45)
Balance, end of period	$22,507	$27,986

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2023	2022
U.S. Treasury securities	$15,512	$10,466
U.S. government agencies:
Bonds	10,002	20,878
Residential mortgage-backed securities	226,542	214,100
Collateralized mortgage obligations	133,454	182,717
Corporate debt securities	55,172	42,685
States and political subdivisions	227,876	260,271
Private-label securitized product	21,008	9,265
Other	3,342	14,650
Totals	$692,908	$755,032

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $51.5 million and $53.0 million at March 31, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,824	$3	$(436)	$19,391
U.S. government agencies:
Bonds	206,681	252	(1,027)	205,906
Residential mortgage-backed securities	438,858	9	(43,486)	395,381
Commercial mortgage-backed securities	187,869	177	(9,260)	178,786
Collateralized mortgage obligations	865,642	106	(60,322)	805,426
States and political subdivisions	39,465	72	(2,856)	36,681
Totals	$1,758,339	$619	$(117,387)	$1,641,571

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,655	$3	$(514)	$19,144
U.S. government agencies:
Bonds	202,834	323	(900)	202,257
Residential mortgage-backed securities	455,121	12	(48,775)	406,358
Commercial mortgage-backed securities	183,266	65	(7,832)	175,499
Collateralized mortgage obligations	887,521	—	(68,627)	818,894
States and political subdivisions	40,160	57	(3,603)	36,614
Totals	$1,788,557	$460	$(130,251)	$1,658,766

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2023	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$295,889	$—	$(25,852)	$270,037
Commercial mortgage-backed securities	180,598	—	(12,673)	167,925
Collateralized mortgage obligations	307,778	—	(33,815)	273,963
States and political subdivisions	78,015	138	(4,698)	73,455
Totals	$862,280	$138	$(77,038)	$785,380

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$301,583	$—	$(29,727)	$271,856
Commercial mortgage-backed securities	180,942	—	(14,935)	166,007
Collateralized mortgage obligations	314,705	—	(38,343)	276,362
States and political subdivisions	78,302	26	(7,218)	71,110
Totals	$875,532	$26	$(90,223)	$785,335

Additionally, the Company had unrealized net gains of $0.2 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively, from equity securities with fair values of $0.2 million and $0.2 million held at March 31, 2023 and December 31, 2022, respectively. The Company recognized nominal net gains and losses during the three months ended March 31, 2023 and 2022, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2023 and 2022, net gains and losses recognized from equity securities sold were nominal.

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

	March 31, 2023			December 31, 2022
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,545	436	1	4,465	514
	1	4,545	436	1	4,465	514
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	24	154,851	630	15	98,246	388
Unrealized loss for twelve months or longer	3	14,399	397	3	15,263	512
	27	169,250	1,027	18	113,509	900
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	45	72,808	2,500	95	168,351	10,036
Unrealized loss for twelve months or longer	79	320,641	40,986	30	236,739	38,739
	124	393,449	43,486	125	405,090	48,775
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	7	38,978	1,274	11	79,337	2,047
Unrealized loss for twelve months or longer	12	130,372	7,986	8	86,923	5,785
	19	169,350	9,260	19	166,260	7,832
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	38	213,056	7,030	97	563,872	30,980
Unrealized loss for twelve months or longer	104	566,274	53,292	48	244,917	37,647
	142	779,330	60,322	145	808,789	68,627
States and political subdivisions:
Unrealized loss for less than twelve months	26	11,251	84	34	20,555	964
Unrealized loss for twelve months or longer	33	16,226	2,772	29	7,892	2,639
	59	27,477	2,856	63	28,447	3,603
Total available for sale:
Unrealized loss for less than twelve months	140	490,944	11,518	252	930,361	44,415
Unrealized loss for twelve months or longer	232	1,052,457	105,869	119	596,199	85,836
	372	$1,543,401	$117,387	371	$1,526,560	$130,251

	March 31, 2023			December 31, 2022
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	14	$59,089	$5,928
Unrealized loss for twelve months or longer	45	270,038	25,852	31	212,768	23,799
	45	270,038	25,852	45	271,857	29,727
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	3	10,788	311	30	163,172	14,483
Unrealized loss for twelve months or longer	28	157,137	12,362	1	2,834	452
	31	167,925	12,673	31	166,006	14,935
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	18	33,836	3,225
Unrealized loss for twelve months or longer	54	273,963	33,815	38	242,527	35,118
	54	273,963	33,815	56	276,363	38,343
States and political subdivisions:
Unrealized loss for less than twelve months	46	19,083	172	150	59,459	5,362
Unrealized loss for twelve months or longer	116	40,756	4,526	27	8,093	1,856
	162	59,839	4,698	177	67,552	7,218
Total held to maturity:
Unrealized loss for less than twelve months	49	29,871	483	212	315,556	28,998
Unrealized loss for twelve months or longer	243	741,894	76,555	97	466,222	61,225
	292	$771,765	$77,038	309	$781,778	$90,223

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2023 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$34,370	$34,227	$575	$573
Due after one year through five years	91,716	90,795	1,120	1,094
Due after five years through ten years	63,298	62,971	27,491	26,753
Due after ten years	76,586	73,985	48,829	45,035
	265,970	261,978	78,015	73,455

Residential mortgage-backed securities	438,858	395,381	295,889	270,037
Commercial mortgage-backed securities	187,869	178,786	180,598	167,925
Collateralized mortgage obligations	865,642	805,426	307,778	273,963
	$1,758,339	$1,641,571	$862,280	$785,380

The Company recognized net gains of $10.5 million and net losses of $11.5 million from its trading portfolio during the three months ended March 31, 2023 and 2022, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $32.6 million and $6.7 million during the three months ended March 31, 2023 and 2022, respectively. The Company had nominal other realized gains on securities during the three months ended March 31, 2022. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $710.6 million and $778.6 million (with a fair value of $666.5 million and $717.6 million, respectively) at March 31, 2023 and December 31, 2022, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at March 31, 2023 and December 31, 2022.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2023	2022
Commercial real estate	$3,209,879	$3,245,873
Commercial and industrial	1,709,314	1,639,980
Construction and land development	1,084,951	980,896
1-4 family residential	1,800,313	1,767,099
Consumer	26,802	27,602
Broker-dealer (1)	361,587	431,223
	8,192,846	8,092,673
Allowance for credit losses	(97,354)	(95,442)
Total loans held for investment, net of allowance	$8,095,492	$7,997,231
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
March 31, 2023	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$511	$—	$36	$547	$1,832,126	$1,832,673	$—
Owner occupied	49	179	—	228	1,376,978	1,377,206	—
Commercial and industrial	9,261	103	5,404	14,768	1,694,546	1,709,314	49
Construction and land development	2,033	—	—	2,033	1,082,918	1,084,951	—
1-4 family residential	7,958	1,273	3,052	12,283	1,788,030	1,800,313	1
Consumer	88	5	12	105	26,697	26,802	1
Broker-dealer	—	—	—	—	361,587	361,587	—
	$19,900	$1,560	$8,504	$29,964	$8,162,882	$8,192,846	$51

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2022	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$567	$—	$235	$802	$1,869,750	$1,870,552	$—
Owner occupied	1,037	2,880	—	3,917	1,371,404	1,375,321	—
Commercial and industrial	609	82	5,598	6,289	1,633,691	1,639,980	49
Construction and land development	3,665	—	—	3,665	977,231	980,896	—
1-4 family residential	9,733	773	4,467	14,973	1,752,126	1,767,099	1
Consumer	177	7	14	198	27,404	27,602	1
Broker-dealer	—	—	—	—	431,223	431,223	—
	$15,788	$3,742	$10,314	$29,844	$8,062,829	$8,092,673	$51

In addition to the loans shown in the tables above, PrimeLending had $114.5 million and $92.0 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $114.8 million and $92.4 million, respectively) that were 90 days past due and accruing interest at March 31, 2023 and December 31, 2022, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Company’s loan portfolio that have been modified during the three months ended March 31, 2023 is shown in the following table (in thousands).

	Modified Loans Past Due			Total Modified
March 31, 2023	30-59 Days	60-89 Days	90 Days or More	Past Due Loans
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	—	—	—
Commercial and industrial	941	—	—	941
Construction and land development	—	—	—	—
1-4 family residential	—	—	—	—
Consumer	—	—	—	—
Broker-dealer	—	—	—	—
Total	$941	$—	$—	$941

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	March 31, 2023			December 31, 2022			Interest Income Recognized
	With	With No		With	With No		Three Months Ended March 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2023	2022
Commercial real estate:
Non-owner occupied	$481	$557	$1,038	$688	$562	$1,250	$123	$97
Owner occupied	778	157	935	2,862	157	3,019	63	83
Commercial and industrial	3,217	7,590	10,807	3,727	5,368	9,095	131	188
Construction and land development	1	—	1	1	—	1	7	7
1-4 family residential	256	10,049	10,305	433	10,862	11,295	456	421
Consumer	12	—	12	14	—	14	—	—
Broker-dealer	—	—	—	—	—	—	—	—
	$4,745	$18,353	$23,098	$7,725	$16,949	$24,674	$780	$796

At March 31, 2023 and December 31, 2022, $4.3 million and $4.8 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

Loans accounted for on a non-accrual basis decreased from December 31, 2022 to March 31, 2023 by $1.6 million. The change in nonaccrual loans was primarily due to decreases in commercial real estate owner occupied loans of $2.1 million and 1-4 family residential loans of $1.0 million, partially offset by an increase in commercial and industrial loans of $1.7 million. The decrease in commercial real estate non-owner occupied loans in non-accrual status since December 31, 2022 was primarily due to the foreclosure of one office property in Texas. The increase in commercial and industrial loans was primarily due to the addition of one relationship with a loan balance of $2.7 million to non-accrual status since December 31, 2022, partially offset by principal paydowns.

The Company considers non-accrual loans to be collateral-dependent unless there are underlying mitigating circumstances, such as expected cash flow recovery. The practical expedient to measure the allowance using the fair value of the collateral has been implemented.

Loan Modifications

As previously discussed, as of January 1, 2023, the Company adopted the new guidance which eliminated the recognition and measurement guidance on TDRs for creditors, and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. The Bank modifies loans by reducing interest rates and/or lengthening loan amortization schedules. The Bank may also reconfigure a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans, the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the amortized cost basis of the loans held for investment modified for borrowers experiencing financial difficulty grouped by portfolio segment and type of modification granted (in thousands).

					Total
					Modifications as a
	Interest Rate	Term	Principal	Payment	% of Portfolio
March 31, 2023	Reduction	Extension	Forgiveness	Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$37,972	$—	$—	2.1%
Owner occupied	—	2,235	—	—	0.2%
Commercial and industrial	—	1,364	—	3,000	0.3%
Construction and land development	—	—	—	—	—%
1-4 family residential	—	—	—	—	—%
Consumer	—	—	—	—	—%
Broker-Dealer	—	—	—	—	—%
Total	$—	$41,571	$—	$3,000	0.5%

The following table presents the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty (in thousands).

Weighted-Average
Term Extension
March 31, 2023	(in months)
Commercial real estate:
Non-owner occupied	13
Owner occupied	35
Commercial and industrial	9
Construction and land development	—
1-4 family residential	—
Consumer	—
Broker-Dealer	—
Total	14

Additionally, the Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the recent pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of March 31, 2023, PrimeLending had $64.6 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

Troubled Debt Restructurings

During the three months ended March 31, 2022 there was one TDR granted with a balance at date of extension of $0.6 million and a balance at March 31, 2022 of $0.6 million. The Bank had no unadvanced commitments to borrowers whose loans had been restructured in TDRs at March 31, 2022. There were no TDRs granted during the twelve months preceding March 31, 2022 for which a payment was at least 30 days past due.

Credit Risk Profile

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, and (iv) general economic conditions in state and local markets. The Company defines classified loans as loans with a risk rating of substandard, doubtful or loss. There have been no changes to the risk rating internal grades utilized for commercial loans as described in detail in Note 6 to the consolidated financial statements in the Company’s 2022 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents loans held for investment grouped by asset class and credit quality indicator, segregated by year of origination or renewal (in thousands).

	Amortized Cost Basis by Origination Year							Loans
						2018 and		Converted to
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$—	$47,642	$75,314	$10,093	$7,890	$10,963	$1	$200	$152,103
Internal Grade 4-7 (Pass normal risk)	25,972	336,202	339,596	111,670	84,880	77,875	48,790	—	1,024,985
Internal Grade 8-11 (Pass high risk and watch)	41,444	99,995	128,434	119,618	49,829	113,843	13,604	—	566,767
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	41,518	19,129	14,670	1,614	10,137	712	—	—	87,780
Internal Grade 14 (Substandard non-accrual)	—	—	389	—	—	649	—	—	1,038
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$10,678	$20,488	$83,177	$57,631	$15,774	$70,007	$4,354	$—	$262,109
Internal Grade 4-7 (Pass normal risk)	36,478	175,809	197,176	80,169	75,569	130,435	15,836	—	711,472
Internal Grade 8-11 (Pass high risk and watch)	13,992	91,490	66,280	90,680	24,731	74,694	7,160	—	369,027
Internal Grade 12 (Special mention)	—	—	—	—	1,783	—	—	—	1,783
Internal Grade 13 (Substandard accrual)	2,235	5,867	2,810	6,394	1,073	13,501	—	—	31,880
Internal Grade 14 (Substandard non-accrual)	—	173	672	—	—	90	—	—	935
Current period gross charge-offs	—	—	—	—	—	977	—	—	977

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$4,723	$35,177	$34,665	$22,229	$5,280	$2,982	$41,278	$—	$146,334
Internal Grade 4-7 (Pass normal risk)	30,825	109,777	141,241	43,917	25,449	15,788	323,388	265	690,650
Internal Grade 8-11 (Pass high risk and watch)	31,697	138,837	47,164	30,107	12,490	9,159	278,502	1,518	549,474
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	5,730	3,410	6,203	4,006	6,246	15,968	26,705	68,268
Internal Grade 14 (Substandard non-accrual)	—	209	171	5,314	—	2,446	2,667	—	10,807
Current period gross charge-offs	—	34	—	—	25	—	—	—	59

Construction and land development
Internal Grade 1-3 (Pass low risk)	$512	$21,714	$7,725	$408	$850	$2,956	$—	$—	$34,165
Internal Grade 4-7 (Pass normal risk)	75,718	338,646	171,342	32,119	909	3,477	40,251	—	662,462
Internal Grade 8-11 (Pass high risk and watch)	55,352	233,869	38,942	14,303	2,426	1,238	15,546	—	361,676
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	2,059	—	—	—	—	—	—	2,059
Internal Grade 14 (Substandard non-accrual)	—	—	—	—	—	—	—	—	—
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	1,263	2,466	—	—	—	957	—	—	4,686
FICO greater than 720	5,306	14,048	122	53	—	—	—	—	19,529
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	(1)	375	—	—	—	—	—	—	374
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$—	$1,475	$710	$768	$408	$24,602	$251	$—	$28,214
FICO between 620 and 720	1,006	20,158	13,144	8,313	4,959	30,446	1,214	—	79,240
FICO greater than 720	59,086	576,614	776,329	103,300	43,510	70,756	3,876	59	1,633,530
Substandard non-accrual	—	542	—	—	—	9,763	—	—	10,305
Other (1)	1,955	24,279	15,595	1,405	2,317	3,469	4	—	49,024
Current period gross charge-offs	—	—	—	—	—	73	—	—	73

Consumer
FICO less than 620	$148	$1,101	$199	$100	$23	$6	$357	$—	$1,934
FICO between 620 and 720	1,836	2,868	778	451	287	52	1,940	6	8,218
FICO greater than 720	849	4,250	1,304	1,001	276	47	2,277	—	10,004
Substandard non-accrual	—	—	—	—	—	12	—	—	12
Other (1)	1,508	3,949	560	350	77	17	173	—	6,634
Current period gross charge-offs	—	54	—	4	2	9	—	—	69

Total loans with credit quality measures	$444,100	$2,334,938	$2,161,919	$748,210	$374,933	$677,188	$817,437	$28,753	$7,587,478
Commercial and industrial (mortgage warehouse lending)									$234,344
Commercial and industrial (loans accounted for at fair value)									$9,437
Broker-Dealer (margin loans and correspondent receivables)									$361,587
Total loans held for investment									$8,192,846

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2023. In addition, as of March 31, 2023, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of March 31, 2023. While the Company believes it has an appropriate allowance for the existing loan portfolio at March 31, 2023, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2022 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of March 31, 2023, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in March 2023 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation persistently higher than the baseline scenario as uneven supply chain and labor market conditions continue from the conflict between Russia and Ukraine, consumer and business confidence declines due to recent bank failures and tighter lending standards, and still elevated interest rates contribute to a mild U.S recession during the fourth quarter of 2023 continuing into 2024. Federal Reserve monetary policy raises interest rates to a federal funds rate target of 5% to 5.25% by the third quarter of 2023. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During the three months ended March 31, 2022, the increase in the allowance reflected a slower U.S economic outlook since the prior quarter, significantly offset by decreases in specific reserve and positive risk rating grade migration. The net impact to the allowance of changes associated with individually evaluated loans during the three months ended March 31, 2022 included a provision for credit losses of $0.3 million, while collectively evaluated loans included a reversal of credit losses of $0.2 million. The changes in the allowance for credit losses during the noted period were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended March 31, 2022 was also impacted by net charge-offs of $0.3 million.

During the three months ended March 31, 2023, the provision for credit losses reflected a build in the allowance related to loan portfolio changes since the prior quarter, offset by an updated economic outlook with a mild U.S. recession from fourth quarter of 2023 and recovery from the third quarter of 2024 compared to prior quarter’s U.S. recession assumption during the last three quarters of 2023. The net impact to the allowance of changes associated with

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

individually and collectively evaluated loans during the three months ended March 31, 2023 included a provision for credit losses on individually evaluated loans of $0.7 million attributable to the broker-dealer loan portfolio and a provision for credit losses on collectively evaluated loans at the Bank of $1.5 million due to recent updates in internal risk ratings, growth in funded loan balances and renewals during the quarter. The changes in the allowance during the three months ended March 31, 2023 were also impacted by net charge-offs of $0.4 million.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$63,255	$(768)	$(977)	$11	$61,521
Commercial and industrial	16,035	(53)	(59)	692	16,615
Construction and land development	6,051	(52)	—	—	5,999
1-4 family residential	9,313	2,434	(73)	17	11,691
Consumer	554	39	(69)	39	563
Broker-dealer	234	731	—	—	965
Total	$95,442	$2,331	$(1,178)	$759	$97,354

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$59,354	$975	$—	$32	$60,361
Commercial and industrial	21,982	(1,550)	(1,209)	907	20,130
Construction and land development	4,674	841	—	—	5,515
1-4 family residential	4,589	(247)	(15)	13	4,340
Consumer	578	(69)	(113)	103	499
Broker-dealer	175	165	—	—	340
Total	$91,352	$115	$(1,337)	$1,055	$91,185

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$7,784	$5,880
Other noninterest expense	(979)	607
Balance, end of period	$6,805	$6,487

During the three months ended March 31, 2022, the increase in the reserve for unfunded commitments was primarily due to increases in both loan expected loss rates and available commitment balances. During the three months ended March 31, 2023, the decrease in the reserve for unfunded commitments was primarily due to decreases in both available commitment balances and expected loss rates.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$100,825	$86,990
Additions	13,210	7,301
Sales	—	(1,876)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(9,865)	10,856
Due to customer payoffs	(856)	(2,796)
Balance, end of period	$103,314	$100,475

	March 31,	December 31,
	2023	2022
Mortgage loans serviced for others (2)	$5,739,393	$5,144,558
MSR asset as a percentage of serviced mortgage loans	1.80%	1.96%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2023	2022
Weighted average constant prepayment rate	9.08%	8.14%
Weighted average discount rate	12.08%	12.10%
Weighted average life (in years)	7.9	8.4

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2023	2022
Constant prepayment rate:
Impact of 10% adverse change	$(3,738)	$(3,288)
Impact of 20% adverse change	(7,228)	(6,375)
Discount rate:
Impact of 10% adverse change	(4,680)	(4,797)
Impact of 20% adverse change	(8,938)	(9,147)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $7.4 million and $8.5 million during the three months ended March 31, 2023 and 2022, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2023	2022
Noninterest-bearing demand	$3,807,878	$3,968,862
Interest-bearing:
Demand accounts	4,549,867	4,110,418
Brokered - demand	4,979	5,336
Money market	1,517,513	2,045,554
Brokered - money market	9,416	9,031
Savings	298,797	312,140
Time	908,697	864,408
	$11,097,147	$11,315,749

At March 31, 2023, remaining maturities of estimated uninsured time deposits greater than $250,000 were $408.4 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2023	2022
Federal funds purchased	$448,158	$397,108
Securities sold under agreements to repurchase	363,478	297,856
Federal Home Loan Bank	450,000	—
Short-term bank loans	84,000	57,500
Commercial paper	227,158	217,592
	$1,572,794	$970,056

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

	Three Months Ended March 31,
	2023	2022
Average balance during the period	$706,400	$429,000
Average interest rate during the period	4.81%	0.34%

	March 31,	December 31,
	2023	2022
Average interest rate at end of period	4.99%	4.37%
Securities underlying the agreements at end of period:
Carrying value	$363,580	$296,075
Estimated fair value	$391,040	$318,409

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Three Months Ended March 31,
	2023	2022
Average balance during the period	$146,667	$—
Average interest rate during the period	5.02%	—%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on borrowings at March 31, 2023 was 6.00%.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of March 31, 2023, the weighted average maturity of the CP Notes was 137 days at a rate of 5.57%, with a weighted average remaining life of 73 days. At March 31, 2023, the aggregate amount outstanding under these secured arrangements was $227.2 million, which was collateralized by securities held for Hilltop Securities accounts valued at $249.1 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2023	2022
Senior Notes due April 2025, net of discount of $651 and $699, respectively	$149,349	$149,301
Subordinated Notes due May 2030, net of discount of $586 and $610, respectively	49,414	49,390
Subordinated Notes due May 2035, net of discount of $1,990 and $2,037, respectively	148,011	147,963
Ventures Management lines of credit	29,636	—
	$376,410	$346,654

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	March 31,	December 31,
	2023	2022
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(6,095)	(5,948)
Premises and equipment, net	$1,685	$1,832

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$8,729	$9,606
Less operating lease and sublease income	(633)	(569)
Net operating lease cost	$8,096	$9,037

Finance lease cost:
Amortization of ROU assets	$147	$147
Interest on lease liabilities	112	124
Total finance lease cost	$259	$271

Supplemental cash flow information related to leases is as follows (in thousands).

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,024	$9,767
Operating cash flows from finance leases	113	125
Financing cash flows from finance leases	199	184
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,924	$1,276
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	March 31, 2023		December 31, 2022
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.5	4.05%	5.7	3.89%
Finance	3.8	4.91%	4.0	4.89%

Future minimum lease payments under lease agreements as of March 31, 2023, are presented below (in thousands).

	Operating Leases	Finance Leases
2023	$26,160	$968
2024	28,588	1,163
2025	21,979	886
2026	17,116	813
2027	13,593	448
Thereafter	29,336	149
Total minimum lease payments	136,772	4,427
Less amount representing interest	(13,894)	(1,222)
Lease liabilities	$122,878	$3,205

As of March 31, 2023, the Company had an additional operating lease that has not yet commenced with aggregate future minimum lease payments of approximately $0.1 million. This operating lease commenced in April 2023 with a lease term of three years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 11.6% and 19.4% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2022 was lower than the applicable statutory rate primarily due to the discrete impact of restricted stock vesting during the quarter. During the three months ended March 31, 2023, the effective tax rate was lower than the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

At March 31, 2023 and December 31, 2022, the mortgage origination segment’s indemnification liability reserve totaled $18.3 million and $20.5 million, respectively. The provision for indemnification losses was $0.3 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$31,244	$31,407
Claims made	14,415	9,842
Claims resolved with no payment	(5,548)	(4,521)
Repurchases	(9,908)	(6,457)
Indemnification payments	(3,006)	—
Balance, end of period	$27,197	$30,271

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$20,528	$27,424
Additions for new sales	347	753
Repurchases	(2,360)	(565)
Early payment defaults	(98)	(71)
Indemnification payments	(147)	—
Change in reserves for loans sold in prior years	—	(291)
Balance, end of period	$18,270	$27,250

	March 31,	December 31,
	2023	2022
Reserve for Indemnification Liability:
Specific claims	$530	$627
Incurred but not reported claims	17,740	19,901
Total	$18,270	$20,528

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.4 billion at March 31, 2023 and outstanding financial and performance standby letters of credit of $72.0 million at March 31, 2023.

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

During the three months ended March 31, 2023 and 2022, Hilltop granted 5,101 and 5,064 shares of common stock, respectively, pursuant to the 2020 Equity Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the three months ended March 31, 2023 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2022	1,548	$28.09
Granted	476	$34.39
Vested/Released	(578)	$21.72
Forfeited	-	$-
Balance, March 31, 2023	1,446	$32.65

Vested/Released RSUs include an aggregate of 99,176 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 383,692 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the three months ended March 31, 2023, 295,619 that were outstanding at March 31, 2023, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the three months ended March 31, 2023, 88,073 that were outstanding at March 31, 2023, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At March 31, 2023, in the aggregate, 1,071,584 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 374,299 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2023, unrecognized compensation expense related to outstanding RSUs of $25.9 million is expected to be recognized over a weighted average period of 1.66 years.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of March 31, 2023 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	March 31, 2023		December 31, 2022		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,418,348	10.69%	$1,405,164	10.26%	4.0%	5.0%
Hilltop	1,910,810	11.82%	1,900,701	11.47%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,418,348	14.97%	1,405,164	14.98%	7.0%	6.5%
Hilltop	1,910,810	17.99%	1,900,701	18.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,418,348	14.97%	1,405,164	14.98%	8.5%	8.0%
Hilltop	1,910,810	17.99%	1,900,701	18.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,511,156	15.94%	1,492,576	15.91%	10.5%	10.0%
Hilltop	2,204,120	20.75%	2,187,652	20.98%	10.5%	N/A

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At March 31, 2023, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$271,196	$4,302
Less: required net capital	8,665	256
Excess net capital	$262,531	$4,046

Net capital as a percentage of aggregate debit items	62.6%
Net capital in excess of 5% aggregate debit items	$249,533

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At March 31, 2023 and December 31, 2022, the Hilltop Broker-Dealers held cash of $36.2 million and $67.7 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2023.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of March 31, 2023, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the three months ended March 31, 2023 and 2022, the Company declared and paid cash dividends of $0.16 and $0.15 per common share, or an aggregate of $10.4 million and $11.8 million, respectively.

On April 20, 2023, Hilltop’s board of directors declared a quarterly cash dividend of $0.16 per common share, payable on May 25, 2023, to all common stockholders of record as of the close of business on May 10, 2023.

Stock Repurchases

In January 2023, the Hilltop board of directors authorized a new stock repurchase program through January 2024, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2023, Hilltop paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

The Company’s stock repurchase program, prior year repurchases and related accounting policy are discussed in detail in Note 1 and Note 23 to the consolidated financial statements included in the Company’s 2022 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. Additionally, the Bank manages variability of cash flows associated with its variable rate debt in interest-related cash outflows with interest rate swap contracts. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and futures contracts. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps and U.S. Treasury bond futures and options to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses various derivative instruments, including U.S. Treasury bond futures and options, futures contracts, credit default swaps and municipal market data (“MMD”) rate locks, to hedge changes in the fair value of its securities.

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

	Three Months Ended March 31,
	2023	2022
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$4,897	$22,052
Hilltop Broker-Dealers	(21,180)	(1,327)
Bank	(12)	29

Hedging Derivative Instruments

The Company has entered into interest rate swap contracts to manage the exposure to changes in fair value associated with certain available for sale fixed rate collateralized mortgage-backed securities and fixed rate loans held for investment attributable to changes in the designated benchmark interest rate. Certain of these fair value hedges have been designated as a portfolio layer, which provides the Company the ability to execute a fair value hedge of the interest rate risk associated with a portfolio of similar prepayable assets whereby the last dollar amount estimated to remain in the portfolio of assets is identified as the hedged item. Additionally, the Company has outstanding interest rate swap contracts designated as cash flow hedges and utilized to manage the variability of cash flows associated with its variable rate borrowings.

Under each of its interest rate swap contracts designated as hedges, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the derivative instruments are highly

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Derivative positions are presented in the following table (in thousands).

	March 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$772,675	$12,481	$506,278	$1,767
Commitments to purchase MBSs	1,163,144	5,313	819,681	2,435
Commitments to sell MBSs	2,556,958	(22,272)	2,188,964	10,711
Interest rate swaps	39,251	(2,201)	35,784	(1,421)
U.S. Treasury bond futures and options (1)	334,200	5,205	395,500	(449)
Interest rate and other futures (1)	1,663,200	—	2,612,000	—
Credit default swaps	2,000	(9)	3,000	(2)

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$430,000	$17,448	$430,000	$21,703
Interest rate swaps designated as fair value hedges (2)	325,323	34,764	365,323	42,828

(1)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and counterparties with changes in fair value of the contracts that are settled daily.
(2)	The Company designated $325.3 million and $365.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $290.6 million and $322.5 million as of March 31, 2023 and December 31, 2022, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $34.8 million and $42.8 million as of March 31, 2023 and December 31, 2022, respectively.

The Bank and PrimeLending held cash collateral advances, in other liabilities within the consolidated balance sheets, of $55.0 million and $65.0 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at March 31, 2023 and December, 31, 2022, respectively. PrimeLending had advanced cash collateral totaling $2.7 million and $8.4 million to offset net liability positions on its commitments to sell MBSs at March 31, 2023 and December 31, 2022, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $5.6 million and $10.6 million on various derivative instruments at March 31, 2023 and December 31, 2022, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2023
Securities borrowed:
Institutional counterparties	$1,416,426	$—	$1,416,426	$(1,379,628)	$—	$36,798

Interest rate swaps:
Institutional counterparties	52,349	(133)	52,216	—	(54,970)	(2,754)

Reverse repurchase agreements:
Institutional counterparties	144,201	—	144,201	(143,687)	—	514

Forward MBS derivatives:
Institutional counterparties	5,315	—	5,315	(5,315)	—	—

Treasury futures and options derivatives:
Institutional counterparties	5,474	(269)	5,205	—	115	5,320
	$1,623,765	$(402)	$1,623,363	$(1,528,630)	$(54,855)	$39,878
December 31, 2022
Securities borrowed:
Institutional counterparties	$1,012,573	$—	$1,012,573	$(964,517)	$—	$48,056

Interest rate swaps:
Institutional counterparties	64,729	—	64,729	—	(64,630)	99

Reverse repurchase agreements:
Institutional counterparties	118,070	—	118,070	(115,302)	—	2,768

Forward MBS derivatives:
Institutional counterparties	16,694	(3,410)	13,284	(9,957)	—	3,327

Treasury futures and options derivatives:
Institutional counterparties	57	(506)	(449)	—	—	(449)
	$1,212,123	$(3,916)	$1,208,207	$(1,089,776)	$(64,630)	$53,801

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2023
Securities loaned:
Institutional counterparties	$1,303,657	$—	$1,303,657	$(1,269,221)	$—	$34,436

Interest rate swaps:
Institutional counterparties	2,205	—	2,205	(2,205)	—	—

Credit default swaps:
Institutional counterparties	9	—	9	(9)	—	—

Repurchase agreements:
Institutional counterparties	362,327	—	362,327	(362,327)	—	—

Forward MBS derivatives:
Institutional counterparties	23,146	(872)	22,274	(14,131)	(2,678)	5,465
	$1,691,344	$(872)	$1,690,472	$(1,647,893)	$(2,678)	$39,901
December 31, 2022
Securities loaned:
Institutional counterparties	$916,570	$—	$916,570	$(871,037)	$—	$45,533

Interest rate swaps:
Institutional counterparties	1,619	—	1,619	(1,438)	—	181

Credit default swaps:
Institutional counterparties	2	—	2	(2)	—	—

Repurchase agreements:
Institutional counterparties	296,978	—	296,978	(319,897)	—	(22,919)

Forward MBS derivatives:
Institutional counterparties	138	—	138	(138)	—	—
	$1,215,307	$—	$1,215,307	$(1,192,512)	$—	$22,795

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2023 and December 31, 2022.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2023	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	249,330	—	112,997	—	362,327

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,303,544	—	—	—	1,303,544
Total	$1,552,987	$—	$112,997	$—	$1,665,984

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,665,984
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2022	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$130,616	$2,539	$141,461	$22,362	$296,978

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	916,457	—	—	—	916,457
Total	$1,047,186	$2,539	$141,461	$22,362	$1,213,548

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,213,548
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2023	2022
Receivables:
Securities borrowed	$1,416,426	$1,012,573
Securities failed to deliver	54,698	11,350
Trades in process of settlement	76,886	3,476
Other	12,236	10,656
	$1,560,246	$1,038,055
Payables:
Securities loaned	$1,303,657	$916,570
Correspondents	21,693	22,760
Securities failed to receive	51,284	20,167
Other	6,683	6,973
	$1,383,317	$966,470

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

			Mortgage		All Other and	Hilltop
Three Months Ended March 31, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$104,770	$13,863	$(4,208)	$(3,322)	$10,602	$121,705
Provision for (reversal of) credit losses	1,600	731	—	—	—	2,331
Noninterest income	11,190	90,635	68,829	2,704	(10,864)	162,494
Noninterest expense	56,127	90,345	88,753	15,513	(268)	250,470
Income (loss) before taxes	$58,233	$13,422	$(24,132)	$(16,131)	$6	$31,398

			Mortgage		All Other and	Hilltop
Three Months Ended March 31, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,070	$11,518	$(1,835)	$(3,389)	$1,627	$99,991
Provision for (reversal of) credit losses	(50)	165	—	—	—	115
Noninterest income	12,771	60,691	143,195	1,766	(1,995)	216,428
Noninterest expense	58,430	80,647	134,859	12,793	(379)	286,350
Income (loss) before taxes	$46,461	$(8,603)	$6,501	$(14,416)	$11	$29,954

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
March 31, 2023
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,694,346	$3,067,104	$1,304,450	$2,476,627	$(3,513,440)	$17,029,087

December 31, 2022
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,420,110	$2,672,709	$1,249,284	$2,465,513	$(3,548,334)	$16,259,282

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2023	2022
Basic earnings per share:
Income attributable to Hilltop	$25,800	$22,250

Weighted average shares outstanding - basic	64,901	79,114

Basic earnings per common share:	$0.40	$0.28

Diluted earnings per share:
Income attributable to Hilltop	$25,800	$22,250

Weighted average shares outstanding - basic	64,901	79,114
Effect of potentially dilutive securities	53	242
Weighted average shares outstanding - diluted	64,954	79,356

Diluted earnings per common share:	$0.40	$0.28

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, information technology expenses, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, expected future benchmark rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment;
●	risks associated with concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;

●	disruptions to the economy and the U.S. banking system caused by recent bank failures, risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in the cost of our deposit insurance assessments;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 17, 2023, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

The following historical consolidated data for the periods indicated has been derived from our historical consolidated financial statements included elsewhere in this Quarterly Report (dollars and shares in thousands, except per share data).

	Three Months Ended March 31,
	2023	2022
Statement of Operations Data:
Net interest income	$121,705	$99,991
Provision for credit losses	2,331	115
Total noninterest income	162,494	216,428
Total noninterest expense	250,470	286,350
Income before income taxes	31,398	29,954
Income tax expense	3,630	5,815
Net income	27,768	24,139
Less: Net income attributable to noncontrolling interest	1,968	1,889
Income attributable to Hilltop	$25,800	$22,250

Per Share Data:
Diluted earnings per common share	$0.40	$0.28
Diluted weighted average shares outstanding	64,954	79,356
Cash dividends declared per common share	$0.16	$0.15
Dividend payout ratio (1)	40.25%	53.57%
Book value per common share (end of period)	$31.63	$31.02
Tangible book value per common share (2) (end of period)	$27.36	$27.47

	March 31,	December 31,
	2023	2022
Balance Sheet Data:
Total assets	$17,029,087	$16,259,282
Cash and due from banks	1,764,081	1,579,512
Securities	3,196,990	3,289,530
Loans held for sale	1,040,138	982,616
Loans held for investment, net of unearned income	8,192,846	8,092,673
Allowance for credit losses	(97,354)	(95,442)
Total deposits	11,097,147	11,315,749
Notes payable	376,410	346,654
Total stockholders' equity	2,083,798	2,063,529

Capital Ratios:
Common equity to assets ratio	12.08%	12.53%
Tangible common equity to tangible assets (2)	10.62%	11.00%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three months ended March 31, 2023 included the following contributions from our reportable business segments.

●	The banking segment contributed $58.2 million of income before income taxes during the three months ended March 31, 2023;
●	The broker-dealer segment contributed $13.4 million of income before income taxes during the three months ended March 31, 2023; and
●	The mortgage origination segment incurred $24.1 million of losses before income taxes during the three months ended March 31, 2023.

During the three months ended March 31, 2023, we declared and paid total common dividends of $10.4 million.

On April 20, 2023, our board of directors declared a quarterly cash dividend of $0.16 per common share, payable on May 25, 2023 to all common stockholders of record as of the close of business on May 10, 2023.

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2023, we paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

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

	March 31,
	2023	2022
Book value per common share	$31.63	$31.02
Effect of goodwill and intangible assets per share	(4.27)	(3.55)
Tangible book value per common share	$27.36	$27.47

	March 31,	December 31,
	2023	2022
Hilltop stockholders’ equity	$2,056,711	$2,036,924
Less: goodwill and intangible assets, net	277,991	278,764
Tangible common equity	$1,778,720	$1,758,160

Total assets	$17,029,087	$16,259,282
Less: goodwill and intangible assets, net	277,991	278,764
Tangible assets	$16,751,096	$15,980,518

Equity to assets	12.08%	12.53%
Tangible common equity to tangible assets	10.62%	11.00%

Recent Developments

Economic Environment

Beginning in 2022, our operational and financial results have been volatile due to economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, rapid increases in market interest rates and a declining economic forecast. The impacts of such headwinds in 2023 remain uncertain and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and the Russian-Ukraine conflict and its impact on supply chains.

In addition, during March 2023, the banking sector experienced increased uncertainty and concerns associated with liquidity positions primarily due to recent bank failures as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. These failures underscore the importance of maintaining access to diverse sources of funding.

In light of the above events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During the first quarter of 2023, we increased interest-bearing deposit rates to address rising market interest rates and competition for liquidity to combat deposit outflows. The Bank also accessed approximately $650 million of additional core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program and utilized $450.0 million of its Federal Home Loan Bank (“FHLB”) borrowing capacity through the use of short-term borrowings.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits such as those experienced during the first quarter of 2023. Additionally, the rising market interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment" and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at March 31, 2023.

As a result of the March 2023 bank failures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. Additionally, on March 12, 2023, the Treasury Department, Federal Reserve and FDIC jointly announced the Bank Term Funding Program (“BTFP”). The BTFP aims to enhance liquidity by allowing institutions to pledge certain securities at par value, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. The future impact of these failures on the economy, financial institutions and their depositors, as well as a governmental regulatory response or actions resulting from the same, is uncertain at this time.

Further, since March 31, 2023, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $350 million and are evaluating the pledging of additional available, or unencumbered, securities to various Federal Reserve programs. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve, the increasing cost and challenge for deposits, as well as disruptions to the economy and the U.S. banking system caused by recent bank failures, to persist through the remainder of 2023.

Asset Valuation

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K, at each reporting date between annual impairment tests, we consider potential indicators of impairment including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events.

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

To the extent future operating performance of the mortgage origination and broker-dealer segments remain challenged and below forecasted projections during 2023, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Outlook

Our balance sheet, operating results and certain metrics during 2023 reflected economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, rapid increases in U.S. treasury yields and mortgage interest rates, and a declining economic forecast. As noted within our 2022 Form 10-K, these headwinds, coupled with exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, the Russian-Ukraine conflict and its impact on supply chains within our business segments during 2022 have had, and are expected to continue to have, an adverse impact on our operating results during 2023.

Factors Affecting Results of Operations

As a financial institution providing products and services through our banking, broker-dealer and mortgage origination segments, we are directly affected by general economic and market conditions, many of which are beyond our control and unpredictable. A key factor impacting our results of operations is changes in the level of interest rates in addition to twists in the shape of the yield curve with the magnitude and direction of the impact varying across the different lines of business. Other factors impacting our results of operations include, but are not limited to, fluctuations in volume and price levels of securities, inflation, political events, investor confidence, investor participation levels, legal, regulatory, and compliance requirements and competition. All of these factors have the potential to impact our financial position, operating results and liquidity. In addition, the recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially change the regulation of the financial services industry and may significantly impact us.

Factors Affecting Comparability of Results of Operations

LIBOR Cessation

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K, one week and two-month LIBOR ceased to be published on December 31, 2021, and all remaining USD LIBOR tenors will cease to be published or lose representativeness immediately after June 30, 2023.

Certain loans we originated bear interest at a floating rate based on LIBOR. We also pay interest on certain borrowings based on LIBOR, are counterparty to derivative agreements that are based on LIBOR and have existing contracts with payment calculations that use LIBOR as the reference rate. The cessation of publication of LIBOR will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts.

We have completed our targeted assessment of exposures across the organization associated with the migration away from LIBOR and have transitioned to the impact assessment and implementation stages. In light of the LIBOR phase out dates being pushed out to 2023, we have taken necessary actions, including the negotiation of certain of our agreements based on established alternative benchmark rates. Since the third quarter of 2020, PrimeLending has been originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise, or GSE, guidelines. In addition, the Bank’s management team has significantly completed its efforts to amend LIBOR-based contractual terms and establish an alternative benchmark rate. We have also evaluated, and will continue to evaluate, the impacts of the LIBOR phase-out and transition requirements as it pertains to contracts, models and systems. To date, an immaterial amount of expenses have been incurred as a result of our efforts related to the transition of our systems and processes away from LIBOR.

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

	Three Months Ended March 31,		Variance 2023 vs 2022
	2023	2022	Amount	Percent
Net interest income (expense):
Banking	$104,770	$92,070	$12,700	14
Broker-Dealer	13,863	11,518	2,345	20
Mortgage Origination	(4,208)	(1,835)	(2,373)	(129)
Corporate	(3,322)	(3,389)	67	2
All Other and Eliminations	10,602	1,627	8,975	552
Hilltop Consolidated	$121,705	$99,991	$21,714	22

Provision for (reversal of) credit losses:
Banking	$1,600	$(50)	$1,650	NM
Broker-Dealer	731	165	566	NM
Mortgage Origination	—	—	—	-
Corporate	—	—	—	-
All Other and Eliminations	—	—	—	-
Hilltop Consolidated	$2,331	$115	$2,216	NM

Noninterest income:
Banking	$11,190	$12,771	$(1,581)	(12)
Broker-Dealer	90,635	60,691	29,944	49
Mortgage Origination	68,829	143,195	(74,366)	(52)
Corporate	2,704	1,766	938	53
All Other and Eliminations	(10,864)	(1,995)	(8,869)	(445)
Hilltop Consolidated	$162,494	$216,428	$(53,934)	(25)

Noninterest expense:
Banking	$56,127	$58,430	$(2,303)	(4)
Broker-Dealer	90,345	80,647	9,698	12
Mortgage Origination	88,753	134,859	(46,106)	(34)
Corporate	15,513	12,793	2,720	21
All Other and Eliminations	(268)	(379)	111	29
Hilltop Consolidated	$250,470	$286,350	$(35,880)	(13)

Income (loss) before taxes:
Banking	$58,233	$46,461	$11,772	25
Broker-Dealer	13,422	(8,603)	22,025	256
Mortgage Origination	(24,132)	6,501	(30,633)	(471)
Corporate	(16,131)	(14,416)	(1,715)	(12)
All Other and Eliminations	6	11	(5)	(45)
Hilltop Consolidated	$31,398	$29,954	$1,444	5

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income increased during the three months ended March 31, 2023, compared with the same period in 2022, primarily due to increases within our banking and broker-dealer segments, partially offset by a decrease within our mortgage origination segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $58.1 million and $66.9 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $22.0 million in gains and $6.1 million in losses from derivative and trading portfolio activities (included within other noninterest income), respectively, during the three months ended March 31, 2023 and 2022.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2023 and 2022, we generated $68.7 million and $143.0 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced a decrease in noninterest income during the three months ended March 31, 2023, compared to the same period in 2022, as noted in the segment results table previously presented, primarily due to a decrease of $74.2 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment, partially offset by increases in gains from derivative and trading portfolio activities within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended March 31, 2023 was $25.8 million, or $0.40 per diluted share, compared with $22.3 million, or $0.28 per diluted share, during the three months ended March 31, 2022. Hilltop’s financial results for the three months ended March 31, 2023, compared with the same period in 2022, included significant decreases in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, increases in net revenues within certain of the broker-dealer segment’s business lines, and an increase in net interest income within the banking segment.

Certain items included in net income for the three months ended March 31, 2023 and 2022 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended March 31, 2023 and 2022 included net accretion on earning assets and liabilities of $1.9 million and $2.6 million, respectively, and amortization of identifiable intangibles of $0.8 million and $1.1 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended March 31,
	2023	2022
Return on average stockholders' equity (1)	5.12%	3.60%
Return on average assets (2)	0.69%	0.53%
Net interest margin (3) (4)	3.28%	2.36%
Leverage ratio (5) (end of period)	11.82%	12.46%
Common equity Tier 1 risk-based capital ratio (6) (end of period)	17.99%	21.27%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 29 basis points and 19 basis points during the three months ended March 31, 2023 and 2022, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended March 31, 2023 and 2022, purchase accounting contributed 6 and 7 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.28% and 2.37%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $1.9 million and $2.5 million during the three months ended March 31, 2023 and 2022, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$815,393	$10,724	5.26%	$1,467,998	$11,966	3.26%
Loans held for investment, gross (1)	7,894,668	112,655	5.79%	7,839,047	78,442	4.06%
Investment securities - taxable	2,813,734	25,602	3.64%	2,768,849	15,581	2.25%
Investment securities - non-taxable (2)	412,543	3,286	3.19%	324,084	2,888	3.56%
Federal funds sold and securities purchased under agreements to resell	163,601	2,368	5.87%	157,313	136	0.35%
Interest-bearing deposits in other financial institutions	1,480,323	16,116	4.42%	3,116,369	1,427	0.19%
Securities borrowed	1,419,797	17,068	4.81%	1,455,166	8,817	2.42%
Other	63,219	3,706	23.77%	54,602	750	5.57%
Interest-earning assets, gross (2)	15,063,278	191,525	5.16%	17,183,428	120,007	2.83%
Allowance for credit losses	(97,060)			(92,239)
Interest-earning assets, net	14,966,218			17,091,189
Noninterest-earning assets	1,336,908			1,401,584
Total assets	$16,303,126			$18,492,773

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,239,556	$35,824	2.01%	$8,201,824	$4,193	0.21%
Securities loaned	1,323,857	15,346	4.70%	1,371,816	7,472	2.21%
Notes payable and other borrowings	1,490,075	18,552	5.05%	1,249,222	7,881	2.56%
Total interest-bearing liabilities	10,053,488	69,722	2.81%	10,822,862	19,546	0.73%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,789,757			4,507,661
Other liabilities	390,107			631,790
Total liabilities	14,233,352			15,962,313
Stockholders’ equity	2,043,157			2,504,383
Noncontrolling interest	26,617			26,077
Total liabilities and stockholders' equity	$16,303,126			$18,492,773

Net interest income (2)		$121,803			$100,461
Net interest spread (2)			2.35%			2.10%
Net interest margin (2)			3.28%			2.37%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

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

On a consolidated basis, the changes in net interest income during the three months ended March 31, 2023, compared with the same period in 2022, were primarily due to the effects of volume and rate changes within the mortgage warehouse lending, securities and deposits portfolios within the banking segment, increased net yields on mortgage loans held for sale and decreases in average warehouse line balance with an unaffiliate bank within the mortgage origination segment and changes within the broker-dealer segment related to its structured finance and fixed income services business lines. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. During the three months ended March 31, 2023, the provision for credit losses reflected a build in the allowance related to loan portfolio changes since the prior quarter, offset by an updated economic outlook with a mild U.S. recession from the fourth quarter of 2023 and recovery from the third quarter of 2024 compared to the prior quarter’s U.S. recession assumption during the last three quarters of 2023. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during the three months ended March 31, 2023, compared with the same period in 2022, primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment, partially offset by net increases primarily within the broker-dealer segment’s fixed income services and structured finance business lines.

Noninterest expense decreased during the three months ended March 31, 2023, compared with the same period in 2022, primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations, partially offset by increases in both variable and non-variable compensation within our broker-dealer segment. We have experienced an increase in certain noninterest expenses during 2023 and 2022, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs throughout 2023.

Effective income tax rates during the three months ended March 31, 2023 and 2022 were 11.6% and 19.4%, respectively. The effective tax rate for the three months ended March 31, 2022 was lower than the applicable statutory rate primarily due to the discrete impact of restricted stock vesting during the quarter. During the three months ended March 31, 2023, the effective tax rate was lower than the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended March 31,		Variance
	2023	2022	2023 vs 2022
Net interest income	$104,770	$92,070	$12,700
Provision for (reversal of) credit losses	1,600	(50)	1,650
Noninterest income	11,190	12,771	(1,581)
Noninterest expense	56,127	58,430	(2,303)
Income before income taxes	$58,233	$46,461	$11,772

The increase in income before income taxes during the three months ended March 31, 2023, compared with the same period in 2022, was primarily due to the combined impact of net interest income volume and rate changes within the loans held for investment, mortgage warehouse lending, investment securities and deposit portfolios, partially offset by an increase in the changes in provision for (reversal of) credit losses. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended March 31,
	2023	2022
Efficiency ratio (1)	48.40%	55.73%
Return on average assets (2)	1.44%	0.98%
Net interest margin (3)	3.40%	2.65%
Net charge-offs to average loans outstanding (4)	(0.01)%	(0.02)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net charge-offs to average loans outstanding is defined as the greater of charge-offs during the reported period minus recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

The banking segment presents net interest margin and net interest income in the following discussion and table below on a taxable equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for all periods presented. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended March 31, 2023 and 2022, purchase accounting contributed 7 and 8 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.41% and 2.65%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,693,626	$104,632	5.52%	$7,156,313	$73,811	4.18%
Subsidiary warehouse lines of credit	726,470	13,481	7.42%	1,343,757	12,717	3.79%
Investment securities - taxable	2,414,077	18,034	2.99%	2,341,460	8,841	1.51%
Investment securities - non-taxable (2)	113,894	1,010	3.55%	108,853	933	3.43%
Federal funds sold and securities purchased under agreements to resell	100,806	1,203	4.84%	165,008	174	0.43%
Interest-bearing deposits in other financial institutions	1,406,128	16,116	4.65%	2,947,713	1,427	0.20%
Other	43,482	443	4.13%	36,798	(77)	(0.85)%
Interest-earning assets, gross (2)	12,498,483	154,919	5.03%	14,099,902	97,826	2.81%
Allowance for credit losses	(95,621)			(91,810)
Interest-earning assets, net	12,402,862			14,008,092
Noninterest-earning assets	872,528			891,783
Total assets	$13,275,390			$14,899,875

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,045,714	$44,440	2.56%	$8,098,046	$4,989	0.25%
Notes payable and other borrowings	585,360	5,511	3.82%	190,039	564	1.20%
Total interest-bearing liabilities	7,631,074	49,951	2.65%	8,288,085	5,553	0.27%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,934,399			4,801,571
Other liabilities	153,350			113,769
Total liabilities	11,718,823			13,203,425
Stockholders’ equity	1,556,567			1,696,450
Total liabilities and stockholders’ equity	$13,275,390			$14,899,875

Net interest income (2)		$104,968			$92,273
Net interest spread (2)			2.38%			2.54%
Net interest margin (2)			3.41%			2.65%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023 vs. 2022
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross (2)	$5,538	$25,283	$30,821
Subsidiary warehouse lines of credit (3)	(5,762)	6,526	764
Investment securities - taxable	270	8,923	9,193
Investment securities - non-taxable (4)	43	34	77
Federal funds sold and securities purchased under agreements to resell	(68)	1,097	1,029
Interest-bearing deposits in other financial institutions	(746)	15,435	14,689
Other	(14)	534	520
Total interest income (4)	(739)	57,832	57,093

Interest expense
Deposits	$(648)	$40,099	$39,451
Notes payable and other borrowings	1,173	3,774	4,947
Total interest expense	525	43,873	44,398

Net interest income (4)	$(1,264)	$13,959	$12,695
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included a decline of $0.6 million in accretion of discount on loans during three months ended March 31, 2023, compared with the same period in 2022. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of March 31, 2023, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income, but during a period of declining interest rates, tends to result in a decrease in net interest income.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At March 31, 2023, approximately $739 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 80% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. During a period of rising interest rates, the cost of funds on deposits, and therefore, interest expense, tends to increase. Currently, given the ongoing competition for liquidity by some participants in our markets and the recent banking industry disruption, we expect that the Bank’s interest expense related to certain deposits will continue to increase during 2023 as customers seek higher yields on deposits. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At March 31, 2023, total estimated uninsured deposits were $3.1 billion, or approximately 28% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $0.4 billion, were $2.7 billion, or approximately 24% of total deposits.

Refer to the discussion in the “Liquidity and Capital Resources – Banking Segment” section that follows for more detail regarding the Bank’s activities regarding deposits, available liquidity and borrowing capacity.

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

The banking segment retained approximately $66 million and $109 million in mortgage loans originated by the mortgage origination segment during the three months ended March 31, 2023 and 2022, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. Specifically, during the three months ended March 31, 2023, the provision for credit losses reflected a build in the allowance related to loan portfolio changes since the prior quarter, offset by an updated economic outlook with a mild U.S. recession from the fourth quarter of 2023 and recovery from the third quarter of 2024 compared to the prior quarter’s U.S. recession assumption during the last three quarters of 2023. The net impact to the allowance of changes associated with individually and collectively evaluated loans during the three months ended March 31, 2023 included a provision for credit losses of $0.1 million and $1.5 million, respectively. The change in the allowance for credit losses during the three months ended March 31, 2023 was also impacted by net charge-offs of $0.4 million. During the three months ended March 31, 2022, the banking segment’s slight decrease in the allowance reflected decreases in specific reserves and positive risk rating grade migration, significantly offset by a slower U.S. economic outlook since the prior quarter. The net impact to the allowance of changes associated with collectively evaluated loans during the three months ended March 31, 2022 included a reversal of credit losses of $0.2 million, while individually evaluated loans included a provision for credit losses of $0.1 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income decreased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a decline in service charges on depositor accounts.

The banking segment’s noninterest expense decreased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the decrease in the allowance for unfunded commitments attributable to changes in both available commitment balances and expected loss rates as well as reductions in legal and professional expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended March 31,		Variance
	2023	2022	2023 vs 2022
Net interest income:
Wealth management:
Securities lending	$1,722	$1,345	$377
Clearing services	1,481	2,121	(640)
Structured finance	2,625	1,811	814
Fixed income services	2,018	5,113	(3,095)
Other	6,017	1,128	4,889
Total net interest income	13,863	11,518	2,345
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	6,620	11,198	(4,578)
Wealth management:
Retail	21,004	18,612	2,392
Clearing services	10,774	5,120	5,654
Structured finance	1,906	1,945	(39)
Other	668	950	(282)
	40,972	37,825	3,147
Investment and securities advisory fees and commissions by business line:
Public finance services	17,950	18,596	(646)
Fixed income services	946	1,825	(879)
Wealth management:
Retail	7,361	8,339	(978)
Clearing services	393	486	(93)
Structured finance	138	365	(227)
Other	60	94	(34)
	26,848	29,705	(2,857)
Other:
Structured finance	15,009	634	14,375
Fixed income services	6,848	(6,958)	13,806
Other	958	(515)	1,473
	22,815	(6,839)	29,654
Total noninterest income	90,635	60,691	29,944
Net revenue (2)	104,498	72,209	32,289
Noninterest expense:
Variable compensation (3)	30,821	26,625	4,196
Non-variable compensation and benefits	31,608	29,200	2,408
Segment operating costs (4)	28,647	24,987	3,660
Total noninterest expense	91,076	80,812	10,264

Income (loss) before income taxes	$13,422	$(8,603)	$22,025
(1)	Securities commissions and fees includes income of $9.8 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.

The increase in net revenue and income before income taxes was primarily related to the combined impacts of the rising interest rate environment and a more favorable trading environment, which was evidenced by improved customer demand period-over-period within our various business lines. All the broker-dealer business lines experienced an increase in net revenues when compared to the first quarter of 2022, except the public finance business line. Specifically, the broker-dealer segment’s structured finance business line experienced an increase in net revenues due to increased production volumes and improved buy-side demand. The wealth management business line’s net revenue improvement was driven by improved customer balance revenues, despite weaker retail division transactional production. The increase in net revenues in the broker-dealer segment’s fixed income services business line during the first quarter of 2023, compared to the first quarter of 2022, was primarily due to improved trading revenues in both taxable and municipal products. The decrease in net revenues in the broker-dealer segment’s public finance business line was due to the unfavorable issuance trends both nationally and in Texas in the first quarter of 2023 compared to the first quarter of 2022.

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

The broker-dealer segment experienced lower-than-forecasted operating results during 2022 given trends related to the combination of rapid or significant changes in interest rates, the sharp decline in mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products. Such trends have resulted in a challenging environment associated with the broker-dealer segment’s short- and long-term financial condition and operating results. In the event future operating performance remains challenged and below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the broker-dealer segment reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during the three months ended March 31, 2023, compared with the same period in 2022, was primarily due to the increase in net interest income from structured finance and securities lending divisions, partially offset by the decline in net interest income within the fixed income services business line due to the increased cost to carry those inventories.

Noninterest income increased during the three months ended March 31, 2023, compared with the same period in 2022, primarily due to increases in securities commissions and fees and other noninterest income, partially offset by the decrease in investment and securities advisory fees and commissions.

Securities commissions and fees increased during the three months ended March 31, 2023, compared with the same period in 2022, primarily due to an increase in money market and FDIC sweep revenue given higher short-term interest rates, partially offset by a decrease in fixed income and retail commissions. As money market and FDIC sweep revenues are closely correlated to short-term interest rates, changes in short-term interest rates may affect these revenues.

Investment and securities advisory fees and commissions decreased during the three months ended March 31, 2023, compared with the same period in 2022, primarily due to decreases in fees earned from managed assets and municipal advisory and underwriting transactions. Public finance national issuance volume declined approximately 27% in the first quarter of 2023, compared with the same period in 2022.

The increase in other noninterest income during the three months ended March 31, 2023, compared with the same period in 2022, was primarily due to increases in trading gains earned from structured finance and fixed income trading activities. Specifically, mortgage originations increased 7% and customer demand improved when compared with the same period in 2022. Increased fixed income trading gains were driven by municipal and credit trading. Also contributing to the overall increase in noninterest income was an increase in the value of the broker-dealer segment’s deferred compensation plan’s assets of $1.0 million when compared with the same period in 2022. With the expected rise in interest rates continuing throughout 2023, we anticipate continued volatility in trading revenues.

The increase in noninterest expenses during the three months ended March 31, 2023, compared with the same period in 2022, was primarily due to the impact of changes in variable compensation on improved results. The remaining increase in noninterest expenses during the three months ended March 31, 2023, compared with the same period in 2022 was attributable to an increase in software expenses, travel expenses, quotation costs and legal fees.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended March 31,
	2023	2022
Total compensation as a % of net revenue (1)	59.7%	77.3%
Pre-tax margin (2)	12.8%	(11.9)%
FDIC insured program balances at the Bank (end of period)	$1,601,823	$784,462
Other FDIC insured program balances (end of period)	$848,235	$1,603,168
Customer funds on deposit, including short credits (end of period)	$245,588	$445,455

Public finance services:
Number of issues (3)	144	231
Aggregate amount of offerings (3)	$9,720,046	$7,022,280

Structured finance:
Lock production/TBA volume	$1,187,826	$1,109,908

Fixed income services:
Total volumes (3)	$47,497,874	$62,659,853
Net inventory (end of period)	$641,328	$374,021

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period) (3)	99	100
Independent registered representatives (end of period)	188	177
Correspondents (end of period)	110	114
Correspondent receivables (end of period)	$90,449	$170,168
Customer margin balances (end of period)	$271,032	$336,247

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,416,426	$1,453,614
Interest-bearing liabilities - stock loaned (end of period)	$1,303,657	$1,314,279
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended March 31,		Variance
	2023	2022	2023 vs 2022
Net interest income (expense)	$(4,208)	$(1,835)	$(2,373)
Noninterest income	68,829	143,195	(74,366)
Noninterest expense	88,753	134,859	(46,106)
Income (loss) before income taxes	$(24,132)	$6,501	$(30,633)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, increases in mortgage interest rates that began in 2022 have also continued to negatively impact home purchase volume into 2023. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2022 and continuing into 2023, certain events have adversely impacted origination volumes because of their effect on the economy, including inflation and rising interest rates, the Federal Reserve’s actions and communications, and geopolitical threats. More recently, risks highlighted in the U.S. banking sector during the first quarter of 2023 have added additional uncertainty to the economy. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges, in addition to supply chain problems, are impacting customers’ abilities to purchase homes. The increase in interest rates that began during 2022, which has led to a sharp reduction in national refinancing volume and a reduction of willing and eligible home buyers, has resulted in competitive mortgage pricing pressure, leading to a decline in average loans sales margin since the first quarter of 2022. In addition to decreased loan volumes, this negative trend in sales margin has contributed to a decrease in combined net gains from mortgage loan sales and mortgage loan origination fees. Currently, we anticipate that lower seasonal transaction volumes and the continuation of the mortgage loan production and operating results trends experienced by the mortgage origination segment during 2022 will continue through 2023. Given these expectations, PrimeLending continues to evaluate its cost structure to address the current mortgage environment.

We believe that current initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. As noted under the section titled “Asset Valuation” earlier in this Item 2, the mortgage origination segment experienced operating losses during the second half of 2022 which have continued as expected into the first quarter of 2023 due to conditions discussed in detail within this discussion of segment results. In the event future operating performance remains challenged and below our forecasted projections, the fair value of the mortgage origination reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

As a GNMA approved lender, the Company is subject to certain HUD reporting requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”). If this occurs, certain additional financial reporting submissions are required. During the first quarter of 2023, the operating loss ratio was 21.2%, which has been reported to HUD.

Income (loss) before income taxes decreased significantly during the three months ended March 31, 2023, compared with the same period in 2022. The decrease was primarily the result of a decrease in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications and a decrease in the average value of individual IRLCs. The impact of these trends was partially offset by an increase in average loan origination fees and a decrease in noninterest expense as discussed in more detail below.

During 2022, the U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. Average interest rates during the three months ended March 31, 2023, exceeded average interest rates during the same period in 2022, and refinancing volume as a percentage of total origination volume decreased during the three months ended March 31, 2023, as compared to the same period in 2022. Although we anticipate a lower percentage of refinancing volume relative to total loan origination volume during 2023, as compared to 2022, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the three months ended March 31, 2023, funded volume through ABAs was approximately 13% of the mortgage origination segment’s total loan volume. As of March 31, 2023, PrimeLending owned a greater than 50% membership interest in four ABAs. During March 2023, all members of one ABA mutually agreed to dissolve the entity, effective June 2023. Considering this change, we expect total production within the ABA channel to approximate 10% of loan volume of the mortgage origination segment during the remainder of 2023.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
	2023		2022
		% of		% of	Variance
	Amount	Total	Amount	Total	2023 vs 2022
Mortgage Loan Originations - units	5,783		12,219		(6,436)

Mortgage Loan Originations - volume:
Conventional	$1,091,835	63.01%	$2,513,099	66.76%	$(1,421,264)
Government	434,549	25.08%	643,314	17.09%	(208,765)
Jumbo	63,485	3.66%	387,842	10.30%	(324,357)
Other	142,884	8.25%	220,228	5.85%	(77,344)
	$1,732,753	100.00%	$3,764,483	100.00%	$(2,031,730)

Home purchases	$1,607,330	92.76%	$2,753,031	73.13%	$(1,145,701)
Refinancings	125,423	7.24%	1,011,452	26.87%	(886,029)
	$1,732,753	100.00%	$3,764,483	100.00%	$(2,031,730)

Texas	$496,843	28.67%	$789,035	20.96%	$(292,192)
California	144,602	8.35%	403,769	10.73%	(259,167)
Florida	90,239	5.21%	197,424	5.24%	(107,185)
Arizona	87,470	5.05%	189,405	5.03%	(101,935)
South Carolina	87,283	5.04%	162,922	4.33%	(75,639)
New York	70,190	4.05%	141,753	3.77%	(71,563)
North Carolina	55,408	3.20%	107,960	2.87%	(52,552)
Missouri	55,114	3.18%	120,160	3.19%	(65,046)
Ohio	52,458	3.03%	140,943	3.74%	(88,485)
Maryland	44,509	2.57%	96,332	2.56%	(51,823)
Washington	41,084	2.37%	92,652	2.46%	(51,568)
All other states	507,553	29.28%	1,322,128	35.12%	(814,575)
	$1,732,753	100.00%	$3,764,483	100.00%	$(2,031,730)

Mortgage Loan Sales - volume:
Third parties	$1,595,535	96.03%	$3,759,906	97.19%	$(2,164,371)
Banking segment	65,986	3.97%	108,690	2.81%	(42,704)
	$1,661,521	100.00%	$3,868,596	100.00%	$(2,207,075)

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

The mortgage origination segment’s total loan origination volume decreased 54.0% during the three months ended March 31, 2023, compared to the same period in 2022, while income before income taxes decreased 471.2% during that time. The decrease in income before income taxes during the three months ended March 31, 2023 was primarily due to a decrease in net gains from sale of mortgage loans. Mortgage loan origination fees also decreased, but at a much lesser rate than net gains from sale of mortgage loans, during the first quarter of 2023 compared with the first quarter of 2022, while average mortgage loan origination fees increased. The decrease in net gains from sale of loans was partially offset by decreases in variable compensation, and to a lesser extent, decreases in non-variable compensation and benefits expense, segment operating costs, and net interest expense.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended March 31,
	2023	2022
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	193	321
Impact of loans retained by banking segment	(7)	(9)
As reported	186	312
Variable compensation as a percentage of total compensation	41.0%	54.7%
Mortgage servicing rights asset ($000's) (end of period) (1)	$103,314	$100,475
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The year-over-year change in net interest expense between the three months ended March 31, 2023 and 2022 reflected the effects of decreased net yields on mortgage loans held for sale, partially offset by a decrease in the average warehouse line balance between each of the periods compared.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2023	2022	2023 vs 2022
Net gains from sale of loans	$30,876	$120,825	$(89,949)
Mortgage loan origination fees and other related income	28,777	32,062	(3,285)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	9,690	(20,421)	30,111
Mortgage servicing rights asset	(7,868)	2,193	(10,061)
Servicing fees	7,354	8,536	(1,182)
Total noninterest income	$68,829	$143,195	$(74,366)

The decrease in net gains from sale of loans during the three months ended March 31, 2023, compared with the same period in 2022, was primarily the result of a 57.1% decrease in total loan sales volume, in addition to a decrease in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the decrease in loan sales volume during the three months ended March 31, 2023 was consistent with the decrease in loan origination volume during the period. The decrease in average loan sales margins during the three months ended March 31, 2023 was primarily attributable to competitive pricing pressure resulting from home inventory shortages, a reduction in national refinancing volume and continued mortgage industry excess capacity.

The decrease in mortgage loan origination fees during the three months ended March 31, 2023, compared with the same period in 2022, was primarily the result of a decrease in loan origination volume, partially offset by an increase in average mortgage loan origination fees. Fluctuations in mortgage loan origination fees are not always aligned with fluctuations in loan origination volume since customers may opt to pay PrimeLending discount fees on their mortgage loans in exchange for a lower interest rate.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended March 31, 2023 and 2022 were $66 million and $109 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The decrease in fair value of IRLCs and loans held for sale during the three months ended March 31, 2023, compared with the same period in 2022, was the result of decreases in the average value of individual IRLCs and loans held for sale and the total volume of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. During the three months ended March 31, 2023, PrimeLending retained servicing on approximately 41% of loans sold, compared with approximately 12% of loans sold during the first quarter of 2022. A reduction in third-party mortgage servicers purchasing mortgage servicing rights may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold during the remainder of 2023. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net gains (losses) as noted in the table above. During the three months ended March 31, 2023, the operating results of the mortgage origination segment were negatively impacted by a decrease of $10.7 million in the net fair value of the MSR asset, of which $5.5 million was primarily driven by recent market sales trends. The remaining change in the net fair value of the MSR was primarily due to the net decrease in long-term U.S. Treasury bond rates and customer payoffs during the first quarter of 2023, partially offset by a gain of $2.8 million generated by the derivatives used to hedge the MSR and net servicing income of $3.9 million during the three months ended March 31, 2023. There were no MSR assets sold during the three months ended March 31, 2023 and 2022.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2023	2022	2023 vs 2022
Variable compensation	$25,573	$56,243	$(30,670)
Non-variable compensation and benefits	36,782	46,505	(9,723)
Segment operating costs	20,878	23,975	(3,097)
Lender paid closing costs	1,175	3,652	(2,477)
Servicing expense	4,345	4,484	(139)
Total noninterest expense	$88,753	$134,859	$(46,106)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Historically, variable compensation comprises the majority of total employees’ compensation and benefits expenses, but during the three months ended March 31, 2023, non-variable compensation was greater than variable compensation. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 54.0% during the three months ended March 31, 2023, compared to the same period in 2022, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 20.9%. This decrease during the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to a decrease in salaries associated with a reduction in underwriting and loan fulfillment, operations and corporate staff in response to the decreases in loan origination volume that started at the end of 2021, and continue through the first quarter of 2023. Severance costs, included in non-variable compensation above, incurred because of this continued initiative was $0.8 million during the three months ended March 31, 2023. These actions are expected to favorably impact annualized pre-tax expenses by approximately $7 million. PrimeLending remains committed to evaluating staffing levels and maintaining an appropriate cost structure to address the dynamic mortgage loan origination trends. Segment operating costs decreased slightly during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to decreases in occupancy and equipment expense, professional fees, and software expense.

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

Between January 1, 2014 and March 31, 2023, the mortgage origination segment sold mortgage loans totaling $141.7 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2014, it does not anticipate experiencing significant losses in the future on loans originated prior to 2014 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2014 and March 31, 2023 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$207,384	0.15%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	257,615	0.18%	16,394	0.01%
	$464,999	0.33%	$16,394	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

For each loan, the mortgage origination segment concludes its obligation to a claimant is both probable and reasonably estimable, the mortgage origination segment has established a specific claims indemnification liability reserve. An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses.

At March 31, 2023 and December 31, 2022, the mortgage origination segment’s total indemnification liability reserve totaled $18.3 million and $20.5 million, respectively. The related provision for indemnification losses was $0.3 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended March 31,		Variance
	2023	2022	2023 vs 2022
Net interest income (expense)	$(3,322)	$(3,389)	$67
Noninterest income	2,704	1,766	938
Noninterest expense	15,513	12,793	2,720
Loss before income taxes	$(16,131)	$(14,416)	$(1,715)

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, consumer services, industrial equipment manufacturing and animal health, with an aggregate carrying value of approximately $42 million at March 31, 2023.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three months ended March 31, 2023 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended March 31, 2023 and 2022 included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”), on our $50 million aggregate principal amount of subordinated notes due 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”).

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three months ended March 31, 2023, compared with the same period in 2022, the increase in noninterest expenses was primarily due to inflationary increases associated with employees’ compensation and benefits as well as increases in professional fees.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2023, as compared with December 31, 2022.

Securities Portfolio

At March 31, 2023, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2023	2022
Trading securities, at fair value
U.S. Treasury securities	$15,512	$10,466
U.S. government agencies:
Bonds	10,002	20,878
Residential mortgage-backed securities	226,542	214,100
Collateralized mortgage obligations	133,454	182,717
Corporate debt securities	55,172	42,685
States and political subdivisions	227,876	260,271
Private-label securitized product	21,008	9,265
Other	3,342	14,650
	692,908	755,032
Securities available for sale, at fair value
U.S. Treasury securities	19,391	19,144
U.S. government agencies:
Bonds	205,906	202,257
Residential mortgage-backed securities	395,381	406,358
Commercial mortgage-backed securities	178,786	175,499
Collateralized mortgage obligations	805,426	818,894
States and political subdivisions	36,681	36,614
	1,641,571	1,658,766
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	295,889	301,583
Commercial mortgage-backed securities	180,598	180,942
Collateralized mortgage obligations	307,778	314,705
States and political subdivisions	78,015	78,302
	862,280	875,532

Equity securities, at fair value	231	200
Total securities portfolio	$3,196,990	$3,289,530

We had net unrealized losses of $116.8 million and $129.8 million at March 31, 2023 and December 31, 2022, respectively, related to the available for sale investment portfolio, and net unrealized losses of $76.9 million and $90.2 million at March 31, 2023 and December 31, 2022, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

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

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2023, the banking segment’s securities portfolio of $2.5 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.6 billion, held to maturity securities of

$862.3 million and equity securities of $0.2 million, in addition to $11.7 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $692.8 million at March 31, 2023. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $51.5 million at March 31, 2023.

Corporate

At March 31, 2023, the corporate portfolio included other investments, including those associated with merchant banking, of $34.0 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2023. In addition, as of March 31, 2023, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at March 31, 2023.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	March 31,	December 31,
	2023	2022
Commercial real estate	$3,209,879	$3,245,873
Commercial and industrial	1,709,314	1,639,980
Construction and land development	1,084,951	980,896
1-4 family residential	1,800,313	1,767,099
Consumer	26,802	27,602
Broker-dealer	361,587	431,223
Loans held for investment, gross	8,192,846	8,092,673
Allowance for credit losses	(97,354)	(95,442)
Loans held for investment, net of allowance	$8,095,492	$7,997,231

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.7 billion and $8.5 billion at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $2.1 billion, of which $0.9 billion was drawn. At December 31, 2022, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At March 31, 2023, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 41.0%, 23.0% and 13.9%, respectively, of the banking segment’s total loans held for investment at March 31, 2023. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2023.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by the Russia-Ukraine conflict, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At March 31, 2023, the Bank’s energy loan exposure was approximately $61 million of loans held for investment with unfunded commitment balances of approximately $34 million. The allowance for credit losses on the Bank’s energy portfolio was $0.2 million, or 0.3% of loans held for investment at March 31, 2023.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	March 31, 2023
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate	$743,555	$1,385,928	$980,243	$100,153	$3,209,879
Commercial and industrial	2,123,876	340,217	169,961	—	2,634,054
Construction and land development	850,978	182,141	44,609	7,223	1,084,951
1-4 family residential	134,526	344,409	492,740	828,638	1,800,313
Consumer	13,353	13,061	372	16	26,802
Total	$3,866,288	$2,265,756	$1,687,925	$936,030	$8,755,999

Fixed rate loans	$1,645,322	$1,797,742	$1,395,543	$936,030	$5,774,637
Floating rate loans	2,220,966	468,014	292,382	—	2,981,362
Total	$3,866,288	$2,265,756	$1,687,925	$936,030	$8,755,999

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of March 31, 2023, floating rate loans totaling $739.4 million had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. An additional $8.3 million of floating rate loans would be adjustable if published rates increase by a sufficient amount to move past their floored levels. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $360.6 million and $431.0 million at March 31, 2023 and December 31, 2022, respectively. This decrease from December 31, 2022 to March 31, 2023 was primarily attributable to a decrease of $66.4 million, or 42%, in receivables from correspondents, and a decrease of $3.3 million, or 1%, in customer margin accounts.

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

	March 31,	December 31,
	2023	2022
Loans held for sale:
Unpaid principal balance	$869,947	$850,277
Fair value adjustment	15,554	5,420
	$885,501	$855,697
IRLCs:
Unpaid principal balance	$772,675	$506,278
Fair value adjustment	12,481	1,767
	$785,156	$508,045

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2023 and December 31, 2022 were $1.4 billion and $1.2 billion, respectively, while the related estimated fair values were ($8.1) million and $3.3 million, respectively.

Allowance for Credit Losses on Loans

For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Estimates” set forth in Part II, Item 7 of our 2022 Form 10-K.

Loans Held for Investment

The Bank has lending policies in place with the goal of establishing an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan. As discussed in more detail within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” set forth in Part II, Item 7 of our 2022 Form 10-K, the Bank’s underwriting procedures address financial components based on the size and complexity of the credit, while the Bank’s loan policy provides specific underwriting guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of March 31, 2023, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in March 2023. During our previous quarterly macroeconomic assessment as of December 31, 2022, we also utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in December 2022.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		March 31,	December 31,	September 30,	June 30,	March 31,
		2023	2022	2022	2022	2022
GDP growth rates:
	Q1 2022					0.7%
	Q2 2022				2.6%	4.7%
	Q3 2022			1.3%	2.0%	2.4%
	Q4 2022		0.8%	0.4%	0.6%	2.6%
	Q1 2023	2.5%	0.1%	0.3%	0.9%	2.9%
	Q2 2023	0.4%	(1.4)%	(1.8)%	1.0%	3.0%
	Q3 2023	0.4%	(2.5)%	(2.2)%	(1.0)%	3.1%
	Q4 2023	(3.1)%	(2.4)%	(2.2)%	(3.0)%
	Q1 2024	(2.2)%	0.4%	0.7%
	Q2 2024	(1.1)%	1.1%
	Q3 2024	2.1%

Unemployment rates:
	Q1 2022					3.9%
	Q2 2022				3.6%	3.7%
	Q3 2022			3.7%	3.5%	3.5%
	Q4 2022		3.7%	3.9%	3.6%	3.4%
	Q1 2023	3.5%	4.0%	4.0%	3.6%	3.4%
	Q2 2023	3.7%	4.6%	4.6%	3.6%	3.3%
	Q3 2023	4.0%	5.3%	5.5%	5.0%	3.2%
	Q4 2023	4.7%	6.0%	6.2%	6.4%
	Q1 2024	5.6%	5.9%	6.0%
	Q2 2024	6.0%	5.6%
	Q3 2024	5.7%

As of March 31, 2023, our economic forecast was updated since December 31, 2022 based on recent updates to broader economic, fiscal, and monetary policy data. Real GDP growth during the fourth quarter of 2022 increased more than the prior quarter’s outlook at an annualized rate of 2.6% due to consumer spending, inventory investment, and net exports. Labor market conditions also proved resilient as the unemployment rate remained at historical lows of 3.5% at quarter end. However, the U.S. debt limit was breached in January 2023 and the U.S treasury implemented extraordinary accounting measures to manage cash flow for government obligations while staying under the statutory limit. Our updated forecast estimates those measures will be exhausted during the third quarter of 2023. The Federal Reserve also implemented the BTFP after the FDIC closed Silicon Valley Bank and Signature Bank in March 2023. Despite these recent bank failures, the Federal Reserve increased the federal funds rate target from 4.75% to 5.00% in March 2023 and the current quarter’s economic forecast assumes the federal funds rate target increases to 5.25% by September 2023. We now expect a mild U.S. recession to begin during the fourth quarter of 2023 and recovery from the third quarter of 2024 compared to the prior quarter’s U.S. recession outlook during the last three quarters of 2023.

As of December 31, 2022, our economic forecast was updated from September 30, 2022 to reflect higher interest rate expectations and slower real GDP growth during the reasonable and supportable period. The Federal Reserve increased the federal funds rate target twice during the quarter to 4.25% to 4.50% and the quarter’s economic forecast assumed an average federal funds rate of 5.3% by the second quarter of 2023. As interest rates increased, inflation rates have decreased from historical highs as the goods sector improves; however, we still observed supply chain disruptions especially in the services sector. Unemployment rate forecasts were updated based on then recent economic data as tight labor market conditions continued.

During the three months ended March 31, 2023, the provision for credit losses reflected a build in the allowance related to loan portfolio changes since the prior quarter, offset by an updated economic outlook with a mild U.S. recession from the fourth quarter of 2023 and recovery from the third quarter of 2024 compared to prior quarter’s U.S. recession assumption during the last three quarters of 2023. The net impact to the allowance of changes associated with individually and collectively evaluated loans during the three months ended March 31, 2023 included a provision for credit losses on individually evaluated loans of $0.7 million attributable to the broker-dealer loan portfolio and a provision for credit losses on collectively evaluated loans at the Bank of $1.5 million due to recent updates in internal risk ratings, growth in funded loan balances and renewals during the quarter. The changes in the allowance during the three months ended March 31, 2023 were also impacted by net charge-offs of $0.4 million.

During 2022, and continuing into 2023, the impact of changes in the U.S. economic outlook and resulting impact on collectively evaluated loans has resulted in a net build in the allowance at March 31, 2023, compared to both December 31, 2022 and December 31, 2021. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.27% as of both March 31, 2023 and December 31, 2022.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
March 31, 2023	For Investment	Losses	Investment
Commercial real estate (1)	$3,209,879	$61,521	1.92%
Commercial and industrial (2)	1,474,970	16,497	1.12%
Construction and land development (3)	1,084,951	5,999	0.55%
Total commercial loans	5,769,800	84,017	1.46%

1-4 family residential	1,800,313	11,691	0.65%
Consumer	26,802	563	2.10%
Total retail loans	1,827,115	12,254	0.67%

Total commercial and retail loans	7,596,915	96,271	1.27%

Broker-dealer	361,587	965	0.27%
Mortgage warehouse lending	234,344	118	0.05%
Total loans held for investment	$8,192,846	$97,354	1.19%
(1)	Included within commercial real estate portfolio are loans within the office and retail portfolio industry subsectors. At March 31, 2023, the office and retail loans held for investment balances of approximately $834 million and $367 million, respectively, had an allowance for credit losses of approximately $27 million and $6 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 3.23% and 1.69%, respectively.
(2)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending.
(3)	Included within construction and land development portfolio are loans within the office and retail portfolio industry subsectors. At March 31, 2023, the office and retail loans held for investment balances of approximately $37 million and $46 million, respectively, had an allowance for credit losses of approximately $300 thousand and $400 thousand, respectively, and an allowance for credit losses as a % of total loans held for investment of 0.93% and 0.94%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of March 31, 2023, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from military conflicts between Russia and Ukraine and global supply chain concerns recede faster than expected. Real GDP is expected to grow 3.7% in the second quarter of 2023, 3.6% in the third quarter of 2023, 3.6% in the fourth quarter of 2023, and 3.3% in the first quarter of 2024. Average unemployment rates are expected to decline to 3.0% by the third quarter of 2023 and increase to 3.5% by the first quarter of 2025 before reverting to historical data. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and we expect the federal funds rate to be raised to 5.2% during 2023.

Compared to our economic forecast, the downside scenario assumes the Federal Reserve’s efforts to resolve recent bank failures are not successful at restoring consumer and business confidence, causing banks to tighten lending standards while the Fed keeps the federal funds rate elevated due to inflation concerns. The military conflict between Russia and Ukraine persists longer than anticipated and global supply chain issues worsen causing weaker manufacturing, increased good shortages, and the economy to fall back into recession. Real GDP is expected to decrease 3.1% in the second quarter of 2023, 3.0% in the third quarter of 2023, and 2.9% in the fourth quarter of 2023. Average unemployment rates are expected to increase to 7.8% by the second quarter of 2024, but improve to 6.8% by year-end 2024 and revert back to historical average rates over time. The Federal Reserve increases the federal funds rate to 5.0% by the third quarter of 2023 to slow inflation, but then reduces it to a 1.1% target by the second quarter of 2025 where it is maintained until year end 2025 to support the economy. Disagreements in Congress prevent any additional fiscal measures to stem the recession.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $29 million or a weighted average expected loss rate of 0.8% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $38 million or a weighted average expected loss rate of 1.7% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the macroeconomic outlook, inflationary pressures and labor market conditions, the Russia-Ukraine conflict and its impact on supply chains, and uncertain impacts from recent bank failures. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Loans Held for Investment	2023	2022
Balance, beginning of period	$95,442	$91,352
Provision for credit losses	2,331	115
Recoveries of loans previously charged off:
Commercial real estate	11	32
Commercial and industrial	692	907
Construction and land development	—	—
1-4 family residential	17	13
Consumer	39	103
Broker-dealer	—	—
Total recoveries	759	1,055
Loans charged off:
Commercial real estate	977	—
Commercial and industrial	59	1,209
Construction and land development	—	—
1-4 family residential	73	15
Consumer	69	113
Broker-dealer	—	—
Total charge-offs	1,178	1,337
Net charge-offs	(419)	(282)
Balance, end of period	$97,354	$91,185

Average total loans for the period	$7,894,668	$7,839,047
Total loans held for investment (end of period)	$8,192,846	$7,797,903
Ratios:
Net charge-offs to average total loans held for investment (1)	(0.02)%	(0.01)%
Non-accrual loans to total loans held for investment (end of period)	1.13%	2.13%
Allowance for credit losses on loans held for investment to:
Total loans held for investment (end of period)	1.19%	1.17%
Non-accrual loans held for investment (end of period)	421.48%	219.63%
(1)	Net charge-offs to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans decreased by $2.1 million from December 31, 2022 to March 31, 2023. This change in non-accrual loans was impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $4.3 million and $4.8 million at March 31, 2023 and December 31, 2022, respectively.

In addition to changes in non-accrual loans classified as loans held for sale, the decrease in non-accrual loans during 2023 was primarily due to a decrease in commercial real estate owner occupied loans from a foreclosure of an office property in Texas, partially offset by an addition of one commercial and industrial loan classified as non-accrual.

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

	March 31, 2023		December 31, 2022
		% of		% of
		Gross		Gross
Allocation of the Allowance for Credit Losses	Reserve	Loans	Reserve	Loans
Commercial real estate	$61,521	39.18%	$63,255	40.11%
Commercial and industrial	16,615	20.87%	16,035	20.26%
Construction and land development	5,999	13.24%	6,051	12.12%
1-4 family residential	11,691	21.97%	9,313	21.84%
Consumer	563	0.33%	554	0.34%
Broker-dealer	965	4.41%	234	5.33%
Total	$97,354	100.00%	$95,442	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Commercial real estate	$61,521	$63,255	$63,200	$63,719	$60,361
Commercial and industrial	16,615	16,035	16,108	19,836	20,130
Construction and land development	5,999	6,051	4,768	4,996	5,515
1-4 family residential	11,691	9,313	6,612	5,554	4,340
Consumer	563	554	574	542	499
Broker-dealer	965	234	521	651	340
	$97,354	$95,442	$91,783	$95,298	$91,185

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$7,784	$5,880
Other noninterest expense	(979)	607
Balance, end of period	$6,805	$6,487

During the three months ended March 31, 2022, the increase in the reserve for unfunded commitments was primarily due to an increase in available commitment balances. During the three months ended March 31, 2023, the decrease in the reserve for unfunded commitments was primarily due to decreases in both available commitment balances and expected loss rates.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our loan portfolio, we had one credit relationship totaling $1.8 million of potential problem loans at March 31, 2023, compared with four credit relationships totaling $4.0 million of potential problem loans at December 31, 2022.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	March 31,	December 31,
	2023	2022	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$1,973	$4,269	$(2,296)
Commercial and industrial	10,807	9,095	1,712
Construction and land development	199	198	1
1-4 family residential	14,387	15,941	(1,554)
Consumer	12	14	(2)
Broker-dealer	—	—	—
	$27,378	$29,517	$(2,139)
Troubled debt restructurings included in accruing loans held for investment (1)	—	803	(803)
Non-performing loans (1)	$27,378	$30,320	$(2,942)

Non-performing loans as a percentage of total loans (1)	0.30%	0.33%	(0.03)%

Other real estate owned	$3,202	$2,325	$877

Other repossessed assets	$—	$—	$—

Non-performing assets (1)	$30,580	$32,645	$(2,065)

Non-performing assets as a percentage of total assets (1)	0.18%	0.20%	(0.02)%

Loans past due 90 days or more and still accruing	$114,523	$92,099	$22,424
(1)	Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-02 which eliminated the recognition and measurement guidance on troubled debt restructurings for creditors. Therefore, we no longer present troubled debt restructurings as a component of non-performing loans and assets.

At March 31, 2023, non-accrual loans included 31 commercial and industrial relationships with loans secured by accounts receivable, recreational vehicles, and equipment. Non-accrual loans at March 31, 2023 also included $4.3 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2022, non-accrual loans included 40 commercial and industrial relationships with loans secured by accounts receivable, automobiles, equipment and notes receivable. Non-accrual loans at December 31, 2022 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale.

OREO increased from December 31, 2022 to March 31, 2023, primarily due to disposals and valuation adjustments totaling $1.5 million, partially offset by additions totaling $2.3 million. At both March 31, 2023 and December 31, 2022, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at March 31, 2023 and December 31, 2022, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. As of March 31, 2023, $104.7 million of loans subject to repurchase were under a forbearance agreement resulting from the recent pandemic. As of March 31, 2023, $64.6 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing intense competition for its deposit base as customers seek higher yields on deposits.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,
	2023		2022
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,789,757	0.00%	$4,507,661	0.00%
Interest-bearing demand deposits	6,049,484	2.07%	6,894,289	0.18%
Savings deposits	305,873	0.82%	348,018	0.05%
Time deposits	884,199	1.99%	959,517	0.47%
	$11,029,313	1.32%	$12,709,485	0.13%

At March 31, 2023, total estimated uninsured deposits were $4.6 billion, or approximately 42% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $0.4 billion, were $4.2 billion, or approximately 38% of total deposits. Total estimated uninsured deposits were $4.1 billion, or approximately 36%, of total deposits as of December 31, 2022.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of March 31, 2023 (in thousands).

Months to maturity:
3 months or less	$33,783
3 months to 6 months	57,125
6 months to 12 months	200,384
Over 12 months	117,154
$408,446

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	March 31, 2023		December 31, 2022
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$1,572,794	4.48%	$970,056	2.27%	$602,738
Notes payable	376,410	4.30%	346,654	4.33%	29,756
	$1,949,204	4.44%	$1,316,710	2.86%	$632,494

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The increase in short-term borrowings at March 31, 2023, compared with December 31, 2022, primarily reflected increases in FHLB borrowings and federal funds purchased by the banking segment and securities sold under agreements to repurchase and short-term bank loans by the broker-dealer segment. Notes payable at March 31, 2023 was comprised of $149.3 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.4 million and mortgage origination segment borrowings of $29.6 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At March 31, 2023, Hilltop had $179.9 million in cash and cash equivalents, an increase of $7.4 million from $172.5 million at December 31, 2022. This increase in cash and cash equivalents was primarily due to the receipt of $27.8 million of dividends from subsidiaries, partially offset by cash outflows of $10.4 million in cash dividends declared, $4.5 million in stock repurchases and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Economic Environment

As previously discussed, operational and financial headwinds during 2022 have had, and are expected to continue to have, an adverse impact on our operating results during 2023. The impacts of noted headwinds in 2023 are highly uncertain and will depend on several developments outside of our control, including, among others, timing and significance of changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, the Russian-Ukraine conflict and its impact on supply chains. In addition, during March 2023, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to recent bank failures as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As demonstrated during the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the recent pandemic crisis and its negative impact on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On April 20, 2023, our board of directors declared a quarterly cash dividend of $0.16 per common share, payable on May 25, 2023 to all common stockholders of record as of the close of business on May 10, 2023.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2023, Hilltop paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2023, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At March 31, 2023, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at March 31, 2023 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of March 31, 2023 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum
			Capital
			Requirements
			Including
			Conservation	To Be Well
	March 31, 2023		Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,418,348	10.69%	4.0%	5.0%
Hilltop	1,910,810	11.82%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,418,348	14.97%	7.0%	6.5%
Hilltop	1,910,810	17.99%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,418,348	14.97%	8.5%	8.0%
Hilltop	1,910,810	17.99%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,511,156	15.94%	10.5%	10.0%
Hilltop	2,204,120	20.75%	10.5%	N/A

We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item 1, of our 2022 Form 10-K.

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

	March 31,	December 31,
	2023	2022
FHLB capacity	$3,714	$4,139
Investment portfolio (available)	1,637	1,606
Fed deposits (excess daily requirements)	1,601	1,332
	$6,952	$7,077

As previously discussed, during March 2023, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to recent bank failures as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. These failures underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs are maintained. During the first quarter of 2023, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. In addition, during March 2023, the Bank accessed and included additional core deposits on its balance sheet of approximately $650 million from our Hilltop Securities FDIC-insured sweep program. The Bank also utilized $450.0 million of its FHLB borrowing capacity noted above through the use of short-term borrowings.

Further, since March 31, 2023, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $350 million and are evaluating the pledging of additional available, or unencumbered, securities to various Federal Reserve programs. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 7.68% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 3.59% of the Bank’s total deposits at March 31, 2023. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2023, Hilltop Securities had credit arrangements with three unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. At March 31, 2023, Hilltop Securities had $84.0 million in borrowings under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of March 31, 2023, the weighted average maturity of the CP Notes was 137 days at a rate of 5.57% with a weighted average remaining life of 73 days. At March 31, 2023, the aggregate amount outstanding under these secured arrangements was $227.2 million, which was collateralized by securities held for Hilltop Securities accounts valued at $249.1 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $2.0 billion, of which $914 million was drawn at March 31, 2023. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at March 31, 2023.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds a controlling ownership interest in and is the managing member of certain ABAs. At March 31, 2023, these ABAs had combined available lines of credit totaling $105.0 million, $30.0 million of which was with a single unaffiliated bank, and the remaining $75.0 million of which was with the Bank. At March 31, 2023, Ventures Management had outstanding borrowings of $46.3 million, $16.6 million of which was with the Bank.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

Since December 31, 2022, there have been no material changes in other material contractual obligations disclosed within the section captioned “Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees” set forth in Part II, Item 7 of our 2022 Form 10-K.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.4 billion at March 31, 2023 and outstanding financial and performance standby letters of credit of $72.0 million at March 31, 2023.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, inflation rose sharply at the end of 2021 and have continued to rise into 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Furthermore, a prolonged period of inflation could cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Critical Accounting Estimates

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, mortgage servicing rights asset, goodwill and identifiable intangible assets, mortgage loan indemnification liability and acquisition accounting. Since December 31, 2022, there have been no changes in critical accounting estimates as further described under “Critical Accounting Estimates” in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2023 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2022 Form 10-K, except as discussed below.

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

	March 31, 2023
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,118,197	$1,241,740	$1,843,294	$879,232	$673,901	$8,756,364
Securities	584,790	224,039	500,690	360,029	1,023,346	2,692,894
Federal funds sold and securities purchased under agreements to resell	1,618,750	—	—	—	—	1,618,750
Other interest sensitive assets	1,633,793	—	—	—	29,649	1,663,442
Total interest sensitive assets	7,955,530	1,465,779	2,343,984	1,239,261	1,726,896	14,731,450

Interest sensitive liabilities:
Interest bearing checking	$5,958,044	$—	$—	$—	$—	$5,958,044
Savings	298,797	—	—	—	—	298,797
Time deposits	107,586	575,014	210,759	15,338	—	908,697
Notes payable and other borrowings	898,330	124	399	522	2,123	901,498
Total interest sensitive liabilities	7,262,757	575,138	211,158	15,860	2,123	8,067,036

Interest sensitivity gap	$692,773	$890,641	$2,132,826	$1,223,401	$1,724,773	$6,664,414

Cumulative interest sensitivity gap	$692,773	$1,583,414	$3,716,240	$4,939,641	$6,664,414

Percentage of cumulative gap to total interest sensitive assets	4.70%	10.75%	25.23%	33.53%	45.24%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2023 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$33,478	7.39%	$154,192	8.32%
+100	$17,610	3.89%	$102,253	5.52%
-50	$(9,038)	(2.00)%	$(76,613)	(4.13)%
-100	$(18,481)	(4.08)%	$(166,275)	(8.97)%
-200	$(40,741)	(9.00)%	$(387,923)	(20.93)%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2023 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle in 2023, we are evaluating our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

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

	March 31, 2023
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$218	$31,627	$46,570	$149,461	$227,876
U.S. government and government agency obligations	14,979	(7,748)	12,247	349,212	368,690
Corporate obligations	7,422	20,276	275	13,453	41,426
Total debt securities	22,619	44,155	59,092	512,126	637,992
Corporate equity securities	2	—	—	—	2
Other	3,334	—	—	—	3,334
	$25,955	$44,155	$59,092	$512,126	$641,328

Weighted average yield
Municipal obligations	0.02%	2.42%	3.27%	4.50%	3.96%
U.S. government and government agency obligations	4.40%	1.81%	3.20%	5.97%	5.59%
Corporate obligations	5.87%	4.07%	3.06%	3.07%	3.85%

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

We have expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of retained MSR. One of the principal risks associated with MSR is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, futures contracts and forward MBS commitments, as a means to mitigate market risk associated with MSR assets. No hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and, correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR.

The goal of our interest rate risk management strategy within our mortgage origination segment is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept.

Consolidated

At March 31, 2023, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $380 million, and included $350 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at March 31, 2023 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+200	$66,557	11.69%
+100	$34,122	5.99%
-50	$(17,274)	(3.03)%
-100	$(34,964)	(6.14)%
-200	$(73,628)	(12.93)%

The projected changes in net interest income to changes in interest rates at March 31, 2023 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Item 1A. Risk Factors.

The following risk factor represents a material change to the risk factors disclosed under “Item 1A. Risk Factors” of our 2022 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2022 Form 10-K.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Recent events relating to the failures of certain banking entities in March 2023, i.e. Silicon Valley Bank and Signature Bank, have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions as well as caused the stock prices of many financial institutions to become volatile. In the future, events such as these bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to these failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve Bank announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. However, it is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2023	—	$—	—	$75,000,000
February 1 - February 28, 2023	—	—	—	75,000,000
March 1 - March 31, 2023	144,403	31.15	144,403	70,501,138
Total	144,403	$31.15	144,403
(1)	In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: April 24, 2023	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)