Form 10-Q/A
period 2023-03-31
Hilltop Holdings Inc.
filed 2023-04-26
CIK 1265131

HOW

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) amends our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 24, 2023 (the “Original Filing”). However, this amendment does not change our consolidated financial statements as set forth in the Original Filing.

This Amended Filing is being filed solely for the purpose of correcting typographical errors relating to the amounts of estimated uninsured deposits and the corresponding percentages of total deposits appearing on page 54 of the Original Filing. While such figures on page 54 of the Original Filing contained typographical errors, analogous figures provided on page 75 of the Original Filing were reported correctly. As of March 31, 2023, total estimated uninsured deposits were $4.6 billion, or approximately 42% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $0.4 billion, were $4.2 billion, or approximately 38% of total deposits.

We are amending and restating in its entirety Item 2 of Part I to reflect the correction of the above-referenced typographical errors. There have been no changes to the Original Filing other than those specifically described in this Explanatory Note. Items included in the Original Filing that are not amended by this Amended Filing remain in effect as of the date of the Original Filing.

HILLTOP HOLDINGS INC.

FORM 10-Q/A (Amendment No. 1)

FOR THE QUARTER ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART II — OTHER INFORMATION

Item 6.	Exhibits	44

PART I

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

PART II

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive File
*	Filed herewith.

** Previously furnished with our Quarterly Report on Form 10-Q originally filed on April 24, 2023.

	Previously filed with our Quarterly Report on Form 10-Q originally filed on April 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: April 25, 2023	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)