Form 10-Q
period 2023-06-30
Hilltop Holdings Inc.
filed 2023-07-24
CIK 1265131

HOW

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant's common stock outstanding at July 21, 2023 was 65,091,808.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$1,584,709	$1,579,512
Federal funds sold	650	650
Assets segregated for regulatory purposes	50,711	67,737
Securities purchased under agreements to resell	143,982	118,070
Securities:
Trading, at fair value	696,649	755,032
Available for sale, at fair value, net (amortized cost of $1,658,036 and $1,788,557, respectively)	1,526,869	1,658,766
Held to maturity, at amortized cost, net (fair value of $755,186 and $785,335, respectively)	847,437	875,532
Equity, at fair value	258	200
	3,071,213	3,289,530

Loans held for sale	1,333,044	982,616
Loans held for investment, net of unearned income	8,354,122	8,092,673
Allowance for credit losses	(109,306)	(95,442)
Loans held for investment, net	8,244,816	7,997,231

Broker-dealer and clearing organization receivables	1,474,177	1,038,055
Premises and equipment, net	176,574	184,950
Operating lease right-of-use assets	97,979	102,443
Mortgage servicing rights	95,101	100,825
Other assets	588,166	518,899
Goodwill	267,447	267,447
Other intangible assets, net	9,772	11,317
Total assets	$17,138,341	$16,259,282

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,451,438	$3,968,862
Interest-bearing	7,712,739	7,346,887
Total deposits	11,164,177	11,315,749

Broker-dealer and clearing organization payables	1,306,646	966,470
Short-term borrowings	1,628,637	970,056
Securities sold, not yet purchased, at fair value	74,761	53,023
Notes payable	364,531	346,654
Operating lease liabilities	119,999	126,759
Other liabilities	389,336	417,042
Total liabilities	15,048,087	14,195,753
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 65,070,667 and 64,684,625 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	651	647
Additional paid-in capital	1,050,191	1,046,331
Accumulated other comprehensive loss	(131,718)	(133,531)
Retained earnings	1,144,624	1,123,636
Deferred compensation employee stock trust, net	450	481
Employee stock trust (21,126 and 22,566 shares, at cost, at June 30, 2023 and December 31, 2022, respectively)	(599)	(640)
Total Hilltop stockholders' equity	2,063,599	2,036,924
Noncontrolling interests	26,655	26,605
Total stockholders' equity	2,090,254	2,063,529
Total liabilities and stockholders' equity	$17,138,341	$16,259,282

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$138,397	$98,728	$261,776	$189,136
Securities borrowed	18,515	10,498	35,583	19,315
Securities:
Taxable	26,719	17,288	52,321	32,869
Tax-exempt	2,566	2,141	5,754	4,560
Other	27,229	6,478	49,419	8,790
Total interest income	213,426	135,133	404,853	254,670

Interest expense:
Deposits	54,726	5,456	90,550	9,649
Securities loaned	16,413	8,512	31,759	15,984
Short-term borrowings	17,706	3,020	30,150	5,065
Notes payable	3,973	3,809	7,826	8,246
Other	2,342	2,280	4,597	3,679
Total interest expense	95,160	23,077	164,882	42,623

Net interest income	118,266	112,056	239,971	212,047
Provision for credit losses	14,836	5,336	17,167	5,451
Net interest income after provision for credit losses	103,430	106,720	222,804	206,596

Noninterest income:
Net gains from sale of loans and other mortgage production income	48,535	97,543	88,501	208,437
Mortgage loan origination fees	41,440	42,378	70,217	74,440
Securities commissions and fees	29,606	34,757	60,829	71,903
Investment and securities advisory fees and commissions	32,037	32,002	58,885	61,707
Other	39,034	32,593	74,714	39,214
Total noninterest income	190,652	239,273	353,146	455,701

Noninterest expense:
Employees' compensation and benefits	176,908	205,327	344,725	405,346
Occupancy and equipment, net	23,025	24,231	45,890	48,997
Professional services	12,594	16,246	23,291	26,309
Other	54,450	52,739	103,541	104,241
Total noninterest expense	266,977	298,543	517,447	584,893

Income before income taxes	27,105	47,450	58,503	77,404
Income tax expense	7,167	12,127	10,797	17,942
Net income	19,938	35,323	47,706	59,462
Less: Net income attributable to noncontrolling interest	1,805	2,063	3,773	3,952
Income attributable to Hilltop	$18,133	$33,260	$43,933	$55,510

Earnings per common share:
Basic	$0.28	$0.45	$0.68	$0.73
Diluted	$0.28	$0.45	$0.68	$0.73

Weighted average share information:
Basic	65,025	73,693	64,963	76,389
Diluted	65,054	73,838	64,993	76,569

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$19,938	$35,323	$47,706	$59,462
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $1,010, $808, $4 and $2,911, respectively	3,386	14,532	137	36,409
Net unrealized gains (losses) on securities available-for-sale, net taxes of $(3,308), $(8,804), $(148) and $(19,481), respectively	(11,097)	(31,775)	(1,234)	(67,318)
Reclassification adjustment for gains (losses) included in net income, net taxes of $1, $0, $1 and $3, respectively	6	—	6	10
Adjustment for unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $0, $0, $0 and $(17,033), respectively	—	—	—	(56,690)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $435, $760, $873 and $760, respectively	1,447	2,529	2,904	2,529
Comprehensive income (loss)	13,680	20,609	49,519	(25,598)
Less: comprehensive income attributable to noncontrolling interest	1,805	2,063	3,773	3,952

Comprehensive income (loss) applicable to Hilltop	$11,875	$18,546	$45,746	$(29,550)

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, March 31, 2022	79,439	$794	$1,275,649	$(80,565)	$1,267,415	$744	5	$(104)	$2,463,933	$26,662	$2,490,595
Net income	—	—	—	—	33,260	—	—	—	33,260	2,063	35,323
Other comprehensive loss	—	—	—	(14,714)	—	—	—	—	(14,714)	—	(14,714)
Stock-based compensation expense	—	—	2,105	—	—	—	—	—	2,105	—	2,105
Common stock issued to board members	6	—	153	—	—	—	—	—	153	—	153
Issuance of common stock related to share-based awards, net	—	—	(7)	—	—	—	—	—	(7)	—	(7)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.15 per share)	—	—	—	—	(11,918)	—	—	—	(11,918)	—	(11,918)
Deferred compensation plan	—	—	—	—	—	(49)	29	(850)	(899)	—	(899)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(899)	(899)
Balance, June 30, 2022	64,576	$646	$1,039,261	$(95,279)	$1,085,208	$695	34	$(954)	$2,029,577	$27,826	$2,057,403

Balance, March 31, 2023	65,023	$650	$1,044,774	$(125,461)	$1,136,901	$446	21	$(599)	$2,056,711	$27,087	$2,083,798
Net income	—	—	—	—	18,133	—	—	—	18,133	1,805	19,938
Other comprehensive loss	—	—	—	(6,257)	—	—	—	—	(6,257)	—	(6,257)
Stock-based compensation expense	—	—	5,984	—	—	—	—	—	5,984	—	5,984
Common stock issued to board members	5	—	150	—	—	—	—	—	150	—	150
Issuance of common stock related to share-based awards, net	43	1	(717)	—	—	—	—	—	(716)	—	(716)
Dividends on common stock ($0.16 per share)	—	—	—	—	(10,410)	—	—	—	(10,410)	—	(10,410)
Deferred compensation plan	—	—	—	—	—	4	—	—	4	—	4
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,237)	(2,237)
Balance, June 30, 2023	65,071	$651	$1,050,191	$(131,718)	$1,144,624	$450	21	$(599)	$2,063,599	$26,655	$2,090,254

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	55,510	—	—	—	55,510	3,952	59,462
Other comprehensive loss	—	—	—	(85,060)	—	—	—	—	(85,060)	—	(85,060)
Stock-based compensation expense	—	—	7,219	—	—	—	—	—	7,219	—	7,219
Common stock issued to board members	11	—	305	—	—	—	—	—	305	—	305
Issuance of common stock related to share-based awards, net	469	4	(4,070)	—	—	—	—	—	(4,066)	—	(4,066)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.30 per share)	—	—	—	—	(23,767)	—	—	—	(23,767)	—	(23,767)
Deferred compensation plan	—	—	—	—	—	(57)	28	(839)	(896)	—	(896)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,661)	(2,661)
Balance, June 30, 2022	64,576	$646	$1,039,261	$(95,279)	$1,085,208	$695	34	$(954)	$2,029,577	$27,826	$2,057,403

Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	43,933	—	—	—	43,933	3,773	47,706
Other comprehensive income	—	—	—	1,813	—	—	—	—	1,813	—	1,813
Stock-based compensation expense	—	—	10,031	—	—	—	—	—	10,031	—	10,031
Common stock issued to board members	10	—	300	—	—	—	—	—	300	—	300
Issuance of common stock related to share-based awards, net	521	6	(4,154)	—	—	—	—	—	(4,148)	—	(4,148)
Repurchases of common stock	(145)	(2)	(2,317)	—	(2,184)	—	—	—	(4,503)	—	(4,503)
Dividends on common stock ($0.32 per share)	—	—	—	—	(20,761)	—	—	—	(20,761)	—	(20,761)
Deferred compensation plan	—	—	—	—	—	(31)	(2)	41	10	—	10
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,723)	(3,723)
Balance, June 30, 2023	65,071	$651	$1,050,191	$(131,718)	$1,144,624	$450	21	$(599)	$2,063,599	$26,655	$2,090,254

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$47,706	$59,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	17,167	5,451
Depreciation, amortization and accretion, net	10,233	14,171
Deferred income taxes	4,684	2,585
Other, net	10,070	7,296
Net change in securities purchased under agreements to resell	(25,912)	(21,667)
Net change in trading securities	58,383	54,725
Net change in broker-dealer and clearing organization receivables	(364,344)	893,304
Net change in other assets	(44,250)	(1,432)
Net change in broker-dealer and clearing organization payables	326,331	(629,481)
Net change in other liabilities	(28,213)	(40,489)
Net change in securities sold, not yet purchased	21,738	39,382
Proceeds from sale of mortgage servicing rights asset	19,055	1,876
Change in valuation of mortgage servicing rights asset	6,769	(18,064)
Net gains from sales of loans	(88,501)	(208,437)
Loans originated for sale	(4,843,504)	(8,206,551)
Proceeds from loans sold	4,548,967	8,793,501
Net cash provided by (used in) operating activities	(323,621)	745,632
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	31,043	39,631
Proceeds from sales, maturities and principal reductions of securities available for sale	150,389	190,943
Purchases of securities held to maturity	—	(6,254)
Purchases of securities available for sale	(19,997)	(470,617)
Purchases of equity securities	—	(30)
Net change in loans held for investment	(334,149)	(316,887)
Purchases of premises and equipment and other assets	(3,594)	(4,559)
Proceeds from sales of premises and equipment and other real estate owned	1,985	1,803
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(18,395)	(144)
Net cash used in investing activities	(192,718)	(566,114)
Financing Activities
Net change in deposits	(137,727)	(810,292)
Net change in short-term borrowings	658,148	(37,200)
Proceeds from notes payable	322,215	412,421
Payments on notes payable	(304,580)	(410,832)
Payments to repurchase common stock	(4,503)	(442,336)
Dividends paid on common stock	(20,761)	(23,767)
Net cash distributed to noncontrolling interest	(3,723)	(2,661)
Other, net	(4,559)	(5,363)
Net cash provided by (used in) financing activities	504,510	(1,320,030)

Net change in cash, cash equivalents and restricted cash	(11,829)	(1,140,512)
Cash, cash equivalents and restricted cash, beginning of period	1,647,899	3,045,263
Cash, cash equivalents and restricted cash, end of period	$1,636,070	$1,904,751

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,584,709	$1,783,554
Federal funds sold	650	381
Assets segregated for regulatory purposes	50,711	120,816
Total cash, cash equivalents and restricted cash	$1,636,070	$1,904,751
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$160,333	$42,273
Cash paid for income taxes, net of refunds	$14,767	$6,840
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$3,142	$179
Additions to mortgage servicing rights	$20,100	$18,510

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2023 and December 31, 2022, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.18 billion and $855.7 million, respectively, and the unpaid principal balance of those loans was $1.18 billion and $850.3 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2023	Inputs	Inputs	Inputs	Fair Value
Trading securities	$7,546	$689,103	$—	$696,649
Available for sale securities	—	1,526,869	—	1,526,869
Equity securities	258	—	—	258
Loans held for sale	—	1,139,035	41,292	1,180,327
Loans held for investment	—	—	9,714	9,714
Derivative assets	—	85,053	—	85,053
MSR asset	—	—	95,101	95,101
Securities sold, not yet purchased	47,787	26,974	—	74,761
Derivative liabilities	—	15,188	—	15,188

	Level 1	Level 2	Level 3	Total
December 31, 2022	Inputs	Inputs	Inputs	Fair Value
Trading securities	$15,456	$739,576	$—	$755,032
Available for sale securities	—	1,658,766	—	1,658,766
Equity securities	200	—	—	200
Loans held for sale	—	814,990	40,707	855,697
Loans held for investment	—	—	9,181	9,181
Derivative assets	—	88,977	—	88,977
MSR asset	—	—	100,825	100,825
Securities sold, not yet purchased	25,506	27,517	—	53,023
Derivative liabilities	—	11,405	—	11,405

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2023
Loans held for sale	$33,993	$20,712	$(7,275)	$—	$(6,138)	$—	$41,292
Loans held for investment	9,437	—	—	—	277	—	9,714
MSR asset	103,314	6,890	(19,055)	—	3,952	—	95,101
Total	$146,744	$27,602	$(26,330)	$—	$(1,909)	$—	$146,107

Six months ended June 30, 2023
Loans held for sale	$40,707	$37,508	$(30,729)	$(446)	$(5,748)	$—	$41,292
Loans held for investment	9,181	—	—	—	533	—	9,714
MSR asset	100,825	20,100	(19,055)	—	(6,769)	—	95,101
Total	$150,713	$57,608	$(49,784)	$(446)	$(11,984)	$—	$146,107

Three months ended June 30, 2022
Loans held for sale	$45,977	$13,456	$(12,090)	$1,094	$(6,705)	$—	$41,732
Loans held for investment	9,611	—	(562)	—	(22)	—	9,027
MSR asset	100,475	11,210	—	—	10,003	—	121,688
Total	$156,063	$24,666	$(12,652)	$1,094	$3,276	$—	$172,447

Six months ended June 30, 2022
Loans held for sale	$47,716	$20,442	$(24,748)	$5,838	$(7,516)	$—	$41,732
Loans held for investment	—	9,611	(562)	—	(22)	—	9,027
MSR asset	86,990	18,510	(1,876)	—	18,064	—	121,688
Total	$134,706	$48,563	$(27,186)	$5,838	$10,526	$—	$172,447

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2023.

For material Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	June 30, 2023				December 31, 2022
Loans held for sale	Market comparable	Projected price	82	-	90%	(83%)	88	-	95%	(89%)

Loans held for investment	Discounted cash flow	Discount rate			11.50%				11.88%

MSR asset	Discounted cash flow	Constant prepayment rate			8.49%				8.14%
		Discount rate			11.71%				12.10%

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

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(12,366)	$—	$(12,366)	$14,862	$—	$14,862
Loans held for investment	—	—	—	(283)	—	(283)
MSR asset	3,952	—	3,952	10,003	—	10,003

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(2,233)	$—	$(2,233)	$(35,994)	$—	$(35,994)
Loans held for investment	—	—	—	(283)	—	(283)
MSR asset	(6,769)	—	(6,769)	18,064	—	18,064

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2023	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,585,359	$1,585,359	$—	$—	$1,585,359
Assets segregated for regulatory purposes	50,711	50,711	—	—	50,711
Securities purchased under agreements to resell	143,982	—	143,982	—	143,982
Held to maturity securities	847,437	—	755,186	—	755,186
Loans held for sale	152,717	—	121,186	32,477	153,663
Loans held for investment, net	8,235,102	—	359,444	7,836,335	8,195,779
Broker-dealer and clearing organization receivables	1,474,177	—	1,474,177	—	1,474,177
Other assets	77,919	—	76,253	1,666	77,919

Financial liabilities:
Deposits	11,164,177	—	11,145,156	—	11,145,156
Broker-dealer and clearing organization payables	1,306,646	—	1,306,646	—	1,306,646
Short-term borrowings	1,628,637	—	1,628,637	—	1,628,637
Debt	364,531	—	344,720	—	344,720
Other liabilities	9,766	—	9,766	—	9,766

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2022	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,580,162	$1,580,162	$—	$—	$1,580,162
Assets segregated for regulatory purposes	67,737	67,737	—	—	67,737
Securities purchased under agreements to resell	118,070	—	118,070	—	118,070
Held to maturity securities	875,532	—	785,335	—	785,335
Loans held for sale	126,919	—	82,684	42,908	125,592
Loans held for investment, net	7,988,050	—	431,223	7,434,038	7,865,261
Broker-dealer and clearing organization receivables	1,038,055	—	1,038,055	—	1,038,055
Other assets	77,052	—	75,386	1,666	77,052

Financial liabilities:
Deposits	11,315,749	—	11,295,153	—	11,295,153
Broker-dealer and clearing organization payables	966,470	—	966,470	—	966,470
Short-term borrowings	970,056	—	970,056	—	970,056
Debt	346,654	—	350,104	—	350,104
Other liabilities	5,410	—	5,410	—	5,410

The Company held equity investments other than securities of $53.9 million and $57.6 million at June 30, 2023 and December 31, 2022, respectively, which are included within other assets in the consolidated balance sheets. Of the $53.9 million of such equity investments held at June 30, 2023, $22.7 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$22,507	$27,986	$27,264	$16,817
Additional investments	—	—	—	11,000
Upward adjustments	182	231	425	445
Impairments and downward adjustments	(35)	(34)	(5,035)	(79)
Balance, end of period	$22,654	$28,183	$22,654	$28,183

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2023	2022
U.S. Treasury securities	$7,481	$10,466
U.S. government agencies:
Bonds	20,545	20,878
Residential mortgage-backed securities	262,410	214,100
Collateralized mortgage obligations	83,564	182,717
Corporate debt securities	56,739	42,685
States and political subdivisions	229,705	260,271
Private-label securitized product	29,627	9,265
Other	6,578	14,650
Totals	$696,649	$755,032

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $74.8 million and $53.0 million at June 30, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,982	$—	$(492)	$4,490
U.S. government agencies:
Bonds	173,688	190	(1,383)	172,495
Residential mortgage-backed securities	421,362	—	(47,423)	373,939
Commercial mortgage-backed securities	183,708	56	(8,635)	175,129
Collateralized mortgage obligations	834,844	38	(70,012)	764,870
States and political subdivisions	39,452	50	(3,556)	35,946
Totals	$1,658,036	$334	$(131,501)	$1,526,869

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,655	$3	$(514)	$19,144
U.S. government agencies:
Bonds	202,834	323	(900)	202,257
Residential mortgage-backed securities	455,121	12	(48,775)	406,358
Commercial mortgage-backed securities	183,266	65	(7,832)	175,499
Collateralized mortgage obligations	887,521	—	(68,627)	818,894
States and political subdivisions	40,160	57	(3,603)	36,614
Totals	$1,788,557	$460	$(130,251)	$1,658,766

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2023	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$289,806	$—	$(28,471)	$261,335
Commercial mortgage-backed securities	180,109	—	(15,529)	164,580
Collateralized mortgage obligations	299,519	—	(41,390)	258,129
States and political subdivisions	78,003	78	(6,939)	71,142
Totals	$847,437	$78	$(92,329)	$755,186

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$301,583	$—	$(29,727)	$271,856
Commercial mortgage-backed securities	180,942	—	(14,935)	166,007
Collateralized mortgage obligations	314,705	—	(38,343)	276,362
States and political subdivisions	78,302	26	(7,218)	71,110
Totals	$875,532	$26	$(90,223)	$785,335

Additionally, the Company had unrealized net gains of $0.2 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively, from equity securities with fair values of $0.3 million and $0.2 million held at June 30, 2023 and December 31, 2022, respectively. The Company recognized net gains of $0.1 million and net losses of $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and recognized net gains of $0.1 million and net losses of $0.1 million during the six months ended June 30, 2023 and 2022, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2023 and 2022, net gains and losses recognized from equity securities sold were nominal.

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

	June 30, 2023			December 31, 2022
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,490	492	1	4,465	514
	1	4,490	492	1	4,465	514
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	23	147,011	1,082	15	98,246	388
Unrealized loss for twelve months or longer	3	14,196	301	3	15,263	512
	26	161,207	1,383	18	113,509	900
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	45	66,246	3,304	95	168,351	10,036
Unrealized loss for twelve months or longer	82	307,692	44,119	30	236,739	38,739
	127	373,938	47,423	125	405,090	48,775
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	5	29,845	1,351	11	79,337	2,047
Unrealized loss for twelve months or longer	14	140,501	7,284	8	86,923	5,785
	19	170,346	8,635	19	166,260	7,832
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	20	119,282	4,823	97	563,872	30,980
Unrealized loss for twelve months or longer	123	632,286	65,189	48	244,917	37,647
	143	751,568	70,012	145	808,789	68,627
States and political subdivisions:
Unrealized loss for less than twelve months	27	11,546	204	34	20,555	964
Unrealized loss for twelve months or longer	34	16,032	3,352	29	7,892	2,639
	61	27,578	3,556	63	28,447	3,603
Total available for sale:
Unrealized loss for less than twelve months	120	373,930	10,764	252	930,361	44,415
Unrealized loss for twelve months or longer	257	1,115,197	120,737	119	596,199	85,836
	377	$1,489,127	$131,501	371	$1,526,560	$130,251

	June 30, 2023			December 31, 2022
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	14	$59,089	$5,928
Unrealized loss for twelve months or longer	41	261,335	28,471	31	212,768	23,799
	41	261,335	28,471	45	271,857	29,727
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	3	10,627	434	30	163,172	14,483
Unrealized loss for twelve months or longer	28	153,952	15,095	1	2,834	452
	31	164,579	15,529	31	166,006	14,935
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	18	33,836	3,225
Unrealized loss for twelve months or longer	54	258,128	41,390	38	242,527	35,118
	54	258,128	41,390	56	276,363	38,343
States and political subdivisions:
Unrealized loss for less than twelve months	55	24,153	701	150	59,459	5,362
Unrealized loss for twelve months or longer	118	39,730	6,238	27	8,093	1,856
	173	63,883	6,939	177	67,552	7,218
Total held to maturity:
Unrealized loss for less than twelve months	58	34,780	1,135	212	315,556	28,998
Unrealized loss for twelve months or longer	241	713,145	91,194	97	466,222	61,225
	299	$747,925	$92,329	309	$781,778	$90,223

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2023 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,547	$11,271	$882	$881
Due after one year through five years	74,378	73,073	1,308	1,231
Due after five years through ten years	61,678	61,140	28,303	26,623
Due after ten years	70,519	67,447	47,510	42,407
	218,122	212,931	78,003	71,142

Residential mortgage-backed securities	421,362	373,939	289,806	261,335
Commercial mortgage-backed securities	183,708	175,129	180,109	164,580
Collateralized mortgage obligations	834,844	764,870	299,519	258,129
	$1,658,036	$1,526,869	$847,437	$755,186

The Company recognized net gains of $9.2 million and $6.8 million from its trading portfolio during the three months ended June 30, 2023 and 2022, respectively, and net gains of $19.7 million and net losses of $4.7 million during the six months ended June 30, 2023 and 2022, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $11.3 million and $2.4 million during the three months ended June 30, 2023 and 2022, respectively, and net gains from structured product trading activities of $43.9 million and $9.1 million during the six months ended June 30, 2023 and 2022, respectively. The Company had nominal other realized gains and losses on securities during the three and six months ended June 30, 2023 and 2022, respectively. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $640.0 million and $778.6 million (with a fair value of $594.1 million and $717.6 million, respectively) at June 30, 2023 and December 31, 2022, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at June 30, 2023 and December 31, 2022.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2023	2022
Commercial real estate	$3,275,910	$3,245,873
Commercial and industrial	1,797,639	1,639,980
Construction and land development	1,083,103	980,896
1-4 family residential	1,811,362	1,767,099
Consumer	26,664	27,602
Broker-dealer (1)	359,444	431,223
	8,354,122	8,092,673
Allowance for credit losses	(109,306)	(95,442)
Total loans held for investment, net of allowance	$8,244,816	$7,997,231
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
June 30, 2023	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$8,003	$—	$34	$8,037	$1,862,164	$1,870,201	$—
Owner occupied	4,964	2,247	12	7,223	1,398,486	1,405,709	—
Commercial and industrial	14,002	59	4,641	18,702	1,778,937	1,797,639	49
Construction and land development	1,647	—	—	1,647	1,081,456	1,083,103	—
1-4 family residential	3,097	1,506	3,338	7,941	1,803,421	1,811,362	1
Consumer	47	1	9	57	26,607	26,664	1
Broker-dealer	—	—	—	—	359,444	359,444	—
	$31,760	$3,813	$8,034	$43,607	$8,310,515	$8,354,122	$51

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2022	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$567	$—	$235	$802	$1,869,750	$1,870,552	$—
Owner occupied	1,037	2,880	—	3,917	1,371,404	1,375,321	—
Commercial and industrial	609	82	5,598	6,289	1,633,691	1,639,980	49
Construction and land development	3,665	—	—	3,665	977,231	980,896	—
1-4 family residential	9,733	773	4,467	14,973	1,752,126	1,767,099	1
Consumer	177	7	14	198	27,404	27,602	1
Broker-dealer	—	—	—	—	431,223	431,223	—
	$15,788	$3,742	$10,314	$29,844	$8,062,829	$8,092,673	$51

In addition to the loans shown in the tables above, PrimeLending had $130.0 million and $92.0 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $130.3 million and $92.4 million, respectively) that were 90 days past due and accruing interest at June 30, 2023 and December 31, 2022, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	June 30, 2023			December 31, 2022			Interest Income Recognized
	With	With No		With	With No		Three Months Ended June 30,		Six Months Ended June 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2023	2022	2023	2022
Commercial real estate:
Non-owner occupied	$472	$1,984	$2,456	$688	$562	$1,250	$58	$60	$181	$157
Owner occupied	767	329	1,096	2,862	157	3,019	261	334	324	417
Commercial and industrial	582	20,860	21,442	3,727	5,368	9,095	138	439	269	627
Construction and land development	395	—	395	1	—	1	29	8	36	15
1-4 family residential	407	9,390	9,797	433	10,862	11,295	379	1,304	835	1,725
Consumer	9	—	9	14	—	14	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$2,632	$32,563	$35,195	$7,725	$16,949	$24,674	$865	$2,145	$1,645	$2,941

At June 30, 2023 and December 31, 2022, $3.8 million and $4.8 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis increased from December 31, 2022 to June 30, 2023 by $10.5 million. The change in non-accrual loans was primarily due to increases in commercial and industrial loans of $12.3 million, partially offset by decreases in 1-4 family residential loans of $1.5 million and commercial real estate owner occupied loans of $1.9 million. The increase in commercial and industrial loans was primarily due to the addition of two relationships with an aggregate loan balance of $14.2 million to non-accrual status since December 31, 2022, partially offset by principal paydowns. The decrease in commercial real estate owner occupied loans in non-accrual status since December 31, 2022 was primarily due to the foreclosure of one office property in Texas.

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

					Total
					Modifications as a
	Interest Rate	Term	Principal	Payment	% of Portfolio
June 30, 2023	Reduction	Extension	Forgiveness	Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$43,538	$—	$—	2.3%
Owner occupied	—	2,214	—	—	0.2%
Commercial and industrial	—	11,383	—	2,960	0.8%
Construction and land development	—	308	—	—	0.0%
1-4 family residential	—	—	—	—	—%
Consumer	—	—	—	—	—%
Broker-Dealer	—	—	—	—	—%
Total	$—	$57,443	$—	$2,960	0.7%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty (in thousands).

Weighted-Average
Term Extension
June 30, 2023	(in months)
Commercial real estate:
Non-owner occupied	25
Owner occupied	35
Commercial and industrial	8
Construction and land development	9
1-4 family residential	—
Consumer	—
Broker-Dealer	—
Total	22

There were no loans that have been modified during the six months ended June 30, 2023 for which a payment was at least 30 days past due.

Troubled Debt Restructurings

During the three months ended June 30, 2022 there were two TDRs granted with a balance at date of extension of $3.0 million and a balance at June 30, 2022 of $3.0 million. During the six months ended June 30, 2022 there were three TDRs granted with a balance at date of extension of $3.6 million and a balance at June 30, 2022 of $3.1 million. The Bank had no unadvanced commitments to borrowers whose loans had been restructured in TDRs at June 30, 2022. There were no TDRs granted during the twelve months preceding June 30, 2022 for which a payment was at least 30 days past due.

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

	Amortized Cost Basis by Origination Year							Loans
						2018 and		Converted to
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$657	$37,424	$33,322	$8,877	$7,813	$6,905	$51	$194	$95,243
Internal Grade 4-7 (Pass normal risk)	90,911	298,895	395,438	128,334	75,641	61,348	33,100	1,807	1,085,474
Internal Grade 8-11 (Pass high risk and watch)	54,971	150,585	112,274	92,970	55,209	114,396	14,676	847	595,928
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	55,940	11,797	14,550	1,600	6,078	1,135	—	—	91,100
Internal Grade 14 (Substandard non-accrual)	—	1,442	385	—	—	629	—	—	2,456
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$34,739	$20,200	$110,795	$53,924	$17,513	$62,379	$2,802	$14,710	$317,062
Internal Grade 4-7 (Pass normal risk)	55,489	177,783	148,245	86,997	73,217	124,323	16,804	—	682,858
Internal Grade 8-11 (Pass high risk and watch)	21,336	89,184	78,420	79,419	20,976	70,269	5,921	1,514	367,039
Internal Grade 12 (Special mention)	—	—	—	638	2,781	—	—	—	3,419
Internal Grade 13 (Substandard accrual)	2,351	7,307	2,773	6,894	1,470	13,274	166	—	34,235
Internal Grade 14 (Substandard non-accrual)	—	172	663	—	—	261	—	—	1,096
Current period gross charge-offs	—	—	—	—	—	977	—	—	977

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$10,502	$31,296	$32,937	$20,027	$20,541	$2,649	$27,000	$—	$144,952
Internal Grade 4-7 (Pass normal risk)	45,580	114,639	140,978	36,366	6,126	15,881	300,172	256	659,998
Internal Grade 8-11 (Pass high risk and watch)	63,626	114,686	38,346	31,942	9,237	9,175	293,752	2,465	563,229
Internal Grade 12 (Special mention)	—	—	140	—	—	—	79	—	219
Internal Grade 13 (Substandard accrual)	3,897	2,008	4,789	4,276	5,029	5,306	15,815	26,583	67,703
Internal Grade 14 (Substandard non-accrual)	84	177	162	4,616	—	2,258	10,380	3,765	21,442
Current period gross charge-offs	53	3,001	—	—	25	—	—	—	3,079

Construction and land development
Internal Grade 1-3 (Pass low risk)	$1,729	$20,641	$10,639	$406	$833	$2,376	$—	$—	$36,624
Internal Grade 4-7 (Pass normal risk)	164,313	322,044	107,413	28,527	892	1,860	43,545	—	668,594
Internal Grade 8-11 (Pass high risk and watch)	99,990	173,112	52,808	4,417	2,399	210	9,021	—	341,957
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	—	—	10,560	—	—	—	—	10,560
Internal Grade 14 (Substandard non-accrual)	—	395	—	—	—	—	—	—	395
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	87	2,717	—	—	—	946	—	—	3,750
FICO greater than 720	11,638	9,288	122	52	—	—	—	—	21,100
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	96	27	—	—	—	—	—	—	123
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$151	$1,464	$658	$762	$278	$24,061	$244	$—	$27,618
FICO between 620 and 720	2,752	16,849	12,901	6,828	4,880	27,801	1,749	—	73,760
FICO greater than 720	116,871	558,654	762,069	96,884	42,182	64,146	3,664	636	1,645,106
Substandard non-accrual	—	537	—	—	—	9,260	—	—	9,797
Other (1)	13,160	22,735	12,015	1,395	2,278	3,121	377	—	55,081
Current period gross charge-offs	—	—	—	—	—	73	—	—	73

Consumer
FICO less than 620	$561	$609	$158	$93	$19	$5	$366	$2	$1,813
FICO between 620 and 720	2,406	2,351	633	391	220	44	1,966	8	8,019
FICO greater than 720	1,679	3,662	1,151	813	154	10	2,454	1	9,924
Substandard non-accrual	—	—	—	—	—	9	—	—	9
Other (1)	2,796	3,049	486	328	72	16	152	—	6,899
Current period gross charge-offs	44	54	6	5	2	11	—	—	122

Total loans with credit quality measures	$858,312	$2,195,729	$2,075,270	$708,336	$355,838	$624,053	$784,256	$52,788	$7,654,582
Commercial and industrial (mortgage warehouse lending)									$330,382
Commercial and industrial (loans accounted for at fair value)									$9,714
Broker-Dealer (margin loans and correspondent receivables)									$359,444
Total loans held for investment									$8,354,122

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2023. In addition, as of June 30, 2023, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of June 30, 2023. While the Company believes it has an appropriate allowance for the existing loan portfolio at June 30, 2023, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2022 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of June 30, 2023, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2023 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation persistently higher than the baseline scenario as uneven supply chain and labor market conditions continue from the conflict between Russia and Ukraine, consumer and business confidence declines due to recent bank failures and tighter lending standards, and still elevated interest rates contribute to a mild U.S recession starting in the first quarter of 2024. Federal Reserve monetary policy maintains the elevated interest rates to a federal funds rate at the baseline target range of 5% to 5.25% into the third and fourth quarters of 2023. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During the three and six months ended June 30, 2022, the increases in the allowance reflected a deteriorating U.S economic outlook, partially offset by decreases in specific reserves and positive risk rating grade migration. The net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2022 included a reversal of credit losses of $1.3 million and $1.0 million, respectively, while collectively evaluated loans included a provision for credit losses of $6.6 million and $6.4 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2022 were also impacted by net charge-offs of $1.2 million and $1.5 million, respectively.

During the three and six months ended June 30, 2023, the provision for credit losses reflected a significant build in the allowance related to loan portfolio changes since the prior quarter and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during the three and six months ended June 30, 2023 included a provision for credit losses on collectively evaluated loans at the Bank of $12.9

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

million and $14.5 million, respectively, while the net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2023 included a provision for credit losses of $1.9 million and $2.7 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2023 were also impacted by net charge-offs of $2.9 million and $3.3 million, respectively.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$61,521	$9,921	$—	$20	$71,462
Commercial and industrial	16,615	3,632	(3,020)	88	17,315
Construction and land development	5,999	1,396	—	—	7,395
1-4 family residential	11,691	(108)	—	35	11,618
Consumer	563	59	(53)	46	615
Broker-dealer	965	(64)	—	—	901
Total	$97,354	$14,836	$(3,073)	$189	$109,306

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$63,255	$9,153	$(977)	$31	$71,462
Commercial and industrial	16,035	3,579	(3,079)	780	17,315
Construction and land development	6,051	1,344	—	—	7,395
1-4 family residential	9,313	2,326	(73)	52	11,618
Consumer	554	98	(122)	85	615
Broker-dealer	234	667	—	—	901
Total	$95,442	$17,167	$(4,251)	$948	$109,306

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$60,361	$3,347	$—	$11	$63,719
Commercial and industrial	20,130	871	(1,892)	727	19,836
Construction and land development	5,515	(519)	—	—	4,996
1-4 family residential	4,340	1,212	(33)	35	5,554
Consumer	499	114	(99)	28	542
Broker-dealer	340	311	—	—	651
Total	$91,185	$5,336	$(2,024)	$801	$95,298

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$59,354	$4,322	$—	$43	$63,719
Commercial and industrial	21,982	(679)	(3,101)	1,634	19,836
Construction and land development	4,674	322	—	—	4,996
1-4 family residential	4,589	965	(48)	48	5,554
Consumer	578	45	(212)	131	542
Broker-dealer	175	476	—	—	651
Total	$91,352	$5,451	$(3,361)	$1,856	$95,298

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$6,805	$6,487	$7,784	$5,880
Other noninterest expense	1,187	444	208	1,051
Balance, end of period	$7,992	$6,931	$7,992	$6,931

During the three and six months ended June 30, 2022, the increases in the reserve for unfunded commitments were primarily due to increases in both loan expected loss rates and available commitment balances. During the three and six months ended June 30, 2023, the increases in the reserve for unfunded commitments were primarily due to increases in expected loss rates.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$103,314	$100,475	$100,825	$86,990
Additions	6,890	11,210	20,100	18,510
Sales	(19,055)	—	(19,055)	(1,876)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	5,326	13,237	(4,539)	24,093
Due to customer payoffs	(1,374)	(3,234)	(2,230)	(6,029)
Balance, end of period	$95,101	$121,688	$95,101	$121,688

			June 30,	December 31,
			2023	2022
Mortgage loans serviced for others (2)			$4,986,261	$5,144,558
MSR asset as a percentage of serviced mortgage loans			1.91%	1.96%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2023	2022
Weighted average constant prepayment rate	8.49%	8.14%
Weighted average discount rate	11.71%	12.10%
Weighted average life (in years)	8.3	8.4

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2023	2022
Constant prepayment rate:
Impact of 10% adverse change	$(3,288)	$(3,288)
Impact of 20% adverse change	(6,362)	(6,375)
Discount rate:
Impact of 10% adverse change	(4,404)	(4,797)
Impact of 20% adverse change	(8,404)	(9,147)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $8.3 million and $8.9 million during the three months ended June 30, 2023 and 2022, respectively, and $15.6 million and $17.5 million during the six months ended June 30, 2023 and 2022, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2023	2022
Noninterest-bearing demand	$3,451,438	$3,968,862
Interest-bearing:
Demand accounts	3,990,812	4,110,418
Brokered - demand	305,920	5,336
Money market	2,025,849	2,045,554
Brokered - money market	9,813	9,031
Savings	281,699	312,140
Time	1,007,315	864,408
Brokered - time	91,331	—
	$11,164,177	$11,315,749

At June 30, 2023, remaining maturities of estimated uninsured time deposits greater than $250,000 were $414.3 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2023	2022
Federal funds purchased	$438,908	$397,108
Securities sold under agreements to repurchase	402,594	297,856
Federal Home Loan Bank	500,000	—
Short-term bank loans	78,000	57,500
Commercial paper	209,135	217,592
	$1,628,637	$970,056

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

	Six Months Ended June 30,
	2023	2022
Average balance during the period	$768,514	$477,533
Average interest rate during the period	5.16%	0.67%

	June 30,	December 31,
	2023	2022
Average interest rate at end of period	5.38%	4.37%
Securities underlying the agreements at end of period:
Carrying value	$402,714	$296,075
Estimated fair value	$431,244	$318,409

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Six Months Ended June 30,
	2023	2022
Average balance during the period	$252,901	$—
Average interest rate during the period	5.05%	—%

	June 30,	December 31,
	2023	2022
Average interest rate at end of period	5.35%	—%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on borrowings at June 30, 2023 was 6.26%.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of June 30, 2023, the weighted average maturity of the CP Notes was 141 days at a rate of 5.99%, with a weighted average remaining life of 73 days. At June 30, 2023, the aggregate amount outstanding under these secured arrangements was $209.1 million, which was collateralized by securities held for Hilltop Securities accounts valued at $230.7 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2023	2022
Senior Notes due April 2025, net of discount of $602 and $699, respectively	$149,398	$149,301
Subordinated Notes due May 2030, net of discount of $561 and $610, respectively	49,439	49,390
Subordinated Notes due May 2035, net of discount of $1,941 and $2,037, respectively	148,059	147,963
Ventures Management lines of credit	17,635	—
	$364,531	$346,654

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	June 30,	December 31,
	2023	2022
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(6,243)	(5,948)
Premises and equipment, net	$1,537	$1,832

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$9,015	$9,352	$17,744	$18,958
Less operating lease and sublease income	(678)	(561)	(1,311)	(1,130)
Net operating lease cost	$8,337	$8,791	$16,433	$17,828

Finance lease cost:
Amortization of ROU assets	$147	$147	$295	$295
Interest on lease liabilities	108	121	220	245
Total finance lease cost	$255	$268	$515	$540

Supplemental cash flow information related to leases is as follows (in thousands).

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,150	$18,713
Operating cash flows from finance leases	222	247
Financing cash flows from finance leases	409	372
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,559	$8,266
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	June 30, 2023		December 31, 2022
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.5	4.35%	5.7	3.89%
Finance	3.6	4.93%	4.0	4.89%

Future minimum lease payments under lease agreements as of June 30, 2023, are presented below (in thousands).

	Operating Leases	Finance Leases
2023	$20,707	$649
2024	36,971	1,163
2025	30,964	886
2026	24,293	813
2027	17,646	448
Thereafter	37,708	149
Total minimum lease payments	168,289	4,108
Less amount representing interest	(48,290)	(1,113)
Lease liabilities	$119,999	$2,995

As of June 30, 2023, the Company had no additional operating leases that have not yet commenced.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 26.4% and 25.6% for the three months ended June 30, 2023 and 2022, respectively, and 18.5% and 23.2% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2022 was higher than the applicable statutory rate primarily due to the impact of non-deductible compensation expense and other permanent adjustments, while the effective tax rate during the three months ended June 30, 2023 was higher than the applicable statutory rate primarily due to the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan. During the six months ended June 30, 2023, the effective tax rate was lower than the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the increase in taxes noted above.

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

An additional reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. Factors considered in the calculation of this reserve include, but are not limited to, the total volume of loans sold exclusive of specific claimant requests, actual claim inquiries, claim settlements and the severity of estimated losses resulting from future claims, and the mortgage origination segment’s history of successfully curing defects identified in claim requests.

While the mortgage origination segment’s sales contracts typically include borrower early payment default repurchase provisions, these provisions have not been a primary driver of claims to date, and therefore, are not a primary factor considered in the calculation of this reserve.

At June 30, 2023 and December 31, 2022, the mortgage origination segment’s indemnification liability reserve totaled $15.1 million and $20.5 million, respectively. The provision for indemnification losses was $0.5 million and $0.8 million during the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$27,197	$30,271	$31,244	$31,407
Claims made	16,594	18,216	31,009	28,058
Claims resolved with no payment	(4,237)	(3,454)	(9,785)	(7,974)
Repurchases	(11,092)	(16,318)	(21,000)	(22,776)
Indemnification payments	(895)	—	(3,901)	—
Balance, end of period	$27,567	$28,715	$27,567	$28,715

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$18,270	$27,250	$20,528	$27,424
Additions for new sales	490	762	837	1,515
Repurchases	(3,525)	(4,211)	(5,885)	(4,775)
Early payment defaults	(133)	(51)	(231)	(122)
Indemnification payments	(44)	—	(191)	—
Change in reserves for loans sold in prior years	—	—	—	(292)
Balance, end of period	$15,058	$23,750	$15,058	$23,750

	June 30,	December 31,
	2023	2022
Reserve for Indemnification Liability:
Specific claims	$859	$627
Incurred but not reported claims	14,199	19,901
Total	$15,058	$20,528

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.4 billion at June 30, 2023 and outstanding financial and performance standby letters of credit of $61.7 million at June 30, 2023.

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

During the six months ended June 30, 2023 and 2022, Hilltop granted 9,957 and 10,748 shares of common stock, respectively, pursuant to the 2020 Equity Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the six months ended June 30, 2023 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2022	1,548	$28.09
Granted	479	$34.36
Vested/Released	(644)	$21.65
Forfeited	(10)	$30.29
Balance, June 30, 2023	1,373	$33.22

Vested/Released RSUs include an aggregate of 122,321 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 386,850 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the six months ended June 30, 2023, 295,992 that were outstanding at June 30, 2023, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the six months ended June 30, 2023, 88,073 that were outstanding at June 30, 2023, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At June 30, 2023, in the aggregate, 998,648 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 374,299 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2023, unrecognized compensation expense related to outstanding RSUs of $23.3 million is expected to be recognized over a weighted average period of 1.49 years.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of June 30, 2023 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	June 30, 2023		December 31, 2022		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,419,063	10.28%	$1,405,164	10.26%	4.0%	5.0%
Hilltop	1,924,545	11.47%	1,900,701	11.47%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,419,063	14.51%	1,405,164	14.98%	7.0%	6.5%
Hilltop	1,924,545	17.63%	1,900,701	18.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,419,063	14.51%	1,405,164	14.98%	8.5%	8.0%
Hilltop	1,924,545	17.63%	1,900,701	18.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,525,074	15.59%	1,492,576	15.91%	10.5%	10.0%
Hilltop	2,230,993	20.44%	2,187,652	20.98%	10.5%	N/A

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

At June 30, 2023, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$265,233	$4,036
Less: required net capital	8,031	287
Excess net capital	$257,202	$3,749

Net capital as a percentage of aggregate debit items	66.1%
Net capital in excess of 5% aggregate debit items	$245,154

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At June 30, 2023 and December 31, 2022, the Hilltop Broker-Dealers held cash of $50.7 million and $67.7 million,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2023.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of June 30, 2023, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the six months ended June 30, 2023 and 2022, the Company declared and paid cash dividends of $0.32 and $0.30 per common share, or an aggregate of $20.8 million and $23.8 million, respectively.

On July 20, 2023, Hilltop’s board of directors declared a quarterly cash dividend of $0.16 per common share, payable on August 25, 2023, to all common stockholders of record as of the close of business on August 11, 2023.

Stock Repurchases

In January 2023, the Hilltop board of directors authorized a new stock repurchase program through January 2024, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2023, Hilltop paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$1,888	$(35,303)	$6,785	$(13,251)
Hilltop Broker-Dealers	3,950	10,906	(17,230)	9,579
Bank	(4)	17	(17)	46

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

Under each of its interest rate swap contracts designated as hedges, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the derivative instruments are highly effective in offsetting the variability of the hedged cash flows or fair value, changes in the fair value of the derivatives designated as hedges of cash flows are included as a component of accumulated other comprehensive loss on our consolidated balance sheets and changes in the fair value of the derivatives designated as hedges of fair value are included in current earnings. Although the Company has determined at the onset of the hedges that the derivative instruments will be highly effective hedges throughout the term of the contract, any portion of derivative instruments subsequently determined to be ineffective will be recognized in earnings.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	June 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$709,174	$5,109	$506,278	$1,767
Commitments to purchase MBSs	1,627,284	(7,982)	819,681	2,435
Commitments to sell MBSs	2,930,771	11,259	2,188,964	10,711
Interest rate swaps	37,750	173	35,784	(1,421)
U.S. Treasury bond futures and options (1)	360,900	(1,723)	395,500	(449)
Interest rate and other futures (1)	245,200	—	2,612,000	—
Credit default swaps	1,000	(8)	3,000	(2)

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$410,000	$21,845	$430,000	$21,703
Interest rate swaps designated as fair value hedges (2)	325,323	41,192	365,323	42,828

(1)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and counterparties with changes in fair value of the contracts that are settled daily.
(2)	The Company designated $325.3 million and $365.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $284.1 million and $322.5 million as of June 30, 2023 and December 31, 2022, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $41.2 million and $42.8 million as of June 30, 2023 and December 31, 2022, respectively.

The Bank and PrimeLending held cash collateral advances, in other liabilities within the consolidated balance sheets, of $76.4 million and $65.0 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at June 30, 2023 and December, 31, 2022, respectively. PrimeLending had advanced cash collateral totaling $45 thousand and $8.4 million to offset net liability positions on its commitments to sell MBSs at June 30, 2023 and December 31, 2022, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $12.9 million and $10.6 million on various derivative instruments at June 30, 2023 and December 31, 2022, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2023
Securities borrowed:
Institutional counterparties	$1,326,418	$—	$1,326,418	$(1,282,256)	$—	$44,162

Interest rate swaps:
Institutional counterparties	63,210	—	63,210	(173)	(65,920)	(2,883)

Reverse repurchase agreements:
Institutional counterparties	143,982	—	143,982	(141,773)	—	2,209

Forward MBS derivatives:
Institutional counterparties	11,693	(203)	11,490	(3,445)	(10,460)	(2,415)
	$1,545,303	$(203)	$1,545,100	$(1,427,647)	$(76,380)	$41,073
December 31, 2022
Securities borrowed:
Institutional counterparties	$1,012,573	$—	$1,012,573	$(964,517)	$—	$48,056

Interest rate swaps:
Institutional counterparties	64,729	—	64,729	—	(64,630)	99

Reverse repurchase agreements:
Institutional counterparties	118,070	—	118,070	(115,302)	—	2,768

Forward MBS derivatives:
Institutional counterparties	16,694	(3,410)	13,284	(9,957)	—	3,327

Treasury futures and options derivatives:
Institutional counterparties	57	(506)	(449)	—	—	(449)
	$1,212,123	$(3,916)	$1,208,207	$(1,089,776)	$(64,630)	$53,801

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2023
Securities loaned:
Institutional counterparties	$1,229,368	$—	$1,229,368	$(1,186,700)	$—	$42,668

Credit default swaps:
Institutional counterparties	8	—	8	(8)	—	—

Repurchase agreements:
Institutional counterparties	401,537	—	401,537	(401,537)	—	—

Forward MBS derivatives:
Institutional counterparties	8,213	—	8,213	(8,213)	—	—

Treasury futures and options derivatives:
Institutional counterparties	1,732	(9)	1,723	—	(5,988)	(4,265)
	$1,640,858	$(9)	$1,640,849	$(1,596,458)	$(5,988)	$38,403
December 31, 2022
Securities loaned:
Institutional counterparties	$916,570	$—	$916,570	$(871,037)	$—	$45,533

Interest rate swaps:
Institutional counterparties	1,619	—	1,619	(1,438)	—	181

Credit default swaps:
Institutional counterparties	2	—	2	(2)	—	—

Repurchase agreements:
Institutional counterparties	296,978	—	296,978	(319,897)	—	(22,919)

Forward MBS derivatives:
Institutional counterparties	138	—	138	(138)	—	—
	$1,215,307	$—	$1,215,307	$(1,192,512)	$—	$22,795

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2023 and December 31, 2022.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2023	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	292,497	4,282	52,729	52,029	401,537

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,229,255	—	—	—	1,229,255
Total	$1,521,865	$4,282	$52,729	$52,029	$1,630,905

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,630,905
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2022	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$130,616	$2,539	$141,461	$22,362	$296,978

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	916,457	—	—	—	916,457
Total	$1,047,186	$2,539	$141,461	$22,362	$1,213,548

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,213,548
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2023	2022
Receivables:
Securities borrowed	$1,326,418	$1,012,573
Securities failed to deliver	29,218	11,350
Trades in process of settlement	107,585	3,476
Other	10,956	10,656
	$1,474,177	$1,038,055
Payables:
Securities loaned	$1,229,368	$916,570
Correspondents	35,065	22,760
Securities failed to receive	35,207	20,167
Other	7,006	6,973
	$1,306,646	$966,470

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

			Mortgage		All Other and	Hilltop
Three Months Ended June 30, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$100,986	$13,201	$(5,901)	$(3,479)	$13,459	$118,266
Provision for (reversal of) credit losses	14,900	(64)	—	—	—	14,836
Noninterest income	11,189	100,040	90,079	3,081	(13,737)	190,652
Noninterest expense	57,436	94,853	98,660	16,301	(273)	266,977
Income (loss) before taxes	$39,839	$18,452	$(14,482)	$(16,699)	$(5)	$27,105

			Mortgage		All Other and	Hilltop
Six Months Ended June 30, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$205,756	$27,064	$(10,109)	$(6,801)	$24,061	$239,971
Provision for (reversal of) credit losses	16,500	667	—	—	—	17,167
Noninterest income	22,379	190,675	158,909	5,786	(24,603)	353,146
Noninterest expense	113,563	185,198	187,413	31,814	(541)	517,447
Income (loss) before taxes	$98,072	$31,874	$(38,613)	$(32,829)	$(1)	$58,503

			Mortgage		All Other and	Hilltop
Three Months Ended June 30, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$101,259	$12,578	$(1,291)	$(3,190)	$2,700	$112,056
Provision for (reversal of) credit losses	5,025	311	—	—	—	5,336
Noninterest income	12,467	87,651	140,082	2,080	(3,007)	239,273
Noninterest expense	57,331	90,817	133,169	17,561	(335)	298,543
Income (loss) before taxes	$51,370	$9,101	$5,622	$(18,671)	$28	$47,450

			Mortgage		All Other and	Hilltop
Six Months Ended June 30, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$193,329	$24,096	$(3,127)	$(6,580)	$4,329	$212,047
Provision for (reversal of) credit losses	4,975	476	—	—	—	5,451
Noninterest income	25,237	148,341	283,276	3,846	(4,999)	455,701
Noninterest expense	115,761	171,464	268,027	30,354	(713)	584,893
Income (loss) before taxes	$97,830	$497	$12,122	$(33,088)	$43	$77,404

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
June 30, 2023
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,815,183	$3,029,661	$1,572,087	$2,468,214	$(3,746,804)	$17,138,341

December 31, 2022
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,420,110	$2,672,709	$1,249,284	$2,465,513	$(3,548,334)	$16,259,282

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share:
Income attributable to Hilltop	$18,133	$33,260	$43,933	$55,510

Weighted average shares outstanding - basic	65,025	73,693	64,963	76,389

Basic earnings per common share:	$0.28	$0.45	$0.68	$0.73

Diluted earnings per share:
Income attributable to Hilltop	$18,133	$33,260	$43,933	$55,510

Weighted average shares outstanding - basic	65,025	73,693	64,963	76,389
Effect of potentially dilutive securities	29	145	30	180
Weighted average shares outstanding - diluted	65,054	73,838	64,993	76,569

Diluted earnings per common share:	$0.28	$0.45	$0.68	$0.73

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, information technology expenses, cybersecurity incidents, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, expected future benchmark rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, cybersecurity incidents and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks and any reputational risks following a cybersecurity incident;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment;
●	risks associated with concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;

●	disruptions to the economy and the U.S. banking system caused by recent bank failures, risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in the cost of our deposit insurance assessments;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statement of Operations Data:
Net interest income	$118,266	$112,056	$239,971	$212,047
Provision for credit losses	14,836	5,336	17,167	5,451
Total noninterest income	190,652	239,273	353,146	455,701
Total noninterest expense	266,977	298,543	517,447	584,893
Income before income taxes	27,105	47,450	58,503	77,404
Income tax expense	7,167	12,127	10,797	17,942
Net income	19,938	35,323	47,706	59,462
Less: Net income attributable to noncontrolling interest	1,805	2,063	3,773	3,952
Income attributable to Hilltop	$18,133	$33,260	$43,933	$55,510

Per Share Data:
Diluted earnings per common share	$0.28	$0.45	$0.68	$0.73
Diluted weighted average shares outstanding	65,054	73,838	64,993	76,569
Cash dividends declared per common share	$0.16	$0.15	$0.32	$0.30
Dividend payout ratio (1)	57.37%	33.33%	47.32%	41.10%
Book value per common share (end of period)			$31.71	$31.43
Tangible book value per common share (2) (end of period)			$27.45	$27.08

			June 30,	December 31,
			2023	2022
Balance Sheet Data:
Total assets			$17,138,341	$16,259,282
Cash and due from banks			1,584,709	1,579,512
Securities			3,071,213	3,289,530
Loans held for sale			1,333,044	982,616
Loans held for investment, net of unearned income			8,354,122	8,092,673
Allowance for credit losses			(109,306)	(95,442)
Total deposits			11,164,177	11,315,749
Notes payable			364,531	346,654
Total stockholders' equity			2,090,254	2,063,529

Capital Ratios:
Common equity to assets ratio			12.04%	12.53%
Tangible common equity to tangible assets (2)			10.59%	11.00%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three and six months ended June 30, 2023 included the following contributions from our reportable business segments.

●	The banking segment contributed $39.8 million and $98.1 million of income before income taxes during the three and six months ended June 30, 2023;
●	The broker-dealer segment contributed $18.5 million and $31.9 million of income before income taxes during the three and six months ended June 30, 2023; and
●	The mortgage origination segment incurred $14.5 million and $38.6 million of losses before income taxes during the three and six months ended June 30, 2023.

During the six months ended June 30, 2023, we declared and paid total common dividends of $20.8 million.

On July 20, 2023, our board of directors declared a quarterly cash dividend of $0.16 per common share, payable on August 25, 2023 to all common stockholders of record as of the close of business on August 11, 2023.

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2023, we paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

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

	June 30,
	2023	2022
Book value per common share	$31.71	$31.43
Effect of goodwill and intangible assets per share	(4.26)	(4.35)
Tangible book value per common share	$27.45	$27.08

	June 30,	December 31,
	2023	2022
Hilltop stockholders’ equity	$2,063,599	$2,036,924
Less: goodwill and intangible assets, net	277,219	278,764
Tangible common equity	$1,786,380	$1,758,160

Total assets	$17,138,341	$16,259,282
Less: goodwill and intangible assets, net	277,219	278,764
Tangible assets	$16,861,122	$15,980,518

Equity to assets	12.04%	12.53%
Tangible common equity to tangible assets	10.59%	11.00%

Recent Developments

Economic Environment

Beginning in 2022, and continuing through the first half of 2023, our operational and financial results have been volatile due to economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, rapid increases in market interest rates and a declining economic forecast. The impacts of such headwinds during the remainder of 2023 remain uncertain and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and the Russian-Ukraine conflict and its impact on supply chains.

In addition, the banking sector experienced increased uncertainty and concerns associated with liquidity positions primarily due to recent high-profile bank failures as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. While immediate financial institution safety and soundness concerns have somewhat subsided, these failures underscore the importance of maintaining access to diverse sources of funding.

In light of the above events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. The Bank also accessed additional core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program and utilized its Federal Home Loan Bank (“FHLB”) borrowing capacity through the use of short-term borrowings. Further, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023. At June 30, 2023, we continued to access approximately $500 million of additional core deposits from our Hilltop Securities FDIC insured sweep program and utilized $500.0 million of its FHLB borrowing capacity.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits such as those experienced during the first quarter of 2023. Additionally, the rising market interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at June 30, 2023.

As a result of the March 2023 bank failures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments, depending on the final rule. Additionally, on March 12, 2023, the Treasury Department, Federal Reserve and FDIC jointly announced the Bank Term Funding Program (“BTFP”). The BTFP aims to enhance liquidity by allowing institutions to pledge certain securities at par value, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. The future impact of these failures on the economy, financial institutions and their depositors, as well as a governmental regulatory response or actions resulting from the same, is uncertain at this time. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

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

In light of the recent and continuing macroeconomic challenges in the mortgage industry given tight housing inventories and mortgage interest rate levels, and specifically the inability of our mortgage origination segment to meet forecasted projections, we identified these collective factors as a triggering event during the second quarter of 2023. As a result, we performed an interim quantitative impairment test on the mortgage origination segment’s goodwill as of June 1, 2023 using revised forecasts and considering sensitivities of assumptions, the decline in its carrying value, and the resulting increase in the excess of its estimated fair value compared to the carrying value since October 1, 2022, concluded that it was more likely than not that the mortgage origination segment’s estimated fair value of goodwill exceeded its carrying value.

To the extent future operating performance of our reporting segments remain challenged and below forecasted projections during 2023, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Outlook

Our balance sheet, operating results and certain metrics during 2023 reflected economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, rapid increases in U.S. treasury yields and mortgage interest rates, and a declining economic forecast. As noted within our 2022 Form 10-K, these headwinds, coupled with exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, the Russian-Ukraine conflict and its impact on supply chains within our business segments during 2022 and the first half of 2023 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2023.

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

Factors Affecting Comparability of Results of Operations

LIBOR Cessation

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K, one week and two-month LIBOR ceased to be published on December 31, 2021, and all remaining USD LIBOR tenors ceased to be published or lost representativeness immediately after June 30, 2023.

Certain loans we originated bore interest at a floating rate based on LIBOR. We also paid interest on certain borrowings based on LIBOR, were counterparty to derivative agreements that were based on LIBOR and had contracts with payment calculations that used LIBOR as the reference rate.

In light of the LIBOR phase out, we took necessary actions, including the negotiation of certain of our agreements based on established alternative benchmark rates. Since the third quarter of 2020, PrimeLending has been originating conventional adjustable-rate mortgage, or ARM, loan products utilizing a SOFR rate with terms consistent with government-sponsored enterprise, or GSE, guidelines. In addition, the Bank’s management team has completed its efforts to amend LIBOR-based contractual terms and establish an alternative benchmark rate. To date, an immaterial amount of expenses have been incurred as a result of our efforts related to the transition of our systems and processes away from LIBOR.

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

	Three Months Ended June 30,		Variance 2023 vs 2022		Six Months Ended June 30,		Variance 2023 vs 2022
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net interest income (expense):
Banking	$100,986	$101,259	$(273)	(0)	$205,756	$193,329	$12,427	6
Broker-Dealer	13,201	12,578	623	5	27,064	24,096	2,968	12
Mortgage Origination	(5,901)	(1,291)	(4,610)	(357)	(10,109)	(3,127)	(6,982)	(223)
Corporate	(3,479)	(3,190)	(289)	(9)	(6,801)	(6,580)	(221)	(3)
All Other and Eliminations	13,459	2,700	10,759	398	24,061	4,329	19,732	456
Hilltop Consolidated	$118,266	$112,056	$6,210	6	$239,971	$212,047	$27,924	13

Provision for (reversal of) credit losses:
Banking	$14,900	$5,025	$9,875	197	$16,500	$4,975	$11,525	232
Broker-Dealer	(64)	311	(375)	(121)	667	476	191	40
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Consolidated	$14,836	$5,336	$9,500	178	$17,167	$5,451	$11,716	215

Noninterest income:
Banking	$11,189	$12,467	$(1,278)	(10)	$22,379	$25,237	$(2,858)	(11)
Broker-Dealer	100,040	87,651	12,389	14	190,675	148,341	42,334	29
Mortgage Origination	90,079	140,082	(50,003)	(36)	158,909	283,276	(124,367)	(44)
Corporate	3,081	2,080	1,001	48	5,786	3,846	1,940	50
All Other and Eliminations	(13,737)	(3,007)	(10,730)	(357)	(24,603)	(4,999)	(19,604)	(392)
Hilltop Consolidated	$190,652	$239,273	$(48,621)	(20)	$353,146	$455,701	$(102,555)	(23)

Noninterest expense:
Banking	$57,436	$57,331	$105	0	$113,563	$115,761	$(2,198)	(2)
Broker-Dealer	94,853	90,817	4,036	4	185,198	171,464	13,734	8
Mortgage Origination	98,660	133,169	(34,509)	(26)	187,413	268,027	(80,614)	(30)
Corporate	16,301	17,561	(1,260)	(7)	31,814	30,354	1,460	5
All Other and Eliminations	(273)	(335)	62	19	(541)	(713)	172	24
Hilltop Consolidated	$266,977	$298,543	$(31,566)	(11)	$517,447	$584,893	$(67,446)	(12)

Income (loss) before taxes:
Banking	$39,839	$51,370	$(11,531)	(22)	$98,072	$97,830	$242	0
Broker-Dealer	18,452	9,101	9,351	103	31,874	497	31,377	6,313
Mortgage Origination	(14,482)	5,622	(20,104)	(358)	(38,613)	12,122	(50,735)	(419)
Corporate	(16,699)	(18,671)	1,972	11	(32,829)	(33,088)	259	1
All Other and Eliminations	(5)	28	(33)	(118)	(1)	43	(44)	(102)
Hilltop Consolidated	$27,105	$47,450	$(20,345)	(43)	$58,503	$77,404	$(18,901)	(24)

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. Net interest income increased during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to increases within our banking and broker-dealer segments, partially offset by a decrease within our mortgage origination segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $119.7 million and $133.6 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $46.4 million and $13.9 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the six months ended June 30, 2023 and 2022.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2023 and 2022, we generated $158.7 million and $282.9 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced a decrease in noninterest income during the six months ended June 30, 2023, compared to the same period in 2022, as noted in the segment results table previously presented, primarily due to a decrease of $124.2 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment, partially offset by increases in gains from derivative and trading portfolio activities.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended June 30, 2023 was $18.1 million, or $0.28 per diluted share, compared with $33.3 million, or $0.45 per diluted share, during the three months ended June 30, 2022. Income applicable to common stockholders during the six months ended June 30, 2023 was $43.9 million, or $0.68 per diluted share, compared with $55.5 million, or $0.73 per diluted share, during the six months ended June 30, 2022. Hilltop’s financial results for the three and six months ended June 30, 2023, compared with the same periods in 2022, included significant decreases in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, an increase in the provision for credit losses from a build in the allowance within the banking segment, and increases in net revenues within certain of the broker-dealer segment’s business lines.

Certain items included in net income for the three and six months ended June 30, 2023 and 2022 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended June 30, 2023 and 2022 included net accretion on earning assets and liabilities of $3.2 million and $3.1 million, respectively, and amortization of identifiable intangibles of $0.8 million and $1.1 million, respectively, related to the Bank Transactions. During the six months ended June 30, 2023 and 2022, income before income taxes included net accretion on earning assets and liabilities of $5.1 million and $5.7 million, respectively, and amortization of identifiable intangibles of $1.6 million and $2.2 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Return on average stockholders' equity (1)	3.53%	5.82%	4.32%	4.67%
Return on average assets (2)	0.47%	0.80%	0.58%	0.66%
Net interest margin (3) (4)	3.03%	2.75%	3.15%	2.55%
Leverage ratio (5) (end of period)			11.47%	10.53%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			17.63%	17.24%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 25 basis points and 18 basis points during the three months ended June 30, 2023 and 2022, respectively, and 27 basis points and 18 basis points during the six months ended June 30, 2023 and 2022, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended June 30, 2023 and 2022, purchase accounting contributed 9 and 8 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.03% and 2.76%, respectively. During the six months ended June 30, 2023 and 2022, purchase accounting contributed 7 and 7 basis points respectively, to our consolidated taxable equivalent net interest margin of 3.15% and 2.56% respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $3.3 million and $3.0 million during the three months ended June 30, 2023 and 2022, respectively, associated with the Bank Transactions. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $5.2 million and $5.5 million during the six months ended June 30, 2023 and 2022, respectively, associated with the Bank Transactions.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,043,526	$14,125	5.41%	$1,375,395	$14,302	4.16%
Loans held for investment, gross (1)	8,033,095	124,272	6.21%	7,838,090	84,426	4.32%
Investment securities - taxable	2,776,375	26,719	3.85%	2,779,458	17,288	2.49%
Investment securities - non-taxable (2)	412,609	2,410	2.34%	250,303	2,557	4.09%
Federal funds sold and securities purchased under agreements to resell	123,219	2,190	7.13%	193,851	481	1.00%
Interest-bearing deposits in other financial institutions	1,711,945	21,273	4.98%	2,602,154	4,984	0.77%
Securities borrowed	1,477,502	18,515	4.96%	1,273,368	10,498	3.26%
Other	82,608	3,766	18.29%	53,962	1,013	7.53%
Interest-earning assets, gross (2)	15,660,879	213,270	5.46%	16,366,581	135,549	3.32%
Allowance for credit losses	(97,387)			(91,619)
Interest-earning assets, net	15,563,492			16,274,962
Noninterest-earning assets	1,355,997			1,516,266
Total assets	$16,919,489			$17,791,228

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,736,582	$54,726	2.84%	$7,768,772	$5,456	0.28%
Securities loaned	1,373,435	16,413	4.79%	1,114,923	8,512	3.06%
Notes payable and other borrowings	1,861,063	24,021	5.18%	1,303,678	9,109	2.80%
Total interest-bearing liabilities	10,971,080	95,160	3.48%	10,187,373	23,077	0.91%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,540,643			4,552,424
Other liabilities	320,706			731,635
Total liabilities	14,832,429			15,471,432
Stockholders’ equity	2,060,677			2,292,816
Noncontrolling interest	26,383			26,980
Total liabilities and stockholders' equity	$16,919,489			$17,791,228

Net interest income (2)		$118,110			$112,472
Net interest spread (2)			1.98%			2.41%
Net interest margin (2)			3.03%			2.76%

	Six Months Ended June 30,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$930,090	$24,849	5.34%	$1,421,440	$26,266	3.70%
Loans held for investment, gross (1)	7,964,263	236,927	6.03%	7,838,566	162,870	4.21%
Investment securities - taxable	2,794,951	52,321	3.74%	2,774,183	32,869	2.37%
Investment securities - non-taxable (2)	412,576	5,696	2.76%	286,990	5,439	3.79%
Federal funds sold and securities purchased under agreements to resell	143,298	4,558	6.41%	175,683	617	0.71%
Interest-bearing deposits in other financial institutions	1,596,774	37,388	4.72%	2,857,841	6,412	0.45%
Securities borrowed	1,448,809	35,583	4.88%	1,363,765	19,315	2.82%
Other	72,967	7,472	20.65%	54,280	1,762	6.55%
Interest-earning assets, gross (2)	15,363,728	404,794	5.31%	16,772,748	255,550	3.07%
Allowance for credit losses	(97,224)			(91,927)
Interest-earning assets, net	15,266,504			16,680,821
Noninterest-earning assets	1,346,506			1,459,242
Total assets	$16,613,010			$18,140,063

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,489,442	$90,550	2.44%	$7,984,102	$9,649	0.24%
Securities loaned	1,348,783	31,759	4.75%	1,242,660	15,984	2.59%
Notes payable and other borrowings	1,676,594	42,573	5.12%	1,276,600	16,990	2.68%
Total interest-bearing liabilities	10,514,819	164,882	3.16%	10,503,362	42,623	0.82%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,664,512			4,530,166
Other liabilities	355,214			681,989
Total liabilities	14,534,545			15,715,517
Stockholders’ equity	2,051,966			2,398,015
Noncontrolling interest	26,499			26,531
Total liabilities and stockholders' equity	$16,613,010			$18,140,063

Net interest income (2)		$239,912			$212,927
Net interest spread (2)			2.15%			2.25%
Net interest margin (2)			3.15%			2.56%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.1 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

On a consolidated basis, the changes in net interest income during the three and six months ended June 30, 2023, compared with the same periods in 2022, were primarily due to the effects of volume and rate changes within the mortgage warehouse lending, securities and deposits portfolios within the banking segment, decreased net yields on mortgage loans held for sale, partially offset by a decrease in the average warehouse line balance with an unaffiliate bank within the mortgage origination segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. During the three and six months ended June 30, 2023, the provision for credit losses reflected a significant build in the allowance related to loan portfolio changes since the prior periods and a deteriorating outlook for commercial real estate markets. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during the three months ended June 30, 2023, compared with the same period in 2022, primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment, partially offset by net increases primarily within the broker-dealer segment’s fixed income services and wealth management business lines. Noninterest income decreased during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to the changes noted above within our mortgage origination segment, partially offset by net increases primarily within the broker-dealer segment’s fixed income services, structured finance and wealth management business lines.

Noninterest expense decreased during the three months ended June 30, 2023, compared with the same period in 2022, primarily due to decreases in both variable and non-variable compensation and other segment costs within our mortgage origination segment associated with the decreased mortgage loan originations. Noninterest expense decreased during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to the changes previously noted within our mortgage origination segment, partially offset by increases in both variable and non-variable compensation and other segment operating costs within our broker-dealer segment. We have experienced an increase in certain noninterest expenses during 2023 and 2022, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs through the remainder of 2023.

Effective income tax rates during the three months ended June 30, 2023 and 2022 were 26.4% and 25.6%, respectively, and for the six months ended June 30, 2023 and 2022, were 18.5% and 23.2% respectively. The effective tax rate for the second quarter of 2022 was higher than the applicable statutory rate primarily due to the impact of non-deductible compensation expense and other permanent adjustments, while the effective tax rate during the second quarter of 2023 was higher than the applicable statutory rate primarily due to the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan. During the six months ended June 30, 2023, the effective tax rate was lower than the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the increase in taxes noted above.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net interest income	$100,986	$101,259	$(273)	$205,756	$193,329	$12,427
Provision for (reversal of) credit losses	14,900	5,025	9,875	16,500	4,975	11,525
Noninterest income	11,189	12,467	(1,278)	22,379	25,237	(2,858)
Noninterest expense	57,436	57,331	105	113,563	115,761	(2,198)
Income before income taxes	$39,839	$51,370	$(11,531)	$98,072	$97,830	$242

The decrease in income before income taxes during the three months ended June 30, 2023, compared with the same period in 2022, was primarily due to an increase in the provision for credit losses. While income before income taxes during the six months ended June 30, 2023, compared with the same period in 2022, was relatively flat, changes between periods included the combined impact of net interest income volume and rate changes within the loans held for investment, mortgage warehouse lending, investment securities and deposit portfolio, significantly offset by an increase in the provision for credit losses. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

Additionally, and as discussed in more detail below, given the ongoing competition for liquidity by some participants in our markets and as customers seek higher yields on deposits, the banking segment’s cost of deposits has increased and we expect it will continue to increase during the remainder of 2023. The resulting net interest income spread compression has had, and is expected to continue to have, a negative impact on banking segment operating results.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Efficiency ratio (1)	51.20%	50.41%	49.78%	52.96%
Return on average assets (2)	0.89%	1.09%	1.16%	1.03%
Net interest margin (3)	3.11%	2.97%	3.25%	2.81%
Net charge-offs to average loans outstanding (4)	(0.15)%	(0.07)%	(0.09)%	(0.04)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net charge-offs to average loans outstanding is defined as the greater of charge-offs during the reported period minus recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended June 30, 2023 and 2022, purchase accounting contributed 11 and 10 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.11% and 2.98%, respectively. During the six months ended June 30, 2023 and 2022, purchase accounting contributed 9 and 9 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.25% and 2.81% respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,865,209	$114,872	5.86%	$7,302,343	$79,305	4.36%
Subsidiary warehouse lines of credit	957,526	19,151	7.91%	1,298,673	14,483	4.41%
Investment securities - taxable	2,348,194	18,437	3.14%	2,354,096	9,841	1.67%
Investment securities - non-taxable (2)	113,734	995	3.50%	106,178	929	3.50%
Federal funds sold and securities purchased under agreements to resell	15,582	214	5.51%	117,476	311	1.06%
Interest-bearing deposits in other financial institutions	1,673,527	21,273	5.10%	2,451,889	4,984	0.82%
Other	67,580	789	4.68%	36,824	99	1.08%
Interest-earning assets, gross (2)	13,041,352	175,731	5.40%	13,667,479	109,952	3.23%
Allowance for credit losses	(96,385)			(91,155)
Interest-earning assets, net	12,944,967			13,576,324
Noninterest-earning assets	832,940			933,480
Total assets	$13,777,907			$14,509,804

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,614,826	$66,389	3.50%	$7,614,093	$7,286	0.38%
Notes payable and other borrowings	790,514	8,170	4.15%	287,335	1,209	1.69%
Total interest-bearing liabilities	8,405,340	74,559	3.56%	7,901,428	8,495	0.43%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,665,643			4,850,513
Other liabilities	137,640			141,979
Total liabilities	12,208,623			12,893,920
Stockholders’ equity	1,569,284			1,615,884
Total liabilities and stockholders’ equity	$13,777,907			$14,509,804

Net interest income (2)		$101,172			$101,457
Net interest spread (2)			1.84%			2.80%
Net interest margin (2)			3.11%			2.98%

	Six Months Ended June 30,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,779,891	$219,504	5.69%	$7,229,731	$153,116	4.27%
Subsidiary warehouse lines of credit	842,636	32,631	7.74%	1,321,090	27,200	4.12%
Investment securities - taxable	2,380,954	36,471	3.06%	2,347,813	18,683	1.59%
Investment securities - non-taxable (2)	113,813	2,005	3.52%	107,508	1,862	3.46%
Federal funds sold and securities purchased under agreements to resell	57,958	1,417	4.93%	141,111	485	0.69%
Interest-bearing deposits in other financial institutions	1,540,567	37,388	4.89%	2,698,431	6,412	0.48%
Other	55,597	1,231	4.46%	36,812	22	0.12%
Interest-earning assets, gross (2)	12,771,416	330,647	5.22%	13,882,496	207,780	3.02%
Allowance for credit losses	(96,005)			(91,481)
Interest-earning assets, net	12,675,411			13,791,015
Noninterest-earning assets	852,626			912,748
Total assets	$13,528,037			$14,703,763

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,331,842	$110,829	3.05%	$7,854,733	$12,275	0.32%
Notes payable and other borrowings	688,504	13,681	4.01%	238,956	1,773	1.50%
Total interest-bearing liabilities	8,020,346	124,510	3.13%	8,093,689	14,048	0.35%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,799,278			4,826,177
Other liabilities	145,452			127,952
Total liabilities	11,965,076			13,047,818
Stockholders’ equity	1,562,961			1,655,945
Total liabilities and stockholders’ equity	$13,528,037			$14,703,763

Net interest income (2)		$206,137			$193,732
Net interest spread (2)			2.09%			2.67%
Net interest margin (2)			3.25%			2.81%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross (2)	$6,118	$29,449	$35,567	$11,649	$54,739	$66,388
Subsidiary warehouse lines of credit (3)	(3,751)	8,419	4,668	(9,775)	15,206	5,431
Investment securities - taxable	(25)	8,621	8,596	261	17,527	17,788
Investment securities - non-taxable (4)	66	—	66	108	35	143
Federal funds sold and securities purchased under agreements to resell	(269)	172	(97)	(285)	1,217	932
Interest-bearing deposits in other financial institutions	(1,591)	17,880	16,289	(2,756)	33,732	30,976
Other	83	607	690	11	1,198	1,209
Total interest income (4)	631	65,148	65,779	(787)	123,654	122,867

Interest expense
Deposits	$1	$59,102	$59,103	$(830)	$99,384	$98,554
Notes payable and other borrowings	2,120	4,841	6,961	3,344	8,564	11,908
Total interest expense	2,121	63,943	66,064	2,514	107,948	110,462

Net interest income (4)	$(1,490)	$1,205	$(285)	$(3,301)	$15,706	$12,405
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included an increase of $0.3 million and a decline $0.3 million in accretion of discount on loans during the three and six months ended June 30, 2023, compared with the same periods in 2022. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of June 30, 2023, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income, but during a period of declining interest rates, tends to result in a decrease in net interest income.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At June 30, 2023, approximately $773 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 80% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. During a period of rising interest rates, the cost of funds on deposits, and therefore, interest expense, tends to increase. Given the ongoing competition for liquidity by some participants in our markets and the recent banking industry disruption, and as customers seek higher yields on deposits, our cost of deposits increased during the three and six months ended June 30 2023 compared to the same periods of 2022 and we expect that the Bank’s interest expense related to certain deposits will continue to increase during the remainder of 2023. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At June 30, 2023, total estimated uninsured deposits were $4.4 billion, or approximately 40% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $350.7 million, were $4.1 billion, or approximately 37% of total deposits.

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

The banking segment retained approximately $60.4 million and $104.3 million in mortgage loans originated by the mortgage origination segment during the three months ended June 30, 2023 and 2022, respectively, and $126.4 million and $213.0 million in mortgage loans originated by the mortgage origination segment during the six months ended June 30, 2023 and 2022, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. Specifically, during the three and six months ended June 30, 2023, the provision for credit losses reflected a significant build in the allowance related to loan portfolio changes since the prior period and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during the three and six months ended June 30, 2023 included a provision for credit losses of $12.9 million and $14.5 million, respectively, while individually evaluated loans included a provision for credit losses of $1.9 million and $2.0 million, respectively. The change in the allowance for credit losses during the three and six months ended June 30, 2023 were also impacted by net charge-offs of $2.9 million and $3.3 million, respectively. During the three and six months ended June 30, 2022, the banking segment’s increases in the allowance reflected a deteriorating U.S. economic outlook since the prior period, partially offset by decreases in specific reserves and positive risk rating grade migration. The net impact to the allowance of changes associated with collectively evaluated loans during the three and six months ended June 30, 2022 included a provision for credit losses of $6.6 million and $6.4 million, respectively, while individually evaluated loans included a reversal of credit losses of $1.6 million and $1.5 million, respectively. The changes in the allowance for credit losses during the three and six months ended June 30, 2022 were also impacted by net charge-offs of $1.2 million and $1.5 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income decreased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to a decline in service charges on depositor accounts and wealth management fee income.

The banking segment’s noninterest expense decreased during the six months ended June 30, 2023, compared to the same period in 2022, primarily due to decreases in compensation-related and allowance for unfunded commitments expenses, partially offset by an increase in FDIC assessment expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net interest income:
Wealth management:
Securities lending	$2,102	$1,986	$116	$3,824	$3,331	$493
Clearing services	1,477	1,989	(512)	2,958	4,110	(1,152)
Structured finance	1,752	1,640	112	4,377	3,451	926
Fixed income services	704	5,500	(4,796)	2,722	10,613	(7,891)
Other	7,166	1,463	5,703	13,183	2,591	10,592
Total net interest income	13,201	12,578	623	27,064	24,096	2,968
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	6,457	7,476	(1,019)	13,077	18,674	(5,597)
Wealth management:
Retail	23,543	19,011	4,532	44,547	37,623	6,924
Clearing services	9,654	6,362	3,292	20,428	11,482	8,946
Structured finance	2,015	2,640	(625)	3,921	4,585	(664)
Other	999	1,009	(10)	1,667	1,959	(292)
	42,668	36,498	6,170	83,640	74,323	9,317
Investment and securities advisory fees and commissions by business line:
Public finance services	21,591	21,554	37	39,541	40,150	(609)
Fixed income services	2,058	1,553	505	3,004	3,378	(374)
Wealth management:
Retail	7,819	8,141	(322)	15,180	16,480	(1,300)
Clearing services	430	462	(32)	823	948	(125)
Structured finance	81	201	(120)	219	566	(347)
Other	58	91	(33)	118	185	(67)
	32,037	32,002	35	58,885	61,707	(2,822)
Other:
Structured finance	16,074	15,757	317	31,083	16,391	14,692
Fixed income services	8,469	4,340	4,129	15,317	(2,618)	17,935
Other	792	(946)	1,738	1,750	(1,462)	3,212
	25,335	19,151	6,184	48,150	12,311	35,839
Total noninterest income	100,040	87,651	12,389	190,675	148,341	42,334
Net revenue (2)	113,241	100,229	13,012	217,739	172,437	45,302
Noninterest expense:
Variable compensation (3)	34,798	37,471	(2,673)	65,619	64,096	1,523
Non-variable compensation and benefits	30,492	27,023	3,469	62,100	56,223	5,877
Segment operating costs (4)	29,499	26,634	2,865	58,146	51,621	6,525
Total noninterest expense	94,789	91,128	3,661	185,865	171,940	13,925

Income (loss) before income taxes	$18,452	$9,101	$9,351	$31,874	$497	$31,377
(1)	Securities commissions and fees includes income of $13.1 million and $1.7 million during the three months ended June 30, 2023 and 2022, respectively, and $22.8 million and $2.4 million during the six months ended June 30, 2023 and 2022, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.

The increase in net revenue and income before income taxes for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily related to the combined impacts of the rising interest rate environment and a more favorable housing environment in certain areas of the country, which was evidenced by improved results period-over-period within our various business lines. All the broker-dealer business lines experienced an increase in net revenues when compared to the six months ended June 30, 2022, except the public finance business line. Specifically, the broker-dealer segment’s structured finance business line experienced an increase in net revenues due to increased production volumes, improved buyside demand for securitized products, and support from certain state legislatures for down payment assistance programs. The wealth management business line’s net revenue improvement was driven by improved customer balance revenues, which included increases in FDIC sweep revenue, despite weaker retail division transactional production. The increase in net revenues in the broker-dealer segment’s fixed income services business line during the six months ended June 30, 2023, compared to the previous period in 2022, was primarily due to improved trading revenues in both taxable and municipal products off-set by a decrease in net interest income from the increase in the cost to carry inventory positions. The decrease in net revenues in the broker-dealer segment’s public finance business line was due to the unfavorable national issuance trends in the six months ended June 30, 2023 compared to the same period in 2022.

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

The broker-dealer segment experienced lower-than-forecasted operating results during 2022 given trends related to the combination of rapid or significant changes in interest rates, the sharp decline in mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products. Such trends have resulted in a challenging environment associated with the broker-dealer segment’s short- and long-term financial condition and resulting in variability in its operating results. In the event future operating performance remains challenged and below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the broker-dealer segment reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The slight increase in net interest income during the three and six months ended June 30, 2023, compared with the same periods in 2022, were primarily due to the increase in net interest income from structured finance and securities lending divisions, partially offset by the decline in net interest income within the fixed income services business line due to the increased cost to carry those inventories and the clearing services division of the wealth management business line due to the decrease in the net interest earned from correspondent margin loans, inventory and deposit balances.

Noninterest income increased during the three and six months ended June 30, 2023, compared with the same periods in 2022, primarily due to increases in securities commissions and fees and other noninterest income, partially offset by the decrease in investment and securities advisory fees and commissions for the six months ended June 30, 2023.

Securities commissions and fees increased during the three and six months ended June 30, 2023, compared with the same periods in 2022, primarily due to an increase in FDIC sweep revenue given higher short-term interest rates, partially offset by a decrease in fixed income and retail commissions. As FDIC sweep revenues are closely correlated to short-term interest rates, changes in short-term interest rates may affect these revenues. FDIC sweep program revenues earned on deposits placed with the banking segment are eliminated in consolidation.

Investment and securities advisory fees and commissions decreased during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to decreases in fees earned from managed assets and municipal advisory and underwriting transactions. Public finance national issuance volume declined approximately 20% in the six months ended June 30, 2023, compared with the same period in 2022. Investment and securities advisory fees and commissions increased slightly during the three months ended June 2023, compared with the same period in 2022, primarily due to the fees earned from the increase in assets under management within our treasury management division of our public finance business line and the net trading gains from underwriting transactions in our fixed income services business line. These increases were partially offset by a decline in our traditional public finance advisory fees and in our wealth management business line from fees earned from managed assets.

The increase in other noninterest income during the three and six months ended June 30, 2023, compared with the same periods in 2022, were primarily due to increases in trading gains earned from structured finance and fixed income trading activities. Specifically, mortgage originations increased 133% and 55% for the three and six months ended June 30, 2023, respectively, and customer demand improved when compared with the same periods in 2022. Increased fixed income trading gains were driven by mortgage-backed securities and credit trading for the three months ended June 30, 2023 and municipal and credit trading for the six months ended June 30, 2023. Also contributing to the overall increase in noninterest income was an increase in the value of the broker-dealer segment’s deferred compensation plan’s assets of $1.2 million and $2.3 million for the three and six months ended June 30, 2023, respectively, when compared with the same periods in 2022. With the expected rise in interest rates continuing throughout 2023, we anticipate continued volatility in trading revenues.

The increase in noninterest expenses during the three and six months ended June 30, 2023, compared with the same periods in 2022, were due to increases in segment compensation and operating costs. For the three months ended June 30, 2023, the increase in segment compensation is primarily due to increases in deferred compensation expenses from both the restricted stock plan and the broker-dealer segment’s deferred compensation plan as well as overall increases in fixed compensation, offset by the decrease in commissions earned from trading activity in our wealth management and fixed income business lines. For the six months ended June 30, 2023, the increase in segment compensation was primarily due to the impact of changes in variable compensation on improved results, increases in deferred compensation expenses from both the restricted stock plan and the broker-dealer segment’s deferred compensation plan as well as overall increases in fixed compensation. The remaining increase in noninterest expenses during the three and six months ended June 30, 2023, compared with the same periods in 2022 were attributable to an increase in software expenses, travel expenses, quotation costs and legal fees.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total compensation as a % of net revenue (1)	57.7%	64.3%	58.7%	69.8%
Pre-tax margin (2)	16.3%	9.1%	14.6%	0.3%
FDIC insured program balances at the Bank (end of period)			$1,464,127	$758,485
Other FDIC insured program balances (end of period)			$639,107	$1,447,421
Customer funds on deposit, including short credits (end of period)			$252,746	$413,229

Public finance services:
Number of issues (3)	265	283	419	514
Aggregate amount of offerings (3)	$12,737,408	$11,170,660	$21,855,809	$18,192,940

Structured finance:
Lock production/TBA volume	$1,580,022	$677,488	$2,767,848	$1,787,396

Fixed income services:
Total volumes	$59,566,067	$62,551,045	$107,063,941	$125,210,898
Net inventory (end of period)			$621,811	$457,205

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period) (3)			94	99
Independent registered representatives (end of period)			191	173
Correspondents (end of period)			109	112
Correspondent receivables (end of period)			$115,487	$145,262
Customer margin balances (end of period)			$243,590	$317,508

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,326,418	$1,013,025
Interest-bearing liabilities - stock loaned (end of period)			$1,229,368	$851,192
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net interest income (expense)	$(5,901)	$(1,291)	$(4,610)	$(10,109)	$(3,127)	$(6,982)
Noninterest income	90,079	140,082	(50,003)	158,909	283,276	(124,367)
Noninterest expense	98,660	133,169	(34,509)	187,413	268,027	(80,614)
Income (loss) before income taxes	$(14,482)	$5,622	$(20,104)	$(38,613)	$12,122	$(50,735)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, increases in mortgage interest rates that began in 2022 and have continued into 2023 have also continued to negatively impact home purchase volume through the first half of 2023. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2022 and continuing through the first half of 2023, certain events have adversely impacted total mortgage market origination volumes because of their effect on the economy, including inflation and rising interest rates, the Federal Reserve’s actions and communications, and geopolitical threats. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges, in addition to supply chain problems, are impacting customers’ abilities to purchase homes. In addition, continued mortgage industry excess capacity has adversely impacted PrimeLending’s individual loan origination volume. The increase in interest rates that began during 2022, which has led to a sharp reduction in national refinancing volume and a reduction of willing and eligible home buyers, has resulted in competitive mortgage pricing pressure, leading to a decline in combined net gains from mortgage loan sales and mortgage loan origination fees through March 31, 2023. However, between March 31, 2023 and June 30, 2023, combined net gains from loan sales and mortgage loan origination fees were relatively unchanged. Currently, we anticipate that lower seasonal transaction volumes and the continuation of the mortgage loan production and operating results trends experienced by the mortgage origination segment during 2022 and the first half of 2023 will continue through the remainder of 2023. Given these expectations, PrimeLending continues to evaluate its cost structure to address the current mortgage environment.

We believe that ongoing initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. As noted under the section titled “Asset Valuation” earlier in this Item 2, the mortgage origination segment experienced operating losses during the second half of 2022 which have continued as expected into the first quarter of 2023 due to conditions discussed in detail within this discussion of segment results. However, during the second quarter of 2023, the mortgage origination segment’s operating losses continued and did not meet our forecasted projections. In light of the recent and continuing macroeconomic challenges in the mortgage industry given tight housing inventories and mortgage interest rate levels, and specifically the inability of our mortgage origination segment to meet forecasted projections, we identified these collective factors as a triggering event during the second quarter of 2023. As a result, we performed an interim quantitative impairment test as of June 1, 2023 using revised forecasts and concluded that it was more likely than not that the mortgage origination segment’s estimated fair value of goodwill exceeded its carrying value. However, in the event future operating performance remains challenged, the fair value of the mortgage origination reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

As a GNMA approved lender, we are subject to certain HUD reporting requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”). If this occurs, certain additional financial reporting submissions are required. During the first quarter of 2023, the operating loss ratio was 21.2%, which was reported to HUD. During the second quarter of 2023, the operating loss ratio decreased to 15.8%.

In addition, as a FNMA and FHLMC approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC. These agencies may also monitor additional financial performance trends at their discretion.

Income (loss) before income taxes decreased significantly during the three and six months ended June 30, 2023, compared with the same periods in 2022. The decrease was primarily the result of a decrease in interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications, a decrease in the average value of individual IRLCs and an increase in interest expense. The impact of these trends was partially offset by an increase in average loan origination fees and a decrease in noninterest expense as discussed in more detail below.

During 2022 and continuing into the second quarter of 2023, the U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. Average interest rates during the three and six months ended June 30, 2023, exceeded average interest rates during the same periods in 2022, and refinancing volume as a percentage of total origination volume decreased during the three and six months ended June 30, 2023, as compared to the same periods in 2022. Although we anticipate a lower percentage of refinancing volume relative to total loan origination volume during the year ending in December 31, 2023, as compared to the year ended December 31, 2022, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages, affordability challenges, and supply chain problems related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2023, funded volume through ABAs was approximately 12% of the mortgage origination segment’s total loan volume. During March 2023, all members of one ABA mutually agreed to dissolve the entity, effective June 2023. Currently, PrimeLending owns a greater than 50% membership interest in three ABAs. In addition, during July 2023, all members of one of the three remaining ABAs mutually agreed to dissolve the entity, effective September 2023. We expect total production within the ABA channel to approximate 15% of loan volume of the mortgage origination segment during the remainder of 2023.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,					Six Months Ended June 30,
	2023		2022			2023		2022
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2023 vs 2022	Amount	Total	Amount	Total	2023 vs 2022
Mortgage Loan Originations - units	7,868		12,090		(4,222)	13,651		24,309		(10,658)

Mortgage Loan Originations - volume:
Conventional	$1,543,272	62.95%	$2,523,426	66.25%	$(980,154)	$2,635,107	62.97%	$5,036,525	66.50%	$(2,401,418)
Government	554,565	22.62%	705,741	18.53%	(151,176)	989,114	23.64%	1,349,055	17.81%	(359,941)
Jumbo	100,051	4.08%	362,810	9.52%	(262,759)	163,536	3.91%	750,652	9.91%	(587,116)
Other	253,762	10.35%	217,243	5.70%	36,519	396,646	9.48%	437,471	5.78%	(40,825)
	$2,451,650	100.00%	$3,809,220	100.00%	$(1,357,570)	$4,184,403	100.00%	$7,573,703	100.00%	$(3,389,300)

Home purchases	$2,301,007	93.86%	$3,342,103	87.74%	$(1,041,096)	$3,912,502	93.50%	$6,095,134	80.48%	$(2,182,632)
Refinancings	150,643	6.14%	467,117	12.26%	(316,474)	271,901	6.50%	1,478,569	19.52%	(1,206,668)
	$2,451,650	100.00%	$3,809,220	100.00%	$(1,357,570)	$4,184,403	100.00%	$7,573,703	100.00%	$(3,389,300)

Texas	$640,384	26.12%	$805,767	21.15%	$(165,383)	$1,137,227	27.18%	$1,594,803	21.06%	$(457,576)
California	215,237	8.78%	320,923	8.42%	(105,686)	359,840	8.60%	724,692	9.57%	(364,852)
South Carolina	137,816	5.62%	179,894	4.72%	(42,078)	225,100	5.38%	342,816	4.52%	(117,716)
Florida	120,971	4.93%	186,320	4.89%	(65,349)	211,210	5.05%	383,744	5.07%	(172,534)
Arizona	119,399	4.87%	167,930	4.41%	(48,531)	206,869	4.94%	357,335	4.72%	(150,466)
New York	100,180	4.09%	151,409	3.97%	(51,229)	170,370	4.07%	293,162	3.87%	(122,792)
Missouri	90,219	3.68%	121,100	3.18%	(30,881)	145,333	3.47%	241,260	3.18%	(95,927)
North Carolina	74,014	3.02%	127,683	3.35%	(53,669)	129,422	3.09%	235,644	3.11%	(106,222)
Ohio	76,348	3.11%	172,317	4.52%	(95,969)	128,805	3.08%	313,261	4.14%	(184,456)
Maryland	62,794	2.56%	98,902	2.60%	(36,108)	107,303	2.56%	195,235	2.58%	(87,932)
All other states	814,288	33.22%	1,476,975	38.79%	(662,687)	1,362,924	32.58%	2,891,751	38.18%	(1,528,827)
	$2,451,650	100.00%	$3,809,220	100.00%	$(1,357,570)	$4,184,403	100.00%	$7,573,703	100.00%	$(3,389,300)

Mortgage Loan Sales - volume:
Third parties	$2,055,295	97.14%	$3,768,589	97.31%	$(1,713,294)	$3,650,829	96.65%	$7,528,495	97.25%	$(3,877,666)
Banking segment	60,411	2.86%	104,346	2.69%	(43,935)	126,397	3.35%	213,036	2.75%	(86,639)
	$2,115,706	100.00%	$3,872,935	100.00%	$(1,757,229)	$3,777,226	100.00%	$7,741,531	100.00%	$(3,964,305)

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

The mortgage origination segment’s total loan origination volume decreased 35.6% and 44.8% during the three and six months ended June 30, 2023, compared to the same periods in 2022, while income before income taxes decreased 357.6% and 418.5%, respectively, during those same periods. The decrease in income before income taxes during the three and six months ended June 30, 2023, were primarily due to decreases in net gains from sale of mortgage loans and to a much lesser extent, decreases in mortgage loan origination fees, compared with the same periods in 2022. These trends were partially offset by decreases in variable compensation, and to a lesser extent, decreases in non-variable compensation and benefits expense and segment operating costs during the three and six months ended June 30, 2023, compared to the same periods in 2022.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	207	260	201	291
Impact of loans retained by banking segment	(6)	(7)	(7)	(8)
As reported	201	253	194	283
Variable compensation as a percentage of total compensation	51.1%	56.4%	46.4%	55.6%
Mortgage servicing rights asset ($000's) (end of period) (1)			$95,101	$121,688
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The year-over-year change in net interest expense between the three and six months ended June 30, 2023 and 2022 reflected the effects of decreased net yields on mortgage loans held for sale, partially offset by a decrease in the average warehouse line balance between each of the periods compared.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net gains from sale of loans	$42,488	$98,110	$(55,622)	$73,364	$218,934	$(145,570)
Mortgage loan origination fees and other related income	41,440	42,378	(938)	70,217	74,440	(4,223)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(197)	(16,770)	16,573	9,493	(37,191)	46,684
Mortgage servicing rights asset	(1,943)	7,443	(9,386)	(9,811)	9,636	(19,447)
Servicing fees	8,291	8,921	(630)	15,646	17,457	(1,811)
Total noninterest income	$90,079	$140,082	$(50,003)	$158,909	$283,276	$(124,367)

The decreases in net gains from sale of loans during the three and six months ended June 30, 2023, compared with the same periods in 2022, were primarily the result of decreases of 45.4% and 51.2% in total loan sales volume, in addition to decreases in average loan sales margin during both periods. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the decreases in loan sales volume during the three and six months ended June 30, 2023 were consistent with decreases in loan origination volume during the periods. The decreases in average loan sales margins during the three and six months ended June 30, 2023 were primarily attributable to competitive pricing pressure resulting from home inventory shortages, a reduction in national refinancing volume and continued mortgage industry excess capacity.

The decrease in mortgage loan origination fees during the six months ended June 30, 2023, compared with the same period in 2022, was primarily the result of a decrease in loan origination volume, partially offset by an increase in average mortgage loan origination fees. Fluctuations in mortgage loan origination fees are not always aligned with fluctuations in loan origination volume since customers may opt to pay PrimeLending discount fees on their mortgage loans in exchange for a lower interest rate.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from sale of loans margin is defined as net gains from sale of loans divided by loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended June 30, 2023 and 2022 were $60.4 million and $104.3 million, respectively, and $126.4 million and $213.0 million during the six months ended June 30, 2023 and 2022, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The increases in net fair value of IRLCs and loans held for sale during the three and six months ended June 30, 2023, were primarily the result of an increase in the total volume of individual IRLCs and loans held for sale between December 31, 2022 and June 30, 2023.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three and six months ended June 30, 2023, PrimeLending retained servicing on approximately 17% and 27%, respectively, of loans sold, compared with approximately 20% and 16%, respectively, of loans sold during the same periods in 2022. A reduction in third-party mortgage servicers purchasing mortgage servicing rights may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold during the remainder of 2023. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. The operating results of the mortgage origination segment were impacted during the three and six months ended June 30, 2023 by an increase of $4.0 million and a decrease of $6.8 million, respectively, in the net fair value of the MSR asset, of which $5.5 million of the decrease during the six months ended June 30, 2023, was primarily driven by market sales trends during the first quarter of 2023. The remaining fluctuations in the net fair value of the MSR asset during the respective periods were primarily due to the net gains driven by net changes in long-term U.S. Treasury bond rates and customer payoffs during the three and six months ended June 30, 2023, and losses of $5.9 million and $3.1 million generated by the derivatives used to hedge the MSR. In addition to gains and losses generated by changes in the net fair value of the MSR asset, net servicing income of $3.8 million and $6.8 million, respectively, were recognized during the three and six months ended June 30, 2023. On June 2, 2023, the mortgage origination segment sold MSR assets of $19.1 million, which represented $991.0 million of its serviced loan volume at the time. There were no MSR assets sold during the three and six months ended June 30, 2022.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Variable compensation	$36,249	$56,525	$(20,276)	$61,822	$112,767	$(50,945)
Non-variable compensation and benefits	34,733	43,681	(8,948)	71,515	90,187	(18,672)
Segment operating costs	21,776	25,052	(3,276)	42,654	49,027	(6,373)
Lender paid closing costs	1,387	3,809	(2,422)	2,562	7,461	(4,899)
Servicing expense	4,515	4,102	413	8,860	8,585	275
Total noninterest expense	$98,660	$133,169	$(34,509)	$187,413	$268,027	$(80,614)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Historically, variable compensation comprises the majority of total employees’ compensation and benefits expenses, but during the six months ended June 30, 2023, non-variable compensation was greater than variable compensation. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 35.6% and 44.8% during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 20.5% and 20.7% during the same periods, respectively. These decreases during the three and six months ended June 30, 2023, compared to the same periods in 2022, were primarily due to a decrease in salaries associated with a reduction in underwriting and loan fulfillment, operations and corporate staff in response to the decreases in loan origination volume that started at the end of 2021, and has continued through the second quarter of 2023. Severance costs, included in non-variable compensation above, incurred because of this continued initiative were $0.2 million and $0.9 million, respectively, during the three and six months ended June 30, 2023. These actions are expected to favorably impact annualized pre-tax expenses by approximately $9 million. PrimeLending remains committed to evaluating staffing levels and maintaining an appropriate cost structure to address the dynamic mortgage loan origination trends. Segment operating costs decreased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to decreases in occupancy and equipment expense, professional fees, and software expense.

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

Between January 1, 2014 and June 30, 2023, the mortgage origination segment sold mortgage loans totaling $143.8 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2014, it does not anticipate experiencing significant losses in the future on loans originated prior to 2014 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2014 and June 30, 2023 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$225,271	0.16%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	273,177	0.19%	19,910	0.01%
	$498,448	0.35%	$19,910	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

For each loan, the mortgage origination segment concludes its obligation to a claimant is both probable and reasonably estimable, the mortgage origination segment has established a specific claims indemnification liability reserve.

An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. Factors considered in the calculation of this reserve include, but are not limited to, the total volume of loans sold exclusive of specific claimant requests, actual claim inquiries, claim settlements and the severity of estimated losses resulting from future claims, and the mortgage origination segment’s history of successfully curing defects identified in claim requests.

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. Since the end of the first quarter of 2023, PrimeLending has experienced an increase in agency claim inquiries relative to historical trending. While no adjustment has been made to the factors considered in the calculation of the indemnification liability reserve as a result of this trend as of June 30, 2023, PrimeLending will continue to monitor this trend and assess its potential impact on the indemnification liability reserve.

At June 30, 2023 and December 31, 2022, the mortgage origination segment’s total indemnification liability reserve totaled $15.1 million and $20.5 million, respectively. The related provision for indemnification losses was $0.5 million and $0.8 million during the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net interest income (expense)	$(3,479)	$(3,190)	$(289)	$(6,801)	$(6,580)	$(221)
Noninterest income	3,081	2,080	1,001	5,786	3,846	1,940
Noninterest expense	16,301	17,561	(1,260)	31,814	30,354	1,460
Loss before income taxes	$(16,699)	$(18,671)	$1,972	$(32,829)	$(33,088)	$259

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, consumer services, industrial equipment manufacturing and animal health, with an aggregate carrying value of approximately $44 million at June 30, 2023.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and six months ended June 30, 2023 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended June 30, 2023 and 2022 included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”), on our $50 million aggregate principal amount of subordinated notes due 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”).

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three months ended June 30, 2023, noninterest expenses decreased, compared with the same period in 2022, primarily due to decreases in professional fees. During the six months ended June 30, 2023, noninterest expenses increased, compared to the same period in 2022, primarily due to inflationary increases associated with employees’ compensation and benefits as well as increases in professional fees.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2023, as compared with December 31, 2022.

Securities Portfolio

At June 30, 2023, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2023	2022
Trading securities, at fair value
U.S. Treasury securities	$7,481	$10,466
U.S. government agencies:
Bonds	20,545	20,878
Residential mortgage-backed securities	262,410	214,100
Collateralized mortgage obligations	83,564	182,717
Corporate debt securities	56,739	42,685
States and political subdivisions	229,705	260,271
Private-label securitized product	29,627	9,265
Other	6,578	14,650
	696,649	755,032
Securities available for sale, at fair value
U.S. Treasury securities	4,490	19,144
U.S. government agencies:
Bonds	172,495	202,257
Residential mortgage-backed securities	373,939	406,358
Commercial mortgage-backed securities	175,129	175,499
Collateralized mortgage obligations	764,870	818,894
States and political subdivisions	35,946	36,614
	1,526,869	1,658,766
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	289,806	301,583
Commercial mortgage-backed securities	180,109	180,942
Collateralized mortgage obligations	299,519	314,705
States and political subdivisions	78,003	78,302
	847,437	875,532

Equity securities, at fair value	258	200
Total securities portfolio	$3,071,213	$3,289,530

We had net unrealized losses of $131.2 million and $129.8 million at June 30, 2023 and December 31, 2022, respectively, related to the available for sale investment portfolio, and net unrealized losses of $92.3 million and $90.2 million at June 30, 2023 and December 31, 2022, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

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

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2023, the banking segment’s securities portfolio of $2.4 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.5 billion, held to maturity securities of $847.4 million and equity securities of $0.2 million, in addition to $11.7 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $696.6 million at June 30, 2023. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $74.8 million at June 30, 2023.

Corporate

At June 30, 2023, the corporate portfolio included other investments, including those associated with merchant banking, of $35.9 million in other assets within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2023. In addition, as of June 30, 2023, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at June 30, 2023.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	June 30,	December 31,
	2023	2022
Commercial real estate	$3,275,910	$3,245,873
Commercial and industrial	1,797,639	1,639,980
Construction and land development	1,083,103	980,896
1-4 family residential	1,811,362	1,767,099
Consumer	26,664	27,602
Broker-dealer	359,444	431,223
Loans held for investment, gross	8,354,122	8,092,673
Allowance for credit losses	(109,306)	(95,442)
Loans held for investment, net of allowance	$8,244,816	$7,997,231

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $9.1 billion and $8.5 billion at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.6 billion, of which $1.2 billion was drawn. At December 31, 2022, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At June 30, 2023, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 41.0%, 22.7% and 13.6%, respectively, of the banking segment’s total loans held for investment at June 30, 2023. The banking segment’s loan concentrations were within regulatory guidelines at June 30, 2023.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by the Russia-Ukraine conflict, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At June 30, 2023, the Bank’s energy loan exposure was approximately $60 million of loans held for investment with unfunded commitment balances of approximately $21 million. The allowance for credit losses on the Bank’s energy portfolio was $0.1 million, or 0.2% of loans held for investment at June 30, 2023.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	June 30, 2023
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate	$800,650	$1,409,222	$1,001,798	$64,240	$3,275,910
Commercial and industrial	2,525,862	320,360	150,084	—	2,996,306
Construction and land development	865,804	166,827	46,403	4,069	1,083,103
1-4 family residential	125,817	402,020	474,227	809,298	1,811,362
Consumer	13,768	12,457	423	16	26,664
Total	$4,331,901	$2,310,886	$1,672,935	$877,623	$9,193,345

Fixed rate loans	$2,018,960	$1,762,899	$1,392,293	$877,623	$6,051,775
Floating rate loans	2,312,941	547,987	280,642	—	3,141,570
Total	$4,331,901	$2,310,886	$1,672,935	$877,623	$9,193,345

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of June 30, 2023, floating rate loans totaling $773.2 million had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. An additional $2.5 million of floating rate loans would be adjustable if published rates increase by a sufficient amount to move past their floored levels. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $358.5 million and $431.0 million at June 30, 2023 and December 31, 2022, respectively. This decrease from December 31, 2022 to June 30, 2023 was primarily attributable to a decrease of $41.4 million, or 26%, in receivables from correspondents, and a decrease of $30.7 million, or 11%, in customer margin accounts.

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

	June 30,	December 31,
	2023	2022
Loans held for sale:
Unpaid principal balance	$1,177,140	$850,277
Fair value adjustment	3,187	5,420
	$1,180,327	$855,697
IRLCs:
Unpaid principal balance	$709,174	$506,278
Fair value adjustment	5,109	1,767
	$714,283	$508,045

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2023 and December 31, 2022 were $1.4 billion and $1.2 billion, respectively, while the related estimated fair values were $8.0 million and $3.3 million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of June 30, 2023, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2023. During our previous quarterly macroeconomic assessment as of March 31, 2023, we also utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in March 2023.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		June 30,	March 31,	December 31,	September 30,	June 30,
		2023	2023	2022	2022	2022
GDP growth rates:
	Q2 2022					2.6%
	Q3 2022				1.3%	2.0%
	Q4 2022			0.8%	0.4%	0.6%
	Q1 2023		2.5%	0.1%	0.3%	0.9%
	Q2 2023	1.4%	0.4%	(1.4)%	(1.8)%	1.0%
	Q3 2023	0.1%	0.4%	(2.5)%	(2.2)%	(1.0)%
	Q4 2023	0.3%	(3.1)%	(2.4)%	(2.2)%	(3.0)%
	Q1 2024	(3.1)%	(2.2)%	0.4%	0.7%
	Q2 2024	(2.7)%	(1.1)%	1.1%
	Q3 2024	(0.9)%	2.1%
	Q4 2024	2.0%

Unemployment rates:
	Q2 2022					3.6%
	Q3 2022				3.7%	3.5%
	Q4 2022			3.7%	3.9%	3.6%
	Q1 2023		3.5%	4.0%	4.0%	3.6%
	Q2 2023	3.5%	3.7%	4.6%	4.6%	3.6%
	Q3 2023	3.8%	4.0%	5.3%	5.5%	5.0%
	Q4 2023	4.0%	4.7%	6.0%	6.2%	6.4%
	Q1 2024	4.9%	5.6%	5.9%	6.0%
	Q2 2024	5.6%	6.0%	5.6%
	Q3 2024	6.0%	5.7%
	Q4 2024	5.8%

As of June 30, 2023, our economic forecast was updated since March 31, 2023 based on recent updates to broader economic, fiscal, and monetary policy data. A bi-partisan bill was passed to suspend the U.S. debt ceiling limit until 2025. Real GDP growth during the second quarter of 2023 increased less than the prior quarter’s outlook at an annualized rate of 2.0% due to less inventory investment and government spending. In response to these developments, we updated our assumptions for the rest of 2023. We expect a mild U.S. recession to begin in the first quarter of 2024 and recovery from the fourth quarter of 2024. Persistently strong wage growth indicated still tight labor market conditions and the unemployment rate increased modestly to 3.7% at quarter end. The current quarter’s economic forecast assumes the federal funds rate remains elevated at a target range from 5.00% to 5.25% through the fourth quarter of 2023, with higher rates for longer duration further challenging the outlook for certain commercial real estate sectors. The scenario now reflects peak-to-trough commercial real estate price declines of approximately -21% from approximately -16% since the prior quarter’s forecast, with office properties being the most impacted, followed by the retail properties.

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

During the three and six months ended June 30, 2023, the provision for credit losses reflected a significant build in the allowance related to loan portfolio changes since the prior quarter and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during the three and six months ended June 30, 2023 included a provision for credit losses on collectively evaluated loans at the Bank of $12.9 million and $14.5 million, respectively, while the net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2023 included a provision for credit losses of $1.9 million and $2.7 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2023 were also impacted by net charge-offs of $2.9 million and $3.3 million, respectively.

During 2022, and continuing through the first half of 2023, the impact of changes in the U.S. economic outlook and resulting impact on collectively evaluated loans has resulted in a net build in the allowance at June 30, 2023, compared to both December 31, 2022 and December 31, 2021. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.41% and 1.27% as of June 30, 2023 and December 31, 2022. While changes in the U.S. economic outlook have been reflected in our current allowance at June 30, 2023, uncertainties that include, among others, the uncertain timing, duration and significance of further increases in market interest rates and a worsening macroeconomic forecast could adversely impact borrower cash flows and result in further increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
June 30, 2023	For Investment	Losses	Investment
Commercial real estate (1)	$3,275,910	$71,462	2.18%
Commercial and industrial (2)	1,467,257	17,149	1.17%
Construction and land development (3)	1,083,103	7,395	0.68%
Total commercial loans	5,826,270	96,006	1.65%

1-4 family residential	1,811,362	11,618	0.64%
Consumer	26,664	615	2.31%
Total retail loans	1,838,026	12,233	0.67%

Total commercial and retail loans	7,664,296	108,239	1.41%

Broker-dealer	359,444	901	0.25%
Mortgage warehouse lending	330,382	166	0.05%
Total loans held for investment	$8,354,122	$109,306	1.31%
(1)	Included within commercial real estate portfolio are loans within the office and retail portfolio industry subsectors. At June 30, 2023, the office and retail loans held for investment balances of approximately $826 million and $384 million, respectively, had an allowance for credit losses of approximately $30 million and $7 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 3.7% and 1.9%, respectively.
(2)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending.
(3)	Included within construction and land development portfolio are loans within the office and retail portfolio industry subsectors. At June 30, 2023, the office and retail loans held for investment balances of approximately $38 million and $27 million, respectively, had an allowance for credit losses of approximately $0.4 million and $0.4 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 1.1% and 1.4%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of June 30, 2023, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from military conflicts between Russia and Ukraine and global supply chain concerns recede faster than expected. Real GDP is expected to grow 3.6% in the third quarter of 2023, 3.4% in the fourth quarter of 2023, 3.2% in the first quarter of 2024, and 3.2% in the second quarter of 2024. Average unemployment rates are expected to decline to 3.0% by the fourth quarter of 2023 before reverting to historical data. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and we expect the federal funds rate to peak at 5.1% during 2023.

Compared to our economic forecast, the downside scenario assumes the Federal Reserve’s efforts to resolve recent bank failures are not successful at restoring consumer and business confidence, causing banks to tighten lending standards while the Fed keeps the federal funds rate elevated due to inflation concerns. The military conflict between Russia and Ukraine persists longer than anticipated and global supply chain issues worsen causing weaker manufacturing, increased good shortages, and the economy to fall back into recession. Real GDP is expected to decrease 3.0% in the third quarter of 2023, 3.0% in the fourth quarter of 2023, and 3.1% in the first quarter of 2024. Average unemployment rates are expected to increase to 7.8% by the third quarter of 2024, but improve to 6.3% by year-end 2025 and revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate by year end to support the economy to a 1.1% target by the second quarter of 2025. Disagreements in Congress prevent any additional fiscal measures to stem the recession.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $37 million or a weighted average expected loss rate of 1.0% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $46 million or a weighted average expected loss rate of 2.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Loans Held for Investment	2023	2022	2023	2022
Balance, beginning of period	$97,354	$91,185	$95,442	$91,352
Provision for credit losses	14,836	5,336	17,167	5,451
Recoveries of loans previously charged off:
Commercial real estate	20	11	31	43
Commercial and industrial	88	727	780	1,634
Construction and land development	—	—	—	—
1-4 family residential	35	35	52	48
Consumer	46	28	85	131
Broker-dealer	—	—	—	—
Total recoveries	189	801	948	1,856
Loans charged off:
Commercial real estate	—	—	977	—
Commercial and industrial	3,020	1,892	3,079	3,101
Construction and land development	—	—	—	—
1-4 family residential	—	33	73	48
Consumer	53	99	122	212
Broker-dealer	—	—	—	—
Total charge-offs	3,073	2,024	4,251	3,361
Net charge-offs	(2,884)	(1,223)	(3,303)	(1,505)
Balance, end of period	$109,306	$95,298	$109,306	$95,298

Average total loans for the period	$8,033,095	$7,838,090	$7,964,263	$7,838,566
Total loans held for investment (end of period)			$8,354,122	$7,930,619
Ratios:
Net charge-offs to average total loans held for investment (1)	(0.14)%	(0.06)%	(0.17)%	(0.04)%
Non-accrual loans to total loans held for investment (end of period)			0.42%	0.40%
Allowance for credit losses on loans held for investment to:
Total loans held for investment (end of period)			1.31%	1.20%
Non-accrual loans held for investment (end of period)			310.57%	301.16%
(1)	Net charge-offs to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans increased by $9.4 million from December 31, 2022 to June 30, 2023. This change in non-accrual loans was impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $3.8 million and $4.8 million at June 30, 2023 and December 31, 2022, respectively.

In addition to changes in non-accrual loans classified as loans held for sale, the increase in non-accrual loans during 2023 was primarily due to the addition of two commercial and industrial relationships to non-accrual status, partially offset by decreases in commercial real estate owner occupied loans and 1-4 family residential loans.

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

	June 30, 2023		December 31, 2022
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate	$71,462	39.21%	$63,255	40.11%
Commercial and industrial	17,315	21.53%	16,035	20.26%
Construction and land development	7,395	12.96%	6,051	12.12%
1-4 family residential	11,618	21.68%	9,313	21.84%
Consumer	615	0.32%	554	0.34%
Broker-dealer	901	4.30%	234	5.33%
Total	$109,306	100.00%	$95,442	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2023	2023	2022	2022	2022
Commercial real estate	$71,462	$61,521	$63,255	$63,200	$63,719
Commercial and industrial	17,315	16,615	16,035	16,108	19,836
Construction and land development	7,395	5,999	6,051	4,768	4,996
1-4 family residential	11,618	11,691	9,313	6,612	5,554
Consumer	615	563	554	574	542
Broker-dealer	901	965	234	521	651
	$109,306	$97,354	$95,442	$91,783	$95,298

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$6,805	$6,487	$7,784	$5,880
Other noninterest expense	1,187	444	208	1,051
Balance, end of period	$7,992	$6,931	$7,992	$6,931

During the three and six months ended June 30, 2022, the increases in the reserve for unfunded commitments were primarily due to increases in both loan expected loss rates and available commitment balances. During the three and six months ended June 30, 2023, the increases in the reserve for unfunded commitments were primarily due to increases in expected loss rates.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our loan portfolio, we had three credit relationship totaling $3.6 million of potential problem loans at June 30, 2023, compared with four credit relationships totaling $4.0 million of potential problem loans at December 31, 2022.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	June 30,	December 31,
	2023	2022	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$3,552	$4,269	$(717)
Commercial and industrial	21,442	9,095	12,347
Construction and land development	593	198	395
1-4 family residential	13,360	15,941	(2,581)
Consumer	9	14	(5)
Broker-dealer	—	—	—
	$38,956	$29,517	$9,439
Troubled debt restructurings included in accruing loans held for investment (1)	—	803	(803)
Non-performing loans (1)	$38,956	$30,320	$8,636

Non-performing loans as a percentage of total loans (1)	0.40%	0.33%	0.07%

Other real estate owned	$3,481	$2,325	$1,156

Other repossessed assets	$—	$—	$—

Non-performing assets (1)	$42,437	$32,645	$9,792

Non-performing assets as a percentage of total assets (1)	0.25%	0.20%	0.05%

Loans past due 90 days or more and still accruing	$130,036	$92,099	$37,937
(1)	Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-02 which eliminated the recognition and measurement guidance on troubled debt restructurings for creditors. Therefore, we no longer present troubled debt restructurings as a component of non-performing loans and assets.

At June 30, 2023, non-accrual loans included 34 commercial and industrial relationships with loans secured by notes receivable, recreational vehicles, accounts receivable and equipment. Non-accrual loans at June 30, 2023 also included $3.8 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2022, non-accrual loans included 40 commercial and industrial relationships with loans secured by accounts receivable, automobiles, equipment and notes receivable. Non-accrual loans at December 31, 2022 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale.

OREO increased from December 31, 2022 to June 30, 2023, primarily due to additions totaling $3.0 million, partially offset by disposals and valuation adjustments totaling $1.9 million. At both June 30, 2023 and December 31, 2022, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at June 30, 2023 and December 31, 2022, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. As of June 30, 2023, $56.9 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

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

Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three and six months ended June 30, 2023 was 3.50% and 3.05%, respectively, compared to 2.56% during the three months ended March 31, 2023 and 0.38% during the three months ended June 30, 2022. We expect that the Bank’s costs related to interest-bearing deposits will continue to increase during the remainder of 2023.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,
	2023		2022
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,664,512	0.00%	$4,530,166	0.00%
Interest-bearing deposits:
Demand	6,246,926	2.50%	6,698,325	0.22%
Savings	297,066	0.97%	344,009	0.05%
Time	945,450	2.47%	941,768	0.47%
	7,489,442	2.44%	7,984,102	0.24%
Total deposits	$11,153,954	1.64%	$12,514,268	0.16%

At June 30, 2023, total estimated uninsured deposits were $4.4 billion, or approximately 40% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $350.7 million, were $4.1 billion, or approximately 37% of total deposits. Total estimated uninsured deposits were $4.1 billion, or approximately 36%, of total deposits as of December 31, 2022.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of June 30, 2023 (in thousands).

Months to maturity:
3 months or less	$65,985
3 months to 6 months	27,859
6 months to 12 months	267,456
Over 12 months	52,953
$414,253

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	June 30, 2023		December 31, 2022
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$1,628,637	4.64%	$970,056	2.27%	$658,581
Notes payable	364,531	4.31%	346,654	4.33%	17,877
	$1,993,168	4.57%	$1,316,710	2.86%	$676,458

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The increase in short-term borrowings at June 30, 2023, compared with December 31, 2022, primarily reflected increases in federal funds purchased and FHLB borrowings by the banking segment and securities sold under agreements to repurchase by the broker-dealer segment. Notes payable at June 30, 2023 was comprised of $149.4 million related to the Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.5 million and mortgage origination segment borrowings of $17.6 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At June 30, 2023, Hilltop had $189.4 million in cash and cash equivalents, an increase of $16.9 million from $172.5 million at December

31, 2022. This increase in cash and cash equivalents included the receipt of $51.9 million of dividends from subsidiaries, partially offset by cash outflows of $20.8 million in cash dividends declared, $4.5 million in stock repurchases and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Economic Environment

As previously discussed, operational and financial headwinds during 2022 and continuing through the first half of 2023 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2023. The impacts of noted headwinds during the remainder of 2023 are highly uncertain and will depend on several developments outside of our control, including, among others, the timing and significance of changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and the Russian-Ukraine conflict and its impact on supply chains. In addition, during March 2023, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to recent bank failures as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As demonstrated during the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the recent pandemic crisis and its negative impact on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On July 20, 2023, our board of directors declared a quarterly cash dividend of $0.16 per common share, payable on August 25, 2023 to all common stockholders of record as of the close of business on August 11, 2023.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2023, Hilltop paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2023, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At June 30, 2023, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at June 30, 2023 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of June 30, 2023 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum
			Capital
			Requirements
			Including
			Conservation	To Be Well
	June 30, 2023		Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,419,063	10.28%	4.0%	5.0%
Hilltop	1,924,545	11.47%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,419,063	14.51%	7.0%	6.5%
Hilltop	1,924,545	17.63%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,419,063	14.51%	8.5%	8.0%
Hilltop	1,924,545	17.63%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,525,074	15.59%	10.5%	10.0%
Hilltop	2,230,993	20.44%	10.5%	N/A

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

The above sources of liquidity allow the banking segment to meet increased liquidity demands without adversely affecting daily operations. The Bank’s borrowing capacity through access to secured funding sources is summarized in the following table (in millions). Available liquidity noted below does not include borrowing capacity available through the discount window at the Federal Reserve.

	June 30,	December 31,
	2023	2022
FHLB capacity	$3,945	$4,139
Investment portfolio (available)	1,688	1,606
Fed deposits (excess daily requirements)	1,424	1,332
	$7,057	$7,077

As previously discussed, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to recent high-profile bank failures as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. These failures underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. The Bank also accessed and included additional core deposits on its balance sheet at June 30, 2023 of approximately $500 million from our Hilltop Securities FDIC-insured sweep program and utilized $500.0 million of its FHLB borrowing capacity noted above through the use of short-term borrowings.

Further, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 8.68% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.19% of the Bank’s total deposits at June 30, 2023. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2023, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. At June 30, 2023, Hilltop Securities had $78.0 million in borrowings under its credit arrangements and had no borrowings under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of June 30, 2023, the weighted average maturity of the CP Notes was 141 days at a rate of 5.99% with a weighted average remaining life of 73 days. At June 30, 2023, the aggregate amount outstanding under these secured arrangements was $209.1 million, which was collateralized by securities held for Hilltop Securities accounts valued at $230.7 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.5 billion, of which $1.2 billion was drawn at June 30, 2023. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at June 30, 2023.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds a controlling ownership interest in and is the managing member of certain ABAs. At June 30, 2023, these ABAs had combined available lines of credit totaling $90.0 million, $30.0 million of which was with a single unaffiliated bank, and the remaining $60.0 million of which was with the Bank. At June 30, 2023, Ventures Management had outstanding borrowings of $33.9 million, $16.3 million of which was with the Bank.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.4 billion at June 30, 2023 and outstanding financial and performance standby letters of credit of $61.7 million at June 30, 2023.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, inflation rose sharply at the end of 2021 and has continued to rise through the first half of 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout the remainder of 2023. Furthermore, a prolonged period of inflation could cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2023 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2022 Form 10-K, except as discussed below.

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

	June 30, 2023
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,604,282	$1,233,519	$1,834,751	$870,154	$650,991	$9,193,697
Securities	548,274	201,812	458,949	316,866	1,056,786	2,582,687
Federal funds sold and securities purchased under agreements to resell	1,445,240	—	—	—	—	1,445,240
Other interest sensitive assets	26,318	—	—	—	29,635	55,953
Total interest sensitive assets	6,624,114	1,435,331	2,293,700	1,187,020	1,737,412	13,277,577

Interest sensitive liabilities:
Interest bearing checking	$6,202,571	$—	$—	$—	$—	$6,202,571
Savings	281,699	—	—	—	—	281,699
Time deposits	190,025	789,918	103,663	15,040	—	1,098,646
Notes payable and other borrowings	938,943	113	366	484	1,997	941,903
Total interest sensitive liabilities	7,613,238	790,031	104,029	15,524	1,997	8,524,819

Interest sensitivity gap	$(989,124)	$645,300	$2,189,671	$1,171,496	$1,735,415	$4,752,758

Cumulative interest sensitivity gap	$(989,124)	$(343,824)	$1,845,847	$3,017,343	$4,752,758

Percentage of cumulative gap to total interest sensitive assets	(7.45)%	(2.59)%	13.90%	22.73%	35.80%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2023 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$30,755	6.91%	$143,464	7.85%
+100	$16,496	3.70%	$95,904	5.25%
-50	$(8,408)	(1.89)%	$(72,188)	(3.95)%
-100	$(17,109)	(3.84)%	$(157,201)	(8.60)%
-200	$(36,998)	(8.31)%	$(358,671)	(19.63)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2023 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle in 2023, we are evaluating our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

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

	June 30, 2023
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$356	$17,889	$59,388	$152,072	$229,705
U.S. government and government agency obligations	15,595	(24,790)	(11,602)	346,933	326,136
Corporate obligations	6,986	29,349	16,177	8,048	60,560
Total debt securities	22,937	22,448	63,963	507,053	616,401
Corporate equity securities	—	—	—	—	—
Other	5,410	—	—	—	5,410
	$28,347	$22,448	$63,963	$507,053	$621,811

Weighted average yield
Municipal obligations	0.12%	4.01%	3.53%	4.35%	4.11%
U.S. government and government agency obligations	5.49%	4.51%	4.28%	6.18%	5.91%
Corporate obligations	6.30%	3.82%	3.06%	4.61%	3.97%

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

Consolidated

At June 30, 2023, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $367.6 million, and included $350 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at June 30, 2023 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+200	$60,832	11.55%
+100	$31,516	5.99%
-50	$(15,906)	(3.02)%
-100	$(32,132)	(6.10)%
-200	$(66,986)	(12.72)%

The projected changes in net interest income to changes in interest rates at June 30, 2023 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Recent events relating to the failures of certain banking entities have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions as well as caused the stock prices of many financial institutions to become volatile. In the future, events such as these bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to these failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve Bank announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. However, it is uncertain whether these steps by the government will be sufficient to reduce the risk of additional bank failures in the future or resultant significant depositor withdrawals at other institutions. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

On June 27, 2023, a third-party vendor of the Bank confirmed that data specific to the Bank’s customers was likely obtained in a security incident targeting the vendor’s instance of the MOVEit Transfer Application (the “Vendor Incident”). As a result of this Vendor Incident, an unauthorized party likely obtained information in the vendor’s possession about substantially all of the Bank’s customers, including social security numbers and account numbers. On July 11, 2023, Hilltop Securities was notified by the same vendor that certain of its data also was likely obtained in the Vendor Incident; however, based on the review conducted to date, we do not have indication that protected or confidential information was present within the information obtained related to Hilltop Securities. Given the widespread use of the MOVEit Transfer Application, additional vendors of ours may have been impacted. We are in the process of evaluating the full scope of the costs and impact of the Vendor Incident, however we do not expect the costs to have a material impact to the Company’s future consolidated financial statements. We have incurred, and may continue to incur, expenses related to this incident, and we remain subject to risks and uncertainties as a result of the incident, including litigation and additional regulatory scrutiny.

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

We continue to evaluate our cybersecurity program and will consider incorporating new practices as necessary to meet the expectations of regulatory agencies in light of such cybersecurity guidance and regulatory actions and settlements for cybersecurity-related failures and violations by other industry participants. Such procedures include management-level engagement and corporate governance, risk management and assessment, technical controls, incident response planning, vulnerability testing, vendor management, intrusion detection monitoring, patch management and staff training. Even with these procedures, we cannot assure you that we will be fully protected from a cybersecurity incident, the occurrence of which could adversely affect our reputation and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2023	—	$—	—	$70,501,138
May 1 - May 31, 2023	—	—	—	70,501,138
June 1 - June 30, 2023	—	—	—	70,501,138
Total	—	$—	—
(1)	In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

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

HILLTOP HOLDINGS INC.

Date: July 24, 2023	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)