Form 10-Q
period 2023-09-30
Hilltop Holdings Inc.
filed 2023-10-23
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant's common stock outstanding at October 20, 2023 was 65,169,821.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$1,513,747	$1,579,512
Federal funds sold	3,650	650
Assets segregated for regulatory purposes	47,491	67,737
Securities purchased under agreements to resell	123,719	118,070
Securities:
Trading, at fair value	578,901	755,032
Available for sale, at fair value, net (amortized cost of $1,606,340 and $1,788,557, respectively)	1,456,238	1,658,766
Held to maturity, at amortized cost, net (fair value of $703,366 and $785,335, respectively)	825,079	875,532
Equity, at fair value	264	200
	2,860,482	3,289,530

Loans held for sale	1,058,806	982,616
Loans held for investment, net of unearned income	8,204,052	8,092,673
Allowance for credit losses	(110,822)	(95,442)
Loans held for investment, net	8,093,230	7,997,231

Broker-dealer and clearing organization receivables	1,460,352	1,038,055
Premises and equipment, net	172,097	184,950
Operating lease right-of-use assets	93,057	102,443
Mortgage servicing rights	104,951	100,825
Other assets	588,751	518,899
Goodwill	267,447	267,447
Other intangible assets, net	9,078	11,317
Total assets	$16,396,858	$16,259,282

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,200,247	$3,968,862
Interest-bearing	7,902,850	7,346,887
Total deposits	11,103,097	11,315,749

Broker-dealer and clearing organization payables	1,368,064	966,470
Short-term borrowings	882,999	970,056
Securities sold, not yet purchased, at fair value	51,527	53,023
Notes payable	347,020	346,654
Operating lease liabilities	114,334	126,759
Other liabilities	422,955	417,042
Total liabilities	14,289,996	14,195,753
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 65,169,821 and 64,684,625 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	652	647
Additional paid-in capital	1,052,867	1,046,331
Accumulated other comprehensive loss	(145,083)	(133,531)
Retained earnings	1,171,250	1,123,636
Deferred compensation employee stock trust, net	340	481
Employee stock trust (15,711 and 22,566 shares, at cost, at September 30, 2023 and December 31, 2022, respectively)	(446)	(640)
Total Hilltop stockholders' equity	2,079,580	2,036,924
Noncontrolling interests	27,282	26,605
Total stockholders' equity	2,106,862	2,063,529
Total liabilities and stockholders' equity	$16,396,858	$16,259,282

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$142,402	$109,165	$404,179	$298,301
Securities borrowed	17,683	10,938	53,265	30,252
Securities:
Taxable	27,166	19,642	79,487	52,512
Tax-exempt	2,464	2,451	8,218	7,011
Other	27,040	14,276	76,459	23,066
Total interest income	216,755	156,472	621,608	411,142

Interest expense:
Deposits	64,290	12,525	154,840	22,174
Securities loaned	16,169	9,407	47,928	25,390
Short-term borrowings	14,212	5,550	44,361	10,615
Notes payable	4,026	3,907	11,852	12,154
Other	2,408	1,597	7,005	5,276
Total interest expense	101,105	32,986	265,986	75,609

Net interest income	115,650	123,486	355,622	335,533
Provision for (reversal of) credit losses	(40)	(780)	17,127	4,671
Net interest income after provision for (reversal of) credit losses	115,690	124,266	338,495	330,862

Noninterest income:
Net gains from sale of loans and other mortgage production income	47,262	57,998	135,763	266,435
Mortgage loan origination fees	41,478	39,960	111,695	114,400
Securities commissions and fees	28,044	34,076	88,873	105,979
Investment and securities advisory fees and commissions	39,662	35,031	98,546	96,738
Other	40,403	39,910	115,117	79,124
Total noninterest income	196,849	206,975	549,994	662,676

Noninterest expense:
Employees' compensation and benefits	173,195	200,450	517,920	605,796
Occupancy and equipment, net	21,912	25,041	67,802	74,038
Professional services	12,639	10,631	35,930	36,939
Other	52,271	52,616	155,812	156,858
Total noninterest expense	260,017	288,738	777,464	873,631

Income before income taxes	52,522	42,503	111,025	119,907
Income tax expense	13,211	9,249	24,008	27,191
Net income	39,311	33,254	87,017	92,716
Less: Net income attributable to noncontrolling interest	2,269	1,186	6,042	5,138
Income attributable to Hilltop	$37,042	$32,068	$80,975	$87,578

Earnings per common share:
Basic	$0.57	$0.50	$1.25	$1.21
Diluted	$0.57	$0.50	$1.25	$1.21

Weighted average share information:
Basic	65,106	64,552	65,011	72,400
Diluted	65,108	64,669	65,014	72,557

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$39,311	$33,254	$87,017	$92,716
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(91), $2,188, $(87) and $5,099, respectively	(306)	21,749	(169)	58,158
Net unrealized gains (losses) on securities available-for-sale, net taxes of $(4,349), $(14,506), $(4,497) and $(34,747), respectively	(14,585)	(48,361)	(15,819)	(115,679)
Reclassification adjustment for gains (losses) included in net income, net taxes of $0, $0, $1 and $3, respectively	(2)	—	4	10
Adjustment for unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $0, $0, $0 and $(17,033), respectively	—	—	—	(56,690)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $459, $609, $1,332 and $1,369, respectively	1,528	2,027	4,432	4,556
Comprehensive income (loss)	25,946	8,669	75,465	(16,929)
Less: comprehensive income attributable to noncontrolling interest	2,269	1,186	6,042	5,138

Comprehensive income (loss) applicable to Hilltop	$23,677	$7,483	$69,423	$(22,067)

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2022	64,576	$646	$1,039,261	$(95,279)	$1,085,208	$695	34	$(954)	$2,029,577	$27,826	$2,057,403
Net income	—	—	—	—	32,068	—	—	—	32,068	1,186	33,254
Other comprehensive loss	—	—	—	(24,585)	—	—	—	—	(24,585)	—	(24,585)
Stock-based compensation expense	—	—	4,334	—	—	—	—	—	4,334	—	4,334
Common stock issued to board members	6	—	146	—	—	—	—	—	146	—	146
Issuance of common stock related to share-based awards, net	9	—	(136)	—	—	—	—	—	(136)	—	(136)
Dividends on common stock ($0.15 per share)	—	—	—	—	(9,690)	—	—	—	(9,690)	—	(9,690)
Deferred compensation plan	—	—	—	—	—	(216)	(11)	313	97	—	97
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,940)	(1,940)
Balance, September 30, 2022	64,591	$646	$1,043,605	$(119,864)	$1,107,586	$479	23	$(641)	$2,031,811	$27,072	$2,058,883

Balance, June 30, 2023	65,071	$651	$1,050,191	$(131,718)	$1,144,624	$450	21	$(599)	$2,063,599	$26,655	$2,090,254
Net income	—	—	—	—	37,042	—	—	—	37,042	2,269	39,311
Other comprehensive loss	—	—	—	(13,365)	—	—	—	—	(13,365)	—	(13,365)
Stock-based compensation expense	—	—	2,936	—	—	—	—	—	2,936	—	2,936
Common stock issued to board members	4	—	128	—	—	—	—	—	128	—	128
Issuance of common stock related to share-based awards, net	95	1	(388)	—	—	—	—	—	(387)	—	(387)
Dividends on common stock ($0.16 per share)	—	—	—	—	(10,416)	—	—	—	(10,416)	—	(10,416)
Deferred compensation plan	—	—	—	—	—	(110)	(5)	153	43	—	43
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,642)	(1,642)
Balance, September 30, 2023	65,170	$652	$1,052,867	$(145,083)	$1,171,250	$340	16	$(446)	$2,079,580	$27,282	$2,106,862

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	87,578	—	—	—	87,578	5,138	92,716
Other comprehensive loss	—	—	—	(109,645)	—	—	—	—	(109,645)	—	(109,645)
Stock-based compensation expense	—	—	11,553	—	—	—	—	—	11,553	—	11,553
Common stock issued to board members	17	—	451	—	—	—	—	—	451	—	451
Issuance of common stock related to share-based awards, net	478	4	(4,206)	—	—	—	—	—	(4,202)	—	(4,202)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.45 per share)	—	—	—	—	(33,457)	—	—	—	(33,457)	—	(33,457)
Deferred compensation plan	—	—	—	—	—	(273)	17	(526)	(799)	—	(799)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,601)	(4,601)
Balance, September 30, 2022	64,591	$646	$1,043,605	$(119,864)	$1,107,586	$479	23	$(641)	$2,031,811	$27,072	$2,058,883

Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	80,975	—	—	—	80,975	6,042	87,017
Other comprehensive loss	—	—	—	(11,552)	—	—	—	—	(11,552)	—	(11,552)
Stock-based compensation expense	—	—	12,967	—	—	—	—	—	12,967	—	12,967
Common stock issued to board members	14	—	428	—	—	—	—	—	428	—	428
Issuance of common stock related to share-based awards, net	616	7	(4,542)	—	—	—	—	—	(4,535)	—	(4,535)
Repurchases of common stock	(145)	(2)	(2,317)	—	(2,184)	—	—	—	(4,503)	—	(4,503)
Dividends on common stock ($0.48 per share)	—	—	—	—	(31,177)	—	—	—	(31,177)	—	(31,177)
Deferred compensation plan	—	—	—	—	—	(141)	(7)	194	53	—	53
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,365)	(5,365)
Balance, September 30, 2023	65,170	$652	$1,052,867	$(145,083)	$1,171,250	$340	16	$(446)	$2,079,580	$27,282	$2,106,862

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$87,017	$92,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,127	4,671
Depreciation, amortization and accretion, net	15,267	20,207
Deferred income taxes	5,268	2,258
Other, net	12,531	11,814
Net change in securities purchased under agreements to resell	(5,649)	(27,103)
Net change in trading securities	176,131	6,134
Net change in broker-dealer and clearing organization receivables	(348,318)	748,584
Net change in other assets	(40,165)	(52,021)
Net change in broker-dealer and clearing organization payables	360,433	(470,426)
Net change in other liabilities	(13,295)	66,479
Net change in securities sold, not yet purchased	(1,496)	2,929
Proceeds from sale of mortgage servicing rights asset	19,055	1,876
Change in valuation of mortgage servicing rights asset	678	(23,575)
Net gains from sales of loans	(135,763)	(266,435)
Loans originated for sale	(7,297,473)	(11,706,056)
Proceeds from loans sold	7,328,562	12,823,759
Net cash provided by operating activities	179,910	1,235,811
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	55,006	78,144
Proceeds from sales, maturities and principal reductions of securities available for sale	204,903	259,774
Purchases of securities held to maturity	—	(11,432)
Purchases of securities available for sale	(31,567)	(625,522)
Purchases of equity securities	—	(30)
Net change in loans held for investment	(184,341)	(391,040)
Purchases of premises and equipment and other assets	(6,090)	(7,335)
Proceeds from sales of premises and equipment and other real estate owned	3,431	1,808
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	689	(175)
Net cash provided by (used in) investing activities	42,031	(695,808)
Financing Activities
Net change in deposits	(171,491)	(1,296,781)
Net change in short-term borrowings	(87,251)	82,178
Proceeds from notes payable	490,151	638,498
Payments on notes payable	(490,151)	(636,394)
Payments to repurchase common stock	(4,503)	(442,336)
Dividends paid on common stock	(31,177)	(33,457)
Net cash distributed to noncontrolling interest	(5,365)	(4,601)
Other, net	(5,165)	(4,768)
Net cash used in financing activities	(304,952)	(1,697,661)

Net change in cash, cash equivalents and restricted cash	(83,011)	(1,157,658)
Cash, cash equivalents and restricted cash, beginning of period	1,647,899	3,045,263
Cash, cash equivalents and restricted cash, end of period	$1,564,888	$1,887,605

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,513,747	$1,777,584
Federal funds sold	3,650	663
Assets segregated for regulatory purposes	47,491	109,358
Total cash, cash equivalents and restricted cash	$1,564,888	$1,887,605
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$252,409	$69,681
Cash paid for income taxes, net of refunds	$14,076	$14,956
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$5,168	$326
Additions to mortgage servicing rights	$23,859	$47,850

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

In March 2023, the FASB issued ASU 2023-01 to require entities to classify and account for leases with related parties on the basis of legally enforceable terms and conditions of the arrangement. The amendments are effective in periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt the provisions of ASU 2023-01 as of January 1, 2023 on a prospective basis for new and existing leasehold improvements. The adoption of this amendment did not have a material impact on the Company’s future consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05 to require joint ventures to initially measure all contributions received upon its formation at fair value. The guidance is applicable to joint venture entities with a formation date on or after

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

January 1, 2025. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In October 2023, the FASB issued ASU 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2023 and December 31, 2022, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $933.5 million and $855.7 million, respectively, and the unpaid principal balance of those loans was $933.6 million and $850.3 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2023	Inputs	Inputs	Inputs	Fair Value
Trading securities	$10,636	$568,265	$—	$578,901
Available for sale securities	—	1,444,238	12,000	1,456,238
Equity securities	264	—	—	264
Loans held for sale	—	897,285	36,198	933,483
Loans held for investment	—	—	9,999	9,999
Derivative assets	—	117,072	—	117,072
MSR asset	—	—	104,951	104,951
Securities sold, not yet purchased	28,975	22,552	—	51,527
Derivative liabilities	—	28,446	—	28,446

	Level 1	Level 2	Level 3	Total
December 31, 2022	Inputs	Inputs	Inputs	Fair Value
Trading securities	$15,456	$739,576	$—	$755,032
Available for sale securities	—	1,658,766	—	1,658,766
Equity securities	200	—	—	200
Loans held for sale	—	814,990	40,707	855,697
Loans held for investment	—	—	9,181	9,181
Derivative assets	—	88,977	—	88,977
MSR asset	—	—	100,825	100,825
Securities sold, not yet purchased	25,506	27,517	—	53,023
Derivative liabilities	—	11,405	—	11,405

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2023
Available for sale securities	$—	$11,696	$—	$—	$304	$—	$12,000
Loans held for sale	41,292	17,219	(9,171)	—	(13,142)	—	36,198
Loans held for investment	9,714	—	—	—	285	—	9,999
MSR asset	95,101	3,759	—	—	6,091	—	104,951
Total	$146,107	$32,674	$(9,171)	$—	$(6,462)	$—	$163,148

Nine months ended September 30, 2023
Available for sale securities	$—	$11,696	$—	$—	$304	$—	$12,000
Loans held for sale	40,707	54,727	(39,900)	(446)	(18,890)	—	36,198
Loans held for investment	9,181	—	—	—	818	—	9,999
MSR asset	100,825	23,859	(19,055)	—	(678)	—	104,951
Total	$150,713	$90,282	$(58,955)	$(446)	$(18,446)	$—	$163,148

Three months ended September 30, 2022
Loans held for sale	$41,732	$18,012	$(19,594)	$(251)	$(2,485)	$—	$37,414
Loans held for investment	9,027	—	—	—	(115)	—	8,912
MSR asset	121,688	29,340	—	—	5,511	—	156,539
Total	$172,447	$47,352	$(19,594)	$(251)	$2,911	$—	$202,865

Nine months ended September 30, 2022
Loans held for sale	$47,716	$38,454	$(44,342)	$5,587	$(10,001)	$—	$37,414
Loans held for investment	—	9,611	(562)	—	(137)	—	8,912
MSR asset	86,990	47,850	(1,876)	—	23,575	—	156,539
Total	$134,706	$95,915	$(46,780)	$5,587	$13,437	$—	$202,865

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2023.

For material Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-Average)
Financial instrument	Valuation Technique	Unobservable Inputs	September 30, 2023				December 31, 2022
Available for sale securities	Discounted cash flow	Discount rate			15.00%				—

Loans held for sale	Market comparable	Projected price	78	-	89%	(87%)	88	-	95%	(89%)

Loans held for investment	Discounted cash flow	Discount rate			11.50%				11.88%

MSR asset	Discounted cash flow	Constant prepayment rate			7.30%				8.14%
		Discount rate			11.70%				12.10%

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

The fair value of certain available for sale securities and loans held for investment by the Company’s merchant bank subsidiary are measured using the income approach with Level 3 inputs. The fair value of such financial instruments are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

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

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(3,330)	$—	$(3,330)	$(37,526)	$—	$(37,526)
Loans held for investment	—	—	—	(377)	—	(377)
MSR asset	6,091	—	6,091	5,511	—	5,511

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(5,563)	$—	$(5,563)	$(73,520)	$—	$(73,520)
Loans held for investment	—	—	—	(660)	—	(660)
MSR asset	(678)	—	(678)	23,575	—	23,575

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2023	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,517,397	$1,517,397	$—	$—	$1,517,397
Assets segregated for regulatory purposes	47,491	47,491	—	—	47,491
Securities purchased under agreements to resell	123,719	—	123,719	—	123,719
Held to maturity securities	825,079	—	703,366	—	703,366
Loans held for sale	125,324	—	99,479	26,361	125,840
Loans held for investment, net	8,083,231	—	357,244	7,661,201	8,018,445
Broker-dealer and clearing organization receivables	1,460,352	—	1,460,352	—	1,460,352
Other assets	79,704	—	78,059	1,645	79,704

Financial liabilities:
Deposits	11,103,097	—	11,086,261	—	11,086,261
Broker-dealer and clearing organization payables	1,368,064	—	1,368,064	—	1,368,064
Short-term borrowings	882,999	—	882,999	—	882,999
Debt	347,020	—	324,346	—	324,346
Other liabilities	18,793	—	18,793	—	18,793

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2022	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,580,162	$1,580,162	$—	$—	$1,580,162
Assets segregated for regulatory purposes	67,737	67,737	—	—	67,737
Securities purchased under agreements to resell	118,070	—	118,070	—	118,070
Held to maturity securities	875,532	—	785,335	—	785,335
Loans held for sale	126,919	—	82,684	42,908	125,592
Loans held for investment, net	7,988,050	—	431,223	7,434,038	7,865,261
Broker-dealer and clearing organization receivables	1,038,055	—	1,038,055	—	1,038,055
Other assets	77,052	—	75,386	1,666	77,052

Financial liabilities:
Deposits	11,315,749	—	11,295,153	—	11,295,153
Broker-dealer and clearing organization payables	966,470	—	966,470	—	966,470
Short-term borrowings	970,056	—	970,056	—	970,056
Debt	346,654	—	350,104	—	350,104
Other liabilities	5,410	—	5,410	—	5,410

The Company held equity investments other than securities of $55.0 million and $57.6 million at September 30, 2023 and December 31, 2022, respectively, which are included within other assets in the consolidated balance sheets. Of the $55.0 million of such equity investments held at September 30, 2023, $23.2 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$22,654	$28,183	$27,264	$16,817
Additional investments	374	—	374	11,000
Upward adjustments	186	234	611	679
Impairments and downward adjustments	(21)	(1,013)	(5,056)	(1,092)
Balance, end of period	$23,193	$27,404	$23,193	$27,404

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2023	2022
U.S. Treasury securities	$5,488	$10,466
U.S. government agencies:
Bonds	26,776	20,878
Residential mortgage-backed securities	93,285	214,100
Collateralized mortgage obligations	159,171	182,717
Other	13,423	—
Corporate debt securities	57,707	42,685
States and political subdivisions	183,755	260,271
Private-label securitized product	29,020	9,265
Other	10,276	14,650
Totals	$578,901	$755,032

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $51.5 million and $53.0 million at September 30, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,984	$—	$(493)	$4,491
U.S. government agencies:
Bonds	166,637	163	(1,421)	165,379
Residential mortgage-backed securities	404,042	2	(56,194)	347,850
Commercial mortgage-backed securities	177,618	—	(9,598)	168,020
Collateralized mortgage obligations	804,096	6	(77,667)	726,435
Corporate debt securities	12,000	—	—	12,000
States and political subdivisions	36,963	1	(4,901)	32,063
Totals	$1,606,340	$172	$(150,274)	$1,456,238

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,655	$3	$(514)	$19,144
U.S. government agencies:
Bonds	202,834	323	(900)	202,257
Residential mortgage-backed securities	455,121	12	(48,775)	406,358
Commercial mortgage-backed securities	183,266	65	(7,832)	175,499
Collateralized mortgage obligations	887,521	—	(68,627)	818,894
States and political subdivisions	40,160	57	(3,603)	36,614
Totals	$1,788,557	$460	$(130,251)	$1,658,766

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2023	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$283,620	$—	$(42,001)	$241,619
Commercial mortgage-backed securities	173,191	—	(18,997)	154,194
Collateralized mortgage obligations	290,843	—	(49,016)	241,827
States and political subdivisions	77,425	—	(11,699)	65,726
Totals	$825,079	$—	$(121,713)	$703,366

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$301,583	$—	$(29,727)	$271,856
Commercial mortgage-backed securities	180,942	—	(14,935)	166,007
Collateralized mortgage obligations	314,705	—	(38,343)	276,362
States and political subdivisions	78,302	26	(7,218)	71,110
Totals	$875,532	$26	$(90,223)	$785,335

Additionally, the Company had unrealized net gains of $0.2 million and $0.1 million at September 30, 2023 and December 31, 2022, respectively, from equity securities with fair values of $0.3 million and $0.2 million held at September 30, 2023 and December 31, 2022, respectively. The Company recognized nominal net gains during the three months ended September 30, 2023 and 2022, respectively, and recognized net gains of $0.1 million and net losses of $0.1 million during the nine months ended September 30, 2023 and 2022, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and nine months ended September 30, 2023 and 2022, net gains and losses recognized from equity securities sold were nominal.

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

	September 30, 2023			December 31, 2022
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,491	493	1	4,465	514
	1	4,491	493	1	4,465	514
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	17	109,390	951	15	98,246	388
Unrealized loss for twelve months or longer	9	46,161	470	3	15,263	512
	26	155,551	1,421	18	113,509	900
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	761	33	95	168,351	10,036
Unrealized loss for twelve months or longer	124	346,191	56,161	30	236,739	38,739
	126	346,952	56,194	125	405,090	48,775
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	3	14,456	858	11	79,337	2,047
Unrealized loss for twelve months or longer	18	184,326	8,740	8	86,923	5,785
	21	198,782	9,598	19	166,260	7,832
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	4	30,975	338	97	563,872	30,980
Unrealized loss for twelve months or longer	137	704,787	77,329	48	244,917	37,647
	141	735,762	77,667	145	808,789	68,627
States and political subdivisions:
Unrealized loss for less than twelve months	19	11,099	398	34	20,555	964
Unrealized loss for twelve months or longer	50	18,988	4,503	29	7,892	2,639
	69	30,087	4,901	63	28,447	3,603
Total available for sale:
Unrealized loss for less than twelve months	45	166,681	2,578	252	930,361	44,415
Unrealized loss for twelve months or longer	339	1,304,944	147,696	119	596,199	85,836
	384	$1,471,625	$150,274	371	$1,526,560	$130,251

	September 30, 2023			December 31, 2022
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	14	$59,089	$5,928
Unrealized loss for twelve months or longer	45	241,618	42,001	31	212,768	23,799
	45	241,618	42,001	45	271,857	29,727
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	30	163,172	14,483
Unrealized loss for twelve months or longer	30	154,194	18,997	1	2,834	452
	30	154,194	18,997	31	166,006	14,935
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	18	33,836	3,225
Unrealized loss for twelve months or longer	54	241,827	49,016	38	242,527	35,118
	54	241,827	49,016	56	276,363	38,343
States and political subdivisions:
Unrealized loss for less than twelve months	52	24,904	2,192	150	59,459	5,362
Unrealized loss for twelve months or longer	129	40,821	9,507	27	8,093	1,856
	181	65,725	11,699	177	67,552	7,218
Total held to maturity:
Unrealized loss for less than twelve months	52	24,904	2,192	212	315,556	28,998
Unrealized loss for twelve months or longer	258	678,460	119,521	97	466,222	61,225
	310	$703,364	$121,713	309	$781,778	$90,223

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2023 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,653	$11,469	$310	$309
Due after one year through five years	84,392	82,835	2,730	2,505
Due after five years through ten years	59,722	58,814	35,679	31,128
Due after ten years	64,817	60,815	38,706	31,784
	220,584	213,933	77,425	65,726

Residential mortgage-backed securities	404,042	347,850	283,620	241,619
Commercial mortgage-backed securities	177,618	168,020	173,191	154,194
Collateralized mortgage obligations	804,096	726,435	290,843	241,827
	$1,606,340	$1,456,238	$825,079	$703,366

The Company recognized net gains of $4.9 million and net losses of $3.2 million from its trading portfolio during the three months ended September 30, 2023 and 2022, respectively, and net gains of $24.6 million and net losses of $7.9 million during the nine months ended September 30, 2023 and 2022, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $7.6 million and $16.6 million during the three months ended September 30, 2023 and 2022, respectively, and net gains from structured product trading activities of $51.5 million and $25.6 million during the nine months ended September 30, 2023 and 2022, respectively. The Company had nominal other realized gains and losses on securities during the three and nine months ended September 30, 2023 and 2022, respectively. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $492.7 million and $778.6 million (with a fair value of $439.8 million and $717.6 million, respectively) at September 30, 2023 and December 31, 2022, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at September 30, 2023 and December 31, 2022.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2023	2022
Commercial real estate	$3,285,899	$3,245,873
Commercial and industrial	1,662,737	1,639,980
Construction and land development	1,088,701	980,896
1-4 family residential	1,783,259	1,767,099
Consumer	26,212	27,602
Broker-dealer (1)	357,244	431,223
	8,204,052	8,092,673
Allowance for credit losses	(110,822)	(95,442)
Total loans held for investment, net of allowance	$8,093,230	$7,997,231
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
September 30, 2023	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$957	$—	$—	$957	$1,877,206	$1,878,163	$—
Owner occupied	1,072	3,893	12	4,977	1,402,759	1,407,736	—
Commercial and industrial	2,032	193	3,613	5,838	1,656,899	1,662,737	—
Construction and land development	4,941	1	—	4,942	1,083,759	1,088,701	—
1-4 family residential	4,269	1,804	2,706	8,779	1,774,480	1,783,259	—
Consumer	41	9	8	58	26,154	26,212	—
Broker-dealer	—	—	—	—	357,244	357,244	—
	$13,312	$5,900	$6,339	$25,551	$8,178,501	$8,204,052	$—

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2022	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$567	$—	$235	$802	$1,869,750	$1,870,552	$—
Owner occupied	1,037	2,880	—	3,917	1,371,404	1,375,321	—
Commercial and industrial	609	82	5,598	6,289	1,633,691	1,639,980	49
Construction and land development	3,665	—	—	3,665	977,231	980,896	—
1-4 family residential	9,733	773	4,467	14,973	1,752,126	1,767,099	1
Consumer	177	7	14	198	27,404	27,602	1
Broker-dealer	—	—	—	—	431,223	431,223	—
	$15,788	$3,742	$10,314	$29,844	$8,062,829	$8,092,673	$51

In addition to the loans shown in the tables above, PrimeLending had $106.3 million and $92.0 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $106.6 million and $92.4 million, respectively) that were 90 days past due and accruing interest at September 30, 2023 and December 31, 2022, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	September 30, 2023			December 31, 2022			Interest Income Recognized
	With	With No		With	With No		Three Months Ended September 30,		Nine Months Ended September 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2023	2022	2023	2022
Commercial real estate:
Non-owner occupied	$432	$1,943	$2,375	$688	$562	$1,250	$83	$265	$264	$422
Owner occupied	4,649	315	4,964	2,862	157	3,019	141	88	465	505
Commercial and industrial	714	9,476	10,190	3,727	5,368	9,095	1,564	303	1,833	930
Construction and land development	562	—	562	1	—	1	9	7	45	22
1-4 family residential	560	8,911	9,471	433	10,862	11,295	432	561	1,267	2,286
Consumer	7	—	7	14	—	14	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$6,924	$20,645	$27,569	$7,725	$16,949	$24,674	$2,229	$1,224	$3,874	$4,165

At September 30, 2023 and December 31, 2022, $3.9 million and $4.8 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis increased from December 31, 2022 to September 30, 2023 by $2.9 million. The change in non-accrual loans was primarily due to increases in commercial real estate owner occupied loans of $1.9 million, commercial real estate non-owner occupied loans of $1.1 million and commercial and industrial loans of $1.1 million, partially offset by a decrease in 1-4 family residential loans of $1.8 million. The increase in commercial real estate owner occupied loans in non-accrual status was primarily due to the addition of a single relationship with an aggregate loan balance of $3.9 million since December 31, 2022, partially offset by the foreclosure of one office property in Texas. The increase in commercial real estate non-owner occupied loans in non-accrual status was primarily due to the addition of a single relationship with an aggregate loan balance of $1.4 million since December 31, 2022, partially offset by principal payoffs. The increase in commercial and industrial loans was primarily due to the addition of four relationships with an aggregate loan balance of $7.5 million to non-accrual status since December 31, 2022, partially offset by principal payoffs. The decrease in 1-4 family residential loans in non-accrual status since December 31, 2022 was primarily due to principal payoffs and foreclosures.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the amortized cost basis of the loans held for investment modified for borrowers experiencing financial difficulty grouped by portfolio segment and type of modification granted during the periods presented (in thousands).

					Total
					Modifications as a
	Interest Rate	Term	Principal	Payment	% of Portfolio
Three Months Ended September 30, 2023	Reduction	Extension	Forgiveness	Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$382	$—	$—	—%
Owner occupied	—	12	—	—	—%
Commercial and industrial	—	11,440	—	—	0.7%
Construction and land development	—	—	—	—	—%
1-4 family residential	—	—	—	—	—%
Consumer	—	—	—	—	—%
Broker-dealer	—	—	—	—	—%
Total	$—	$11,834	$—	$—	0.1%

					Total
					Modifications as a
	Interest Rate	Term	Principal	Payment	% of Portfolio
Nine Months Ended September 30, 2023	Reduction	Extension	Forgiveness	Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$34,784	$—	$—	1.9%
Owner occupied	—	2,205	—	—	0.2%
Commercial and industrial	—	15,057	—	2,868	1.1%
Construction and land development	—	286	—	—	—%
1-4 family residential	—	—	—	—	—%
Consumer	—	—	—	—	—%
Broker-dealer	—	—	—	—	—%
Total	$—	$52,332	$—	$2,868	0.7%

The following table presents the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Weighted-Average Term Extension (in months)
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Commercial real estate:
Non-owner occupied	12	26
Owner occupied	24	35
Commercial and industrial	11	11
Construction and land development	—	9
1-4 family residential	—	—
Consumer	—	—
Broker-dealer	—	—
Total	11	22

There were no loans that have been modified during the nine months ended September 30, 2023 for which a payment was at least 30 days past due.

Troubled Debt Restructurings

There were no TDRs granted during the three months ended September 30, 2022. There were three TDRs granted during the nine months ended September 30, 2022 with an aggregate balance at date of extension of $3.6 million and an aggregate balance at September 30, 2022 of $2.9 million. The Bank had no unadvanced commitments to borrowers whose loans had been restructured in TDRs at September 30, 2022. There were no TDRs granted during the twelve months preceding September 30, 2022 for which a payment was at least 30 days past due.

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

	Amortized Cost Basis by Origination Year							Loans
						2018 and		Converted to
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$3,163	$31,616	$32,778	$17,913	$7,735	$5,594	$(26)	$189	$98,962
Internal Grade 4-7 (Pass normal risk)	129,170	286,269	370,985	118,082	69,726	48,999	34,867	16,725	1,074,823
Internal Grade 8-11 (Pass high risk and watch)	107,113	176,060	102,960	92,100	55,752	77,102	13,320	814	625,221
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	40,821	11,736	14,108	2,553	6,812	752	—	—	76,782
Internal Grade 14 (Substandard non-accrual)	382	1,414	—	—	—	579	—	—	2,375
Current period gross charge-offs	—	—	—	—	—	34	—	—	34

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$37,769	$30,817	$105,834	$41,817	$17,690	$45,379	$2,238	$14,321	$295,865
Internal Grade 4-7 (Pass normal risk)	93,484	172,896	148,564	71,022	63,119	123,573	16,538	—	689,196
Internal Grade 8-11 (Pass high risk and watch)	47,496	79,546	72,988	89,217	19,041	66,033	5,149	1,505	380,975
Internal Grade 12 (Special mention)	—	—	—	—	1,024	—	—	—	1,024
Internal Grade 13 (Substandard accrual)	2,546	3,384	5,166	7,548	5,656	11,314	98	—	35,712
Internal Grade 14 (Substandard non-accrual)	12	4,053	655	—	—	244	—	—	4,964
Current period gross charge-offs	—	—	—	—	—	977	—	—	977

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$19,309	$30,115	$30,538	$15,463	$20,118	$1,857	$28,897	$17	$146,314
Internal Grade 4-7 (Pass normal risk)	58,360	80,794	135,009	25,721	4,521	10,508	279,576	21,522	616,011
Internal Grade 8-11 (Pass high risk and watch)	85,308	127,147	39,601	38,824	7,464	8,063	234,197	2,688	543,292
Internal Grade 12 (Special mention)	—	—	132	—	—	—	33,841	—	33,973
Internal Grade 13 (Substandard accrual)	4,106	1,453	4,066	3,992	3,806	370	24,681	22,691	65,165
Internal Grade 14 (Substandard non-accrual)	69	370	147	1,917	—	3,776	—	3,911	10,190
Current period gross charge-offs	276	3,041	87	—	25	586	—	—	4,015

Construction and land development
Internal Grade 1-3 (Pass low risk)	$5,322	$15,201	$12,927	$—	$812	$341	$—	$—	$34,603
Internal Grade 4-7 (Pass normal risk)	213,083	255,710	98,331	28,393	868	1,786	27,943	—	626,114
Internal Grade 8-11 (Pass high risk and watch)	141,367	163,554	46,959	4,073	2,370	232	1,436	9,486	369,477
Internal Grade 12 (Special mention)	—	—	373	—	—	—	—	—	373
Internal Grade 13 (Substandard accrual)	14,613	3,788	—	11,247	—	—	—	2,393	32,041
Internal Grade 14 (Substandard non-accrual)	277	285	—	—	—	—	—	—	562
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	2,750	867	—	—	—	919	—	—	4,536
FICO greater than 720	17,035	3,432	121	51	—	—	—	—	20,639
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	356	—	—	—	—	—	—	—	356
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$—	$1,457	$646	$756	$255	$23,792	$237	$—	$27,143
FICO between 620 and 720	3,333	16,876	12,627	6,739	4,837	25,693	1,714	—	71,819
FICO greater than 720	136,432	546,544	742,656	90,218	38,609	55,815	3,547	630	1,614,451
Substandard non-accrual	—	534	—	—	—	8,937	—	—	9,471
Other (1)	20,233	21,387	12,008	1,385	2,238	3,122	2	—	60,375
Current period gross charge-offs	—	—	—	—	—	73	—	—	73

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Amortized Cost Basis by Origination Year							Loans
						2018 and		Converted to
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Term Loans	Total
Consumer
FICO less than 620	$709	$546	$47	$88	$8	$4	$352	$7	$1,761
FICO between 620 and 720	2,879	2,084	571	316	159	40	1,926	10	7,985
FICO greater than 720	2,527	3,163	1,011	726	78	2	2,416	1	9,924
Substandard non-accrual	—	—	—	—	—	7	—	—	7
Other (1)	3,598	2,064	336	312	64	15	146	—	6,535
Current period gross charge-offs	194	54	6	6	3	11	—	—	274

Total loans with credit quality measures	$1,193,622	$2,075,162	$1,992,144	$670,473	$332,762	$524,848	$713,095	$96,910	$7,599,016
Commercial and industrial (mortgage warehouse lending)									$237,793
Commercial and industrial (loans accounted for at fair value)									$9,999
Broker-dealer (margin loans and correspondent receivables)									$357,244
Total loans held for investment									$8,204,052

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2023. In addition, as of September 30, 2023, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of our existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of September 30, 2023. While the Company believes it has an appropriate allowance for the existing loan portfolio at September 30, 2023, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2022 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of September 30, 2023, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in September 2023 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation persistently higher than the baseline scenario as uneven supply chain and labor market conditions continue to reflect the impact of international armed conflicts, tighter lending standards resulting from bank failures earlier in 2023, and still elevated interest rates contribute to a mild U.S recession starting in the first quarter of 2024. Federal Reserve monetary policy maintains the elevated interest rates to a federal funds rate at the baseline target range of 5.25% to 5.50% into early 2024. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended September 30, 2022, the reversal of credit losses reflected modest improvements in the U.S economic outlook compared to assumptions in the prior quarter outlook, and in specific reserves and credit metrics since the prior quarter, while the increase in provision for credit losses during the nine months ended September 30, 2022 was driven by a deteriorating U.S. economic outlook since December 31, 2021. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2022 included reversals of credit losses of $0.2 million and $1.2 million, respectively, while collectively evaluated loans included a reversal of credit losses of $0.5 million, compared to a provision for credit losses of $5.9 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and nine months ended September 30, 2022 were also impacted by net charge-offs of $2.7 million and $4.2 million, respectively.

During the three months ended September 30, 2023, the slight reversal of credit losses reflected improvements to the U.S. economic outlook and decreases in specific reserves of $0.7 million within our broker dealer segment, offset by increases in specific reserves and net portfolio changes within the banking segment. The increase in the provision for credit losses during the nine months ended September 30, 2023 reflected a significant build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. Specific to the Bank, the net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2023 included a reversal of credit losses of $0.3 million, compared to a provision for credit losses of $14.2 million, respectively, on collectively evaluated loans, while the net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2023 included a provision for credit losses of $0.9 million and $3.0 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and nine months ended September 30, 2023 were also impacted by net recoveries of $1.6 million and net charge-offs of $1.7 million, respectively.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$71,462	$(1,567)	$(34)	$10	$69,871
Commercial and industrial	17,315	838	(936)	2,505	19,722
Construction and land development	7,395	1,575	—	—	8,970
1-4 family residential	11,618	(179)	—	33	11,472
Consumer	615	8	(152)	130	601
Broker-dealer	901	(715)	—	—	186
Total	$109,306	$(40)	$(1,122)	$2,678	$110,822

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$63,255	$7,586	$(1,011)	$41	$69,871
Commercial and industrial	16,035	4,417	(4,015)	3,285	19,722
Construction and land development	6,051	2,919	—	—	8,970
1-4 family residential	9,313	2,147	(73)	85	11,472
Consumer	554	106	(274)	215	601
Broker-dealer	234	(48)	—	—	186
Total	$95,442	$17,127	$(5,373)	$3,626	$110,822

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$63,719	$(560)	$—	$41	$63,200
Commercial and industrial	19,836	(1,002)	(3,096)	370	16,108
Construction and land development	4,996	(228)	—	—	4,768
1-4 family residential	5,554	1,049	(14)	23	6,612
Consumer	542	91	(149)	90	574
Broker-dealer	651	(130)	—	—	521
Total	$95,298	$(780)	$(3,259)	$524	$91,783

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2022	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate	$59,354	$3,762	$—	$84	$63,200
Commercial and industrial	21,982	(1,681)	(6,197)	2,004	16,108
Construction and land development	4,674	94	—	—	4,768
1-4 family residential	4,589	2,014	(62)	71	6,612
Consumer	578	136	(361)	221	574
Broker-dealer	175	346	—	—	521
Total	$91,352	$4,671	$(6,620)	$2,380	$91,783

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$7,992	$6,931	$7,784	$5,880
Other noninterest expense	559	87	767	1,138
Balance, end of period	$8,551	$7,018	$8,551	$7,018

The increase in the reserve for unfunded commitments during the nine months ended September 30, 2022 was due to increases in both loan expected loss rates and available commitment balances. During the three and nine months ended September 30, 2023, the increases in the reserve for unfunded commitments were primarily due to increases in expected loss rates.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$95,101	$121,688	$100,825	$86,990
Additions	3,759	29,340	23,859	47,850
Sales	—	—	(19,055)	(1,876)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	7,373	7,942	2,834	32,035
Due to customer payoffs	(1,282)	(2,431)	(3,512)	(8,460)
Balance, end of period	$104,951	$156,539	$104,951	$156,539

			September 30,	December 31,
			2023	2022
Mortgage loans serviced for others (2)			$5,105,947	$5,144,558
MSR asset as a percentage of serviced mortgage loans			2.06%	1.96%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2023	2022
Weighted average constant prepayment rate	7.30%	8.14%
Weighted average discount rate	11.70%	12.10%
Weighted average life (in years)	9.0	8.4

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2023	2022
Constant prepayment rate:
Impact of 10% adverse change	$(3,207)	$(3,288)
Impact of 20% adverse change	(6,227)	(6,375)
Discount rate:
Impact of 10% adverse change	(5,100)	(4,797)
Impact of 20% adverse change	(9,718)	(9,147)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $8.5 million and $9.9 million during the three months ended September 30, 2023 and 2022, respectively, and $24.2 million and $27.3 million during the nine months ended September 30, 2023 and 2022, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2023	2022
Noninterest-bearing demand	$3,200,247	$3,968,862
Interest-bearing:
Demand accounts	4,406,393	4,110,418
Brokered - demand	308,513	5,336
Money market	1,739,708	2,045,554
Brokered - money market	7,376	9,031
Savings	264,111	312,140
Time	1,084,276	864,408
Brokered - time	92,473	—
	$11,103,097	$11,315,749

At September 30, 2023, remaining maturities of estimated uninsured time deposits greater than $250,000 were $432.5 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2023	2022
Federal funds purchased	$447,858	$397,108
Securities sold under agreements to repurchase	226,812	297,856
Federal Home Loan Bank	—	—
Short-term bank loans	—	57,500
Commercial paper	208,329	217,592
	$882,999	$970,056

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

	Nine Months Ended September 30,
	2023	2022
Average balance during the period	$797,489	$530,180
Average interest rate during the period	5.40%	1.36%

	September 30,	December 31,
	2023	2022
Average interest rate at end of period	5.56%	4.37%
Securities underlying the agreements at end of period:
Carrying value	$226,846	$296,075
Estimated fair value	$243,825	$318,409

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Nine Months Ended September 30,
	2023	2022
Average balance during the period	$180,861	$—
Average interest rate during the period	5.08%	—%

	September 30,	December 31,
	2023	2022
Average interest rate at end of period	—%	—%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. At September 30, 2023 there were no outstanding short-term bank loans.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of September 30, 2023, the weighted average maturity of the CP Notes was 133 days at a rate of 6.22%, with a weighted average remaining life of 65 days. At September 30, 2023, the aggregate amount outstanding under these secured arrangements was $208.3 million, which was collateralized by securities held for Hilltop Securities accounts valued at $231.7 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2023	2022
Senior Notes due April 2025, net of discount of $552 and $699, respectively	$149,448	$149,301
Subordinated Notes due May 2030, net of discount of $536 and $610, respectively	49,464	49,390
Subordinated Notes due May 2035, net of discount of $1,892 and $2,037, respectively	148,108	147,963
	$347,020	$346,654

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	September 30,	December 31,
	2023	2022
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(6,390)	(5,948)
Premises and equipment, net	$1,390	$1,832

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$8,488	$9,121	$26,231	$28,078
Less operating lease and sublease income	(655)	(633)	(1,965)	(1,762)
Net operating lease cost	$7,833	$8,488	$24,266	$26,316

Finance lease cost:
Amortization of ROU assets	$147	$147	$442	$442
Interest on lease liabilities	104	118	324	363
Total finance lease cost	$251	$265	$766	$805

Supplemental cash flow information related to leases is as follows (in thousands).

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,899	$27,387
Operating cash flows from finance leases	326	366
Financing cash flows from finance leases	628	563
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,396	$12,336
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	September 30, 2023		December 31, 2022
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.4	4.48%	5.7	3.89%
Finance	3.4	4.95%	4.0	4.89%

Future minimum lease payments under lease agreements as of September 30, 2023, are presented below (in thousands).

	Operating Leases	Finance Leases
2023	$8,530	$325
2024	29,882	1,163
2025	23,898	886
2026	18,833	813
2027	14,987	448
Thereafter	32,115	149
Total minimum lease payments	128,245	3,784
Less amount representing interest	(13,911)	(1,009)
Lease liabilities	$114,334	$2,775

As of September 30, 2023, the Company had an additional operating lease that has not yet commenced with aggregate future minimum lease payments of approximately $2.2 million. This operating lease is expected to commence in March 2024 with a lease term of two years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 25.2% and 21.8% for the three months ended September 30, 2023 and 2022, respectively, and 21.6% and 22.7% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate during the three months ended September 30, 2023 was higher than the applicable statutory rate primarily due to the impact of non-deductible compensation expense and other permanent adjustments. During the nine months ended September 30, 2023, the effective tax rate differs from the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan.

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

At September 30, 2023 and December 31, 2022, the mortgage origination segment’s indemnification liability reserve totaled $13.6 million and $20.5 million, respectively. The provision for indemnification losses was $0.5 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$27,567	$28,715	$31,244	$31,407
Claims made	6,572	14,247	37,582	42,305
Claims resolved with no payment	(1,633)	(4,378)	(11,418)	(12,352)
Repurchases	(4,430)	(11,320)	(25,430)	(34,096)
Indemnification payments	(386)	—	(4,288)	—
Balance, end of period	$27,690	$27,264	$27,690	$27,264

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$15,058	$23,750	$20,528	$27,424
Additions for new sales	480	608	1,317	2,123
Repurchases	(1,896)	(1,591)	(7,781)	(6,367)
Early payment defaults	(65)	(90)	(295)	(212)
Indemnification payments	(27)	—	(219)	—
Change in reserves for loans sold in prior years	—	(553)	—	(844)
Balance, end of period	$13,550	$22,124	$13,550	$22,124

	September 30,	December 31,
	2023	2022
Reserve for Indemnification Liability:
Specific claims	$1,109	$627
Incurred but not reported claims	12,441	19,901
Total	$13,550	$20,528

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2023 and outstanding financial and performance standby letters of credit of $49.5 million at September 30, 2023.

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

During the nine months ended September 30, 2023 and 2022, Hilltop granted 14,440 and 16,501 shares of common stock, respectively, pursuant to the 2020 Equity Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about nonvested restricted stock unit (“RSU”) activity for the nine months ended September 30, 2023 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2022	1,548	$28.09
Granted	479	$34.36
Vested/Released	(751)	$21.93
Forfeited	(16)	$31.57
Balance, September 30, 2023	1,260	$34.03

Vested/Released RSUs include an aggregate of 134,731 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 386,850 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the nine months ended September 30, 2023, 292,262 that were outstanding at September 30, 2023, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the nine months ended September 30, 2023, 88,073 that were outstanding at September 30, 2023, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At September 30, 2023, in the aggregate, 886,096 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 374,299 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2023, unrecognized compensation expense related to outstanding RSUs of $18.5 million is expected to be recognized over a weighted average period of 1.35 years.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2023 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	September 30, 2023		December 31, 2022		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,438,971	10.62%	$1,405,164	10.26%	4.0%	5.0%
Hilltop	1,954,422	11.92%	1,900,701	11.47%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,438,971	15.31%	1,405,164	14.98%	7.0%	6.5%
Hilltop	1,954,422	18.60%	1,900,701	18.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,438,971	15.31%	1,405,164	14.98%	8.5%	8.0%
Hilltop	1,954,422	18.60%	1,900,701	18.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,546,036	16.45%	1,492,576	15.91%	10.5%	10.0%
Hilltop	2,262,945	21.54%	2,187,652	20.98%	10.5%	N/A

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

At September 30, 2023, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$233,291	$4,602
Less: required net capital	7,109	250
Excess net capital	$226,182	$4,352

Net capital as a percentage of aggregate debit items	65.6%
Net capital in excess of 5% aggregate debit items	$215,518

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At September 30, 2023 and December 31, 2022, the Hilltop Broker-Dealers held cash of $47.5 million and $67.7 million,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2023.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements. As of September 30, 2023, PrimeLending and its subsidiaries’ minimum capital, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the nine months ended September 30, 2023 and 2022, the Company declared and paid cash dividends of $0.48 and $0.45 per common share, or an aggregate of $31.2 million and $33.5 million, respectively.

On October 19, 2023, Hilltop’s board of directors declared a quarterly cash dividend of $0.16 per common share, payable on November 28, 2023, to all common stockholders of record as of the close of business on November 13, 2023.

Stock Repurchases

In January 2023, the Hilltop board of directors authorized a new stock repurchase program through January 2024, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2023, Hilltop paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

The Company’s stock repurchase program, prior year repurchases, and related accounting policy are discussed in detail in Note 1 and Note 23 to the consolidated financial statements included in the Company’s 2022 Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$(946)	$2,276	$5,840	$(10,975)
Hilltop Broker-Dealers	13,214	14,240	(4,016)	23,819
Bank	92	7	76	53

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	September 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$621,604	$2,752	$506,278	$1,767
Commitments to purchase MBSs	2,283,755	(16,834)	819,681	2,435
Commitments to sell MBSs	3,074,491	31,497	2,188,964	10,711
Interest rate swaps	46,500	4,334	35,784	(1,421)
Interest rate swaps back-to-back (asset) (1)	1,421	120	—	—
Interest rate swaps back-to-back (liability) (1)	1,421	(124)	—	—
U.S. Treasury bond futures and options (2)	338,600	(3,883)	395,500	(449)
Interest rate and other futures (2)	399,200	—	2,612,000	—
Credit default swaps	4,000	2	3,000	(2)

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$410,000	$21,447	$430,000	$21,703
Interest rate swaps designated as fair value hedges (3)	325,272	49,315	365,323	42,828

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at September 30, 2023, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $325.3 million and $365.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $275.8 million and $322.5 million as of September 30, 2023 and December 31, 2022, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $49.5 million and $42.8 million as of September 30, 2023 and December 31, 2022, respectively.

The Bank and PrimeLending held cash collateral advances, in other liabilities within the consolidated balance sheets, of $86.1 million and $65.0 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at September 30, 2023 and December, 31, 2022, respectively. PrimeLending had advanced cash collateral totaling $0.1 million and $8.4 million to offset net liability positions on its commitments to sell MBSs at September 30, 2023 and December 31, 2022, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $13.4 million and $10.6 million on various derivative instruments at September 30, 2023 and December 31, 2022, respectively. The advanced cash collateral amounts are included in other assets within the consolidated balance sheets.

Derivatives on Behalf of Customers

The Bank offers derivative contracts to certain customers in connection with their risk management needs. These derivatives include back-to-back interest rate swaps. The Bank manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer bank. These derivatives generally work together as an economic interest rate hedge, but the Bank does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes in fair value occurred, typically resulting in no net earnings impact.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2023
Securities borrowed:
Institutional counterparties	$1,368,945	$—	$1,368,945	$(1,308,458)	$—	$60,487

Interest rate swaps:
Institutional counterparties	75,216	—	75,216	(4,334)	(73,650)	(2,768)

Credit default swaps:
Institutional counterparties	2	—	2	(2)	—	—

Reverse repurchase agreements:
Institutional counterparties	123,719	—	123,719	(120,140)	—	3,579

Forward MBS derivatives:
Institutional counterparties	33,379	(482)	32,897	(21,280)	(12,337)	(720)
	$1,601,261	$(482)	$1,600,779	$(1,454,214)	$(85,987)	$60,578
December 31, 2022
Securities borrowed:
Institutional counterparties	$1,012,573	$—	$1,012,573	$(964,517)	$—	$48,056

Interest rate swaps:
Institutional counterparties	64,729	—	64,729	—	(64,630)	99

Reverse repurchase agreements:
Institutional counterparties	118,070	—	118,070	(115,302)	—	2,768

Forward MBS derivatives:
Institutional counterparties	16,694	(3,410)	13,284	(9,957)	—	3,327

Treasury futures and options derivatives:
Institutional counterparties	57	(506)	(449)	—	—	(449)
	$1,212,123	$(3,916)	$1,208,207	$(1,089,776)	$(64,630)	$53,801

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2023
Securities loaned:
Institutional counterparties	$1,304,884	$—	$1,304,884	$(1,245,860)	$—	$59,024

Repurchase agreements:
Institutional counterparties	226,061	—	226,061	(226,061)	—	—

Forward MBS derivatives:
Institutional counterparties	18,234	—	18,234	(18,234)	—	—

Treasury futures and options derivatives:
Institutional counterparties	3,891	(8)	3,883	—	(6,790)	(2,907)
	$1,553,070	$(8)	$1,553,062	$(1,490,155)	$(6,790)	$56,117
December 31, 2022
Securities loaned:
Institutional counterparties	$916,570	$—	$916,570	$(871,037)	$—	$45,533

Interest rate swaps:
Institutional counterparties	1,619	—	1,619	(1,438)	—	181

Credit default swaps:
Institutional counterparties	2	—	2	(2)	—	—

Repurchase agreements:
Institutional counterparties	296,978	—	296,978	(319,897)	—	(22,919)

Forward MBS derivatives:
Institutional counterparties	138	—	138	(138)	—	—
	$1,215,307	$—	$1,215,307	$(1,192,512)	$—	$22,795

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2023 and December 31, 2022.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2023	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. government agency securities	$8,729	$4,494	$—	$—	$13,223
Asset-backed securities	93,895	62,336	8,599	48,008	212,838

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	1,304,771	—	—	—	1,304,771
Total	$1,407,508	$66,830	$8,599	$48,008	$1,530,945

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,530,945
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2022	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$130,616	$2,539	$141,461	$22,362	$296,978

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	916,457	—	—	—	916,457
Total	$1,047,186	$2,539	$141,461	$22,362	$1,213,548

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,213,548
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2023	2022
Receivables:
Securities borrowed	$1,368,945	$1,012,573
Securities failed to deliver	12,422	11,350
Trades in process of settlement	67,270	3,476
Other	11,715	10,656
	$1,460,352	$1,038,055
Payables:
Securities loaned	$1,304,884	$916,570
Correspondents	19,471	22,760
Securities failed to receive	36,970	20,167
Other	6,739	6,973
	$1,368,064	$966,470

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

			Mortgage		All Other and	Hilltop
Three Months Ended September 30, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$99,047	$12,215	$(5,482)	$(3,175)	$13,045	$115,650
Provision for (reversal of) credit losses	675	(715)	—	—	—	(40)
Noninterest income	11,668	106,488	88,747	3,159	(13,213)	196,849
Noninterest expense	56,887	97,865	91,505	13,937	(177)	260,017
Income (loss) before taxes	$53,153	$21,553	$(8,240)	$(13,953)	$9	$52,522

			Mortgage		All Other and	Hilltop
Nine Months Ended September 30, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$304,804	$39,279	$(15,590)	$(9,976)	$37,105	$355,622
Provision for (reversal of) credit losses	17,175	(48)	—	—	—	17,127
Noninterest income	34,046	297,164	247,655	8,944	(37,815)	549,994
Noninterest expense	170,450	283,063	278,918	45,750	(717)	777,464
Income (loss) before taxes	$151,225	$53,428	$(46,853)	$(46,782)	$7	$111,025

			Mortgage		All Other and	Hilltop
Three Months Ended September 30, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$110,939	$13,386	$(2,939)	$(3,276)	$5,376	$123,486
Provision for (reversal of) credit losses	(650)	(130)	—	—	—	(780)
Noninterest income	12,200	100,798	98,200	1,809	(6,032)	206,975
Noninterest expense	60,160	96,843	118,345	14,034	(644)	288,738
Income (loss) before taxes	$63,629	$17,471	$(23,084)	$(15,501)	$(12)	$42,503

			Mortgage		All Other and	Hilltop
Nine Months Ended September 30, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$304,269	$37,481	$(6,066)	$(9,856)	$9,705	$335,533
Provision for (reversal of) credit losses	4,325	346	—	—	—	4,671
Noninterest income	37,438	249,139	381,477	5,655	(11,033)	662,676
Noninterest expense	175,921	268,307	386,372	44,388	(1,357)	873,631
Income (loss) before taxes	$161,461	$17,967	$(10,961)	$(48,589)	$29	$119,907

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
September 30, 2023
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,323,789	$2,905,822	$1,321,313	$2,500,705	$(3,654,771)	$16,396,858

December 31, 2022
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,420,110	$2,672,709	$1,249,284	$2,465,513	$(3,548,334)	$16,259,282

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Income attributable to Hilltop	$37,042	$32,068	$80,975	$87,578

Weighted average shares outstanding - basic	65,106	64,552	65,011	72,400

Basic earnings per common share:	$0.57	$0.50	$1.25	$1.21

Diluted earnings per share:
Income attributable to Hilltop	$37,042	$32,068	$80,975	$87,578

Weighted average shares outstanding - basic	65,106	64,552	65,011	72,400
Effect of potentially dilutive securities	2	117	3	157
Weighted average shares outstanding - diluted	65,108	64,669	65,014	72,557

Diluted earnings per common share:	$0.57	$0.50	$1.25	$1.21

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks and any legal, reputational and financial risks following a cybersecurity incident;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment;
●	risks associated with concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;

●	disruptions to the economy and the U.S. banking system caused by bank failures during early 2023, risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in the cost of our deposit insurance assessments;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statement of Operations Data:
Net interest income	$115,650	$123,486	$355,622	$335,533
Provision for (reversal of) credit losses	(40)	(780)	17,127	4,671
Total noninterest income	196,849	206,975	549,994	662,676
Total noninterest expense	260,017	288,738	777,464	873,631
Income before income taxes	52,522	42,503	111,025	119,907
Income tax expense	13,211	9,249	24,008	27,191
Net income	39,311	33,254	87,017	92,716
Less: Net income attributable to noncontrolling interest	2,269	1,186	6,042	5,138
Income attributable to Hilltop	$37,042	$32,068	$80,975	$87,578

Per Share Data:
Diluted earnings per common share	$0.57	$0.50	$1.25	$1.21
Diluted weighted average shares outstanding	65,108	64,669	65,014	72,557
Cash dividends declared per common share	$0.16	$0.15	$0.48	$0.45
Dividend payout ratio (1)	28.12%	30.19%	38.54%	37.20%
Book value per common share (end of period)			$31.91	$31.46
Tangible book value per common share (2) (end of period)			$27.67	$27.13

			September 30,	December 31,
			2023	2022
Balance Sheet Data:
Total assets			$16,396,858	$16,259,282
Cash and due from banks			1,513,747	1,579,512
Securities			2,860,482	3,289,530
Loans held for sale			1,058,806	982,616
Loans held for investment, net of unearned income			8,204,052	8,092,673
Allowance for credit losses			(110,822)	(95,442)
Total deposits			11,103,097	11,315,749
Notes payable			347,020	346,654
Total stockholders' equity			2,106,862	2,063,529

Capital Ratios:
Common equity to assets ratio			12.68%	12.53%
Tangible common equity to tangible assets (2)			11.18%	11.00%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three and nine months ended September 30, 2023 included the following contributions from our reportable business segments.

●	The banking segment contributed $53.2 million and $151.2 million of income before income taxes during the three and nine months ended September 30, 2023;
●	The broker-dealer segment contributed $21.6 million and $53.4 million of income before income taxes during the three and nine months ended September 30, 2023; and
●	The mortgage origination segment incurred $8.2 million and $46.9 million of losses before income taxes during the three and nine months ended September 30, 2023.

During the nine months ended September 30, 2023, we declared and paid total common dividends of $31.2 million.

On October 19, 2023, our board of directors declared a quarterly cash dividend of $0.16 per common share, payable on November 28, 2023 to all common stockholders of record as of the close of business on November 13, 2023.

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2023, we paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

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

	September 30,
	2023	2022
Book value per common share	$31.91	$31.46
Effect of goodwill and intangible assets per share	(4.24)	(4.33)
Tangible book value per common share	$27.67	$27.13

	September 30,	December 31,
	2023	2022
Hilltop stockholders’ equity	$2,079,580	$2,036,924
Less: goodwill and intangible assets, net	276,525	278,764
Tangible common equity	$1,803,055	$1,758,160

Total assets	$16,396,858	$16,259,282
Less: goodwill and intangible assets, net	276,525	278,764
Tangible assets	$16,120,333	$15,980,518

Equity to assets	12.68%	12.53%
Tangible common equity to tangible assets	11.18%	11.00%

Recent Developments

Economic Environment

Beginning in 2022, and continuing through the first nine months of 2023, our operational and financial results have been volatile due to economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, rapid increases in market interest rates and a volatile economic forecast. The impacts of such headwinds during the remainder of 2023 remain uncertain and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and international armed conflicts and their impact on supply chains.

In addition, the banking sector experienced increased uncertainty and concerns associated with liquidity positions primarily due to high-profile bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. While immediate financial institution safety and soundness concerns have somewhat subsided, these failures underscore the importance of maintaining access to diverse sources of funding.

In light of the above events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. The Bank also accessed additional core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program and utilized its Federal Home Loan Bank (“FHLB”) borrowing capacity through the use of short-term borrowings. Further, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023. At September 30, 2023, we continued to access approximately $300 million of additional core deposits from our Hilltop Securities FDIC insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits such as those experienced during the first quarter of 2023. Additionally, the rising market interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at September 30, 2023.

As a result of the bank failures during early 2023 and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments, depending on the final rule. Additionally, on March 12, 2023, the Treasury Department, Federal Reserve and FDIC jointly announced the Bank Term Funding Program (“BTFP”). The BTFP aims to enhance liquidity by allowing institutions to pledge certain securities at par value, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. The future impact of these failures on the economy, financial institutions and their depositors, as well as a governmental regulatory response or actions resulting from the same, is uncertain at this time. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve, the increasing cost and challenge for deposits, as well as disruptions to the economy and the U.S. banking system caused by bank failures during early 2023, to persist through the remainder of 2023.

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

Outlook

Our balance sheet, operating results and certain metrics during 2023 reflected economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, increases in U.S. treasury yields and mortgage interest rates, and a volatile economic forecast. As noted within our 2022 Form 10-K, these headwinds, coupled with exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, international armed conflicts and their impact on supply chains within our business segments during 2022 and the first nine months of 2023 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2023.

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

	Three Months Ended September 30,		Variance 2023 vs 2022		Nine Months Ended September 30,		Variance 2023 vs 2022
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net interest income (expense):
Banking	$99,047	$110,939	$(11,892)	(11)	$304,804	$304,269	$535	0
Broker-Dealer	12,215	13,386	(1,171)	(9)	39,279	37,481	1,798	5
Mortgage Origination	(5,482)	(2,939)	(2,543)	(87)	(15,590)	(6,066)	(9,524)	(157)
Corporate	(3,175)	(3,276)	101	3	(9,976)	(9,856)	(120)	(1)
All Other and Eliminations (1)	13,045	5,376	7,669	143	37,105	9,705	27,400	282
Hilltop Consolidated	$115,650	$123,486	$(7,836)	(6)	$355,622	$335,533	$20,089	6

Provision for (reversal of) credit losses:
Banking	$675	$(650)	$1,325	204	$17,175	$4,325	$12,850	297
Broker-Dealer	(715)	(130)	(585)	(450)	(48)	346	(394)	(114)
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Consolidated	$(40)	$(780)	$740	95	$17,127	$4,671	$12,456	267

Noninterest income:
Banking	$11,668	$12,200	$(532)	(4)	$34,046	$37,438	$(3,392)	(9)
Broker-Dealer	106,488	100,798	5,690	6	297,164	249,139	48,025	19
Mortgage Origination	88,747	98,200	(9,453)	(10)	247,655	381,477	(133,822)	(35)
Corporate	3,159	1,809	1,350	75	8,944	5,655	3,289	58
All Other and Eliminations (1)	(13,213)	(6,032)	(7,181)	(119)	(37,815)	(11,033)	(26,782)	(243)
Hilltop Consolidated	$196,849	$206,975	$(10,126)	(5)	$549,994	$662,676	$(112,682)	(17)

Noninterest expense:
Banking	$56,887	$60,160	$(3,273)	(5)	$170,450	$175,921	$(5,471)	(3)
Broker-Dealer	97,865	96,843	1,022	1	283,063	268,307	14,756	5
Mortgage Origination	91,505	118,345	(26,840)	(23)	278,918	386,372	(107,454)	(28)
Corporate	13,937	14,034	(97)	(1)	45,750	44,388	1,362	3
All Other and Eliminations	(177)	(644)	467	73	(717)	(1,357)	640	47
Hilltop Consolidated	$260,017	$288,738	$(28,721)	(10)	$777,464	$873,631	$(96,167)	(11)

Income (loss) before taxes:
Banking	$53,153	$63,629	$(10,476)	(16)	$151,225	$161,461	$(10,236)	(6)
Broker-Dealer	21,553	17,471	4,082	23	53,428	17,967	35,461	197
Mortgage Origination	(8,240)	(23,084)	14,844	64	(46,853)	(10,961)	(35,892)	(327)
Corporate	(13,953)	(15,501)	1,548	10	(46,782)	(48,589)	1,807	4
All Other and Eliminations	9	(12)	21	175	7	29	(22)	(76)
Hilltop Consolidated	$52,522	$42,503	$10,019	24	$111,025	$119,907	$(8,882)	(7)
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. The change in reportable segment net interest income during the nine months ended September 30, 2023, compared with the same period in 2022, primarily reflected a decrease within our mortgage origination segment, partially offset by an increase within our broker-dealer segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $187.4 million and $202.7 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $72.1 million and $41.5 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the nine months ended September 30, 2023 and 2022.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2023 and 2022, we generated $247.5 million and $380.8 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced a decrease in noninterest income during the nine months ended September 30, 2023, compared to the same period in 2022, as noted in the segment results table previously presented, primarily due to a decrease of $133.4 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment, partially offset by increases in gains from derivative and trading portfolio activities.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended September 30, 2023 was $37.0 million, or $0.57 per diluted share, compared with $32.1 million, or $0.50 per diluted share, during the three months ended September 30, 2022. Income applicable to common stockholders during the nine months ended September 30, 2023 was $81.0 million, or $1.25 per diluted share, compared with $87.6 million, or $1.21 per diluted share, during the nine months ended September 30, 2022. Hilltop’s financial results for the three months ended September 30, 2023, compared with the same period in 2022, included decreases in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, a decline in net interest income within the banking segment, and increases in net revenues within certain of the broker-dealer segment’s business lines. Hilltop’s financial results for the nine months ended September 30, 2023, compared with the same period in 2022, included changes consistent with those noted above within the mortgage origination and broker-dealer segments, as well as an increase in the provision for credit losses from a build in the allowance within the banking segment.

Certain items included in net income for the three and nine months ended September 30, 2023 and 2022 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended September 30, 2023 and 2022 included net accretion on earning assets and liabilities of $2.5 million and $2.9 million, respectively, and amortization of identifiable intangibles of $0.7 million and $1.1 million, respectively, related to the Bank Transactions. During the nine months ended September 30, 2023 and 2022, income before income taxes included net accretion on earning assets and liabilities of $7.6 million and $8.5 million, respectively, and amortization of identifiable intangibles of $2.2 million and $3.3 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Return on average stockholders' equity (1)	7.11%	6.26%	5.26%	5.15%
Return on average assets (2)	0.94%	0.79%	0.70%	0.70%
Net interest margin (3) (4)	3.02%	3.19%	3.11%	2.75%
Leverage ratio (5) (end of period)			11.92%	11.41%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			18.60%	17.45%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 25 basis points and 21 basis points during the three months ended September 30, 2023 and 2022, respectively, and 27 basis points and 20 basis points during the nine months ended September 30, 2023 and 2022, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended September 30, 2023 and 2022, purchase accounting contributed 7 and 8 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.04% and 3.20%, respectively. During the nine months ended September 30, 2023 and 2022, purchase accounting contributed 7 and 8 basis points respectively, to our consolidated taxable equivalent net interest margin of 3.12% and 2.76% respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $2.2 million and $2.9 million during the three months ended September 30, 2023 and 2022, respectively, associated with the Bank Transactions. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $7.4 million and $8.4 million during the nine months ended September 30, 2023 and 2022, respectively, associated with the Bank Transactions.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$1,075,518	$15,649	5.82%	$1,166,265	$14,414	4.94%
Loans held for investment, gross (1)	7,972,604	126,753	6.31%	7,911,833	94,751	4.75%
Investment securities - taxable	2,690,977	27,166	4.04%	2,883,412	19,642	2.72%
Investment securities - non-taxable (2)	315,294	3,069	3.89%	312,312	2,817	3.61%
Federal funds sold and securities purchased under agreements to resell	142,324	2,313	6.45%	137,728	1,309	3.77%
Interest-bearing deposits in other financial institutions	1,550,991	20,320	5.20%	1,780,220	9,542	2.13%
Securities borrowed	1,371,625	17,683	5.04%	1,116,837	10,938	3.83%
Other	69,827	4,407	25.04%	56,331	3,425	24.12%
Interest-earning assets, gross (2)	15,189,160	217,360	5.68%	15,364,938	156,838	4.05%
Allowance for credit losses	(110,398)			(95,083)
Interest-earning assets, net	15,078,762			15,269,855
Noninterest-earning assets	1,448,834			1,399,228
Total assets	$16,527,596			$16,669,083

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,893,384	$64,290	3.23%	$7,136,779	$12,525	0.70%
Securities loaned	1,303,883	16,169	4.92%	980,530	9,407	3.81%
Notes payable and other borrowings	1,527,371	20,646	5.36%	1,262,985	11,054	3.47%
Total interest-bearing liabilities	10,724,638	101,105	3.74%	9,380,294	32,986	1.40%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,347,752			4,543,067
Other liabilities	362,133			685,843
Total liabilities	14,434,523			14,609,204
Stockholders’ equity	2,066,564			2,032,717
Noncontrolling interest	26,509			27,162
Total liabilities and stockholders' equity	$16,527,596			$16,669,083

Net interest income (2)		$116,255			$123,852
Net interest spread (2)			1.94%			2.65%
Net interest margin (2)			3.04%			3.20%

	Nine Months Ended September 30,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$979,099	$40,497	5.51%	$1,335,447	$40,680	4.06%
Loans held for investment, gross (1)	7,967,075	363,682	6.17%	7,863,257	257,621	4.43%
Investment securities - taxable	2,759,436	79,487	3.84%	2,810,993	52,512	2.49%
Investment securities - non-taxable (2)	380,269	10,306	3.61%	295,523	8,270	3.73%
Federal funds sold and securities purchased under agreements to resell	142,970	6,872	6.43%	162,893	1,925	1.58%
Interest-bearing deposits in other financial institutions	1,581,345	57,708	4.88%	2,494,687	15,953	0.85%
Securities borrowed	1,422,798	53,265	4.94%	1,280,551	30,252	3.12%
Other	71,909	11,879	22.09%	54,971	5,187	12.62%
Interest-earning assets, gross (2)	15,304,901	623,696	5.45%	16,298,322	412,400	3.38%
Allowance for credit losses	(101,664)			(92,991)
Interest-earning assets, net	15,203,237			16,205,331
Noninterest-earning assets	1,380,989			1,439,017
Total assets	$16,584,226			$17,644,348

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,625,569	$154,840	2.71%	$7,698,557	$22,174	0.39%
Securities loaned	1,333,652	47,928	4.80%	1,154,323	25,390	2.94%
Notes payable and other borrowings	1,626,306	63,218	5.20%	1,272,012	28,045	2.95%
Total interest-bearing liabilities	10,585,527	265,986	3.36%	10,124,892	75,609	1.00%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,557,765			4,534,513
Other liabilities	357,547			683,288
Total liabilities	14,500,839			15,342,693
Stockholders’ equity	2,056,885			2,274,911
Noncontrolling interest	26,502			26,744
Total liabilities and stockholders' equity	$16,584,226			$17,644,348

Net interest income (2)		$357,710			$336,791
Net interest spread (2)			2.09%			2.38%
Net interest margin (2)			3.12%			2.76%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $2.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

On a consolidated basis, the changes in net interest income during the three and nine months ended September 30, 2023, compared with the same periods in 2022, were primarily due to the effects of volume and rate changes within the mortgage warehouse lending, securities and deposits portfolios within the banking segment, decreased net yields on mortgage loans held for sale, partially offset by a decrease in the average warehouse line balance with an unaffiliated bank within the mortgage origination segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. During the three months ended September 30, 2023, the slight reversal of credit losses reflected improvements to the U.S. economic outlook and decreases in specific reserves within our broker dealer segment, offset by increases in specific reserves and net portfolio changes within the banking segment. The provision for credit losses during the nine months ended September 30, 2023 reflected a significant build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during the three months ended September 30, 2023, compared with the same period in 2022, primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment, partially offset by net increases primarily within the broker-dealer segment’s wealth management business lines and public finance services. Noninterest income decreased during the nine months ended September 30, 2023, compared with the same period in 2022, primarily due to the changes noted above within our mortgage origination segment, partially offset by net increases primarily within the broker-dealer segment’s fixed income services, structured finance, public finance services and wealth management business lines.

Noninterest expense decreased during the three months ended September 30, 2023, compared with the same period in 2022, primarily due to decreases in both variable and non-variable compensation and other segment costs within our mortgage origination segment associated with the decreased mortgage loan originations. Noninterest expense decreased during the nine months ended September 30, 2023, compared with the same period in 2022, primarily due to the changes previously noted within our mortgage origination segment, partially offset by increases in non-variable compensation and other segment operating costs within our broker-dealer segment. We have experienced an increase in certain noninterest expenses during 2023 and 2022, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs through the remainder of 2023.

Effective income tax rates during the three months ended September 30, 2023 and 2022 were 25.2% and 21.8%, respectively, and for the nine months ended September 30, 2023 and 2022, were 21.6% and 22.7% respectively. The effective tax rate during the third quarter of 2023 was higher than the applicable statutory rate primarily due to the impact of non-deductible compensation expense and other permanent adjustments. During the nine months ended September 30, 2023, the effective tax rate differs from the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net interest income	$99,047	$110,939	$(11,892)	$304,804	$304,269	$535
Provision for (reversal of) credit losses	675	(650)	1,325	17,175	4,325	12,850
Noninterest income	11,668	12,200	(532)	34,046	37,438	(3,392)
Noninterest expense	56,887	60,160	(3,273)	170,450	175,921	(5,471)
Income before income taxes	$53,153	$63,629	$(10,476)	$151,225	$161,461	$(10,236)

The decrease in income before income taxes during the three months ended September 30, 2023, compared with the same period in 2022, was primarily due to a decline in net interest income, partially offset by a decrease in noninterest expenses. The decrease in income before income taxes during the nine months ended September 30, 2023, compared with the same period in 2022, was driven by an increase in the provision for credit losses and a decrease in noninterest income, partially offset by a decline in noninterest expense. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, given the intense competition for liquidity and as customers seek higher yields on deposits, the banking segment’s cost of deposits has increased and we expect it will continue to increase during the remainder of 2023. The resulting net interest income spread compression has had, and is expected to continue to have, a negative impact on banking segment operating results.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Efficiency ratio (1)	51.38%	48.85%	50.30%	51.48%
Return on average assets (2)	1.20%	1.41%	1.17%	1.16%
Net interest margin (3)	3.08%	3.42%	3.19%	3.01%
Net recoveries (charge-offs) to average loans outstanding (4)	0.08%	(0.15)%	(0.03)%	(0.08)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended September 30, 2023 and 2022, purchase accounting contributed 8 and 10 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.09% and 3.43%, respectively. During the nine months ended September 30, 2023 and 2022, purchase accounting contributed 9 and 9 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.20% and 3.01% respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,831,250	$118,307	5.99%	$7,460,437	$88,054	4.68%
Subsidiary warehouse lines of credit	982,621	20,515	8.17%	1,078,422	16,012	5.81%
Investment securities - taxable	2,227,564	18,070	3.24%	2,426,451	12,203	2.01%
Investment securities - non-taxable (2)	112,161	960	3.42%	111,775	989	3.54%
Federal funds sold and securities purchased under agreements to resell	51,518	725	5.58%	80,811	541	—%
Interest-bearing deposits in other financial institutions	1,496,590	20,320	5.39%	1,662,342	9,542	2.28%
Other	54,599	649	4.72%	36,849	2,154	23.19%
Interest-earning assets, gross (2)	12,756,303	179,546	5.58%	12,857,087	129,495	4.00%
Allowance for credit losses	(109,798)			(94,690)
Interest-earning assets, net	12,646,505			12,762,397
Noninterest-earning assets	841,953			937,190
Total assets	$13,488,458			$13,699,587

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,774,751	$75,728	3.86%	$6,871,441	$16,409	0.95%
Notes payable and other borrowings	494,660	4,611	3.70%	352,299	1,938	2.18%
Total interest-bearing liabilities	8,269,411	80,339	3.85%	7,223,740	18,347	1.01%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,493,995			4,741,624
Other liabilities	159,681			151,313
Total liabilities	11,923,087			12,116,677
Stockholders’ equity	1,565,371			1,582,910
Total liabilities and stockholders’ equity	$13,488,458			$13,699,587

Net interest income (2)		$99,207			$111,148
Net interest spread (2)			1.73%			2.99%
Net interest margin (2)			3.09%			3.43%

	Nine Months Ended September 30,
	2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,797,199	$337,811	5.79%	$7,307,478	$241,170	4.41%
Subsidiary warehouse lines of credit	889,810	53,147	7.88%	1,239,312	43,211	4.60%
Investment securities - taxable	2,328,786	54,541	3.12%	2,374,314	30,886	1.73%
Investment securities - non-taxable (2)	113,257	2,970	3.50%	108,946	2,852	3.49%
Federal funds sold and securities purchased under agreements to resell	55,788	2,142	5.19%	120,790	1,025	1.15%
Interest-bearing deposits in other financial institutions	1,525,746	57,708	5.06%	2,349,273	15,953	0.91%
Other	55,261	1,880	4.55%	36,824	2,176	7.90%
Interest-earning assets, gross (2)	12,765,847	510,199	5.34%	13,536,937	337,273	3.33%
Allowance for credit losses	(100,653)			(92,562)
Interest-earning assets, net	12,665,194			13,444,375
Noninterest-earning assets	849,505			920,984
Total assets	$13,514,699			$14,365,359

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,481,101	$186,557	3.33%	$7,523,367	$28,684	0.51%
Notes payable and other borrowings	623,179	18,293	3.92%	277,152	3,711	1.79%
Total interest-bearing liabilities	8,104,280	204,850	3.38%	7,800,519	32,395	0.56%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,696,399			4,797,683
Other liabilities	150,247			135,825
Total liabilities	11,950,926			12,734,027
Stockholders’ equity	1,563,773			1,631,332
Total liabilities and stockholders’ equity	$13,514,699			$14,365,359

Net interest income (2)		$305,349			$304,878
Net interest spread (2)			1.96%			2.77%
Net interest margin (2)			3.20%			3.01%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross (2)	$4,374	$25,879	$30,253	$16,153	$80,488	$96,641
Subsidiary warehouse lines of credit (3)	(1,403)	5,906	4,503	(12,019)	21,955	9,936
Investment securities - taxable	(1,008)	6,875	5,867	(591)	24,246	23,655
Investment securities - non-taxable (4)	3	(32)	(29)	113	5	118
Federal funds sold and securities purchased under agreements to resell	—	184	184	(558)	1,675	1,117
Interest-bearing deposits in other financial institutions	(951)	11,729	10,778	(5,592)	47,347	41,755
Other	1,038	(2,543)	(1,505)	1,089	(1,385)	(296)
Total interest income (4)	2,053	47,998	50,051	(1,405)	174,331	172,926

Interest expense
Deposits	$2,157	$57,162	$59,319	$(161)	$158,034	$157,873
Notes payable and other borrowings	783	1,890	2,673	4,633	9,949	14,582
Total interest expense	2,940	59,052	61,992	4,472	167,983	172,455

Net interest income (4)	$(887)	$(11,054)	$(11,941)	$(5,877)	$6,348	$471
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included declines of $0.6 million and $0.9 million in accretion of discount on loans during the three and nine months ended September 30, 2023, compared with the same periods in 2022. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of September 30, 2023, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income, but during a period of declining interest rates, tends to result in a decrease in net interest income.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At September 30, 2023, approximately $761 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 85% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. During a period of rising interest rates, the cost of funds on deposits, and therefore, interest expense, tends to increase. Given the intense competition for liquidity and the banking industry disruption, and as customers seek higher yields on deposits, our cost of deposits increased during the three and nine months ended September 30, 2023 compared to the same periods of 2022 and we expect that the Bank’s interest expense related to certain deposits will continue to increase during the remainder of 2023. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At September 30, 2023, total estimated uninsured deposits were $4.4 billion, or approximately 40% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $276.3 million, were $4.2 billion, or approximately 37% of total deposits.

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

The banking segment retained approximately $8.8 million and $130.1 million in mortgage loans originated by the mortgage origination segment during the three months ended September 30, 2023 and 2022, respectively, and $135.2 million and $343.1 million in mortgage loans originated by the mortgage origination segment during the nine months ended September 30, 2023 and 2022, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. Specifically, during the three months ended September 30, 2023, the provision for credit losses reflected increases in specific reserves and net portfolio changes since the prior period, while the provision for credit losses during the nine months ended September 30, 2023, reflected a significant build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2023 included a reversal of credit losses of $0.3 million, compared to a provision for credit losses of $14.2 million, respectively, while individually evaluated loans included a provision for credit losses of $0.9 million and $3.0 million, respectively. The change in the allowance for credit losses during the three and nine months ended September 30, 2023 were also impacted by net recoveries of $1.6 million and net charge-offs of $1.7 million, respectively. During the three months ended September 30, 2022, the banking segment’s reversal of credit losses reflected modest improvements in the U.S. economic outlook compared to assumptions in the prior quarter outlook, and in specific reserves and credit metrics since the prior quarter, while the provision for credit losses during the nine months ended September 30, 2022 was driven by a deteriorating U.S economic outlook since December 31, 2021. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2022 included reversals of credit losses of $0.1 million and $1.6 million, respectively, while collectively evaluated loans included a reversal of credit losses of $0.5 million, compared to a provision for credit losses of $5.9 million, respectively. The changes in the allowance for credit losses during the three and nine months ended September 30, 2022 were also impacted by net charge-offs of $2.7 million and $4.2 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income decreased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to a decline in service charges on depositor accounts and wealth management fee income.

The banking segment’s noninterest expense decreased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to decreases in compensation-related expenses, partially offset by an increase in FDIC assessment expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net interest income:
Wealth management:
Securities lending	$1,514	$1,531	$(17)	$5,337	$4,862	$475
Clearing services	2,458	1,888	570	5,416	5,998	(582)
Structured finance	1,603	1,544	59	5,980	4,995	985
Fixed income services	(895)	4,550	(5,445)	1,827	15,163	(13,336)
Other	7,535	3,873	3,662	20,719	6,463	14,256
Total net interest income	12,215	13,386	(1,171)	39,279	37,481	1,798
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	6,283	6,984	(701)	19,360	25,658	(6,298)
Wealth management:
Retail	21,340	19,341	1,999	65,887	56,964	8,923
Clearing services	10,073	7,440	2,633	30,501	18,922	11,579
Structured finance	2,389	3,652	(1,263)	6,310	8,237	(1,927)
Other	606	958	(352)	2,273	2,917	(644)
	40,691	38,375	2,316	124,331	112,698	11,633
Investment and securities advisory fees and commissions by business line:
Public finance services	29,317	25,399	3,918	68,858	65,549	3,309
Fixed income services	1,477	1,677	(200)	4,481	5,055	(574)
Wealth management:
Retail	7,888	7,313	575	23,068	23,793	(725)
Clearing services	427	406	21	1,250	1,354	(104)
Structured finance	479	153	326	698	719	(21)
Other	74	83	(9)	191	268	(77)
	39,662	35,031	4,631	98,546	96,738	1,808
Other:
Structured finance	17,976	23,966	(5,990)	49,059	40,357	8,702
Fixed income services	7,763	3,626	4,137	23,080	1,008	22,072
Other	396	(200)	596	2,148	(1,662)	3,810
	26,135	27,392	(1,257)	74,287	39,703	34,584
Total noninterest income	106,488	100,798	5,690	297,164	249,139	48,025
Net revenue (2)	118,703	114,184	4,519	336,443	286,620	49,823
Noninterest expense:
Variable compensation (3)	39,929	42,567	(2,638)	105,548	106,663	(1,115)
Non-variable compensation and benefits	30,001	27,707	2,294	92,101	83,930	8,171
Segment operating costs (4)	27,220	26,439	781	85,366	78,060	7,306
Total noninterest expense	97,150	96,713	437	283,015	268,653	14,362

Income (loss) before income taxes	$21,553	$17,471	$4,082	$53,428	$17,967	$35,461
(1)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $12.7 million and $4.3 million during the three months ended September 30, 2023 and 2022, respectively, and $35.5 million and $6.7 million during the nine months ended September 30, 2023 and 2022, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.

The increase in net revenue and income before income taxes for the three months ended September 30, 2023, compared with the same period in 2022, was primary due to improved period-over-period results within our wealth management and public finance services business lines, partially offset by declines within our fixed income services and structured finance business lines. The wealth management business line’s net revenue improvement was driven by improved customer balance revenues, which included increases in FDIC sweep revenue, despite weaker retail division transactional production. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets within our treasury management division and municipal advisory revenues, despite the overall decline in national issuances. This increase was partially offset by a decrease in underwriting revenues due to weaker investment grade underwriting results. The decrease in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to declines from trading activities, trading profits and net interest income from the increase in the cost to carry inventory positions, while the broker-dealer segment’s structured finance business line experienced a decrease in net revenues due to the overall volatility in the market, largely driven by activity related to a small number of clients.

The increase in net revenue and income before income taxes for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily related to the combined impacts of the rising interest rate environment and a more favorable housing environment in certain areas of the country, which was evidenced by improved results period-over-period within our various business lines. All the broker-dealer business lines experienced an increase in net revenues when compared to the nine months ended September 30, 2022. Specifically, the broker-dealer segment’s structured finance business line experienced an increase in net revenues due to increased production volumes, and support from certain state legislatures for down payment assistance programs. The wealth management business line’s net revenue improvement was driven by improved customer balance revenues, which included increases in FDIC sweep revenue, despite weaker retail division transactional production. The increase in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to improved trading revenues in both taxable and municipal products offset by a decrease in net interest income from the increase in the cost to carry inventory positions. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets within our treasury management division and underwriting transactions, offset by a decrease in advisory revenue due to the unfavorable national issuance trends.

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

The broker-dealer segment experienced lower-than-forecasted operating results during 2022 given trends related to the combination of rapid or significant changes in interest rates, the sharp decline in mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products. Such trends have resulted in a challenging environment associated with the broker-dealer segment’s short- and long-term financial condition, resulting in variability in its operating results. In the event future operating performance remains challenged and below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the broker-dealer segment reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decrease in net interest income during the three months ended September 30, 2023, compared with the same period in 2022, was primarily due to the decrease in net interest income from the fixed income services business line due to the increased cost to carry those inventories. The increase in net interest income during the nine months ended September 30, 2023, compared with the same period in 2022 was primarily due to the increase in the amount of interest received on a structured product investment.

Noninterest income increased during the three and nine months ended September 30, 2023, compared with the same periods in 2022, primarily due to increases in securities commissions and fees, investment and securities advisory fees and commissions and, for the nine months ended September 30, 2023, other noninterest income, partially offset by the decrease in other noninterest income for the three months ended September 30, 2023.

Securities commissions and fees increased during the three and nine months ended September 30, 2023, compared with the same periods in 2022, primarily due to an increase in FDIC sweep revenue given higher short-term interest rates, partially offset by a decrease in fixed income and retail commissions. As FDIC sweep revenues are closely correlated to short-term interest rates, changes in short-term interest rates may affect these revenues. FDIC sweep program revenues earned on deposits placed with the banking segment are eliminated in consolidation.

Investment and securities advisory fees and commissions increased during the three and nine months ended September 30, 2023, compared with the same periods in 2022. For the three months ended September 30, 2023, the increase was primarily due to increases in fees earned from managed assets within our treasury management division of our public finance services business line and municipal advisory. For the nine months ended September 2023, the increase was primarily due to increases in fees earned from managed assets within our treasury management division of our public finance services business line and underwriting transactions.

The increase in other noninterest income during the nine months ended September 30, 2023, compared with the same period in 2022, was primarily due to increases in trading gains earned from structured finance and fixed income trading activities. Specifically, mortgage originations increased 86% for the nine months ended September 30, 2023 and customer demand improved when compared with the same period in 2022. Increased fixed income trading gains for the nine months ended September 30, 2023, compared with the same period in 2022, were primarily driven by municipal and mortgage-backed securities trading. Also contributing to the overall increase in noninterest income was an increase in the value of the broker-dealer segment’s deferred compensation plan’s assets of $2.4 million for the nine months ended September 30, 2023 when compared with the same period in 2022. For the three months ended September 30, 2023, other noninterest income decreased when compared to the same period in 2022 primarily due to the volatility in the housing market which contributed to decreased structured finance trading activities. This decrease was partially offset by increases in trading gains earned from fixed income trading activities, which were primarily driven by asset-backed securities trading. With the expected rise in interest rates continuing throughout 2023, we anticipate continued volatility in trading revenues.

The increase in noninterest expenses during the three and nine months ended September 30, 2023, compared with the same periods in 2022, were due to increases in segment compensation and operating costs. For the three months ended September 30, 2023, the increase in noninterest expense was primarily due to increases in travel expenses, transaction clearing costs and legal fees. For the nine months ended September 30, 2023, the increase in segment compensation was primarily due to the impact of changes in variable compensation on improved results, increases in deferred compensation expenses from both the restricted stock plan and the broker-dealer segment’s deferred compensation plan as well as overall increases in fixed compensation. The remaining increase in noninterest expenses during the nine months ended September 30, 2023, compared with the same period in 2022, were attributable to an increase in software expenses, travel expenses, quotation and transaction clearing costs and legal fees.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total compensation as a % of net revenue (1)	58.9%	61.5%	58.7%	66.5%
Pre-tax margin (2)	18.2%	15.3%	15.9%	6.3%
FDIC insured program balances at the Bank (end of period)			$1,382,088	$663,730
Other FDIC insured program balances (end of period)			$686,920	$1,376,741
Customer funds on deposit, including short credits (end of period)			$223,582	$329,948

Public finance services:
Number of issues (3)	230	246	648	760
Aggregate amount of offerings (3)	$16,808,056	$15,726,654	$37,838,865	$33,919,594

Structured finance:
Lock production/TBA volume	$2,967,155	$1,300,944	$5,735,003	$3,088,340

Fixed income services:
Total volumes	$69,964,657	$50,276,258	$177,028,598	$175,487,156
Net inventory (end of period)			$527,302	$542,257

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			94	96
Independent registered representatives (end of period)			188	171
Correspondents (end of period)			109	110
Correspondent receivables (end of period)			$125,874	$115,810
Customer margin balances (end of period)			$231,369	$286,691

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,368,945	$1,182,934
Interest-bearing liabilities - stock loaned (end of period)			$1,304,884	$1,072,408
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net interest income (expense)	$(5,482)	$(2,939)	$(2,543)	$(15,590)	$(6,066)	$(9,524)
Noninterest income	88,747	98,200	(9,453)	247,655	381,477	(133,822)
Noninterest expense	91,505	118,345	(26,840)	278,918	386,372	(107,454)
Loss before income taxes	$(8,240)	$(23,084)	$14,844	$(46,853)	$(10,961)	$(35,892)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, increases in mortgage interest rates that began in 2022 and have continued into 2023 have also continued to negatively impact home purchase volume through the first nine months of 2023. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2022 and continuing through the first nine months of 2023, certain events have adversely impacted total mortgage market origination volumes because of their effect on the economy, including inflation and rising interest rates, the Federal Reserve’s actions and communications, and geopolitical threats. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges are impacting customers’ abilities to purchase homes. In addition, continued mortgage industry excess capacity has adversely impacted PrimeLending’s individual loan origination volume. The increase in interest rates that began during 2022, which has led to a sharp reduction in national refinancing volume and a reduction of willing and eligible home buyers, has resulted in competitive mortgage pricing pressure, leading to a decline in the average combined net gains from mortgage loan sales and mortgage loan origination fees through March 31, 2023. Between March 31, 2023 and September 30, 2023, the average combined net gains from loan sales and mortgage loan origination fees increased slightly, but still remained below the average for the three months ended March 31, 2022. Currently, we anticipate that lower seasonal transaction volumes and the continuation of the mortgage loan production and operating results trends experienced by the mortgage origination segment during the first nine months of 2023 will continue through the remainder of 2023. Given these expectations, PrimeLending continues to evaluate its cost structure to address the current mortgage environment.

We believe that ongoing initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. As noted under the section titled “Asset Valuation” earlier in this Item 2, the mortgage origination segment experienced operating losses during the second half of 2022 which have continued as expected into the first quarter of 2023 due to conditions discussed in detail within this discussion of segment results. However, beginning in the second quarter of 2023, the mortgage origination segment’s operating losses continued and did not meet our forecasted projections. In light of these macroeconomic challenges in the mortgage industry given tight housing inventories and mortgage interest rate levels, and specifically the inability of our mortgage origination segment to meet forecasted projections, we identified these collective factors as a triggering event during the second quarter of 2023. As a result, we performed an interim quantitative impairment test as of June 1, 2023 using revised forecasts and concluded that it was more likely than not that the mortgage origination segment’s estimated fair value of goodwill exceeded its carrying value. However, in the event future operating performance remains challenged, the fair value of the mortgage origination reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

As a GNMA approved lender, we are subject to certain HUD reporting requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”). If this occurs, certain additional financial reporting submissions are required. During the first quarter of 2023, the operating loss ratio was 21.2%, which was reported to HUD. During the second and third quarters of 2023, the operating loss ratio decreased to 15.8% and 10.0%, respectively.

In addition, as a FNMA and FHLMC approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC. These agencies may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representation and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan.

The loss before income taxes decreased moderately during the three months ended September 30, 2023 and increased significantly during the nine months ended September 30, 2023, compared with the same periods in 2022. The decrease during the three months ended September 30, 2023 was primarily the result of an increase in the average value of mortgage loan origination fees and a decrease in noninterest expense, partially offset by decreases in the volume of interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications, mortgage loan originations and loan sales, compared to the same period in 2022. The increase during the nine months ended September 30, 2023, was primarily the result of decreases in the volume of IRLCs, mortgage loan originations and mortgage loan sales and an increase in the net interest expense, partially offset by a decrease in noninterest expense, compared to the same period in 2022.

During 2022 and continuing into the third quarter of 2023, the U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. Average interest rates during the three and nine months ended September 30, 2023, exceeded average interest rates during the same periods in 2022. Refinancing volume as a percentage of total origination volume was relatively flat during the three months ended September 30, 2023 and decreased during the nine months ended September 30, 2023, as compared to the same periods in 2022. Although we anticipate a lower percentage of refinancing volume relative to total loan origination volume during the year ending in December 31, 2023, as compared to the year ended December 31, 2022, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2023, funded volume through ABAs was approximately 12% of the mortgage origination segment’s total loan volume. During March 2023 and July 2023, respectively, all of the respective members of two ABAs mutually agreed to dissolve the entities, effective June 2023 and September 2023, respectively. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to approximate 18% of loan volume of the mortgage origination segment during the remainder of 2023.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023		2022			2023		2022
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2023 vs 2022	Amount	Total	Amount	Total	2023 vs 2022
Mortgage Loan Originations - units	7,353		10,098		(2,745)	21,004		34,407		(13,403)

Mortgage Loan Originations - volume:
Conventional	$1,403,008	62.53%	$1,934,614	63.57%	$(531,606)	$4,038,367	62.82%	$6,971,138	65.66%	$(2,932,771)
Government	497,055	22.15%	736,895	24.21%	(239,840)	1,486,169	23.12%	2,085,949	19.65%	(599,780)
Jumbo	73,769	3.29%	198,846	6.53%	(125,077)	237,304	3.69%	949,498	8.94%	(712,194)
Other	269,869	12.03%	172,856	5.69%	97,013	666,264	10.37%	610,329	5.75%	55,935
	$2,243,701	100.00%	$3,043,211	100.00%	$(799,510)	$6,428,104	100.00%	$10,616,914	100.00%	$(4,188,810)

Home purchases	$2,091,444	93.21%	$2,832,136	93.06%	$(740,692)	$6,003,749	93.40%	$8,927,270	84.09%	$(2,923,521)
Refinancings	152,257	6.79%	211,075	6.94%	(58,818)	424,355	6.60%	1,689,644	15.91%	(1,265,289)
	$2,243,701	100.00%	$3,043,211	100.00%	$(799,510)	$6,428,104	100.00%	$10,616,914	100.00%	$(4,188,810)

Texas	$624,953	27.85%	$716,764	23.55%	$(91,811)	$1,762,179	27.41%	$2,311,567	21.77%	$(549,388)
California	176,879	7.88%	196,502	6.46%	(19,623)	536,718	8.35%	921,194	8.68%	(384,476)
South Carolina	119,124	5.31%	137,628	4.52%	(18,504)	344,224	5.36%	480,444	4.53%	(136,220)
Florida	96,945	4.32%	139,698	4.59%	(42,753)	308,155	4.79%	523,442	4.93%	(215,287)
Arizona	84,103	3.75%	116,535	3.83%	(32,432)	290,972	4.53%	473,870	4.46%	(182,898)
New York	101,560	4.53%	139,381	4.58%	(37,821)	271,929	4.23%	432,543	4.07%	(160,614)
Missouri	79,735	3.55%	104,914	3.45%	(25,179)	225,068	3.50%	346,173	3.26%	(121,105)
Ohio	71,467	3.19%	155,904	5.12%	(84,437)	200,273	3.12%	469,165	4.42%	(268,892)
North Carolina	67,342	3.00%	90,287	2.97%	(22,945)	196,764	3.06%	325,931	3.07%	(129,167)
Maryland	57,931	2.58%	74,493	2.45%	(16,562)	165,234	2.57%	269,728	2.54%	(104,494)
All other states	763,662	34.04%	1,171,105	38.48%	(407,443)	2,126,588	33.08%	4,062,857	38.27%	(1,936,269)
	$2,243,701	100.00%	$3,043,211	100.00%	$(799,510)	$6,428,104	100.00%	$10,616,914	100.00%	$(4,188,810)

Mortgage Loan Sales - volume:
Third parties	$2,386,552	99.63%	$3,289,846	96.20%	$(903,294)	$6,037,382	97.81%	$10,818,341	96.93%	$(4,780,959)
Banking segment	8,805	0.37%	130,104	3.80%	(121,299)	135,201	2.19%	343,140	3.07%	(207,939)
	$2,395,357	100.00%	$3,419,950	100.00%	$(1,024,593)	$6,172,583	100.00%	$11,161,481	100.00%	$(4,988,898)

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

The mortgage origination segment’s total loan origination volume decreased 26.3% and 39.5% during the three and nine months ended September 30, 2023, compared to the same periods in 2022, while loss before income taxes decreased 64.3% and increased 327.5%, respectively, during those same periods. The decrease in loss before income taxes during the three months ended September 30, 2023, was primarily due to an increase in the average value of mortgage loan origination fees and decreases in variable compensation, non-variable compensation and benefits expense and segment operating costs, compared to the same period in 2022. These trends were partially offset by decreases in the volume of IRLCs, mortgage loan originations and mortgage loans sales, compared to the same period in 2022. The increase in the loss before income taxes during the nine months ended September 30, 2023, was primarily due to decreases in the volume of IRLCs, mortgage loan originations, and mortgage loans sales, compared to the same period in 2022. These trends were partially offset by decreases in variable compensation, and to a lesser extent, decreases in non-variable compensation and benefits expense, compared to the same period in 2022. The net impact of a decrease in the average value of IRLCs and an increase in the average value of mortgage loan origination fees, compared to the same period in 2022, was minimal.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	199	227	200	271
Impact of loans retained by banking segment	(1)	(9)	(4)	(8)
As reported	198	218	196	263
Variable compensation as a percentage of total compensation	51.7%	51.5%	48.1%	54.3%
Mortgage servicing rights asset ($000's) (end of period) (1)			$104,951	$156,539
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The year-over-year change in net interest expense between the three and nine months ended September 30, 2023 and 2022 reflected the effects of decreased net yields on mortgage loans held for sale, partially offset by a decrease in the average warehouse line balance between each of the periods compared.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net gains from sale of loans	$47,494	$74,696	$(27,202)	$120,857	$293,630	$(172,773)
Mortgage loan origination fees and other related income	41,478	39,960	1,518	111,695	114,400	(2,705)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(5,774)	(22,163)	16,389	3,719	(59,353)	63,072
Mortgage servicing rights asset	(2,987)	(4,146)	1,159	(12,797)	5,490	(18,287)
Servicing fees	8,536	9,853	(1,317)	24,181	27,310	(3,129)
Total noninterest income	$88,747	$98,200	$(9,453)	$247,655	$381,477	$(133,822)

The decreases in net gains from sale of loans during the three and nine months ended September 30, 2023, compared with the same periods in 2022, were primarily the result of decreases of 30.0% and 44.7% in total loan sales volume, in addition to decreases in average loan sales margin during both periods. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the decreases in loan sales volume during the three and nine months ended September 30, 2023 were consistent with decreases in loan origination volume during the periods.

The decrease in mortgage loan origination fees during the nine months ended September 30, 2023, compared with the same period in 2022, was primarily the result of a decrease in loan origination volume, partially offset by an increase in average mortgage loan origination fees.

Fluctuations in mortgage loan origination fees and net gains on sale of loans are not always aligned with fluctuations in loan origination and loan sale volumes, respectively, since customers may opt to pay PrimeLending discount fees on their mortgage loans, which are included in mortgage loan origination fees, in exchange for a lower interest rate, which decreases the value of a loan in the secondary market.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended September 30, 2023 and 2022 were $8.8 million and $130.1 million, respectively, and $135.2 million and $343.1 million during the nine months ended September 30, 2023 and 2022, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The decrease in net fair value of IRLCs and loans held for sale during the three months ended September 30, 2023 was primarily the result of a decrease in the total volume of individual IRLCs and loans held for sale between June 30, 2023 and September 30, 2023. The increase in net fair value of IRLCs and loans held for sale during the nine months ended September 30, 2023, was primarily the result of an increase in the total volume of individual IRLCs and loans held for sale, partially offset by a decrease in the average value of IRLCs and loans held for sale, between December 31, 2022 and September 30, 2023.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three and nine months ended September 30, 2023, PrimeLending retained servicing on approximately 9% and 20%, respectively, of loans sold, compared with approximately 45% and 25%, respectively, of loans sold during the same periods in 2022. A reduction in third-party mortgage servicers purchasing mortgage servicing rights may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold during the remainder of 2023. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. The operating results of the mortgage origination segment were impacted during the three and nine months ended September 30, 2023 by an increase of $6.1 million and a decrease of $0.7 million, respectively, in the net fair value of the MSR asset, of which $5.5 million of the decrease during the nine months ended September 30, 2023, was primarily driven by market sales trends during the first quarter of 2023. The remaining fluctuations in the net fair value of the MSR asset during the respective periods were primarily due to the net gains driven by net changes in long-term U.S. Treasury bond rates and customer payoffs during the three and nine months ended September 30, 2023, and losses of $9.1 million and $12.3 million generated by the derivatives used to hedge the MSR. During June 2023, the mortgage origination segment sold MSR assets of $19.1 million, which represented $991.0 million of its serviced loan volume at the time. There were no MSR assets sold during the nine months ended September 30, 2022. In addition to gains and losses generated by changes in the net fair value of the MSR asset, net servicing income of $3.7 million and $10.5 million, respectively, were recognized during the three and nine months ended September 30, 2023.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Variable compensation	$33,070	$44,312	$(11,242)	$94,892	$157,079	$(62,187)
Non-variable compensation and benefits	30,946	41,767	(10,821)	102,461	131,954	(29,493)
Segment operating costs	21,471	23,479	(2,008)	64,125	72,506	(8,381)
Lender paid closing costs	1,179	3,541	(2,362)	3,741	11,002	(7,261)
Servicing expense	4,839	5,246	(407)	13,699	13,831	(132)
Total noninterest expense	$91,505	$118,345	$(26,840)	$278,918	$386,372	$(107,454)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Historically, variable compensation comprises the majority of total employees’ compensation and benefits expenses, but during the nine months ended September 30, 2023, non-variable compensation was greater than variable compensation. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 26.3% and 39.5% during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 25.9% and 22.4% during the same periods, respectively, compared to the same periods in 2022. These decreases during the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily due to a decrease in salaries associated with a reduction in underwriting and loan fulfillment, operations and corporate staff in response to the decreases in loan origination volume that started at the end of 2021, and has continued through the third quarter of 2023. Severance costs, included in non-variable compensation above, incurred because of this continued initiative were $0.3 million and $1.2 million, respectively, during the three and nine months ended September 30, 2023. These actions during 2023 are expected to have an aggregate favorable impact on annualized pre-tax expenses of approximately $10 million. PrimeLending remains committed to evaluating staffing levels and maintaining an appropriate cost structure to address the dynamic mortgage loan origination trends. Segment operating costs decreased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to decreases in occupancy and equipment expense, advertising expense, professional fees, and net loan related expenses, excluding credit report expense. An increase in credit report expense primarily driven by increases in vendor individual report costs, partially offset the noted decreases.

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

Between January 1, 2014 and September 30, 2023, the mortgage origination segment sold mortgage loans totaling $146.2 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2014, it does not anticipate experiencing significant losses in the future on loans originated prior to 2014 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2014 and September 30, 2023 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$230,606	0.16%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	285,169	0.20%	21,686	0.01%
	$515,775	0.36%	$21,686	0.01%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. Between March and June 2023 PrimeLending experienced an increase in agency claim inquiries relative to historical trending. However, during the third quarter of 2023, agency claims decreased to more closely to approximate historical trends. While no adjustment has been made to the factors considered in the calculation of the indemnification liability reserve as a result of these trends as of September 30, 2023, PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At September 30, 2023 and December 31, 2022, the mortgage origination segment’s total indemnification liability reserve totaled $13.6 million and $20.5 million, respectively. The related provision for indemnification losses was $0.5 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Net interest income (expense)	$(3,175)	$(3,276)	$101	$(9,976)	$(9,856)	$(120)
Noninterest income	3,159	1,809	1,350	8,944	5,655	3,289
Noninterest expense	13,937	14,034	(97)	45,750	44,388	1,362
Loss before income taxes	$(13,953)	$(15,501)	$1,548	$(46,782)	$(48,589)	$1,807

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, consumer services, dental health, industrial equipment manufacturing and animal health, with an aggregate carrying value of approximately $58 million at September 30, 2023.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and nine months ended September 30, 2023 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended September 30, 2023 and 2022 included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”), on our $50 million aggregate principal amount of subordinated notes due 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”).

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three months ended September 30, 2023, noninterest expenses decreased slightly, compared to the same period in 2022, primarily due to declines in professional fees and occupancy expenses, significantly offset by inflationary increases associated with employees’ compensation and benefits. During the nine months ended September 30, 2023, noninterest expenses increased, compared to the same period in 2022, primarily due to inflationary increases associated with employees’ compensation and benefits, partially offset by decreases in professional fees and occupancy expenses.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2023, as compared with December 31, 2022.

Securities Portfolio

At September 30, 2023, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2023	2022
Trading securities, at fair value
U.S. Treasury securities	$5,488	$10,466
U.S. government agencies:
Bonds	26,776	20,878
Residential mortgage-backed securities	93,285	214,100
Collateralized mortgage obligations	159,171	182,717
Other	13,423	—
Corporate debt securities	57,707	42,685
States and political subdivisions	183,755	260,271
Private-label securitized product	29,020	9,265
Other	10,276	14,650
	578,901	755,032
Securities available for sale, at fair value
U.S. Treasury securities	4,491	19,144
U.S. government agencies:
Bonds	165,379	202,257
Residential mortgage-backed securities	347,850	406,358
Commercial mortgage-backed securities	168,020	175,499
Collateralized mortgage obligations	726,435	818,894
Corporate debt securities	12,000	—
States and political subdivisions	32,063	36,614
	1,456,238	1,658,766
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	283,620	301,583
Commercial mortgage-backed securities	173,191	180,942
Collateralized mortgage obligations	290,843	314,705
States and political subdivisions	77,425	78,302
	825,079	875,532

Equity securities, at fair value	264	200
Total securities portfolio	$2,860,482	$3,289,530

We had net unrealized losses of $150.1 million and $129.8 million at September 30, 2023 and December 31, 2022, respectively, related to the available for sale investment portfolio, and net unrealized losses of $121.7 million and $90.2 million at September 30, 2023 and December 31, 2022, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.1 million at September 30, 2023 and December 31, 2022, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

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

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2023, the banking segment’s securities portfolio of $2.3 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.4 billion, held to maturity securities of $825.1 million and equity securities of $0.3 million, in addition to $11.7 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $578.8 million at September 30, 2023. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $51.5 million at September 30, 2023.

Corporate

At September 30, 2023, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $12.0 million and other assets of $38.5 million within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2023. In addition, as of September 30, 2023, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at September 30, 2023.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	September 30,	December 31,
	2023	2022
Commercial real estate	$3,285,899	$3,245,873
Commercial and industrial	1,662,737	1,639,980
Construction and land development	1,088,701	980,896
1-4 family residential	1,783,259	1,767,099
Consumer	26,212	27,602
Broker-dealer	357,244	431,223
Loans held for investment, gross	8,204,052	8,092,673
Allowance for credit losses	(110,822)	(95,442)
Loans held for investment, net of allowance	$8,093,230	$7,997,231

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.7 billion and $8.5 billion at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.6 billion, of which $1.0 billion was drawn. At December 31, 2022, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At September 30, 2023, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 41.9%, 22.8% and 13.9%, respectively, of the banking segment’s total loans held for investment at September 30, 2023. The banking segment’s loan concentrations were within regulatory guidelines at September 30, 2023.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At September 30, 2023, the Bank’s energy loan exposure was approximately $53 million of loans held for investment with unfunded commitment balances of approximately $12 million. The allowance for credit losses on the Bank’s energy portfolio was $0.1 million, or 0.3% of loans held for investment at September 30, 2023.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	September 30, 2023
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate	$828,253	$1,438,622	$956,910	$62,114	$3,285,899
Commercial and industrial	2,190,430	311,231	144,789	—	2,646,450
Construction and land development	879,115	167,897	40,658	1,031	1,088,701
1-4 family residential	128,782	421,775	446,128	786,574	1,783,259
Consumer	13,607	12,231	360	14	26,212
Total	$4,040,187	$2,351,756	$1,588,845	$849,733	$8,830,521

Fixed rate loans	$1,754,624	$1,702,763	$1,330,703	$849,733	$5,637,823
Floating rate loans	2,285,563	648,993	258,142	—	3,192,698
Total	$4,040,187	$2,351,756	$1,588,845	$849,733	$8,830,521

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of September 30, 2023, floating rate loans totaling $761 million had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $357.1 million and $431.0 million at September 30, 2023 and December 31, 2022, respectively. This decrease from December 31, 2022 to September 30, 2023 was primarily attributable to a decrease of $31.0 million, or 20%, in receivables from correspondents, and a decrease of $43.0 million, or 16%, in customer margin accounts.

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

	September 30,	December 31,
	2023	2022
Loans held for sale:
Unpaid principal balance	$933,626	$850,277
Fair value adjustment	(143)	5,420
	$933,483	$855,697
IRLCs:
Unpaid principal balance	$621,604	$506,278
Fair value adjustment	2,752	1,767
	$624,356	$508,045

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2023 and December 31, 2022 were $1.3 billion and $1.2 billion, respectively, while the related estimated fair values were $11.6 million and $3.3 million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of September 30, 2023, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in September 2023. During our previous quarterly macroeconomic assessment as of June 30, 2023, we also utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2023.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		September 30,	June 30,	March 31,	December 31,	September 30,
		2023	2023	2023	2022	2022
GDP growth rates:
	Q3 2022					1.3%
	Q4 2022				0.8%	0.4%
	Q1 2023			2.5%	0.1%	0.3%
	Q2 2023		1.4%	0.4%	(1.4)%	(1.8)%
	Q3 2023	2.9%	0.1%	0.4%	(2.5)%	(2.2)%
	Q4 2023	0.2%	0.3%	(3.1)%	(2.4)%	(2.2)%
	Q1 2024	(1.9)%	(3.1)%	(2.2)%	0.4%	0.7%
	Q2 2024	(3.0)%	(2.7)%	(1.1)%	1.1%
	Q3 2024	(1.5)%	(0.9)%	2.1%
	Q4 2024	1.4%	2.0%
	Q1 2025	3.1%

Unemployment rates:
	Q3 2022					3.7%
	Q4 2022				3.7%	3.9%
	Q1 2023			3.5%	4.0%	4.0%
	Q2 2023		3.5%	3.7%	4.6%	4.6%
	Q3 2023	3.8%	3.8%	4.0%	5.3%	5.5%
	Q4 2023	4.1%	4.0%	4.7%	6.0%	6.2%
	Q1 2024	4.9%	4.9%	5.6%	5.9%	6.0%
	Q2 2024	5.7%	5.6%	6.0%	5.6%
	Q3 2024	6.0%	6.0%	5.7%
	Q4 2024	5.7%	5.8%
	Q1 2025	5.3%

As of September 30, 2023, we updated our economic forecast for 2023 as the U.S. economy has remained resilient and real GDP growth from consumer spending and business investment was higher than expected. Labor market conditions are still tight, but improving as the unemployment rate increased to 3.8% during the current quarter. We expect monetary policy will remain restrictive with the federal funds rate target range between 5.25% and 5.50% longer as a projected mild U.S. recession in 2024 is likely to bring stubborn inflation rates back to the Federal Reserve’s target. Vacancy data for the office properties trended higher, while less demand and tighter financial conditions continue to impact commercial real estate.

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

During the three months ended September 30, 2023, the slight reversal of credit losses reflected improvements to the U.S. economic outlook and decreases in specific reserves of $0.7 million within our broker dealer segment, offset by increases in specific reserves and net portfolio changes within the banking segment. The provision for credit losses during the nine months ended September 30, 2023, reflected a significant build in the allowance related to loan portfolio changes since the prior quarter and a deteriorating outlook for commercial real estate markets. Specific to the Bank, the net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2023 included a reversal of credit losses of $0.3 million, compared to a provision for credit losses of $14.2 million, respectively, on collectively evaluated loans, while the net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2023 included a provision for credit losses of $0.9 million and $3.0 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and nine months ended September 30, 2023 were also impacted by net recoveries of $1.6 million and net charge-offs of $1.7 million, respectively.

During 2022, and continuing through the first nine months of 2023, the impact of changes in the U.S. economic outlook and resulting impact on collectively evaluated loans has resulted in a net build in the allowance at September 30, 2023, compared to both December 31, 2022 and December 31, 2021. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.45% and 1.27% as of September 30, 2023 and December 31, 2022. While changes in the U.S. economic outlook have been reflected in our current allowance at September 30, 2023, uncertainties that include, among others, the uncertain timing, duration and significance of further increases in market interest rates and a worsening macroeconomic forecast could adversely impact borrower cash flows and result in further increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
September 30, 2023	For Investment	Losses	Investment
Commercial real estate (1)	$3,285,899	$69,871	2.13%
Commercial and industrial (2)	1,424,944	19,602	1.38%
Construction and land development (3)	1,088,701	8,970	0.82%
Total commercial loans	5,799,544	98,443	1.70%

1-4 family residential	1,783,259	11,472	0.64%
Consumer	26,212	601	2.29%
Total retail loans	1,809,471	12,073	0.67%

Total commercial and retail loans	7,609,015	110,516	1.45%

Broker-dealer	357,244	186	0.05%
Mortgage warehouse lending	237,793	120	0.05%
Total loans held for investment	$8,204,052	$110,822	1.35%
(1)	Included within commercial real estate portfolio are loans within the office and retail portfolio industry subsectors. At September 30, 2023, the office and retail loans held for investment balances of approximately $801 million and $375 million, respectively, had an allowance for credit losses of approximately $30 million and $6 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 3.8% and 1.6%, respectively.
(2)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending.
(3)	Included within construction and land development portfolio are loans within the office and retail portfolio industry subsectors. At September 30, 2023, the office and retail loans held for investment balances of approximately $45 million and $21 million, respectively, had an allowance for credit losses of approximately $0.4 million and $0.3 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 0.9% and 1.6%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of September 30, 2023, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from international armed conflicts and global supply chain concerns recede faster than expected. Real GDP is expected to grow 3.8% in the fourth quarter of 2023, 3.6% in the first quarter of 2024, 3.3% in the second quarter of 2024, and 3.2% in the third quarter of 2024. Average unemployment rates are expected to decline to 3.1% by the first quarter of 2024 before reverting to historical data. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and we expect the federal funds rate to peak at 5.3% during 2023.

Compared to our economic forecast, the downside scenario assumes the Federal Reserve’s efforts to resolve bank failures are not successful at restoring consumer and business confidence, causing banks to tighten lending standards while the Fed keeps the federal funds rate elevated due to inflation concerns. The international armed conflicts persist longer than anticipated and global supply chain issues worsen causing weaker manufacturing, increased good shortages, and the economy to fall back into recession. Real GDP is expected to decrease 3.3% in the fourth quarter of 2023, 3.4% in the first quarter of 2024, and 3.6% in the second quarter of 2024. Average unemployment rates are expected to increase to 7.7% by the fourth quarter of 2024, but improve to 6.5% by year-end 2025 and revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 1.1% target by the third quarter of 2025. Disagreements in Congress prevent any additional fiscal measures to stem the recession.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $35 million or a weighted average expected loss rate of 1.0% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $47 million or a weighted average expected loss rate of 2.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the macroeconomic outlook, inflationary pressures and labor market conditions, international armed conflicts and their impact on supply chains, and uncertain impacts from bank failures during early 2023. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans Held for Investment	2023	2022	2023	2022
Balance, beginning of period	$109,306	$95,298	$95,442	$91,352
Provision for (reversal of) credit losses	(40)	(780)	17,127	4,671
Recoveries of loans previously charged off:
Commercial real estate	10	41	41	84
Commercial and industrial	2,505	370	3,285	2,004
Construction and land development	—	—	—	—
1-4 family residential	33	23	85	71
Consumer	130	90	215	221
Broker-dealer	—	—	—	—
Total recoveries	2,678	524	3,626	2,380
Loans charged off:
Commercial real estate	34	—	1,011	—
Commercial and industrial	936	3,096	4,015	6,197
Construction and land development	—	—	—	—
1-4 family residential	—	14	73	62
Consumer	152	149	274	361
Broker-dealer	—	—	—	—
Total charge-offs	1,122	3,259	5,373	6,620
Net recoveries (charge-offs)	1,556	(2,735)	(1,747)	(4,240)
Balance, end of period	$110,822	$91,783	$110,822	$91,783

Average total loans for the period	$7,972,604	$7,911,833	$7,967,075	$7,863,257
Total loans held for investment (end of period)			$8,204,052	$7,944,246
Ratios:
Net recoveries (charge-offs) to average total loans held for investment (1)	0.08%	(0.14)%	(0.03)%	(0.07)%
Non-accrual loans to total loans held for investment (end of period)			0.34%	0.37%
Allowance for credit losses on loans held for investment to:
Total loans held for investment (end of period)			1.35%	1.16%
Non-accrual loans held for investment (end of period)			401.98%	309.26%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans increased by $2.0 million from December 31, 2022 to September 30, 2023. This change in non-accrual loans was impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $3.9 million and $4.8 million at September 30, 2023 and December 31, 2022, respectively.

In addition to changes in non-accrual loans classified as loans held for sale, the remaining increase in non-accrual loans during 2023 was primarily due to the addition of a single commercial real estate owner occupied loan, a single commercial real estate non-owner occupied loan, and four commercial and industrial loans to non-accrual status, partially offset by decreases in 1-4 family residential loans.

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

	September 30, 2023		December 31, 2022
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate	$69,871	40.05%	$63,255	40.11%
Commercial and industrial	19,722	20.27%	16,035	20.26%
Construction and land development	8,970	13.27%	6,051	12.12%
1-4 family residential	11,472	21.74%	9,313	21.84%
Consumer	601	0.32%	554	0.34%
Broker-dealer	186	4.35%	234	5.33%
Total	$110,822	100.00%	$95,442	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
Commercial real estate	$69,871	$71,462	$61,521	$63,255	$63,200
Commercial and industrial	19,722	17,315	16,615	16,035	16,108
Construction and land development	8,970	7,395	5,999	6,051	4,768
1-4 family residential	11,472	11,618	11,691	9,313	6,612
Consumer	601	615	563	554	574
Broker-dealer	186	901	965	234	521
	$110,822	$109,306	$97,354	$95,442	$91,783

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$7,992	$6,931	$7,784	$5,880
Other noninterest expense	559	87	767	1,138
Balance, end of period	$8,551	$7,018	$8,551	$7,018

The increase in the reserve for unfunded commitments during the nine months ended September 30, 2022 was due to increases in both loan expected loss rates and available commitment balances. During the three and nine months ended September 30, 2023, the increases in the reserve for unfunded commitments were primarily due to increases in expected loss rates.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our loan portfolio, we had five credit relationship totaling $35.4 million of potential problem loans at September 30, 2023, compared with four credit relationships totaling $4.0 million of potential problem loans at December 31, 2022. Of the $35.4 million of potential problem loans at September 30, 2023, $32.3 million was associated with a single credit relationship.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	September 30,	December 31,
	2023	2022	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate	$7,339	$4,269	$3,070
Commercial and industrial	10,190	9,095	1,095
Construction and land development	760	198	562
1-4 family residential	13,202	15,941	(2,739)
Consumer	7	14	(7)
Broker-dealer	—	—	—
	$31,498	$29,517	$1,981
Troubled debt restructurings included in accruing loans held for investment (1)	—	803	(803)
Non-performing loans (1)	$31,498	$30,320	$1,178

Non-performing loans as a percentage of total loans (1)	0.34%	0.33%	0.01%

Other real estate owned	$5,386	$2,325	$3,061

Other repossessed assets	$—	$—	$—

Non-performing assets (1)	$36,884	$32,645	$4,239

Non-performing assets as a percentage of total assets (1)	0.22%	0.20%	0.02%

Loans past due 90 days or more and still accruing	$106,346	$92,099	$14,247
(1)	Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-02 which eliminated the recognition and measurement guidance on troubled debt restructurings for creditors. Therefore, we no longer present troubled debt restructurings as a component of non-performing loans and assets.

At September 30, 2023, non-accrual loans included 36 commercial and industrial relationships with loans secured by notes receivable, accounts receivable and equipment. Non-accrual loans at September 30, 2023 also included $3.9 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2022, non-accrual loans included 40 commercial and industrial relationships with loans secured by accounts receivable, automobiles, equipment and notes receivable. Non-accrual loans at December 31, 2022 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale.

OREO increased from December 31, 2022 to September 30, 2023, primarily due to additions totaling $5.1 million, partially offset by disposals and valuation adjustments totaling $2.0 million. At both September 30, 2023 and December 31, 2022, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at September 30, 2023 and December 31, 2022, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. As of September 30, 2023, $29.0 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing intense competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three and nine months ended September 30, 2023 was 3.86% and 3.33%, respectively, compared to 3.50% during the three months ended June 30, 2023 and 0.95% during the three months ended September 30, 2022. We expect that the Bank’s costs related to interest-bearing deposits will continue to increase during the remainder of 2023.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,
	2023		2022
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,557,765	0.00%	$4,534,513	0.00%
Interest-bearing deposits:
Demand	6,324,203	2.76%	6,436,557	0.38%
Savings	289,191	1.05%	336,617	0.12%
Time	1,012,175	2.90%	925,383	0.54%
	7,625,569	2.71%	7,698,557	0.39%
Total deposits	$11,183,334	1.85%	$12,233,070	0.24%

At September 30, 2023, total estimated uninsured deposits were $4.4 billion, or approximately 40% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $276.3 million, were $4.2 billion, or approximately 37% of total deposits. Total estimated uninsured deposits were $4.1 billion, or approximately 36% of total deposits, as of December 31, 2022.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of September 30, 2023 (in thousands).

Months to maturity:
3 months or less	$40,560
3 months to 6 months	200,492
6 months to 12 months	152,237
Over 12 months	39,226
$432,515

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	September 30, 2023		December 31, 2022
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$882,999	4.71%	$970,056	2.27%	$(87,057)
Notes payable	347,020	4.31%	346,654	4.33%	366
	$1,230,019	4.62%	$1,316,710	2.86%	$(86,691)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at September 30, 2023, compared with December 31, 2022, primarily reflected decreases in short term bank loans and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by an increase in federal funds purchased. Notes payable at September 30, 2023 was comprised of $149.4 million related to the Senior Notes, net of loan origination fees, and Subordinated Notes, net of origination fees, of $197.6 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At September 30, 2023, Hilltop had $198.9 million in cash and cash equivalents, an increase of $26.4 million from $172.5 million at December 31, 2022. This increase in cash and cash equivalents included the receipt of $70.5 million of dividends from subsidiaries, partially offset by cash outflows of $31.2 million in cash dividends declared, $4.5 million in stock repurchases and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Economic Environment

As previously discussed, operational and financial headwinds during 2022 and continuing through the first nine months of 2023 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2023. The impacts of noted headwinds during the remainder of 2023 are highly uncertain and will depend on several developments outside of our control, including, among others, the timing and significance of changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and international armed conflicts and their impact on supply chains. In addition, during March 2023, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships primarily due to bank failures during early 2023. As demonstrated during the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the pandemic crisis and its negative impact on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On October 19, 2023, our board of directors declared a quarterly cash dividend of $0.16 per common share, payable on November 28, 2023 to all common stockholders of record as of the close of business on November 13, 2023.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2023, Hilltop paid $4.5 million to repurchase an aggregate of 144,403 shares of our common stock at an average price of $31.15 per share pursuant to the stock repurchase program.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30, 2023, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At September 30, 2023, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at September 30, 2023 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2023 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period.

			Minimum Capital
			Requirements Including	To Be Well
	September 30, 2023		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,438,971	10.62%	4.0%	5.0%
Hilltop	1,954,422	11.92%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,438,971	15.31%	7.0%	6.5%
Hilltop	1,954,422	18.60%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,438,971	15.31%	8.5%	8.0%
Hilltop	1,954,422	18.60%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,546,036	16.45%	10.5%	10.0%
Hilltop	2,262,945	21.54%	10.5%	N/A

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

	September 30,	December 31,
	2023	2022
FHLB capacity	$4,387	$4,139
Investment portfolio (available)	1,588	1,606
Fed deposits (excess daily requirements)	1,326	1,332
	$7,301	$7,077

As previously discussed, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to high-profile bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. These failures underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. At September 30, 2023, the Bank also accessed and included additional core deposits on its balance sheet of approximately $300 million from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

Further, to bolster our liquidity position, we increased brokered deposits at the Bank during the second quarter of 2023 by approximately $390 million. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 8.67% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 3.95% of the Bank’s total deposits at September 30, 2023. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2023, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. At September 30, 2023, Hilltop Securities had no borrowings under its credit arrangements or under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of September 30, 2023, the weighted average maturity of the CP Notes was 133 days at a rate of 6.22% with a weighted average remaining life of 65 days. At September 30, 2023, the aggregate amount outstanding under these secured arrangements was $208.3 million, which was collateralized by securities held for Hilltop Securities accounts valued at $231.7 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.5 billion, of which $950 million was drawn at September 30, 2023. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at September 30, 2023.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds a controlling ownership interest in and is the managing member of certain ABAs. At September 30, 2023, these ABAs had combined available lines of credit totaling $95.0 million, $30.0 million of which was with a single unaffiliated bank, and the remaining $65.0 million of which was with the Bank. At September 30, 2023, Ventures Management had outstanding borrowings of $37.5 million, all of which was with the Bank. On September 14, 2023, Ventures Management provided a thirty-day notice to the unaffiliated bank to terminate the $30.0 million line of credit. Once this line is terminated, ABA lines of credit will total $65.0 million, all with the Bank. This $65.0 million balance reflects a September 2023 increase of $20 million in ABA available lines of credit with the Bank to partially offset the elimination of the unaffiliated bank line of credit.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2023 and outstanding financial and performance standby letters of credit of $49.5 million at September 30, 2023.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, inflation rose sharply at the end of 2021 and has continued to rise through the first nine months of 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout the remainder of 2023. Furthermore, a prolonged period of inflation could cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2023 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2022 Form 10-K, except as discussed below.

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

	September 30, 2023
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,296,266	$1,263,744	$1,856,072	$786,047	$628,718	$8,830,847
Securities	546,334	191,735	422,277	324,445	1,019,418	2,504,209
Federal funds sold and securities purchased under agreements to resell	1,430,032	—	—	—	—	1,430,032
Other interest sensitive assets	7,711	—	—	—	29,683	37,394
Total interest sensitive assets	6,280,343	1,455,479	2,278,349	1,110,492	1,677,819	12,802,482

Interest sensitive liabilities:
Interest bearing checking	$6,356,466	$—	$—	$—	$—	$6,356,466
Savings	264,111	—	—	—	—	264,111
Time deposits	166,454	899,518	99,365	11,394	18	1,176,749
Notes payable and other borrowings	448,014	102	333	444	1,865	450,758
Total interest sensitive liabilities	7,235,045	899,620	99,698	11,838	1,883	8,248,084

Interest sensitivity gap	$(954,702)	$555,859	$2,178,651	$1,098,654	$1,675,936	$4,554,398

Cumulative interest sensitivity gap	$(954,702)	$(398,843)	$1,779,808	$2,878,462	$4,554,398

Percentage of cumulative gap to total interest sensitive assets	(7.46)%	(3.12)%	13.90%	22.48%	35.57%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2023 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$33,557	7.94%	$132,814	7.57%
+100	$18,112	4.29%	$87,372	4.98%
-50	$(9,324)	(2.21)%	$(68,790)	(3.92)%
-100	$(18,978)	(4.49)%	$(144,705)	(8.24)%
-200	$(40,830)	(9.66)%	$(336,915)	(19.19)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2023 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

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

	September 30, 2023
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$91	$25,056	$45,301	$113,108	$183,556
U.S. government and government agency obligations	18,789	(6,678)	(6,490)	263,475	269,096
Corporate obligations	16,756	25,092	17,512	5,904	65,264
Total debt securities	35,636	43,470	56,323	382,487	517,916
Corporate equity securities	20	—	—	—	20
Other	9,366	—	—	—	9,366
	$45,022	$43,470	$56,323	$382,487	$527,302

Weighted average yield
Municipal obligations	0.13%	4.25%	3.68%	4.40%	4.22%
U.S. government and government agency obligations	5.07%	2.83%	3.31%	5.97%	5.53%
Corporate obligations	4.31%	5.17%	4.79%	3.80%	4.61%

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

Consolidated

At September 30, 2023, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $350 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at September 30, 2023 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+200	$50,556	10.26%
+100	$26,577	5.39%
-50	$(13,474)	(2.73)%
-100	$(27,246)	(5.53)%
-200	$(57,333)	(11.63)%

The projected changes in net interest income to changes in interest rates at September 30, 2023 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.

Events in early 2023 relating to the failures of certain banking entities have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions as well as caused the stock prices of many financial institutions to become volatile. In the future, events such as these bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2023	—	$—	—	$70,501,138
August 1 - August 31, 2023	—	—	—	70,501,138
September 1 - September 30, 2023	—	—	—	70,501,138
Total	—	$—	—
(1)	In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

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

HILLTOP HOLDINGS INC.

Date: October 23, 2023	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)