Form 10-K
period 2023-12-31
Hilltop Holdings Inc.
filed 2024-02-14
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2023, was approximately $1.47 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 12, 2024 was 65,153,092.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2024 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, information technology expenses, cybersecurity incidents, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, expected future benchmarks rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks and any legal, reputational and financial and financial risks following a cybersecurity incident;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment;
●	risks associated with our concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	disruptions to the economy and financial services industry, risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in the cost of our deposit insurance assessments;

●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer, and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

At December 31, 2023, on a consolidated basis, we had total assets of $16.5 billion, total deposits of $11.1 billion, total loans, including loans held for sale, of $8.9 billion and stockholders’ equity of $2.2 billion.

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

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2023, had $13.3 billion in assets and total deposits of $11.1 billion. The primary sources of our deposits are residents of and businesses located in Texas. At December 31, 2023, the Bank employed approximately 1,000 people.

The table below sets forth a distribution of the banking segment’s loans, classified by portfolio segment. The banking segment’s loan portfolio included $1.6 billion in warehouse lines of credit extended to PrimeLending and its affiliated business arrangements (“ABAs”), of which $0.9 billion was drawn at December 31, 2023. Amounts advanced against the warehouse lines of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

	Total	% of Total
	Loans Held	Loans Held
	for Investment	for Investment
Commercial real estate:
Non-owner occupied	$1,889,882	22.0%
Owner occupied	1,422,234	16.5%
Commercial and industrial	1,440,137	16.8%
Mortgage warehouse lending	156,838	1.8%
Construction and land development	1,031,095	12.0%
1-4 family residential	1,757,178	20.4%
Consumer	27,351	0.3%
	7,724,715	89.8%
PrimeLending warehouse lines of credit	873,911	10.2%
Total loans held for investment	$8,598,626	100.0%

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

Broker-Dealer

The “Hilltop Broker-Dealers” include the operations of Hilltop Securities, a broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) and a member of the NYSE, Momentum Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC. Hilltop Securities and Momentum Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). Additionally, Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network are investment advisers registered with the SEC under the Investment Advisers Act of 1940. At December 31, 2023, Hilltop Securities had total assets of $2.9 billion and net capital of $281 million, which was $274 million in excess of its minimum net capital requirement of $7 million. At December 31, 2023, the Hilltop Broker-Dealers employed approximately 770 people and maintained 40 locations in 16 states.

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

Structured Finance. The structured finance line of business provides advisory services and product expertise related to derivatives for U.S. Agency to-be-announced (“TBA”) and commodities. The business line participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells TBA mortgage-backed securities. Additionally, this business line provides agricultural insurance through Hilltop Securities Insurance Agency Inc., whereby we act as an agent in these transactions and retain no underwriting risk with regard to the sale of insurance products.

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

Retail. The retail group acts as a securities broker for retail customers in the purchase and sale of securities, options, and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. We extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through Hilltop Securities Insurance Agency Inc. we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and Momentum Independent Network advisors to retail clients. We act as an agent in these transactions and retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management team, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The Momentum Independent Network advisors may also contract directly with third-party carriers to sell specified insurance products to their customers. The commissions received from these third-party carriers are paid directly to the advisor. At December 31, 2023, we employed 92 registered representatives in 16 retail brokerage offices and had contracts with 186 independent retail representatives for the administration of their securities business.

Clearing Services. The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2023, we provided services to 105 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

Securities Lending. The securities lending group performs activities that include borrowing and lending securities for other broker-dealers, lending institutions, and internal clearing and retail operations. These activities involve borrowing securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lending securities to other broker-dealers for similar purposes.

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, which is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with limited lending through its ABAs. During 2023, funded loan volume through ABAs was approximately 14% of the mortgage origination segment’s total loan volume. At December 31, 2023, our mortgage origination segment operated from over 210 locations in 45 states, originating 28.9%, 7.9% and 5.2%, respectively, of its mortgage loans (by dollar volume) from its Texas, California and South Carolina locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through warehouse lines of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the Bank during 2023, 2022 and 2021 were $140 million, $532 million, and $778 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth. PrimeLending may, from time to time, manage its mortgage servicing rights (“MSR”) assets through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse lines of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending had a staff of approximately 1,560 people, including approximately 930 mortgage loan officers, as of December 31, 2023 that produced $8.2 billion in closed mortgage loan volume during 2023, 93.4% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, new construction loans, and Federal Housing Administration (“FHA”), Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that (i) are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or (ii) do not comply with approved investor-specific underwriting guidelines).

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in the large metropolitan markets in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and Momentum Independent Network, which conduct business nationwide, with 84% of the broker-dealer segment’s net revenues during 2023 generated through locations in Texas, New York and California.

PrimeLending provides residential mortgage origination products and services from over 210 locations in 45 states. During 2023, an aggregate of 67% of PrimeLending’s origination volume was concentrated in ten states, with 42% concentrated in Texas, California and South Carolina, collectively. Other than these ten states, none of the states in which PrimeLending operated during 2023 represented more than 3% of PrimeLending’s origination volume.

Employees and Human Capital Resources

At December 31, 2023 we employed approximately 3,800 full-time employees and less than 20 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to our core values (integrity, collaboration, adaptability, respect and excellence) as well as actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in the retention of our top-performing employees. At December 31, 2023, approximately 36% of our current staff had been with us for ten years or more.

During 2023, women represented over 55% of Hilltop’s workforce, and 11% of the overall executive management team. During 2023, 33% of our employees fell within the minority classification and approximately 45% of our employees were below the age of 45.

Hilltop has three employee-based councils, namely the Culture Council, Diversity Momentum Council and Women Momentum Council, each devoted to driving employee engagement and sponsoring events across the enterprise to promote social networking amongst all employees. Various enterprise initiatives are presented to foster awareness, dialogue and appreciation of cultural diversity, including recognition and celebration of ethnic holidays. In addition, in-person and virtual panel discussions are held to encourage development and success of women within the workplace.

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

The Dodd-Frank Act, which significantly altered the regulation of financial institutions and the financial services industry, established the Consumer Financial Protection Bureau (“CFPB”) and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. Several aspects of the Dodd-Frank Act have affected our business, including, without limitation, capital requirements, mortgage regulation, restrictions on proprietary trading in securities, investments in hedge funds and private equity funds (the “Volcker Rule”), executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) became law, which included amendments to the Dodd-Frank Act and other statutes that provide the federal banking agencies with the ability to tailor various provisions of the banking laws and eased the regulatory burden imposed by the Dodd-Frank Act with respect to company-run stress testing, resolutions plans, the Volcker Rule, high volatility commercial real estate exposures, and real estate appraisals.

Recent Regulatory Developments. New regulations and statutes are regularly proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Changes in leadership at various federal banking agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), can also change the policy direction of these agencies. Certain of these recent proposals and changes are described below.

The Anti-Money Laundering Act of 2020 (the “AML 2020 Act”) was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. The AML 2020 Act is the most significant revision to the anti-money laundering (“AML”) laws since the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001, as amended (the “USA PATRIOT Act”). The AML 2020 Act clarifies and streamlines the Currency and Foreign Transactions Reporting Act of 1970, as amended, (the “Bank Secrecy Act”) and AML obligations in the following ways: requires U.S. entities and entities doing business in the United States to report into a national registry maintained by the Financial Crimes Enforcement Network (“FinCEN”) certain beneficial ownership information, subject to exceptions; modernizes the statutory definition of “financial institution” to include (i) entities that provide services involving “value that substitutes for currency,” which includes stored value and virtual currencies and (ii) any person engaged in the trade of antiquities, including an advisor, consultant or any other person who deals in the sale of antiquities; enhances penalties for Bank Secrecy Act and AML violations, including claw back of bonuses; increases AML whistleblower awards and expands whistleblower protections; requires the Secretary of the Treasury to establish and update every four years National AML Priorities, which are incorporated into the Bank Secrecy Act compliance programs at financial institutions subject to the Bank Secrecy Act; among other amendments. Implementing regulations concerning certain provisions of the AML 2020 Act have been proposed by FinCEN, but not all have been finalized. On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement under the Corporate Transparency Act (CTA), which was passed as part of the AML 2020 Act. The rule, which became effective January 1, 2024, requires most corporations, limited liability companies, and other entities created in or registered to do business in the United States to report information about their beneficial owners—the persons who ultimately own or control the company, to FinCEN.

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. The Alternative Reference Rates Committee (“ARRC”) proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The Federal banking agencies issued a joint statement that imposed a deadline of December 31, 2021 for supervised institutions to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate and all remaining USD LIBOR tenors ceased to be published or lost representativeness immediately after June 30, 2023.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing or reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $2.4 million for each day the activity continues. In addition, the Dodd-Frank Act authorizes the Federal Reserve Board to require reports from and examine bank holding companies and their subsidiaries, and to regulate functionally regulated subsidiaries of bank holding companies.

Anti-tying Restrictions. Subject to various exceptions, bank holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a bank holding company or its affiliates.

Capital Adequacy Requirements and BASEL III. Hilltop and PlainsCapital, which includes the Bank and PrimeLending, are subject to capital adequacy requirements under the comprehensive capital framework for U.S. banking organizations known as “Basel III”. Basel III, which reformed the existing frameworks under which U.S. banking organizations historically operated, became effective January 1, 2015 and was fully phased in as of January 1, 2019. Basel III was developed by the Basel Committee on Banking Supervision and adopted by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency (the “OCC”). On July 27, 2023, the Federal Reserve, the FDIC, and the Office of the Comptroller issued a proposal, referred to as “Basel III Endgame,” that would result in significant changes to the U.S. regulatory capital rules for banking organizations with total consolidated assets of $100 billion or more. Since neither Hilltop, nor any of its banking organization subsidiaries, would surpass the $100 billion threshold, a discussion of such proposal is not included herein.

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

Final rules published by the Federal Reserve Board, the FDIC, and the OCC implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Among other things, Basel III increased minimum capital requirements, introduced a new minimum leverage ratio and implemented a capital conservation buffer. The regulatory agencies carefully considered the potential impacts on all banking organizations, including community and regional banking organizations such as Hilltop and PlainsCapital, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework. Under the guidelines in effect beginning January 1, 2015, a risk weight factor of 0% to 1250% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base.

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

During 2023, our eligible retained income was positive and our capital conservation buffer was greater than 2.5%, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2024.

At December 31, 2023, Hilltop had a total capital to risk-weighted assets ratio of 22.34%, Tier 1 capital to risk-weighted assets ratio of 19.32% and a common equity Tier 1 capital to risk-weighted assets ratio of 19.32%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At December 31, 2023, PlainsCapital had a total capital to risk-weighted assets ratio of 16.58%, Tier 1 capital to risk-weighted assets ratio of 15.44% and a common equity Tier 1 capital to risk-weighted assets ratio of 15.44%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

Phase-in of Current Expected Credit Losses Accounting Standard. In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL became effective January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. In March 2020, in connection with the economic uncertainties associated with the effects of the pandemic, the agencies’ issued an additional transition option that permitted banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024. We elected to exercise this option for phase-in.

Volcker Rule. Provisions of the Volcker Rule and the final rules implementing the Volcker Rule restrict certain activities provided by the Company, including proprietary trading and sponsoring or investing in “covered funds,” which include many private equity and hedge funds. For purposes of the Volcker Rule, purchases or sales of financial instruments such as securities, derivatives, contracts of sale of commodities for future delivery or options on the foregoing held for 60 days or longer are presumed not to be held for short-term gain and therefore are not deemed to be proprietary trading. Exempted activities include, among others, the following: (i) underwriting; (ii) market making; (iii) risk mitigating hedging; (iv) trading in certain government securities; (v) employee compensation plans and (vi) transactions entered into on behalf of and for the account of clients as agent, broker, custodian, or in a trustee or fiduciary capacity.

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

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting stock or 33% or more of the total equity of such other company, and in certain other circumstances, an investor may be presumed to control a depository institution or other company if the investor owns or controls less than 25% or more of any class of voting stock.

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

Restrictions on Transactions with Affiliates. Transactions between the Bank and its banking and nonbanking affiliates, including Hilltop, PrimeLending, and PCC, are subject to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve Board’s Regulations W.

In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of Hilltop or its subsidiaries. Among other changes, the Dodd-Frank Act expanded the definition of “covered transactions” and clarified the amount of time that the collateral requirements must be satisfied for covered transactions, and amended the definition of “affiliate” in Section 23A to include “any investment fund with respect to which a member bank or an affiliate thereof is an investment adviser.”

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

Loans to Insiders. The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include conditions that must be met before insider loans can be made, limits on loans to an individual insider and an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the Federal Reserve Board may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act amended the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction between the member bank and the person within the definition of an extension of credit.

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

An institution that is categorized as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2023.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act required the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35% by September 30, 2020, which was accomplished on November 28, 2018. However, extraordinary growth in insured deposits in 2020 caused the DIF ratio to fall below 1.35%. Accordingly, on October 24, 2022, the FDIC published a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The increase in assessment rate schedules increased the likelihood that the DIF ratio will reach the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. Accruals for DIF assessments were $7.0 million during 2023.

As a result of the bank failures during early 2023 and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the DIF to support uninsured depositors will be recovered by a special assessment on banking organizations, as required by law. On November 16, 2023, the FDIC adopted a final rule to implement this special assessment based on a banking organization’s estimated uninsured deposits as of December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. Based on our calculation, we do not expect the Bank to be impacted by this special assessment.

The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Community Reinvestment Act. The CRA requires, in connection with examinations of financial institutions, that federal banking regulators (in the Bank’s case, the Federal Reserve Board) evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various CRA-related agreements. On May 5, 2022, the Federal banking agencies released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations by updating how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. The proposed rulemaking was finalized on October 24, 2023, and will take effect on April 1, 2024, with staggered compliance dates of January 1, 2026 and January 1, 2027.

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

Privacy. Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third-party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank and all of its subsidiaries have established policies and procedures to comply with the privacy provisions of the Gramm-Leach-Bliley Act.

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

On December 13, 2019, the Federal Reserve Board, the FDIC and the OCC published a final rule modifying the treatment of high volatility commercial real estate (“HVCRE”) exposures as required by EGRRCPA. The final rule clarified certain defined terms in the HVCRE exposure definition in a manner generally consistent with the call report instructions as well as the treatment of credit facilities that finance one- to four-family residential properties and the development of land. The final rule became effective on April 1, 2020.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to such bank. Pursuant to a provision in EGRRCPA, the FDIC published a final rule on February 4, 2019 excepting a capped amount of reciprocal deposits from being considered as brokered deposits for certain insured depository institutions. On December 15, 2020, the FDIC also approved a final rule intended to modernize the FDIC’s framework for regulating brokered deposits and ensure the classification of a deposit appropriately reflects changes in the banking landscape. The final rule is also intended to modify the interest rate restrictions applicable to certain depository institutions and clarify the application of the brokered deposit requirements to non-maturity deposits. The final rule became effective on April 1, 2021, but full compliance was not required during a transitionary period ending January 1, 2022. Effective January 1, 2022, we continued to treat deposits swept to the Bank from the broker-dealer segment as non-brokered with the cost of these sweep deposits being based on a current market rate of interest rather than a per account fee. At December 31, 2023, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including, but not limited to, sales and trade practices, net capital requirements, record keeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the conduct of investment banking and research activities and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed herein. Additional legislation, changes in rules promulgated by the SEC, securities exchanges, self-regulatory organizations or states or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, FINRA, securities exchanges, self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, profit disgorgement, monetary penalties, suspension, revocation of registration or expulsion of broker-dealers, their registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Limitation on Businesses. The businesses that the Hilltop Broker-Dealers may conduct are limited by its agreements with, and its oversight by, FINRA, other regulatory authorities (including self-regulatory organizations) and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental, FINRA and/or exchange approvals, which may take significant time and resources. In addition, the Hilltop Broker-Dealers are operating subsidiaries of Hilltop, which means their activities are further limited by those that are permissible for financial holding companies and subsidiaries of financial holding companies, and as a result, the Hilltop Broker-Dealers and Hilltop may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2023, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

The SEC, CFTC, FINRA and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to censure, fine, monetary penalties and other regulatory sanctions, including suspension, revocation of registration or expulsion by the SEC or applicable regulatory authorities, and suspension, revocation or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting or limiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and/or approval from, the SEC and FINRA for certain capital withdrawals.

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

Regulation Best Interest (“Regulation BI”) and Form CRS Relationship Summary (“Form CRS”). Beginning June 2020, the “best interest” standard requires a broker-dealer to make recommendations of securities transactions, or investment strategies involving securities, to a retail customer without putting its financial interests ahead of the interests of a retail customer. Form CRS requires SEC-registered investment advisers (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. Regulation BI heightens the standard of care for broker-dealers when making investment recommendations and imposes disclosure, conduct and policy and procedural obligations that could impact the compensation our wealth management line of business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Regulation BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA.

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

The final rules concerning mortgage origination and servicing address the following topics:

Ability to Repay and Qualified Mortgage Standards Under the Truth in Lending Act (Regulation Z). This final rule requires that for residential mortgages, creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans. On December 29, 2020, the CFPB published a final rule creating a new category of “qualified mortgage,” called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. As the result of the pandemic, the CFPB approved a final rule on April 27, 2021 that delayed the mandatory compliance date for the General Qualified Mortgage final rule from July 1, 2021 to October 1, 2022 to ensure flexibility for consumers affected by the pandemic.

High-Cost Mortgage and Homeownership Counseling Amendments to the Truth in Lending Act (Regulation Z). This final rule strengthens consumer protections for high-cost mortgages (generally bans balloon payments and prepayment penalties, subject to exceptions and bans or limits certain fees and practices) and requires consumers to receive information about homeownership counseling prior to taking out a high-cost mortgage.

Appraisals for High-Risk Mortgages (Regulation Z). The final rule permits a creditor to extend a higher-priced (subprime) mortgage loan (“HPML”) only if the following conditions are met (subject to exceptions): (i) the creditor obtains a written appraisal; (ii) the appraisal is performed by a certified or licensed appraiser; and (iii) the appraiser conducts a physical property visit of the interior of the property. The rule also requires that during the application process, the applicant receives a notice regarding the appraisal process and their right to receive a free copy of the appraisal.

Disclosure and Delivery Requirement for Copies of Appraisals and Other Written Valuations Under the Equal Credit Opportunity Act (Regulation B). This final rule requires a creditor to provide a free copy of appraisal or valuation reports prepared in connection with any closed-end loan secured by a first lien on a dwelling. The final rule requires notice to applicants of the right to receive copies of any appraisal or valuation reports and creditors must send copies of the reports whether or not the loan transaction is consummated. Creditors must provide the copies of the appraisal or evaluation reports for free, however, the creditors may charge reasonable fees for the cost of the appraisal or valuation unless applicable law provides otherwise.

Escrow Requirements under the Truth in Lending Act (Regulation Z). This final rule requires a minimum duration of five years for an escrow account on certain higher-priced mortgage loans, subject to certain exemptions for loans made by certain creditors that operate predominantly in rural or underserved areas, as long as certain other criteria are met.

Mortgage Servicing Rules Under the Real Estate Settlement Procedures Act (Regulation X) and the Truth in Lending Act Regulation Z). Two final rules under the Truth in Lending Act and the Real Estate Settlement Procedures Act, protect consumers from detrimental actions by mortgage servicers and to provide consumers with better tools and information when dealing with mortgage servicers. The final rules include a number of exemptions and other adjustments for small servicers, defined as servicers that service 5,000 or fewer mortgage loans and service only mortgage loans that they or an affiliate originated or own.

Loan Originator Compensation Under the Truth in Lending Act (Regulation Z). This final rule revises and clarifies existing regulations and commentary on loan originator compensation. The rule also prohibits, among other things: (i) certain arbitration agreements; (ii) financing certain credit insurance in connection with a mortgage loan; (iii) compensation based on a term of a transaction or a proxy for a term of a transaction; and (iv) dual compensation from a consumer and another person in connection with the transaction. The final rule also imposes a duty on individual loan officers, mortgage brokers and creditors to be “qualified” and, when applicable, registered or licensed to the extent required under applicable State and Federal law.

Risk Retention (Dodd Frank Act). This final rule requires that at least one sponsor of each securitization retains at least 5% of the credit risk of the assets collateralizing asset-backed securities. Sponsors are prohibited from hedging or transferring this credit risk, and the rule applies in both public and private transactions. Securitizations backed by “qualified residential mortgages” or “servicing assets” are exempt from the rule, and the definition of “qualified residential mortgages” is subject to review of the joint regulators every five years.

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

●	Our allowances for credit losses for loans and debt securities may prove inadequate or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.
●	Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.
●	Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.
●	Our banking segment is subject to risk arising from conditions in the commercial real estate market and may be adversely affected by weaknesses in the commercial real estate market.
●	Our business and results of operations may be adversely affected by unpredictable economic, market and business conditions.
●	Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.
●	Our mortgage origination business is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.
●	The financial services industry is characterized by rapid technological change, and if we fail to keep pace, our business may suffer.
●	We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.
●	Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.
●	An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.
●	The economic impact of the pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.
●	Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.
●	Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
●	Our bank lending, margin lending, stock lending, securities trading and execution and mortgage purchase businesses are all subject to credit risk.
●	We depend on our computer and communications systems and an interruption in service would negatively affect our business.

●	Climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
●	We are heavily dependent on dividends from our subsidiaries.
●	Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.
●	We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Notes (as defined below), and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
●	A reduction in our credit rating could adversely affect us or the holders of our securities.
●	The indenture governing the Senior Notes (as defined below) contains, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.
●	We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
●	We may be subject to more stringent capital requirements in the future.
●	Our broker-dealer business is subject to various risks associated with the securities industry.
●	Market fluctuations could adversely impact our broker-dealer business.
●	Our investment advisory business may be affected if our investment products perform poorly.
●	Our existing correspondents may choose to perform their own clearing services or move their clearing business to one of our competitors or exit the business.
●	Several of our broker-dealer segment’s product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers.
●	Our mortgage origination segment is subject to investment risk on loans that it originates.
●	The CFPB has issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.
●	Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.
●	If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.
●	We ultimately may write-off goodwill and other intangible assets resulting from business combinations.
●	The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting policies.
●	We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.
●	We are subject to losses due to fraudulent and negligent acts.
●	Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.
●	We are subject to legal claims and litigation, including potential securities law liabilities, any of which could have a material adverse effect on our business.

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

Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the Federal Deposit Insurance Corporation (“FDIC”) -assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition,” and collectively with the PlainsCapital Merger, FNB Transaction and the SWS Merger, the “Bank Transactions”) as of the applicable acquisition date and write down the recorded value of each such acquired portfolio to the applicable estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of such loans. The allowance for credit losses that had been maintained by PCC, FNB, SWS or BORO, as applicable, prior to their respective transactions, was eliminated in this accounting process.

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

During the second quarter in 2023, a third-party vendor of the Bank confirmed that data specific to the Bank’s customers was likely obtained in a security incident targeting the vendor’s instance of the MOVEit Transfer Application. As a result of this, an unauthorized party likely obtained information in the vendor’s possession about substantially all of the Bank’s customers, including social security numbers and account numbers. Hilltop Securities was notified by the same vendor that certain of its data was also likely obtained in the incident; however, based on the review conducted to date, we do not have indication that protected or confidential information was present within the information obtained related to Hilltop Securities. Given the widespread use of the MOVEit Transfer Application, additional vendors of ours may have been impacted. We have incurred, and may continue to incur, expenses related to this incident, and we remain subject to risks and uncertainties as a result of the incident, including litigation and additional regulatory scrutiny.

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

Our banking segment is subject to risk arising from conditions in the commercial real estate market and may be adversely affected by weaknesses in the commercial real estate market.

As of December 31, 2023, commercial real estate loans comprised approximately 39% of our banking segment’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Commercial real estate markets have been impacted by the economic disruptions caused by the pandemic. The pandemic has also been a catalyst for the evolution of various remote work options that could have an adverse effect on the long-term performance of some types of office properties within the Company’s commercial real estate portfolio. A failure by the banking segment to have adequate risk management policies, procedures and controls could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Between August 2019 and March 2020, the Federal Open Market Committee of the Federal Reserve Board decreased its target range for short-term interest rates by 200 basis points, while between March 2022 and December 2023, it raised interest rates by 525 basis points and indicated that further changes may occur in 2024. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Given the potential for an adverse impact on our net interest income associated with interest rate cycle transitions, we periodically evaluate our current “gap” position and determine whether a repositioning of the banking segment’s balance sheet is appropriate. Asymmetrical changes in interest rates, such as if short-term rates increase or decrease at a faster rate than long-term rates, can affect the slope of the yield curve. A continued inversion of the yield curve, as measured by the difference between 10-year U.S. Treasury bond yields and 3-month yields, could adversely impact the net interest income of our banking segment as the spread between interest-earning assets and interest-bearing liabilities becomes further compressed.

As of December 31, 2023, approximately 57% of our loans were advanced to our customers on a variable or adjustable-rate basis and approximately 43% of our loans were advanced to our customers on a fixed-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition or results of operations. Alternatively, a decrease in interest rates could negatively impact our margins and profitability. Certain of our variable rate loans only provide for resets of interest rates periodically, which can result in significant periods of time between resets in loan rates, which can negatively impact our margins and profitability. Further, a portion of our adjustable rate loans have interest rate floors at or above the loan's contractual interest rate. As of December 31, 2023, approximately 9% of our total loans’ rates are floored, with most expected to reprice to the loan’s contractual rate at the next reset date. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Inflation rose sharply at the end of 2021 and has continued rising in 2022 and 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Similarly, rising interest rates will negatively impact our mortgage business by making home mortgages more expensive for home buyers and by making mortgage refinancing transactions less likely, which would adversely impact our results of operations and financial condition in PrimeLending. Furthermore, a prolonged period of inflation could cause wages and other costs to Hilltop and its subsidiaries to increase, which could adversely affect our results of operations and financial condition.

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

We conduct our banking operations primarily in Texas. At December 31, 2023, an aggregate of 76% of the real estate loans in our loan portfolio, and included within the commercial real estate and 1-4 family residential portfolio segments, were secured by properties in Texas. Specifically, 28%, 16%, 9% and 5% of the real estate loans were secured by properties located within the Dallas-Fort Worth, Austin, Houston and Brownsville-Harlingen-McAllen markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. The Bank has loans extended to businesses that depend on the energy industry including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors. If crude oil prices were to be depressed for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios. Moreover, natural disasters, such as Hurricane Harvey in 2017 and Winter Storm Uri in 2021 may also have an adverse impact on local economic conditions.

In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2023, 28.9% and 7.9% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Also, in our broker-dealer segment, 79% of public finance services net revenues were from entities located in Texas, and 86% of retail brokerage service net revenues were generated through locations in Texas and California. Any regional or local economic downturn that affects Texas or, to a lesser extent, California, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters, supply chain disruptions or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2023, 59% of the loan portfolio of our banking segment was comprised of loans with commercial or residential real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in commercial or residential real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

The economic impact of the pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.

The worldwide COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions throughout 2020 and 2021 and adversely affected our business. Although the United States economy has begun to recover from the pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession. As a result of the pandemic and the related adverse economic consequences, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The length of the adverse consequences of the pandemic and the impact to the macroeconomic environment are unknown. Until the consequences subside, we could be subject to any of the following risks:

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

We also could experience a material reduction in trading volume and lower securities prices in times of market volatility, which would result in lower brokerage revenues, including losses on firm inventory. The fair values of certain of our investments could also be negatively impacted, resulting in unrealized or realized losses on such investments. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve Board, that are intended to ameliorate the macroeconomic effects of the pandemic may cause additional harm to our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve Board late in our 2019 fiscal year and during the first fiscal quarter of 2020 had a negative impact on our results of operations, as we have certain assets and liabilities that are sensitive to changes in interest rates.

The length of the adverse consequences of the pandemic and the impact to the macroeconomic environment are unknown. Until the consequences subside, we could be subject to negative effects on our businesses, results of operations and financial condition, as well as our regulatory capital and liquidity ratios.

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

Our businesses rely on electronic data processing and communications systems. The effective use of technology allows us to better serve customers and clients, increases efficiency and reduces costs. Our continued success will depend, in part, upon our ability to successfully maintain, secure and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Significant malfunctions or failures of our computer systems, computer security, software or any other systems in the trading process (e.g., record retention and data processing functions performed by third parties, and third-party software, such as Internet browsers) could cause delays in customer trading activity. Such delays could cause substantial losses for customers and could subject us to claims from customers for losses, including litigation claiming fraud or negligence. In addition, if our computer and communications systems fail to operate properly, regulations would restrict our ability to conduct business. Any such failure could prevent us from collecting funds relating to customer and client transactions, which would materially impact our cash flows. Any computer or communications system failure or decrease in computer system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We intend to sell, and not hold for investment, substantially all residential mortgage loans that we originate through PrimeLending. At times, however, we may originate a loan or execute an interest rate lock commitment (“IRLC”) with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate without having identified a purchaser for such loan. An identified purchaser may also decline to purchase a loan for a variety of reasons. In these instances, we will bear interest rate risk on an IRLC until, and unless, we are able to find a buyer for the loan underlying such IRLC and the risk of investment on a loan until, and unless, we are able to find a buyer for such loan. In addition, in the event of a breach of any representation or warranty concerning a loan, an agency, investor or other third-party could, among other things, require us to repurchase the full amount of the loan or seek indemnification for losses from us, even if the loan is not in default. Further, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby the purchaser can require us to repurchase the loan at the full amount that it paid. During periods of market downturn, we may choose to hold mortgage loans when the identified purchasers have declined to purchase such loans because we may not obtain an acceptable substitute bid price for such loan. The failure of mortgage loans that we hold on our books to perform adequately could have a material adverse effect on our financial condition, liquidity and results of operations. Moreover, if a property securing a mortgage loan on which we own the servicing rights is damaged, including from flooding, we may be responsible for repairs for uninsured damage.

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

At December 31, 2023, the mortgage origination segment’s MSR asset had a fair value of $96.9 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment and market trends related to MSR sales, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

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

As a result of purchase accounting in connection with acquisitions, our consolidated balance sheet at December 31, 2023, included goodwill of $267.4 million and other intangible assets, net of accumulated amortization, of $8.5 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. We have goodwill and intangibles balances recorded in connection with acquisitions in our banking, broker-dealer and mortgage origination segments, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses.

In light of the recent and continuing macroeconomic challenges in the mortgage industry given tight housing inventories and mortgage interest rate levels, our mortgage origination segment experienced lower-than-forecasted operating results during 2023. While the broker-dealer segment experienced higher-than-forecasted operating results during 2023 primarily driven by the combined impacts of the rising interest rate environment and a more favorable housing environment in certain areas of the country, continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products have resulted in a challenging environment associated with the broker-dealer segment’s short- and long-term financial condition, resulting in variability in its operating results. These headwinds, coupled with inflationary pressures associated with compensation, occupancy and software costs within our business segments during 2022 and 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024. Given the potential impacts of the operating performance of these reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated.

We further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the annual assessment, we determined that as of October 1, 2023 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding future operating performance of our reportable business segments, overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

To the extent future operating performance of our reporting segments remains challenged and below forecasted projections, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

Our banking and mortgage origination businesses expose us to fraud risk from our loan and deposit customers and the parties they do business with, as well as from our employees, contractors and vendors. We rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation, and employment and income documentation, in deciding which loans to originate and the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or negligently, and the misrepresentation is not detected prior to funding, the value of the collateral may be significantly lower than expected, the source of repayment may not exist or may be significantly impaired, or we may fund a loan that we would not have funded or on terms we would not have extended. While we have underwriting and operational controls in place to help detect and prevent such fraud, no such controls are effective to detect or prevent all fraud. Whether a misrepresentation is made by the applicant, another third-party or one of our own employees, we may bear the risk of loss associated with the misrepresentation. We have experienced losses resulting from fraud in the past, including loan, wire transfer, document and check fraud, and identity theft. We maintain fraud insurance, but this insurance may not be sufficient to cover all of our losses from any fraudulent acts.

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

Hazardous or toxic substances or other environmental hazards may be located on the real estate that secures our loans. If we acquire such properties as a result of foreclosure, or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third-party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we could be held liable for costs relating to environmental contamination at or from our current or former properties. We may not detect all environmental hazards associated with these properties. If we ever became subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be harmed.

Risks Related to Our Indebtedness

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.

At December 31, 2023, on a consolidated basis, we had total deposits of $11.1 billion and other indebtedness of $1.2 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”), $50.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due 2030 (the “2030 Subordinated Notes”) and $150.0 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due 2035 (the “2035 Subordinated Notes”). Our significant amount of indebtedness could have important consequences, such as:

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

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the FDIC, the CFPB, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders or other debt holders. Likewise, regulations promulgated by the SEC and FINRA are primarily intended to protect the securities markets and customers of broker-dealer businesses rather than stockholders or other debt holders. Additionally, the Bank is subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws.

These regulations affect our lending practices, capital structure, capital requirements, investment practices, brokerage and investment advisory activities, dividends and growth, among other things. Failure to comply with laws, regulations or policies could result in enforcement actions, money damages, civil money penalties or reputational damage, as well as sanctions and supervisory actions by regulatory agencies that could subject us to significant restrictions on or suspensions of our business and our ability to expand through acquisitions or branching. Further, our clearing contracts generally include automatic termination provisions that are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. While we have implemented policies and procedures designed to prevent any such violations of rules and regulations, such violations may occur from time to time, which could have a material adverse effect on our financial condition and results of operations.

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

We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. These changes become less predictable, yet more likely to occur, following the transition of power from one presidential administration to another, especially as in 2021, when it involves a change in the governing political party. Any such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. For example, on July 27, 2023, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency issued a proposal, referred to as “Basel III Endgame,” that would result in significant changes to the U.S. regulatory capital rules for banking organizations with total consolidated assets of $100 billion or more.

If we fail to meet the minimum capital guidelines and other regulatory requirements as applicable to us, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2023, no shares of preferred stock were outstanding.

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

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2023, we declared and paid cash dividends of $0.64 per common share.

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. During 2023, we paid $5.1 million to repurchase an aggregate of 164,604 shares of our common stock at an average price of $30.95 per share pursuant to the stock repurchase program. These shares were returned to the pool of authorized but unissued shares of common stock.

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. Such purchases may be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1% of the fair market value of the shares repurchased, subject to certain limitations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Hilltop recognizes the critical importance of protecting company data and the information systems that collect, process and maintain data, and we have developed an enterprise-wide program for assessing, identifying and managing material cybersecurity risks and threats. The systems we utilize include safeguards to protect against or mitigate possible threats, as well as controls designed to ensure accountability, availability, integrity and confidentiality of the data. Security measures are implemented to guard against unauthorized access, alteration, disclosure or destruction of data and systems, including accidental loss and destruction. Our program is supported by management and the board of directors.

Organizational Model

Our Information Security Department is comprised of three primary functions:

●	Information Technology (“IT”) Risk assesses technology risks and controls, evaluates application systems’ conformance to internally defined and approved security standards, coordinates audits and examinations for IT and IT security, as well as tracks open risk issues and exceptions.
●	IT Security defines security policies and standards, conducts security awareness and training, evaluates security configuration and assesses vulnerability risk.
●	Security Operations utilizes security solutions to detect and respond to security threats and supports the end-user security needs. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data.

Supporting these core information security functions is an Information Security Engineering team within our Engineering organization. This team is charged with the configuration, implementation and ongoing maintenance of the solutions that enhance our security posture.

Managing Material Cybersecurity Risks

As a part of our overall risk management strategy, IT Risk conducts risk assessments on the technology environment as well as application systems implemented to support the various business functions of Hilltop based on the Gramm-Leach-Bliley Act guidance. Risks are identified from the Enterprise Risk Management and Internal Audit assessments of IT and Information Security. IT then quantifies the incidents and risks that have been identified and reports to the Operations & Strategy Committee, which is comprised of executives from across the enterprise representing disciplines including compliance, regulatory, information technology, risk, finance and operations, if they meet certain thresholds. The necessary controls are identified to address the risk and this control evaluation contributes to the assessment of the residual risk value. In 2023, additional assessments were completed utilizing the FFIEC Cybersecurity Assessment Tool and the Ransomware Self-Assessment Tool for the enterprise.

Engage Third-Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Hilltop engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements. In particular, each year we engage a firm to perform penetration testing. We do not allow the same firm to be engaged for more than three years in an effort to obtain diversity in methods of testing. Additionally, at least every two years, we engage a firm to perform a red-team exercise for a simulated cybersecurity event.

Service Provider Oversight

HTH Procurement processes contract requests, contract renewals and onboard of vendors. Such process creates a single point of entry for all sourcing and contract requests. Vendors who match certain inherent risk levels are then sent to Vendor Risk Management (“VRM”) for further review and due diligence. Vendors who host Non-Public Personally Identifiable Information or vendors who we deem materially critical, regardless of risk, are managed by VRM. The VRM’s due diligence process is risk-based and serves as a verification and analysis tool to assist in the evaluation of risk associated with new vendor relationships and ongoing reviews of inherently high-risk and vital vendors. VRM also is tasked with monitoring managed vendors business continuity and disaster recovery processes.

VRM considers specific factors in performing their due diligence based on the risk profile of the high-risk and vital vendor and services being performed. The specific factors include, but are not limited to, a review of the vendor’s:

●	Information security and related controls (third-party audit);
●	Existence of disaster recovery and business continuity program and testing;
●	Financial status, including reviews of financial statements; and
●	Geographic location (country risk).

Material findings are reported to the Operations & Strategy Committee. A report of these vendors also is provided to the Risk Committee of the board of directors, which provides updates to the full board of directors.

Risks from Cybersecurity Threats

We face a number of cybersecurity risks in connection with our business. We do not currently believe that any current cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, Hilltop, including its business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see Item 1A., “Risk Factors — Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.”

Governance

The board of directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. To address the significance of these threats to our operations, customers and stockholders, we have established oversight mechanisms to ensure effective management, oversight and governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

Our board of directors and the Risk Committee of the board of directors oversee an enterprise-wide approach to risk management, including cybersecurity risks, intended to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The Risk Committee is central to the board of directors’ oversight of cybersecurity risks and bears the primary responsibility for this function. The Risk Committee is composed of board members with diverse expertise including, risk management assisting them to oversee cybersecurity risks. The Risk Committee receives regular reports from our Chief Information Officer (“CIO”) and provides updates to the full board of directors at each regular meeting of the board of directors, The Risk Committee also reviews all information security plans and policies, which are then recommended to the full board of directors for its review and approval.

Management’s Role Managing Risk

Our CIO plays a pivotal role in informing the Risk Committee on cybersecurity risks and developments. Our CIO provides comprehensive briefings to the Risk Committee on a regular basis, with a minimum frequency of four times per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events;
●	Vulnerability management, including software patching, reviews of risk accepted vulnerabilities (remediated, renewed and top risks) and trends related thereto; and
●	Compliance with regulatory requirements and industry standards.

In addition to Risk Committee meetings, our CIO generally meets with executive management weekly to provide updates regarding current activities and areas of focus. In the event of a potential or actual cybersecurity event, the CIO immediately notifies the General Counsel at which point the information security incident response plan is activated if warranted. The information security incident response plan provides the procedures for responding, including personnel required to be informed and updated. The board of directors is informed promptly in the event such incident is, or is reasonably expected to have, a material impact on operations or financial condition. We also conduct cybersecurity tabletop exercises each year to ensure our processes and procedures align with our technical controls, and to ensure that the organization is prepared for a security-related event.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CIO. With over twenty years of experience in the field of cybersecurity, our CIO brings a wealth of expertise to his role. His background includes extensive experience in all facets of information technology and information security and is well-recognized within the industry. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.

Our CIO is responsible for our Information Security Program and our information security leaders report directly to our CIO. In order to maintain a separate reporting line for our information security leaders, we also maintain a standing committee, the Information Security Governance Committee, which consists of certain members of executive management and the information security leaders. Our Information Security Governance Committee allows for direct management reporting for IT Risk management, audit/examination report(s) review, and oversight of our IT Security strategy and daily Security Operations.

Monitor Cybersecurity Incidents

Our CIO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. To assist our information security team in such knowledge acquisition, we subscribe to certain services that provide us alerts on security incidents and threats. Our CIO oversees the implementation of, and the processes for, the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. As previously noted, in the event of a cybersecurity incident, the information security incident response plan is enacted. This plan includes immediate actions to mitigate the impact of and remediate the incident.

Item 2. Properties.

The principal office for both Hilltop and the Bank since February 2020 has been located in the City of University Park, Texas. In addition to our principal office, our business segments conduct business at various locations. We have options to renew leases at most locations that we do not own.

Banking. At December 31, 2023, our banking segment conducted business at 62 locations throughout Texas, including four support facilities. The Bank leases 38 banking locations, including its principal offices, and owns the remaining 24 banking locations.

Broker-Dealer. At December 31, 2023, our broker-dealer segment conducted business from 40 locations in 16 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination. At December 31, 2023, our mortgage origination segment conducted business from over 210 locations in 45 states. Each of these locations is leased by PrimeLending.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. At February 12, 2024, there were 65,153,092 shares of our common stock outstanding with 304 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2023, we declared and paid cash dividends of $0.64 per common share. On January 25, 2024, we announced that our board of directors increased our quarterly dividend to $0.17 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Common Stock — There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	1,995,985
Total	—	$—	1,995,985

*	Represents shares available for future issuance under the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”).

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2023	—	$—	—	$70,501,138
November 1 - November 30, 2023	20,001	29.48	20,001	69,911,473
December 1 - December 31, 2023	200	29.50	200	69,905,574
Total	20,201	$29.48	20,201

(1)	On January 26, 2023, we announced that our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. With the adoption of the new stock repurchase plan in January 2024, the stock repurchase plan authorized in January 2023 expired.

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

	2023	2022	2021
Statement of Operations Data:
Net interest income	$466,847	$458,975	$422,982
Provision for (reversal of) credit losses	18,392	8,309	(58,213)
Total noninterest income	728,973	832,460	1,410,275
Total noninterest expense	1,028,309	1,126,999	1,387,398
Income before income taxes	149,119	156,127	504,072
Income tax expense	31,140	36,833	117,976
Net income	117,979	119,294	386,096
Less: Net income attributable to noncontrolling interest	8,333	6,160	11,601
Income attributable to Hilltop	$109,646	$113,134	$374,495

Per Share Data:
Diluted earnings per common share	$1.69	$1.60	$4.61
Diluted weighted average shares outstanding	$65,045	$70,626	$81,173
Cash dividends declared per common share	$0.64	$0.60	$0.48
Dividend payout ratio (1)	37.97%	37.36%	10.34%
Book value per common share (end of year)	$32.58	$31.49	$31.95
Tangible book value per common share (2) (end of year)	$28.35	$27.18	$28.37

Balance Sheet Data:
Total assets	$16,466,996	$16,259,282	$18,689,080
Cash and due from banks	1,858,700	1,579,512	2,823,138
Securities	2,836,584	3,289,530	3,046,500
Loans held for sale	943,846	982,616	1,878,190
Loans held for investment, net of unearned income	8,079,745	8,092,673	7,879,904
Allowance for credit losses	(111,413)	(95,442)	(91,352)
Total deposits	11,063,192	11,315,749	12,818,077
Notes payable	347,145	346,654	387,904
Total stockholders' equity	2,150,329	2,063,529	2,549,203

Capital Ratios:
Common equity to assets ratio	12.89%	12.53%	13.50%
Tangible common equity to tangible assets (2)	11.41%	11.00%	12.17%
(1)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(2)	For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during 2023 included the following contributions from our reportable business segments.

●	The banking segment contributed $199.0 million of income before income taxes during 2023;
●	The broker-dealer segment contributed $73.5 million of income before income taxes during 2023; and
●	The mortgage origination segment incurred $62.8 million of losses before income taxes during 2023.

During 2023, we paid an aggregate of $5.1 million to repurchase shares of our common stock, and declared and paid total common dividends of $41.6 million.

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

On January 25, 2024, our board of directors declared a quarterly cash dividend of $0.17 per common share, a 6% increase from the prior quarter, payable on February 28, 2024 to all common stockholders of record as of the close of business on February 12, 2024. Additionally, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. During 2023, we paid $5.1 million to repurchase an aggregate of 164,604 shares of our common stock at an average price of $30.95 per share pursuant to the stock repurchase program. These shares were returned to the pool of authorized but unissued shares of common stock.

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

	December 31,
	2023	2022	2021
Book value per common share	$32.58	$31.49	$31.95
Effect of goodwill and intangible assets per share	(4.23)	(4.31)	(3.58)
Tangible book value per common share	$28.35	$27.18	$28.37

Hilltop stockholders’ equity	$2,122,967	$2,036,924	$2,522,668
Less: goodwill and intangible assets, net	275,904	278,764	282,731
Tangible common equity	$1,847,063	$1,758,160	$2,239,937

Total assets	$16,466,996	$16,259,282	$18,689,080
Less: goodwill and intangible assets, net	275,904	278,764	282,731
Tangible assets	$16,191,092	$15,980,518	$18,406,349

Equity to assets	12.89%	12.53%	13.50%
Tangible common equity to tangible assets	11.41%	11.00%	12.17%

Recent Developments

Economic Environment

Beginning in 2022, and continuing through 2023, our operational and financial results have been volatile due to economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, rapid increases in market interest rates and a volatile economic forecast. The impacts of such headwinds in 2024 remain uncertain and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and international armed conflicts and their impact on supply chains.

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

In light of the above events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. The Bank also accessed additional core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program and utilized its Federal Home Loan Bank (“FHLB”) borrowing capacity through the use of short-term borrowings. Further, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023 that had a remaining balance of approximately $208 million at December 31, 2023. Additionally, at December 31, 2023, we accessed approximately $1.1 billion of core deposits from our Hilltop Securities FDIC insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits such as those experienced during the first quarter of 2023. Additionally, the rising market interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at December 31, 2023.

As a result of the bank failures during early 2023 and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law. On November 16, 2023, the FDIC adopted a final rule to implement this special assessment based on a banking organizations estimated uninsured deposits as of December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. Based on our calculation, we do not expect the Bank to be impacted by this special assessment. Additionally, on March 12, 2023, the Treasury Department, Federal Reserve and FDIC jointly announced the Bank Term Funding Program (“BTFP”). The BTFP aims to enhance liquidity by allowing institutions to pledge certain securities at par value, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. The future impact of these failures on the economy, financial institutions and their depositors, as well as a governmental regulatory response or actions resulting from the same, is uncertain at this time. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve, and the increasing cost and challenge for deposits that persisted through 2023 to continue into 2024.

Asset Valuation

At each reporting date between annual impairment tests, we consider potential indicators of impairment, including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the business segment; performance of our stock and other relevant events.

In light of the recent and continuing macroeconomic challenges in the mortgage industry given tight housing inventories and mortgage interest rate levels, and specifically that our mortgage origination segment did not meet forecasted projections, we identified these collective factors as a triggering event during the second quarter of 2023. As a result, we performed an interim quantitative impairment test on the mortgage origination segment’s goodwill as of June 1, 2023 using revised forecasts and considering sensitivities of assumptions, and the decline in its carrying value, concluded that it was more likely than not that the mortgage origination segment’s estimated fair value of goodwill exceeded its carrying value. Subsequently, the mortgage origination segment continued to experience lower-than-forecasted operating results during the remainder of 2023 due to conditions and challenges noted above and discussed in detail within the discussion of segment results that follow.

Continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products have resulted in a challenging environment associated with the broker-dealer segment’s short- and long-term financial condition, resulting in variability in its operating results.

Given the potential impacts of the operating performance of these reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. The mortgage origination and broker-dealer segments have been assigned goodwill of $13.1 million and $7.0 million, respectively. Further, as a part of the most recent annual quantitative analysis performed as of October 1, 2023, management’s evaluation considered the sensitivities performed and the fact that the resulting estimated fair value of our mortgage origination and broker-dealer segments exceeded their respective book values by approximately 25% and 9%, respectively. Accordingly, at the conclusion of the annual assessments, the Company determined that as of October 1, 2023 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

To the extent future operating performance of our reporting segments remain challenged and below forecasted projections during 2024, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Outlook

Our balance sheet, operating results and certain metrics during 2023 reflected economic headwinds including tight housing inventories on mortgage volumes, declining deposit balances, increases in U.S. treasury yields and mortgage interest rates, and a volatile economic forecast. These headwinds, coupled with exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, international armed conflicts and their impact on supply chains within our business segments during 2022 and 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024.

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

Factors Affecting Comparability of Results of Operations

LIBOR Cessation

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to cease compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. In March 2021, the FCA and the Intercontinental Exchange (“ICE”) Benchmark Administration concurrently confirmed their original intention to stop requesting banks to submit the rates required to calculate LIBOR after the 2021 calendar year and additionally announced firm target dates for the phase out of various LIBOR tenors. Pursuant to the announcement, one week and two-month LIBOR ceased to be published on December 31, 2021, and all remaining USD LIBOR tenors ceased to be published or lost representativeness immediately after June 30, 2023. Additionally, the Financial Accounting Standards Board (“FASB”) issued specific accounting guidance that permits the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate (“SOFR”) to be designated as a benchmark interest rate for hedge accounting purposes.

Certain loans we originated bore interest at a floating rate based on LIBOR. We also paid interest on certain borrowings based on LIBOR and were counterparty to derivative agreements that were based on LIBOR and had contracts with payment calculations that used LIBOR as the reference rate.

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

Recent Acquisitions

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

Segment Information

We have two primary business units, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under accounting principles generally accepted in the United States (“GAAP”), the business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer and mortgage origination segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking and broker-dealer segments.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable business segments is presented in Note 27, Segment and Related Information, in the notes to our consolidated financial statements.

The following table presents certain information about the continuing operating results of our reportable business segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Year Ended December 31,			Variance 2023 vs 2022		Variance 2022 vs 2021
	2023	2022	2021	Amount	Percent	Amount	Percent
Net interest income (expense):
Banking	$397,936	$413,603	$406,524	$(15,667)	(4)	$7,079	2
Broker-Dealer	52,894	51,597	43,296	1,297	3	8,301	19
Mortgage Origination	(20,305)	(10,529)	(20,400)	(9,776)	(93)	9,871	48
Corporate	(12,961)	(13,135)	(17,239)	174	1	4,104	24
All Other and Eliminations (1)	49,283	17,439	10,801	31,844	183	6,638	61
Hilltop Consolidated	$466,847	$458,975	$422,982	$7,872	2	$35,993	9

Provision for (reversal of) credit losses:
Banking	$18,525	$8,250	$(58,175)	$10,275	125	$66,425	NM
Broker-Dealer	(133)	59	(38)	(192)	(325)	97	NM
Mortgage Origination	—	—	—	—	—	-	-
Corporate	—	—	—	—	—	-	-
All Other and Eliminations	—	—	—	—	—	-	-
Hilltop Consolidated	$18,392	$8,309	$(58,213)	$10,083	121	$66,522	NM

Noninterest income:
Banking	$45,830	$49,307	$45,113	$(3,477)	(7)	$4,194	9
Broker-Dealer	403,538	341,943	381,125	61,595	18	(39,182)	(10)
Mortgage Origination	316,840	452,915	986,990	(136,075)	(30)	(534,075)	(54)
Corporate	12,887	7,525	9,133	5,362	71	(1,608)	(18)
All Other and Eliminations (1)	(50,122)	(19,230)	(12,086)	(30,892)	(161)	(7,144)	(59)
Hilltop Consolidated	$728,973	$832,460	$1,410,275	$(103,487)	(12)	$(577,815)	(41)

Noninterest expense:
Banking	$226,234	$235,190	$226,915	$(8,956)	(4)	$8,275	4
Broker-Dealer	383,024	355,713	380,798	27,311	8	(25,085)	(7)
Mortgage Origination	359,285	478,904	731,056	(119,619)	(25)	(252,152)	(34)
Corporate	60,631	59,030	50,507	1,601	3	8,523	17
All Other and Eliminations	(865)	(1,838)	(1,878)	973	53	40	2
Hilltop Consolidated	$1,028,309	$1,126,999	$1,387,398	$(98,690)	(9)	$(260,399)	(19)

Income (loss) before taxes:
Banking	$199,007	$219,470	$282,897	$(20,463)	(9)	$(63,427)	(22)
Broker-Dealer	73,541	37,768	43,661	35,773	95	(5,893)	(13)
Mortgage Origination	(62,750)	(36,518)	235,534	(26,232)	(72)	(272,052)	(116)
Corporate	(60,705)	(64,640)	(58,613)	3,935	6	(6,027)	(10)
All Other and Eliminations	26	47	593	(21)	(45)	(546)	(92)
Hilltop Consolidated	$149,119	$156,127	$504,072	$(7,008)	(4)	$(347,945)	(69)
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $466.8 million in net interest income during 2023, compared with net interest income of $459.0 million and $423.0 million during 2022 and 2021, respectively. The change in reportable business segment net interest income during 2023, compared with 2022, primarily reflected decreases within our banking and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $256.2 million, $266.5 million and $296.3 million in securities commissions and fees and investment and securities advisory fees and commissions, and $97.0 million, $61.1 million and $75.2 million in gains from derivative and trading portfolio activities (included within other noninterest income) during 2023, 2022 and 2021, respectively.
(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2023, 2022 and 2021, we generated $316.7 million, $452.0 million and $986.0 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $0.7 billion, $0.8 billion and $1.4 billion in noninterest income during 2023, 2022 and 2021, respectively. The decrease in noninterest income during 2023, compared with 2022, was predominantly attributable, as noted in the segment results table previously presented, to a decrease of $135.3 million in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment, partially offset by an increase of $35.9 million in gains from derivative and trading portfolio activities within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during 2023 was $109.6 million, or $1.69 per diluted share, compared with $113.1 million, or $1.60 per diluted share, during 2022, and $374.5 million, or $4.61 per diluted share, during 2021. Hilltop’s financial results during 2023 included decreases in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, a decline in net interest income within the banking segment, and increases in net revenues within all of the broker-dealer segment’s business lines.

Hilltop’s financial results during 2022 reflected a significant decreases in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, while the banking segment recorded a provision for credit losses as opposed to a reversal of credit losses in the prior year.

Certain items included in net income during 2023, 2022 and 2021 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before income taxes during 2023, 2022 and 2021 included net accretion on earning assets and liabilities of $8.6 million, $10.8 million and $19.2 million, respectively, and amortization of identifiable intangibles of $2.9 million, $4.5 million and $5.2 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Year Ended December 31,
	2023	2022	2021
Return on average stockholders' equity (1)	5.31%	5.11%	15.38%
Return on average assets (2)	0.71%	0.69%	2.17%
Net interest margin (3) (4)	3.07%	2.87%	2.57%
Leverage ratio (5) (end of year)	12.23%	11.47%	12.58%
Common equity Tier 1 risk-based capital ratio (6) (end of year)	19.32%	18.23%	21.22%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 26 basis points, 21 basis points and 16 basis points during 2023, 2022 and 2021, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During 2023, 2022 and 2021, purchase accounting contributed 6, 7 and 12 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.09%, 2.88% and 2.58%, respectively. The purchase accounting activity is primarily related to the accretion of discount of loans which totaled $8.6 million, $10.5 million and $18.8 million during 2023, 2022 and 2021, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2023			2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$944,470	$53,736	5.69%	$1,221,235	$52,315	4.28%	$2,293,543	$64,767	2.82%
Loans held for investment, gross (1)	7,950,878	488,538	6.23%	7,840,848	363,892	4.71%	7,645,292	339,548	4.44%
Investment securities - taxable	2,726,763	108,250	3.97%	2,819,282	75,805	2.69%	2,493,848	47,582	1.91%
Investment securities - non-taxable (2)	363,493	13,463	3.70%	310,315	11,608	3.74%	313,703	11,448	3.65%
Federal funds sold and securities purchased under agreements to resell	145,696	8,954	6.15%	162,575	4,098	2.52%	152,273	372	0.24%
Interest-bearing deposits in other financial institutions	1,597,865	79,657	4.99%	2,306,960	31,705	1.37%	2,078,666	2,942	0.14%
Securities borrowed	1,409,765	71,924	5.03%	1,298,276	44,414	3.37%	1,445,464	61,667	4.21%
Other	65,912	16,554	25.11%	55,280	8,873	16.05%	50,929	3,332	6.54%
Interest-earning assets, gross (2)	15,204,842	841,076	5.53%	16,014,771	592,710	3.70%	16,473,718	531,658	3.23%
Allowance for credit losses	(103,975)			(92,828)			(129,689)
Interest-earning assets, net	15,100,867			15,921,943			16,344,029
Noninterest-earning assets	1,404,393			1,488,970			1,451,928
Total assets	$16,505,260			$17,410,913			$17,795,957

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,711,570	$223,179	2.89%	$7,561,501	$50,412	0.67%	$7,722,584	$23,624	0.31%
Securities loaned	1,331,443	65,175	4.90%	1,184,498	38,570	3.26%	1,374,142	50,974	3.71%
Notes payable and other borrowings	1,579,170	83,174	5.27%	1,293,133	43,158	3.34%	1,216,381	32,393	2.66%
Total interest-bearing liabilities	10,622,183	371,528	3.50%	10,039,132	132,140	1.32%	10,313,107	106,991	1.04%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,441,437			4,455,779			4,157,962
Other liabilities	351,938			675,628			863,976
Total liabilities	14,415,558			15,170,539			15,335,045
Stockholders’ equity	2,063,174			2,213,733			2,435,185
Noncontrolling interest	26,528			26,641			25,727
Total liabilities and stockholders' equity	$16,505,260			$17,410,913			$17,795,957

Net interest income (2)		$469,548			$460,570			$424,667
Net interest spread (2)			2.03%			2.38%			2.19%
Net interest margin (2)			3.09%			2.88%			2.58%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $2.7 million, $1.6 million and $1.7 million during 2023, 2022 and 2021, respectively.

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

On a consolidated basis, the changes in net interest income during 2023, compared with 2022, were primarily due to changes within the banking segment related to changes in the rates earned or paid on interest-earning assets and interest-bearing liabilities and increased net yields on mortgage loans held for sale and decreases in average warehouse line balance with an unaffiliated bank within the mortgage origination segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During 2023, the provision for credit losses reflected a significant build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. During 2022, the provision for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during 2023, compared with 2022, primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment, partially offset by net increases within all of the broker-dealer segment’s business lines. The decrease in noninterest income during 2022, compared with 2021, was primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment, and net declines in investment advisory fees and trading gains primarily within the broker-dealer segment’s public finance services and structured finance business lines.

Noninterest expense decreased during 2023, compared with 2022, primarily due to decreases in variable compensation associated with decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment, partially offset by increases in non-variable compensation and other segment operating costs within our broker-dealer segment. We have experienced an increase in certain noninterest expenses during 2023 and 2022, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs into 2024. The decrease in noninterest expense during 2022, compared with 2021, was primarily due to decreases in both variable and non-variable compensation within our mortgage origination segment associated with the decreased mortgage loan originations, and a decline in variable compensation within our broker-dealer segment, partially offset by increases within our banking segment.

Effective income tax rates were 20.9%, 23.6% and 23.4% for 2023, 2022 and 2021, respectively. The effective tax rate for 2023 was lower than the applicable statutory rate due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan, while 2022 and 2021 approximated statutory rates and included the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Year Ended December 31,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net interest income	$397,936	$413,603	$406,524	$(15,667)	$7,079
Provision for (reversal of) credit losses	18,525	8,250	(58,175)	10,275	66,425
Noninterest income	45,830	49,307	45,113	(3,477)	4,194
Noninterest expense	226,234	235,190	226,915	(8,956)	8,275
Income before income taxes	$199,007	$219,470	$282,897	$(20,463)	$(63,427)

The decrease in income before income taxes during 2023, compared with 2022, was primarily due to a decrease in net interest income and an increase in the provision for credit losses, partially offset by a decline in noninterest expense, while the decrease in income before income taxes during 2022, compared with 2021, was driven by the impact of reversals of credit losses throughout 2021. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, given the intense competition for liquidity and as customers seek higher yields on deposits, the banking segment’s cost of deposits has increased during 2023. We expect such costs during 2024 to continue to be driven by various factors, including competition as well as economic and market area factors. The resulting net interest income spread compression has had, and is expected to continue to have, a negative impact on banking segment operating results.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Year Ended December 31,
	2023	2022	2021
Efficiency ratio (1)	50.98%	50.81%	50.25%
Return on average assets (2)	1.15%	1.19%	1.55%
Net interest margin (3)	3.13%	3.11%	3.07%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.03)%	(0.06)%	0.01%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During 2023, 2022 and 2021, purchase accounting contributed 7, 9 and 16 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.14%, 3.11% and 3.08%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions as discussed in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2023			2022			2021
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,786,984	$454,132	5.83%	$7,371,397	$339,356	4.60%	$7,069,485	$323,136	4.57%
Subsidiary warehouse lines of credit	867,011	70,024	7.97%	1,128,576	58,153	5.08%	2,124,700	80,761	3.75%
Investment securities - taxable	2,284,654	72,771	3.19%	2,377,483	45,282	1.90%	2,026,189	29,215	1.44%
Investment securities - non-taxable (2)	112,408	3,907	3.48%	109,911	3,871	3.52%	114,118	3,905	3.42%
Federal funds sold and securities purchased under agreements to resell	67,011	3,575	5.41%	118,686	2,190	1.87%	30,395	89	0.30%
Interest-bearing deposits in other financial institutions	1,543,471	79,657	5.16%	2,174,529	31,705	1.46%	1,837,196	2,459	0.13%
Other	50,673	2,353	4.64%	36,843	3,876	10.52%	36,813	460	1.25%
Interest-earning assets, gross (2)	12,712,212	686,419	5.40%	13,317,425	484,433	3.64%	13,238,896	440,025	3.32%
Allowance for credit losses	(103,180)			(92,377)			(129,303)
Interest-earning assets, net	12,609,032			13,225,048			13,109,593
Noninterest-earning assets	848,093			919,618			966,296
Total assets	$13,457,125			$14,144,666			$14,075,889

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,578,587	$265,560	3.50%	$7,379,265	$63,148	0.86%	$7,578,963	$30,988	0.41%
Notes payable and other borrowings	579,462	22,230	3.84%	311,735	6,864	2.20%	142,705	1,586	1.11%
Total interest-bearing liabilities	8,158,049	287,790	3.53%	7,691,000	70,012	0.91%	7,721,668	32,574	0.42%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,582,356			4,695,265			4,512,227
Other liabilities	156,980			145,272			155,979
Total liabilities	11,897,385			12,531,537			12,389,874
Stockholders’ equity	1,559,740			1,613,129			1,686,015
Total liabilities and stockholders’ equity	$13,457,125			$14,144,666			$14,075,889

Net interest income (2)		$398,629			$414,421			$407,451
Net interest spread (2)			1.87%			2.73%			2.90%
Net interest margin (2)			3.14%			3.11%			3.08%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all periods presented. The adjustment to interest income was $0.7 million, $0.8 million and $0.8 million during 2023, 2022 and 2021, respectively.

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

	Year Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross (2)	$19,117	$95,659	$114,776	$13,797	$2,423	$16,220
Subsidiary warehouse lines of credit (3)	(13,293)	25,164	11,871	(37,355)	14,747	(22,608)
Investment securities - taxable	(1,768)	29,257	27,489	5,059	11,008	16,067
Investment securities - non-taxable (4)	88	(52)	36	(144)	110	(34)
Federal funds sold and securities purchased under agreements to resell	(967)	2,352	1,385	265	1,836	2,101
Interest-bearing deposits in other financial institutions	(9,201)	57,153	47,952	439	28,807	29,246
Other	1,455	(2,978)	(1,523)	—	3,416	3,416
Total interest income (4)	(4,569)	206,555	201,986	(17,939)	62,347	44,408

Interest expense
Deposits	$1,706	$200,706	$202,412	$(819)	$32,979	$32,160
Notes payable and other borrowings	5,895	9,471	15,366	1,876	3,402	5,278
Total interest expense	7,601	210,177	217,778	1,057	36,381	37,438

Net interest income (4)	$(12,170)	$(3,622)	$(15,792)	$(18,996)	$25,966	$6,970
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included a decline during 2023 of $1.9 million in accretion of discount on loans, compared with 2022, and a decrease of $8.3 million during 2022, compared with 2021. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transaction are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of December 31, 2023, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income, but during a period of declining interest rates, tends to result in a decrease in net interest income.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At December 31, 2023, approximately $707 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 83% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. During a period of rising interest rates, the cost of funds on deposits, and therefore, interest expense, tends to increase. Given the intense competition for liquidity and the banking industry disruption, and as customers seek higher yields on deposits, our cost of deposits increased during 2023 compared with 2022. We expect such costs during 2024 to continue to be driven by various factors, including continued intense competition for deposits as well as economic and market area factors. The Bank’s deposit base primarily includes a combination of commercial, wealth, and public funds deposits, without a high level of industry concentration. At December 31, 2023, total estimated uninsured deposits were $4.7 billion, or approximately 42% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $315.7 million, were $4.4 billion, or approximately 40% of total deposits.

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

During 2023, 2022 and 2021, the banking segment retained approximately $140 million, $532 million and $778 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of the changing economic outlook, macroeconomic forecast assumptions and resulting impact on reserves. Specifically, during 2023, the banking segment’s provision for credit losses reflected a build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during 2023 included a provision for credit losses of $12.7 million, while individually evaluated loans included a provision for credit losses of $5.8 million. The change in the allowance during 2023 was also impacted by net charge-offs of $2.4 million. During 2022, the banking segment’s provision for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. The change in the allowance during 2022 was also impacted by net charge-offs of $4.2 million. During 2021, the banking segment had net reversals of credit losses on expected losses of collectively evaluated loans of $58.3 million, primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on industry sector exposures impacted by the pandemic. The change in the allowance during 2021 was also impacted by net recoveries of $0.5 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix, and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income decreased during 2023, compared with 2022, primarily due to a decline in service charges on depositor accounts, oil and gas management fees and non-recurring income related to CRA investment that occurred in 2022. Noninterest income during 2022, compared with 2021, increased primarily due to increased wealth management fees.

The banking segment’s noninterest expenses decreased during 2023, compared with 2022, primarily due to decreases in compensation-related expenses, partially offset by an increase in FDIC assessment, professional fees and software related expenses. Noninterest expenses during 2022, compared with 2021, increased primarily due to increased expenses associated with employees’ compensation and benefits and professional fees.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Year Ended December 31,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net interest income:
Wealth management:
Securities lending	$6,749	$5,844	$10,693	$905	$(4,849)
Clearing services	8,064	7,598	7,314	466	284
Structured finance	7,957	6,680	2,857	1,277	3,823
Fixed income services	1,294	19,096	19,249	(17,802)	(153)
Other	28,830	12,379	3,183	16,451	9,196
Total net interest income	52,894	51,597	43,296	1,297	8,301
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	27,760	32,893	47,844	(5,133)	(14,951)
Wealth management:
Retail	87,226	76,213	73,149	11,013	3,064
Clearing services	40,081	28,749	22,478	11,332	6,271
Structured finance	11,078	11,216	3,275	(138)	7,941
Other	2,849	3,684	4,016	(835)	(332)
	168,994	152,755	150,762	16,239	1,993
Investment and securities advisory fees and commissions by business line:
Public finance services	89,437	86,573	108,372	2,864	(21,799)
Fixed income services	10,865	7,143	8,442	3,722	(1,299)
Wealth management:
Retail	31,016	30,744	31,453	272	(709)
Clearing services	1,660	1,741	1,945	(81)	(204)
Structured finance	1,105	863	1,850	242	(987)
Other	244	335	381	(91)	(46)
	134,327	127,399	152,443	6,928	(25,044)
Other:
Structured finance	62,858	47,192	77,424	15,666	(30,232)
Fixed income services	34,267	13,698	(2,197)	20,569	15,895
Other	3,092	899	2,693	2,193	(1,794)
	100,217	61,789	77,920	38,428	(16,131)
Total noninterest income	403,538	341,943	381,125	61,595	(39,182)
Net revenue (2)	456,432	393,540	424,421	62,892	(30,881)
Noninterest expense:
Variable compensation (3)	144,984	138,705	161,264	6,279	(22,559)
Non-variable compensation and benefits	121,411	112,440	114,912	8,971	(2,472)
Segment operating costs (4)	116,496	104,627	104,584	11,869	43
Total noninterest expense	382,891	355,772	380,760	27,119	(24,988)

Income before income taxes	$73,541	$37,768	$43,661	$35,773	$(5,893)
(1)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $47.1 million, $13.6 million, and $6.9 million during 2023, 2022, and 2021, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is a primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.

The increase in net revenue and income before income taxes during 2023, compared with 2022, was primarily related to the combined impacts of the rising interest rate environment and a more favorable housing environment in certain areas of the country, which was evidenced by improved results period-over-period within our various business lines. All the broker-dealer business lines experienced an increase in net revenues when compared to 2022. Specifically, the broker-dealer segment’s structured finance business line experienced an increase in net revenues due to increased production volumes, and support from certain state legislatures for down payment assistance programs. The wealth management business line’s net revenue improvement was driven by improved customer balance revenues, which included increases in FDIC sweep revenue, despite weaker retail division transactional production. The increase in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to improved trading revenues in both taxable and municipal products offset by a decrease in net interest income from the increase in the cost to carry inventory positions. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets within our treasury management and government investment pool divisions of our public finance services business line and underwriting transactions, offset by a decrease in advisory revenue due to the unfavorable national issuance trends.

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

As noted under the section titled “Asset Valuation” earlier in this Item 7, continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products have resulted in a challenging environment associated with the broker-dealer segment’s short- and long-term financial condition, resulting in variability in its operating results. As a part of the most recent annual quantitative analysis performed as of October 1, 2023 using revised forecasts and considering sensitivities of assumptions, we concluded that it was more likely than not that the broker-dealer segment’s estimated fair value of goodwill exceeded its carrying value. However, in the event future operating performance remains challenged and below our forecasted projections, there are negative changes to long-term growth rates or discount rates increase, the fair value of the broker-dealer segment may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during 2023, compared with 2022, was primarily due to the increase in corporate interest, retail and clearing services business line revenues and the amount of interest received on a structured product investments offset by a decrease in net interest income from the fixed income services business line due to the increased cost to carry inventory positions. The improvement in net interest income during 2022, compared with 2021, was primarily due to the increases in net interest income from our structured finance business line and other divisions within our public finance and wealth management business lines, partially offset by the decline in net interest income within the securities lending division of our wealth management business line.

Noninterest income increased during 2023, compared with 2022, primarily due to increases in securities commissions and fees, investment and securities advisory fees and commissions, and other noninterest income. Noninterest income decreased during 2022, compared with 2021, primarily due to declines in investment banking and advisory fees as well as other noninterest income.

Securities commissions and fees increased during 2023, compared with 2022, primarily due to an increase in FDIC sweep revenue given higher short-term interest rates, partially offset by a decrease in fixed income and retail commissions. As FDIC sweep revenues are closely correlated to short-term interest rates, changes in short-term interest rates may affect these revenues. Securities commissions and fees increased during 2022, compared with 2021, primarily due to an increase in money market and FDIC sweep revenues and commission and fees earned on commodities sales transactions, partially offset by a decrease in customer demand for fixed income services. In addition, securities commissions and fees during 2022, compared with 2021, were impacted by decreases in commissions earned in insurance product sales transactions, commissions earned on fixed income products, and net clearing revenues due to the decrease in clearing fees.

Investment and securities advisory fees and commissions increased during 2023, compared with 2022, primarily due to increases in fees earned from managed assets within our treasury management and government investment pool divisions of our public finance services business line and underwriting transactions. Investment and securities advisory fees and commissions decreased during 2022, compared with 2021, primarily due to decreases in fees earned from our municipal advisory and underwriting transactions. Public finance national issuance volume declined approximately 21% during 2022 compared with 2021.

The increase in other noninterest income during 2023, compared with 2022, was primarily due to fixed income trading activities and increases in trading gains earned from structured finance. Specifically, mortgage originations increased 72% during 2023 and customer demand improved compared with 2022. Increased fixed income trading gains during 2023, compared with 2022, were primarily driven by government and agency, mortgage and asset-backed securities trading, partially offset by a decrease in net trading gains from derivative transactions. Also contributing to the overall increase in noninterest income was an increase in the value of the broker-dealer segment’s deferred compensation plan’s assets of $2.5 million during 2023, compared with 2022. With the expected rise in interest rates continuing into 2024, we anticipate continued volatility and generally lower levels of other noninterest income related to our structured finance and fixed income services business lines. Other noninterest income decreased during 2022, compared with 2021, were primarily due to decreases in trading gains earned from our structured finance business line’s derivative activities, given decreased volumes and interest rate volatility. Specifically, the decreased volumes were due to lower mortgage originations, with loan lock volumes totaling $3.8 billion in 2022, a 46% decline when compared with 2021. The decrease in other noninterest income during 2022, compared with the same period in 2021, also reflected a decline within our broker-dealer segment’s deferred compensation plan of $2.8 million.

The increase in noninterest expenses during 2023, compared with 2022, were due to increases in segment operating costs and compensation. The increase in segment operating costs was attributable to an increase in software expenses, travel expenses, quotation and transaction clearing costs and legal fees. The increase in compensation expenses during 2023, compared with 2022, were primarily due to overall increases in non-variable compensation, the impact of changes in variable compensation on improved results, increases in deferred compensation expenses from both the restricted stock plan and the broker-dealer segment’s deferred compensation plan. The declines in noninterest expenses during 2022, compared with 2021, were primarily due to the impact of changes in variable compensation.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Year Ended December 31,
	2023	2022	2021
Total compensation as a % of net revenue (1)	58.4%	63.8%	65.1%
Pre-tax margin (2)	16.1%	9.6%	10.3%
FDIC insured program balances at the Bank (end of year)	$1,132,106	$1,122,091	$803,941
Other FDIC insured program balances (end of year)	$852,653	$695,873	$1,503,277
Customer funds on deposit, including short credits (end of year)	$223,414	$278,670	$499,476

Public finance services:
Number of issues (3)	804	894	1,143
Aggregate amount of offerings (3)	$46,343,892	$38,952,431	$59,929,698

Structured finance:
Lock production/TBA volume	$6,468,566	$3,763,743	$7,007,564

Fixed income services:
Total volumes	$259,412,621	$219,791,737	$244,643,358
Net inventory (end of year)	$481,052	$701,923	$551,289

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of year)	92	99	106
Independent registered representatives (end of year)	186	163	177
Correspondents (end of year)	105	111	122
Correspondent receivables (end of year)	$119,996	$156,859	$306,064
Customer margin balances (end of year)	$223,384	$274,339	$426,584

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of year)	$1,406,937	$1,012,573	$1,518,372
Interest-bearing liabilities - stock loaned (end of year)	$1,371,896	$916,570	$1,432,196
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Year Ended December 31,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net interest income (expense)	$(20,305)	$(10,529)	$(20,400)	$(9,776)	$9,871
Noninterest income	316,840	452,915	986,990	(136,075)	(534,075)
Noninterest expense	359,285	478,904	731,056	(119,619)	(252,152)
Income (loss) before income taxes	$(62,750)	$(36,518)	$235,534	$(26,232)	$(272,052)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, significant increases in mortgage interest rates that began in 2022, and continued into 2023, negatively impacted home purchase volume. A slight decline in mortgage rates experienced during the end of the fourth quarter of 2023 had minimal impact on 2023 loan origination volume. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2022, and continuing through 2023, certain events adversely impacted total mortgage market origination volumes because of their effect on the economy, including inflation and rising interest rates, the Federal Reserve’s actions and communications, and geopolitical threats. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges are impacting customers’ abilities to purchase homes. The increase in interest rates that began during 2022, which has led to a sharp reduction in national refinancing volume and the reduction of willing and eligible home buyers, has resulted in competitive mortgage pricing pressure. During the first quarter of 2023, this led to a decline in the average combined net gains from mortgage loan sales and mortgage loan origination fees when compared to the 2022 average. Between March 31, 2023 and December 31, 2023, the average increased slightly, peaking in the third quarter of 2023 and trending back towards the second quarter average during the fourth quarter of 2023. Even though the average improved between the beginning and the end of 2023, the fourth quarter 2023 average remained below the average for the first quarter of 2022. Currently, we anticipate that lower seasonal transaction volumes and the continuation of the mortgage loan production and operating results trends experienced by the mortgage origination segment during 2023 will continue into 2024. Given these expectations, the mortgage origination segment continues to evaluate its cost structure to address the current mortgage environment.

We believe that ongoing initiatives are critical to improving the mortgage origination segment’s short- and long-term financial condition and operating results. As noted under the section titled “Asset Valuation” earlier in this Item 7, the mortgage origination segment experienced operating losses during the second half of 2022 which continued as expected into the first quarter of 2023 due to conditions discussed in detail within this discussion of segment results. However, during the second quarter of 2023, the mortgage origination segment’s operating losses continued which did not meet our forecasted projections. In light of the macroeconomic challenges in the mortgage industry given tight housing inventories and mortgage interest rate levels, and specifically that the mortgage origination segment did not meet forecasted projections at that time, we identified these collective factors as a triggering event during the second quarter of 2023. As a result, we performed an interim quantitative impairment test as of June 1, 2023 using revised forecasts and considering sensitivities of assumptions, and the decline in its carrying value, concluded that it was more likely than not that the mortgage origination segment’s estimated fair value of goodwill exceeded its carrying value at that time. Subsequently, the mortgage origination segment continued to experience lower-than-forecasted operating results during the remainder of 2023 due to conditions and challenges noted above. As a part of the most recent annual quantitative analysis performed as of October 1, 2023 using revised forecasts and considering sensitivities of assumptions, and the decline in its carrying value, concluded that it was more likely than not that the mortgage origination segment’s estimated fair value of goodwill exceeded its carrying value. However, in the event future operating performance remains challenged, the fair value of the mortgage origination segment may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

As a GNMA approved lender, we are subject to certain HUD reporting requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”). If this occurs, certain additional financial reporting submissions are required. During the first and fourth quarters of 2023, the operating loss ratios were 21.2% and 20.5%. respectively, which were reported to HUD. During the second and third quarters of 2023, the operating loss ratios were below the 20% threshold at 15.8% and 10.0%, respectively.

In addition, as a FNMA and FHLMC approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC. These agencies may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representation and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the second, third, and fourth quarters of 2023, PrimeLending experienced four consecutive quarterly losses; the loss ratios during these periods were 50.2%, 37.6%, and 39.8%, respectively. These trends have been reported to FNMA.

The loss before income taxes increased significantly in 2023, compared with 2022. This decrease was primarily the result of decreases in the volume of interest rate lock commitments (“IRLCs”), mortgage loan originations and sales and an increase in the net interest expense, partially offset by a decrease in noninterest expense.

During 2022 and continuing through the beginning of the fourth quarter of 2023, the U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. During the later part of the fourth quarter of 2023, both rates decreased to levels that approximated rates at the beginning of 2023. Overall, average interest rates during 2023 exceeded average interest rates during 2022. Refinancing volume as a percentage of total origination volume decreased during 2023, compared with 2022. Although we anticipate a relatively stable percentage of refinancing volume relative to total loan origination volume during 2024 as compared to 2023, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For 2023, funded volume through ABAs was approximately 14% of the mortgage origination segment’s total loan volume. During March 2023 and July 2023, respectively, all of the respective members of two ABAs mutually agreed to dissolve the entities, effective June 2023 and September 2023, respectively. Currently, PrimeLending owns a greater than 50% interest in two remaining ABAs. We expect total production within the ABA channel to approximate 15% of loan volume of the mortgage origination segment during 2024.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Year Ended December 31,
	2023		2022		2021
		% of		% of		% of	Variance
	Amount	Total	Amount	Total	Amount	Total	2023 vs 2022	2022 vs 2021
Mortgage Loan Originations - units	26,964		41,121		77,263		(14,157)	(36,142)

Mortgage Loan Originations - volume:
Conventional	$5,147,101	62.44%	$8,276,434	65.37%	$15,787,942	69.65%	$(3,129,333)	$(7,511,508)
Government	1,904,237	23.10%	2,572,257	20.32%	3,387,270	14.94%	(668,020)	(815,013)
Jumbo	297,509	3.61%	1,052,508	8.31%	2,511,442	11.08%	(754,999)	(1,458,934)
Other	894,284	10.85%	758,957	6.00%	981,629	4.33%	135,327	(222,672)
	$8,243,131	100.00%	$12,660,156	100.00%	$22,668,283	100.00%	$(4,417,025)	$(10,008,127)

Home purchases	$7,701,758	93.43%	$10,823,002	85.49%	$14,429,190	63.65%	$(3,121,244)	$(3,606,188)
Refinancings	541,373	6.57%	1,837,154	14.51%	8,239,093	36.35%	(1,295,781)	(6,401,939)
	$8,243,131	100.00%	$12,660,156	100.00%	$22,668,283	100.00%	$(4,417,025)	$(10,008,127)

Texas	$2,379,425	28.87%	$2,910,754	22.99%	$4,224,691	18.64%	$(531,329)	$(1,313,937)
California	647,831	7.86%	1,077,906	8.51%	2,692,198	11.88%	(430,075)	(1,614,292)
South Carolina	427,298	5.18%	569,206	4.50%	950,028	4.19%	(141,908)	(380,822)
Florida	390,708	4.74%	613,896	4.85%	1,013,206	4.47%	(223,188)	(399,310)
New York	364,979	4.43%	546,043	4.31%	705,601	3.11%	(181,064)	(159,558)
Arizona	345,738	4.19%	562,590	4.44%	1,045,218	4.61%	(216,852)	(482,628)
Missouri	304,723	3.70%	398,826	3.15%	742,220	3.27%	(94,103)	(343,394)
Ohio	251,480	3.05%	529,939	4.19%	868,378	3.83%	(278,459)	(338,439)
North Carolina	239,616	2.91%	391,224	3.09%	740,169	3.27%	(151,608)	(348,945)
Maryland	208,367	2.53%	321,835	2.54%	665,538	2.94%	(113,468)	(343,703)
All other states	2,682,966	32.54%	4,737,937	37.43%	9,021,036	39.79%	(2,054,971)	(4,283,099)
	$8,243,131	100.00%	$12,660,156	100.00%	$22,668,283	100.00%	$(4,417,025)	$(10,008,127)

Mortgage Loan Sales - volume:
Third parties	$7,906,297	98.26%	$12,668,252	95.97%	$22,280,872	96.62%	$(4,761,955)	$(9,612,620)
Banking segment	140,288	1.74%	532,219	4.03%	778,288	3.38%	(391,931)	(246,069)
	$8,046,585	100.00%	$13,200,471	100.00%	$23,059,160	100.00%	$(5,153,886)	$(9,858,689)

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

The mortgage origination segment’s total loan origination volume decreased 34.9% during 2023, compared with 2022, while loss before income taxes increased 71.8%, compared with 2022. The increase in loss before income taxes during 2023 was primarily due to decreases in the volume of IRLCs and mortgage loan originations and sales, a decrease in the average value of IRLCs, and to a lesser extent, an increase in net interest expense, compared with 2022. These trends were partially offset by a decrease in variable compensation, an increase in the average value of mortgage loan origination fees, and to a lesser extent, decreases in non-variable compensation and benefits expense, and segment operating costs, compared with 2022. During 2022, the mortgage origination segment’s total loan origination volume decreased 44.2% compared with 2021, while income before income taxes decreased 115.5% during 2022, compared with 2021. The decrease in income before income taxes during 2022 was primarily due to a decrease in net gains from sale of loans. Mortgage loan origination fees decreased slightly during 2022 compared with 2021, as average mortgage loan origination fees increased. These decreases were partially offset by a decrease in variable compensation, and to a lesser extent, decreases in non-variable compensation and benefits expense, segment operating costs, and net interest expense.

The information shown in the table below includes certain key performance indicators for the mortgage origination segment.

	Year Ended December 31,
	2023	2022	2021
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	198	263	375
Impact of loans retained by banking segment	(4)	(11)	(13)
As reported	194	252	362
Variable compensation as a percentage of total compensation	47.4%	51.9%	65.8%
Mortgage servicing rights asset ($000's) (end of year) (1)	$96,662	$100,825	$86,990
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The changes in net interest expense during 2023, compared with 2022, reflected the effects of decreased net yields on mortgage loans held for sale, partially offset by a decrease in the average warehouse line balance between the two periods, and during 2022, compared with 2021, included the effects of increased net yields on mortgage loans held for sale between the two periods.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net gains from sale of loans	$156,190	$332,732	$834,580	$(176,542)	$(501,848)
Mortgage loan origination fees and other related income	144,539	149,598	160,011	(5,059)	(10,413)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	832	(69,668)	(67,714)	70,500	(1,954)
Mortgage servicing rights asset	(16,589)	2,733	2,446	(19,322)	287
Servicing fees	31,868	37,520	57,667	(5,652)	(20,147)
Total noninterest income	$316,840	$452,915	$986,990	$(136,075)	$(534,075)

The decrease in net gains from sale of loans during 2023, compared with 2022, was primarily the result of a decrease of 39.0% in total loan sales volume, in addition to a decrease in average loan sales margin. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the decrease in loan sales volume during 2023 was consistent with the decrease in loan origination volume during the period.

The decrease in mortgage loan origination fees during 2023, compared with 2022, was minimal at 3.4%. The negative impact on fees resulting from a decrease in loan origination volume, was mostly offset by an increase in average mortgage loan origination fees.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during 2023, 2022 and 2021 were $140 million, $532 million and $778 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The increase in net fair value of IRLCs and loans held for sale during 2023, compared with 2022, was primarily the result of an increase in the average value of IRLCs and loans held for sale, partially offset by a decrease in the total volume of individual IRLCs and loans held for sale at each year-end.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During 2023, 2022 and 2021, the mortgage origination segment retained servicing on approximately 18%, 25% and 29%, respectively, of loans sold. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. During 2023, the operating results of the mortgage origination segment were impacted by a decrease of $12.5 million in the net fair value of the MSR asset. This decrease was primarily driven by market sales trends during the first quarter of 2023 and 2022. The remaining losses of $4.1 million were generated by the derivatives used to hedge the MSR. During June 2023, the mortgage origination segment sold MSR assets of $19.1 million, which represented $991.0 million of its serviced loan volume at the time. During 2022 and 2021, the mortgage origination segment sold MSR assets of approximately $65 million and $143 million, respectively, with a serviced loan volume totaling $3.7 billion and $12.4 billion, respectively. In addition to net losses generated by changes in the net fair value of the MSR asset and related derivatives, net servicing income of $13.5 million was recognized during 2023.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Variable compensation	$118,977	$183,804	$373,929	$(64,827)	$(190,125)
Non-variable compensation and benefits	132,142	170,169	194,292	(38,027)	(24,123)
Segment operating costs	84,864	92,631	113,020	(7,767)	(20,389)
Lender paid closing costs	4,971	13,371	20,458	(8,400)	(7,087)
Servicing expense	18,331	18,929	29,357	(598)	(10,428)
Total noninterest expense	$359,285	$478,904	$731,056	$(119,619)	$(252,152)

Total employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Historically, variable compensation comprises the majority of total employees’ compensation and benefits expenses, but during 2023, as opposed to 2022 and 2021, non-variable compensation was greater than variable compensation. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volumes decreased 34.9% during 2023, compared with 2022, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 22.4%. This decrease was primarily due to a decrease in salaries associated with a reduction in underwriting and loan fulfillment, operations and corporate staff in response to the decreases in loan origination volume that started at the end of 2021, and continued through 2023. Severance costs, included in non-variable compensation above, incurred because of these staff reduction initiatives was $1.4 million during 2023. These actions during 2023 are expected to have an aggregate favorable impact on annualized pre-tax expenses of approximately $11 million. PrimeLending remains committed to evaluating staffing levels and maintaining an appropriate cost structure to address the dynamic mortgage loan origination trends. Segment operating costs decreased during 2023, compared with 2022, primarily due to decreases in occupancy and equipment expense, advertising expense, professional fees and net loan related expenses, excluding credit report expense. During 2022, compared with 2021, segment operating costs decreased primarily due to decreases in business development, professional fees, occupancy and loan-related costs.

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

Between January 1, 2014 and December 31, 2023, the mortgage origination segment sold mortgage loans totaling $148.1 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2014, it does not anticipate experiencing significant losses in the future on loans originated prior to 2014 because of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2014 and December 31, 2023 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$239,695	0.16%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	298,226	0.20%	23,377	0.02%
	$537,921	0.36%	$23,377	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. Between March and June 2023 PrimeLending experienced an increase in agency claim inquiries relative to historical trending. However, subsequent to June 2023, agency claims decreased to more closely to approximate historical trends. While no adjustment has been made to the factors considered in the calculation of the indemnification liability reserve as a result of these trends as of December 31, 2023, PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At December 31, 2023 and 2022, the mortgage origination segment’s total indemnification liability reserve totaled $11.7 million and $20.5 million, respectively. The related provision for indemnification losses was $1.6 million, $1.5 million, and $10.0 million during 2023, 2022 and 2021, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Year Ended December 31,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net interest income (expense)	$(12,961)	$(13,135)	$(17,239)	$174	$4,104
Noninterest income	12,887	7,525	9,133	5,362	(1,608)
Noninterest expense	60,631	59,030	50,507	1,601	8,523
Loss before income taxes	$(60,705)	$(64,640)	$(58,613)	$3,935	$(6,027)

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, consumer services, youth sports and entertainment, dental health, industrial equipment manufacturing and animal health, with an aggregate carrying value of approximately $78 million at December 31, 2023.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during 2023 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during 2023, 2022 and 2021 included recurring annual interest expense of $7.7 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due April 15, 2025 (“Senior Notes”). During 2023, 2022 and 2021, we incurred interest expense of $12.4 million, $12.3 million and $12.3 million, respectively, on our $50 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due May 15, 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of 6.125% fixed-to-floating subordinated notes due May 15, 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”), which were issued in May 2020. Additionally, we incurred interest expense of $1.6 million during 2021, on junior subordinated debentures of $67.0 million issued by PCC (the “Debentures”). As discussed in more detail in the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

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

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During 2023, compared with 2022, the increase in noninterest expenses was primarily due to inflationary increases associated with employees’ compensation and benefits, partially offset by decreases in professional fees and occupancy expenses. During 2022, compared with 2021, the increase in noninterest expenses was primarily due to inflationary increases associated with software and occupancy costs, as well as increases in professional fees.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2023 as compared with December 31, 2022 and December 31, 2021.

Securities Portfolio

At December 31, 2023, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2023	2022	2021
Trading securities, at fair value
U.S. Treasury securities	$3,736	$10,466	$3,728
U.S. government agencies:
Bonds	12,867	20,878	3,410
Residential mortgage-backed securities	124,768	214,100	152,093
Collateralized mortgage obligations	86,281	182,717	126,389
Other	13,079	—	—
Corporate debt securities	37,569	42,685	60,671
States and political subdivisions	180,890	260,271	285,376
Private-label securitized product	47,768	9,265	11,377
Other	9,033	14,650	4,954
	515,991	755,032	647,998
Securities available for sale, at fair value
U.S. Treasury securities	4,617	19,144	14,862
U.S. government agencies:
Bonds	166,166	202,257	44,133
Residential mortgage-backed securities	349,870	406,358	898,446
Commercial mortgage-backed securities	191,746	175,499	210,699
Collateralized mortgage obligations	736,481	818,894	916,866
Corporate debt securities	24,418	—	—
States and political subdivisions	34,297	36,614	45,562
	1,507,595	1,658,766	2,130,568
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	278,172	301,583	9,892
Commercial mortgage-backed securities	172,879	180,942	145,742
Collateralized mortgage obligations	284,208	314,705	43,990
States and political subdivisions	77,418	78,302	68,060
	812,677	875,532	267,684

Equity securities, at fair value	321	200	250
Total securities portfolio	$2,836,584	$3,289,530	$3,046,500

We had net unrealized losses of $114.2 million, $129.8 million and $18.1 million at December 31, 2023, 2022 and 2021, respectively, related to the available for sale investment portfolio. Within the held to maturity portfolio, we had net unrealized losses of $80.8 million and $90.2 million at December 31, 2023 and 2022 compared with net unrealized gains of $8.6 million at December 31, 2021. Equity securities included net unrealized gains of $0.3 million, $0.1 million and $0.2 million at December 31, 2023, 2022 and 2021, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

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

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2023, the banking segment’s securities portfolio of $2.3 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.5 billion, held to maturity securities of $812.7 million and equity securities of $0.3 million, in addition to $11.8 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statements of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $515.9 million at December 31, 2023. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $34.9 million at December 31, 2023.

Corporate

At December 31, 2023, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $24.4 million and other assets of $43.6 million within the consolidated balance sheet.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2023. In addition, as of December 31, 2023, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at December 31, 2023.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2023. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	—	$4,985	—	—	$4,985
Fair value	—	$4,617	—	—	$4,617
Weighted average yield (1)	—	0.87%	—	—	0.87%
U.S. government agencies:
Bonds:
Amortized cost	$30,005	$44,511	$43,675	$48,426	$166,617
Fair value	$29,879	$44,570	$43,355	$48,362	$166,166
Weighted average yield (1)	4.16%	5.07%	5.74%	5.67%	5.26%
Residential mortgage-backed securities:
Amortized cost	—	$7,165	$80,581	$579,586	$667,332
Fair value	—	$6,919	$76,572	$518,786	$602,277
Weighted average yield (1)	—	2.67%	2.56%	2.30%	2.34%
Commercial mortgage-backed securities:
Amortized cost	$5,040	$86,455	$269,339	$12,281	$373,115
Fair value	$5,010	$83,688	$252,571	$10,686	$351,955
Weighted average yield (1)	2.99%	3.29%	2.53%	3.05%	2.73%
Collateralized mortgage obligations:
Amortized cost	—	$42,363	$173,974	$865,747	$1,082,084
Fair value	—	$41,531	$168,187	$773,782	$983,500
Weighted average yield (1)	—	4.09%	4.02%	3.15%	3.33%
Corporate debt securities:
Amortized cost	—	$25,919	—	—	$25,919
Fair value	—	$24,418	—	—	$24,418
Weighted average yield	—	1.14%	—	—	1.14%
States and political subdivisions:
Amortized cost	$1,959	$10,452	$50,072	$51,889	$114,372
Fair value	$1,949	$10,207	$48,070	$46,294	$106,520
Weighted average yield (1)	2.63%	2.56%	3.00%	2.62%	2.78%
Total securities portfolio:
Amortized cost	$37,004	$221,850	$617,641	$1,557,929	$2,434,424
Fair value	$36,838	$215,950	$588,755	$1,397,910	$2,239,453
Weighted average yield (1)	3.92%	3.44%	3.22%	2.89%	3.04%
(1)	Weighted average yield is defined as interest earned by average interest-earning assets.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	December 31,
Loan Held for Investment	2023	2022	2021
Commercial real estate:
Non-owner occupied	$1,889,882	$1,870,552	$1,729,699
Owner occupied	1,422,234	1,375,321	1,313,030
Commercial and industrial	1,607,833	1,639,980	1,875,420
Construction and land development	1,031,095	980,896	892,783
1-4 family residential	1,757,178	1,767,099	1,303,430
Consumer	27,351	27,602	32,349
Broker-dealer	344,172	431,223	733,193
Loans held for investment, gross	8,079,745	8,092,673	7,879,904
Allowance for credit losses	(111,413)	(95,442)	(91,352)
Loans held for investment, net of allowance	$7,968,332	$7,997,231	$7,788,552

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

As discussed in more detail within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” below, the banking segment’s credit policies emphasize strong underwriting and governance standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate potential losses. These formal credit policies and procedures provide the banking segment with a framework for consistent underwriting and a basis for sound credit decisions. The banking segment strives to avoid the risk of concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty.

To manage the credit risks associated with its loan portfolio, management may, depending upon current or anticipated economic conditions and related exposures, apply enhanced risk management measures to loans through analysis of a specific borrower’s financial condition, including cash flow, collateral values, and guarantees, among other credit factors. Given the current market dynamics, including economic uncertainties, the rapid increase in market interest rates since 2022, and a deteriorating outlook for commercial real estate markets, management has heightened its specific review procedures of credits maturing in the next six to twelve months as well as those credits associated with real estate.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.5 billion, $8.5 billion and $8.8 billion at December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.6 billion, of which $0.9 billion was drawn. At December 31, 2022 and 2021, amounts drawn on the available warehouse lines of credit were $0.9 billion and $1.7 billion, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at December 31, 2023 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties. The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of December 31, 2023 (in thousands).

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$149,558	$213,425	$53,118	$16,372	$22,071	$3,872	$62,741	$329	$521,486
Retail	148,247	72,992	25,515	19,455	9,742	12,905	38,621	10,207	337,684
Hotel/Motel	49,288	25,030	72,258	17,521	340	18,461	36,403	13,894	233,195
Multifamily	11,355	11,089	41,984	57,099	—	34,018	56,980	10,719	223,244
Industrial	114,432	44,609	8,454	4,906	3,113	705	21,922	426	198,567
All other	105,406	60,125	26,836	12,813	24,143	54,043	58,007	34,333	375,706
	$578,286	$427,270	$228,165	$128,166	$59,409	$124,004	$274,674	$69,908	$1,889,882
Owner occupied:
Office	$122,882	$88,139	$23,967	$14,534	$35,139	$8,376	$10,071	$4,027	$307,135
Retail	12,165	15,619	3,337	1,104	190	173	3,931	1,005	37,524
Industrial	170,169	37,230	33,669	8,509	13,054	7,103	33,186	23,935	326,855
All other	334,361	65,670	87,858	22,214	48,649	14,677	159,554	17,737	750,720
	$639,577	$206,658	$148,831	$46,361	$97,032	$30,329	$206,742	$46,704	$1,422,234
Total commercial real estate loans	$1,217,863	$633,928	$376,996	$174,527	$156,441	$154,333	$481,416	$116,612	$3,312,116

At December 31, 2023, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 42.9%, 22.7% and 13.3%, respectively, of the banking segment’s total loans held for investment at December 31, 2023. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2023.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At December 31, 2023, the Bank’s energy loan exposure was approximately $46 million of loans held for investment with unfunded commitment balances of approximately $20 million. The allowance for credit losses on the Bank’s energy portfolio was $0.2 million, or 0.5% of loans held for investment at December 31, 2023.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	December 31, 2023
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$587,689	$906,892	$394,875	$426	$1,889,882
Owner occupied	305,411	532,137	529,324	55,362	1,422,234
Commercial and industrial	2,022,380	303,329	145,177	—	2,470,886
Construction and land development	832,155	164,877	33,147	916	1,031,095
1-4 family residential	134,320	424,154	427,873	770,831	1,757,178
Consumer	14,619	12,537	181	14	27,351
Total	$3,896,574	$2,343,926	$1,530,577	$827,549	$8,598,626

Fixed rate loans	$1,539,998	$1,676,660	$1,270,946	$827,549	$5,315,153
Floating rate loans	2,356,576	667,266	259,631	—	3,283,473
Total	$3,896,574	$2,343,926	$1,530,577	$827,549	$8,598,626

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of December 31, 2023, floating rate loans totaling $707 million had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $344.1 million, $431.0 million and $733.0 million at December 31, 2023, 2022 and 2021, respectively. The decrease from December 31, 2022 to December 31, 2023, was primarily attributable to a decrease of $51.0 million, or 19%, in customer margin accounts and a decrease of $36.9 million, or 24%, in receivables from correspondents. The decrease from December 31, 2021 to December 31, 2022, was primarily attributable to a decrease of $152.2 million or 36%, in customer margin accounts and a decrease of $149.2 million, or 49%, in receivables from correspondents.

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

	December 31,
	2023	2022	2021
Loans held for sale:
Unpaid principal balance	$802,348	$850,277	$1,728,255
Fair value adjustment	19,846	5,420	54,336
	$822,194	$855,697	$1,782,591
IRLCs:
Unpaid principal balance	$383,767	$506,278	$1,283,152
Fair value adjustment	7,734	1,767	25,489
	$391,501	$508,045	$1,308,641

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2023, 2022 and 2021 were $1.0 billion, $1.2 billion and $2.4 billion, respectively, while the related estimated fair values were ($10.2) million, $3.3 million and $0.4 million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of December 31, 2023, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in December 2023. The alternative scenario utilizes multiple economic variables in forecasting the economic outlook. During our previous quarterly macroeconomic assessment as of September 30, 2023, we utilized the same single macroeconomic alternative scenario published by Moody’s Analytics in September 2023.

The following table summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		December 31,	September 30,	June 30,	March 31,	December 31,
		2023	2023	2023	2023	2022
GDP growth rates:
	Q4 2022					0.8%
	Q1 2023				2.5%	0.1%
	Q2 2023			1.4%	0.4%	(1.4)%
	Q3 2023		2.9%	0.1%	0.4%	(2.5)%
	Q4 2023	1.1%	0.2%	0.3%	(3.1)%	(2.4)%
	Q1 2024	(1.6)%	(1.9)%	(3.1)%	(2.2)%	0.4%
	Q2 2024	(2.4)%	(3.0)%	(2.7)%	(1.1)%	1.1%
	Q3 2024	(1.3)%	(1.5)%	(0.9)%	2.1%
	Q4 2024	1.3%	1.4%	2.0%
	Q1 2025	2.6%	3.1%
	Q2 2025	3.0%

Unemployment rates:
	Q4 2022					3.7%
	Q1 2023				3.5%	4.0%
	Q2 2023			3.5%	3.7%	4.6%
	Q3 2023		3.8%	3.8%	4.0%	5.3%
	Q4 2023	3.8%	4.1%	4.0%	4.7%	6.0%
	Q1 2024	4.8%	4.9%	4.9%	5.6%	5.9%
	Q2 2024	5.6%	5.7%	5.6%	6.0%	5.6%
	Q3 2024	6.1%	6.0%	6.0%	5.7%
	Q4 2024	5.6%	5.7%	5.8%
	Q1 2025	5.2%	5.3%
	Q2 2025	5.0%

As of December 31, 2023, we updated our U.S. economic outlook for recent consumer and business spending. In the prior quarter’s forecast, we assumed a mild U.S. recession with real GDP growth contracting (0.6%) on an annual average basis and (1.6%) peak to trough in 2024. In the current economic forecast, real GDP growth contracts more modestly at (0.0%) on an annual average basis and (1.3%) peak to trough in 2024. Labor market conditions remained tighter than expected as the unemployment rate decreased to 3.7% in December despite several downward revisions to recent payroll data. We expect monetary policy to remain restrictive at 5.25% to 5.50% in the near term but revert to 3.50% by year end 2025 as the Federal Reserve balances slower economic growth with its inflation targets.

During 2023, our economic outlook was updated to reflect our expectations of a period of below trend economic growth beginning in 2023 and a mild U.S. recession in 2024. The Federal Reserve increased its federal funds rate target from 4.00% to 4.25% in January 2023 to 5.25% to 5.50% in August 2023 and held rates steady through December 2023. In March and April 2023, as a result of three of the largest bank failures in U.S. history, the Federal Reserve implemented several liquidity programs to stabilize consumer and business confidence. The Federal Reserve continued to balance inflation expectations and labor market constraints with tighter financial conditions throughout 2023. The duration of the higher interest rates also renewed credit and refinance risk concerns about residential and commercial real estate loans. The consumer price index improved from 6.4% in January 2023 to 3.4% in December 2023, but inflation rates still remained above the Federal Reserve’s 2% target. Global supply chains eased throughout 2023 and adjusted to the longer than expected Russia-Ukraine conflict; however, conflicts in the Middle East between Israel and Hamas and the U.S. and Yemen added new uncertainties. Labor market conditions eased modestly but remained historically tight as the unemployment rate increased from 3.4% to 3.7% during the year.

During 2022, our economic outlook was updated to reflect our expectations of a period of below trend economic growth beginning this year and a mild U.S. recession in 2023. COVID cases receded in the United States but continued to disrupt global supply chains and tight labor market conditions. The Russian invasion of Ukraine contributed to global oil prices increasing to near $120 per barrel and further disrupted supply chains due to economic sanctions imposed by the United States and other trade partners. Inflation rates initially expected to be transitory proved to trend persistently higher as the consumer price index rose to 9.1% on an annual basis in June. In response, the Federal Reserve adjusted monetary policy by increasing its federal funds rate target from 0.0% to 0.25% in March 2022 to 4.25% to 4.50% by December 2022. With lower government spending/stimulus and net exports, U.S. real GDP growth rates declined to (1.6%) and (0.6%) during the first and second quarters of 2022. While the Company and most economists downgraded their economic outlooks, the U.S. did not enter a recession. Real GDP growth improved to 3.2% during the third quarter of 2022 and U.S. labor markets proved resilient as unemployment rates decreased during the year from 4.0% to 3.5%

During 2021, our economic forecast improved year-over-year due to a third round of $1.9 trillion in government stimulus enacted in March 2021 through the American Rescue Plan Act. As a result of additional stimulus checks, enhanced unemployment benefits, extended lending from the PPP program, and expanded tax credits, consumer and business spending accelerated the U.S. real GDP growth rate in the second quarter of 2021 to 6.3% and in the third quarter of 2021 to 6.7%. Also, in March 2021, President Biden implemented new programs to extend COVID testing and vaccine eligibility for most adults in the United States by May 2021. Most states also ended their participation in federal pandemic unemployment benefit programs in early summer 2021. The U.S. unemployment rate decreased from 6.7% in December 2020 to 5.9% in June 2021 and decreased further to 4.2% by November 2021. In August 2021, a second wave of COVID cases progressed within the United States and Texas due to the delta variant, which slowed U.S. economic growth and real GDP growth rates to 2.3% in the third quarter of 2021. Then, in November 2021, Congress passed a fourth round of $0.6 trillion in government stimulus through the Infrastructure Investment and Jobs Act, and during December 2021, a third wave of COVID cases progressed in the United States and Texas due to the omicron variant.

During 2023, the provision for credit losses reflected a build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. Specific to the Bank, the net impact to the allowance of changes associated with collectively evaluated loans included a provision of credit losses of $12.7 million, while individually evaluated loans during 2023 included a provision for credit losses of $5.8 million. The change in the allowance for credit losses during 2023 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior period. The change in the allowance during 2023 was also impacted by net charge-offs of $2.4 million.

During 2022 and 2023, the impact of changes in the U.S. economic outlook and resulting impact on collectively evaluated loans has resulted in a net build in the allowance balance at December 31, 2023, compared with both December 31, 2022 and December 31, 2021. Taking into consideration changes in loan portfolio between noted periods, the resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.47%, 1.27% and 1.37% as of

December 31, 2023, 2022 and 2021, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at December 31, 2023, uncertainties that include, among others, the uncertain timing, duration and significance of further increases in market interest rates and a worsening macroeconomic forecast could adversely impact borrower cash flows and result in further increases in the allowance during future periods. In addition, while all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
December 31, 2023	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$1,889,882	$40,061	2.12%
Owner occupied (2)	1,422,234	28,114	1.98%
Commercial and industrial (3)	1,450,995	20,848	1.44%
Construction and land development (4)	1,031,095	12,102	1.17%
Total commercial loans	5,794,206	101,125	1.75%

1-4 family residential	1,757,178	9,461	0.54%
Consumer	27,351	648	2.37%
Total retail loans	1,784,529	10,109	0.57%

Total commercial and retail loans	7,578,735	111,234	1.47%

Broker-dealer	344,172	101	0.03%
Mortgage warehouse lending	156,838	78	0.05%
Total loans held for investment	$8,079,745	$111,413	1.38%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At December 31, 2023, the office, retail and hotel/motel loans held for investment balances of approximately $521 million, $338 million and $233 million, respectively, had an allowance for credit losses of approximately $20 million, $5 million and $5 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 3.8%, 1.4% and 2.2%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At December 31, 2023, the industrial and office loans held for investment balances of approximately $327 million and $307 million, respectively, had an allowance for credit losses of approximately $9 million and $7 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 2.6% and 2.2%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending.
(4)	Included within construction and land development portfolio are loans within the office and retail portfolio industry subsectors. At December 31, 2023, the office and retail loans held for investment balances of approximately $41 million and $19 million, respectively, had an allowance for credit losses of approximately $0.5 million and $0.4 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 1.3% and 1.9%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of December 31, 2023, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from international armed conflicts and global supply chain concerns recede faster than expected. Real GDP is expected to grow 3.6% in the first quarter of 2024, 3.4% in the second quarter of 2024, 3.5% in the third quarter of 2024, and 3.4% in the fourth quarter of 2024. Average unemployment rates are expected to decline to 3.0% by the second quarter of 2024 before reverting to historical data. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and we expect the federal funds rate to have peaked at 5.3% and return to 3.9% by the end of 2025.

Compared to our economic forecast, the downside scenario assumes the Federal Reserve’s efforts to resolve bank failures are not successful at restoring consumer and business confidences, causing banks to tighten lending standards while the Fed keeps the federal funds rate elevated due to inflation concerns. The international armed conflicts persist longer than anticipated and global supply chain issues worsen causing weaker manufacturing, increased good shortages and a U.S. recession during 2024. Real GDP is expected to decrease 3.3% in the first quarter of 2024, 3.5% in the second quarter of 2024, and 3.4% in the third quarter of 2024. Average unemployment rates are expected to increase to 7.7% by the first quarter of 2025, but improve to 6.9% by year-end 2025 and revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 1.1% target by the fourth quarter of 2025 to slow inflation. Disagreements in Congress prevent any additional fiscal measures to stem the recession.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $33 million or a weighted average expected loss rate of 1.0% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the macroeconomic outlook, inflationary pressures and labor market conditions, international armed conflicts and their impact on supply chains, the U.S elections and other various fiscal and monetary policy decisions. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Year Ended December 31,
Loans Held for Investment	2023	2022	2021
Balance, beginning of year	$95,442	$91,352	$149,044
Provision for (reversal of) credit losses	18,392	8,309	(58,213)
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	42	28	16
Owner occupied	41	100	250
Commercial and industrial	3,445	2,746	2,656
Construction and land development	—	—	—
1-4 family residential	135	133	546
Consumer	276	289	281
Broker-dealer	—	—	—
Total recoveries	3,939	3,296	3,749
Loans charged off:
Commercial real estate:
Non-owner occupied	34	—	—
Owner occupied	977	—	310
Commercial and industrial	4,888	6,945	2,249
Construction and land development	1	—	—
1-4 family residential	73	138	312
Consumer	387	432	357
Broker-dealer	—	—	—
Total charge-offs	6,360	7,515	3,228
Net recoveries (charge-offs)	(2,421)	(4,219)	521
Balance, end of year	$111,413	$95,442	$91,352

Average total loans for the year	$7,950,878	$7,840,848	$7,645,292
Total loans held for investment (end of year)	$8,079,745	$8,092,673	$7,879,904
Ratios:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.03)%	(0.05)%	0.01%
Non-accrual loans to total loans held for investment (end of year)	0.80%	0.30%	0.60%
Allowance for credit losses on loans held for investment to:
Total loans held for investment (end of year)	1.38%	1.18%	1.16%
Non-accrual loans held for investment (end of year)	173.17%	386.81%	193.08%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans increased by $38.8 million from December 31, 2022 to December 31, 2023, compared to a decrease of $20.7 million from December 31, 2021 to December 31, 2022. These changes in non-accrual loans were impacted by loans secured by residential real estate within our mortgage origination segment, which were classified as loans held for sale, of $4.0 million, $4.8 million and $2.9 million at December 31, 2023, 2022 and 2021, respectively.

In addition to changes in non-accrual loans classified as loans held for sale, the increase in non-accrual loans during 2023 was primarily due to the addition of a single commercial real estate non-owner occupied loan with a balance of $33.3 million, the addition of six construction and land development loans to non-accrual status, and the addition in commercial real estate owner occupied loans of three credit relationship with an aggregate loan balance of $4.2 million, partially offset by the foreclosure of one office property in Texas, while the decrease in non-accrual loans during 2022 was primarily due to principal paydowns, settlements and charge-offs associated with several commercial and industrial, single family residential loan and commercial real estate owner occupied loan relationships.

As previously discussed in detail within this section, the allowance for credit losses has fluctuated from period to period, which impacted the resulting ratios noted in the table above. During 2021, the significant decline in the allowance for credit losses since December 31, 2020 reflected improvement in both realized economic results and the macroeconomic outlook due to improvements in both macroeconomic forecast assumptions and credit quality metrics on pandemic impacted industry sector exposures, while during 2022 the increase in the allowance for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. Then, during 2023 the significant build in the allowance for credit losses reflected loan portfolio changes and a deteriorating outlook for commercial real estate markets. The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio is presented in the table below (dollars in thousands).

	December 31,
	2023		2022		2021
		% of		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$40,061	23.39%	$39,247	23.11%	$36,001	21.95%
Owner occupied	28,114	17.60%	24,008	17.00%	23,353	16.66%
Commercial and industrial	20,926	19.90%	16,035	20.26%	21,982	23.80%
Construction and land development	12,102	12.76%	6,051	12.12%	4,674	11.33%
1-4 family residential	9,461	21.75%	9,313	21.84%	4,589	16.54%
Consumer	648	0.34%	554	0.34%	578	0.41%
Broker-dealer	101	4.26%	234	5.33%	175	9.31%
Total	$111,413	100.00%	$95,442	100.00%	$91,352	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	December 31,	September 30,	June 30,	March 31,	December 31,
	2023	2023	2023	2023	2022
Commercial real estate:
Non-owner occupied	$40,061	$40,433	$43,582	$38,667	$39,247
Owner occupied	28,114	29,438	27,880	22,854	24,008
Commercial and industrial	20,926	19,722	17,315	16,615	16,035
Construction and land development	12,102	8,970	7,395	5,999	6,051
1-4 family residential	9,461	11,472	11,618	11,691	9,313
Consumer	648	601	615	563	554
Broker-dealer	101	186	901	965	234
	$111,413	$110,822	$109,306	$97,354	$95,442

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$7,784	$5,880	$8,388
Other noninterest expense	1,092	1,904	(2,508)
Balance, end of year	$8,876	$7,784	$5,880

During 2022, the increase in the allowance for unfunded commitments was due to increases in both loan expected loss rates and available commitment balances. During 2023, the increase in the reserve for unfunded commitments was primarily due to increases in expected loss rates.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties or whether repayment may depend on collateral or other risk mitigation. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans include those loans assigned a grade of special mention and substandard accrual within our risk grading matrix. Potential problem loans do not include purchased credit deteriorated (“PCD”) loans because PCD loans exhibited evidence of more than insignificant credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected.

At December 31, 2023, we had $207.4 million in potential problem loans, compared to $186.6 million at December 31, 2022 and $201.6 million at December 31, 2021. Our potential problem loans designated as substandard accrual at December 31, 2023, 2022 and 2021 totaled $204.1 million, $182.6 million and $198.5 million, respectively. The increase from December 31, 2022 to December 31, 2023 was primarily attributable to increases in commercial and industrial loans and construction and land development loans, significantly offset by a decrease in commercial real estate non-owner occupied loans. Of the $204.1 million of potential problem loans designated as substandard accrual at December 31, 2023, $87.4 million, $41.2 million and $32.1 million were associated with commercial and industrial, commercial real estate non-owner occupied and commercial real estate owner occupied loans.

Potential problem loans designated as special mention were comprised of three credit relationships totaling $3.2 million at December 31, 2023, compared with four credit relationships totaling $4.0 million at December 31, 2022 and two credit relationships totaling $3.1 million at December 31, 2021. Of the $3.2 million of potential problem loans at December 31, 2023, $1.6 million was associated with a single credit relationship.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	December 31,			Variance
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$36,440	$1,250	$2,266	$35,190	$(1,016)
Owner occupied	5,098	3,019	4,335	2,079	(1,316)
Commercial and industrial	9,502	9,095	22,478	407	(13,383)
Construction and land development	3,480	198	2	3,282	196
1-4 family residential	13,801	15,941	21,123	(2,140)	(5,182)
Consumer	6	14	23	(8)	(9)
Broker-dealer	—	—	—	—	—
	$68,327	$29,517	$50,227	$38,810	$(20,710)
Troubled debt restructurings included in accruing loans held for investment (1)	—	803	922	(803)	(119)
Non-performing loans (1)	$68,327	$30,320	$51,149	$38,007	$(20,829)

Non-performing loans as a percentage of total loans (1)	0.76%	0.33%	0.52%	0.43%	(0.19)%

Other real estate owned	$5,095	$2,325	$2,833	$2,770	$(508)

Other repossessed assets	$—	$—	$—	$—	$—

Non-performing assets (1)	$73,422	$32,645	$53,982	$40,777	$(21,337)

Non-performing assets as a percentage of total assets (1)	0.45%	0.20%	0.29%	0.25%	(0.09)%

Loans past due 90 days or more and still accruing	$115,090	$92,099	$60,775	$22,991	$31,324
(1)	Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-02 which eliminated the recognition and measurement guidance on troubled debt restructurings for creditors. Therefore, we no longer present troubled debt restructurings as a component of non-performing loans and assets.

At December 31, 2023, non-accrual loans included 40 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2023 also included $4.0 million of loans secured by residential real estate which were classified as loans held for sale. As previously noted earlier in this section, the increase in non-accrual loans during 2023 was primarily due to the addition of a single commercial real estate non-owner occupied loan with a balance of $33.3 million. At December 31, 2022, non-accrual loans included 40 commercial and industrial relationships with loans secured by accounts receivable, automobiles, equipment and notes receivable. Non-accrual loans at December 31, 2022 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2021, non-accrual loans included 45 commercial and industrial relationships with loans secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-accrual loans at December 31, 2021 also included $2.9 million of loans secured by residential real estate which were classified as loans held for sale.

OREO increased from December 31, 2022 to December 31, 2023, primarily due to additions totaling $5.6 million, partially offset by disposals and valuation adjustments totaling $2.8 million. OREO decreased from December 31, 2021 to December 31, 2022, primarily due to disposals and valuation adjustments totaling $1.8 million, partially offset by additions totaling of $1.3 million.

Loans past due 90 days or more and still accruing at December 31, 2023, 2022 and 2021 were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. As of December 31, 2023, $4.2 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing intense competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during 2023, 2022 and 2021 was 3.50%, 0.86%, and 0.41% respectively.

Given the rising interest rate environment since the first quarter of 2022 and the intense competition for deposits in its market area, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 65 percent. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 50 percent. We expect that the Bank’s cost related to interest-bearing deposits during 2024 to continue to be driven by various factors, including competition as well as economic and market area factors.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2023		2022		2021
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$3,441,437	0.00%	$4,455,779	0.00%	$4,157,962	0.00%
Interest-bearing deposits:
Demand	6,369,558	2.92%	6,320,654	0.68%	6,077,660	0.19%
Savings	282,127	1.09%	330,743	0.22%	295,075	0.06%
Time	1,059,885	3.24%	910,104	0.73%	1,349,849	0.86%
	7,711,570	2.89%	7,561,501	0.67%	7,722,584	0.30%
Total deposits	$11,153,007	2.00%	$12,017,280	0.42%	$11,880,546	0.20%

The table above includes interest-bearing brokered deposits with balances of approximately $208 million at December 31, 2023, compared with approximately $14 million and $228 million at December 31, 2022 and 2021, respectively. As previously discussed, to bolster our liquidity position given banking sector uncertainties in early 2023, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that are address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time. As of December 31, 2023, brokered deposits carried an average weighted interest rate of 5.49% and an average remaining term of 87 days.

At December 31, 2023, total estimated uninsured deposits were $4.7 billion, or approximately 42% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $315.7 million, were $4.4 billion, or approximately 40% of total deposits. Total estimated uninsured deposits were $4.1 billion, or approximately 36% of total deposits, as of December 31, 2022.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of December 31, 2023 (in thousands).

Months to maturity:
3 months or less	$256,568
3 months to 6 months	69,377
6 months to 12 months	154,900
Over 12 months	62,444
$543,289

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

		December 31,
	2023		2022		2021
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$900,038	4.75%	$970,056	2.27%	$859,444	1.22%
Notes payable	347,145	4.27%	346,654	4.33%	387,904	5.79%
Junior subordinated debentures	—	—%	—	—%	—	3.45%
	$1,247,183	4.64%	$1,316,710	2.86%	$1,247,348	1.32%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at December 31, 2023, compared with December 31, 2022, primarily reflected decreases in short term bank loans and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by an increase in federal funds purchased by the banking segment. The increase in short-term borrowings at December 31, 2022 compared with December 31, 2021 primarily reflected increases in federal funds purchased by the banking segment and securities sold under agreement to repurchase by the broker-dealer segment, partially offset by decreases in commercial paper and short-term bank loans within the broker-dealer segment.

Notes payable at December 31, 2023 was comprised of $149.5 million related to the Senior Notes, net of loan origination fees, and Subordinated Notes, net of origination fees, of $197.6 million. Notes payable at December 31, 2022 was comprised of $149.3 million related to Senior Notes, net of loan origination fees, and Subordinated Notes, net of origination fees, of $197.4 million, while notes payable at December 31, 2021 was comprised of $149.1 million related to Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.1 million and mortgage origination segment borrowings of $41.7 million. As discussed in more detail within the section titled “Liquidity and Capital Resources — Junior Subordinated Debentures” below, during the third quarter of 2021, PCC fully redeemed all outstanding Debentures.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At December 31, 2023, Hilltop had $191.6 million in cash and cash equivalents, an increase of $19.1 million from $172.5 million at December 31, 2022. This increase in cash and cash equivalents was primarily due to the receipt of $90.8 million of dividends from subsidiaries, partially offset by cash outflows of $41.6 million in cash dividends declared, $5.1 million in stock repurchases, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

As discussed in more detail below, our Senior Notes mature in May 2025 and we have the ability to redeem the 2030 Subordinated Notes, in whole or in part, beginning in May 2025. We have begun to evaluate our options and may choose to refinance and/or utilize available cash on hand to satisfy such existing indebtedness. Although it is difficult in the current economic environment to predict the terms and conditions of financing that may be available in the future, we believe that we have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets to refinance or repay our Senior Notes.

Economic Environment

As previously discussed, operational and financial headwinds during 2022 and 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024. The impacts of noted headwinds in 2024 are highly uncertain and will depend on several developments outside of our control, including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and international armed conflicts and their impact on supply chains. In addition, during early 2023, the banking sector experienced increased uncertainty and concerns associated with liquidity positions primarily due to bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As demonstrated during the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the pandemic and its negative impact on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2023, we declared and paid cash dividends of $0.64 per common share, or $41.6 million.

On January 25, 2024, our board of directors declared a quarterly cash dividend of $0.17 per common share, payable on February 28, 2024 to all common stockholders of record as of the close of business on February 12, 2024.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2023, our board of directors authorized a new stock repurchase program through January 2024, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2023, Hilltop paid $5.1 million to repurchase an aggregate of 164,604 shares of our common stock at an average price of $30.95 per share pursuant to the stock repurchase program.

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock.

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

On June 22, 2015, we exchanged substantially all of the Senior Unregistered Notes for notes registered under the Securities Act (the “Senior Registered Notes”) that are substantially identical to the Senior Unregistered Notes (including principal amount, interest rate, maturity and redemption rights), except that the Senior Registered Notes generally are not subject to transfer restrictions. We refer to the Senior Registered Notes and the Senior Unregistered Notes that remain outstanding collectively as the “Senior Notes.”

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At December 31, 2023, $150.0 million of our Senior Notes was outstanding.

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

Subordinated Notes due 2030 and 2035

On May 7, 2020, we completed a public offering of $50 million aggregate principal amount of 2030 Subordinated Notes and $150 million aggregate principal amount of 2035 Subordinated Notes that mature on May 15, 2030 and May 15, 2035, respectively. We collectively refer to the 2030 Subordinated Notes and the 2035 Subordinated Notes as the “Subordinated Notes”. The price to the public for the Subordinated Notes was 100% of the principal amount of the Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $3.4 million, were $196.6 million.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At December 31, 2023, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at December 31, 2023 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2023 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024.

			Minimum Capital
			Requirements Including	To Be Well
	December 31, 2023		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,407,660	10.55%	4.0%	5.0%
Hilltop	1,974,918	12.23%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,407,660	15.44%	7.0%	6.5%
Hilltop	1,974,918	19.32%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,407,660	15.44%	8.5%	8.0%
Hilltop	1,974,918	19.32%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,511,239	16.58%	10.5%	10.0%
Hilltop	2,284,357	22.34%	10.5%	N/A

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

	December 31,
	2023	2022
FHLB capacity	$4,205	$4,139
Investment portfolio (available)	1,594	1,606
Fed deposits (excess daily requirements)	1,612	1,332
	$7,411	$7,077

As previously discussed, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to high-profile bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. These failures underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. At December 31, 2023, the Bank also accessed and included approximately $1.1 billion of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

Further, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023 that have a remaining balance of approximately $208 million at December 31, 2023. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. An economic recovery and improved commercial real estate investment outlook may result in an outflow of deposits at an accelerated pace as customers utilize such available funds for expanded operations and investment opportunities. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. Currently, the Bank is facing significant competition from bank and non-bank competitors for its deposit base and expects that its interest expense on certain deposits during 2024 to continue to be driven by various factors, including competition as well as economic and market area factors.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.31% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 4.49% of the Bank’s total deposits at December 31, 2023. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2023, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. At December 31, 2023, Hilltop Securities had no borrowings under its credit arrangements or its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of December 31, 2023, the weighted average maturity of the CP Notes was 138 days at a rate of 6.32%, with a weighted average remaining life of 67 days. At December 31, 2023, the aggregate amount outstanding under these secured arrangements was $200.3 million, which was collateralized by securities held for Hilltop Securities accounts valued at $222.6 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank which had a total commitment of $1.5 billion, of which $839 million was drawn at December 31, 2023. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at December 31, 2023.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds a controlling ownership interest in and is the managing member of certain ABAs. At

December 31, 2023, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $31.2 million.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

The following table presents information regarding other material contractual obligations at December 31, 2023 not previously discussed (in thousands). Payments related to leases are based on actual payments specified in the underlying contracts, and the table below includes all leases that had commenced as of December 31, 2023.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Finance lease obligations	$1,163	$1,699	$597	$—	$3,459
Operating lease obligations	30,461	43,817	26,595	21,223	122,096
Total	$31,624	$45,516	$27,192	$21,223	$125,555

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at December 31, 2023 and outstanding financial and performance standby letters of credit of $52.8 million at December 31, 2023.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, inflation rose sharply at the end of 2021 and has continued to rise in 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated during 2024. Furthermore, a prolonged period of inflation could cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

The provision for (reversal of) credit losses recorded through earnings, and reduced by the charge-off of loan amounts, net of recoveries, is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Refer to “Financial Condition – Allowance for Credit Losses on Loans” and Notes 1 and 6 to the consolidated financial statements for further discussion of the methodology used in establishing the allowance and changes during the relevant period in the provision for (reversal of) credit losses.

Mortgage Servicing Rights Asset

We measure our residential mortgage servicing rights asset using the fair value method. Under the fair value method, the retained MSR assets are carried in the balance sheet at fair value and the changes in fair value are reported in earnings within other noninterest income in the period in which the change occurs. Retained MSR assets are measured at fair value as of the date of sale of the related mortgage loan. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR asset, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.

The model assumptions and the MSR asset fair value estimates are compared to observable trades of similar portfolios as well as to MSR asset broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would adversely impact the recorded value of the MSR asset. The value of the MSR asset is also dependent upon the discount rate used in the model, which is based on current market rates and is reviewed by management on an ongoing basis. An increase in the discount rate would result in a decrease in the value of the MSR asset. Refer to Notes 1, 3 and 10 to the consolidated financial statements for further discussion of the methodology used in establishing the MSR asset and changes during the relevant period thereof.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets are initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In the event that facts and circumstances indicate that the goodwill or other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives are amortized over their useful lives. We perform required annual impairment tests of our goodwill and other intangible assets as of October 1st for our reportable business segments.

The goodwill impairment test requires us to make judgments and assumptions. The test consists of estimating the fair value of each reportable business segment based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of each business segment, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, we will recognize an impairment charge for the amount by which the carrying amount exceeds the business segment’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that business segment.

This evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by us, future impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition in the period in which the write-off occurs.

Mortgage Loan Indemnification Liability

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the mortgage loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with a mortgage loan. If determined to be at fault, the mortgage origination segment either repurchases the mortgage loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of an estimated loss upon repurchase. Although we consider this reserve to be appropriate, there can be no assurance that the reserve will prove to be appropriate over time to cover ultimate losses due to conditions outside of our control such as unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, or actions taken by institutions or investors. The impact of such matters will be considered in the reserving process when known. Refer to “Segment Results—Mortgage Origination Segment” and Notes 1 and 19 to the consolidated financial statements for further discussion of the methodology used in establishing the mortgage loan indemnification liability and changes during the relevant period thereof.

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

	December 31, 2023
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,037,906	$1,360,570	$1,890,126	$703,995	$606,344	$8,598,941
Securities	515,770	219,420	442,560	331,592	970,615	2,479,957
Federal funds sold and securities purchased under agreements to resell	1,661,581	—	—	—	—	1,661,581
Other interest sensitive assets	8,107	—	—	—	29,710	37,817
Total interest sensitive assets	6,223,364	1,579,990	2,332,686	1,035,587	1,606,669	12,778,296

Interest sensitive liabilities:
Interest bearing checking	$6,430,544	$—	$—	$—	$—	$6,430,544
Savings	259,745	—	—	—	—	259,745
Time deposits	615,486	552,468	44,074	52,308	—	1,264,336
Notes payable and other borrowings	459,877	91	299	403	1,729	462,399
Total interest sensitive liabilities	7,765,652	552,559	44,373	52,711	1,729	8,417,024

Interest sensitivity gap	$(1,542,288)	$1,027,431	$2,288,313	$982,876	$1,604,940	$4,361,272

Cumulative interest sensitivity gap	$(1,542,288)	$(514,857)	$1,773,456	$2,756,332	$4,361,272

Percentage of cumulative gap to total interest sensitive assets	(12.07)%	(4.03)%	13.88%	21.57%	34.13%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2023 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$36,419	9.05%	$228,115	15.12%
+100	$19,731	4.90%	$139,016	9.22%
-50	$(10,352)	(2.57)%	$(97,002)	(6.43)%
-100	$(20,980)	(5.21)%	$(210,224)	(13.94)%
-200	$(43,972)	(10.92)%	$(455,595)	(30.20)%

The projected changes in the table above were in compliance with established internal policy guidelines, with the exception of the estimated change in economic value of equity impact based on a -200 basis points change in interest rates which marginally exceeded management’s internal policy limit. These projected changes are based on numerous assumptions. Upon implementation of pending assumption updates based on the expected transition into the next interest rate cycle, management anticipates that over time the estimated change in economic value of equity impact will return to compliance with established internal policy limit. Furthermore, the projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

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

	December 31, 2023
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$5,672	$36,163	$46,271	$92,784	$180,890
U.S. government and government agency obligations	4,124	10,971	(7,007)	218,549	226,637
Corporate obligations	4,903	37,895	13,657	19,732	76,187
Total debt securities	14,699	85,029	52,921	331,065	483,714
Corporate equity securities	—	—	—	—	—
Other	(2,662)	—	—	—	(2,662)
	$12,037	$85,029	$52,921	$331,065	$481,052

Weighted average yield
Municipal obligations	0.51%	0.49%	1.86%	3.38%	2.43%
U.S. government and government agency obligations	0.42%	4.43%	3.76%	5.75%	5.49%
Corporate obligations	4.60%	5.68%	3.38%	3.12%	4.43%

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

Collateral underlying margin loans to customers and correspondents and with respect to securities lending activities is marked to market daily and additional collateral is required, as necessary.

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

Consolidated

At December 31, 2023, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $350 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on any outstanding variable rate debt would not be expected to have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at December 31, 2023 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+200	$50,675	11.20%
+100	$26,814	5.92%
-50	$(13,740)	(3.04)%
-100	$(27,726)	(6.13)%
-200	$(57,406)	(12.68)%

The projected changes in the table above were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This assessment included controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023, and issued an unqualified opinion thereon as stated in their report, which appears on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.3

Fourth Amended and Restated Bylaws of Hilltop Holdings Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2023 (File No. 001-31987) and incorporated herein by reference).

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

10.2.7†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2021 (filed as Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2021 (File No. 001-31987) and incorporated herein by reference).

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

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Clawback Policy.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

†Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: February 14, 2024	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	February 14, 2024
Jeremy B. Ford	(Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 14, 2024
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Chief Accounting Officer	February 14, 2024
Keith E. Bornemann	(Principal Accounting Officer)

/s/ Rhodes Bobbitt	Director	February 14, 2024
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Chairman of Audit Committee	February 14, 2024
Tracy A. Bolt

/s/ J. Taylor Crandall	Director	February 14, 2024
J. Taylor Crandall

/s/ Hill A. Feinberg	Director	February 14, 2024
Hill A. Feinberg

/s/ Gerald J. Ford	Chairman of the Board	February 14, 2024
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 14, 2024
J. Markham Green

/s/ Charlotte Jones	Director	February 14, 2024
Charlotte Jones

Director
Lee Lewis

/s/ W. Robert Nichols, III	Director	February 14, 2024
W. Robert Nichols, III

/s/ Thomas C. Nichols	Director	February 14, 2024
Thomas C. Nichols

/s/ Kenneth D. Russell	Director	February 14, 2024
Kenneth D. Russell

/s/ A. Haag Sherman	Director and Audit Committee Member	February 14, 2024
A. Haag Sherman

/s/ Jonathan S. Sobel	Director	February 14, 2024
Jonathan S. Sobel

/s/ Robert Taylor, Jr.	Director	February 14, 2024
Robert Taylor, Jr.

Director
Carl B. Webb

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses for Loans Held for Investment – Collectively Evaluated

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $111 million as of December 31, 2023. Management’s allowance for credit losses for collectively evaluated loans is an estimate of expected losses over the lifetime of a loan within the Company’s existing loans held for investment portfolio and is based on historical experience, current conditions and reasonable and supportable forecasts. The credit loss estimation process considers the characteristics of the Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for collectively evaluated loans is calculated using statistical credit factors, including probabilities of default (“PD”) and loss given default (“LGD”), to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. As described by management, one of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. Management utilizes a single macroeconomic alternative scenario published by a third-party that reflects the U.S. economic outlook. This alternative scenario utilizes multiple economic variables in forecasting the economic outlook. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product (GDP) growth rates and unemployment rate assumptions. Management also considers adjustments for certain conditions in the Company’s allowance for credit losses estimate qualitatively where they have not been measured directly in management’s collective assessments.

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

Valuation of Mortgage Servicing Rights

As described in Notes 1, 3 and 10 to the consolidated financial statements, the Company measures its residential mortgage servicing rights asset at fair value, which totaled $97 million as of December 31, 2023. Management estimates the fair value of residential mortgage servicing rights by valuing the projected net servicing cash flows, which are then discounted to estimate fair value using a discounted cash flow model. The significant unobservable inputs related to the valuation of residential mortgage servicing rights are the discount rate and the constant prepayment rate assumptions. As disclosed by management, the model assumptions and the mortgage servicing rights fair value estimates are compared to observable trades of similar portfolios as well as to broker valuations and industry surveys, as available.

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

February 14, 2024

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Cash and due from banks	$1,858,700	$1,579,512
Federal funds sold	650	650
Assets segregated for regulatory purposes	57,395	67,737
Securities purchased under agreements to resell	80,011	118,070
Securities:
Trading, at fair value	515,991	755,032
Available for sale, at fair value, net (amortized cost of $1,621,747 and $1,788,557, respectively)	1,507,595	1,658,766
Held to maturity, at amortized cost, net (fair value of $731,858 and $785,335, respectively)	812,677	875,532
Equity, at fair value	321	200
	2,836,584	3,289,530

Loans held for sale	943,846	982,616
Loans held for investment, net of unearned income	8,079,745	8,092,673
Allowance for credit losses	(111,413)	(95,442)
Loans held for investment, net	7,968,332	7,997,231

Broker-dealer and clearing organization receivables	1,573,931	1,038,055
Premises and equipment, net	168,856	184,950
Operating lease right-of-use assets	88,580	102,443
Mortgage servicing rights	96,662	100,825
Other assets	517,545	518,899
Goodwill	267,447	267,447
Other intangible assets, net	8,457	11,317
Total assets	$16,466,996	$16,259,282

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,007,101	$3,968,862
Interest-bearing	8,056,091	7,346,887
Total deposits	11,063,192	11,315,749

Broker-dealer and clearing organization payables	1,430,734	966,470
Short-term borrowings	900,038	970,056
Securities sold, not yet purchased, at fair value	34,872	53,023
Notes payable	347,145	346,654
Operating lease liabilities	109,002	126,759
Other liabilities	431,684	417,042
Total liabilities	14,316,667	14,195,753
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 65,153,092 and 64,684,625 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	652	647
Additional paid-in capital	1,054,662	1,046,331
Accumulated other comprehensive loss	(121,505)	(133,531)
Retained earnings	1,189,222	1,123,636
Deferred compensation employee stock trust, net	228	481
Employee stock trust (10,290 and 22,566 shares, at cost, at December 31, 2023 and December 31, 2022, respectively)	(292)	(640)
Total Hilltop stockholders' equity	2,122,967	2,036,924
Noncontrolling interests	27,362	26,605
Total stockholders' equity	2,150,329	2,063,529
Total liabilities and stockholders' equity	$16,466,996	$16,259,282

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Loans, including fees	$542,274	$416,207	$404,312
Securities borrowed	71,924	44,414	61,667
Securities:
Taxable	108,250	75,805	47,633
Tax-exempt	10,763	10,013	9,766
Other	105,164	44,677	6,595
Total interest income	838,375	591,116	529,973

Interest expense:
Deposits	223,179	50,412	23,624
Securities loaned	65,175	38,570	50,974
Short-term borrowings	57,857	20,893	9,065
Notes payable	15,448	16,141	21,386
Junior subordinated debentures	—	—	1,558
Other	9,869	6,125	384
Total interest expense	371,528	132,141	106,991

Net interest income	466,847	458,975	422,982
Provision for (reversal of) credit losses	18,392	8,309	(58,213)
Net interest income after provision for (reversal of) credit losses	448,455	450,666	481,195

Noninterest income:
Net gains from sale of loans and other mortgage production income	172,150	302,384	825,960
Mortgage loan origination fees	144,539	149,598	160,011
Securities commissions and fees	121,875	139,122	143,827
Investment and securities advisory fees and commissions	134,327	127,399	152,443
Other	156,082	113,957	128,034
Total noninterest income	728,973	832,460	1,410,275

Noninterest expense:
Employees' compensation and benefits	678,310	773,688	1,007,235
Occupancy and equipment, net	89,326	97,115	100,602
Professional services	49,100	48,495	54,270
Other	211,573	207,701	225,291
Total noninterest expense	1,028,309	1,126,999	1,387,398

Income before income taxes	149,119	156,127	504,072
Income tax expense	31,140	36,833	117,976
Net income	117,979	119,294	386,096
Less: Net income attributable to noncontrolling interest	8,333	6,160	11,601
Income attributable to Hilltop	$109,646	$113,134	$374,495

Earnings per common share:
Basic	$1.69	$1.61	$4.64
Diluted	$1.69	$1.60	$4.61

Weighted average share information:
Basic	65,043	70,434	80,708
Diluted	65,045	70,626	81,173

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$117,979	$119,294	$386,096
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(1,734), $4,874, and $849, respectively	(5,691)	16,226	6,205
Net unrealized gains (losses) on securities available-for-sale, net taxes of $3,762, $(25,809), and $(10,146), respectively	11,872	(89,136)	(34,115)
Reclassification adjustment for gains (losses) included in net income, net taxes of $1, $3, and $(21), respectively	4	10	(72)
Adjustment for unrealized losses on securities transferred from available-for sale to held-to-maturity, net taxes of $0, $(17,033), and $0, respectively	—	(56,690)	—
Amortization of unrealized losses on securities transferred from available-for-sale to held-maturity, net of tax $1,755, $1,886 and $0, respectively	5,841	6,278	—
Comprehensive income (loss)	130,005	(4,018)	358,114
Less: comprehensive income attributable to noncontrolling interest	8,333	6,160	11,601

Comprehensive income (loss) applicable to Hilltop	$121,672	$(10,178)	$346,513

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2020	82,185	$822	$1,317,929	$17,763	$986,792	$771	7	$(138)	$2,323,939	$26,708	$2,350,647
Net income	—	—	—	—	374,495	—	—	—	374,495	11,601	386,096
Other comprehensive loss	—	—	—	(27,982)	—	—	—	—	(27,982)	—	(27,982)
Stock-based compensation expense	—	—	16,927	—	—	—	—	—	16,927	—	16,927
Common stock issued to board members	17	—	602	—	—	—	—	—	602	—	602
Issuance of common stock related to share-based awards, net	396	3	(2,711)	—	—	—	—	—	(2,708)	—	(2,708)
Repurchases of common stock	(3,633)	(35)	(58,301)	—	(65,295)	—	—	—	(123,631)	—	(123,631)
Dividends on common stock ($0.48 per share)	—	—	—	—	(38,978)	—	—	—	(38,978)	—	(38,978)
Deferred compensation plan	—	—	—	—	—	(19)	(1)	23	4	—	4
Adoption of accounting standards	—	—	—	—	—	—	—	—	—	—	—
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(11,774)	(11,774)
Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	113,134	—	—	—	113,134	6,160	119,294
Other comprehensive loss	—	—	—	(123,312)	—	—	—	—	(123,312)	—	(123,312)
Stock-based compensation expense	—	—	15,027	—	—	—	—	—	15,027	—	15,027
Common stock issued to board members	22	—	599	—	—	—	—	—	599	—	599
Issuance of common stock related to share-based awards, net	567	5	(5,102)	—	—	—	—	—	(5,097)	—	(5,097)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.60 per share)	—	—	—	—	(42,963)	—	—	—	(42,963)	—	(42,963)
Deferred compensation plan	—	—	—	—	—	(271)	17	(525)	(796)	—	(796)
Adoption of accounting standards	—	—	—	—	—	—	—	—	—	—	—
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,090)	(6,090)
Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	109,646	—	—	—	109,646	8,333	117,979
Other comprehensive income	—	—	—	12,026	—	—	—	—	12,026	—	12,026
Stock-based compensation expense	—	—	14,967	—	—	—	—	—	14,967	—	14,967
Common stock issued to board members	17	—	548	—	—	—	—	—	548	—	548
Issuance of common stock related to share-based awards, net	616	7	(4,542)	—	—	—	—	—	(4,535)	—	(4,535)
Repurchases of common stock	(165)	(2)	(2,642)	—	(2,456)	—	—	—	(5,100)	—	(5,100)
Dividends on common stock ($0.64 per share)	—	—	—	—	(41,604)	—	—	—	(41,604)	—	(41,604)
Deferred compensation plan	—	—	—	—	—	(253)	(13)	348	95	—	95
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7,576)	(7,576)
Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$117,979	$119,294	$386,096
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	18,392	8,309	(58,213)
Depreciation, amortization and accretion, net	19,630	32,625	24,628
Equity in undistributed earnings of merchant banking subsidiaries	(9,062)	(3,486)	1,210
Deferred income taxes	7,004	8,184	(7,077)
Other, net	14,185	15,257	18,580
Net change in securities purchased under agreements to resell	38,059	192	(37,943)
Net change in trading securities	239,041	(107,034)	46,257
Net change in broker-dealer and clearing organization receivables	(448,825)	936,861	(564,404)
Net change in other assets	25,016	(7,134)	1,975
Net change in broker-dealer and clearing organization payables	413,622	(734,242)	129,495
Net change in other liabilities	(2,942)	54,123	(212,408)
Net change in securities sold, not yet purchased	(18,151)	(43,563)	16,797
Proceeds from sale of mortgage servicing rights asset	19,055	65,108	142,558
Change in valuation of mortgage servicing rights asset	12,467	(21,969)	(7,373)
Net gains from sales of loans	(172,150)	(302,384)	(825,960)
Loans originated for sale	(9,485,477)	(14,214,874)	(26,933,574)
Proceeds from loans sold	9,655,180	15,384,181	28,644,978
Net cash provided by operating activities	443,023	1,189,448	765,622
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	68,882	95,603	43,695
Proceeds from sales, maturities and principal reductions of securities available for sale	249,520	329,558	621,984
Purchases of securities held to maturity	—	(13,180)	—
Purchases of securities available for sale	(65,165)	(768,461)	(1,343,763)
Purchases of equity securities	(19,914)	(30)	—
Net change in loans held for investment	(71,419)	(515,326)	125,315
Purchases of premises and equipment and other assets	(8,488)	(9,798)	(24,751)
Proceeds from sales of premises and equipment and other real estate owned	4,260	4,544	24,353
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	662	(212)	(107)
Net cash provided by (used in) investing activities	158,338	(877,302)	(553,274)
Financing Activities
Net change in deposits	(201,915)	(1,278,916)	1,555,190
Net change in short-term borrowings	(70,929)	108,369	163,735
Proceeds from notes payable	490,151	821,570	976,119
Payments on notes payable	(490,151)	(863,284)	(1,037,652)
Payments to repurchase common stock	(5,100)	(442,336)	(123,631)
Dividends paid on common stock	(41,604)	(42,963)	(38,978)
Net cash distributed to noncontrolling interest	(7,576)	(6,090)	(11,774)
Other, net	(5,391)	(5,860)	(3,397)
Net cash used in financing activities	(332,515)	(1,709,510)	1,479,612

Net change in cash, cash equivalents and restricted cash	268,846	(1,397,364)	1,691,960
Cash, cash equivalents and restricted cash, beginning of year	1,647,899	3,045,263	1,353,303
Cash, cash equivalents and restricted cash, end of year	$1,916,745	$1,647,899	$3,045,263

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,858,700	$1,579,512	$2,823,138
Federal funds sold	650	650	385
Assets segregated for regulatory purposes	57,395	67,737	221,740
Total cash, cash equivalents and restricted cash	$1,916,745	$1,647,899	$3,045,263
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$357,403	$128,414	$110,108
Cash paid for income taxes, net of refunds	$19,060	$15,088	$136,183
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$5,638	$1,251	$3,561
Additions to mortgage servicing rights	$27,359	$56,974	$78,433

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Momentum Independent Network Inc. (“Momentum Independent Network” and collectively with Hilltop Securities, the “Hilltop Broker-Dealers”) and Hilltop Securities Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), Momentum Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 17 to the consolidated financial statements and are collectively referred to as the “Hilltop Plaza Entities.”

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

The Company follows applicable regulatory guidance when measuring past due status. The Company uses the actual days elapsed since the payment due date of the loan to determine delinquency. In response to the pandemic, the Company allowed modifications, such as payment deferrals for up to 90 days and temporary forbearance, to credit-worthy borrowers who were experiencing temporary hardship due to the effects of the pandemic. These modifications generally met the criteria of the Economic Security Act (“CARES Act”) passed in March 2020. Therefore, the Company did not account for such loan modifications as troubled debt restructurings (“TDRs”) through January 1, 2022 when the provisions expired, nor were loans granted payment deferrals related to the pandemic reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). The Company elected to accrue and recognize interest income on these modifications during the payment deferral period.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Commercial and Industrial and Commercial Real Estate Loans. The Company assesses the credit quality of the borrower and assigns an internal risk rating by loan type for the commercial and industrial and commercial real estate portfolios. Internal risk ratings are assigned at origination or acquisition, and if necessary, adjusted for changes in credit quality over the life of the exposure. In assessing the internal PD risk rating of the loan or related unfunded commitments, the Company separately evaluates owner and non-owner occupied real estate. The borrower’s financial statements may be used to evaluate amounts and sources of repayments, debt service coverage, debt capacity, and quality of earnings. Other non-financial metrics are also evaluated including the geographies and industries within which it operates, its management strength, and its reputation and historical experience. The internal LGD risk rating also considers assessment of collateral quality and current loan to value, collateral type and loan seniority, covenant strength and performance, as well as any individual, corporate, or government guarantees.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of lease payments. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent the future rental expenses associated with operating leases, and the incremental borrowing rates are based on publicly available interest rates. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised. Rental expense for lease payments is recognized on a straight-line basis over the lease term and is included in occupancy and equipment, net within the Company’s consolidated statements of operations.

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

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.5 million, $0.5 million and $0.4 million during 2023, 2022 and 2021, respectively, were amortized and included in interest expense within the consolidated statements of operations. In May 2020 and April 2015, debt issuance costs of $3.2 million and $1.9 million, respectively, were capitalized in connection with Hilltop’s issuance of the Subordinated Notes due 2030 and 2035 (defined hereafter) and the 5% senior notes due 2025 (defined hereafter), respectively.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets acquired, is allocated to reportable business segments and tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount should be assessed. The Company performs required annual impairment tests of its

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

goodwill as of October 1st for each of its reporting units, which aligns with the Company’s reportable business segments. Goodwill is assigned to business segments at the date the goodwill is initially recorded. Once goodwill has been assigned to business segments, it no longer retains its association with a particular acquisition, and all of the activities within a business segment, whether acquired or internally generated, are available to support the value of the goodwill. The goodwill impairment test requires the Company to make judgments in determining what assumptions to use in the calculation. The process consists of estimating the fair value of each reportable business segment based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the business segment, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the business segment’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that business segment.

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

Derivative Financial Instruments

The Company enters into various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. The Company’s derivative financial instruments also include interest rate lock commitments (“IRLCs”) executed with its customers that allow those customers to obtain a mortgage loan on a future date at an agreed-upon interest rate. The IRLCs, forward commitments, interest rate swaps, U.S. Treasury bond futures and options, futures

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

contracts, credit default swaps and municipal market data (“MMD”) rate locks meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC.

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

Certain financial instruments, including resale and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company generally enters into master netting agreements and collateral agreements with its counterparties. These agreements provide the Company with the right, in the event of a default by the counterparty, to net a counterparty’s rights and obligations under the agreement, and to liquidate and set off collateral against any net amount owed by the counterparty. The Company presents required disclosures related to collateral and derivative positions on a gross basis.

Revenue from Contracts with Customers

Certain activities primarily within the Company’s banking and broker-dealer segments are subject to the provisions of ASC 606, Revenue from Contracts with Customers.

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

The Company’s broker-dealer segment has four primary lines of business: (i) public finance services, (ii) structured finance, (iii) fixed income services and (iv) wealth management, which includes retail, clearing services and securities lending groups. Revenue from contracts with customers subject to the guidance in ASC 606 from the broker-dealer segment is included within the securities commissions and fees and investment and securities advisory fees and commissions line items within the consolidated statements of operations. Revenue from contracts with customers includes commission income and fees from investment banking and asset management services. The recognition and measurement of revenue is based on the assessment of individual contract terms. Significant judgement is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the broker-dealer’s progress under the contact; whether revenue should be presented gross or net of certain costs; and whether constraints on variable consideration should be applied due to uncertain future events. The recognition of revenue within the broker-dealer segment is further evaluated as follows.

Investment and securities advisory fees and commissions

Financial advisory. Revenue from financial advisory service contracts is earned from services related to bond issuances. Under financial advisory agreements, the broker-dealer provides public finance services for school districts, municipality and government agencies to meet their financing needs such as assisting with the issuance of debt, advising on an on-going basis and providing disclosure statements. The fee is either fixed or calculated based on the par value of the bond issuance. Revenue is recognized when the performance obligation for the transaction is satisfied, which is typically the bond issuance date.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Money Market and Bank-Insured Fund Fees. The broker-dealer earns revenue for placing clients’ deposits in money market funds and brokerage sweep programs with third-party and affiliate banks. The amounts earned from these funds and banks are impacted by short-term interest rates. The performance obligations with the funds and financial institutions that participate in these programs are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The revenue is earned daily and settled monthly based on a rate applied, as a percentage, of the deposits placed.

Underwriting. The broker-dealer underwrites securities for business entities and governmental entities that want to raise funds through a sale of securities. Revenues are earned from fees arising from securities offerings in which the broker-dealer acts as the underwriter. Revenue is recognized on the trade date (the date on which the broker-dealer purchases the securities from the issuer) for the portion the broker-dealer is contracted to buy. The broker-dealer believes that the trade date is the appropriate point in time to recognize revenue for securities underwriting transactions, as there are no significant actions which the broker-dealer need to take subsequent to this date and the issuer obtains the control and benefit of the capital markets offering at that point.

Securities commissions and fees

Commissions. The broker-dealer buys and sells securities on behalf of its customers. Each time a customer enters a buy or sell transaction, the broker-dealer charges a commission. Commissions and related clearing expenses are recorded on the trade date (the date the broker-dealer fills the trade order by finding and contracting with a counterparty and confirms the trade with the customer). Commissions and fees revenue is generally recognized at a point in time upon the delivery of contracted services based on a predefined contractual amount or on the trade date for trade execution services based on prevailing market prices and internal and regulatory guidelines.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis and book basis of assets and liabilities reported in the accompanying consolidated balance sheets. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Interest and penalties incurred related to tax matters are charged to other interest expense or other noninterest expense, respectively. The revaluation of deferred tax assets as a result of enacted tax rate changes, is recognized within income tax expense in the period of enactment.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Cash, Cash Equivalents and Restricted Cash

For the purpose of presentation in the consolidated statements of cash flows, cash, cash equivalents and restricted cash are defined as the amounts included in the consolidated balance sheet captions “Cash and due from banks,” “Federal funds sold” and “Assets segregated for regulatory purposes.” Cash equivalents have original maturities of three months or less.

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

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method because there were no instruments which qualified as participating securities during 2023, 2022 or 2021.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During, 2023, 2022 and 2021, restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2023

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02 to eliminate the recognition and measurement guidance on TDRs for creditors, and require enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The amendments are effective in periods beginning after December 15, 2022 using

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

either a prospective or modified retrospective transition. The Company adopted the provisions of ASU 2022-02 as of January 1, 2023 on a prospective basis. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Issued But Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05 to require joint ventures to initially measure all contributions received and liabilities assumed upon its formation at fair value. The guidance is applicable to joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In October 2023, the FASB issued ASU 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The amendments will be effective on the date the SEC removes related disclosure requirements from Regulation S-X or Regulation S-K. If by June 30, 2027, the SEC has not removed the applicable disclosure requirements, the pending amendments will not become effective. Early adoption is prohibited. The Company does not expect the future adoption of this amendment to have a material impact on its consolidated financial statements since the Company is currently subject to the SEC’s disclosure and presentation requirements under Regulation S-X and Regulation S-K.

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures of significant expense and segment profitability categories and amounts for each of the Company’s reportable business segments. The amendments are effective in annual periods beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In December 2023, the FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on it future consolidated statements.

T

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2023 and 2022, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $822.2 million and $855.7 million, respectively, and the unpaid principal balance of those loans was $802.3 million and $850.3 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Available For Sale Securities — Most securities available for sale are reported at fair value using Level 2 inputs. The Company obtains fair value measurements from independent pricing services. As the Company is responsible for the determination of fair value, control processes are designed to ensure that the fair values received from independent pricing services are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

prevailing market conditions. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the financial instruments’ terms and conditions, among other things. The fair value of certain available for sale securities by the Company’s merchant bank subsidiary are measured using the income approach with Level 3 inputs. The fair value of such financial instruments are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

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

Loans Held for Investment —The fair value of certain loans held for investment by the Company’s merchant bank subsidiary are measured, under the provisions of the Fair Value Option, using the income approach with Level 3 inputs. The fair value of such loans are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

Derivatives — Derivatives, which are included in other assets and liabilities within the Company’s consolidated balance sheets, are reported at fair value using either Level 2 or Level 3 inputs. The Bank uses dealer quotes to value interest rate swaps, forward purchase commitments and forward sale commitments executed for both hedging and non-hedging purposes. PrimeLending and the Hilltop Broker-Dealers use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and the Hilltop Broker-Dealers issue forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale,” above. The Hilltop Broker-Dealers determine the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending also uses dealer quotes to value futures contracts and U.S. Treasury bond futures and options used to hedge interest rate risk, and the Hilltop Broker-Dealers use dealer quotes to value U.S. Treasury bond futures and options, futures contracts, credit default swaps and MMD rate locks, used to hedge changes in the fair value of its securities. The fair value of certain derivatives by the Company’s merchant bank subsidiary are measured using Level 3 inputs based upon estimates of expected cash flows using unobservable inputs, including management’s knowledge of underlying collateral.

MSR Asset — The MSR asset is reported at fair value, under the provisions of the Fair Value Option, using Level 3 inputs. The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 10 to the consolidated financial statements.

Equity Investments — The Company has elected to measure certain equity investments by the Company’s merchant bank subsidiary under the provisions of the Fair Value Option using Level 3 inputs to mitigate volatility in reported earnings changes in fair value and better align with merchant bank investment strategy. Changes in fair value are reported within other noninterest income in the accompanying consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities Sold, Not Yet Purchased — Securities sold, not yet purchased are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed above for trading and available for sale securities.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2023	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,929	$507,062	$—	$515,991
Available for sale securities	—	1,483,177	24,418	1,507,595
Equity securities	321	—	—	321
Loans held for sale	—	784,158	38,036	822,194
Loans held for investment	—	—	10,858	10,858
Derivative assets	—	76,778	820	77,598
MSR asset	—	—	96,662	96,662
Equity investments	—	—	19,540	19,540
Securities sold, not yet purchased	14,027	20,845	—	34,872
Derivative liabilities	—	27,106	—	27,106

	Level 1	Level 2	Level 3	Total
December 31, 2022	Inputs	Inputs	Inputs	Fair Value
Trading securities	$15,456	$739,576	$—	$755,032
Available for sale securities	—	1,658,766	—	1,658,766
Equity securities	200	—	—	200
Loans held for sale	—	814,990	40,707	855,697
Loans held for investment	—	—	9,181	9,181
Derivative assets	—	88,977	—	88,977
MSR asset	—	—	100,825	100,825
Securities sold, not yet purchased	25,506	27,517	—	53,023
Derivative liabilities	—	11,405	—	11,405

The following table includes a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
						Included in
	Balance,			Transfers		Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2023
Available for sale securities	$—	$25,919	$—	$—	$—	$(1,501)	$24,418
Loans held for sale	40,707	80,417	(61,522)	(1,008)	(20,558)	—	38,036
Loans held for investment	9,181	—	—	—	1,677	—	10,858
Derivative assets	—	782	—	—	38	—	820
MSR asset	100,825	27,359	(19,055)	—	(12,467)	—	96,662
Equity investment	—	19,540	—	—	—	—	19,540
Total	$150,713	$154,017	$(80,577)	$(1,008)	$(31,310)	$(1,501)	$190,334

Year ended December 31, 2022
Loans held for sale	$47,716	$52,058	$(48,900)	$5,587	$(15,754)	$—	$40,707
Loans held for investment	—	9,611	(562)	—	132	—	9,181
MSR asset	86,990	56,974	(65,108)	—	21,969	—	100,825
Total	$134,706	$118,643	$(114,570)	$5,587	$6,347	$—	$150,713

Year ended December 31, 2021
Loans held for sale	$71,816	$56,480	$(76,166)	$(4,139)	$(275)	$—	$47,716
MSR asset	143,742	78,433	(142,558)	—	7,373	—	86,990
Total	$215,558	$134,913	$(218,724)	$(4,139)	$7,098	$—	$134,706

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at December 31, 2023.

For material Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows.

				Range (Weighted-Average)
Financial instrument	Fair Value	Valuation Technique	Unobservable Inputs	December 31, 2023				December 31, 2022
Available for sale securities	$11,983	Discounted cash flow	Discount rate	14.25	-	15.50%		—	-	—
	12,435	Recent transaction	Recent transaction

Loans held for sale	38,036	Market comparable	Projected price	78	-	92%	(90%)	88	-	95%	(89%)

Loans held for investment	10,858	Discounted cash flow	Discount rate			10.00%					11.88%

Derivative assets	820	Discounted cash flow	Discount rate			15.00%					—

MSR asset	96,662	Discounted cash flow	Constant prepayment rate			8.65%					8.14%
			Discount rate			11.67%					12.10%

Equity investments	19,540	Recent transaction	Recent transaction

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

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Net	Other	Total	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Loans held for sale	$14,426	$—	$14,426	$(48,916)	$—	$(48,916)	$(55,442)	$—	$(55,442)
Loans held for investment	565	—	565	(660)	—	(660)	—	—	—
MSR asset	(12,467)	—	(12,467)	21,969	—	21,969	7,373	—	7,373

The Company determines the fair value of OREO on a non-recurring basis. In particular, the fair value of properties are determined at their respective acquisition date fair values. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. At December 31, 2023 and 2022, the estimated fair value of OREO was $5.1 million and $2.3 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded total losses of $0.1 million, $0.1 million and $1.2 million during 2023, 2022 and 2021, respectively, which represent a change in fair value subsequent to initial recognition of the asset.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2023	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,859,350	$1,859,350	$—	$—	$1,859,350
Assets segregated for regulatory purposes	57,395	57,395	—	—	57,395
Securities purchased under agreements to resell	80,011	—	80,011	—	80,011
Held to maturity securities	812,677	—	731,858	—	731,858
Loans held for sale	121,652	—	99,358	22,882	122,240
Loans held for investment, net	7,957,474	—	344,172	7,696,393	8,040,565
Broker-dealer and clearing organization receivables	1,573,931	—	1,573,931	—	1,573,931
Other assets	74,613	—	74,613	—	74,613

Financial liabilities:
Deposits	11,063,192	—	11,045,957	—	11,045,957
Broker-dealer and clearing organization payables	1,430,734	—	1,430,734	—	1,430,734
Short-term borrowings	900,038	—	900,038	—	900,038
Debt	347,145	—	319,505	—	319,505
Other liabilities	24,280	—	24,280	—	24,280

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2022	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,580,162	$1,580,162	$—	$—	$1,580,162
Assets segregated for regulatory purposes	67,737	67,737	—	—	67,737
Securities purchased under agreements to resell	118,070	—	118,070	—	118,070
Held to maturity securities	875,532	—	785,335	—	785,335
Loans held for sale	126,919	—	82,684	42,908	125,592
Loans held for investment, net	7,988,050	—	431,223	7,434,038	7,865,261
Broker-dealer and clearing organization receivables	1,038,055	—	1,038,055	—	1,038,055
Other assets	77,052	—	75,386	1,666	77,052

Financial liabilities:
Deposits	11,315,749	—	11,295,153	—	11,295,153
Broker-dealer and clearing organization payables	966,470	—	966,470	—	966,470
Short-term borrowings	970,056	—	970,056	—	970,056
Debt	346,654	—	350,104	—	350,104
Other liabilities	5,410	—	5,410	—	5,410

The Company held equity investments other than securities of $59.2 million and $57.6 million at December 31, 2023 and 2022, respectively, which are included within other assets in the consolidated balance sheets. Of the $59.2 million of such equity investments held at December 31, 2023, $6.6 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments (in thousands).

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$27,264	$16,817
Additional investments	374	11,000
Upward adjustments	611	916
Impairments and downward adjustments	(5,056)	(1,469)
Other	(16,586)	—
Balance, end of year	$6,607	$27,264

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2023	2022
U.S. Treasury securities	$3,736	$10,466
U.S. government agencies:
Bonds	12,867	20,878
Residential mortgage-backed securities	124,768	214,100
Collateralized mortgage obligations	86,281	182,717
Other	13,079	—
Corporate debt securities	37,569	42,685
States and political subdivisions	180,890	260,271
Private-label securitized product	47,768	9,265
Other	9,033	14,650
Totals	$515,991	$755,032

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $34.9 million and $53.0 million at December 31, 2023 and 2022, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,985	$—	$(368)	$4,617
U.S. government agencies:
Bonds	166,617	360	(811)	166,166
Residential mortgage-backed securities	389,160	25	(39,315)	349,870
Commercial mortgage-backed securities	200,236	468	(8,958)	191,746
Collateralized mortgage obligations	797,876	291	(61,686)	736,481
Corporate debt securities	25,919	—	(1,501)	24,418
States and political subdivisions	36,954	39	(2,696)	34,297
Totals	$1,621,747	$1,183	$(115,335)	$1,507,595

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,655	$3	$(514)	$19,144
U.S. government agencies:
Bonds	202,834	323	(900)	202,257
Residential mortgage-backed securities	455,121	12	(48,775)	406,358
Commercial mortgage-backed securities	183,266	65	(7,832)	175,499
Collateralized mortgage obligations	887,521	—	(68,627)	818,894
States and political subdivisions	40,160	57	(3,603)	36,614
Totals	$1,788,557	$460	$(130,251)	$1,658,766

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$278,172	$—	$(25,765)	$252,407
Commercial mortgage-backed securities	172,879	—	(12,670)	160,209
Collateralized mortgage obligations	284,208	—	(37,189)	247,019
States and political subdivisions	77,418	149	(5,344)	72,223
Totals	$812,677	$149	$(80,968)	$731,858

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$301,583	$—	$(29,727)	$271,856
Commercial mortgage-backed securities	180,942	—	(14,935)	166,007
Collateralized mortgage obligations	314,705	—	(38,343)	276,362
States and political subdivisions	78,302	26	(7,218)	71,110
Totals	$875,532	$26	$(90,223)	$785,335

Additionally, the Company had unrealized net gains of $0.3 million and $0.1 million at December 31, 2023 and 2022 from equity securities with fair values of $0.3 million and $0.2 million at December 31, 2023 and 2022, respectively. The Company recognized net gains of $0.1 million during 2023 and net losses of $0.1 million during 2022 due to changes in the fair value of equity securities still held at the balance sheet date. During 2023 and 2022, net losses recognized from equity securities sold were nominal and $0.1 million, respectively.

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

	December 31, 2023			December 31, 2022
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,617	368	1	4,465	514
	1	4,617	368	1	4,465	514
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	28,988	103	15	98,246	388
Unrealized loss for twelve months or longer	20	112,502	708	3	15,263	512
	24	141,490	811	18	113,509	900
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	14	8,989	616	95	168,351	10,036
Unrealized loss for twelve months or longer	109	338,769	38,699	30	236,739	38,739
	123	347,758	39,315	125	405,090	48,775
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	10,413	282	11	79,337	2,047
Unrealized loss for twelve months or longer	18	162,470	8,676	8	86,923	5,785
	20	172,883	8,958	19	166,260	7,832
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	11,560	22	97	563,872	30,980
Unrealized loss for twelve months or longer	138	709,571	61,665	48	244,917	37,647
	140	721,131	61,687	145	808,789	68,627
Corporate debt securities:
Unrealized loss for less than twelve months	2	13,483	1,501	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	13,483	1,501	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	10	7,023	55	34	20,555	964
Unrealized loss for twelve months or longer	50	20,857	2,640	29	7,892	2,639
	60	27,880	2,695	63	28,447	3,603
Total available for sale:
Unrealized loss for less than twelve months	34	80,456	2,579	252	930,361	44,415
Unrealized loss for twelve months or longer	336	1,348,786	112,756	119	596,199	85,836
	370	$1,429,242	$115,335	371	$1,526,560	$130,251

	December 31, 2023			December 31, 2022
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	14	$59,089	$5,928
Unrealized loss for twelve months or longer	44	278,172	25,765	31	212,768	23,799
	44	278,172	25,765	45	271,857	29,727
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	30	163,172	14,483
Unrealized loss for twelve months or longer	31	160,208	12,670	1	2,834	452
	31	160,208	12,670	31	166,006	14,935
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	18	33,836	3,225
Unrealized loss for twelve months or longer	54	247,019	37,189	38	242,527	35,118
	54	247,019	37,189	56	276,363	38,343
States and political subdivisions:
Unrealized loss for less than twelve months	39	15,506	479	150	59,459	5,362
Unrealized loss for twelve months or longer	128	45,208	4,865	27	8,093	1,856
	167	60,714	5,344	177	67,552	7,218
Total held to maturity:
Unrealized loss for less than twelve months	39	15,506	479	212	315,556	28,998
Unrealized loss for twelve months or longer	257	730,607	80,489	97	466,222	61,225
	296	$746,113	$80,968	309	$781,778	$90,223

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at December 31, 2023 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$31,654	$31,518	$310	$310
Due after one year through five years	83,137	81,199	2,729	2,613
Due after five years through ten years	56,712	56,272	37,034	35,153
Due after ten years	62,972	60,509	37,345	34,147
	234,475	229,498	77,418	72,223

Residential mortgage-backed securities	389,160	349,870	278,172	252,407
Commercial mortgage-backed securities	200,236	191,746	172,879	160,209
Collateralized mortgage obligations	797,876	736,481	284,208	247,019
	$1,621,747	$1,507,595	$812,677	$731,858

During 2023, 2022 and 2021, the Company recognized net gains from its trading portfolio of $54.7 million, $23.7 million and $26.4 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $50.1 million, $21.0 million and $68.7 million during 2023, 2022 and 2021, respectively. During 2023 and 2022, the Company’s other realized losses on securities were nominal. During 2021, the Company’s other realized losses on securities were $0.1 million. All such net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $537.2 million and $778.6 million (with a fair value of $503.1 million and $717.6 million, respectively) at December 31, 2023 and 2022, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2023 and 2022.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	December 31,
	2023	2022
Commercial real estate:
Non-owner occupied	$1,889,882	$1,870,552
Owner occupied	1,422,234	1,375,321
Commercial and industrial	1,607,833	1,639,980
Construction and land development	1,031,095	980,896
1-4 family residential	1,757,178	1,767,099
Consumer	27,351	27,602
Broker-dealer (1)	344,172	431,223
	8,079,745	8,092,673
Allowance for credit losses	(111,413)	(95,442)
Total loans held for investment, net of allowance	$7,968,332	$7,997,231
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Non-accrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2023	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$6,125	$—	$799	$6,924	$1,882,958	$1,889,882	$—
Owner occupied	6,823	386	3,897	11,106	1,411,128	1,422,234	—
Commercial and industrial	3,348	1,496	2,074	6,918	1,600,915	1,607,833	—
Construction and land development	767	1,554	276	2,597	1,028,498	1,031,095	—
1-4 family residential	8,625	1,292	3,203	13,120	1,744,058	1,757,178	—
Consumer	28	4	5	37	27,314	27,351	—
Broker-dealer	—	—	—	—	344,172	344,172	—
	$25,716	$4,732	$10,254	$40,702	$8,039,043	$8,079,745	$—

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2022	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$567	$—	$235	$802	$1,869,750	$1,870,552	$—
Owner occupied	1,037	2,880	—	3,917	1,371,404	1,375,321	—
Commercial and industrial	609	82	5,598	6,289	1,633,691	1,639,980	49
Construction and land development	3,665	—	—	3,665	977,231	980,896	—
1-4 family residential	9,733	773	4,467	14,973	1,752,126	1,767,099	1
Consumer	177	7	14	198	27,404	27,602	1
Broker-dealer	—	—	—	—	431,223	431,223	—
	$15,788	$3,742	$10,314	$29,844	$8,062,829	$8,092,673	$51

In addition to the loans shown in the tables above, PrimeLending had $115.1 million and $92.0 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $115.7 million and $92.4 million, respectively) that were 90 days past due and accruing interest at December 31, 2023 and 2022, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	December 31, 2023			December 31, 2022			Interest Income Recognized
	With	With No		With	With No		Year Ended December 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2023	2022	2021
Commercial real estate:
Non-owner occupied	$33,728	$2,712	$36,440	$688	$562	$1,250	$592	$483	$378
Owner occupied	4,630	468	5,098	2,862	157	3,019	568	556	648
Commercial and industrial	5,216	4,286	9,502	3,727	5,368	9,095	1,840	1,099	2,585
Construction and land development	533	2,749	3,282	1	—	1	69	29	202
1-4 family residential	726	9,283	10,009	433	10,862	11,295	1,597	3,420	3,721
Consumer	6	—	6	14	—	14	—	—	(120)
Broker-dealer	—	—	—	—	—	—	—	—	—
	$44,839	$19,498	$64,337	$7,725	$16,949	$24,674	$4,666	$5,587	$7,414

At December 31, 2023 and 2022, $4.0 million and $4.8 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis increased from December 31, 2022 to December 31, 2023, by $39.7 million. The change in non-accrual loans was primarily due to increases in commercial real estate non-owner occupied of $35.2 million, construction and land development loans of $3.3 million and commercial real estate owner occupied loans of $2.1 million, partially offset by a decrease in 1-4 family residential of $1.3 million. The increase in commercial real estate non-owner occupied loans in non-accrual status was primarily due to the addition of a single credit relationship with a loan balance of $33.3 million. The increase in construction and land development loans in non-accrual status was primarily due to the addition of six credit relationships with an aggregate loan balance of $3.3 million, while the increase in commercial real estate owner occupied loans in non-accrual status was primarily due to the addition of three credit relationships with an aggregate loan balance of $4.2 million, partially offset by the foreclosure of one office property in Texas.

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

					Total
					Modifications as a
	Interest Rate	Term	Principal	Payment	% of Portfolio
Year Ended December 31, 2023	Reduction	Extension	Forgiveness	Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$33,680	$—	$—	1.8%
Owner occupied	—	2,183	—	—	0.2%
Commercial and industrial	510	17,921	—	2,776	1.3%
Construction and land development	—	13,001	—	—	1.3%
1-4 family residential	—	—	—	—	—%
Consumer	—	—	—	—	—%
Broker-dealer	—	—	—	—	—%
Total	$510	$66,785	$—	$2,776	0.9%

For 2023, there were no loans that experienced a default subsequent to being modified in the prior twelve months.

For those loans held for investment modified for borrowers experiencing financial difficulty, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
December 31, 2023	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$380	$—	$—	$380	$33,680
Owner occupied	—	—	11	11	11
Commercial and industrial	—	—	—	—	3,071
Construction and land development	—	—	—	—	257
1-4 family residential	—	—	—	—	—
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$380	$—	$11	$391	$37,019

The following table presents the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty for the year ended December 31, 2023 (in thousands).

	Weighted Average	Weighted Average
	Interest Rate	Term
	Reduction	Extension
	(in bps)	(in months)
Commercial real estate:
Non-owner occupied	—%	26
Owner occupied	—%	35
Commercial and industrial	0.5%	10
Construction and land development	—%	24
1-4 family residential	—%	—
Consumer	—%	—
Broker-dealer	—%	—
Total	0.5%	22

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Troubled Debt Restructurings

Information regarding TDRs granted during 2022 and 2021 that did not qualify for the CARES Act exemption is shown in the following table (dollars in thousands).

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Number of	Balance at	Balance at	Number of	Balance at	Balance at
	Loans	Extension	End of Year	Loans	Extension	End of Year
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Owner occupied	2	2,743	2,072	1	725	713
Commercial and industrial	1	873	734	—	—	—
Construction and land development	—	—	—	—	—	—
1-4 family residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—
	3	$3,616	$2,806	1	$725	$713

All of the loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured loans during 2022 or 2021.

At December 31, 2022 and 2021, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs. There were two TDRs totaling $2.2 million granted during the twelve months preceding December 31, 2022 for which a payment was at least 30 days past due. The $2.2 million included one commercial real estate owner occupied loan of $2.1 million and one 1-4 family residential loan of $0.1 million. There were no TDRs granted during the twelve months preceding December 31, 2021 for which a payment was at least 30 days past due.

The Company granted temporary forbearance to borrowers of a federally backed mortgage loan experiencing financial hardship due, directly or indirectly, to the pandemic. The CARES Act, which among other things, established the ability for financial institutions to grant a forbearance for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. As of December 31, 2022, PrimeLending had $43.8 million of loans subject to repurchase under a forbearance agreement related to delinquencies on or after April 1, 2020.

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

	Amortized Cost Basis by Origination Year							Loans
						2018 and		Converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$5,061	$31,277	$32,215	$17,723	$1,987	$5,279	$(24)	$184	$93,702
Internal Grade 4-7 (Pass normal risk)	195,842	255,185	361,991	102,838	73,746	44,490	35,471	16,633	1,086,196
Internal Grade 8-11 (Pass high risk and watch)	125,658	185,144	99,208	87,498	55,772	64,647	10,380	1,464	629,771
Internal Grade 12 (Special mention)	—	—	2,580	—	—	—	—	—	2,580
Internal Grade 13 (Substandard accrual)	6,366	11,666	13,988	2,537	5,943	693	—	—	41,193
Internal Grade 14 (Substandard non-accrual)	33,680	1,401	—	—	799	560	—	—	36,440
Current period gross charge-offs	—	—	—	—	—	34	—	—	34

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$52,893	$31,883	$112,234	$40,620	$17,401	$44,061	$3,586	$13,929	$316,607
Internal Grade 4-7 (Pass normal risk)	105,552	167,168	133,808	68,022	56,168	120,702	16,914	—	668,334
Internal Grade 8-11 (Pass high risk and watch)	52,860	95,474	78,508	82,518	23,988	61,858	4,880	—	400,086
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	2,518	2,746	4,252	6,718	5,825	9,952	98	—	32,109
Internal Grade 14 (Substandard non-accrual)	167	3,974	646	—	230	81	—	—	5,098
Current period gross charge-offs	—	—	—	—	—	977	—	—	977

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$15,861	$21,921	$44,523	$13,927	$19,430	$1,126	$24,540	$—	$141,328
Internal Grade 4-7 (Pass normal risk)	68,066	82,604	117,809	22,801	3,537	9,696	316,492	8,855	629,860
Internal Grade 8-11 (Pass high risk and watch)	120,945	121,349	39,160	35,535	5,287	6,676	240,601	1,807	571,360
Internal Grade 12 (Special mention)	—	—	—	—	—	—	642	—	642
Internal Grade 13 (Substandard accrual)	5,396	1,409	2,494	2,469	3,221	151	54,878	17,427	87,445
Internal Grade 14 (Substandard non-accrual)	256	287	131	3,146	—	933	1,251	3,498	9,502
Current period gross charge-offs	1,149	3,041	87	—	25	586	—	—	4,888

Construction and land development
Internal Grade 1-3 (Pass low risk)	$4,572	$6,128	$12,090	$—	$791	$315	$—	$—	$23,896
Internal Grade 4-7 (Pass normal risk)	236,906	163,975	112,911	37,943	782	1,731	23,118	—	577,366
Internal Grade 8-11 (Pass high risk and watch)	173,051	173,186	5,869	2,394	2,342	192	2,206	6,072	365,312
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	27,198	5,404	—	—	—	—	—	1,571	34,173
Internal Grade 14 (Substandard non-accrual)	276	3,006	—	—	—	—	—	—	3,282
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	3,890	—	—	—	—	883	—	—	4,773
FICO greater than 720	22,122	—	120	51	—	—	—	—	22,293
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	—	—	—	—	—	—	—	—	—
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$—	$1,447	$510	$751	$210	$23,350	$230	$—	$26,498
FICO between 620 and 720	8,043	16,787	11,956	6,016	4,791	24,903	1,224	196	73,916
FICO greater than 720	152,992	536,095	721,724	87,037	36,636	52,301	2,912	625	1,590,322
Substandard non-accrual	534	—	—	—	—	9,475	—	—	10,009
Other (1)	29,923	16,747	3,436	1,375	2,197	2,591	164	—	56,433
Current period gross charge-offs	—	—	—	—	—	73	—	—	73

Consumer
FICO less than 620	$878	$468	$39	$82	$6	$4	$369	$6	$1,852
FICO between 620 and 720	3,858	1,259	518	276	103	27	1,933	8	7,982
FICO greater than 720	3,890	2,815	842	361	56	—	2,720	1	10,685
Substandard non-accrual	—	—	—	—	—	6	—	—	6
Other (1)	4,498	1,623	218	281	25	14	167	—	6,826
Current period gross charge-offs	280	72	9	9	2	15	—	—	387

Total loans with credit quality measures	$1,463,752	$1,942,428	$1,913,780	$622,919	$321,273	$486,697	$744,752	$72,276	$7,567,877
Commercial and industrial (mortgage warehouse lending)									$156,838
Commercial and industrial (loans accounted for at fair value)									$10,858
Broker-dealer (margin loans and correspondent receivables)									$344,172
Total loans held for investment									$8,079,745

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any declines in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2023. In addition, as of December 31, 2023, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of December 31, 2023. While the Company believes it has an appropriate allowance for the existing loan portfolio at December 31, 2023, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of December 31, 2023, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in December 2023 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation persistently higher than the baseline as uneven supply chain and labor market conditions continue to reflect the impact of international armed conflicts, tighter lending standards resulting from bank failures earlier in 2023, and still elevated interest rates contribute to a mild U.S recession starting in the first quarter of 2024. Federal Reserve monetary policy maintains the elevated interest rates to a federal funds rate at the baseline target range of 5.25% to 5.50% into early 2024 and reverts to 3.5% by year end 2025. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During 2021, the decrease in the allowance reflected improvements in both realized economic results and the macroeconomic outlook and were significantly comprised of net reversals of credit losses on expected losses of collectively evaluated loans of $58.3 million. Such reversals were primarily due to improvements in both macroeconomic forecast assumptions and credit quality metrics on COVID impacted industry sector exposures. The net impact to the allowance of changes associated with individually evaluated loans during 2021 included a provision for credit losses of $0.1 million. The change in the allowance for credit losses during 2021 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix and changes in loan balances and qualitative factors from the prior year. The change in the allowance during 2021 was also impacted by net recoveries of $0.5 million.

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

During 2023, the increase in provision for credit losses reflected a build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. Specific to the Bank the net impact to the allowance of changes associated with collectively evaluated loans included a provision of credit losses of $12.7 million, while individually evaluated loans during 2023 included a provision of credit losses of $5.8 million. The change in the allowance for credit losses during 2023 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior year. The change in the allowance during 2023 was also impacted by net charge-offs of $2.4 million.

Changes in the allowance for credit losses for loans held for investments, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2023	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$39,247	$806	$(34)	$42	$40,061
Owner occupied	24,008	5,042	(977)	41	28,114
Commercial and industrial	16,035	6,334	(4,888)	3,445	20,926
Construction and land development	6,051	6,052	(1)	—	12,102
1-4 family residential	9,313	86	(73)	135	9,461
Consumer	554	205	(387)	276	648
Broker-dealer	234	(133)	—	—	101
Total	$95,442	$18,392	$(6,360)	$3,939	$111,413

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2022	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$36,001	$3,218	$—	$28	$39,247
Owner occupied	23,353	555	—	100	24,008
Commercial and industrial	21,982	(1,748)	(6,945)	2,746	16,035
Construction and land development	4,674	1,377	—	—	6,051
1-4 family residential	4,589	4,729	(138)	133	9,313
Consumer	578	119	(432)	289	554
Broker-dealer	175	59	—	—	234
Total	$91,352	$8,309	$(7,515)	$3,296	$95,442

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2021	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$67,521	$(31,536)	$—	$16	$36,001
Owner occupied	42,108	(18,695)	(310)	250	23,353
Commercial and industrial	27,703	(6,128)	(2,249)	2,656	21,982
Construction and land development	6,677	(2,003)	—	—	4,674
1-4 family residential	3,946	409	(312)	546	4,589
Consumer	876	(222)	(357)	281	578
Broker-dealer	213	(38)	—	—	175
Total	$149,044	$(58,213)	$(3,228)	$3,749	$91,352

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$7,784	$5,880	$8,388
Other noninterest expense	1,092	1,904	(2,508)
Balance, end of year	$8,876	$7,784	$5,880

During 2021, the decrease in the allowance for unfunded commitments was primarily due to improvements in loan expected loss rates. During 2022, the increase in the allowance for unfunded commitments was due to increases in both loan expected loss rates and available commitment balances, while during 2023, the increase in the allowance for unfunded commitments was primarily due to increases in loan expected loss rates.

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2023	2022
Cash on hand	$34,835	$39,588
Clearings and collection items	73,563	162,817
Deposits at Federal Reserve Bank	1,618,966	1,334,482
Deposits at Federal Home Loan Bank	2,415	1,520
Deposits in FDIC-insured institutions	128,921	41,105
	$1,858,700	$1,579,512

The amounts above include interest-bearing deposits of $1.6 billion and $1.3 billion at December 31, 2023 and 2022, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2023 and 2022.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2023	2022
Land and premises	$124,067	$125,039
Furniture and equipment	284,041	278,265
	408,108	403,304
Less accumulated depreciation and amortization	(239,252)	(218,354)
	$168,856	$184,950

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amounts shown above include gross assets recorded under finance leases of $7.8 million and $7.8 million, with accumulated amortization of $6.5 million and $5.9 million at December 31, 2023 and 2022, respectively.

Occupancy expense was reduced by rental income of $2.6 million, $2.4 million and $1.7 million during 2023, 2022 and 2021, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of finance leases, amounted to $23.3 million, $26.8 million and $28.4 million during 2023, 2022 and 2021, respectively.

9. Goodwill and Other Intangible Assets

At December 31, 2023, the carrying amount of goodwill of $267.4 million was comprised of $39.6 million recorded in connection with the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”) and $227.8 million recorded in connection with the acquisition of PCC pursuant to a plan of merger whereby PCC merged with and into a wholly owned subsidiary (the “PlainsCapital Merger”). The banking, mortgage origination and broker-dealer business segments have been assigned goodwill of $247.4 million, $13.1 million and $7.0 million, respectively.

Other intangible assets were $8.5 million and $11.3 million at December 31, 2023 and 2022, respectively.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reportable business segments. At October 1, 2023, the Company determined that the estimated fair value of goodwill for each of its business segments and other intangible assets exceeded their carrying values. The Company estimated the fair values of goodwill for its business segments based on both a market and income approach using historical, normalized actual and forecasted results, taking into consideration the amount by which fair value exceeded book value and sensitivities performed. Based on this evaluation, at December 31, 2023, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

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

In light of the recent and continuing macroeconomic challenges in the mortgage industry given tight housing inventories and mortgage interest rate levels, the mortgage origination segment did not meet forecasted operating projections, the Company identified these collective factors as a triggering event during the second quarter of 2023. As a result, the Company performed an interim quantitative impairment test on the mortgage origination segment’s goodwill as of June 1, 2023 using revised forecasts and considering sensitivities of assumptions, and the decline in its carrying value, concluded that it was more likely than not that the mortgage origination segment’s estimated fair value of goodwill exceeded its carrying value. Subsequently, the mortgage origination segment continued to experience lower-than-forecasted operating results during the remainder of 2023 due to conditions and challenges noted above. Additionally, while the broker-dealer segment experienced higher-than-forecasted operating results during 2023 primarily driven by the combined impacts of the rising interest rate environment and a more favorable housing environment in certain areas of the country, continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products have resulted in a challenging environment associated with the broker-dealer segment’s short- and long-term financial condition, resulting in variability in its operating results.

To the extent future operating performance of the Company’s reporting segments remain challenged and below forecasted projections during 2024, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform impairment tests on its goodwill and other intangible assets, an impairment charge may be recorded for that period.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

While certain valuation assumptions and judgments may change to account for operating performance of the reporting segments and overall economic conditions, the Company does not anticipate significant changes in methodology used to determine the fair value of its goodwill, intangible assets and other long-lived assets. The Company will continue to monitor developments regarding future operating performance of its business segments, overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2023	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(48,297)	$633
Trademarks and trade names		20		16,500	(9,813)	6,687
Customer contracts and relationships	12	-	14	15,300	(14,163)	1,137
				$80,730	$(72,273)	$8,457

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2022	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(46,801)	$2,129
Trademarks and trade names		20		16,500	(9,063)	7,437
Customer contracts and relationships	12	-	14	15,300	(13,549)	1,751
				$80,730	$(69,413)	$11,317

Amortization expense related to intangible assets during 2023, 2022 and 2021 was $2.9 million, $4.0 million and $5.1 million, respectively. The estimated aggregate future amortization expense for intangible assets at December 31, 2023 is as follows (in thousands).

2024	$1,826
2025	1,028
2026	959
2027	889
2028	820
Thereafter	2,935
$8,457

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$100,825	$86,990	$143,742
Additions	27,359	56,974	78,433
Sales	(19,055)	(65,108)	(142,558)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(7,848)	31,292	30,525
Due to customer payoffs	(4,619)	(9,323)	(23,152)
Balance, end of year	$96,662	$100,825	$86,990

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2023	2022
Mortgage loans serviced for others (2)	$5,227,404	$5,144,558
MSR asset as a percentage of serviced mortgage loans	1.85%	1.96%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in 2022 and 2021 are MSR asset fair value adjustments totaling losses of $0.9 million and gains of $22.8 million, respectively, reflecting the difference between the MSR asset carrying values and the sale prices reflected in the letters of intent to sell the applicable MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2023	2022
Weighted average constant prepayment rate	8.65%	8.14%
Weighted average discount rate	11.67%	12.10%
Weighted average life (in years)	8.2	8.4

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2023	2022
Constant prepayment rate:
Impact of 10% adverse change	$(3,511)	$(3,288)
Impact of 20% adverse change	(6,796)	(6,375)
Discount rate:
Impact of 10% adverse change	(4,474)	(4,797)
Impact of 20% adverse change	(8,537)	(9,147)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $31.9 million, $37.5 million and $57.7 million during 2023, 2022 and 2021, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2023	2022
Noninterest-bearing demand	$3,007,101	$3,968,862
Interest-bearing:
Demand accounts	4,496,682	4,110,418
Brokered - demand	156,692	5,336
Money market	1,869,809	2,045,554
Brokered - money market	8,828	9,031
Savings	259,745	312,140
Time	1,221,935	864,408
Brokered - time	42,400	—
	$11,063,192	$11,315,749

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2023, remaining maturities of estimated uninsured time deposits greater than $250,000 were $543.3 million. Scheduled maturities of all time deposits at December 31, 2023 are as follows (in thousands).

2024	$1,164,041
2025	40,362
2026	7,624
2027	6,431
2028 and thereafter	45,877
$1,264,335

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2023	2022
Federal funds purchased	$459,658	$397,108
Securities sold under agreements to repurchase	240,050	297,856
Federal Home Loan Bank	—	—
Short-term bank loans	—	57,500
Commercial paper	200,330	217,592
	$900,038	$970,056

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

	Year Ended December 31,
	2023	2022	2021
Average balance during the year	$804,515	$573,183	$363,964
Average interest rate during the year	5.53%	2.19%	0.34%
Maximum month-end balance during the year	$1,341,502	$741,499	$427,553

	December 31,
	2023	2022
Average interest rate at end of year	5.60%	4.37%
Securities underlying the agreements at end of year:
Carrying value	$239,103	$296,075
Estimated fair value	$262,408	$318,409

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2023, the Bank had

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

available collateral of $4.3 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Year Ended December 31,
	2023	2022	2021
Average balance during the year	$135,274	$—	$—
Average interest rate during the year	5.10%	—%	—%
Maximum month-end balance during the year	$500,000	$—	$—

	December 31,
	2023	2022
Average interest rate at end of year	—%	—%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. There were no outstanding short-term bank loans at December 31, 2023, while the weighted average interest rate on the short-term bank loan borrowings at December 31, 2022 was 5.50%.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of December 31, 2023, the weighted average maturity of the CP Notes was 138 days at a rate of 6.32%, with a weighted average remaining life of 67 days. At December 31, 2023, the amount outstanding under these secured arrangements was $200.3 million, which was collateralized by securities held for Hilltop Securities accounts valued at $222.6 million.

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2023	2022
Senior Notes due April 2025, net of discount of $502 and $699, respectively	$149,498	$149,301
Subordinated Notes due May 2030, net of discount of $511 and $610, respectively	49,489	49,390
Subordinated Notes due May 2035, net of discount of $1,842 and $2,037, respectively	148,158	147,963
Ventures Management lines of credit	—	—
	$347,145	$346,654

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Ventures Management Lines of Credit

At December 31, 2023, Ventures Management’s ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank. At December 31, 2023, Ventures Management had outstanding borrowings of $31.2 million, all of which have been eliminated in consolidation in the table presented above, with a stated interest rate of the greater of a 5.25% floor or The Wall Street Journal Prime Rate minus 25 basis points. The weighted average interest rate of these lines of credit at December 31, 2023 was 8.5%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid.

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2023 are as follows (in thousands).

2024	$—
2025	150,000
2026	—
2027	—
2028	—
Thereafter	200,000
$350,000

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

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	December 31,
	2023	2022
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(6,537)	(5,948)
Premises and equipment, net	$1,243	$1,832

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$34,606	$36,950	$38,862
Less operating lease and sublease income	(2,585)	(2,380)	(1,719)
Net operating lease cost	$32,021	$34,570	$37,143

Finance lease cost:
Amortization of ROU assets	$590	$590	$590
Interest on lease liabilities	424	478	522
Total finance lease cost	$1,014	$1,068	$1,112

Supplemental cash flow information related to leases is as follows (in thousands).

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,629	$29,216	$37,239
Operating cash flows from finance leases	427	482	522
Financing cash flows from finance leases	852	759	689
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,506	$24,078	$41,615
Finance leases	—	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	December 31, 2023		December 31, 2022
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.3	4.59%	5.7	3.89%
Finance	3.3	4.98%	4.0	4.89%

Future minimum lease payments, under lease agreements as of December 31, 2023, are presented below (in thousands).

	Operating Leases	Finance Leases
2024	$30,461	$1,163
2025	24,454	886
2026	19,363	813
2027	15,288	448
2028	11,307	149
Thereafter	21,223	—
Total minimum lease payments	122,096	3,459
Less amount representing interest	(13,094)	(910)
Lease liabilities	$109,002	$2,549

As of December 31, 2023, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $3.1 million. These operating leases are expected to commence between February 2024 and March 2024 with lease terms ranging from two to four years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$19,681	$24,951	$103,396
State	4,455	3,698	21,657
	24,136	28,649	125,053
Deferred:
Federal	$6,131	$7,377	$(4,454)
State	873	807	(2,623)
	7,004	8,184	(7,077)
	$31,140	$36,833	$117,976

The income tax provision differs from the amount that would be computed by applying the statutory federal income tax rate to income before income taxes as a result of the following (in thousands). The applicable corporate federal income tax rates were 21% for all periods presented.

	Year Ended December 31,
	2023	2022	2021
Computed tax at federal statutory rate	$31,315	$32,787	$105,855
Tax effect of:
Nondeductible expenses	1,953	1,290	1,195
Compensation limitation	2,918	4,106	2,862
State income taxes	1,466	3,559	15,037
Tax-exempt income, net	(2,390)	(1,620)	(2,347)
Minority interest	(1,721)	(1,294)	(2,436)
Other	(2,401)	(1,995)	(2,190)
	$31,140	$36,833	$117,976

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2023	2022
Deferred tax assets:
Net operating and built-in loss carryforward	$406	$1,379
Purchase accounting adjustment - loans	4,751	6,393
Allowance for credit losses	26,711	23,610
Compensation and benefits	15,029	19,055
Legal and other reserves	4,116	6,515
Net unrealized losses on securities and other investments	36,332	40,116
Operating lease liabilities	25,811	29,993
Other	5,473	5,311
	118,629	132,372
Deferred tax liabilities:
Premises and equipment	14,143	17,860
Intangible assets	1,946	2,360
Derivatives	1,801	393
Loan servicing	23,100	24,098
Operating lease ROU assets	21,079	24,347
Deferred loan fees	6,655	4,227
Other	3,097	1,036
	71,821	74,321
Net deferred tax asset	$46,808	$58,051

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s effective tax rate was 20.9%, 23.6% and 23.4% during 2023, 2022 and 2021, respectively. The effective tax rate for 2023 was lower than the applicable statutory rate due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan, while 2022 and 2021 approximated statutory rates and included the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

At December 31, 2023, the Company had no net operating loss carryforwards for federal income tax purposes. At December 31, 2023, the Company had fully recognized built-in loss (“RBIL”) amounts arising from the ownership change resulting from the acquisition of SWS Group, Inc. (“SWS Merger”). These RBILs were recognized during a five year recognition period and were fully realized prior to any expiration.

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2023 or 2022.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. At December 31, 2023 and 2022, the total amount of gross unrecognized tax benefits was $2.9 million and $5.3 million, respectively, of which $2.3 million and $4.2 million, respectively, if recognized, would favorably impact the Company’s effective tax rate.

The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$5,273	$4,869	$3,778
Increases related to tax positions taken during a prior year	—	—	603
Decreases related to tax positions taken during a prior year	(1,719)	(767)	—
Increases related to tax positions taken during the current year	266	2,077	1,249
Decreases related to expiration of the statute of limitations	(936)	(906)	(761)
Balance, end of year	$2,884	$5,273	$4,869

Specific positions that may be resolved include issues involving apportionment and tax credits. At December 31, 2023, the unrecognized tax benefit is a component of taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax examinations in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2020. The Company is open for various state tax examinations for tax years 2019 and later.

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for these matching contributions totaled $10.4 million, $15.9 million and $18.5 million during 2023, 2022 and 2021, respectively.

In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. Employee Stock Purchase Plan (the “ESPP”) to provide a means for eligible employees of the Company to purchase shares of Hilltop common stock at a discounted price by accumulating funds, normally through payroll deductions and is intended to

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

qualify under Section 423 of the Internal Revenue Code. Participating employees may purchase shares of common stock at 90% of the fair market value on the last day of each quarterly offering period. The initial offering period commenced on January 1, 2021. The amount charged to operating expense related to participant discount totaled $0.6 million, $0.8 million and $0.8 million during 2023, 2022 and 2021, respectively.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability associated with separate retention agreements originally entered into between Hilltop and two executive officers. At December 31, 2023 and 2022, the recorded liability, including interest, was $2.7 million and $2.6 million related to a single executive officer.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2023 and 2022, the carrying value of the policies included in other assets was $28.6 million and $27.9 million, respectively. During each of 2023, 2022 and 2021, the Bank recorded income of $0.5 million, $0.5 million and $0.5 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

Deferred Compensation Plan

As a result of the SWS Merger, the Company assumed a deferred compensation plan (the “SWS Plan”) that allowed former SWS eligible officers and employees to defer a portion of their bonus compensation and commissions. The SWS Plan was formally terminated in September 2022 with scheduled liquidation and distributions to participants no later than August 2024. The SWS Plan matched 15% of the deferrals made by participants up to a predetermined limit through matching contributions that vest ratably over four years. Pursuant to the terms of the SWS Plan, the trustee periodically purchased the former SWS common stock in the open market. As a result of the SWS Merger, the former SWS common shares were converted into Hilltop common stock based on the terms of the merger agreement.

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2023 and 2022. Investments in Hilltop common stock, which are carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, at December 31, 2023 and 2022.

17. Related Party Transactions

Jeremy B. Ford, a director and the President and Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P., which owned 24.3% of the outstanding Hilltop common stock at December 31, 2023.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $0.5 million and $0.5 million at December 31, 2023 and 2022, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2023, there were no principal additions and payments were de minimis.

At December 31, 2023 and 2022, the Bank held deposits of related parties of $64.9 million and $233.1 million, respectively.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is currently $0.6 million annually through 2028, for an aggregate minimum remaining obligation of $3.0 million at December 31, 2023.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Bank purchased loans from a company for which a related party served as a director, president and chief executive officer. At December 31, 2023, the outstanding balance of the purchased loans were paid off, while at December 31, 2022, the outstanding balance was $0.1 million. The loans were purchased with recourse in the ordinary course of business and the related party had no direct financial interest in the transaction.

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

18. Commitments and Contingencies

During 2023, the Bank acted as agent on behalf of certain correspondent banks in the purchase and sale of federal funds. At December 31, 2023 and 2022, the Bank did not have any federal funds sold acting as an agent.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2023 and 2022, the mortgage origination segment’s indemnification liability reserve totaled $11.7 million and $20.5 million, respectively. The provision for indemnification losses was $1.6 million, $1.5 million, and $10.0 million during 2023, 2022, and 2021, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$31,244	$31,407	$30,085
Claims made	54,507	56,579	26,290
Claims resolved with no payment	(12,851)	(14,499)	(11,690)
Repurchases	(40,875)	(42,243)	(11,934)
Indemnification payments	(5,116)	—	(1,344)
Balance, end of year	$26,909	$31,244	$31,407

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$20,528	$27,424	$21,531
Additions for new sales	1,649	2,532	10,966
Repurchases	(9,875)	(7,941)	(3,559)
Early payment defaults	(352)	(423)	(189)
Indemnification payments	(259)	—	(366)
Change in reserves for loans sold in prior years	—	(1,064)	(959)
Balance, end of year	$11,691	$20,528	$27,424

	December 31,
	2023	2022
Reserve for Indemnification Liability:
Specific claims	$951	$627
Incurred but not reported claims	10,740	19,901
Total	$11,691	$20,528

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

Other Contingencies

As discussed in Note 16 to the consolidated financial statements, effective upon completion of the PlainsCapital Merger, Hilltop entered into separate retention agreements with certain executive officers. As of December 31, 2023, a single retention agreement remains, with an initial term of two years (with automatic one-year renewals at the end of the first year and each anniversary thereof). This retention agreement provides for severance pay benefits if the executive officer’s employment is terminated without “cause.”

In addition to this retention agreement, Hilltop and its subsidiaries maintain employment contracts with certain officers that provide for benefits in the event of a “change in control” as defined in these agreements.

19. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at December 31, 2023 and outstanding financial and performance standby letters of credit of $52.8 million at December 31, 2023.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

20. Stock-Based Compensation

Since 2012, the Company has issued stock-based incentive awards pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”). In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan serves as successor to the 2012 Plan. The 2012 Plan and the 2020 Plan are referred to collectively as “the Equity Plans.” The Equity Plans provide for the grant of nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Shares available for grant under the 2012 Plan that were reserved but not issued as of the effective date of the 2020 Plan were added to the reserves of the 2020 Plan. No additional awards may be made under the 2012 Plan, but the 2012 Plan remains in effect as to outstanding awards. Outstanding awards under the Equity Plans continue to be subject to the terms and conditions of the respective Plans. The number of shares authorized for issuance pursuant to awards under the 2020 Plan is 3,650,000 plus any shares that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2012 Plan as of April 30, 2020. At December 31, 2023, 1,995,985 shares of common stock remained available for issuance pursuant to awards granted under the 2020 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the Equity Plans was $15.5 million, $15.6 million and $17.5 million during 2023, 2022 and 2021, respectively.

During 2023, 2022 and 2021, Hilltop granted 17,912, 21,545 and 17,300 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

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

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2020	1,833	$21.48
Granted	532	$32.93
Vested/Released	(475)	$27.63
Forfeited	(21)	$23.29
Balance, December 31, 2021	1,869	$23.16
Granted	551	$33.22
Vested/Released	(732)	$20.00
Forfeited	(140)	$24.75
Balance, December 31, 2022	1,548	$28.09
Granted	479	$34.36
Vested/Released	(751)	$21.93
Forfeited	(24)	$32.30
Balance, December 31, 2023	1,252	$34.10

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Vested/Released RSUs include an aggregate of 379,576 shares withheld to satisfy employee statutory tax obligations during 2023, 2022 and 2021.

During 2023, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 386,850 RSUs pursuant to the Equity Plans. At December 31, 2023, 289,272 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 88,073 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2023, in the aggregate, 877,231 of the RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 374,299 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2023, unrecognized compensation expense related to outstanding RSUs of $13.9 million is expected to be recognized over a weighted average period of 1.09 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2023 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	December 31, 2023		December 31, 2022		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,407,660	10.55%	$1,405,164	10.26%	4.0%	5.0%
Hilltop	1,974,918	12.23%	1,900,701	11.47%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,407,660	15.44%	1,405,164	14.98%	7.0%	6.5%
Hilltop	1,974,918	19.32%	1,900,701	18.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,407,660	15.44%	1,405,164	14.98%	8.5%	8.0%
Hilltop	1,974,918	19.32%	1,900,701	18.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,511,239	16.58%	1,492,576	15.91%	10.5%	10.0%
Hilltop	2,284,357	22.34%	2,187,652	20.98%	10.5%	N/A

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2023		December 31, 2022
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,549,451	$2,122,967	$1,533,492	$2,036,924
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	120,348	121,505	133,531	133,531
CECL transition adjustment	3,932	4,396	5,898	6,594
Deduct:
Goodwill and other disallowed intangible assets	(266,071)	(273,950)	(267,757)	(276,348)
Common equity Tier 1 capital (as defined)	1,407,660	1,974,918	1,405,164	1,900,701
Add: Tier 1 capital	—	—	—	—
Deduct: Additional Tier 1 capital deductions	—	—	—	—
Tier 1 capital (as defined)	1,407,660	1,974,918	1,405,164	1,900,701
Add: Allowable Tier 2 capital
Allowance for credit losses, including unfunded commitments	113,965	120,289	102,991	103,226
Capital instruments	—	200,000	—	200,000
Deduct:
Additional Tier 2 capital deductions	(10,386)	(10,850)	(15,579)	(16,275)
Total capital (as defined)	$1,511,239	$2,284,357	$1,492,576	$2,187,652

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2023, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$281,119	$4,214
Less: required net capital	6,868	258
Excess net capital	$274,251	$3,956

Net capital as a percentage of aggregate debit items	81.9%
Net capital in excess of 5% aggregate debit items	$263,948

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At December 31, 2023 and 2022, the Hilltop Broker-Dealers held cash of $57.4 million and $67.7 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2023.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA, as applicable, documenting their respective compliance with minimum net worth and liquidity requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”). If this occurs, certain additional financial reporting submissions are required. As of December 31, 2023, PrimeLending and its subsidiaries’ operating loss ratio of 20.5%, which was reported to HUD. As of December 31, 2023, PrimeLending and its subsidiaries’ capital, net worth and liquidity exceeded the amounts required by HUD and GNMA, as applicable.

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2023, $23.9 million of its earnings was available for dividend declaration without prior regulatory approval.

Dividends

During 2023, 2022 and 2021, the Company declared and paid cash dividends of $0.64, $0.60 and $0.48 per common share, or $41.6 million, $43.0 million and $39.0 million, respectively.

On January 25, 2024, the Company announced that its board of directors declared a quarterly cash dividend of $0.17 per common share, payable on February 28, 2024, to all common stockholders of record as of the close of business on February 12, 2024.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In January 2022, the Hilltop board of directors authorized a new stock repurchase program through January 2023, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. As a result of share repurchased during 2022, including the tender offer described below, Hilltop had no further available share repurchase capacity associated with its previously authorized stock repurchase program.

In January 2023, the Hilltop board of directors authorized a new stock repurchase program through January 2024, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2023, the Company paid $5.1 million to repurchase an aggregate of 164,604 shares of common stock at an average price of $30.95 per share pursuant to the stock repurchase program.

In January 2024, the Hilltop board of directors authorized a new stock repurchase program through January 2025, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Other Noninterest Income and Expense

The following table shows the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2023	2022	2021
Other noninterest income:
Net gain from trading securities portfolio	$54,750	$23,666	$26,353
Net gains from Hilltop Broker-Dealer structured product and derivative activities	42,284	37,407	48,816
Service charges on depositor accounts	16,179	16,962	18,081
Trust fees	13,361	13,975	10,998
Other	29,508	21,947	23,786
	$156,082	$113,957	$128,034
Other noninterest expense:
Software and information technology	$69,212	$64,979	$68,105
Brokerage commissions and fees	33,538	27,597	25,826
Mortgage origination and servicing	22,040	25,311	35,421
Business development	11,282	12,550	11,998
Travel, meals and entertainment	11,113	9,959	7,646
Unreimbursed loan closing costs	4,971	13,371	20,458
Office supplies	3,241	3,319	3,469
Funding fees	3,174	4,421	4,768
Amortization of intangible assets	2,860	3,967	5,081
Other	50,142	42,227	42,519
	$211,573	$207,701	$225,291

24. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. Additionally, the Bank manages variability of cash flows associated with its variable rate debt in interest-related cash outflows with interest rate swap contracts. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and futures contracts. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including U.S. Treasury bond futures and options, to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses various derivative instruments, including U.S. Treasury bond futures and options, futures contracts, credit default swaps and MMD rate locks, to hedge changes in the fair value of its securities.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. These changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 10 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate. Changes in the fair value of derivatives are presented in the following table (in thousands).

	Year Ended December 31,
	2023	2022	2021
Increase (decrease) in fair value of derivatives during year:
PrimeLending	$(7,097)	$(21,282)	$(22,170)
Hilltop Broker-Dealers	(7,814)	16,405	(19,884)
Bank	65	46	43

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

Under each of its interest rate swap contracts designated as cash flow hedges, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the derivative instruments are highly effective in offsetting the variability of the hedged cash flows or fair value, changes in the fair value of the derivatives designated as hedges of cash flows are included as a component of other comprehensive income or loss on the Company’s consolidated balance sheets and changes in the fair value of the derivatives designated as hedges of fair value are included in current earnings. Although the Company has determined at the onset of the hedges that the derivative instruments will be highly effective hedges throughout the term of the contract, any portion of derivative instruments subsequently determined to be ineffective will be recognized in earnings.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Derivative positions are presented in the following table (in thousands).

	December 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$383,767	$7,734	$506,278	$1,767
Commitments to purchase MBSs	1,470,142	15,666	819,681	2,435
Commitments to sell MBSs	2,222,225	(17,870)	2,188,964	10,711
Interest rate swaps	33,500	(5,349)	35,784	(1,421)
Interest rate swaps back-to-back (asset) (1)	1,421	176	—	—
Interest rate swaps back-to-back (liability) (1)	1,421	(191)	—	—
U.S. Treasury bond futures and options (2)	306,200	430	395,500	(449)
Interest rate and other futures (2)	224,800	—	2,612,000	—
Credit default swaps	—	—	3,000	(2)
Warrants	866	820	—	—

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$410,000	$14,277	$430,000	$21,703
Interest rate swaps designated as fair value hedges (3)	325,193	34,799	365,323	42,828
(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at December 31, 2023, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $325.3 million and $365.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $290.2 million and $322.5 million as of December 31, 2023 and 2022, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $35.0 million and $42.8 million as of December 31, 2023 and 2022, respectively.

The Bank and PrimeLending held aggregate cash collateral advances of $51.8 million and $65.0 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at December 31, 2023 and 2022, respectively. PrimeLending had advanced cash collateral totaling $14.7 million and $8.4 million to offset net liability positions on its commitments to sell MBSs at December 31, 2023 and 2022, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $7.6 million and $10.6 million on various derivative instruments at December 31, 2023 and 2022, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

25. Balance Sheet Offsetting

Certain financial instruments, including resale and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s accounting policy is to present required disclosures related to collateral and derivative positions on a gross basis. The following tables present the assets and liabilities subject to enforceable master netting arrangements, repurchase agreements, or similar agreements with offsetting rights (in thousands).

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2023
Securities borrowed:
Institutional counterparties	$1,406,937	$—	$1,406,937	$(1,332,856)	$—	$74,081

Interest rate swaps:
Institutional counterparties	49,253	—	49,253	—	(49,253)	—

Reverse repurchase agreements:
Institutional counterparties	80,011	—	80,011	(80,011)	—	—

Forward MBS derivatives:
Institutional counterparties	16,755	—	16,755	(194)	—	16,561

Treasury futures and options derivatives:
Institutional counterparties	430	—	430	—	—	430
	$1,553,386	$—	$1,553,386	$(1,413,061)	$(49,253)	$91,072
December 31, 2022
Securities borrowed:
Institutional counterparties	$1,012,573	$—	$1,012,573	$(964,517)	$—	$48,056

Interest rate swaps:
Institutional counterparties	64,729	—	64,729	—	(64,630)	99

Reverse repurchase agreements:
Institutional counterparties	118,070	—	118,070	(115,302)	—	2,768

Forward MBS derivatives:
Institutional counterparties	16,694	(3,410)	13,284	(9,957)	—	3,327

Treasury futures and options derivatives:
Institutional counterparties	57	(506)	(449)	—	—	(449)
	$1,212,123	$(3,916)	$1,208,207	$(1,089,776)	$(64,630)	$53,801

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2023
Securities loaned:
Institutional counterparties	$1,371,896	$—	$1,371,896	$(1,296,828)	$—	$75,068

Interest rate swaps:
Institutional counterparties	5,349	—	5,349	(5,349)	—	—

Repurchase agreements:
Institutional counterparties	239,103	—	239,103	(239,103)	—	—

Forward MBS derivatives:
Institutional counterparties	18,958	—	18,958	(194)	(10,515)	8,249
	$1,635,306	$—	$1,635,306	$(1,541,474)	$(10,515)	$83,317
December 31, 2022
Securities loaned:
Institutional counterparties	$916,570	$—	$916,570	$(871,037)	$—	$45,533

Interest rate swaps:
Institutional counterparties	1,619	—	1,619	(1,438)	—	181

Credit default swaps:
Institutional counterparties	2	—	2	(2)	—	—

Repurchase agreements:
Institutional counterparties	296,978	—	296,978	(319,897)	—	(22,919)

Forward MBS derivatives:
Institutional counterparties	138	—	138	(138)	—	—
	$1,215,307	$—	$1,215,307	$(1,192,512)	$—	$22,795

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

positions. The Company’s securities lending business subjects the Company to credit risk if a counterparty fails to perform or if collateral securing its obligations is insufficient. In securities transactions, the Company is subject to credit risk during the period between the execution of a trade and the settlement by the customer.

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2023 and 2022.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2023	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. government agency securities	$8,389	$—	$—	$—	$8,389
Asset-backed securities	81,419	149,295	—	—	230,714

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,371,844	—	—	—	1,371,844
Total	$1,461,704	$149,295	$—	$—	$1,610,999

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,610,999
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2022	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$130,616	$2,539	$141,461	$22,362	$296,978

Securities lending transactions:
Corporate securities	113	—	—	—	113
Equity securities	916,457	—	—	—	916,457
Total	$1,047,186	$2,539	$141,461	$22,362	$1,213,548

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,213,548
Amount related to agreements not included in offsetting disclosure above					$—

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2023	2022
Receivables:
Securities borrowed	$1,406,937	$1,012,573
Securities failed to deliver	28,120	11,350
Trades in process of settlement	123,722	3,476
Other	15,152	10,656
	$1,573,931	$1,038,055
Payables:
Securities loaned	$1,371,896	$916,570
Correspondents	33,286	22,760
Securities failed to receive	18,135	20,167
Other	7,417	6,973
	$1,430,734	$966,470

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

			Mortgage		All Other and	Hilltop
Year Ended December 31, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$397,936	$52,894	$(20,305)	$(12,961)	$49,283	$466,847
Provision for (reversal of) credit losses	18,525	(133)	—	—	—	18,392
Noninterest income	45,830	403,538	316,840	12,887	(50,122)	728,973
Noninterest expense	226,234	383,024	359,285	60,631	(865)	1,028,309
Income (loss) before taxes	$199,007	$73,541	$(62,750)	$(60,705)	$26	$149,119

			Mortgage		All Other and	Hilltop
Year Ended December 31, 2022	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$413,603	$51,597	$(10,529)	$(13,135)	$17,439	$458,975
Provision for (reversal of) credit losses	8,250	59	—	—	—	8,309
Noninterest income	49,307	341,943	452,915	7,525	(19,230)	832,460
Noninterest expense	235,190	355,713	478,904	59,030	(1,838)	1,126,999
Income (loss) before taxes	$219,470	$37,768	$(36,518)	$(64,640)	$47	$156,127

			Mortgage		All Other and	Hilltop
Year Ended December 31, 2021	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$406,524	$43,296	$(20,400)	$(17,239)	$10,801	$422,982
Provision for (reversal of) credit losses	(58,175)	(38)	—	—	—	(58,213)
Noninterest income	45,113	381,125	986,990	9,133	(12,086)	1,410,275
Noninterest expense	226,915	380,798	731,056	50,507	(1,878)	1,387,398
Income (loss) before taxes	$282,897	$43,661	$235,534	$(58,613)	$593	$504,072

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
December 31, 2023
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,288,627	$2,929,296	$1,181,316	$2,543,057	$(3,475,300)	$16,466,996

December 31, 2022
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,420,110	$2,672,709	$1,249,284	$2,465,513	$(3,548,334)	$16,259,282

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

28. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2023	2022	2021
Basic earnings per share:
Income attributable to Hilltop	$109,646	$113,134	$374,495

Weighted average shares outstanding - basic	65,043	70,434	80,708

Basic earnings per common share:	$1.69	$1.61	$4.64

Diluted earnings per share:
Income attributable to Hilltop	$109,646	$113,134	$374,495

Weighted average shares outstanding - basic	65,043	70,434	80,708
Effect of potentially dilutive securities	2	192	465
Weighted average shares outstanding - diluted	65,045	70,626	81,173

Diluted earnings per common share:	$1.69	$1.60	$4.61

29. Financial Statements of Parent

The following tables present the condensed combined financial statements of the Company’s bank holding company entities, Hilltop and PCC. The tables also include the corporate activities associated with Hilltop Opportunity Partners LLC and the Hilltop Plaza Entities (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Combined Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
Dividends from bank subsidiaries	$105,000	$205,000	$295,000
Dividends from nonbank subsidiaries	28,821	10,732	81,675
Investment income	7,098	6,914	4,322
Interest expense	20,059	20,049	21,561
Other income	12,887	7,525	9,070
General and administrative expense	60,631	59,030	50,507
Income before income taxes and equity in undistributed earnings of subsidiaries activity	73,116	151,092	317,999
Income tax benefit	(8,596)	(13,124)	(14,065)
Equity in undistributed earnings of subsidiaries	36,267	(44,922)	54,032
Net income	$117,979	$119,294	$386,096
Other comprehensive income (loss), net	12,026	(123,312)	(27,982)
Comprehensive income (loss)	$130,005	$(4,018)	$358,114

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Combined Balance Sheets

	December 31,
	2023	2022	2021
Assets:
Cash and cash equivalents	$245,696	$205,887	$531,260
Available for sale securities	24,418	—	—
Loans held for investment, net of unearned income	10,858	9,181	—
Investment in subsidiaries:
Bank subsidiaries	1,549,450	1,533,491	1,721,780
Nonbank subsidiaries	457,675	427,516	409,835
Other assets	254,960	289,438	277,795
Total assets	$2,543,057	$2,465,513	$2,940,670
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$26,658	$34,569	$25,762
Notes payable	367,861	370,823	369,618
Stockholders’ equity	2,148,538	2,060,121	2,545,290
Total liabilities and stockholders’ equity	$2,543,057	$2,465,513	$2,940,670

Condensed Combined Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$117,979	$119,294	$386,096
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(36,267)	44,922	(54,032)
Net realized gains on equity investments	—	—	(926)
Deferred income taxes	2,716	1,064	(3,049)
Other, net	21,473	(981)	14,725
Net cash provided by operating activities	105,901	164,299	342,814

Investing Activities:
Advancement to nonbank subsidiaries	—	—	(75,000)
Repayment of advances to/investments in nonbank subsidiaries	15,000	15,000	5,762
Purchases of securities available for sale	(11,696)	—	—
Purchases of equity investments (including merchant banking investments)	(19,914)	(20,006)	—
Purchases of premises and equipment and other	(2,423)	(1,015)	(2,154)
Proceeds from sales/disposition of equity investments	—	4,000	12,292
Net cash used in investing activities	(19,033)	(2,021)	(59,100)

Financing Activities:
Payments to repurchase common stock	(5,100)	(442,336)	(123,631)
Payments on junior subordinated debentures	—	—	(67,012)
Dividends paid on common stock	(41,604)	(42,963)	(38,978)
Net cash contributed from (to) noncontrolling interest	832	(918)	(909)
Other, net	(1,187)	(1,434)	(750)
Net cash used in financing activities	(47,059)	(487,651)	(231,280)

Net change in cash and cash equivalents	39,809	(325,373)	52,434
Cash and cash equivalents, beginning of year	205,887	531,260	478,826
Cash and cash equivalents, end of year	$245,696	$205,887	$531,260

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

30. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2023
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$216,767	$216,755	$213,426	$191,427	$838,375
Interest expense	105,541	101,105	95,160	69,722	371,528
Net interest income	111,226	115,650	118,266	121,705	466,847
Provision for (reversal of) credit losses	1,265	(40)	14,836	2,331	18,392
Noninterest income	178,978	196,849	190,652	162,494	728,973
Noninterest expense	250,845	260,017	266,977	250,470	1,028,309
Income before income taxes	38,094	52,522	27,105	31,398	149,119
Income tax expense	7,132	13,211	7,167	3,630	31,140
Net income	30,962	39,311	19,938	27,768	117,979
Less: Net income attributable to noncontrolling interest	2,291	2,269	1,805	1,968	8,333
Income attributable to Hilltop	$28,671	$37,042	$18,133	$25,800	$109,646

Earnings per common share:
Basic:	$0.44	$0.57	$0.28	$0.40	$1.69
Diluted:	$0.44	$0.57	$0.28	$0.40	$1.69

Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.64

	Year Ended December 31, 2022
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$179,974	$156,472	$135,133	$119,537	$591,116
Interest expense	56,532	32,986	23,077	19,546	132,141
Net interest income	123,442	123,486	112,056	99,991	458,975
Provision for (reversal of) credit losses	3,638	(780)	5,336	115	8,309
Noninterest income	169,784	206,975	239,273	216,428	832,460
Noninterest expense	253,368	288,738	298,543	286,350	1,126,999
Income before income taxes	36,220	42,503	47,450	29,954	156,127
Income tax expense	9,642	9,249	12,127	5,815	36,833
Net income	26,578	33,254	35,323	24,139	119,294
Less: Net income attributable to noncontrolling interest	1,022	1,186	2,063	1,889	6,160
Income attributable to Hilltop	$25,556	$32,068	$33,260	$22,250	$113,134

Earnings per common share:
Basic:	$0.40	$0.50	$0.45	$0.28	$1.61
Diluted:	$0.39	$0.50	$0.45	$0.28	$1.60

Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.60