Form 10-Q
period 2024-03-31
Hilltop Holdings Inc.
filed 2024-04-22
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant's common stock outstanding at April 19, 2024 was 65,266,915.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$1,710,066	$1,858,700
Federal funds sold	650	650
Assets segregated for regulatory purposes	70,717	57,395
Securities purchased under agreements to resell	91,608	80,011
Securities:
Trading, at fair value	657,700	515,991
Available for sale, at fair value, net (amortized cost of $1,594,167 and $1,621,747, respectively)	1,480,555	1,507,595
Held to maturity, at amortized cost, net (fair value of $702,843 and $731,858, respectively)	790,550	812,677
Equity, at fair value	315	321
	2,929,120	2,836,584

Loans held for sale	842,324	943,846
Loans held for investment, net of unearned income	8,062,693	8,079,745
Allowance for credit losses	(104,231)	(111,413)
Loans held for investment, net	7,958,462	7,968,332

Broker-dealer and clearing organization receivables	1,473,561	1,573,931
Premises and equipment, net	165,557	168,856
Operating lease right-of-use assets	95,343	88,580
Mortgage servicing rights	95,591	96,662
Other assets	501,244	517,545
Goodwill	267,447	267,447
Other intangible assets, net	7,943	8,457
Total assets	$16,209,633	$16,466,996

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$3,028,543	$3,007,101
Interest-bearing	7,855,553	8,056,091
Total deposits	10,884,096	11,063,192

Broker-dealer and clearing organization payables	1,436,462	1,430,734
Short-term borrowings	892,574	900,038
Securities sold, not yet purchased, at fair value	60,562	34,872
Notes payable	347,273	347,145
Operating lease liabilities	114,518	109,002
Other liabilities	314,718	431,684
Total liabilities	14,050,203	14,316,667
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 65,266,915 and 65,153,092 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	653	652
Additional paid-in capital	1,049,831	1,054,662
Accumulated other comprehensive loss	(119,606)	(121,505)
Retained earnings	1,201,013	1,189,222
Deferred compensation employee stock trust, net	115	228
Employee stock trust (5,018 and 10,290 shares, at cost, at March 31, 2024 and December 31, 2023, respectively)	(142)	(292)
Total Hilltop stockholders' equity	2,131,864	2,122,967
Noncontrolling interests	27,566	27,362
Total stockholders' equity	2,159,430	2,150,329
Total liabilities and stockholders' equity	$16,209,633	$16,466,996

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans, including fees	$134,331	$123,379
Securities borrowed	20,561	17,068
Securities:
Taxable	26,241	25,602
Tax-exempt	2,415	3,188
Other	26,066	22,190
Total interest income	209,614	191,427

Interest expense:
Deposits	69,144	35,824
Securities loaned	19,039	15,346
Short-term borrowings	11,588	12,444
Notes payable	3,590	3,853
Other	2,632	2,255
Total interest expense	105,993	69,722

Net interest income	103,621	121,705
Provision for (reversal of) credit losses	(2,871)	2,331
Net interest income after provision for (reversal of) credit losses	106,492	119,374

Noninterest income:
Net gains from sale of loans and other mortgage production income	40,197	39,966
Mortgage loan origination fees	26,438	28,777
Securities commissions and fees	35,557	31,223
Investment and securities advisory fees and commissions	30,226	26,848
Other	49,200	35,680
Total noninterest income	181,618	162,494

Noninterest expense:
Employees' compensation and benefits	165,830	167,817
Occupancy and equipment, net	21,912	22,865
Professional services	9,731	10,697
Other	52,550	49,091
Total noninterest expense	250,023	250,470

Income before income taxes	38,087	31,398
Income tax expense	8,565	3,630
Net income	29,522	27,768
Less: Net income attributable to noncontrolling interest	1,854	1,968
Income attributable to Hilltop	$27,668	$25,800

Earnings per common share:
Basic	$0.42	$0.40
Diluted	$0.42	$0.40

Weighted average share information:
Basic	65,200	64,901
Diluted	65,214	64,954

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$29,522	$27,768
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $94 and $(1,006), respectively	541	(3,249)
Net unrealized gains on securities available-for-sale, net taxes of $477 and $3,160, respectively	(86)	9,863
Reclassification adjustment for gains (losses) included in net income, net taxes of $34 and $0, respectively	114	—
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $400 and $438, respectively	1,330	1,457
Comprehensive income	31,421	35,839
Less: comprehensive income attributable to noncontrolling interest	1,854	1,968

Comprehensive income applicable to Hilltop	$29,567	$33,871

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	25,800	—	—	—	25,800	1,968	27,768
Other comprehensive income	—	—	—	8,070	—	—	—	—	8,070	—	8,070
Stock-based compensation expense	—	—	4,047	—	—	—	—	—	4,047	—	4,047
Common stock issued to board members	5	—	150	—	—	—	—	—	150	—	150
Issuance of common stock related to share-based awards, net	478	5	(3,437)	—	—	—	—	—	(3,432)	—	(3,432)
Repurchases of common stock	(145)	(2)	(2,317)	—	(2,184)	—	—	—	(4,503)	—	(4,503)
Dividends on common stock ($0.16 per share)	—	—	—	—	(10,351)	—	—	—	(10,351)	—	(10,351)
Deferred compensation plan	—	—	—	—	—	(35)	(2)	41	6	—	6
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,486)	(1,486)
Balance, March 31, 2023	65,023	$650	$1,044,774	$(125,461)	$1,136,901	$446	21	$(599)	$2,056,711	$27,087	$2,083,798

Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329
Net income	—	—	—	—	27,668	—	—	—	27,668	1,854	29,522
Other comprehensive income	—	—	—	1,899	—	—	—	—	1,899	—	1,899
Stock-based compensation expense	—	—	2,940	—	—	—	—	—	2,940	—	2,940
Common stock issued to board members	4	—	121	—	—	—	—	—	121	—	121
Issuance of common stock related to share-based awards, net	430	4	(2,755)	—	—	—	—	—	(2,751)	—	(2,751)
Repurchases of common stock	(320)	(3)	(5,137)	—	(4,801)	—	—	—	(9,941)	—	(9,941)
Dividends on common stock ($0.17 per share)	—	—	—	—	(11,076)	—	—	—	(11,076)	—	(11,076)
Deferred compensation plan	—	—	—	—	—	(113)	(5)	150	37	—	37
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,650)	(1,650)
Balance, March 31, 2024	65,267	$653	$1,049,831	$(119,606)	$1,201,013	$115	5	$(142)	$2,131,864	$27,566	$2,159,430

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$29,522	$27,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(2,871)	2,331
Depreciation, amortization and accretion, net	5,026	5,843
Equity in undistributed earnings of merchant banking subsidiaries	(2,125)	1,792
Deferred income taxes	1,871	2,923
Other, net	145	4,150
Net change in securities purchased under agreements to resell	(11,597)	(26,131)
Net change in trading securities	(141,709)	62,124
Net change in broker-dealer and clearing organization receivables	111,867	(452,555)
Net change in other assets	5,401	28,858
Net change in broker-dealer and clearing organization payables	15,861	406,392
Net change in other liabilities	(97,251)	(98,945)
Net change in securities sold, not yet purchased	25,690	(1,526)
Change in valuation of mortgage servicing rights asset	4,383	10,721
Net gains from sales of loans	(40,197)	(39,966)
Loans originated for sale	(1,951,478)	(2,051,075)
Proceeds from loans sold	2,118,309	2,008,839
Net cash provided by (used in) operating activities	70,847	(108,457)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	23,513	14,729
Proceeds from sales, maturities and principal reductions of securities available for sale	46,538	56,549
Proceeds from sales, maturities and principal reductions of equity securities	1,333	—
Purchases of securities available for sale	(24,039)	(19,997)
Net change in loans held for investment	(31,472)	(170,546)
Purchases of premises and equipment and other assets	(2,443)	(1,139)
Proceeds from sales of premises and equipment and other real estate owned	2,121	1,450
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(22)	(23,310)
Net cash provided by (used in) investing activities	15,529	(142,264)
Financing Activities
Net change in deposits	(189,229)	(208,147)
Net change in short-term borrowings	(6,811)	602,328
Proceeds from notes payable	—	146,110
Payments on notes payable	—	(116,474)
Payments to repurchase common stock	(9,941)	(4,503)
Dividends paid on common stock	(11,076)	(10,351)
Net cash distributed to noncontrolling interest	(1,650)	(1,486)
Other, net	(2,981)	(3,632)
Net cash provided by (used in) financing activities	(221,688)	403,845

Net change in cash, cash equivalents and restricted cash	(135,312)	153,124
Cash, cash equivalents and restricted cash, beginning of period	1,916,745	1,647,899
Cash, cash equivalents and restricted cash, end of period	$1,781,433	$1,801,023

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,710,066	$1,764,081
Federal funds sold	650	743
Assets segregated for regulatory purposes	70,717	36,199
Total cash, cash equivalents and restricted cash	$1,781,433	$1,801,023
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$109,119	$63,682
Cash paid for income taxes, net of refunds	$369	$(49)
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$2,766	$2,391
Transfer of loans held for investment to loans held for sale	$31,551	$—
Additions to mortgage servicing rights	$3,312	$13,210

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the aforementioned VIE Subsections of the ASC. These entities are related to the Hilltop Plaza investment discussed in detail in Note 17 to the consolidated financial statements included in the Company’s 2023 Form 10-K and are collectively referred to as the “Hilltop Plaza Entities.”

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

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2023 Form 10-K.

2. Recently Issued Accounting Standards

Accounting Standards Issued But Not Yet Adopted

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05 to require joint ventures to initially measure all contributions received and liabilities assumed upon its formation at fair value. The guidance is applicable to joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company does not expect the future adoption of this amendment to have a material impact on its future consolidated statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In March 2024, the FASB issued ASU 2024-01 to clarify how an entity should determine whether a profits interest or similar award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. The amendments are effective in annual periods beginning after December 15, 2024, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the new guidance and the impact on its future consolidated statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2024 and December 31, 2023, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $684.1 million and $822.2 million, respectively, and the unpaid principal balance of those loans was $675.5 million and $802.3 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2024	Inputs	Inputs	Inputs	Fair Value
Trading securities	$6,504	$651,196	$—	$657,700
Available for sale securities	—	1,459,741	20,814	1,480,555
Equity securities	315	—	—	315
Loans held for sale	—	663,832	51,795	715,627
Loans held for investment	—	—	11,211	11,211
Derivative assets	—	74,413	820	75,233
MSR asset	—	—	95,591	95,591
Equity investments	—	—	19,540	19,540
Securities sold, not yet purchased	56,070	4,492	—	60,562
Derivative liabilities	—	8,313	—	8,313

	Level 1	Level 2	Level 3	Total
December 31, 2023	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,929	$507,062	$—	$515,991
Available for sale securities	—	1,483,177	24,418	1,507,595
Equity securities	321	—	—	321
Loans held for sale	—	784,158	38,036	822,194
Loans held for investment	—	—	10,858	10,858
Derivative assets	—	76,778	820	77,598
MSR asset	—	—	96,662	96,662
Equity investments	—	—	19,540	19,540
Securities sold, not yet purchased	14,027	20,845	—	34,872
Derivative liabilities	—	27,106	—	27,106

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2024
Available for sale securities	$24,418	$—	$(4,702)	$—	$635	$463	$20,814
Loans held for sale	38,036	25,342	(6,076)	—	(5,507)	—	51,795
Loans held for investment	10,858	—	—	—	353	—	11,211
Derivative assets	820	—	—	—	—	—	820
MSR asset	96,662	3,312	—	—	(4,383)	—	95,591
Equity investment	19,540	—	—	—	—	—	19,540
Total	$190,334	$28,654	$(10,778)	$—	$(8,902)	$463	$199,771

Three months ended March 31, 2023
Loans held for sale	$40,707	$16,796	$(23,454)	$(446)	$390	$—	$33,993
Loans held for investment	9,181	—	—	—	256	—	9,437
MSR asset	100,825	13,210	—	—	(10,721)	—	103,314
Total	$150,713	$30,006	$(23,454)	$(446)	$(10,075)	$—	$146,744

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2024.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For material Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows.

				Range (Weighted-Average)
Financial instrument	Fair Value	Valuation Technique	Unobservable Inputs	March 31, 2024				December 31, 2023
Available for sale securities	$7,893	Discounted cash flow	Discount rate	14.50	-	15.25%		14.25	-	15.50%
	12,921	Recent transaction	Recent transaction

Loans held for sale	51,795	Market comparable	Projected price	78	-	91%	(90%)	78	-	92%	(90%)

Loans held for investment	11,211	Discounted cash flow	Discount rate	9.00	-	9.50%				10.00%

Derivative assets	820	Discounted cash flow	Discount rate			15.00%				15.00%

MSR asset	95,591	Discounted cash flow	Constant prepayment rate			8.53%				8.65%
			Discount rate			13.02%				11.67%

Equity investments	19,540	Recent transaction	Recent transaction

The fair value of certain available for sale securities and loans held for investment by the Company’s merchant bank subsidiary are measured, under the provisions of the Fair Value Option, using the income approach with Level 3 inputs. The fair value of such financial instruments are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(11,316)	$—	$(11,316)	$10,134	$—	$10,134
Loans held for investment	94	—	94	—	—	—
MSR asset	(4,383)	—	(4,383)	(10,721)	—	(10,721)

Financial Assets and Liabilities Not Measured at Fair Value on Recurring or Non-Recurring Basis

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been no changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 3 to the consolidated financial statements included in the Company’s 2023 Form 10-K.

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2024	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,710,716	$1,710,716	$—	$—	$1,710,716
Assets segregated for regulatory purposes	70,717	70,717	—	—	70,717
Securities purchased under agreements to resell	91,608	—	91,608	—	91,608
Held to maturity securities	790,550	—	702,843	—	702,843
Loans held for sale	126,697	—	93,090	34,615	127,705
Loans held for investment, net	7,947,250	—	332,675	7,693,786	8,026,461
Broker-dealer and clearing organization receivables	1,473,561	—	1,473,561	—	1,473,561
Other assets	75,388	—	75,388	—	75,388

Financial liabilities:
Deposits	10,884,096	—	10,873,333	—	10,873,333
Broker-dealer and clearing organization payables	1,436,462	—	1,436,462	—	1,436,462
Short-term borrowings	892,574	—	892,574	—	892,574
Debt	347,273	—	322,845	—	322,845
Other liabilities	21,807	—	21,807	—	21,807

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

The Company held equity investments other than securities of $39.0 million and $59.2 million at March 31, 2024 and December 31, 2023, respectively, which are included within other assets in the consolidated balance sheets. Of the $39.0 million of such equity investments held at March 31, 2024, $6.6 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$6,608	$27,264
Upward adjustments	—	243
Impairments and downward adjustments	—	(5,000)
Balance, end of period	$6,608	$22,507

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2024	2023
U.S. Treasury securities	$1,247	$3,736
U.S. government agencies:
Bonds	14,513	12,867
Residential mortgage-backed securities	155,355	124,768
Collateralized mortgage obligations	103,085	86,281
Other	—	13,079
Corporate debt securities	56,252	37,569
States and political subdivisions	260,700	180,890
Private-label securitized product	56,084	47,768
Other	10,464	9,033
Totals	$657,700	$515,991

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $60.6 million and $34.9 million at March 31, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2024	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,987	$—	$(379)	$4,608
U.S. government agencies:
Bonds	160,657	216	(759)	160,114
Residential mortgage-backed securities	389,134	64	(41,562)	347,636
Commercial mortgage-backed securities	196,627	229	(6,767)	190,089
Collateralized mortgage obligations	783,966	232	(60,824)	723,374
Corporate debt securities	21,851	—	(1,037)	20,814
States and political subdivisions	36,945	35	(3,060)	33,920
Totals	$1,594,167	$776	$(114,388)	$1,480,555

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,985	$—	$(368)	$4,617
U.S. government agencies:
Bonds	166,617	360	(811)	166,166
Residential mortgage-backed securities	389,160	25	(39,315)	349,870
Commercial mortgage-backed securities	200,236	468	(8,958)	191,746
Collateralized mortgage obligations	797,876	291	(61,686)	736,481
Corporate debt securities	25,919	—	(1,501)	24,418
States and political subdivisions	36,954	39	(2,696)	34,297
Totals	$1,621,747	$1,183	$(115,335)	$1,507,595

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2024	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$273,005	$—	$(29,334)	$243,671
Commercial mortgage-backed securities	162,273	—	(13,422)	148,851
Collateralized mortgage obligations	277,859	—	(38,969)	238,890
States and political subdivisions	77,413	72	(6,054)	71,431
Totals	$790,550	$72	$(87,779)	$702,843

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$278,172	$—	$(25,765)	$252,407
Commercial mortgage-backed securities	172,879	—	(12,670)	160,209
Collateralized mortgage obligations	284,208	—	(37,189)	247,019
States and political subdivisions	77,418	149	(5,344)	72,223
Totals	$812,677	$149	$(80,968)	$731,858

Additionally, the Company had unrealized net gains of $0.3 million and $0.3 million at March 31, 2024 and December 31, 2023, respectively, from equity securities with fair values of $0.3 million and $0.3 million held at March 31, 2024 and

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2023, respectively. The Company recognized nominal net gains and losses during the three months ended March 31, 2024 and 2023, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2024 and 2023, net gains and losses recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2024			December 31, 2023
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,608	379	1	4,617	368
	1	4,608	379	1	4,617	368
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	28,891	150	4	28,988	103
Unrealized loss for twelve months or longer	20	107,789	609	20	112,502	708
	24	136,680	759	24	141,490	811
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	14	16,213	813	14	8,989	616
Unrealized loss for twelve months or longer	109	322,481	40,749	109	338,769	38,699
	123	338,694	41,562	123	347,758	39,315
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	3	15,040	411	2	10,413	282
Unrealized loss for twelve months or longer	18	186,537	6,356	18	162,470	8,676
	21	201,577	6,767	20	172,883	8,958
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	3	18,327	273	2	11,560	22
Unrealized loss for twelve months or longer	136	682,738	60,551	138	709,571	61,665
	139	701,065	60,824	140	721,131	61,687
Corporate debt securities:
Unrealized loss for less than twelve months	1	8,930	1,037	2	13,483	1,501
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	8,930	1,037	2	13,483	1,501
States and political subdivisions:
Unrealized loss for less than twelve months	10	6,957	105	10	7,023	55
Unrealized loss for twelve months or longer	50	20,550	2,955	50	20,857	2,640
	60	27,507	3,060	60	27,880	2,695
Total available for sale:
Unrealized loss for less than twelve months	35	94,358	2,789	34	80,456	2,579
Unrealized loss for twelve months or longer	334	1,324,703	111,599	336	1,348,786	112,756
	369	$1,419,061	$114,388	370	$1,429,242	$115,335

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	March 31, 2024			December 31, 2023
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	45	273,004	29,334	44	278,172	25,765
	45	273,004	29,334	44	278,172	25,765
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	29	154,917	13,422	31	160,208	12,670
	29	154,917	13,422	31	160,208	12,670
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	54	238,891	38,969	54	247,019	37,189
	54	238,891	38,969	54	247,019	37,189
States and political subdivisions:
Unrealized loss for less than twelve months	48	21,730	618	39	15,506	479
Unrealized loss for twelve months or longer	129	44,884	5,436	128	45,208	4,865
	177	66,614	6,054	167	60,714	5,344
Total held to maturity:
Unrealized loss for less than twelve months	48	21,730	618	39	15,506	479
Unrealized loss for twelve months or longer	257	711,696	87,161	257	730,607	80,489
	305	$733,426	$87,779	296	$746,113	$80,968

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2024 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$32,601	$32,497	$310	$310
Due after one year through five years	78,846	77,196	2,729	2,595
Due after five years through ten years	52,859	52,284	37,772	35,501
Due after ten years	60,134	57,479	36,602	33,025
	224,440	219,456	77,413	71,431

Residential mortgage-backed securities	389,134	347,636	273,005	243,671
Commercial mortgage-backed securities	196,627	190,089	162,273	148,851
Collateralized mortgage obligations	783,966	723,374	277,859	238,890
	$1,594,167	$1,480,555	$790,550	$702,843

The Company recognized net gains of $2.9 million and $10.5 million from its trading portfolio during the three months ended March 31, 2024 and 2023, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $32.3 million and $32.6 million during the three months ended March 31, 2024 and 2023, respectively. The Company had no other realized gains and losses on securities during the three months ended March 31, 2024 and 2023, respectively. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $624.0 million and $537.2 million (with a fair value of $574.1 million and $503.1 million, respectively) at March 31, 2024 and December 31, 2023, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at March 31, 2024 and December 31, 2023.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2024	2023
Commercial real estate:
Non-owner occupied	$1,932,746	$1,889,882
Owner occupied	1,449,249	1,422,234
Commercial and industrial	1,613,301	1,607,833
Construction and land development	933,405	1,031,095
1-4 family residential	1,773,376	1,757,178
Consumer	27,941	27,351
Broker-dealer (1)	332,675	344,172
	8,062,693	8,079,745
Allowance for credit losses	(104,231)	(111,413)
Total loans held for investment, net of allowance	$7,958,462	$7,968,332
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
March 31, 2024	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$3,904	$—	$799	$4,703	$1,928,043	$1,932,746	$—
Owner occupied	8,117	150	10	8,277	1,440,972	1,449,249	—
Commercial and industrial	1,100	150	3,330	4,580	1,608,721	1,613,301	2,537
Construction and land development	4,888	—	277	5,165	928,240	933,405	—
1-4 family residential	8,300	679	1,927	10,906	1,762,470	1,773,376	13
Consumer	125	14	3	142	27,799	27,941	—
Broker-dealer	—	—	—	—	332,675	332,675	—
	$26,434	$993	$6,346	$33,773	$8,028,920	$8,062,693	$2,550

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

In addition to the loans shown in the tables above, PrimeLending had $110.2 million and $115.1 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $111.0 million and $115.7 million, respectively) that were 90 days past due and accruing interest at March 31, 2024 and December 31, 2023, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	March 31, 2024			December 31, 2023			Interest Income Recognized
	With	With No		With	With No		Three Months Ended March 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2024	2023
Commercial real estate:
Non-owner occupied	$422	$2,688	$3,110	$33,728	$2,712	$36,440	$1,194	$123
Owner occupied	4,702	144	4,846	4,630	468	5,098	93	63
Commercial and industrial	6,527	5,638	12,165	5,216	4,286	9,502	102	131
Construction and land development	500	—	500	533	2,749	3,282	42	7
1-4 family residential	626	7,405	8,031	726	9,283	10,009	493	456
Consumer	3	—	3	6	—	6	—	—
Broker-dealer	—	—	—	—	—	—	—	—
	$12,780	$15,875	$28,655	$44,839	$19,498	$64,337	$1,924	$780

At March 31, 2024 and December 31, 2023, $4.5 million and $4.0 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis decreased from December 31, 2023 to March 31, 2024 by $35.7 million. The change in non-accrual loans was primarily due to decreases in commercial real estate non-owner occupied loans of $33.3 million, construction and land development loans of $2.8 million and 1-4 family residential loans of $2.0 million, partially offset by an increase in commercial and industrial loans of $2.7 million. The decrease in commercial real estate non-owner occupied loans in non-accrual status was primarily due to the reclassification of a single loan from loans held for investment to loans held for sale, for which the non-accrual status was retained. The decrease in construction and land development loans in non-accrual status was primarily due to the payoff of a single relationship with an aggregate loan balance of $2.7 million since December 31, 2023, partially offset by principal paydowns. The decrease in 1-4 family residential loans in non-accrual status since December 31, 2023 was primarily due to $1.0 million of loans that were returned to accrual status and principal payoffs. The increase in commercial and industrial loans was primarily due to the addition of thirteen relationships with an aggregate loan balance of $7.3 million to non-accrual status since December 31, 2023, partially offset by principal payoffs.

The Company considers non-accrual loans to be collateral-dependent unless there are underlying mitigating circumstances, such as expected cash flow recovery. The practical expedient to measure the allowance using the fair value of the collateral has been implemented.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loan Modifications

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

					Total
					Modifications as a
	Interest Rate	Term	Principal	Payment	% of Portfolio
Three Months Ended March 31, 2024	Reduction	Extension	Forgiveness	Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	—%
Owner occupied	—	491	—	3,882	0.3%
Commercial and industrial	—	16,797	—	166	1.1%
Construction and land development	—	223	—	1,729	0.2%
1-4 family residential	—	—	—	—	—%
Consumer	—	—	—	—	—%
Broker-dealer	—	—	—	—	—%
Total	$—	$17,511	$—	$5,777	0.3%

					Total
					Modifications as a
	Interest Rate	Term	Principal	Payment	% of Portfolio
Three Months Ended March 31, 2023	Reduction	Extension	Forgiveness	Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$37,972	$—	$—	2.1%
Owner occupied	—	2,235	—	—	0.2%
Commercial and industrial	—	1,364	—	3,000	0.3%
Construction and land development	—	—	—	—	—%
1-4 family residential	—	—	—	—	—%
Consumer	—	—	—	—	—%
Broker-dealer	—	—	—	—	—%
Total	$—	$41,571	$—	$3,000	0.5%

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
March 31, 2024	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$32,247
Owner occupied	3,882	—	10	3,892	3,980
Commercial and industrial	242	—	2,475	2,717	3,417
Construction and land development	—	—	—	—	223
1-4 family residential	—	—	—	—	—
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$4,124	$—	$2,485	$6,609	$39,867

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Weighted-Average Term Extension (in months)
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Commercial real estate:
Non-owner occupied	—	13
Owner occupied	14	35
Commercial and industrial	11	9
Construction and land development	15	—
1-4 family residential	—	—
Consumer	—	—
Broker-dealer	—	—
Total	11	14

Credit Risk Profile

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, and (iv) general economic conditions in state and local markets. The Company defines classified loans as loans with a risk rating of substandard, doubtful or loss. There have been no changes to the risk rating internal grades utilized for commercial loans as described in detail in Note 5 to the consolidated financial statements in the Company’s 2023 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents loans held for investment grouped by asset class and credit quality indicator, segregated by year of origination or renewal (in thousands).

	Amortized Cost Basis by Origination Year							Loans
						2019 and		Converted to
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$—	$5,010	$30,933	$31,644	$17,530	$6,931	$(21)	$179	$92,206
Internal Grade 4-7 (Pass normal risk)	9,205	183,150	285,243	374,563	132,824	124,113	36,624	16,540	1,162,262
Internal Grade 8-11 (Pass high risk and watch)	27,566	153,849	166,882	68,816	80,548	84,917	10,771	1,422	594,771
Internal Grade 12 (Special mention)	—	—	12,162	2,563	3,736	25,714	—	—	44,175
Internal Grade 13 (Substandard accrual)	—	6,296	11,607	13,929	1,033	3,357	—	—	36,222
Internal Grade 14 (Substandard non-accrual)	—	377	1,392	—	—	1,341	—	—	3,110
Current period gross charge-offs	—	1,647	—	—	—	—	—	—	1,647

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$19,006	$56,914	$33,111	$119,697	$39,147	$53,685	$4,373	$13,533	$339,466
Internal Grade 4-7 (Pass normal risk)	15,407	104,368	158,299	135,907	60,725	176,501	17,938	9,235	678,380
Internal Grade 8-11 (Pass high risk and watch)	12,398	52,622	88,218	69,942	82,352	76,800	5,202	—	387,534
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	402	2,088	7,840	5,824	6,796	15,976	97	—	39,023
Internal Grade 14 (Substandard non-accrual)	3,882	160	88	637	—	79	—	—	4,846
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$343	$14,915	$15,525	$43,524	$12,135	$20,196	$35,574	$—	$142,212
Internal Grade 4-7 (Pass normal risk)	39,114	63,274	65,948	73,842	17,964	11,951	313,227	3,651	588,971
Internal Grade 8-11 (Pass high risk and watch)	62,717	96,763	96,683	68,465	33,984	9,698	224,948	2,612	595,870
Internal Grade 12 (Special mention)	—	—	—	—	—	—	1,349	—	1,349
Internal Grade 13 (Substandard accrual)	—	5,301	728	2,154	2,106	1,999	39,185	13,678	65,151
Internal Grade 14 (Substandard non-accrual)	166	225	701	232	934	904	2,158	6,845	12,165
Current period gross charge-offs	—	1,211	274	9	301	1,188	—	—	2,983

Construction and land development
Internal Grade 1-3 (Pass low risk)	$225	$2,479	$6,123	$1,532	$—	$305	$—	$—	$10,664
Internal Grade 4-7 (Pass normal risk)	52,978	179,925	139,931	84,809	7,409	3,198	17,630	—	485,880
Internal Grade 8-11 (Pass high risk and watch)	63,057	173,123	134,265	4,881	2,106	2,474	12,247	4,539	396,692
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	—	15,554	491	112	—	—	—	—	16,157
Internal Grade 14 (Substandard non-accrual)	—	500	—	—	—	—	—	—	500
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	107	3,681	—	—	—	866	—	—	4,654
FICO greater than 720	924	17,707	—	120	50	—	—	—	18,801
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	57	—	—	—	—	—	—	—	57
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$—	$637	$1,437	$496	$745	$22,413	$222	$—	$25,950
FICO between 620 and 720	337	10,801	15,492	11,698	5,836	29,325	1,065	190	74,744
FICO greater than 720	37,088	142,481	524,346	710,247	84,905	86,038	3,250	425	1,588,780
Substandard non-accrual	—	—	—	—	—	8,031	—	—	8,031
Other (1)	12,932	35,924	16,963	3,425	1,365	4,676	272	314	75,871
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
FICO less than 620	$329	$560	$392	$34	$76	$8	$358	$6	$1,763
FICO between 620 and 720	1,791	2,483	1,048	361	220	82	1,951	42	7,978
FICO greater than 720	1,479	3,207	2,254	753	277	16	2,277	1	10,264
Substandard non-accrual	—	—	—	—	—	3	—	—	3
Other (1)	3,769	2,728	1,065	162	21	34	154	—	7,933
Current period gross charge-offs	—	74	—	—	—	7	—	—	81

Total loans with credit quality measures	$365,279	$1,337,102	$1,819,167	$1,830,369	$594,824	$771,631	$730,851	$73,212	$7,522,435
Commercial and industrial (mortgage warehouse lending)									$196,372
Commercial and industrial (loans accounted for at fair value)									$11,211
Broker-dealer (margin loans and correspondent receivables)									$332,675
Total loans held for investment									$8,062,693

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2024. In addition, as of March 31, 2024, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of March 31, 2024. While the Company believes it has an appropriate allowance for the existing loan portfolio at March 31, 2024, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2023 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine our best estimate of expected credit losses as of March 31, 2024, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in March 2024 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation to accelerate to higher than 3%. In response to rising inflation, Federal Reserve monetary policy raises the federal funds rate in 2024 to a terminal range of 5.75% to 6%. The combination of the persistent inflation, the Federal Reserve rate increases, and declining confidence causes economic growth to decelerate during the remainder of 2024 and to fall into recession in the first quarter of 2025. Significant variables that impact the modeled losses across our loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

During the three months ended March 31, 2024, the reversal of credit losses reflected improvements to the U.S. economic outlook, offset by increases in specific reserves within the banking segment. Specific to the Bank, the net impact to the allowance of changes associated with collectively evaluated loans during the three months ended March 31, 2024 included a reversal of credit losses of $7.0 million, while the net impact to the allowance of changes associated with individually evaluated loans during the three months ended March 31, 2024 included a provision for credit losses of $4.1 million. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended March 31, 2024 were also impacted by net charge-offs of $4.3 million.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$40,061	$1,149	$(1,647)	$—	$39,563
Owner occupied	28,114	614	—	9	28,737
Commercial and industrial	20,926	(1,733)	(2,983)	342	16,552
Construction and land development	12,102	(2,095)	—	1	10,008
1-4 family residential	9,461	(728)	—	11	8,744
Consumer	648	(60)	(81)	37	544
Broker-dealer	101	(18)	—	—	83
Total	$111,413	$(2,871)	$(4,711)	$400	$104,231

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$39,247	$(580)	$—	$—	$38,667
Owner occupied	24,008	(188)	(977)	11	22,854
Commercial and industrial	16,035	(53)	(59)	692	16,615
Construction and land development	6,051	(52)	—	—	5,999
1-4 family residential	9,313	2,434	(73)	17	11,691
Consumer	554	39	(69)	39	563
Broker-dealer	234	731	—	—	965
Total	$95,442	$2,331	$(1,178)	$759	$97,354

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$8,876	$7,784
Other noninterest expense	(580)	(979)
Balance, end of period	$8,296	$6,805

The decrease in the reserve for unfunded commitments during each of the three months ended March 31, 2024 and 2023 were primarily due to decreases in both commitment balances and expected loss rates.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$96,662	$100,825
Additions	3,312	13,210
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(2,995)	(9,865)
Due to customer payoffs	(1,388)	(856)
Balance, end of period	$95,591	$103,314

	March 31,	December 31,
	2024	2023
Mortgage loans serviced for others (2)	$5,299,744	$5,227,404
MSR asset as a percentage of serviced mortgage loans	1.80%	1.85%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in the three months ended March 31, 2024 are MSR asset fair value adjustments totaling $4.8 million, which reflect the difference between the MSR carrying value and the sales price reflected in a signed letter of intent (“LOI”), dated April 9, 2024, to sell certain MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows. The key assumptions noted in the table below represent the total $5.3 billion of serviced loan volume as of March 31, 2024, which includes $3.0 billion of serviced loan volume related to a signed LOI, dated April 9, 2024, to sell certain MSR assets.

	March 31,	December 31,
	2024	2023
Weighted average constant prepayment rate	8.53%	8.65%
Weighted average discount rate	13.02%	11.67%
Weighted average life (in years)	8.2	8.2

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands). The sensitivity analysis of the fair value of the Company’s MSR asset as presented in the table below excludes $3.0 billion of serviced loan volume related to previously noted LOI to sell certain MSR assets, as the loan volume would not impact the projected future changes in the assumptions.

	March 31,	December 31,
	2024	2023
Constant prepayment rate:
Impact of 10% adverse change	$(1,617)	$(3,511)
Impact of 20% adverse change	(3,139)	(6,796)
Discount rate:
Impact of 10% adverse change	(2,437)	(4,474)
Impact of 20% adverse change	(4,635)	(8,537)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Contractually specified servicing fees, late fees and ancillary fees earned of $8.2 million and $7.4 million during the three months ended March 31, 2024 and 2023, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2024	2023
Noninterest-bearing demand	$3,028,543	$3,007,101
Interest-bearing:
Demand accounts	4,236,334	4,496,682
Brokered - demand	155,478	156,692
Money market	2,004,883	1,869,809
Brokered - money market	10,086	8,828
Savings	255,223	259,745
Time	1,193,549	1,221,935
Brokered - time	—	42,400
	$10,884,096	$11,063,192

At March 31, 2024, remaining maturities of estimated uninsured time deposits greater than $250,000 were $544.5 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2024	2023
Federal funds purchased	$442,808	$459,658
Securities sold under agreements to repurchase	228,645	240,050
Federal Home Loan Bank	—	—
Short-term bank loans	—	—
Commercial paper	221,121	200,330
	$892,574	$900,038

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

	Three Months Ended March 31,
	2024	2023
Average balance during the period	$770,705	$706,400
Average interest rate during the period	5.50%	4.81%

	March 31,	December 31,
	2024	2023
Average interest rate at end of period	5.59%	5.60%
Securities underlying the agreements at end of period:
Carrying value	$227,815	$239,103
Estimated fair value	$256,770	$262,408

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Three Months Ended March 31,
	2024	2023
Average balance during the period	$—	$146,667
Average interest rate during the period	5.71%	5.02%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. At March 31, 2024 there were no outstanding short-term bank loans.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of March 31, 2024, the weighted average maturity of the CP Notes was 139 days at a rate of 6.15%, with a weighted average remaining life of 79 days. At March 31, 2024, the aggregate amount outstanding under these secured arrangements was $221.1 million, which was collateralized by securities held for Hilltop Securities accounts valued at $245.7 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2024	2023
Senior Notes due April 2025, net of discount of $451 and $502, respectively	$149,549	$149,498
Subordinated Notes due May 2030, net of discount of $485 and $511, respectively	49,515	49,489
Subordinated Notes due May 2035, net of discount of $1,791 and $1,842, respectively	148,209	148,158
	$347,273	$347,145

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	March 31,	December 31,
	2024	2023
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(6,685)	(6,537)
Premises and equipment, net	$1,095	$1,243

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$8,560	$8,729
Less operating lease and sublease income	(681)	(633)
Net operating lease cost	$7,879	$8,096

Finance lease cost:
Amortization of ROU assets	$147	$147
Interest on lease liabilities	95	112
Total finance lease cost	$242	$259

Supplemental cash flow information related to leases is as follows (in thousands).

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,308	$10,024
Operating cash flows from finance leases	97	113
Financing cash flows from finance leases	229	199
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,400	$4,924
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	March 31, 2024		December 31, 2023
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.4	5.19%	5.3	4.59%
Finance	3.1	5.02%	3.3	4.98%

Future minimum lease payments under lease agreements as of March 31, 2024, are presented below (in thousands).

	Operating Leases	Finance Leases
2024	$23,323	$838
2025	27,935	886
2026	22,124	813
2027	17,433	448
2028	13,246	149
Thereafter	26,781	—
Total minimum lease payments	130,842	3,134
Less amount representing interest	(16,324)	(815)
Lease liabilities	$114,518	$2,319

As of March 31, 2024, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.2 million. These operating leases are expected to commence in May 2024 with lease terms of three years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 22.5% and 11.6% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate during the three months ended March 31, 2023 was lower than the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses. During the three months ended March 31, 2024, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

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

On March 25, 2024, the Hilltop Broker-Dealers voluntarily reported to the SEC that off-channel communications may have occurred. Hilltop Securities currently is conducting that review.

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

At March 31, 2024 and December 31, 2023, the mortgage origination segment’s indemnification liability reserve totaled $9.8 million and $11.7 million, respectively. The provision for indemnification losses was $0.3 million during both the three months ended March 31, 2024 and 2023, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$26,909	$31,244
Claims made	10,309	14,415
Claims resolved with no payment	(6,469)	(5,548)
Repurchases	(6,784)	(9,908)
Indemnification payments	(486)	(3,006)
Balance, end of period	$23,479	$27,197

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$11,691	$20,528
Additions for new sales	335	347
Repurchases	(1,856)	(2,360)
Early payment defaults	(320)	(98)
Indemnification payments	(79)	(147)
Change in reserves for loans sold in prior years	—	—
Balance, end of period	$9,771	$18,270

	March 31,	December 31,
	2024	2023
Reserve for Indemnification Liability:
Specific claims	$928	$951
Incurred but not reported claims	8,843	10,740
Total	$9,771	$11,691

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at March 31, 2024 and outstanding financial and performance standby letters of credit of $61.8 million at March 31, 2024.

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

15. Stock-Based Compensation

During the three months ended March 31, 2024 and 2023, Hilltop granted 3,968 and 5,101 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the three months ended March 31, 2024 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2023	1,252	$34.10
Granted	512	$30.53
Vested/Released	(519)	$33.01
Forfeited	(2)	$32.57
Balance, March 31, 2024	1,243	$33.09

Vested/Released RSUs include an aggregate of 89,302 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 415,405 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the three months ended March 31, 2024, 310,690 that were outstanding at March 31, 2024, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the three months ended March 31, 2024, 103,995 that were outstanding at March 31, 2024, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At March 31, 2024, in the aggregate, 915,509 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 327,626 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2024, unrecognized compensation expense related to outstanding RSUs of $22.5 million is expected to be recognized over a weighted average period of 1.84 years.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of March 31, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	March 31, 2024		December 31, 2023		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,430,850	11.00%	$1,407,660	10.55%	4.0%	5.0%
Hilltop	1,980,114	12.49%	1,974,918	12.23%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,430,850	15.87%	1,407,660	15.44%	7.0%	6.5%
Hilltop	1,980,114	19.73%	1,974,918	19.32%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,430,850	15.87%	1,407,660	15.44%	8.5%	8.0%
Hilltop	1,980,114	19.73%	1,974,918	19.32%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,538,101	17.06%	1,511,239	16.58%	10.5%	10.0%
Hilltop	2,287,216	22.79%	2,284,357	22.34%	10.5%	N/A

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

At March 31, 2024, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$278,638	$4,477
Less: required net capital	6,225	250
Excess net capital	$272,413	$4,227

Net capital as a percentage of aggregate debit items	89.5%
Net capital in excess of 5% aggregate debit items	$263,076

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At March 31, 2024 and December 31, 2023, the Hilltop Broker-Dealers held cash of $70.7 million and $57.4 million,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2024.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum capital, net worth and liquidity requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (“the GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. As of March 31, 2024, PrimeLending and its subsidiaries’ operating loss ratio was 22.6%. As of March 31, 2024, PrimeLending failed the GNMA minimum capital ratio requirement of 6% with a ratio of 5.56%. These trends have been reported to HUD and GNMA. As of March 31, 2024, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the three months ended March 31, 2024 and 2023, the Company declared and paid cash dividends of $0.17 and $0.16 per common share, or an aggregate of $11.1 million and $10.4 million, respectively.

On April 18, 2024, Hilltop’s board of directors declared a quarterly cash dividend of $0.17 per common share, payable on May 24, 2024, to all common stockholders of record as of the close of business on May 10, 2024.

Stock Repurchases

In January 2024, the Hilltop board of directors authorized a new stock repurchase program through January 2025, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2024, Hilltop paid $9.9 million to repurchase an aggregate of 320,042 shares of our common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

The Company’s stock repurchase program, prior year repurchases, and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2023 Form 10-K.

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

	Three Months Ended March 31,
	2024	2023
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$10,626	$4,897
Hilltop Broker-Dealers	(3,945)	(21,180)
Bank	(11)	(12)

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

Under each of its interest rate swap contracts designated as cash flow hedges, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the derivative instruments are

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

highly effective in offsetting the variability of the hedged cash flows or fair value, changes in the fair value of the derivatives designated as hedges of cash flows are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets and changes in the fair value of the derivatives designated as hedges of fair value are included in current earnings. Although the Company has determined at the onset of the hedges that the derivative instruments will be highly effective hedges throughout the term of the contract, any portion of derivative instruments subsequently determined to be ineffective will be recognized in earnings.

Derivative positions are presented in the following table (in thousands).

	March 31, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$622,902	$9,999	$383,767	$7,734
Commitments to purchase MBSs	974,248	4,000	1,470,142	15,666
Commitments to sell MBSs	1,917,326	(2,134)	2,222,225	(17,870)
Interest rate swaps	54,500	(286)	33,500	(5,349)
Interest rate swaps back-to-back (asset) (1)	1,421	99	1,421	176
Interest rate swaps back-to-back (liability) (1)	1,421	(102)	1,421	(191)
U.S. Treasury bond futures and options (2)	292,900	43	306,200	430
Interest rate and other futures (2)	264,200	—	224,800	—
Credit default swaps	16,000	(12)	—	—
Warrants	791	820	866	820

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$355,000	$14,676	$410,000	$14,277
Interest rate swaps designated as fair value hedges (3)	325,113	39,817	325,193	34,799

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at March 31, 2024 and December 31, 2023, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $325.3 million and $325.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $285.1 million and $290.2 million as of March 31, 2024 and December 31, 2023, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $40.0 million and $35.0 million as of March 31, 2024 and December 31, 2023, respectively.

The Bank and PrimeLending held aggregate cash collateral advances of $57.4 million and $51.8 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at March 31, 2024 and December, 31, 2023, respectively. PrimeLending had advanced cash collateral totaling $0.8 million and $14.7 million to offset net liability positions on its commitments to sell MBSs at March 31, 2024 and December 31, 2023, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $8.2 million and $7.6 million on various derivative instruments at March 31, 2024 and December 31, 2023, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2024
Securities borrowed:
Institutional counterparties	$1,398,644	$—	$1,398,644	$(1,336,220)	$—	$62,424

Interest rate swaps:
Institutional counterparties	54,725	—	54,725	—	(54,592)	133

Reverse repurchase agreements:
Institutional counterparties	91,608	—	91,608	(91,515)	—	93

Forward MBS derivatives:
Institutional counterparties	5,344	—	5,344	(583)	—	4,761

Treasury futures and options derivatives:
Institutional counterparties	43	—	43	—	—	43
	$1,550,364	$—	$1,550,364	$(1,428,318)	$(54,592)	$67,454
December 31, 2023
Securities borrowed:
Institutional counterparties	$1,406,937	$—	$1,406,937	$(1,332,856)	$—	$74,081

Interest rate swaps:
Institutional counterparties	49,253	—	49,253	—	(49,253)	—

Reverse repurchase agreements:
Institutional counterparties	80,011	—	80,011	(80,011)	—	—

Forward MBS derivatives:
Institutional counterparties	16,755	—	16,755	(194)	—	16,561

Treasury futures and options derivatives:
Institutional counterparties	430	—	430	—	—	430
	$1,553,386	$—	$1,553,386	$(1,413,061)	$(49,253)	$91,072

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2024
Securities loaned:
Institutional counterparties	$1,366,956	$—	$1,366,956	$(1,302,924)	$—	$64,032

Interest rate swaps:
Institutional counterparties	419	—	419	—	—	419

Credit default swaps:
Institutional counterparties	12	—	12	—	—	12

Repurchase agreements:
Institutional counterparties	227,815	—	227,815	(227,815)	—	—

Forward MBS derivatives:
Institutional counterparties	3,478	—	3,478	(583)	(785)	2,110
	$1,598,680	$—	$1,598,680	$(1,531,322)	$(785)	$66,573
December 31, 2023
Securities loaned:
Institutional counterparties	$1,371,896	$—	$1,371,896	$(1,296,828)	$—	$75,068

Interest rate swaps:
Institutional counterparties	5,349	—	5,349	(5,349)	—	—

Repurchase agreements:
Institutional counterparties	239,103	—	239,103	(239,103)	—	—

Forward MBS derivatives:
Institutional counterparties	18,958	—	18,958	(194)	(10,515)	8,249
	$1,635,306	$—	$1,635,306	$(1,541,474)	$(10,515)	$83,317

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2024 and December 31, 2023.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2024	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$118,386	$109,429	$—	$—	$227,815

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,366,904	—	—	—	1,366,904
Total	$1,485,342	$109,429	$—	$—	$1,594,771

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,594,771
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2023	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$8,389	$—	$—	$—	$8,389
Asset-backed securities	81,419	149,295	—	—	230,714

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,371,844	—	—	—	1,371,844
Total	$1,461,704	$149,295	$—	$—	$1,610,999

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,610,999
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2024	2023
Receivables:
Securities borrowed	$1,398,644	$1,406,937
Securities failed to deliver	42,581	28,120
Trades in process of settlement	16,782	123,722
Other	15,554	15,152
	$1,473,561	$1,573,931
Payables:
Securities loaned	$1,366,956	$1,371,896
Correspondents	17,390	33,286
Securities failed to receive	43,974	18,135
Other	8,142	7,417
	$1,436,462	$1,430,734

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

			Mortgage		All Other and	Hilltop
Three Months Ended March 31, 2024	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$91,606	$12,269	$(4,252)	$(3,103)	$7,101	$103,621
Provision for (reversal of) credit losses	(2,853)	(18)	—	—	—	(2,871)
Noninterest income	11,903	104,578	66,700	5,785	(7,348)	181,618
Noninterest expense	56,020	97,947	78,898	17,384	(226)	250,023
Income (loss) before taxes	$50,342	$18,918	$(16,450)	$(14,702)	$(21)	$38,087

			Mortgage		All Other and	Hilltop
Three Months Ended March 31, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$104,770	$13,863	$(4,208)	$(3,322)	$10,602	$121,705
Provision for (reversal of) credit losses	1,600	731	—	—	—	2,331
Noninterest income	11,190	90,635	68,829	2,704	(10,864)	162,494
Noninterest expense	56,127	90,345	88,753	15,513	(268)	250,470
Income (loss) before taxes	$58,233	$13,422	$(24,132)	$(16,131)	$6	$31,398

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
March 31, 2024
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,107,429	$2,942,673	$1,048,082	$2,558,636	$(3,447,187)	$16,209,633

December 31, 2023
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,288,627	$2,929,296	$1,181,316	$2,543,057	$(3,475,300)	$16,466,996

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Income attributable to Hilltop	$27,668	$25,800

Weighted average shares outstanding - basic	65,200	64,901

Basic earnings per common share:	$0.42	$0.40

Diluted earnings per share:
Income attributable to Hilltop	$27,668	$25,800

Weighted average shares outstanding - basic	65,200	64,901
Effect of potentially dilutive securities	14	53
Weighted average shares outstanding - diluted	65,214	64,954

Diluted earnings per common share:	$0.42	$0.40

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2024, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

	Three Months Ended March 31,
	2024	2023
Statement of Operations Data:
Net interest income	$103,621	$121,705
Provision for (reversal of) credit losses	(2,871)	2,331
Total noninterest income	181,618	162,494
Total noninterest expense	250,023	250,470
Income before income taxes	38,087	31,398
Income tax expense	8,565	3,630
Net income	29,522	27,768
Less: Net income attributable to noncontrolling interest	1,854	1,968
Income attributable to Hilltop	$27,668	$25,800

Per Share Data:
Diluted earnings per common share	$0.42	$0.40
Diluted weighted average shares outstanding	65,214	64,954
Cash dividends declared per common share	$0.17	$0.16
Dividend payout ratio (1)	40.06%	40.25%
Book value per common share (end of period)	$32.66	$31.63
Tangible book value per common share (2) (end of period)	$28.44	$27.36

	March 31,	December 31,
	2024	2023
Balance Sheet Data:
Total assets	$16,209,633	$16,466,996
Cash and due from banks	1,710,066	1,858,700
Securities	2,929,120	2,836,584
Loans held for sale	842,324	943,846
Loans held for investment, net of unearned income	8,062,693	8,079,745
Allowance for credit losses	(104,231)	(111,413)
Total deposits	10,884,096	11,063,192
Notes payable	347,273	347,145
Total stockholders' equity	2,159,430	2,150,329

Capital Ratios:
Common equity to assets ratio	13.15%	12.89%
Tangible common equity to tangible assets (2)	11.65%	11.41%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three months ended March 31, 2024 included the following contributions from our reportable business segments.

●	The banking segment contributed $50.3 million of income before income taxes during the three months ended March 31, 2024;
●	The broker-dealer segment contributed $18.9 million of income before income taxes during the three months ended March 31, 2024; and
●	The mortgage origination segment incurred $16.5 million of losses before income taxes during the three months ended March 31, 2024.

During the three months ended March 31, 2024, we declared and paid total common dividends of $11.1 million.

On April 18, 2024, our board of directors declared a quarterly cash dividend of $0.17 per common share, payable on May 24, 2024 to all common stockholders of record as of the close of business on May 10, 2024.

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2024, we paid $9.9 million to repurchase an aggregate of 320,042 shares of our common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

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

	March 31,
	2024	2023
Book value per common share	$32.66	$31.63
Effect of goodwill and intangible assets per share	(4.22)	(4.27)
Tangible book value per common share	$28.44	$27.36

	March 31,	December 31,
	2024	2023
Hilltop stockholders’ equity	$2,131,864	$2,122,967
Less: goodwill and intangible assets, net	275,390	275,904
Tangible common equity	$1,856,474	$1,847,063

Total assets	$16,209,633	$16,466,996
Less: goodwill and intangible assets, net	275,390	275,904
Tangible assets	$15,934,243	$16,191,092

Equity to assets	13.15%	12.89%
Tangible common equity to tangible assets	11.65%	11.41%

Recent Developments

Economic Environment

The impacts of economic headwinds that began in 2022, and continued into 2024, remain uncertain and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and international armed conflicts and their impact on supply chains.

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K, events in early 2023 relating to the failures of certain banking entities caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2023, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. Further, during the second quarter of 2023, we bolstered our liquidity position by increasing brokered deposits at the Bank by approximately $390 million with a remaining balance of approximately $160 million at March 31, 2024, of which approximately $150 million matured in April 2024. Additionally, at March 31, 2024, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank is not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits such as those experienced during the first quarter of 2023. Additionally, the current market interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at March 31, 2024.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve and the increasing cost and challenge for deposits that persisted through 2023, to continue during the remainder of 2024.

Asset Valuation

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K, at each reporting date between annual impairment tests, we consider potential indicators of impairment including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events.

Given the potential impacts as a result of the operating performance of our reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. We continue to monitor developments regarding overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future. Specifically, the mortgage origination segment experienced operating losses during 2023 which have continued as expected into the first quarter of 2024 due to conditions and challenges discussed in detail within the discussion of segment results that follow.

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

Outlook

Our balance sheet, operating results and certain metrics during 2024 reflected economic headwinds that remain uncertain, and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, and a volatile economic forecast. As noted within our 2023 Form 10-K, these headwinds, coupled with exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, international armed conflicts and their impact on supply chains within our business segments during 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable business segments is presented in Note 21, Segment and Related Information, in the notes to our consolidated financial statements.

The following table presents certain information about the results of our reportable business segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Three Months Ended March 31,		Variance 2024 vs 2023
	2024	2023	Amount	Percent
Net interest income (expense):
Banking	$91,606	$104,770	$(13,164)	(13)
Broker-Dealer	12,269	13,863	(1,594)	(11)
Mortgage Origination	(4,252)	(4,208)	(44)	(1)
Corporate	(3,103)	(3,322)	219	7
All Other and Eliminations (1)	7,101	10,602	(3,501)	(33)
Hilltop Consolidated	$103,621	$121,705	$(18,084)	(15)

Provision for (reversal of) credit losses:
Banking	$(2,853)	$1,600	$(4,453)	(278)
Broker-Dealer	(18)	731	(749)	(102)
Mortgage Origination	—	—	—	—
Corporate	—	—	—	—
All Other and Eliminations	—	—	—	—
Hilltop Consolidated	$(2,871)	$2,331	$(5,202)	(223)

Noninterest income:
Banking	$11,903	$11,190	$713	6
Broker-Dealer	104,578	90,635	13,943	15
Mortgage Origination	66,700	68,829	(2,129)	(3)
Corporate	5,785	2,704	3,081	114
All Other and Eliminations (1)	(7,348)	(10,864)	3,516	32
Hilltop Consolidated	$181,618	$162,494	$19,124	12

Noninterest expense:
Banking	$56,020	$56,127	$(107)	(0)
Broker-Dealer	97,947	90,345	7,602	8
Mortgage Origination	78,898	88,753	(9,855)	(11)
Corporate	17,384	15,513	1,871	12
All Other and Eliminations	(226)	(268)	42	16
Hilltop Consolidated	$250,023	$250,470	$(447)	(0)

Income (loss) before taxes:
Banking	$50,342	$58,233	$(7,891)	(14)
Broker-Dealer	18,918	13,422	5,496	41
Mortgage Origination	(16,450)	(24,132)	7,682	32
Corporate	(14,702)	(16,131)	1,429	9
All Other and Eliminations	(21)	6	(27)	(450)
Hilltop Consolidated	$38,087	$31,398	$6,689	21
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. The change in reportable business segment net interest income during the three months ended March 31, 2024, compared with the same period in 2023, primarily reflected a decrease within our banking segment from increased cost of deposits due to the intense competition for liquidity as customers seek higher yields on deposits.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $65.8 million and $58.1 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $31.2 million and $22.0 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the three months ended March 31, 2024 and 2023.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2024 and 2023, we generated $66.6 million and $68.7 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced an increase in noninterest income during the three months ended March 31, 2024, compared to the same period in 2023, as noted in the segment results table previously presented, primarily due to an increase in gains from derivative and trading portfolio activities within our broker-dealer segment and an increase in net gains from sale of loans within our mortgage loan origination segment, partially offset by decreases of other mortgage production income and mortgage loan origination fees within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended March 31, 2024 was $27.7 million, or $0.42 per diluted share, compared with $25.8 million, or $0.40 per diluted share, during the three months ended March 31, 2023. Hilltop’s financial results for the three months ended March 31, 2024, compared with the same period in 2023, included a decline in net interest income, partially offset by a reversal of credit losses due to an improved economic outlook within the banking segment, an increase in net revenues within certain of the broker-dealer segment’s business lines, and a decline in other mortgage production income, partially offset by an increase in net gains from sale of loans within the mortgage origination segment.

Certain items included in net income for the three months ended March 31, 2024 and 2023 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended March 31, 2024 and 2023 included net accretion on earning assets and liabilities of $1.4 million and $1.9 million, respectively, and amortization of identifiable intangibles of $0.5 million and $0.8 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended March 31,
	2024	2023
Return on average stockholders' equity (1)	5.23%	5.12%
Return on average assets (2)	0.74%	0.69%
Net interest margin (3) (4)	2.85%	3.28%
Leverage ratio (5) (end of period)	12.49%	11.82%
Common equity Tier 1 risk-based capital ratio (6) (end of period)	19.73%	17.99%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 26 basis points and 29 basis points during the three months ended March 31, 2024 and 2023, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended March 31, 2024 and 2023, purchase accounting contributed 4 and 6 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.87% and 3.28%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $1.3 million and $1.9 million during the three months ended March 31, 2024 and 2023, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$802,098	$11,655	5.81%	$815,393	$10,724	5.26%
Loans held for investment, gross (1)	7,835,647	122,676	6.28%	7,894,668	112,655	5.79%
Investment securities - taxable	2,619,081	26,241	4.01%	2,813,734	25,602	3.64%
Investment securities - non-taxable (2)	293,420	2,992	4.08%	412,543	3,286	3.19%
Federal funds sold and securities purchased under agreements to resell	94,108	1,631	6.95%	163,601	2,368	5.87%
Interest-bearing deposits in other financial institutions	1,458,784	19,245	5.29%	1,480,323	16,116	4.42%
Securities borrowed	1,442,870	20,561	5.64%	1,419,797	17,068	4.81%
Other	39,885	5,190	52.19%	63,219	3,706	23.77%
Interest-earning assets, gross (2)	14,585,893	210,191	5.78%	15,063,278	191,525	5.16%
Allowance for credit losses	(110,583)			(97,060)
Interest-earning assets, net	14,475,310			14,966,218
Noninterest-earning assets	1,522,337			1,336,908
Total assets	$15,997,647			$16,303,126

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,748,633	$69,144	3.58%	$7,239,556	$35,824	2.01%
Securities loaned	1,401,975	19,039	5.45%	1,323,857	15,346	4.70%
Notes payable and other borrowings	1,327,889	17,810	5.38%	1,490,075	18,552	5.05%
Total interest-bearing liabilities	10,478,497	105,993	4.06%	10,053,488	69,722	2.81%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,951,357			3,789,757
Other liabilities	420,355			390,107
Total liabilities	13,850,209			14,233,352
Stockholders’ equity	2,120,494			2,043,157
Noncontrolling interest	26,944			26,617
Total liabilities and stockholders' equity	$15,997,647			$16,303,126

Net interest income (2)		$104,198			$121,803
Net interest spread (2)			1.72%			2.35%
Net interest margin (2)			2.87%			3.28%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.6 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduces our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities, such as securities borrowed in the broker-dealer segment and securities loaned in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as lines of credit extended to other operating segments by the banking segment, are eliminated from the consolidated financial statements.

On a consolidated basis, the change in net interest income during the three months ended March 31, 2024, compared with the same period in 2023, was primarily due to increased costs of deposits and increased average interest-bearing deposits with the banking segment and increased net yields on loans held for investment within the banking segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. During the three months ended March 31, 2024, the reversal of credit losses reflected improvements to the U.S. economic outlook, offset by increases in specific reserves within the banking segment. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income increased during the three months ended March 31, 2024, compared with the same period in 2023, primarily due to net increases within the broker-dealer segment’s structured finance, public finance services and wealth management business lines and increases in net gains from sale of loans within our mortgage origination segment loan sales volume and average loan sales margin within our mortgage origination segment, partially offset by decreases in mortgage loan origination fees and other mortgage production income.

Noninterest expense was relatively flat during the three months ended March 31, 2024, compared with the same period in 2023, primarily due to decreases in both variable and non-variable compensation and other segment costs within our mortgage origination segment associated with decreased mortgage loan originations, partially offset by increases in both variable and non-variable compensation within our broker-dealer segment. We have experienced an increase in certain noninterest expenses during 2024 and 2023, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs during 2024.

Effective income tax rates during the three months ended March 31, 2024 and 2023 were 22.5% and 11.6%, respectively. The effective tax rate during the three months ended March 31, 2023 was lower than the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses. The effective tax rate during the three months ended March 31, 2024 was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended March 31,		Variance
	2024	2023	2024 vs 2023
Net interest income	$91,606	$104,770	$(13,164)
Provision for (reversal of) credit losses	(2,853)	1,600	(4,453)
Noninterest income	11,903	11,190	713
Noninterest expense	56,020	56,127	(107)
Income before income taxes	$50,342	$58,233	$(7,891)

The decrease in income before income taxes during the three months ended March 31, 2024, compared with the same period in 2023, was primarily due to a decline in net interest income, partially offset by a reversal of credit losses. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, given the intense competition for liquidity and as customers seek higher yields on deposits, the banking segment’s cost of deposits increased during the first quarter of 2024. We expect such costs during 2024 to continue to be driven by various factors, including continued intense competition for deposits, as well as economic and market area factors. The resulting net interest income spread compression has had, and is expected to continue to have, a negative impact on banking segment operating results.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended March 31,
	2024	2023
Efficiency ratio (1)	54.12%	48.40%
Return on average assets (2)	1.20%	1.44%
Net interest margin (3)	3.00%	3.40%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.22)%	(0.01)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
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

During the three months ended March 31, 2024 and 2023, purchase accounting contributed 5 and 7 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.00% and 3.41%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for investment, gross (1)	$7,703,946	$115,502	6.01%	$7,693,626	$104,632	5.52%
Subsidiary warehouse lines of credit	756,594	15,331	8.02%	726,470	13,481	7.42%
Investment securities - taxable	2,167,991	18,100	3.34%	2,414,077	18,034	2.99%
Investment securities - non-taxable (2)	111,581	936	3.36%	113,894	1,010	3.55%
Federal funds sold and securities purchased under agreements to resell	70,555	1,002	5.70%	100,806	1,203	4.84%
Interest-bearing deposits in other financial institutions	1,414,302	19,245	5.46%	1,406,128	16,116	4.65%
Other	37,415	425	4.56%	43,482	443	4.13%
Interest-earning assets, gross (2)	12,262,384	170,541	5.58%	12,498,483	154,919	5.03%
Allowance for credit losses	(110,489)			(95,621)
Interest-earning assets, net	12,151,895			12,402,862
Noninterest-earning assets	799,415			872,528
Total assets	$12,951,310			$13,275,390

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,653,498	$74,908	3.93%	$7,045,714	$44,440	2.56%
Notes payable and other borrowings	459,750	3,881	3.39%	585,360	5,511	3.82%
Total interest-bearing liabilities	8,113,248	78,789	3.90%	7,631,074	49,951	2.65%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,107,882			3,934,399
Other liabilities	159,315			153,350
Total liabilities	11,380,445			11,718,823
Stockholders’ equity	1,570,865			1,556,567
Total liabilities and stockholders’ equity	$12,951,310			$13,275,390

Net interest income (2)		$91,752			$104,968
Net interest spread (2)			1.68%			2.38%
Net interest margin (2)			3.00%			3.41%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024 vs. 2023
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans held for investment, gross (2)	$142	$10,728	$10,870
Subsidiary warehouse lines of credit (3)	557	1,293	1,850
Investment securities - taxable	(1,833)	1,899	66
Investment securities - non-taxable (4)	(20)	(54)	(74)
Federal funds sold and securities purchased under agreements to resell	(365)	164	(201)
Interest-bearing deposits in other financial institutions	95	3,034	3,129
Other	(62)	44	(18)
Total interest income (4)	(1,486)	17,108	15,622

Interest expense
Deposits	$3,876	$26,592	$30,468
Notes payable and other borrowings	(1,196)	(434)	(1,630)
Total interest expense	2,680	26,158	28,838

Net interest income (4)	$(4,166)	$(9,050)	$(13,216)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included a decline of $0.6 million in accretion of discount on loans during the three months ended March 31, 2024, compared with the same period in 2023. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of March 31, 2024, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income, but during a period of declining interest rates, tends to result in a decrease in net interest income. Even with the rising interest rate environment during the three months ended March 31 2024, net interest income decreased as compared to the same period in 2023 due to increased costs of our deposits given the intense competition for liquidity and the banking industry disruption, and as customers seek higher yields on deposits.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At March 31, 2024, approximately $680 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 79% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. During a period of rising interest rates, the cost of funds on deposits, and therefore, interest expense, tends to increase. Given the intense competition for liquidity and the banking industry disruption, and as customers seek higher yields on deposits, our cost of deposits increased during the three months ended March 31, 2024, compared to the same period of 2023. We expect such costs during 2024 to continue to be driven by various factors, including continued intense competition for deposits, as well as economic and market area factors. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At March 31, 2024, total estimated uninsured deposits were $4.8 billion, or approximately 44% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $360.5 million, were $4.5 billion, or approximately 41% of total deposits.

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

The banking segment retained approximately $32.3 million and $66.0 million in mortgage loans originated by the mortgage origination segment during the three months ended March 31, 2024 and 2023, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. Specifically, during the three months ended March 31, 2024, the reversal of credit losses reflected improvements to the U.S. economic outlook, offset by increases in specific reserves within the banking segment. The net impact to the allowance of changes associated with collectively evaluated loans during the three months ended March 31, 2024 included a reversal of credit losses of $7.0 million, while individually evaluated loans included a provision for credit losses of $4.1 million. The change in the allowance for credit losses during the three months ended March 31, 2024 was also impacted by net charge-offs of $4.3 million. During the three months ended March 31, 2023, the banking segment’s provision for credit losses reflected a build in the allowance related to loan portfolio changes since the prior quarter, offset by an updated economic outlook with a mild U.S. recession from the fourth quarter of 2023 and recovery from the third quarter of 2024 compared to the prior quarter’s U.S. recession assumption during the last three quarters of 2023. The net impact to the allowance of changes associated with individually and collectively evaluated loans during the three months ended March 31, 2023 included a provision for credit losses of $0.1 million and $1.5 million, respectively. The change in the allowance for credit losses during the three months ended March 31, 2023 was also impacted by net charge-offs of $0.4 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase in oil and gas management fees.

The banking segment’s noninterest expense was relatively flat during the three months ended March 31, 2024, compared to the same period in 2023.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended March 31,		Variance
	2024	2023	2024 vs 2023
Net interest income:
Wealth management:
Securities lending	$1,522	$1,722	$(200)
Clearing services	2,650	1,481	1,169
Structured finance	1,723	2,625	(902)
Fixed income services	(760)	2,018	(2,778)
Other	7,134	6,017	1,117
Total net interest income	12,269	13,863	(1,594)
Noninterest income:
Securities commissions and fees by business line (1):
Fixed income services	8,452	6,620	1,832
Wealth management:
Retail	21,043	21,004	39
Clearing services	9,370	10,774	(1,404)
Structured finance	2,746	1,906	840
Other	700	668	32
	42,311	40,972	1,339
Investment and securities advisory fees and commissions by business line:
Public finance services	18,852	17,950	902
Fixed income services	2,069	946	1,123
Wealth management:
Retail	8,544	7,361	1,183
Clearing services	436	393	43
Structured finance	246	138	108
Other	79	60	19
	30,226	26,848	3,378
Other:
Structured finance	25,470	15,009	10,461
Fixed income services	5,859	6,848	(989)
Other	712	958	(246)
	32,041	22,815	9,226
Total noninterest income	104,578	90,635	13,943
Net revenue (2)	116,847	104,498	12,349
Noninterest expense:
Variable compensation (3)	35,274	30,821	4,453
Non-variable compensation and benefits	34,183	31,608	2,575
Segment operating costs (4)	28,472	28,647	(175)
Total noninterest expense	97,929	91,076	6,853

Income before income taxes	$18,918	$13,422	$5,496
(1)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $6.8 million and $9.8 million during the three months ended March 31, 2024 and 2023, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.

The increase in net revenue and income before income taxes for the three months ended March 31, 2024, compared with the same period in 2023, was primarily due to improved period-over-period results within our structured finance, public finance services and wealth management business lines, partially offset by declines within our fixed income services business line. The structured finance business line’s net revenues increase was primarily due to an increase in our structured housing business which benefited from certain states’ support of their Down Payment Assistance programs as well as an increase in commissions earned on commodities transactions. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets and municipal advisory revenues. The wealth management business line’s net revenue improvement was driven by improved advisory fees revenues generated from customer assets under management. This increase was partially offset by a decrease in underwriting revenues due to weaker investment grade underwriting results. The decrease in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to declines in revenues from net interest income earned on inventory positions and trading profits, partially offset by increases in commission revenues.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decrease in net interest income during the three months ended March 31, 2024, compared with the same period in 2023, was primarily due to the decrease in net interest income from the fixed income services business line due to decreases in interest earned on inventory positions.

Noninterest income increased during the three months ended March 31, 2024, compared with the same period in 2023, due to increases in securities commissions and fees, investment and securities advisory fees and commissions and other income.

Securities commissions and fees increased during the three months ended March 31, 2024, compared with the same period in 2023, primarily due to increases in fixed income and commodities commissions, partially offset by a decrease in FDIC sweep revenues and net clearing revenues due to a decrease in the number of correspondents.

Investment and securities advisory fees and commissions increased during the three months ended March 31, 2024, compared with the same period in 2023, primarily due to increases in fees earned from managed assets and municipal advisory transactions.

The increase in other noninterest income during the three months ended March 31, 2024, compared with the same period in 2023, was primarily due to increases in trading gains earned from structured finance trading activities, partially offset by decreases in trading gains earned from fixed income trading activities. Despite the decrease in mortgage originations for the three months ended March 31, 2024, the rates received from the closed pools increased 80 basis points and buy-side demand improved when compared with the same period in 2023. Decreased fixed income trading gains for the three months ended March 31, 2024, compared with the same period in 2023, was primarily driven by municipal and taxable securities trading. With the expected rise in interest rates continuing during 2024, we anticipate continued volatility in trading revenues.

The increase in noninterest expenses during the three months ended March 31, 2024, compared with the same period in 2023, was primarily due to increases in segment compensation.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended March 31,
	2024	2023
Total compensation as a % of net revenue (1)	59.4%	59.7%
Pre-tax margin (2)	16.2%	12.8%
FDIC insured program balances at the Bank (end of period)	$754,268	$1,601,823
Other FDIC insured program balances (end of period)	$1,208,696	$848,235
Customer funds on deposit, including short credits (end of period)	$220,932	$245,588

Public finance services:
Number of issues (3)	172	154
Aggregate amount of offerings (3)	$12,802,889	$9,118,401

Structured finance:
Lock production/TBA volume	$614,182	$1,187,826

Fixed income services:
Total volumes	$88,056,791	$47,497,874
Net inventory (end of period)	$597,075	$641,328

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)	91	99
Independent registered representatives (end of period)	185	188
Correspondents (end of period)	100	110
Correspondent receivables (end of period)	$139,391	$90,449
Customer margin balances (end of period)	$190,461	$271,032

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,398,644	$1,416,426
Interest-bearing liabilities - stock loaned (end of period)	$1,366,956	$1,303,657
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended March 31,		Variance
	2024	2023	2024 vs 2023
Net interest income (expense)	$(4,252)	$(4,208)	$(44)
Noninterest income	66,700	68,829	(2,129)
Noninterest expense	78,898	88,753	(9,855)
Loss before income taxes	$(16,450)	$(24,132)	$7,682

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, net increases in mortgage interest rates during the last two years have continued to negatively impact home purchase volume through the first three months of 2024. A slight decline in mortgage rates experienced since the fourth quarter of 2023 have had a minimal impact on 2024 loan origination volume. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2023, and continuing through the first three months of 2024, certain events have adversely impacted total mortgage market origination volumes because of their effect on the economy, including inflation and rising interest rates, the Federal Reserve’s actions and communications, and geopolitical threats. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges are impacting customers’ abilities to purchase homes. Competitive mortgage pricing pressure experienced during the last two years driven by a sharp reduction in national refinancing volume and the reduction of willing and eligible home buyers, has slightly eased during the first quarter of 2024. This led to an increase in the average combined net gains from mortgage loan sales and mortgage loan origination fees when compared to the same period in 2023. Currently, we anticipate seasonal transaction volumes, while lower than historically experienced, to slightly improve mortgage loan production and operating results trends anticipated by the mortgage origination segment during the second and third quarters of 2024 compared to the first quarter of 2024. We expect the fourth quarter of 2024 to more closely follow loan production and operating results experienced during the first quarter of 2024. PrimeLending continues to evaluate its cost structure to address the current mortgage environment.

We believe that ongoing initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. The mortgage origination segment experienced operating losses during 2023 which have continued into the first quarter of 2024 due to conditions discussed in detail within this discussion of segment results. In light of these macroeconomic challenges in the mortgage industry including tight housing inventories and mortgage interest rate levels, the fair value of the mortgage origination reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

As a GNMA approved lender, we are subject to certain HUD and GNMA minimum capital ratio reporting requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (“the GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. During the first and fourth quarters of 2023, the HUD operating loss ratio was 21.2% and 20.5%, respectively, which were reported to HUD. During the second and third quarters of 2023, the HUD operating loss ratio decreased to 15.8% and 10.0%, respectively. During the first quarter of 2024, the HUD operating loss ratio was 22.6%. During each quarter of 2023, the GNMA capital ratio exceeded the required 6%, however during the first quarter of 2024, the GNMA capital ratio decreased to 5.56%. These trends have been reported to GNMA and HUD, respectively.

In addition, as a FNMA and FHLMC approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC. These agencies may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representation and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the second, third and fourth quarters of 2023, PrimeLending experienced four consecutive quarterly losses; the loss ratio during these periods were 50.2%, 37.6% and 39.8%, respectively. During the first quarter of 2024, the loss ratio was 37.5%. These trends have been reported to FNMA.

The loss before income taxes decreased during the three months ended March 31, 2024, compared with the same period in 2023. The decrease during the three months ended March 31, 2024, was primarily the result of an increase in the average loan sales margin and a decrease in noninterest expense, partially offset by decreases in the volume of interest rate lock commitments (“IRLCs”) related to a decrease in mortgage loan applications and mortgage loan originations, compared to the same period in 2023.

During 2022 and continuing through the beginning of the fourth quarter of 2023, the U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. During the later part of the fourth quarter of 2023, both rates decreased to levels that approximated rates at the beginning of 2023. Average interest rates during the three months ended March 31, 2024, increased slightly compared to average interest rates during the same period in 2023. Refinancing volume as a percentage of total origination volume was relatively flat during the three months ended March 31, 2024, as compared to the same period in 2023. Although we anticipate a relatively stable percentage of refinancing volume relative to total loan origination volume during 2024, as compared to 2023, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the three months ended March 31, 2024, funded volume through ABAs was approximately 18% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to approximate 16% of loan volume of the mortgage origination segment during the remainder of 2024.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
	2024		2023
		% of		% of	Variance
	Amount	Total	Amount	Total	2024 vs 2023
Mortgage Loan Originations - units	5,411		5,783		(372)

Mortgage Loan Originations - volume:
Conventional	$1,016,197	60.62%	$1,091,835	63.01%	$(75,638)
Government	400,360	23.88%	434,549	25.08%	(34,189)
Jumbo	64,918	3.87%	63,485	3.66%	1,433
Other	195,011	11.63%	142,884	8.25%	52,127
	$1,676,486	100.00%	$1,732,753	100.00%	$(56,267)

Home purchases	$1,548,941	92.39%	$1,607,330	92.76%	$(58,389)
Refinancings	127,545	7.61%	125,423	7.24%	2,122
	$1,676,486	100.00%	$1,732,753	100.00%	$(56,267)

Texas	$577,293	34.43%	$496,843	28.67%	$80,450
California	119,208	7.11%	144,602	8.35%	(25,394)
South Carolina	81,610	4.87%	87,283	5.04%	(5,673)
Florida	71,376	4.26%	90,239	5.21%	(18,863)
Missouri	68,434	4.08%	55,114	3.18%	13,320
New York	68,064	4.06%	70,190	4.05%	(2,126)
Arizona	59,190	3.53%	87,470	5.05%	(28,280)
North Carolina	45,596	2.72%	55,408	3.20%	(9,812)
Ohio	45,502	2.71%	52,458	3.03%	(6,956)
Washington	44,592	2.66%	41,084	2.37%	3,508
All other states	495,621	29.57%	552,062	31.85%	(56,441)
	$1,676,486	100.00%	$1,732,753	100.00%	$(56,267)

Mortgage Loan Sales - volume:
Third parties	$1,717,529	98.15%	$1,595,535	96.03%	$121,994
Banking segment	32,328	1.85%	65,986	3.97%	(33,658)
	$1,749,857	100.00%	$1,661,521	100.00%	$88,336

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

The mortgage origination segment’s total loan origination volume decreased 3.2% during the three months ended March 31, 2024, compared to the same period in 2023, while loss before income taxes decreased 31.8% during that time. The decrease in loss before income taxes during the three months ended March 31, 2024, was primarily due to an increase in the average loan sales margin and decreases in non-variable compensation and benefits expense, variable compensation and segment operating costs, compared to the same period in 2023. These trends were partially offset by decreases in the volume of IRLCs and mortgage loan originations, compared to the same period in 2023.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended March 31,
	2024	2023
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	221	193
Impact of loans retained by banking segment	(5)	(7)
As reported	216	186
Variable compensation as a percentage of total compensation	42.1%	41.0%
Mortgage servicing rights asset ($000's) (end of period) (1)	$95,591	$103,314
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. Net interest expense was relatively flat during the three months ended March 31, 2024, as compared to the same period in 2023.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2024	2023	2024 vs 2023
Net gains from sale of loans	$37,881	$30,876	$7,005
Mortgage loan origination fees and other related income	26,438	28,777	(2,339)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	4,177	9,690	(5,513)
Mortgage servicing rights asset	(10,045)	(7,868)	(2,177)
Servicing fees	8,249	7,354	895
Total noninterest income	$66,700	$68,829	$(2,129)

The increase in net gains from sale of loans during the three months ended March 31, 2024, compared with the same period in 2023, was primarily the result of an increase in average loan sale margin, in addition to an increase of 5.3% in total loan sales volume. Since PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, total loan sales volume during the three months ended March 31, 2024 which increased slightly compared to the same period in 2023, approximated total loan origination volume during the same period. Total loan origination volume during the three months ended March 31, 2024 decreased slightly compared to the same period in 2023.

The decrease in mortgage loan origination fees during the three months ended March 31, 2024, compared with the same period in 2023, was primarily the result of a decrease in loan origination volume and average mortgage loan origination fees.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended March 31, 2024 and 2023 were $32.3 million and $66.0 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The decrease in net fair value of IRLCs and loans held for sale during the three months ended March 31, 2024, compared with the same period in 2023, was primarily the result of a decrease in the average value of individual IRLCs and loans held for sale and the total volume of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three months ended March 31, 2024, PrimeLending retained servicing on approximately 10% of the loans sold, compared with approximately 41% of loans sold during the same period in 2023. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. The operating results of the mortgage origination segment were negatively impacted during the three months ended March 31, 2024 by a decrease of $7.3 million related to a change in the prepayment rates used as inputs to value the MSR asset and to reflect the difference between the MSR carrying value and the sales price reflected in a signed letter of intent (“LOI”) discussed in more detail below, as well as losses of $5.7 million generated by the derivatives used to hedge the MSR. The remaining change in the net fair value of the MSR asset during the period was primarily due to net gains of $2.9 million driven by net changes in long-term U.S. Treasury bond rates and customer payoffs. During the three months ended March 31, 2023, the operating results of the mortgage origination segment were negatively impacted by a decrease of $10.7 million in the net fair value of the MSR asset, of which $5.5 million was primarily driven by market sales trends, partially offset by a gain of $2.8 million generated by the derivatives used to hedge the MSR. There were no MSR assets sold during the three months ended March 31, 2024 and 2023. On April 9, 2024, the mortgage origination signed an LOI to sell MSR assets of $47 million, which represented $3.0 billion of its serviced loan volume at the time. In addition to gains and losses generated by changes in the net fair value of the MSR asset, net servicing income of $3.6 million was recognized during the three months ended March 31, 2024.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2024	2023	2024 vs 2023
Variable compensation	$22,188	$25,573	$(3,385)
Non-variable compensation and benefits	30,506	36,782	(6,276)
Segment operating costs	20,284	20,878	(594)
Lender paid closing costs	1,258	1,175	83
Servicing expense	4,662	4,345	317
Total noninterest expense	$78,898	$88,753	$(9,855)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Historically, variable compensation comprises the majority of total employees’ compensation and benefits expenses, but during the three months ended March 31, 2024, non-variable compensation was greater than variable compensation. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 3.2% during the three months ended March 31, 2024, compared to the same period in 2023, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 17.1% during the same period. This decrease during the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to a decrease in salaries associated with a reduction in underwriting and loan fulfillment, operations and corporate staff as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. Segment operating costs decreased during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to decreases in occupancy and equipment expense, software and licensing fees, and miscellaneous fees.

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

Between January 1, 2015 and March 31, 2024, the mortgage origination segment sold mortgage loans totaling $139.7 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2015, it does not anticipate experiencing significant losses in the future on loans originated prior to 2015 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2015 and March 31, 2024 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$213,604	0.15%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	304,296	0.22%	24,079	0.02%
	$517,900	0.37%	$24,079	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. Between March and June 2023 PrimeLending experienced an increase in agency claim inquiries relative to historical trending. However, during the first quarter of 2024, agency claims decreased to more closely approximate historical trends. While no adjustment has been made to the factors considered in the calculation of the indemnification liability reserve as a result of these trends as of March 31, 2024, PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At March 31, 2024 and December 31, 2023, the mortgage origination segment’s total indemnification liability reserve totaled $9.8 million and $11.7 million, respectively. The related provision for indemnification losses was $0.3 million during both the three months ended March 31, 2024 and 2023, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended March 31,		Variance
	2024	2023	2024 vs 2023
Net interest income (expense)	$(3,103)	$(3,322)	$219
Noninterest income	5,785	2,704	3,081
Noninterest expense	17,384	15,513	1,871
Loss before income taxes	$(14,702)	$(16,131)	$1,429

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, industrial equipment manufacturing and animal health, with an aggregate carrying value of approximately $76 million at March 31, 2024.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three months ended March 31, 2024 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended March 31, 2024 and 2023 included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”), on our $50 million aggregate principal amount of subordinated notes due 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”).

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During the three months ended March 31, 2024, noninterest income included a pre-tax gain of $2.8 million associated with the sale of a merchant bank equity investment.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three months ended March 31, 2024, noninterest expenses increased, compared to the same period in 2023, primarily due to increases associated with employees’ compensation and benefits and software costs.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2024, as compared with December 31, 2023.

Securities Portfolio

At March 31, 2024, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-

backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2024	2023
Trading securities, at fair value
U.S. Treasury securities	$1,247	$3,736
U.S. government agencies:
Bonds	14,513	12,867
Residential mortgage-backed securities	155,355	124,768
Collateralized mortgage obligations	103,085	86,281
Other	—	13,079
Corporate debt securities	56,252	37,569
States and political subdivisions	260,700	180,890
Private-label securitized product	56,084	47,768
Other	10,464	9,033
	657,700	515,991
Securities available for sale, at fair value
U.S. Treasury securities	4,608	4,617
U.S. government agencies:
Bonds	160,114	166,166
Residential mortgage-backed securities	347,636	349,870
Commercial mortgage-backed securities	190,089	191,746
Collateralized mortgage obligations	723,374	736,481
Corporate debt securities	20,814	24,418
States and political subdivisions	33,920	34,297
	1,480,555	1,507,595
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	273,005	278,172
Commercial mortgage-backed securities	162,273	172,879
Collateralized mortgage obligations	277,859	284,208
States and political subdivisions	77,413	77,418
	790,550	812,677

Equity securities, at fair value	315	321
Total securities portfolio	$2,929,120	$2,836,584

We had net unrealized losses of $113.6 million and $114.2 million at March 31, 2024 and December 31, 2023, respectively, related to the available for sale investment portfolio, and net unrealized losses of $87.7 million and $80.8 million at March 31, 2024 and December 31, 2023, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.3 million and $0.3 million at March 31, 2024 and December 31, 2023, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2024, the banking segment’s securities portfolio of $2.3 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.5 billion, held to maturity securities of $790.6 million and equity securities of $0.3 million, in addition to $11.8 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $657.6 million at March 31, 2024. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $60.6 million at March 31, 2024.

Corporate

At March 31, 2024, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $20.8 million and other assets of $44.2 million within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2024. In addition, as of March 31, 2024, we had evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at March 31, 2024.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	March 31,	December 31,
	2024	2023
Commercial real estate:
Non-owner occupied	$1,932,746	$1,889,882
Owner occupied	1,449,249	1,422,234
Commercial and industrial	1,613,301	1,607,833
Construction and land development	933,405	1,031,095
1-4 family residential	1,773,376	1,757,178
Consumer	27,941	27,351
Broker-dealer	332,675	344,172
Loans held for investment, gross	8,062,693	8,079,745
Allowance for credit losses	(104,231)	(111,413)
Loans held for investment, net of allowance	$7,958,462	$7,968,332

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. As discussed in more detail within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” set forth in Part II, Item 7 of our 2023 Form 10-K and further within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” below, the banking segment’s credit policies emphasize strong underwriting and governance standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate potential losses.

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

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.4 billion and $8.5 billion at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $0.8 billion was drawn. At December 31, 2023, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at March 31, 2024, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties. The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of March 31, 2024 (in thousands).

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$148,091	$213,036	$44,730	$16,283	$21,349	$2,995	$58,370	$325	$505,179
Retail	150,569	74,664	30,970	16,692	9,907	12,897	41,099	8,906	345,704
Hotel/Motel	48,924	24,835	32,542	17,417	104	18,032	36,006	13,842	191,702
Multifamily	11,231	54,363	41,794	55,341	—	35,939	56,134	10,719	265,521
Industrial	137,262	58,813	9,954	3,337	3,073	668	31,133	419	244,659
All other	108,719	58,404	27,625	12,059	24,018	53,197	61,446	34,513	379,981
	$604,796	$484,115	$187,615	$121,129	$58,451	$123,728	$284,188	$68,724	$1,932,746
Owner occupied:
Office	$122,533	$97,539	$21,803	$15,192	$34,681	$8,064	$10,701	$4,019	$314,532
Retail	10,638	15,458	3,290	1,076	619	167	4,949	992	37,189
Industrial	180,881	36,743	34,175	8,359	12,150	6,992	34,482	22,649	336,431
All other	334,558	75,053	87,570	21,819	50,466	17,419	157,087	17,125	761,097
	$648,610	$224,793	$146,838	$46,446	$97,916	$32,642	$207,219	$44,785	$1,449,249
Total commercial real estate loans	$1,253,406	$708,908	$334,453	$167,575	$156,367	$156,370	$491,407	$113,509	$3,381,995

At March 31, 2024, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 43.8%, 23.0% and 12.1%, respectively, of the banking segment’s total loans held for investment at March 31, 2024. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2024.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At March 31, 2024, the Bank’s energy loan exposure was approximately $45 million of loans held for investment with unfunded commitment balances of approximately $18 million. The allowance for credit losses on the Bank’s energy portfolio was $0.2 million, or 0.4% of loans held for investment at March 31, 2024.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands).

	March 31, 2024
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$668,281	$949,574	$314,690	$201	$1,932,746
Owner occupied	343,284	535,605	552,284	18,076	1,449,249
Commercial and industrial	1,945,832	349,128	94,005	—	2,388,965
Construction and land development	806,456	104,272	21,780	897	933,405
1-4 family residential	173,999	414,949	424,340	760,088	1,773,376
Consumer	15,643	12,178	107	13	27,941
Total	$3,953,495	$2,365,706	$1,407,206	$779,275	$8,505,682

Fixed rate loans	$1,539,542	$1,703,077	$1,147,856	$779,275	$5,169,750
Floating rate loans	2,413,953	662,629	259,350	—	3,335,932
Total	$3,953,495	$2,365,706	$1,407,206	$779,275	$8,505,682

In the table above, commercial and industrial includes amounts advanced against the warehouse lines of credit extended to PrimeLending. Floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. As of March 31, 2024, floating rate loans totaling $680 million had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $332.6 million and $344.1 million at March 31, 2024 and December 31, 2023, respectively. This decrease from December 31, 2023 to March 31, 2024 was primarily attributable to a decrease of $32.9 million, or 15%, in customer margin accounts, partially offset by an increase of $19.4 million, or 16%, in receivables from correspondents.

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

	March 31,	December 31,
	2024	2023
Loans held for sale:
Unpaid principal balance	$675,546	$802,348
Fair value adjustment	8,530	19,846
	$684,076	$822,194
IRLCs:
Unpaid principal balance	$622,902	$383,767
Fair value adjustment	9,999	7,734
	$632,901	$391,501

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2024 and December 31, 2023 were $1.0 billion and $1.0 billion, respectively, while the related estimated fair values were ($1.4) million and ($10.2) million, respectively.

Allowance for Credit Losses on Loans

For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Estimates” set forth in Part II, Item 7 of our 2023 Form 10-K.

Loans Held for Investment

The Bank has lending policies in place with the goal of establishing an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan. As discussed in more detail within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” set forth in Part II, Item 7 of our 2023 Form 10-K, the Bank’s underwriting procedures address financial components based on the size and complexity of the credit, while the Bank’s loan policy provides specific underwriting guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of March 31, 2024, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in March 2024. During our previous quarterly macroeconomic assessment as of December 31, 2023, we also utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in December 2023.

The following table and paragraphs summarizes the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		March 31,	December 31,	September 30,	June 30,	March 31,
		2024	2023	2023	2023	2023
GDP growth rates:
	Q1 2023					2.5%
	Q2 2023				1.4%	0.4%
	Q3 2023			2.9%	0.1%	0.4%
	Q4 2023		1.1%	0.2%	0.3%	(3.1)%
	Q1 2024	2.4%	(1.6)%	(1.9)%	(3.1)%	(2.2)%
	Q2 2024	0.7%	(2.4)%	(3.0)%	(2.7)%	(1.1)%
	Q3 2024	0.4%	(1.3)%	(1.5)%	(0.9)%	2.1%
	Q4 2024	0.0%	1.3%	1.4%	2.0%
	Q1 2025	(1.8)%	2.6%	3.1%
	Q2 2025	(2.8)%	3.0%
	Q3 2025	(1.7)%

Unemployment rates:
	Q1 2023					3.5%
	Q2 2023				3.5%	3.7%
	Q3 2023			3.8%	3.8%	4.0%
	Q4 2023		3.8%	4.1%	4.0%	4.7%
	Q1 2024	3.8%	4.8%	4.9%	4.9%	5.6%
	Q2 2024	4.0%	5.6%	5.7%	5.6%	6.0%
	Q3 2024	4.0%	6.1%	6.0%	6.0%	5.7%
	Q4 2024	4.0%	5.6%	5.7%	5.8%
	Q1 2025	4.8%	5.2%	5.3%
	Q2 2025	5.6%	5.0%
	Q3 2025	6.0%

As of March 31, 2024, our U.S. economic forecast improved as real GDP growth was stronger than expected in the prior year. Persistent inflation and higher interest rates for longer continue to weigh on consumer and business spending resulting in 2.1% below trend economic growth in 2024 and a mild recession in 2025. Labor market conditions remain tight with a slight increase to the unemployment rate to 3.8% in March 2024. Our forecast considers the potential for tighter monetary policy from the Federal Reserve with the federal funds rate at 5.8% this year before reverting to 3.7% by year end 2025. The interest rate outlook challenges a slow recovery for residential and commercial real estate as vacancy rates for several property sectors trended higher during the quarter.

Since December 31, 2023, we updated our U.S. economic outlook for recent consumer and business spending. Real GDP growth was assumed to contract more modestly (0.0%) on an annual average basis and (1.3%) peak to trough in 2024. Labor market conditions remained tighter than expected as the unemployment rate decreased to 3.7% in December despite several downward revisions to recent payroll data. We expected monetary policy to remain restrictive at 5.25% to 5.5% in the near term but revert to 3.5% by year end 2025 as the Federal Reserve balances slower economic growth with its inflation and unemployment mandates.

During the three months ended March 31, 2024, the reversal of credit losses reflected improvements to the U.S. economic outlook, offset by increases in specific reserves within the banking segment. Specific to the Bank, the net impact to the allowance of changes associated with collectively evaluated loans during the three months ended March 31, 2024 included a reversal of credit losses of $7.0 million, while the net impact to the allowance of changes associated with individually evaluated loans during the three months ended March 31, 2024 included a provision for credit losses of $4.1 million. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended March 31, 2024 were also impacted by net charge-offs of $4.3 million.

As noted above, the impact of changes in the U.S. economic outlook since December 31, 2023 and resulting impact on collectively evaluated loans has resulted in a net reduction in the allowance at March 31, 2024, compared to December 31, 2023. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.38% and 1.47% as of March 31, 2024 and December 31, 2023. While changes in the U.S. economic outlook have been reflected in our current allowance at March 31, 2024, uncertainties that include, among others, the uncertain timing, duration and significance of further increases in market interest rates and a worsening macroeconomic forecast could adversely impact borrower cash flows and result in further increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
March 31, 2024	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$1,932,746	$39,563	2.05%
Owner occupied (2)	1,449,249	28,737	1.98%
Commercial and industrial (3)	1,416,930	16,452	1.16%
Construction and land development (4)	933,405	10,008	1.07%
Total commercial loans	5,732,330	94,760	1.65%

1-4 family residential	1,773,376	8,744	0.49%
Consumer	27,941	544	1.95%
Total retail loans	1,801,317	9,288	0.52%

Total commercial and retail loans	7,533,647	104,048	1.38%

Broker-dealer	332,675	83	0.02%
Mortgage warehouse lending	196,371	100	0.05%
Total loans held for investment	$8,062,693	$104,231	1.29%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At March 31, 2024, the office and retail loans held for investment balances of approximately $505 million, $346 million and $192 million, respectively, had an allowance for credit losses of approximately $21 million, $4 million and $3 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 4.2%, 1.3% and 1.5%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At March 31, 2024, the industrial and office loans held for investment balances of approximately $336 million and $315 million, respectively, had an allowance for credit losses of approximately $8 million and $7 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 2.3% and 2.1%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending.
(4)	Included within construction and land development portfolio are loans within the office and retail portfolio industry subsectors. At March 31, 2024, the office and retail loans held for investment balances of approximately $38 million and $24 million, respectively, had an allowance for credit losses of approximately $0.5 million and $0.4 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 1.4% and 1.5%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of March 31, 2024, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from international armed conflicts and global supply chain concerns recede faster than expected. Real GDP is expected to grow 3.9% in the second quarter of 2024, 3.4% in the third quarter of 2024, 3.3% in the fourth quarter of 2024, and 3.6% in the first quarter of 2025. Average unemployment rates are expected to decline to 3.1% by the third quarter of 2024 before reverting to historical data. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected and we expect the federal funds rate to peak at 5.3% during 2024.

Compared to our economic forecast, the downside scenario assumes the Federal Reserve’s efforts to resolve bank failures are not successful at restoring consumer and business confidence, causing banks to tighten lending standards while the Fed keeps the federal funds rate elevated due to inflation concerns. The international armed conflicts persist longer than anticipated and global supply chain issues worsen causing weaker manufacturing, increased good shortages, and the economy to fall back into recession. Real GDP is expected to decrease 3.2% in the second quarter of 2024, 3.6% in the third quarter of 2024, and 3.5% in the fourth quarter of 2024. Average unemployment rates are expected to increase to 7.7% by the second quarter of 2025, and to 6.0% by the fourth quarter of 2026 and then revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 0.9% target by the first quarter of 2026. Disagreements in Congress prevent any additional fiscal measures to stem the recession.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $28 million or a weighted average expected loss rate of 1.0% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $46 million or a weighted average expected loss rate of 1.9% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the macroeconomic outlook, inflationary pressures and labor market conditions, international armed conflicts and their impact on supply chains, the U.S elections and other various fiscal and monetary policy decisions. The sensitivity of many of these assumptions are often correlated and nonlinear so these results should not be simply extrapolated to estimate the allowance for credit losses accurately for more severe changes in economic scenarios. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses and selected credit metrics within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown within the allowance for credit losses below occurred within the banking segment.

	Three Months Ended March 31,
	2024	2023
Loans Held for Investment:
Balance, beginning of period	$111,413	$95,442
Provision for (reversal of) credit losses	(2,871)	2,331
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	—
Owner occupied	9	11
Commercial and industrial	342	692
Construction and land development	1	—
1-4 family residential	11	17
Consumer	37	39
Broker-dealer	—	—
Total recoveries	400	759
Loans charged off:
Commercial real estate:
Non-owner occupied	1,647	—
Owner occupied	—	977
Commercial and industrial	2,983	59
Construction and land development	—	—
1-4 family residential	—	73
Consumer	81	69
Broker-dealer	—	—
Total charge-offs	4,711	1,178
Net recoveries (charge-offs)	(4,311)	(419)
Balance, end of period	$104,231	$97,354

Average loans held for investment for the period	$7,835,647	$7,894,668
Total loans held for investment (end of period)	$8,062,693	$8,192,846

Loans Held for Sale:
Average loans held for sale for the period	$802,098	$815,393
Total loans held for sale (end of period)	$842,324	$1,040,138

Selected Credit Metrics:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.22)%	(0.02)%
Non-accrual loans:
Loans held for investment (end of period)	$28,655	$23,098
Loans held for sale (end of period)	$36,081	$4,280
Non-accrual loans to total loans (end of period)	0.73%	0.30%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)	1.17%	1.05%
Total loans held for investment (end of period)	1.29%	1.19%
Total non-accrual loans (end of period)	161.01%	355.59%
Non-accrual loans held for investment (end of period)	363.74%	421.48%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans classified as loans held for investment decreased by $35.7 million from December 31, 2023 to March 31, 2024. This decrease was primarily due to the reclassification of a single loan from loans held for investment to loans held for sale, for which the non-accrual status was retained, as well as decreases in construction and land development loans and decreases in 1-4 family residential loans, partially offset by the addition of thirteen commercial and industrial loans to non-accrual status.

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

	March 31, 2024		December 31, 2023
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	39,563	23.97%	40,061	23.39%
Owner occupied	28,737	17.97%	28,114	17.60%
Commercial and industrial	16,552	20.01%	20,926	19.90%
Construction and land development	10,008	11.58%	12,102	12.76%
1-4 family residential	8,744	21.99%	9,461	21.75%
Consumer	544	0.35%	648	0.34%
Broker-dealer	83	4.13%	101	4.26%
Total	$104,231	100.00%	$111,413	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Commercial real estate:
Non-owner occupied	$39,563	$40,061	$40,433	$43,582	$38,667
Owner occupied	28,737	28,114	29,438	27,880	22,854
Commercial and industrial	16,552	20,926	19,722	17,315	16,615
Construction and land development	10,008	12,102	8,970	7,395	5,999
1-4 family residential	8,744	9,461	11,472	11,618	11,691
Consumer	544	648	601	615	563
Broker-dealer	83	101	186	901	965
	$104,231	$111,413	$110,822	$109,306	$97,354

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$8,876	$7,784
Other noninterest expense	(580)	(979)
Balance, end of period	$8,296	$6,805

The decrease in the reserve for unfunded commitments during each of the three months ended March 31, 2024 and 2023 were primarily due to decreases in both commitment balances and expected loss rates.

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

At March 31, 2024, we had $210.8 million of potential problem loans, compared to $207.4 million at December 31, 2023. Our potential problem loans designated as substandard accrual at March 31, 2024 and December 31, 2023, totaled $165.3 million and $204.1 million, respectively. The decrease from December 31, 2023 to March 31, 2024 was primarily attributable to decreases in commercial and industrial loans, construction and land development loans and commercial real estate non-owner occupied, partially offset by an increase in commercial real estate owner occupied loans. Of the $165.3 million of potential problem loans designated as substandard accrual at March 31, 2024, $65.2 million, $39.0 million and $36.2 million were associated with commercial and industrial, commercial real estate owner occupied and commercial real estate non-owner occupied loans.

Potential problem loans designated as special mention were comprised of seven credit relationships totaling $45.5 million at March 31, 2024, compared with three credit relationships totaling $3.2 million at December 31, 2023. Of the $45.5 million of potential problem loans at March 31, 2024, $41.0 million was associated with two credit relationships.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	March 31,	December 31,
	2024	2023	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$34,661	$36,440	$(1,779)
Owner occupied	4,846	5,098	(252)
Commercial and industrial	12,165	9,502	2,663
Construction and land development	698	3,480	(2,782)
1-4 family residential	12,363	13,801	(1,438)
Consumer	3	6	(3)
Broker-dealer	—	—	—
Non-accrual loans	$64,736	$68,327	$(3,591)

Non-accrual loans as a percentage of total loans	0.73%	0.76%	(0.03)%

Other real estate owned	$5,254	$5,095	$159

Other repossessed assets	$472	$—	$472

Non-performing assets	$70,462	$73,422	$(2,960)

Non-performing assets as a percentage of total assets	0.43%	0.45%	(0.02)%

Loans past due 90 days or more and still accruing	$112,799	$115,090	$(2,291)

At March 31, 2024, non-accrual loans included 42 commercial and industrial relationships with loans secured by accounts receivable, notes receivable and equipment. Non-accrual loans at March 31, 2024 also included $36.1 million of loans secured by residential and commercial real estate which were classified as loans held for sale. At December 31, 2023, non-accrual loans included 40 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2023 also included $4.0 million of loans secured by residential real estate which were classified as loans held for sale.

OREO increased from December 31, 2023 to March 31, 2024, primarily due to additions totaling $2.8 million, significantly offset by disposals and valuation adjustments totaling $2.0 million. At both March 31, 2024 and December 31, 2023, OREO was primarily comprised of commercial properties.

Loans past due 90 days or more and still accruing at March 31, 2024 and December 31, 2023, were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. As of March 31, 2024, $0.7 million of loans subject to repurchase under a forbearance agreement had delinquencies on or after April 2020.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing intense competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended March 31, 2024 was 3.93%, compared to 3.98% during the three months ended December 31, 2023 and 2.56% during the three months ended March 31, 2023.

Given the rising interest rate environment since the first quarter of 2022 and the intense competition for deposits in its market area, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 66 percent. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 52 percent. We expect that the Bank’s cost related to interest-bearing deposits during 2024 to continue to be driven by various factors, including competition as well as economic and market area factors.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,
	2024		2023
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,951,357	0.00%	$3,789,757	0.00%
Interest-bearing deposits:
Demand	6,279,614	3.55%	6,049,484	2.07%
Savings	253,493	1.19%	305,873	0.82%
Time	1,215,526	4.24%	884,199	1.99%
	7,748,633	3.58%	7,239,556	2.01%
Total deposits	$10,699,990	2.59%	$11,029,313	1.32%

The table above includes interest-bearing brokered deposits with balances of approximately $166 million at March 31, 2024, compared with approximately $208 million at December 31, 2023. As previously discussed, to bolster our liquidity position given banking sector uncertainties in early 2023, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023, with a remaining balance of approximately $160 million at March 31, 2024, of which approximately $150 million matured in April 2024. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time. As of March 31, 2024, brokered deposits carried an average weighted interest rate of 5.53% and an average remaining term of less than 30 days.

At March 31, 2024, total estimated uninsured deposits were $4.8 billion, or approximately 44% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $360.5 million, were $4.5 billion, or approximately 41% of total deposits. Total estimated uninsured deposits were $4.7 billion, or approximately 42% of total deposits, as of December 31, 2023.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of March 31, 2024 (in thousands).

Months to maturity:
3 months or less	$209,446
3 months to 6 months	149,082
6 months to 12 months	116,164
Over 12 months	69,781
$544,473

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	March 31, 2024		December 31, 2023
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$892,574	4.74%	$900,038	4.75%	$(7,464)
Notes payable	347,273	4.15%	347,145	4.27%	128
	$1,239,847	4.58%	$1,247,183	4.64%	$(7,336)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at March 31, 2024, compared with December 31, 2023, primarily reflected decreases in federal funds purchased by the banking segment and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by an increase in commercial paper by the broker-dealer segment. Notes payable at March 31, 2024 was comprised of $149.5 million related to the Senior Notes, net of loan origination fees, and Subordinated Notes, net of origination fees, of $197.7 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At March 31, 2024, Hilltop had $177.0 million in cash and cash equivalents, a decrease of $14.6 million from $191.6 million at December 31, 2023. This decrease in cash and cash equivalents was primarily due to cash outflows of $11.1 million in cash dividends declared, $9.9 million in stock repurchases and other general corporate expenses, partially offset by the receipt of $23.1 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

As discussed in more detail below, our Senior Notes mature in May 2025 and we have the ability to redeem the 2030 Subordinated Notes, in whole or in part, beginning in May 2025. We continue to evaluate our options and may choose to refinance and/or utilize available cash on hand to satisfy such existing indebtedness. Although it is difficult in the current economic environment to predict the terms and conditions of financing that may be available in the future, we believe that we have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets to refinance or repay our Senior Notes.

Economic Environment

As previously discussed, operational and financial headwinds during 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024. The impacts of noted headwinds in 2024 are highly uncertain and will depend on several developments outside of our control, including, among others, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and international armed conflicts and their impact on supply chains. As demonstrated during both the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the pandemic and banking sector-related uncertainty and concerns associated with liquidity primarily due to high-profile bank failures during early 2023 and their respective negative impacts on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On April 18, 2024, our board of directors declared a quarterly cash dividend of $0.17 per common share, payable on May 24, 2024 to all common stockholders of record as of the close of business on May 10, 2024.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2024, Hilltop paid $9.9 million to repurchase an aggregate of 320,042 shares of our common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2024, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At March 31, 2024, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at March 31, 2024 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of March 31, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024.

			Minimum Capital
			Requirements Including	To Be Well
	March 31, 2024		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,430,850	11.00%	4.0%	5.0%
Hilltop	1,980,114	12.49%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,430,850	15.87%	7.0%	6.5%
Hilltop	1,980,114	19.73%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,430,850	15.87%	8.5%	8.0%
Hilltop	1,980,114	19.73%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,538,101	17.06%	10.5%	10.0%
Hilltop	2,287,216	22.79%	10.5%	N/A

We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item 1, of our 2023 Form 10-K.

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

	March 31,	December 31,
	2024	2023
FHLB capacity	$4,187	$4,205
Investment portfolio (available)	1,477	1,594
Fed deposits (excess daily requirements)	1,508	1,612
	$7,172	$7,411

As previously discussed, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to high-profile bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. These failures underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. At March 31, 2024, the Bank also accessed and included approximately $750 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

Further, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023, with a remaining balance of approximately $160 million at March 31, 2024, of which approximately $150 million matured in April 2024. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. An economic recovery and improved commercial real estate investment outlook may result in an outflow of deposits at an accelerated pace as customers utilize such available funds for expanded operations and investment opportunities. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. Currently, the Bank is facing significant competition from bank and non-bank competitors for its deposit base and expects that its interest expense on certain deposits will continue to increase during 2024 and will continue to be driven by various factors, including competition as well as economic and market area factors.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 12.35% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 7.32% of the Bank’s total deposits at March 31, 2024. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2024, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. At March 31, 2024, Hilltop Securities had no borrowings under its credit arrangements or under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of March 31, 2024, the weighted average maturity of the CP Notes was 139 days at a rate of 6.15% with a weighted average remaining life of 79 days. At March 31, 2024, the aggregate amount outstanding under these secured arrangements was $221.1 million, which was collateralized by securities held for Hilltop Securities accounts valued at $245.7 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $735.5 million was drawn at March 31, 2024. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at March 31, 2024.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds a controlling ownership interest in and is the managing member of certain ABAs. At March 31, 2024, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $46.4 million.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

Since December 31, 2023, there have been no material changes in other material contractual obligations disclosed within the section captioned “Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees” set forth in Part II, Item 7 of our 2023 Form 10-K.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at March 31, 2024 and outstanding financial and performance standby letters of credit of $61.8 million at March 31, 2024.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, inflation rose sharply at the end of 2021 and continued to rise in 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated during 2024. Furthermore, a prolonged period of inflation could cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Critical Accounting Estimates

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, mortgage servicing rights asset, goodwill and identifiable intangible assets, mortgage loan indemnification liability and acquisition accounting. Since December 31, 2023, there have been no changes in critical accounting estimates as further described under “Critical Accounting Estimates” in our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2024 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2023 Form 10-K, except as discussed below.

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

	March 31, 2024
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,079,513	$1,407,964	$1,805,243	$697,883	$547,259	$8,537,862
Securities	510,369	215,805	413,366	324,916	976,249	2,440,705
Federal funds sold and securities purchased under agreements to resell	1,605,930	—	—	—	—	1,605,930
Other interest sensitive assets	8,202	—	—	—	29,732	37,934
Total interest sensitive assets	6,204,014	1,623,769	2,218,609	1,022,799	1,553,240	12,622,431

Interest sensitive liabilities:
Interest bearing checking	$6,293,800	$—	$—	$—	$—	$6,293,800
Savings	255,223	—	—	—	—	255,223
Time deposits	441,218	633,525	67,025	51,781	—	1,193,549
Notes payable and other borrowings	442,935	80	265	361	1,589	445,230
Total interest sensitive liabilities	7,433,176	633,605	67,290	52,142	1,589	8,187,802

Interest sensitivity gap	$(1,229,162)	$990,164	$2,151,319	$970,657	$1,551,651	$4,434,629

Cumulative interest sensitivity gap	$(1,229,162)	$(238,998)	$1,912,321	$2,882,978	$4,434,629

Percentage of cumulative gap to total interest sensitive assets	(9.74)%	(1.89)%	15.15%	22.84%	35.13%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2024 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$38,647	9.39%	$190,042	11.77%
+100	$20,780	5.05%	$116,837	7.23%
-50	$(10,666)	(2.59)%	$(84,482)	(5.23)%
-100	$(21,660)	(5.26)%	$(181,143)	(11.22)%
-200	$(44,876)	(10.90)%	$(399,065)	(24.71)%

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

	March 31, 2024
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$3,012	$38,392	$67,501	$151,778	$260,683
U.S. government and government agency obligations	5,095	(5,958)	(19,941)	238,871	218,067
Corporate obligations	6,883	26,798	43,052	31,291	108,024
Total debt securities	14,990	59,232	90,612	421,940	586,774
Corporate equity securities	—	—	—	—	—
Other	10,301	—	—	—	10,301
	$25,291	$59,232	$90,612	$421,940	$597,075

Weighted average yield
Municipal obligations	0.24%	2.18%	3.18%	3.46%	3.23%
U.S. government and government agency obligations	4.30%	4.53%	1.96%	4.77%	4.39%
Corporate obligations	5.67%	5.90%	5.65%	4.09%	5.35%

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

We have expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of retained MSR. One of the principal risks associated with MSR is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, futures contracts and forward MBS commitments, as a means to mitigate market risk associated with MSR assets. No hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The MSR portfolio exposes us to interest rate risk and, correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR.

The goal of our interest rate risk management strategy within our mortgage origination segment is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept.

Consolidated

At March 31, 2024, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $350 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at March 31, 2024 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+200	$51,379	11.38%
+100	$27,118	6.01%
-50	$(13,712)	(3.04)%
-100	$(27,734)	(6.14)%
-200	$(56,999)	(12.63)%

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we implemented an enterprise human capital management system replacement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 13 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2023 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2024	—	$—	—	$75,000,000
February 1 - February 29, 2024	140,042	30.84	140,042	70,681,284
March 1 - March 31, 2024	180,000	31.19	180,000	65,067,201
Total	320,042	$31.04	320,042
(1)	In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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

HILLTOP HOLDINGS INC.

Date: April 22, 2024	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)