Form 10-Q
period 2024-06-30
Hilltop Holdings Inc.
filed 2024-08-02
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant's common stock outstanding at August 1, 2024 was 64,954,138.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$798,300	$1,858,700
Federal funds sold	5,650	650
Assets segregated for regulatory purposes	51,046	57,395
Securities purchased under agreements to resell	111,914	80,011
Securities:
Trading, at fair value	721,384	515,991
Available for sale, at fair value, net (amortized cost of $1,545,966 and $1,621,747, respectively)	1,433,107	1,507,595
Held to maturity, at amortized cost, net (fair value of $687,194 and $731,858, respectively)	777,456	812,677
Equity, at fair value	254	321
	2,932,201	2,836,584

Loans held for sale	1,264,437	943,846
Loans held for investment, net of unearned income	8,173,520	8,079,745
Allowance for credit losses	(115,082)	(111,413)
Loans held for investment, net	8,058,438	7,968,332

Broker-dealer and clearing organization receivables	1,297,175	1,573,931
Premises and equipment, net	161,746	168,856
Operating lease right-of-use assets	93,994	88,580
Mortgage servicing rights	52,902	96,662
Other assets	517,811	517,545
Goodwill	267,447	267,447
Other intangible assets, net	7,429	8,457
Total assets	$15,620,490	$16,466,996

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,845,441	$3,007,101
Interest-bearing	7,528,415	8,056,091
Total deposits	10,373,856	11,063,192

Broker-dealer and clearing organization payables	1,285,226	1,430,734
Short-term borrowings	897,613	900,038
Securities sold, not yet purchased, at fair value	75,546	34,872
Notes payable	347,402	347,145
Operating lease liabilities	113,096	109,002
Other liabilities	365,140	431,684
Total liabilities	13,457,879	14,316,667
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 64,952,838 and 65,153,092 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	650	652
Additional paid-in capital	1,047,523	1,054,662
Accumulated other comprehensive loss	(119,171)	(121,505)
Retained earnings	1,205,467	1,189,222
Deferred compensation employee stock trust, net	1	228
Employee stock trust (45 and 10,290 shares, at cost, at June 30, 2024 and December 31, 2023, respectively)	(1)	(292)
Total Hilltop stockholders' equity	2,134,469	2,122,967
Noncontrolling interests	28,142	27,362
Total stockholders' equity	2,162,611	2,150,329
Total liabilities and stockholders' equity	$15,620,490	$16,466,996

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$138,627	$138,397	$272,958	$261,776
Securities borrowed	20,306	18,515	40,867	35,583
Securities:
Taxable	25,289	26,719	51,530	52,321
Tax-exempt	2,389	2,566	4,804	5,754
Other	20,532	27,229	46,598	49,419
Total interest income	207,143	213,426	416,757	404,853

Interest expense:
Deposits	68,095	54,726	137,239	90,550
Securities loaned	18,669	16,413	37,708	31,759
Short-term borrowings	10,676	17,706	22,264	30,150
Notes payable	3,604	3,973	7,194	7,826
Other	2,449	2,342	5,081	4,597
Total interest expense	103,493	95,160	209,486	164,882

Net interest income	103,650	118,266	207,271	239,971
Provision for credit losses	10,934	14,836	8,063	17,167
Net interest income after provision for credit losses	92,716	103,430	199,208	222,804

Noninterest income:
Net gains from sale of loans and other mortgage production income	58,455	48,535	98,652	88,501
Mortgage loan origination fees	34,398	41,440	60,836	70,217
Securities commissions and fees	29,510	24,355	59,883	50,288
Investment and securities advisory fees and commissions	32,992	32,037	63,218	58,885
Other	37,950	44,285	92,334	85,255
Total noninterest income	193,305	190,652	374,923	353,146

Noninterest expense:
Employees' compensation and benefits	169,998	176,908	335,828	344,725
Occupancy and equipment, net	21,297	23,025	43,209	45,890
Professional services	10,270	12,594	20,001	23,291
Other	54,899	54,450	107,449	103,541
Total noninterest expense	256,464	266,977	506,487	517,447

Income before income taxes	29,557	27,105	67,644	58,503
Income tax expense	6,658	7,167	15,223	10,797
Net income	22,899	19,938	52,421	47,706
Less: Net income attributable to noncontrolling interest	2,566	1,805	4,420	3,773
Income attributable to Hilltop	$20,333	$18,133	$48,001	$43,933

Earnings per common share:
Basic	$0.31	$0.28	$0.74	$0.68
Diluted	$0.31	$0.28	$0.74	$0.68

Weighted average share information:
Basic	65,085	65,025	65,142	64,963
Diluted	65,086	65,054	65,149	64,993

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$22,899	$19,938	$52,421	$47,706
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(446), $1,010, $(352) and $4, respectively	(1,583)	3,386	(1,042)	137
Net unrealized gains (losses) on securities available-for-sale, net taxes of $62, $(3,308), $539 and $(148), respectively	692	(11,097)	606	(1,234)
Reclassification adjustment for gains (losses) included in net income, net taxes of $0, $1, $34 and $1, respectively	—	6	114	6
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $398, $435, $798 and $873, respectively	1,326	1,447	2,656	2,904
Comprehensive income	23,334	13,680	54,755	49,519
Less: comprehensive income attributable to noncontrolling interest	2,566	1,805	4,420	3,773

Comprehensive income applicable to Hilltop	$20,768	$11,875	$50,335	$45,746

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, March 31, 2023	65,023	$650	$1,044,774	$(125,461)	$1,136,901	$446	21	$(599)	$2,056,711	$27,087	$2,083,798
Net income	—	—	—	—	18,133	—	—	—	18,133	1,805	19,938
Other comprehensive loss	—	—	—	(6,257)	—	—	—	—	(6,257)	—	(6,257)
Stock-based compensation expense	—	—	5,984	—	—	—	—	—	5,984	—	5,984
Common stock issued to board members	5	—	150	—	—	—	—	—	150	—	150
Issuance of common stock related to share-based awards, net	43	1	(717)	—	—	—	—	—	(716)	—	(716)
Dividends on common stock ($0.16 per share)	—	—	—	—	(10,410)	—	—	—	(10,410)	—	(10,410)
Deferred compensation plan	—	—	—	—	—	4	—	—	4	—	4
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,237)	(2,237)
Balance, June 30, 2023	65,071	$651	$1,050,191	$(131,718)	$1,144,624	$450	21	$(599)	$2,063,599	$26,655	$2,090,254

Balance, March 31, 2024	65,267	$653	$1,049,831	$(119,606)	$1,201,013	$115	5	$(142)	$2,131,864	$27,566	$2,159,430
Net income	—	—	—	—	20,333	—	—	—	20,333	2,566	22,899
Other comprehensive income	—	—	—	435	—	—	—	—	435	—	435
Stock-based compensation expense	—	—	2,725	—	—	—	—	—	2,725	—	2,725
Common stock issued to board members	4	—	121	—	—	—	—	—	121	—	121
Issuance of common stock related to share-based awards, net	2	—	(18)	—	—	—	—	—	(18)	—	(18)
Repurchases of common stock	(320)	(3)	(5,136)	—	(4,784)	—	—	—	(9,923)	—	(9,923)
Dividends on common stock ($0.17 per share)	—	—	—	—	(11,095)	—	—	—	(11,095)	—	(11,095)
Deferred compensation plan	—	—	—	—	—	(114)	(5)	141	27	—	27
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,990)	(1,990)
Balance, June 30, 2024	64,953	$650	$1,047,523	$(119,171)	$1,205,467	$1	—	$(1)	$2,134,469	$28,142	$2,162,611

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	43,933	—	—	—	43,933	3,773	47,706
Other comprehensive income	—	—	—	1,813	—	—	—	—	1,813	—	1,813
Stock-based compensation expense	—	—	10,031	—	—	—	—	—	10,031	—	10,031
Common stock issued to board members	10	—	300	—	—	—	—	—	300	—	300
Issuance of common stock related to share-based awards, net	521	6	(4,154)	—	—	—	—	—	(4,148)	—	(4,148)
Repurchases of common stock	(145)	(2)	(2,317)	—	(2,184)	—	—	—	(4,503)	—	(4,503)
Dividends on common stock ($0.32 per share)	—	—	—	—	(20,761)	—	—	—	(20,761)	—	(20,761)
Deferred compensation plan	—	—	—	—	—	(31)	(2)	41	10	—	10
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,723)	(3,723)
Balance, June 30, 2023	65,071	$651	$1,050,191	$(131,718)	$1,144,624	$450	21	$(599)	$2,063,599	$26,655	$2,090,254

Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329
Net income	—	—	—	—	48,001	—	—	—	48,001	4,420	52,421
Other comprehensive income	—	—	—	2,334	—	—	—	—	2,334	—	2,334
Stock-based compensation expense	—	—	5,665	—	—	—	—	—	5,665	—	5,665
Common stock issued to board members	8	—	242	—	—	—	—	—	242	—	242
Issuance of common stock related to share-based awards, net	432	4	(2,773)	—	—	—	—	—	(2,769)	—	(2,769)
Repurchases of common stock	(640)	(6)	(10,273)	—	(9,585)	—	—	—	(19,864)	—	(19,864)
Dividends on common stock ($0.34 per share)	—	—	—	—	(22,171)	—	—	—	(22,171)	—	(22,171)
Deferred compensation plan	—	—	—	—	—	(227)	(10)	291	64	—	64
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,640)	(3,640)
Balance, June 30, 2024	64,953	$650	$1,047,523	$(119,171)	$1,205,467	$1	—	$(1)	$2,134,469	$28,142	$2,162,611

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$52,421	$47,706
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	8,063	17,167
Depreciation, amortization and accretion, net	9,337	10,233
Equity in undistributed earnings of merchant banking subsidiaries	(5,497)	(4,115)
Deferred income taxes	(12,245)	4,684
Other, net	475	10,070
Net change in securities purchased under agreements to resell	(31,903)	(25,912)
Net change in trading securities	(205,393)	58,383
Net change in broker-dealer and clearing organization receivables	272,512	(364,344)
Net change in other assets	(7,761)	(40,135)
Net change in broker-dealer and clearing organization payables	(159,361)	326,331
Net change in other liabilities	(45,746)	(28,213)
Net change in securities sold, not yet purchased	40,674	21,738
Proceeds from sale of mortgage servicing rights asset	45,129	19,055
Change in valuation of mortgage servicing rights asset	4,720	6,769
Net gains from sales of loans	(98,652)	(88,501)
Loans originated for sale	(4,642,556)	(4,843,504)
Proceeds from loans sold	4,411,324	4,548,967
Net cash used in operating activities	(364,459)	(323,621)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	38,011	31,043
Proceeds from sales, maturities and principal reductions of securities available for sale	94,697	150,389
Proceeds from sales, maturities and principal reductions of equity securities	10,339	—
Purchases of securities available for sale	(24,039)	(19,997)
Net change in loans held for investment	(122,314)	(334,149)
Purchases of premises and equipment and other assets	(4,389)	(3,594)
Proceeds from sales of premises and equipment, other real estate owned, and other assets	7,102	1,985
Proceeds from sale of loans held for sale transferred from loans held for investment	30,103	—
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(13)	(18,395)
Net cash provided by (used in) investing activities	29,497	(192,718)
Financing Activities
Net change in deposits	(675,483)	(137,727)
Net change in short-term borrowings	(2,395)	658,148
Proceeds from notes payable	—	322,215
Payments on notes payable	—	(304,580)
Payments to repurchase common stock	(19,864)	(4,503)
Dividends paid on common stock	(22,171)	(20,761)
Net cash distributed to noncontrolling interest	(3,640)	(3,723)
Other, net	(3,234)	(4,559)
Net cash provided by (used in) financing activities	(726,787)	504,510

Net change in cash, cash equivalents and restricted cash	(1,061,749)	(11,829)
Cash, cash equivalents and restricted cash, beginning of period	1,916,745	1,647,899
Cash, cash equivalents and restricted cash, end of period	$854,996	$1,636,070

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$798,300	$1,584,709
Federal funds sold	5,650	650
Assets segregated for regulatory purposes	51,046	50,711
Total cash, cash equivalents and restricted cash	$854,996	$1,636,070
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$216,191	$160,333
Cash paid for income taxes, net of refunds	$10,506	$14,767
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$2,871	$3,142
Additions to mortgage servicing rights	$6,089	$20,100

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

Revision of Previously Issued Financial Statements

During the second quarter of 2024, the Company identified an immaterial error related to the classification within noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts have been corrected for consistency with the current period presentation. The Company assessed the materiality of this error and change in presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” Based on this assessment, the Company concluded that previously issued financial statements were not materially misstated based upon overall considerations of both quantitative and qualitative factors. The revisions had no impact on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Comprehensive Income or Consolidated Statements of Changes in Stockholders’ Equity within these financial statements, or within previously filed financial statements. Further, the revisions did not result in a change in quarterly or year-to-date net income, basic or diluted earnings per share, or regulatory capital ratios. Accordingly, the Company corrected the immaterial error for the previously reported three and six months ended June 30, 2023 in this Quarterly Report on Form 10-Q. The following table presents the impact of the revisions of the previously filed financial statements for the three and six months ended June 30, 2023 to correct for prior period immaterial errors (in thousands).

	Three months ended June 30, 2023			Six months ended June 30, 2023
	As previously	Impact of		As previously	Impact of
	reported	Revision	As adjusted	reported	Revision	As adjusted
Noninterest income:
Securities commission and fees	$29,606	$(5,251)	$24,355	$60,829	$(10,541)	$50,288
Other	39,034	5,251	44,285	74,714	10,541	85,255

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present line items for prior period impacts to the Company’s Consolidated Statements of Operations that have been affected by the immaterial error discussed above and will be revised in conjunction with future filings (in thousands).

	Three months ended March 31, 2024			Three months ended March 31, 2023
	As previously	Impact of		As previously	Impact of
	reported	Revision	As adjusted	reported	Revision	As adjusted
Noninterest income:
Securities commission and fees	$35,557	$(5,184)	$30,373	$31,223	$(5,290)	$25,933
Other	49,200	5,184	54,384	35,680	5,290	40,970

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	As previously	Impact of		As previously	Impact of
	reported	Revision	As adjusted	reported	Revision	As adjusted
Noninterest income:
Securities commission and fees	$28,044	$(5,180)	$22,864	$88,873	$(15,721)	$73,152
Other	40,403	5,180	45,583	115,117	15,721	130,838

	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	(unaudited)			(unaudited)			(unaudited)
	As previously	Impact of		As previously	Impact of		As previously	Impact of
	reported	Revision	As adjusted	reported	Revision	As adjusted	reported	Revision	As adjusted
Noninterest income:
Securities commission and fees	$121,875	$(21,343)	$100,532	$139,122	$(23,941)	$115,181	$143,827	$(36,412)	$107,415
Other	156,082	21,343	177,425	113,957	23,941	137,898	128,034	36,412	164,446

The following table presents line items for prior period impacts to the components of other noninterest income as included in the Company’s Notes to Consolidated Financial Statements that have been affected by the immaterial error discussed above (in thousands).

	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	(unaudited)			(unaudited)			(unaudited)
	As previously	Impact of		As previously	Impact of		As previously	Impact of
	reported	Revision	As adjusted	reported	Revision	As adjusted	reported	Revision	As adjusted
Other noninterest income:
Net gains from Hilltop Broker-Dealer structured product and derivative activities	$42,284	$1,844	$44,128	$37,407	$3,911	$41,318	$48,816	$5,908	$54,724
Net gain from trading securities portfolio	54,750	19,499	74,249	23,666	20,030	43,696	26,353	30,504	56,857

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures of significant expense and segment profitability categories and amounts for each of the Company’s reportable business segments. The amendments are effective in annual periods beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. The Company does not expect that the adoption of the provisions of the amendments to have an impact on its financial condition or results of operations. The Company expects to adopt this guidance beginning with the Annual Report on Form 10-K for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments which are not expected to have an impact on its financial condition or results of operations. The Company expects to adopt this guidance in its Annual Report on Form 10-K for the year ending December 31, 2025.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2024 and December 31, 2023, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.14 billion and $822.2 million, respectively, and the unpaid principal balance of those loans was $1.12 billion and $802.3 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2024	Inputs	Inputs	Inputs	Fair Value
Trading securities	$5,575	$715,809	$—	$721,384
Available for sale securities	—	1,411,962	21,145	1,433,107
Equity securities	254	—	—	254
Loans held for sale	—	1,082,381	56,168	1,138,549
Derivative assets	—	72,671	—	72,671
MSR asset	—	—	52,902	52,902
Equity investments	—	—	19,540	19,540
Securities sold, not yet purchased	61,230	14,316	—	75,546
Derivative liabilities	—	10,696	—	10,696

	Level 1	Level 2	Level 3	Total
December 31, 2023	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,929	$507,062	$—	$515,991
Available for sale securities	—	1,483,177	24,418	1,507,595
Equity securities	321	—	—	321
Loans held for sale	—	784,158	38,036	822,194
Loans held for investment	—	—	10,858	10,858
Derivative assets	—	76,778	820	77,598
MSR asset	—	—	96,662	96,662
Equity investments	—	—	19,540	19,540
Securities sold, not yet purchased	14,027	20,845	—	34,872
Derivative liabilities	—	27,106	—	27,106

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2024
Available for sale securities	$20,814	$—	$—	$—	$616	$(285)	$21,145
Loans held for sale	51,795	20,765	(11,109)	—	(5,283)	—	56,168
Loans held for investment	11,211	—	(11,352)	—	141	—	—
Derivative assets	820	—	(2,598)	—	1,778	—	—
MSR asset	95,591	2,778	(45,129)	—	(338)	—	52,902
Equity investment	19,540	—	—	—	—	—	19,540
Total	$199,771	$23,543	$(70,188)	$—	$(3,086)	$(285)	$149,755

Six months ended June 30, 2024
Available for sale securities	$24,418	$—	$(4,702)	$—	$1,251	$178	$21,145
Loans held for sale	38,036	46,107	(17,185)	—	(10,790)	—	56,168
Loans held for investment	10,858	—	(11,352)	—	494	—	—
Derivative assets	820	—	(2,598)	—	1,778	—	—
MSR asset	96,662	6,089	(45,129)	—	(4,720)	—	52,902
Equity investment	19,540	—	—	—	—	—	19,540
Total	$190,334	$52,196	$(80,966)	$—	$(11,987)	$178	$149,755

Three months ended June 30, 2023
Loans held for sale	$33,993	$20,712	$(7,275)	$—	$(6,138)	$—	$41,292
Loans held for investment	9,437	—	—	—	277	—	9,714
MSR asset	103,314	6,890	(19,055)	—	3,952	—	95,101
Total	$146,744	$27,602	$(26,330)	$—	$(1,909)	$—	$146,107

Six months ended June 30, 2023
Loans held for sale	$40,707	$37,508	$(30,729)	$(446)	$(5,748)	$—	$41,292
Loans held for investment	9,181	—	—	—	533	—	9,714
MSR asset	100,825	20,100	(19,055)	—	(6,769)	—	95,101
Total	$150,713	$57,608	$(49,784)	$(446)	$(11,984)	$—	$146,107

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2024.

For material Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows.

				Range (Weighted-Average)
Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs	June 30, 2024				December 31, 2023
Available for sale securities	$21,145	Discounted cash flow	Discount rate	14.25	-	15.75%		14.25	-	15.50%

Loans held for sale	56,168	Market comparable	Projected price	78	-	90%	(89%)	78	-	92%	(90%)

Loans held for investment	-	Discounted cash flow	Discount rate							10.00%

Derivative assets	-	Discounted cash flow	Discount rate							15.00%

MSR asset	52,902	Discounted cash flow	Constant prepayment rate			8.69%				8.65%
			Discount rate			13.93%				11.67%

Equity investments	19,540	Recent transaction	Recent transaction

The fair value of certain available for sale securities, and loans held for investment prior to the sale of such instrument during the second quarter of 2024, held by the Company’s merchant bank subsidiary are measured, under the provisions of the Fair Value Option, using the income approach with Level 3 inputs. The fair value of such financial instruments are

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

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

The fair value of certain derivatives held by the Company’s merchant bank subsidiary were measured using Level 3 inputs based upon estimates of expected cash flows using unobservable inputs, including management’s knowledge of underlying collateral prior to the sale of such instruments during the second quarter of 2024.

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

The Company has elected to measure certain equity investments held by the Company’s merchant bank subsidiary under the provisions of the Fair Value Option using Level 3 inputs to mitigate volatility in reported earnings changes in fair value and better align with merchant bank investment strategy. Changes in fair value are reported within other noninterest income in the accompanying consolidated statements of operations.

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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$8,193	$—	$8,193	$(12,366)	$—	$(12,366)
Loans held for investment	—	—	—	—	—	—
MSR asset	(338)	—	(338)	3,952	—	3,952

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Loans held for sale	$(3,123)	$—	$(3,123)	$(2,233)	$—	$(2,233)
Loans held for investment	94	—	94	—	—	—
MSR asset	(4,720)	—	(4,720)	(6,769)	—	(6,769)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2024	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$803,950	$803,950	$—	$—	$803,950
Assets segregated for regulatory purposes	51,046	51,046	—	—	51,046
Securities purchased under agreements to resell	111,914	—	111,914	—	111,914
Held to maturity securities	777,456	—	687,194	—	687,194
Loans held for sale	125,888	—	103,401	23,162	126,563
Loans held for investment, net	8,058,438	—	348,415	7,785,919	8,134,334
Broker-dealer and clearing organization receivables	1,297,175	—	1,297,175	—	1,297,175
Other assets	72,201	—	72,201	—	72,201

Financial liabilities:
Deposits	10,373,856	—	10,371,076	—	10,371,076
Broker-dealer and clearing organization payables	1,285,226	—	1,285,226	—	1,285,226
Short-term borrowings	897,613	—	897,613	—	897,613
Debt	347,402	—	329,576	—	329,576
Other liabilities	17,605	—	17,605	—	17,605

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2023	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,859,350	$1,859,350	$—	$—	$1,859,350
Assets segregated for regulatory purposes	57,395	57,395	—	—	57,395
Securities purchased under agreements to resell	80,011	—	80,011	—	80,011
Held to maturity securities	812,677	—	731,858	—	731,858
Loans held for sale	121,652	—	99,358	22,882	122,240
Loans held for investment, net	7,957,474	—	344,172	7,696,393	8,040,565
Broker-dealer and clearing organization receivables	1,573,931	—	1,573,931	—	1,573,931
Other assets	74,613	—	74,613	—	74,613

Financial liabilities:
Deposits	11,063,192	—	11,045,957	—	11,045,957
Broker-dealer and clearing organization payables	1,430,734	—	1,430,734	—	1,430,734
Short-term borrowings	900,038	—	900,038	—	900,038
Debt	347,145	—	319,505	—	319,505
Other liabilities	24,280	—	24,280	—	24,280

The Company held equity investments other than securities of $36.5 million and $59.2 million at June 30, 2024 and December 31, 2023, respectively, which are included within other assets in the consolidated balance sheets. Of the $36.5 million of such equity investments held at June 30, 2024, $6.5 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$6,608	$22,507	$6,608	$27,264
Upward adjustments	—	182	—	425
Impairments and downward adjustments	(59)	(35)	(59)	(5,035)
Balance, end of period	$6,549	$22,654	$6,549	$22,654

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2024	2023
U.S. Treasury securities	$253	$3,736
U.S. government agencies:
Bonds	6,755	12,867
Residential mortgage-backed securities	117,113	124,768
Collateralized mortgage obligations	192,779	86,281
Other	9,955	13,079
Corporate debt securities	64,768	37,569
States and political subdivisions	249,933	180,890
Private-label securitized product	69,401	47,768
Other	10,427	9,033
Totals	$721,384	$515,991

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $75.5 million and $34.9 million at June 30, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2024	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,988	$—	$(351)	$4,637
U.S. government agencies:
Bonds	148,499	167	(527)	148,139
Residential mortgage-backed securities	373,582	50	(41,863)	331,769
Commercial mortgage-backed securities	196,419	153	(6,339)	190,233
Collateralized mortgage obligations	763,075	249	(59,858)	703,466
Corporate debt securities	22,467	—	(1,322)	21,145
States and political subdivisions	36,936	15	(3,233)	33,718
Totals	$1,545,966	$634	$(113,493)	$1,433,107

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,985	$—	$(368)	$4,617
U.S. government agencies:
Bonds	166,617	360	(811)	166,166
Residential mortgage-backed securities	389,160	25	(39,315)	349,870
Commercial mortgage-backed securities	200,236	468	(8,958)	191,746
Collateralized mortgage obligations	797,876	291	(61,686)	736,481
Corporate debt securities	25,919	—	(1,501)	24,418
States and political subdivisions	36,954	39	(2,696)	34,297
Totals	$1,621,747	$1,183	$(115,335)	$1,507,595

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2024	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$267,450	$—	$(29,466)	$237,984
Commercial mortgage-backed securities	162,032	—	(13,438)	148,594
Collateralized mortgage obligations	270,876	—	(40,151)	230,725
States and political subdivisions	77,098	46	(7,253)	69,891
Totals	$777,456	$46	$(90,308)	$687,194

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$278,172	$—	$(25,765)	$252,407
Commercial mortgage-backed securities	172,879	—	(12,670)	160,209
Collateralized mortgage obligations	284,208	—	(37,189)	247,019
States and political subdivisions	77,418	149	(5,344)	72,223
Totals	$812,677	$149	$(80,968)	$731,858

Additionally, the Company had unrealized net gains of $0.2 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively, from equity securities with fair values of $0.3 million and $0.3 million held at June 30, 2024 and December 31, 2023, respectively. The Company recognized net losses of $0.1 million and net gains of $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and recognized net losses of $0.1 million and net gains of $0.1 million during the six months ended June 30, 2024 and 2023, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2024 and 2023, net gains and losses recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2024			December 31, 2023
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,637	351	1	4,617	368
	1	4,637	351	1	4,617	368
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	28,711	125	4	28,988	103
Unrealized loss for twelve months or longer	18	95,733	402	20	112,502	708
	22	124,444	527	24	141,490	811
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	15	15,662	896	14	8,989	616
Unrealized loss for twelve months or longer	108	307,591	40,967	109	338,769	38,699
	123	323,253	41,863	123	347,758	39,315
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	9,111	113	2	10,413	282
Unrealized loss for twelve months or longer	19	192,721	6,226	18	162,470	8,676
	21	201,832	6,339	20	172,883	8,958
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	10,102	138	2	11,560	22
Unrealized loss for twelve months or longer	135	671,271	59,720	138	709,571	61,665
	137	681,373	59,858	140	721,131	61,687
Corporate debt securities:
Unrealized loss for less than twelve months	2	22,467	1,322	2	13,483	1,501
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	22,467	1,322	2	13,483	1,501
States and political subdivisions:
Unrealized loss for less than twelve months	7	2,927	52	10	7,023	55
Unrealized loss for twelve months or longer	57	26,366	3,181	50	20,857	2,640
	64	29,293	3,233	60	27,880	2,695
Total available for sale:
Unrealized loss for less than twelve months	32	88,980	2,646	34	80,456	2,579
Unrealized loss for twelve months or longer	338	1,298,319	110,847	336	1,348,786	112,756
	370	$1,387,299	$113,493	370	$1,429,242	$115,335

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	June 30, 2024			December 31, 2023
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	45	267,450	29,466	44	278,172	25,765
	45	267,450	29,466	44	278,172	25,765
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	28	148,595	13,438	31	160,208	12,670
	28	148,595	13,438	31	160,208	12,670
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	54	230,725	40,151	54	247,019	37,189
	54	230,725	40,151	54	247,019	37,189
States and political subdivisions:
Unrealized loss for less than twelve months	16	9,679	272	39	15,506	479
Unrealized loss for twelve months or longer	161	56,972	6,981	128	45,208	4,865
	177	66,651	7,253	167	60,714	5,344
Total held to maturity:
Unrealized loss for less than twelve months	16	9,679	272	39	15,506	479
Unrealized loss for twelve months or longer	288	703,742	90,036	257	730,607	80,489
	304	$713,421	$90,308	296	$746,113	$80,968

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2024 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$27,823	$27,743	$—	$—
Due after one year through five years	78,045	76,073	3,235	3,026
Due after five years through ten years	56,912	56,466	39,274	36,043
Due after ten years	50,110	47,357	34,589	30,822
	212,890	207,639	77,098	69,891

Residential mortgage-backed securities	373,582	331,769	267,450	237,984
Commercial mortgage-backed securities	196,419	190,233	162,032	148,594
Collateralized mortgage obligations	763,075	703,466	270,876	230,725
	$1,545,966	$1,433,107	$777,456	$687,194

The Company recognized net gains of $12.4 million and $14.1 million from its trading portfolio during the three months ended June 30, 2024 and 2023, respectively, and net gains of $20.1 million and $29.5 million during the six months ended June 30, 2024 and 2023, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $8.1 million and $11.7 million during the three months ended June 30, 2024 and 2023, respectively, and net gains from structured product trading activities of $40.8 million and $44.7 million during the six months ended June 30, 2024 and 2023, respectively. The Company had no other realized gains and losses on securities during the three and six months ended June 30, 2024 and nominal other realized losses on securities during the three and six months ended June 30, 2023, respectively. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $597.5 million and $537.2 million (with a fair value of $544.7 million and $503.1 million, respectively) at June 30, 2024 and December 31, 2023, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at June 30, 2024 and December 31, 2023.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2024	2023
Commercial real estate:
Non-owner occupied	$2,001,338	$1,889,882
Owner occupied	1,475,218	1,422,234
Commercial and industrial	1,687,502	1,607,833
Construction and land development	858,185	1,031,095
1-4 family residential	1,775,571	1,757,178
Consumer	27,291	27,351
Broker-dealer (1)	348,415	344,172
	8,173,520	8,079,745
Allowance for credit losses	(115,082)	(111,413)
Total loans held for investment, net of allowance	$8,058,438	$7,968,332
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
June 30, 2024	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$559	$—	$797	$1,356	$1,999,982	$2,001,338	$—
Owner occupied	—	5,218	9	5,227	1,469,991	1,475,218	—
Commercial and industrial	7,174	3	1,004	8,181	1,679,321	1,687,502	27
Construction and land development	2,062	192	277	2,531	855,654	858,185	—
1-4 family residential	3,049	1,568	2,206	6,823	1,768,748	1,775,571	829
Consumer	84	15	1	100	27,191	27,291	—
Broker-dealer	—	—	—	—	348,415	348,415	—
	$12,928	$6,996	$4,294	$24,218	$8,149,302	$8,173,520	$856

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

In addition to the loans shown in the tables above, PrimeLending had $121.6 million and $115.1 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $122.3 million and $115.7 million, respectively) that were 90 days past due and accruing interest at June 30, 2024 and December 31, 2023, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	June 30, 2024			December 31, 2023			Interest Income Recognized
	With	With No		With	With No		Three Months Ended June 30,		Six Months Ended June 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2024	2023	2024	2023
Commercial real estate:
Non-owner occupied	$414	$6,480	$6,894	$33,728	$2,712	$36,440	$317	$58	$1,511	$181
Owner occupied	4,601	1,836	6,437	4,630	468	5,098	670	261	763	324
Commercial and industrial	47,009	33,746	80,755	5,216	4,286	9,502	461	138	563	269
Construction and land development	287	—	287	533	2,749	3,282	20	29	62	36
1-4 family residential	515	6,716	7,231	726	9,283	10,009	579	379	1,072	835
Consumer	1	—	1	6	—	6	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$52,827	$48,778	$101,605	$44,839	$19,498	$64,337	$2,047	$865	$3,971	$1,645

At June 30, 2024 and December 31, 2023, $4.1 million and $4.0 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis increased from December 31, 2023 to June 30, 2024 by $37.3 million. The change in non-accrual loans was primarily due to increases in commercial and industrial loans of $71.3 million, partially offset by decreases in commercial real estate non-owner occupied loans of $29.5 million, construction and land development loans of $3.0 million and 1-4 family residential loans of $2.8 million. The increase in commercial and industrial loans in non-accrual status since December 31, 2023 was primarily due to the addition of loans with an aggregate loan balance of $77.1 million, partially offset by principal payoffs. Of the $77.1 million increase in commercial and industrial loans in non-accrual status, $65.3 million was due to the addition of two credit relationships from the auto note financing industry subsector. The decrease in commercial real estate non-owner occupied loans in non-accrual status since December 31, 2023 was primarily due to the reclassification of a single non-accrual loan from loans held for investment during the first quarter of 2024. This loan was subsequently sold in the second quarter of 2024. The decrease in construction and land development loans in non-accrual status was primarily due to the payoffs of two relationships with an aggregate loan balance of $2.9 million since December 31, 2023. The decrease in 1-4 family residential loans in non-accrual status since December 31, 2023 was primarily due to principal payoffs.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended June 30, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—	—%
Owner occupied	—	126	—	—	—	0.0%
Commercial and industrial	—	13,166	—	—	481	0.8%
Construction and land development	—	—	—	—	—	—%
1-4 family residential	—	479	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$13,771	$—	$—	$481	0.2%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Six Months Ended June 30, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—	—%
Owner occupied	—	522	—	3,882	—	0.3%
Commercial and industrial	—	13,525	—	155	481	0.8%
Construction and land development	—	11	—	1,752	—	0.2%
1-4 family residential	—	479	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$14,537	$—	$5,789	$481	0.3%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended June 30, 2023	Reduction	Extension	Forgiveness	Delay	Payment Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$9,088	$—	$—	$—	0.5%
Owner occupied	—	—	—	—	—	—%
Commercial and industrial	—	10,059	—	—	—	0.6%
Construction and land development	—	308	—	—	—	0.0%
1-4 family residential	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$19,455	$—	$—	$—	0.2%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Six Months Ended June 30, 2023	Reduction	Extension	Forgiveness	Delay	Payment Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$43,538	$—	$—	$—	2.3%
Owner occupied	—	2,214	—	—	—	0.2%
Commercial and industrial	—	11,383	—	2,960	—	0.8%
Construction and land development	—	308	—	—	—	0.0%
1-4 family residential	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$57,443	$—	$2,960	$—	0.7%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
June 30, 2024	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$371
Owner occupied	—	3,882	9	3,891	4,017
Commercial and industrial	1,543	—	—	1,543	5,762
Construction and land development	—	—	—	—	11
1-4 family residential	—	—	—	—	28
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$1,543	$3,882	$9	$5,434	$10,189

The following tables present the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	—	—%	—
Owner occupied	—%	23	—%	16
Commercial and industrial	0.5%	12	0.5%	12
Construction and land development	—%	—	—%	15
1-4 family residential	—%	8	—%	8
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	0.5%	12	0.5%	12

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	17	—%	25
Owner occupied	—%	—	—%	35
Commercial and industrial	—%	8	—%	8
Construction and land development	—%	9	—%	9
1-4 family residential	—%	—	—%	—
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	—%	12	—%	22

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

	Amortized Cost Basis by Origination Year							Loans
						2019 and		Converted to
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$5,068	$5,022	$45,182	$84,375	$3,599	$4,764	$(1)	$—	$148,009
Internal Grade 4-7 (Pass normal risk)	88,007	192,393	275,740	312,086	115,851	104,536	19,823	16,622	1,125,058
Internal Grade 8-11 (Pass high risk and watch)	36,862	125,780	201,935	61,535	107,711	75,896	22,460	1,381	633,560
Internal Grade 12 (Special mention)	—	—	15,497	5,188	3,709	25,470	—	—	49,864
Internal Grade 13 (Substandard accrual)	541	1,893	7,624	26,202	—	1,692	—	—	37,952
Internal Grade 14 (Substandard non-accrual)	—	4,194	1,377	—	—	1,323	—	—	6,894
Current period gross charge-offs	—	1,647	—	—	—	—	—	—	1,647

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$19,566	$60,222	$21,117	$41,285	$42,852	$57,287	$5,787	$13,136	$261,252
Internal Grade 4-7 (Pass normal risk)	51,120	93,884	175,706	196,299	55,985	152,195	19,056	9,187	753,432
Internal Grade 8-11 (Pass high risk and watch)	26,884	63,502	87,602	68,659	78,373	80,713	5,277	514	411,524
Internal Grade 12 (Special mention)	—	—	354	—	1,204	—	—	—	1,558
Internal Grade 13 (Substandard accrual)	395	2,068	7,416	8,719	6,268	16,149	—	—	41,015
Internal Grade 14 (Substandard non-accrual)	4,008	9	1,322	628	—	470	—	—	6,437
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$2,698	$18,567	$16,255	$34,098	$9,704	$15,667	$25,966	$—	$122,955
Internal Grade 4-7 (Pass normal risk)	56,009	40,174	46,905	61,019	16,721	12,106	329,941	2,825	565,700
Internal Grade 8-11 (Pass high risk and watch)	101,168	74,162	77,908	75,149	18,336	9,152	249,683	2,641	608,199
Internal Grade 12 (Special mention)	—	—	—	—	—	337	1,200	—	1,537
Internal Grade 13 (Substandard accrual)	7,338	5,613	2,569	2,024	1,144	968	9,571	1,171	30,398
Internal Grade 14 (Substandard non-accrual)	10,943	9,001	9,570	4,507	294	876	849	44,715	80,755
Current period gross charge-offs	29	200	385	104	312	1,458	837	273	3,598

Construction and land development
Internal Grade 1-3 (Pass low risk)	$3,457	$35	$2,795	$879	$—	$241	$—	$—	$7,407
Internal Grade 4-7 (Pass normal risk)	83,339	146,121	143,057	62,616	6,486	2,807	7,978	—	452,404
Internal Grade 8-11 (Pass high risk and watch)	137,875	145,203	41,070	29,003	2,839	2,471	14,745	—	373,206
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	1,138	3,145	159	109	—	—	—	—	4,551
Internal Grade 14 (Substandard non-accrual)	—	287	—	—	—	—	—	—	287
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	124	3,887	—	—	—	853	—	—	4,864
FICO greater than 720	2,056	13,152	—	119	49	—	—	—	15,376
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	90	—	—	—	—	—	—	—	90
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$164	$632	$1,427	$481	$740	$21,965	$215	$—	$25,624
FICO between 620 and 720	9,885	11,621	15,445	9,270	4,256	28,299	875	185	79,836
FICO greater than 720	83,934	148,373	511,329	692,989	82,936	79,700	3,933	735	1,603,929
Substandard non-accrual	29	—	—	—	—	7,202	—	—	7,231
Other (1)	14,593	19,533	14,269	3,415	1,354	4,500	1,287	—	58,951
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Consumer
FICO less than 620	$643	$278	$288	$30	$58	$6	$357	$8	$1,668
FICO between 620 and 720	2,259	1,987	917	321	179	49	1,984	36	7,732
FICO greater than 720	1,675	2,798	1,707	634	233	7	2,801	1	9,856
Substandard non-accrual	—	—	—	—	—	1	—	—	1
Other (1)	4,949	1,805	857	135	17	12	259	—	8,034
Current period gross charge-offs	57	79	—	—	—	2	7	1	146

Total loans with credit quality measures	$756,817	$1,195,341	$1,727,399	$1,781,774	$560,898	$707,714	$724,046	$93,157	$7,547,146
Commercial and industrial (mortgage warehouse lending)									$277,959
Broker-dealer (margin loans and correspondent receivables)									$348,415
Total loans held for investment									$8,173,520

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2024. In addition, as of June 30, 2024, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of June 30, 2024. While the Company believes it has an appropriate allowance for the existing loan portfolio at June 30, 2024, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2023 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of June 30, 2024, the Company utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2024 that was updated to reflect the U.S. economic outlook. This alternative economic scenario expects inflation to accelerate back to more than 3% annualized. In response to rising inflation, Federal Reserve monetary policy raises the federal funds rate in 2024 to a terminal range of 5.75 to 6%. The combination of the persistent inflation, the Federal Reserve rate increases, and declining confidence causes economic growth to decelerate during the remainder of 2024 and early 2025 and to fall into recession in the second quarter of 2025. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

During the three and six months ended June 30, 2024, the provision for credit losses reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior quarter, slightly offset by improvements to the U.S. economic outlook. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2024 included a provision for

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

credit losses of $8.0 million and $12.1 million, respectively, while the net impact to the allowance of changes associated with collectively evaluated loans during the three and six months ended June 30, 2024 included a provision for credit losses of $3.0 million and a reversal of credit losses of $4.0 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2024 were also impacted by net charge-offs of $0.1 million and $4.4 million, respectively.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$39,563	$(2,242)	$—	$—	$37,321
Owner occupied	28,737	4,029	—	6	32,772
Commercial and industrial	16,552	12,480	(615)	452	28,869
Construction and land development	10,008	(2,415)	—	1	7,594
1-4 family residential	8,744	(924)	(1)	93	7,912
Consumer	544	22	(65)	46	547
Broker-dealer	83	(16)	—	—	67
Total	$104,231	$10,934	$(681)	$598	$115,082

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$40,061	$(1,093)	$(1,647)	$—	$37,321
Owner occupied	28,114	4,643	—	15	32,772
Commercial and industrial	20,926	10,747	(3,598)	794	28,869
Construction and land development	12,102	(4,510)	—	2	7,594
1-4 family residential	9,461	(1,652)	(1)	104	7,912
Consumer	648	(38)	(146)	83	547
Broker-dealer	101	(34)	—	—	67
Total	$111,413	$8,063	$(5,392)	$998	$115,082

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$38,667	$4,906	$—	$9	$43,582
Owner occupied	22,854	5,015	—	11	27,880
Commercial and industrial	16,615	3,632	(3,020)	88	17,315
Construction and land development	5,999	1,396	—	—	7,395
1-4 family residential	11,691	(108)	—	35	11,618
Consumer	563	59	(53)	46	615
Broker-dealer	965	(64)	—	—	901
Total	$97,354	$14,836	$(3,073)	$189	$109,306

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$39,247	$4,326	$—	$9	$43,582
Owner occupied	24,008	4,827	(977)	22	27,880
Commercial and industrial	16,035	3,579	(3,079)	780	17,315
Construction and land development	6,051	1,344	—	—	7,395
1-4 family residential	9,313	2,326	(73)	52	11,618
Consumer	554	98	(122)	85	615
Broker-dealer	234	667	—	—	901
Total	$95,442	$17,167	$(4,251)	$948	$109,306

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$8,296	$6,805	$8,876	$7,784
Other noninterest expense	289	1,187	(291)	208
Balance, end of period	$8,585	$7,992	$8,585	$7,992

The increases in the reserve for unfunded commitments during the three and six months ended June 30, 2023 were primarily due to increases in expected loss rates. During the three months ended June 30, 2024, the increase in the reserve for unfunded commitments was primarily due to an increase in expected loss rates, while the decrease in the reserve for unfunded commitments during the six months ended June 30, 2024 was primarily due to decreases in commitment balances.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$95,591	$103,314	$96,662	$100,825
Additions	2,778	6,890	6,089	20,100
Sales	(45,129)	(19,055)	(45,129)	(19,055)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	986	5,326	(2,008)	(4,539)
Due to customer payoffs	(1,324)	(1,374)	(2,712)	(2,230)
Balance, end of period	$52,902	$95,101	$52,902	$95,101

			June 30,	December 31,
			2024	2023
Mortgage loans serviced for others (2)			$2,453,258	$5,227,404
MSR asset as a percentage of serviced mortgage loans			2.16%	1.85%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2024	2023
Weighted average constant prepayment rate	8.69%	8.65%
Weighted average discount rate	13.93%	11.67%
Weighted average life (in years)	8.2	8.2

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2024	2023
Constant prepayment rate:
Impact of 10% adverse change	$(1,782)	$(3,511)
Impact of 20% adverse change	(3,459)	(6,796)
Discount rate:
Impact of 10% adverse change	(2,741)	(4,474)
Impact of 20% adverse change	(5,206)	(8,537)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $8.4 million and $8.3 million during the three months ended June 30, 2024 and 2023, respectively, and $16.7 million and $15.6 million during the six months ended June 30, 2024 and 2023, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2024	2023
Noninterest-bearing demand	$2,845,441	$3,007,101
Interest-bearing:
Demand accounts	3,932,560	4,496,682
Brokered - demand	4,725	156,692
Money market	2,145,639	1,869,809
Brokered - money market	10,375	8,828
Savings	232,048	259,745
Time	1,203,068	1,221,935
Brokered - time	—	42,400
	$10,373,856	$11,063,192

At June 30, 2024, remaining maturities of estimated uninsured time deposits greater than $250,000 were $554.5 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2024	2023
Federal funds purchased	$417,508	$459,658
Securities sold under agreements to repurchase	255,861	240,050
Federal Home Loan Bank	—	—
Short-term bank loans	—	—
Commercial paper	224,244	200,330
	$897,613	$900,038

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

	Six Months Ended June 30,
	2024	2023
Average balance during the period	$729,891	$768,514
Average interest rate during the period	5.50%	5.16%

	June 30,	December 31,
	2024	2023
Average interest rate at end of period	5.61%	5.60%
Securities underlying the agreements at end of period:
Carrying value	$255,160	$239,103
Estimated fair value	$280,111	$262,408

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Six Months Ended June 30,
	2024	2023
Average balance during the period	$—	$252,901
Average interest rate during the period	5.71%	5.05%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. At June 30, 2024 there were no outstanding short-term bank loans.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of June 30, 2024, the weighted average maturity of the CP Notes was 148 days at a rate of 6.13%, with a weighted average remaining life of 68 days. At June 30, 2024, the aggregate amount outstanding under these secured arrangements was $224.2 million, which was collateralized by securities held for Hilltop Securities accounts valued at $249.8 million.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2024	2023
Senior Notes due April 2025, net of discount of $400 and $502, respectively	$149,600	$149,498
Subordinated Notes due May 2030, net of discount of $458 and $511, respectively	49,542	49,489
Subordinated Notes due May 2035, net of discount of $1,740 and $1,842, respectively	148,260	148,158
	$347,402	$347,145

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	June 30,	December 31,
	2024	2023
Finance leases:
Premises and equipment	$7,780	$7,780
Accumulated depreciation	(6,832)	(6,537)
Premises and equipment, net	$948	$1,243

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$8,423	$9,015	$16,984	$17,744
Less operating lease and sublease income	(670)	(678)	(1,351)	(1,311)
Net operating lease cost	$7,753	$8,337	$15,633	$16,433

Finance lease cost:
Amortization of ROU assets	$147	$147	$295	$295
Interest on lease liabilities	90	108	185	220
Total finance lease cost	$237	$255	$480	$515

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Supplemental cash flow information related to leases is as follows (in thousands).

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,262	$19,150
Operating cash flows from finance leases	188	222
Financing cash flows from finance leases	462	409
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,307	$9,559
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	June 30, 2024		December 31, 2023
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.5	5.45%	5.3	4.59%
Finance	3.0	5.06%	3.3	4.98%

Future minimum lease payments under lease agreements as of June 30, 2024, are presented below (in thousands).

	Operating Leases	Finance Leases
2024	$15,489	$512
2025	28,768	886
2026	23,047	813
2027	18,238	448
2028	13,997	149
Thereafter	32,094	—
Total minimum lease payments	131,633	2,808
Less amount representing interest	(18,537)	(725)
Lease liabilities	$113,096	$2,083

As of June 30, 2024, the Company had an additional operating lease that has not yet commenced with aggregate future minimum lease payments of a nominal amount. This operating lease commenced in July 2024 with a lease term of one year.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 22.5% and 26.4% for the three months ended June 30, 2024 and 2023, respectively, and 22.5% and 18.5% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate during the three months ended June 30, 2023 was higher than the applicable statutory rate primarily due to the booking of additional taxes from a change in the source of funding for an acquired nonqualified, deferred compensation plan. During the six months ended June 30, 2023, the effective tax rate was lower than the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the increase in taxes noted above. During the three and six months ended June 30, 2024, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

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

In September 2020, PrimeLending received an investigative inquiry from the United States Attorney for the Western District of Virginia regarding PrimeLending’s float down option. The United States Attorney issued grand jury subpoenas to PrimeLending and PlainsCapital Bank for additional materials regarding this matter. PrimeLending and PlainsCapital Bank will continue to cooperate with requests for information with respect to this matter.

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

At June 30, 2024 and December 31, 2023, the mortgage origination segment’s indemnification liability reserve totaled $9.1 million and $11.7 million, respectively. The provision for indemnification losses was $0.8 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $0.8 million during the six months ended June 30, 2024 and 2023, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$23,479	$27,197	$26,909	$31,244
Claims made	6,844	16,594	17,153	31,009
Claims resolved with no payment	(991)	(4,237)	(7,460)	(9,785)
Repurchases	(5,533)	(11,092)	(12,317)	(21,000)
Indemnification payments	(809)	(895)	(1,295)	(3,901)
Balance, end of period	$22,990	$27,567	$22,990	$27,567

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$9,771	$18,270	$11,691	$20,528
Additions for new sales	774	490	1,110	837
Repurchases	(1,225)	(3,525)	(3,084)	(5,885)
Early payment defaults	(171)	(133)	(490)	(231)
Indemnification payments	(54)	(44)	(132)	(191)
Balance, end of period	$9,095	$15,058	$9,095	$15,058

	June 30,	December 31,
	2024	2023
Reserve for Indemnification Liability:
Specific claims	$902	$951
Incurred but not reported claims	8,193	10,740
Total	$9,095	$11,691

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at June 30, 2024 and outstanding financial and performance standby letters of credit of $62.6 million at June 30, 2024.

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

15. Stock-Based Compensation

During the six months ended June 30, 2024 and 2023, Hilltop granted 8,050 and 9,957 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the six months ended June 30, 2024 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2023	1,252	$34.10
Granted	512	$30.53
Vested/Released	(522)	$33.01
Forfeited	(15)	$32.98
Balance, June 30, 2024	1,227	$33.09

Vested/Released RSUs include an aggregate of 89,896 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2024.

During the six months ended June 30, 2024, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 415,405 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the six months ended June 30, 2024, 306,900 that were outstanding at June 30, 2024, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the six months ended June 30, 2024, 103,995 that were outstanding at June 30, 2024, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At June 30, 2024, in the aggregate, 899,739 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 327,626 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2024, unrecognized compensation expense related to outstanding RSUs of $19.4 million is expected to be recognized over a weighted average period of 1.59 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of June 30, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	June 30, 2024		December 31, 2023		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,431,873	11.36%	$1,407,660	10.55%	4.0%	5.0%
Hilltop	1,982,667	12.87%	1,974,918	12.23%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,431,873	15.58%	1,407,660	15.44%	7.0%	6.5%
Hilltop	1,982,667	19.45%	1,974,918	19.32%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,431,873	15.58%	1,407,660	15.44%	8.5%	8.0%
Hilltop	1,982,667	19.45%	1,974,918	19.32%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,541,564	16.77%	1,511,239	16.58%	10.5%	10.0%
Hilltop	2,300,909	22.57%	2,284,357	22.34%	10.5%	N/A

Broker-Dealer

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Hilltop Securities has elected to determine its net capital requirements using the alternative method. Accordingly, Hilltop Securities is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

At June 30, 2024, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$270,835	$4,046
Less: required net capital	6,539	280
Excess net capital	$264,296	$3,766

Net capital as a percentage of aggregate debit items	82.8%
Net capital in excess of 5% aggregate debit items	$254,489

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At June 30, 2024 and December 31, 2023, the Hilltop Broker-Dealers held cash of $51.0 million and $57.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2024.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum capital, net worth and liquidity requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (the “GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. During the second quarter of 2024, PrimeLending reported a HUD operating gain. As of June 30, 2024, PrimeLending failed the GNMA minimum capital ratio requirement of 6% with a ratio of 4.41%. This trend has been reported to GNMA. As of June 30, 2024, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the six months ended June 30, 2024 and 2023, the Company declared and paid cash dividends of $0.34 and $0.32 per common share, or an aggregate of $22.2 million and $20.8 million, respectively.

On July 25, 2024, Hilltop’s board of directors declared a quarterly cash dividend of $0.17 per common share, payable on August 30, 2024, to all common stockholders of record as of the close of business on August 16, 2024.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Stock Repurchases

In January 2024, the Hilltop board of directors authorized a new stock repurchase program through January 2025, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of the Company’s outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2024, Hilltop paid $19.9 million to repurchase an aggregate of 640,042 shares of the Company’s common stock at an average price of $31.01 per share pursuant to the stock repurchase program.

The Company’s stock repurchase program, prior year repurchases, and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2023 Form 10-K.

18. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the Bank’s net interest margin. Additionally, the Bank manages variability of cash flows associated with its variable rate debt in interest-related cash outflows with interest rate swap contracts. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”) and futures contracts. Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including U.S. Treasury bond futures and options to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions. Additionally, Hilltop Securities uses various derivative instruments, including U.S. Treasury bond futures and options, futures contracts, credit default swaps and municipal market data rate locks, to hedge changes in the fair value of its securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$580	$1,888	$11,206	$6,785
Hilltop Broker-Dealers	(676)	3,950	(4,621)	(17,230)
Bank	24	(4)	13	(17)

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

Derivative positions are presented in the following table (in thousands).

	June 30, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$683,767	$8,465	$383,767	$7,734
Commitments to purchase MBSs	1,207,778	3,885	1,470,142	15,666
Commitments to sell MBSs	2,433,655	(967)	2,222,225	(17,870)
Interest rate swaps	41,000	(1,485)	33,500	(5,349)
Interest rate swaps back-to-back (asset) (1)	5,810	172	1,421	176
Interest rate swaps back-to-back (liability) (1)	5,810	(173)	1,421	(191)
U.S. Treasury bond futures and options (2)	237,400	39	306,200	430
Interest rate and other futures (2)	274,900	—	224,800	—
Credit default swaps	30,000	47	—	—
Warrants	—	—	866	820

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$335,000	$12,712	$410,000	$14,277
Interest rate swaps designated as fair value hedges (3)	347,033	39,280	325,193	34,799

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at June 30, 2024 and December 31, 2023, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $347.0 million and $325.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $307.6 million and $290.2 million as of June 30, 2024 and December 31, 2023, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $39.5 million and $35.0 million as of June 30, 2024 and December 31, 2023, respectively.

The Bank and PrimeLending held aggregate cash collateral advances of $53.9 million and $51.8 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at June 30, 2024 and December 31, 2023, respectively. PrimeLending had advanced cash collateral totaling $3.4 million and $14.7 million

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

to offset net liability positions on its commitments to sell MBSs at June 30, 2024 and December 31, 2023, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $8.3 million and $7.6 million on various derivative instruments at June 30, 2024 and December 31, 2023, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2024
Securities borrowed:
Institutional counterparties	$1,258,578	$—	$1,258,578	$(1,185,777)	$—	$72,801

Interest rate swaps:
Institutional counterparties	52,301	—	52,301	—	(52,266)	35

Credit default swaps:
Institutional counterparties	47	—	47	—	—	47

Reverse repurchase agreements:
Institutional counterparties	111,914	—	111,914	(111,170)	—	744

Forward MBS derivatives:
Institutional counterparties	6,371	—	6,371	(930)	—	5,441

Treasury futures and options derivatives:
Institutional counterparties	39	—	39	—	—	39
	$1,429,250	$—	$1,429,250	$(1,297,877)	$(52,266)	$79,107
December 31, 2023
Securities borrowed:
Institutional counterparties	$1,406,937	$—	$1,406,937	$(1,332,856)	$—	$74,081

Interest rate swaps:
Institutional counterparties	49,253	—	49,253	—	(49,253)	—

Reverse repurchase agreements:
Institutional counterparties	80,011	—	80,011	(80,011)	—	—

Forward MBS derivatives:
Institutional counterparties	16,755	—	16,755	(194)	—	16,561

Treasury futures and options derivatives:
Institutional counterparties	430	—	430	—	—	430
	$1,553,386	$—	$1,553,386	$(1,413,061)	$(49,253)	$91,072

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2024
Securities loaned:
Institutional counterparties	$1,244,028	$—	$1,244,028	$(1,169,991)	$—	$74,037

Interest rate swaps:
Institutional counterparties	1,795	—	1,795	—	—	1,795

Repurchase agreements:
Institutional counterparties	255,160	—	255,160	(255,160)	—	—

Forward MBS derivatives:
Institutional counterparties	3,452	—	3,452	(930)	(359)	2,163
	$1,504,435	$—	$1,504,435	$(1,426,081)	$(359)	$77,995
December 31, 2023
Securities loaned:
Institutional counterparties	$1,371,896	$—	$1,371,896	$(1,296,828)	$—	$75,068

Interest rate swaps:
Institutional counterparties	5,349	—	5,349	(5,349)	—	—

Repurchase agreements:
Institutional counterparties	239,103	—	239,103	(239,103)	—	—

Forward MBS derivatives:
Institutional counterparties	18,958	—	18,958	(194)	(10,515)	8,249
	$1,635,306	$—	$1,635,306	$(1,541,474)	$(10,515)	$83,317

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2024 and December 31, 2023.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2024	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$9,970	$3,728	$—	$—	$13,698
Asset-backed securities	129,474	111,988	—	—	241,462

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,243,976	—	—	—	1,243,976
Total	$1,383,472	$115,716	$—	$—	$1,499,188

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,499,188
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2023	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$8,389	$—	$—	$—	$8,389
Asset-backed securities	81,419	149,295	—	—	230,714

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,371,844	—	—	—	1,371,844
Total	$1,461,704	$149,295	$—	$—	$1,610,999

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,610,999
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2024	2023
Receivables:
Securities borrowed	$1,258,578	$1,406,937
Securities failed to deliver	18,479	28,120
Trades in process of settlement	6,220	123,722
Other	13,898	15,152
	$1,297,175	$1,573,931
Payables:
Securities loaned	$1,244,028	$1,371,896
Correspondents	21,377	33,286
Securities failed to receive	12,649	18,135
Other	7,172	7,417
	$1,285,226	$1,430,734

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

			Mortgage		All Other and	Hilltop
Three Months Ended June 30, 2024	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,458	$12,218	$(4,571)	$(3,153)	$6,698	$103,650
Provision for (reversal of) credit losses	10,950	(16)	—	—	—	10,934
Noninterest income	9,255	92,053	92,867	6,001	(6,871)	193,305
Noninterest expense	57,950	97,062	86,946	14,716	(210)	256,464
Income (loss) before taxes	$32,813	$7,225	$1,350	$(11,868)	$37	$29,557

			Mortgage		All Other and	Hilltop
Six Months Ended June 30, 2024	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$184,064	$24,486	$(8,823)	$(6,255)	$13,799	$207,271
Provision for (reversal of) credit losses	8,097	(34)	—	—	—	8,063
Noninterest income	21,158	196,631	159,567	11,785	(14,218)	374,923
Noninterest expense	113,970	195,008	165,843	32,101	(435)	506,487
Income (loss) before taxes	$83,155	$26,143	$(15,099)	$(26,571)	$16	$67,644

			Mortgage		All Other and	Hilltop
Three Months Ended June 30, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$100,986	$13,201	$(5,901)	$(3,479)	$13,459	$118,266
Provision for (reversal of) credit losses	14,900	(64)	—	—	—	14,836
Noninterest income	11,189	100,040	90,079	3,081	(13,737)	190,652
Noninterest expense	57,436	94,853	98,660	16,301	(273)	266,977
Income (loss) before taxes	$39,839	$18,452	$(14,482)	$(16,699)	$(5)	$27,105

			Mortgage		All Other and	Hilltop
Six Months Ended June 30, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$205,756	$27,064	$(10,109)	$(6,801)	$24,061	$239,971
Provision for (reversal of) credit losses	16,500	667	—	—	—	17,167
Noninterest income	22,379	190,675	158,909	5,786	(24,603)	353,146
Noninterest expense	113,563	185,198	187,413	31,814	(541)	517,447
Income (loss) before taxes	$98,072	$31,874	$(38,613)	$(32,829)	$(1)	$58,503

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
June 30, 2024
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,669,765	$2,805,261	$1,476,286	$2,560,614	$(3,891,436)	$15,620,490

December 31, 2023
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,288,627	$2,929,296	$1,181,316	$2,543,057	$(3,475,300)	$16,466,996

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share:
Income attributable to Hilltop	$20,333	$18,133	$48,001	$43,933

Weighted average shares outstanding - basic	65,085	65,025	65,142	64,963

Basic earnings per common share:	$0.31	$0.28	$0.74	$0.68

Diluted earnings per share:
Income attributable to Hilltop	$20,333	$18,133	$48,001	$43,933

Weighted average shares outstanding - basic	65,085	65,025	65,142	64,963
Effect of potentially dilutive securities	1	29	7	30
Weighted average shares outstanding - diluted	65,086	65,054	65,149	64,993

Diluted earnings per common share:	$0.31	$0.28	$0.74	$0.68

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statement of Operations Data:
Net interest income	$103,650	$118,266	$207,271	$239,971
Provision for credit losses	10,934	14,836	8,063	17,167
Total noninterest income	193,305	190,652	374,923	353,146
Total noninterest expense	256,464	266,977	506,487	517,447
Income before income taxes	29,557	27,105	67,644	58,503
Income tax expense	6,658	7,167	15,223	10,797
Net income	22,899	19,938	52,421	47,706
Less: Net income attributable to noncontrolling interest	2,566	1,805	4,420	3,773
Income attributable to Hilltop	$20,333	$18,133	$48,001	$43,933

Per Share Data:
Diluted earnings per common share	$0.31	$0.28	$0.74	$0.68
Diluted weighted average shares outstanding	65,086	65,054	65,149	64,993
Cash dividends declared per common share	$0.17	$0.16	$0.34	$0.32
Dividend payout ratio (1)	54.42%	57.37%	46.14%	47.32%
Book value per common share (end of period)			$32.86	$31.71
Tangible book value per common share (2) (end of period)			$28.63	$27.45

			June 30,	December 31,
			2024	2023
Balance Sheet Data:
Total assets			$15,620,490	$16,466,996
Cash and due from banks			798,300	1,858,700
Securities			2,932,201	2,836,584
Loans held for sale			1,264,437	943,846
Loans held for investment, net of unearned income			8,173,520	8,079,745
Allowance for credit losses			(115,082)	(111,413)
Total deposits			10,373,856	11,063,192
Notes payable			347,402	347,145
Total stockholders' equity			2,162,611	2,150,329

Capital Ratios:
Common equity to assets ratio			13.66%	12.89%
Tangible common equity to tangible assets (2)			12.12%	11.41%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three and six months ended June 30, 2024 included the following contributions from our reportable business segments.

●	The banking segment contributed $32.8 million and $83.2 million of income before income taxes during the three and six months ended June 30, 2024;
●	The broker-dealer segment contributed $7.2 million and $26.1 million of income before income taxes during the three and six months ended June 30, 2024; and
●	The mortgage origination segment contributed $1.4 million of income before income taxes and incurred $15.1 million of losses before income taxes during the three and six months ended June 30, 2024.

During the six months ended June 30, 2024, we declared and paid total common dividends of $22.2 million.

On July 25, 2024, our board of directors declared a quarterly cash dividend of $0.17 per common share, payable on August 30, 2024 to all common stockholders of record as of the close of business on August 16, 2024.

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2024, we paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.01 per share pursuant to the stock repurchase program.

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

	June 30,
	2024	2023
Book value per common share	$32.86	$31.71
Effect of goodwill and intangible assets per share	(4.23)	(4.26)
Tangible book value per common share	$28.63	$27.45

	June 30,	December 31,
	2024	2023
Hilltop stockholders’ equity	$2,134,469	$2,122,967
Less: goodwill and intangible assets, net	274,876	275,904
Tangible common equity	$1,859,593	$1,847,063

Total assets	$15,620,490	$16,466,996
Less: goodwill and intangible assets, net	274,876	275,904
Tangible assets	$15,345,614	$16,191,092

Equity to assets	13.66%	12.89%
Tangible common equity to tangible assets	12.12%	11.41%

Recent Developments

Economic Environment

The impacts of economic headwinds that began in 2022, and have continued into 2024, remain uncertain and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and international armed conflicts and their impact on supply chains.

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K, events in early 2023 relating to the failures of certain banking entities caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2023, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. Further, during the second quarter of 2023, we bolstered our liquidity position by increasing brokered deposits at the Bank by approximately $390 million, which have subsequently matured during the first and second quarters of 2024. During the second quarter of 2024, our deposit funding costs began to stabilize as higher cost brokered deposits were fully returned and our interest-bearing deposits yield flattened. Additionally, at June 30, 2024, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank is not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits such as those experienced during the first quarter of 2023. Additionally, the current market interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at June 30, 2024.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve and challenge for deposits that persisted through 2023, to continue during the remainder of 2024.

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

Given the potential impacts as a result of the operating performance of our reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. We continue to monitor developments regarding overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future. Specifically, the mortgage origination segment experienced operating losses during 2023 which, despite improved performance in the second quarter of 2024, have continued into the first half of 2024 due to conditions and challenges discussed in detail within the discussion of segment results that follow.

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

Outlook

Our balance sheet, operating results and certain metrics during 2023 and the first half of 2024 reflected economic headwinds that remain uncertain, and will depend on several developments outside of our control including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, and a volatile economic forecast. As noted within our 2023 Form 10-K, these headwinds, coupled with exposure to increasing funding costs, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, international armed conflicts and their impact on supply chains within our business segments during 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable business segments is presented in Note 21, “Segment and Related Information”, in the notes to our consolidated financial statements.

The following table presents certain information about the results of our reportable business segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Three Months Ended June 30,		Variance 2024 vs 2023		Six Months Ended June 30,		Variance 2024 vs 2023
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net interest income (expense):
Banking	$92,458	$100,986	$(8,528)	(8)	$184,064	$205,756	$(21,692)	(11)
Broker-Dealer	12,218	13,201	(983)	(7)	24,486	27,064	(2,578)	(10)
Mortgage Origination	(4,571)	(5,901)	1,330	23	(8,823)	(10,109)	1,286	13
Corporate	(3,153)	(3,479)	326	9	(6,255)	(6,801)	546	8
All Other and Eliminations (1)	6,698	13,459	(6,761)	(50)	13,799	24,061	(10,262)	(43)
Hilltop Consolidated	$103,650	$118,266	$(14,616)	(12)	$207,271	$239,971	$(32,700)	(14)

Provision for (reversal of) credit losses:
Banking	$10,950	$14,900	$(3,950)	(27)	$8,097	$16,500	$(8,403)	(51)
Broker-Dealer	(16)	(64)	48	75	(34)	667	(701)	(105)
Mortgage Origination	—	—	—	—	—	—	-	—
Corporate	—	—	—	—	—	—	-	—
All Other and Eliminations	—	—	—	—	—	—	-	—
Hilltop Consolidated	$10,934	$14,836	$(3,902)	(26)	$8,063	$17,167	$(9,104)	(53)

Noninterest income:
Banking	$9,255	$11,189	$(1,934)	(17)	$21,158	$22,379	$(1,221)	(5)
Broker-Dealer	92,053	100,040	(7,987)	(8)	196,631	190,675	5,956	3
Mortgage Origination	92,867	90,079	2,788	3	159,567	158,909	658	0
Corporate	6,001	3,081	2,920	95	11,785	5,786	5,999	104
All Other and Eliminations (1)	(6,871)	(13,737)	6,866	50	(14,218)	(24,603)	10,385	42
Hilltop Consolidated	$193,305	$190,652	$2,653	1	$374,923	$353,146	$21,777	6

Noninterest expense:
Banking	$57,950	$57,436	$514	1	$113,970	$113,563	$407	0
Broker-Dealer	97,062	94,853	2,209	2	195,008	185,198	9,810	5
Mortgage Origination	86,946	98,660	(11,714)	(12)	165,843	187,413	(21,570)	(12)
Corporate	14,716	16,301	(1,585)	(10)	32,101	31,814	287	1
All Other and Eliminations	(210)	(273)	63	23	(435)	(541)	106	20
Hilltop Consolidated	$256,464	$266,977	$(10,513)	(4)	$506,487	$517,447	$(10,960)	(2)

Income (loss) before taxes:
Banking	$32,813	$39,839	$(7,026)	(18)	$83,155	$98,072	$(14,917)	(15)
Broker-Dealer	7,225	18,452	(11,227)	(61)	26,143	31,874	(5,731)	(18)
Mortgage Origination	1,350	(14,482)	15,832	109	(15,099)	(38,613)	23,514	61
Corporate	(11,868)	(16,699)	4,831	29	(26,571)	(32,829)	6,258	19
All Other and Eliminations	37	(5)	42	840	16	(1)	17	1,700
Hilltop Consolidated	$29,557	$27,105	$2,452	9	$67,644	$58,503	$9,141	16
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. The change in reportable business segment net interest income during the six months ended June 30, 2024, compared with the same period in 2023, primarily reflected a decrease within our banking segment from increased cost of deposits due to the intense competition for liquidity as customers seek higher yields on deposits.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $123.1 million and $109.2 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $56.3 million and $57.0 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the six months ended June 30, 2024 and 2023.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2024 and 2023, we generated $159.5 million and $158.7 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced an increase in noninterest income during the six months ended June 30, 2024, compared to the same period in 2023, as noted in the segment results table previously presented, primarily due to an increase in gains from investment and securities advisory fees and commissions within our broker-dealer segment, an increase in net gains from sale of loans within our mortgage loan origination segment and an increase in pre-tax gains associated with the sale of merchant bank equity investments within corporate, partially offset by decreases of other mortgage production income and mortgage loan origination fees within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended June 30, 2024 was $20.3 million, or $0.31 per diluted share, compared with $18.1 million, or $0.28 per diluted share, during the three months ended June 30, 2023. Income applicable to common stockholders during the six months ended June 30, 2024 was $48.0 million, or $0.74 per diluted share, compared to $43.9 million, or $0.68 per diluted share, during six months ended June 30, 2023.

Hilltop’s financial results for the three months ended June 30, 2024, compared with the same period in 2023, included a decline in net interest income, partially offset by changes in the provision for credit losses within the banking segment, a decrease in net revenues within all of the broker-dealer segment’s business lines except public finance services, and a decline in noninterest expense within the mortgage origination segment. During the six months ended June 30, 2024, compared with the same period in 2023, Hilltop’s financial results included changes consistent with those noted above within our banking and mortgage origination segments, and an increase in net revenues within certain of the broker-dealer segment’s business lines.

Certain items included in net income for the three and six months ended June 30, 2024 and 2023 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended June 30, 2024 and 2023 included net accretion on earning assets and liabilities of $2.0 million and $3.2 million, respectively, and amortization of identifiable intangibles of $0.5 million and $0.8 million, respectively, related to the Bank Transactions. During the six months ended June 30, 2024 and 2023, income before income taxes included net accretion on earning assets and liabilities of $3.4 million and $5.1 million, respectively, and amortization of identifiable intangible of $1.0 million and $1.6 million, respectively, related to the Bank transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Return on average stockholders' equity (1)	3.84%	3.53%	4.54%	4.32%
Return on average assets (2)	0.59%	0.47%	0.67%	0.58%
Net interest margin (3) (4)	2.90%	3.03%	2.88%	3.15%
Leverage ratio (5) (end of period)			12.87%	11.47%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			19.45%	17.63%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 25 basis points and 25 basis points during the three months ended June 30, 2024 and 2023, respectively, and 26 basis points and 27 basis points during the six months ended June 30, 2024 and 2023, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended June 30, 2024 and 2023, purchase accounting contributed 6 and 9 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.92% and 3.03%, respectively. During the six months ended June 30, 2024 and 2023, purchase accounting contributed 5 and 7 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.89% and 3.15%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $1.9 million and $3.3 million during the three months ended June 30, 2024 and 2023, respectively, and $3.2 million and $5.2 million during the six months ended June 30, 2024 and 2023, respectively, associated with the Bank Transactions.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$934,445	$13,494	5.78%	$1,043,526	$14,125	5.41%
Loans held for investment, gross (1)	7,892,879	125,133	6.36%	8,033,095	124,272	6.21%
Investment securities - taxable	2,612,049	25,284	3.87%	2,776,375	26,719	3.85%
Investment securities - non-taxable (2)	321,928	2,965	3.68%	412,609	2,410	2.34%
Federal funds sold and securities purchased under agreements to resell	105,520	1,944	7.39%	123,219	2,190	7.13%
Interest-bearing deposits in other financial institutions	1,057,783	13,572	5.15%	1,711,945	21,273	4.98%
Securities borrowed	1,358,425	20,306	5.91%	1,477,502	18,515	4.96%
Other	39,758	5,016	50.60%	82,608	3,766	18.29%
Interest-earning assets, gross (2)	14,322,787	207,714	5.82%	15,660,879	213,270	5.46%
Allowance for credit losses	(104,551)			(97,387)
Interest-earning assets, net	14,218,236			15,563,492
Noninterest-earning assets	1,332,959			1,355,997
Total assets	$15,551,195			$16,919,489

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,617,862	$68,095	3.59%	$7,736,582	$54,726	2.84%
Securities loaned	1,338,825	18,669	5.59%	1,373,435	16,413	4.79%
Notes payable and other borrowings	1,253,394	16,729	5.35%	1,861,063	24,021	5.18%
Total interest-bearing liabilities	10,210,081	103,493	4.07%	10,971,080	95,160	3.48%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,814,179			3,540,643
Other liabilities	377,516			320,706
Total liabilities	13,401,776			14,832,429
Stockholders’ equity	2,122,144			2,060,677
Noncontrolling interest	27,275			26,383
Total liabilities and stockholders' equity	$15,551,195			$16,919,489

Net interest income (2)		$104,221			$118,110
Net interest spread (2)			1.75%			1.98%
Net interest margin (2)			2.92%			3.03%

	Six Months Ended June 30,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$868,271	$25,149	5.79%	$930,090	$24,849	5.34%
Loans held for investment, gross (1)	7,864,263	247,809	6.39%	7,964,263	236,927	6.03%
Investment securities - taxable	2,615,565	51,520	3.94%	2,794,951	52,321	3.74%
Investment securities - non-taxable (2)	307,674	5,962	3.88%	412,576	5,696	2.76%
Federal funds sold and securities purchased under agreements to resell	99,814	3,575	7.18%	143,298	4,558	6.41%
Interest-bearing deposits in other financial institutions	1,258,284	32,817	5.23%	1,596,774	37,388	4.72%
Securities borrowed	1,400,648	40,867	5.77%	1,448,809	35,583	4.88%
Other	39,822	10,207	51.40%	72,967	7,472	20.65%
Interest-earning assets, gross (2)	14,454,341	417,906	5.80%	15,363,728	404,794	5.31%
Allowance for credit losses	(107,567)			(97,224)
Interest-earning assets, net	14,346,774			15,266,504
Noninterest-earning assets	1,427,647			1,346,506
Total assets	$15,774,421			$16,613,010

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,683,247	$137,239	3.58%	$7,489,442	$90,550	2.44%
Securities loaned	1,370,400	37,708	5.52%	1,348,783	31,759	4.75%
Notes payable and other borrowings	1,290,642	34,539	5.37%	1,676,594	42,573	5.12%
Total interest-bearing liabilities	10,344,289	209,486	4.06%	10,514,819	164,882	3.16%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,882,768			3,664,512
Other liabilities	398,935			355,214
Total liabilities	13,625,992			14,534,545
Stockholders’ equity	2,121,319			2,051,966
Noncontrolling interest	27,110			26,499
Total liabilities and stockholders' equity	$15,774,421			$16,613,010

Net interest income (2)		$208,420			$239,912
Net interest spread (2)			1.74%			2.15%
Net interest margin (2)			2.89%			3.15%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.6 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

On a consolidated basis, the change in net interest income during the three and six months ended June 30, 2024, compared with the same periods in 2023, was primarily due to increased costs of deposits, and increased net yields on loans held for investment within the banking segment and, for the six months ended June 30, 2024, due to increased average interest-bearing deposits within the banking segment. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. During the three months ended March 31, 2024, the reversal of credit losses reflected improvements to the U.S. economic outlook, while during the three months ended June 30, 2024, the provision for credit losses reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior quarter, slightly offset by improvements to the U.S. economic outlook. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income increased during the three months ended June 30, 2024, compared with the same period in 2023, primarily due to increases in other mortgage production income, partially offset by a decline in mortgage loan origination fees and other related income within our mortgage origination segment, net decreases within the broker-dealer segment’s structured finance, fixed income services and wealth management business lines, and an increase in pre-tax gains associated with the sale of a merchant bank equity investment within corporate. Noninterest income increased during the six months ended June 30, 2024, compared with the same period in 2023, primarily due to changes noted above within our mortgage origination segment, net increases within the broker-dealer segment’s structured finance and public finance services business lines, and an increase in pre-tax gains associated with the sale of merchant bank equity investments within corporate.

Noninterest expense decreased during the three months ended June 30, 2024, compared with the same period in 2023, primarily due to decreases in both variable and non-variable compensation and other segment costs within our mortgage origination segment associated with decreased mortgage loan originations, partially offset by an increase in non-variable compensation and other segment operating costs within our broker-dealer segment. Noninterest expense decreased during the six months ended June 30, 2024, compared with the same period in 2023, primarily due to changes noted above within our mortgage origination segment, partially offset by increases in both variable and non-variable compensation and other segment operating costs within our broker-dealer segment. We have experienced an increase in certain noninterest expenses during 2024 and 2023, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs during 2024.

Effective income tax rates during the three months ended June 30, 2024 and 2023 were 22.5% and 26.4%, respectively, and for the six months ended June 30, 2024 and 2023 were 22.5% and 18.5%, respectively. The effective tax rate during the three months ended June 30, 2023 was higher than the applicable statutory rate primarily due to the booking of additional taxes from a change in the source of funding for an acquired nonqualified, deferred compensation plan. During the six months ended June 30, 2023, the effective tax rate was lower than the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the increase in taxes noted above. During the three and six months ended June 30, 2024, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net interest income	$92,458	$100,986	$(8,528)	$184,064	$205,756	$(21,692)
Provision for (reversal of) credit losses	10,950	14,900	(3,950)	8,097	16,500	(8,403)
Noninterest income	9,255	11,189	(1,934)	21,158	22,379	(1,221)
Noninterest expense	57,950	57,436	514	113,970	113,563	407
Income before income taxes	$32,813	$39,839	$(7,026)	$83,155	$98,072	$(14,917)

The decreases in income before income taxes during the three and six months ended June 30, 2024, compared with the same periods in 2023, were primarily due to declines in net interest income and noninterest income, partially offset by the changes in the provision for credit losses. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, given the intense competition for liquidity and as customers seek higher yields on deposits, the banking segment’s cost of deposits increased during the first half of 2024. While we expect deposit costs during 2024 to continue to be driven by various factors, including continued intense competition for deposits, as well as economic and market area factors, our deposit funding costs began to stabilize during the second quarter of 2024, as higher cost brokered deposits were fully returned and our interest-bearing deposits yield flattened. The resulting net interest income spread compression has had, and is expected to continue to have, a negative impact on banking segment operating results.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Efficiency ratio (1)	56.97%	51.20%	55.54%	49.78%
Return on average assets (2)	0.81%	0.89%	1.00%	1.16%
Net interest margin (3)	3.10%	3.11%	3.05%	3.25%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.00)%	(0.15)%	(0.11)%	(0.09)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended June 30, 2024 and 2023, purchase accounting contributed 7 and 11 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.10% and 3.11%, respectively. During the six months ended June 30, 2024 and 2023, purchase accounting contributed 6 and 9 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.05% and 3.25%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$19,582	$—	—%	$—	$—	—%
Loans held for investment, gross (1)	7,748,014	117,945	6.11%	7,865,209	114,872	5.86%
Subsidiary warehouse lines of credit	891,298	17,951	7.97%	957,526	19,151	7.91%
Investment securities - taxable	2,100,822	17,798	3.39%	2,348,194	18,437	3.14%
Investment securities - non-taxable (2)	110,571	938	3.39%	113,734	995	3.50%
Federal funds sold and securities purchased under agreements to resell	65,499	921	5.64%	15,582	214	5.51%
Interest-bearing deposits in other financial institutions	1,000,888	13,572	5.44%	1,673,527	21,273	5.10%
Other	37,518	445	4.76%	67,580	789	4.68%
Interest-earning assets, gross (2)	11,974,192	169,570	5.68%	13,041,352	175,731	5.40%
Allowance for credit losses	(104,454)			(96,385)
Interest-earning assets, net	11,869,738			12,944,967
Noninterest-earning assets	797,140			832,940
Total assets	$12,666,878			$13,777,907

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,520,394	$73,493	3.92%	$7,614,826	$66,389	3.50%
Notes payable and other borrowings	417,951	3,473	3.33%	790,514	8,170	4.15%
Total interest-bearing liabilities	7,938,345	76,966	3.89%	8,405,340	74,559	3.56%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,993,763			3,665,643
Other liabilities	149,510			137,640
Total liabilities	11,081,618			12,208,623
Stockholders’ equity	1,585,260			1,569,284
Total liabilities and stockholders’ equity	$12,666,878			$13,777,907

Net interest income (2)		$92,604			$101,172
Net interest spread (2)			1.79%			1.84%
Net interest margin (2)			3.10%			3.11%

	Six Months Ended June 30,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$9,965	$—	—%	$—	$—	—%
Loans held for investment, gross (1)	7,725,806	233,447	6.06%	7,779,891	219,504	5.69%
Subsidiary warehouse lines of credit	823,946	33,282	8.08%	842,636	32,631	7.74%
Investment securities - taxable	2,134,407	35,893	3.36%	2,380,954	36,471	3.06%
Investment securities - non-taxable (2)	111,076	1,878	3.38%	113,813	2,005	3.52%
Federal funds sold and securities purchased under agreements to resell	68,027	1,923	5.67%	57,958	1,417	4.93%
Interest-bearing deposits in other financial institutions	1,207,595	32,817	5.45%	1,540,567	37,388	4.89%
Other	37,466	870	4.66%	55,597	1,231	4.46%
Interest-earning assets, gross (2)	12,118,288	340,110	5.63%	12,771,416	330,647	5.22%
Allowance for credit losses	(107,472)			(96,005)
Interest-earning assets, net	12,010,816			12,675,411
Noninterest-earning assets	798,278			852,626
Total assets	$12,809,094			$13,528,037

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,586,946	$148,401	3.92%	$7,331,842	$110,829	3.05%
Notes payable and other borrowings	438,851	7,355	3.36%	688,504	13,681	4.01%
Total interest-bearing liabilities	8,025,797	155,756	3.89%	8,020,346	124,510	3.13%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,050,823			3,799,278
Other liabilities	154,411			145,452
Total liabilities	11,231,031			11,965,076
Stockholders’ equity	1,578,063			1,562,961
Total liabilities and stockholders’ equity	$12,809,094			$13,528,037

Net interest income (2)		$184,354			$206,137
Net interest spread (2)			1.74%			2.09%
Net interest margin (2)			3.05%			3.25%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$—	$—	$—	$—	$—	$—
Loans held for investment, gross (2)	(1,712)	4,785	3,073	(1,535)	15,478	13,943
Subsidiary warehouse lines of credit (3)	(1,306)	106	(1,200)	(722)	1,373	651
Investment securities - taxable	(1,937)	1,298	(639)	(3,766)	3,188	(578)
Investment securities - non-taxable (4)	(28)	(29)	(57)	(48)	(79)	(127)
Federal funds sold and securities purchased under agreements to resell	686	21	707	248	258	506
Interest-bearing deposits in other financial institutions	(8,550)	849	(7,701)	(8,126)	3,555	(4,571)
Other	(351)	7	(344)	(404)	43	(361)
Total interest income (4)	(13,198)	7,037	(6,161)	(14,353)	23,816	9,463

Interest expense
Deposits	$(823)	$7,927	$7,104	$3,877	$33,695	$37,572
Notes payable and other borrowings	(3,850)	(847)	(4,697)	(4,988)	(1,338)	(6,326)
Total interest expense	(4,673)	7,080	2,407	(1,111)	32,357	31,246

Net interest income (4)	$(8,525)	$(43)	$(8,568)	$(13,242)	$(8,541)	$(21,783)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included declines of $1.4 million and $2.0 million, respectively, in accretion of discount on loans during the three and six months ended June 30, 2024, compared with the same periods in 2023. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of June 30, 2024, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income, but during a period of declining interest rates, tends to result in a decrease in net interest income. Net interest income decreased during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to increased costs of our deposits given the intense competition for liquidity and the banking industry disruption, and as customers seek higher yields on deposits, as well as decreases in our deposits in other financial institutions.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At June 30,

2024, approximately $643 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 69% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise further, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates. If interest rates were to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits increased during the three and six months ended June 30, 2024, compared to the same periods of 2023. While we expect such costs during 2024 to continue to be driven by various factors, including continued intense competition for deposits, as well as economic and market area factors, our deposit funding costs began to stabilize during the second quarter of 2024 as higher cost brokered deposits were fully returned and our interest-bearing deposits yield flattened. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At June 30, 2024, total estimated uninsured deposits were $4.8 billion, or approximately 46% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $325.4 million, were $4.5 billion, or approximately 43% of total deposits.

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

The banking segment retained approximately $39.6 million and $60.4 million in mortgage loans originated by the mortgage origination segment during the three months ended June 30, 2024 and 2023, respectively, and $71.9 million and $126.4 million in mortgage loans originated by the mortgage origination segment during the six months ended June 30, 2024 and 2023, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. Specifically, during the three and six months ended June 30, 2024, the provision for credit losses reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment, slightly offset by improvements to the U.S. economic outlook. The net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2024 included a provision for credit losses of $8.0 million and $12.1 million, respectively, while collectively evaluated loans included a provision for credit losses of $3.0 million and a reversal of credit losses of $4.0 million, respectively. The change in the allowance for credit losses during the three and six months ended June 30, 2024 was also impacted by net charge-offs of $0.1 million and $4.4 million, respectively. During the three and six months ended June 30, 2023, the banking segment’s provision for credit losses reflected a significant build in the allowance related to loan portfolio changes since the prior quarter and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during the three and six months ended June 30, 2023 included a provision for credit losses of $12.9 million and $14.5 million, respectively, while individually evaluated loans included a provision for credit losses of $1.9 million and $2.0 million, respectively. The change in the allowance for credit losses during the three and six months ended June 30, 2023 were also impacted by net charge-offs of $2.9 million and $3.3 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income decreased during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to valuation adjustments associated with the sale of a single loan from loans held for sale during the second quarter of 2024.

The banking segment’s noninterest expense increased during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to one-time compensation expenses associated with bank leadership changes.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net interest income:
Wealth management:
Securities lending	$1,637	$2,102	$(465)	$3,159	$3,824	$(665)
Clearing services	2,667	1,477	1,190	5,317	2,958	2,359
Structured finance	1,572	1,752	(180)	3,295	4,377	(1,082)
Fixed income services	(550)	704	(1,254)	(1,310)	2,722	(4,032)
Other	6,892	7,166	(274)	14,025	13,183	842
Total net interest income	12,218	13,201	(983)	24,486	27,064	(2,578)
Noninterest income:
Securities commissions and fees by business line (1) (5):
Fixed income services	6,447	5,324	1,123	13,551	11,131	2,420
Wealth management:
Retail	16,309	19,433	(3,124)	33,530	35,966	(2,436)
Clearing services	8,656	9,654	(998)	18,026	20,428	(2,402)
Structured finance	3,276	2,008	1,268	6,008	3,908	2,100
Other	1,233	998	235	1,933	1,666	267
	35,921	37,417	(1,496)	73,048	73,099	(51)
Investment and securities advisory fees and commissions by business line:
Public finance services	22,388	21,591	797	41,240	39,541	1,699
Fixed income services	830	2,058	(1,228)	2,899	3,004	(105)
Wealth management:
Retail	8,894	7,819	1,075	17,438	15,180	2,258
Clearing services	452	430	22	888	823	65
Structured finance	347	81	266	593	219	374
Other	81	58	23	160	118	42
	32,992	32,037	955	63,218	58,885	4,333
Other (5):
Structured finance	10,157	16,081	(5,924)	35,641	31,096	4,545
Fixed income services	5,569	9,602	(4,033)	12,776	17,263	(4,487)
Other	7,414	4,903	2,511	11,948	10,332	1,616
	23,140	30,586	(7,446)	60,365	58,691	1,674
Total noninterest income	92,053	100,040	(7,987)	196,631	190,675	5,956
Net revenue (2)	104,271	113,241	(8,970)	221,117	217,739	3,378
Noninterest expense:
Variable compensation (3)	32,734	34,798	(2,064)	68,009	65,619	2,390
Non-variable compensation and benefits	33,447	30,492	2,955	67,629	62,100	5,529
Segment operating costs (4)	30,865	29,499	1,366	59,336	58,146	1,190
Total noninterest expense	97,046	94,789	2,257	194,974	185,865	9,109

Income before income taxes	$7,225	$18,452	$(11,227)	$26,143	$31,874	$(5,731)
(1)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $6.4 million and $13.1 million during the three months ended June 30, 2024 and 2023, respectively, and $13.2 million and $22.8 million during the six months ended June 30, 2024 and 2023, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.
(5)	During the second quarter of 2024, the Company identified an immaterial error related to the classification within noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts within securities commissions and fees noninterest income and other noninterest income have been corrected for consistency with the current period presentation.

The changes in net revenue and income before income taxes for the six months ended June 30, 2024, compared with the same period in 2023, were primarily due to improved period-over-period results within our structured finance and public finance services business lines, partially offset by declines within our fixed income services and wealth management business lines. The increase in the structured finance business line’s net revenues was primarily due to an increase in unrealized gains from the U.S. Agency to-be-announced (“TBA”) business and commissions earned on commodities transactions. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets and municipal advisory revenues. The wealth management business line’s net revenue decrease was driven by decreases in commissions earned from the sale of insurance products and revenue earned from our FDIC sweep program on lower customer balances. These decreases were partially offset by improved advisory fees revenues generated from customer assets under management. The decrease in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to declines in revenues from net interest income earned on inventory positions and trading profits, particularly from a decrease in underwriting activities. Income before income taxes was impacted by increased noninterest expense primarily due to increased segment compensation.

The decreases in net revenue and income before income taxes for the three months ended June 30, 2024, compared with the same period in 2023, were primarily due to declines in all business line results, except public finance, which remained relatively flat period-over-period. The structured finance business line’s net revenues decrease was primarily due to a decrease in our structured housing business due to lower origination volumes and less robust investor demand, partially offset by an increase in commissions earned on commodities transactions. The slight increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets and municipal advisory revenues. The wealth management business line’s net revenue decline was driven by decreases in the commission revenue earned on the sale of insurance products and a reduction in the FDIC program sweep revenue resulting from an overall decrease in customer assets. These decreases were partially offset by improved advisory fees revenues generated from customer assets under management. The decrease in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to declines in revenues from net interest income earned on inventory positions, trading profits and investment banking and advisory fees, particularly from a decrease in underwriting activities.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions, which could be adversely impacted by interest rate volatility. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short-term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs. The broker-dealer segment is also exposed to interest rate risk through its structured finance business line, which is dependent on mortgage loan production that tends to be adversely impacted by increasing interest rates and resulting in valuation-related adjustments.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decreases in net interest income during the three and six months ended June 30, 2024, compared with the same periods in 2023, were primarily due to the decrease in net interest income from the fixed income services business line due to decreases in net interest earned on inventory positions.

Noninterest income decreased during the three months ended June 30, 2024, compared with the same period in 2023, due to decreases in securities commissions and fees and other income, partially offset by increases in investment and securities advisory fees. Noninterest income increased during the six months ended June 30, 2024, compared with the same period in 2023, due primarily to increases in investment and securities advisory fees and commissions.

Securities commissions and fees decreased during the three months ended June 30, 2024, compared with the same period in 2023, primarily due to decreases in FDIC sweep revenues and net clearing revenues as well as a decline in commissions earned on insurance product sales. These decreases were partially offset by an increase in commodities commissions. Securities commissions and fees remained relatively flat during the six months ended June 30, 2024, compared with the same period in 2023. However, during the six months ended June 30, 2024, compared with the same period in 2023, securities commissions and fees increased in both the broker-dealer segment’s structured finance and fixed income services business lines. The increase in the structured finance business line was primarily due to an increase in commissions earned on commodities transactions and the increase in the fixed income services business line was primarily due to increase in trading volumes. These increases were partially offset by declines in securities commissions and fees in the broker-dealer segment’s wealth management business line due to decreases in FDIC sweep revenues and net clearing revenues, as well as a decline in commissions earned on insurance product sales.

Investment and securities advisory fees and commissions increased during the three and six months ended June 30, 2024, compared with the same periods in 2023, primarily due to increases in fees earned from managed assets and municipal advisory transactions.

The decrease in other noninterest income during the three months ended June 30, 2024, compared with the same period in 2023, was primarily due to decreases in trading gains earned from fixed income and structured finance trading activities, partially offset by distributions received on investments. Other noninterest income increased during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to increases in trading gains earned from structured finance trading activities and distributions received on investments, partially offset by decreases in trading gains earned from fixed income trading activities. Mortgage originations decreased and buy-side demand declined for the three and six months ended June 30, 2024. Demand declined during the three months period when compared with the same period in 2023. Decreased fixed income trading gains for the three and six months ended June 30, 2024, compared with the same periods in 2023, were primarily driven by municipal and taxable securities trading.

The increase in noninterest expense during the three and six months ended June 30, 2024, compared with the same periods in 2023, were primarily due to increases in segment compensation and other segment operating costs.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total compensation as a % of net revenue (1)	63.5%	57.7%	61.3%	58.7%
Pre-tax margin (2)	6.9%	16.3%	11.8%	14.6%
FDIC insured program balances at the Bank (end of period)			$758,292	$1,464,127
Other FDIC insured program balances (end of period)			$981,548	$639,107
Customer funds on deposit, including short credits (end of period)			$201,390	$252,746

Public finance services:
Number of issues (3)	266	264	441	418
Aggregate amount of offerings (3)	$15,739,724	$11,912,408	$28,396,561	$21,030,809

Structured finance:
Lock production/TBA volume	$834,520	$1,580,022	$1,448,702	$2,767,848

Fixed income services:
Total volumes	$115,243,095	$59,566,067	$203,299,886	$107,063,941
Net inventory (end of period)			$645,781	$621,811

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			89	94
Independent registered representatives (end of period)			171	191
Correspondents (end of period)			99	109
Correspondent receivables (end of period)			$142,591	$115,487
Customer margin balances (end of period)			$200,030	$243,590

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,258,578	$1,326,418
Interest-bearing liabilities - stock loaned (end of period)			$1,244,028	$1,229,368
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net interest income (expense)	$(4,571)	$(5,901)	$1,330	$(8,823)	$(10,109)	$1,286
Noninterest income	92,867	90,079	2,788	159,567	158,909	658
Noninterest expense	86,946	98,660	(11,714)	165,843	187,413	(21,570)
Income (loss) before income taxes	$1,350	$(14,482)	$15,832	$(15,099)	$(38,613)	$23,514

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, net increases in mortgage interest rates since 2022 have continued to negatively impact home purchase volume through the first six months of 2024. A slight decline in mortgage rates experienced since the fourth quarter of 2023 have had a minimal impact on 2024 loan origination volume. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2023, and continuing through the first six months of 2024, certain events have adversely impacted total mortgage market origination volumes because of their effect on the economy, including inflation and an increase in interest rates during these periods when compared to the average of the three years prior to 2023, the Federal Reserve’s actions and communications, and geopolitical threats. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges are impacting customers’ abilities to purchase homes. Competitive mortgage pricing pressure experienced during the last two years driven by a sharp reduction in national refinancing volume and the reduction of willing and eligible home buyers, has slightly eased during the first half of 2024. This has led to a modest increase in the average combined net gains from mortgage loan sales and mortgage loan origination fees when compared to the same period in 2023. Currently, we anticipate seasonal transaction volumes, while lower than historically experienced, to continue from the second to the third quarter of 2024. We expect the fourth quarter of 2024 to more closely follow loan production experienced during the first quarter of 2024. PrimeLending continues to evaluate its cost structure to address the current mortgage environment.

We believe that ongoing initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. The mortgage origination segment experienced operating losses during 2023 which, despite improved performance in the second quarter of 2024, have continued into the first half of 2024 due to conditions and challenges discussed in detail within this discussion of segment results. In light of these macroeconomic challenges in the mortgage industry including tight housing inventories and mortgage interest rate levels, the fair value of the mortgage origination reporting unit may decline and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

As a Government National Mortgage Association (“GNMA”) approved lender, we are subject to certain Department of Housing and Urban Development (“HUD”) and GNMA minimum capital ratio reporting requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (the “GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. During the first and fourth quarters of 2023, the HUD operating loss ratio was 21.2% and 20.5%, respectively, while during the second and third quarters of 2023, the HUD operating loss ratio decreased to 15.8% and 10.0%, respectively. During the first quarter of 2024, the HUD operating loss ratio was 22.6%, while during the second quarter of 2024, PrimeLending reported a HUD operating gain. During each quarter of 2023, the GNMA capital ratio exceeded the required 6%, however during the first and second quarters of 2024, the GNMA capital ratio decreased to 5.56% and 4.41%, respectively. All trends requiring notification to GNMA and HUD have been reported to those entities, respectively.

In addition, as a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During each quarter of 2023 and the first quarter of 2024, the FNMA/FHLMC capital ratio exceeded the required 6%, however during the second quarter of 2024, the FNMA/FHLMC capital ratio decreased to 5.52%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the second, third and fourth quarters of 2023, PrimeLending experienced four consecutive quarterly losses; the loss ratio during these periods were 50.2%, 37.6% and 39.8%, respectively. PrimeLending also recognized four consecutive quarterly losses during the first quarter and the second quarter of 2024; the loss ratio during these periods was 37.5% and 29.9%, respectively. All trends requiring notification to FNMA and FHLMC have been reported to those entities, respectively.

During the three months ended June 30, 2024, PrimeLending reported net income before income taxes, while a net loss before income taxes was reported during the same period in 2023. In addition, the loss before income taxes decreased during the six months ended June 30, 2024, compared with the same period in 2023. The improvement from net loss to net income before income taxes during the three months ended June 30, 2024, and the decrease in net loss before income taxes during the six months ended June 30, 2024,was primarily the result of a decrease in noninterest expense, and to a lesser extent, an increase in average loan sales margin.

During 2022 and continuing through the beginning of the fourth quarter of 2023, the U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. During the later part of the fourth quarter of 2023, both rates decreased to levels that approximated rates at the beginning of 2023. During the six months ended June 30, 2024, both rates increased slightly. Average interest rates during the three and six months ended June 30, 2024, increased slightly compared to average interest rates during the same periods in 2023. Refinancing volume as a percentage of total origination volume was relatively flat during the three and six months ended June 30, 2024, as compared to the same periods in 2023. Although we anticipate a relatively stable percentage of refinancing volume relative to total loan origination volume during 2024, as compared to 2023, a higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2024, funded volume through ABAs was approximately 15% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to continue to approximate 15% of loan volume of the mortgage origination segment during the remainder of 2024.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,					Six Months Ended June 30,
	2024		2023			2024		2023
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2024 vs 2023	Amount	Total	Amount	Total	2024 vs 2023
Mortgage Loan Originations - units	7,438		7,868		(430)	12,849		13,651		(802)

Mortgage Loan Originations - volume:
Conventional	$1,423,789	59.84%	$1,543,272	62.95%	$(119,483)	$2,439,985	60.16%	$2,635,107	62.97%	$(195,122)
Government	485,741	20.42%	554,565	22.62%	(68,824)	886,101	21.85%	989,114	23.64%	(103,013)
Jumbo	146,405	6.15%	100,051	4.08%	46,354	211,323	5.21%	163,536	3.91%	47,787
Other	323,363	13.59%	253,762	10.35%	69,601	518,375	12.78%	396,646	9.48%	121,729
	$2,379,298	100.00%	$2,451,650	100.00%	$(72,352)	$4,055,784	100.00%	$4,184,403	100.00%	$(128,619)

Home purchases	$2,205,157	92.68%	$2,301,007	93.86%	$(95,850)	$3,754,098	92.56%	$3,912,502	93.50%	$(158,404)
Refinancings	174,141	7.32%	150,643	6.14%	23,498	301,686	7.44%	271,901	6.50%	29,785
	$2,379,298	100.00%	$2,451,650	100.00%	$(72,352)	$4,055,784	100.00%	$4,184,403	100.00%	$(128,619)

Texas	$709,383	29.81%	$640,384	26.12%	$68,999	$1,287,075	31.73%	$1,137,227	27.18%	$149,848
California	196,939	8.28%	215,237	8.78%	(18,298)	316,147	7.79%	359,840	8.60%	(43,693)
South Carolina	142,609	5.99%	137,816	5.62%	4,793	224,220	5.53%	225,100	5.38%	(880)
Missouri	114,669	4.82%	90,219	3.68%	24,450	183,103	4.51%	145,333	3.47%	37,770
Florida	93,758	3.94%	120,971	4.93%	(27,213)	165,134	4.07%	211,210	5.05%	(46,076)
New York	84,702	3.56%	100,180	4.09%	(15,478)	153,172	3.78%	170,370	4.07%	(17,198)
Arizona	68,463	2.88%	119,399	4.87%	(50,936)	127,653	3.15%	206,869	4.94%	(79,216)
Ohio	73,474	3.09%	76,348	3.11%	(2,874)	118,976	2.93%	128,805	3.08%	(9,829)
Washington	67,511	2.84%	59,089	2.41%	8,422	112,103	2.76%	100,173	2.39%	11,930
North Carolina	46,623	1.96%	74,014	3.02%	(27,391)	92,219	2.27%	129,422	3.09%	(37,203)
All other states	781,167	32.83%	817,993	33.37%	(36,826)	1,275,982	31.48%	1,370,054	32.75%	(94,072)
	$2,379,298	100.00%	$2,451,650	100.00%	$(72,352)	$4,055,784	100.00%	$4,184,403	100.00%	$(128,619)

Mortgage Loan Sales - volume:
Third parties	$1,799,284	97.85%	$2,055,295	97.14%	$(256,011)	$3,516,814	98.00%	$3,650,829	96.65%	$(134,015)
Banking segment	39,557	2.15%	60,411	2.86%	(20,854)	71,885	2.00%	126,397	3.35%	(54,512)
	$1,838,841	100.00%	$2,115,706	100.00%	$(276,865)	$3,588,699	100.00%	$3,777,226	100.00%	$(188,527)

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

The mortgage origination segment’s total loan origination volume decreased 3.0% and 3.1%, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023. Net income before taxes during the three months ended June 30, 2024 compares to the loss before income taxes during the three months ended June 30, 2023, with an improvement of 109.3%. The loss before income taxes decreased 60.9% during the six months ended June 30, 2024, compared to the same period in 2023. The decreases in loss before income taxes during the three and six months ended June 30, 2024, when compared to the same periods in 2023, was primarily due to decreases in non-variable compensation and benefits expense, segment operating costs, variable compensation and an increase in the average loan sales margin compared to the same periods in 2023. These trends were partially offset by decreases in the volume of IRLCs and mortgage loan originations, compared to the same periods in 2023.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	233	207	227	201
Impact of loans retained by banking segment	(5)	(6)	(4)	(7)
As reported	228	201	223	194
Variable compensation as a percentage of total compensation	56.6%	51.1%	49.9%	46.4%
Mortgage servicing rights asset ($000's) (end of period) (1)			$52,902	$95,101
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. Net interest expense decreased during the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to a decrease in the negative net interest margin.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net gains from sale of loans	$42,002	$42,488	$(486)	$79,882	$73,364	$6,518
Mortgage loan origination fees and other related income	34,398	41,440	(7,042)	60,836	70,217	(9,381)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	11,130	(197)	11,327	15,307	9,493	5,814
Mortgage servicing rights asset	(3,110)	(1,943)	(1,167)	(13,155)	(9,811)	(3,344)
Servicing fees	8,447	8,291	156	16,697	15,646	1,051
Total noninterest income	$92,867	$90,079	$2,788	$159,567	$158,909	$658

Net gains from sale of loans increased 8.9%, while total loans sales volume decreased 5.0% during the six months ended June 30, 2024, compared with the same period in 2023. The increase in net gains from sales of loans was primarily the result of an increase in average loan sale margin, which more than offset the impact of the decrease in loan sales volume.

The decrease in mortgage loan origination fees during the three and six months ended June 30, 2024, compared with the same periods in 2023, was primarily the result of a decrease in average mortgage loan origination fees, and to a lesser extent, a decrease in loan origination volume during both periods.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended June 30, 2024 and 2023 were $39.6 million and $60.4 million, respectively, and $71.9 million and $126.4 million during the six months ended June 30, 2024 and 2023, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The increase in net fair value of IRLCs and loans held for sale during the three and six months ended June 30, 2024, was the result of an increase in the average value of individual IRLCs and loans held for sale and the total volume of individual IRLCs and loans held for sale since December 31, 2023.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three and six months ended June 30, 2024, PrimeLending retained servicing on approximately 7% and 9% of the loans sold, compared with approximately 17% and 27% of loans sold during the same periods in 2023. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. The operating results of the mortgage origination segment were negatively impacted during the three and six months ended June 30, 2024 by a decrease of $3.1 million and $13.2 million, respectively, in the net fair value of the MSR asset. In addition, $7.3 million of the decrease during the six months ended June 30, 2024, was recognized during the three months ended March 31, 2024, and related to a change in the prepayment rates used as inputs to value the MSR asset and to reflect the difference between the MSR carrying value and the sales price reflected in a signed letter of intent executed prior to the June 28, 2024 MSR sale discussed below. The remaining fluctuations in the net fair value of the MSR asset during the respective periods were driven by net changes in long-term U.S. Treasury bond rates and customer payoffs, and losses of $2.8 million and $8.5 million generated by the derivatives used to hedge the MSR. In addition to gains and losses generated by changes in the net fair value of the MSR asset, net servicing income of $3.6 million and $7.2 million was recognized during the three and six months ended June 30, 2024, respectively. On June 28, 2024, the mortgage origination segment sold MSR assets of $45.1 million, which represented $2.9 billion of its serviced loan volume at the time.

During the three and six months ended June 30, 2023, the operating results of the mortgage origination segment were impacted by an increase of $4.0 million and a decrease of $6.8 million, respectively, in the net fair value of the MSR asset, of which $5.5 million of the decrease during the six months ended June 30, 2023, was primarily driven by market sales trends during the first quarter of 2023. The remaining fluctuations in the net fair value of the MSR asset during the respective periods were primarily due to the net gains driven by the net changes in long-term U.S. Treasury bond rates and customer payoffs during the three and six months ended June 30, 2023, and losses of $5.9 million and $3.1 million generated by the derivatives used to hedge the MSR. In addition to gains and losses generated by changes in the net fair value of the MSR asset, net servicing income of $3.8 million and $6.8 million was recognized during the three and six months ended June 30, 2023, respectively. On June 2, 2023, the mortgage origination segment sold MSR assets of $19.1 million, which represented $991.0 million of its serviced loan volume at the time.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Variable compensation	$34,886	$36,249	$(1,363)	$57,074	$61,822	$(4,748)
Non-variable compensation and benefits	26,738	34,733	(7,995)	57,244	71,515	(14,271)
Segment operating costs	18,463	21,776	(3,313)	38,747	42,654	(3,907)
Lender paid closing costs	1,996	1,387	609	3,253	2,562	691
Servicing expense	4,863	4,515	348	9,525	8,860	665
Total noninterest expense	$86,946	$98,660	$(11,714)	$165,843	$187,413	$(21,570)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Historically, variable compensation comprises the majority of total employees’ compensation and benefits expenses. However, during the six months ended June 30, 2024, non-variable compensation approximated variable compensation, and during the six months ended June 30, 2023, non-variable compensation exceeded variable compensation. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 3.0% and 3.1% during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 23.0% and 20.0% during the same periods. This decrease during the three and six months ended June 30, 2024, compared to the same periods in 2023, was primarily due to a decrease in salaries associated with a reduction in underwriting and loan fulfillment, operations and corporate staff as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. Segment operating costs decreased during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to decreases in occupancy and equipment expense, software and licensing fees, and miscellaneous fees.

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

Between January 1, 2015 and June 30, 2024, the mortgage origination segment sold mortgage loans totaling $141.5 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2015, it does not anticipate experiencing significant losses in the future on loans originated prior to 2015 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2015 and June 30, 2024 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$220,723	0.16%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	316,567	0.22%	25,131	0.02%
	$537,290	0.38%	$25,131	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

For each loan, when the mortgage origination segment concludes its obligation to a claimant is both probable and reasonably estimable, the mortgage origination segment has established a specific claims indemnification liability reserve.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the second quarter of 2024, PrimeLending increased the indemnification reserve rate applied to loans sold subsequent to April 30, 2024, to address recent loss trends.

At June 30, 2024 and December 31, 2023, the mortgage origination segment’s total indemnification liability reserve totaled $9.1 million and $11.7 million, respectively. The related provision for indemnification losses was $0.8 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $0.8 million during the six months ended June 30, 2024 and 2023, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net interest income (expense)	$(3,153)	$(3,479)	$326	$(6,255)	$(6,801)	$546
Noninterest income	6,001	3,081	2,920	11,785	5,786	5,999
Noninterest expense	14,716	16,301	(1,585)	32,101	31,814	287
Loss before income taxes	$(11,868)	$(16,699)	$4,831	$(26,571)	$(32,829)	$6,258

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, and industrial equipment manufacturing, with an aggregate carrying value of approximately $64 million at June 30, 2024.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and six months ended June 30, 2024 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended June 30, 2024 and 2023 included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”), on our $50 million aggregate principal amount of subordinated notes due 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”).

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During the three and six months ended June 30, 2024, noninterest income included pre-tax gains of $1.9 million and $4.7 million, respectively, associated with the sale of merchant bank equity investments.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three months ended June 30, 2024, noninterest expenses decreased, compared to the same period in 2023, primarily due to decreases associated with employees’ compensation and benefits and professional fees. Noninterest expenses were relatively flat during the six months ended June 30, 2024, compared to the same period in 2023.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2024, as compared with December 31, 2023.

Securities Portfolio

At June 30, 2024, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2024	2023
Trading securities, at fair value
U.S. Treasury securities	$253	$3,736
U.S. government agencies:
Bonds	6,755	12,867
Residential mortgage-backed securities	117,113	124,768
Collateralized mortgage obligations	192,779	86,281
Other	9,955	13,079
Corporate debt securities	64,768	37,569
States and political subdivisions	249,933	180,890
Private-label securitized product	69,401	47,768
Other	10,427	9,033
	721,384	515,991
Securities available for sale, at fair value
U.S. Treasury securities	4,637	4,617
U.S. government agencies:
Bonds	148,139	166,166
Residential mortgage-backed securities	331,769	349,870
Commercial mortgage-backed securities	190,233	191,746
Collateralized mortgage obligations	703,466	736,481
Corporate debt securities	21,145	24,418
States and political subdivisions	33,718	34,297
	1,433,107	1,507,595
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	267,450	278,172
Commercial mortgage-backed securities	162,032	172,879
Collateralized mortgage obligations	270,876	284,208
States and political subdivisions	77,098	77,418
	777,456	812,677

Equity securities, at fair value	254	321
Total securities portfolio	$2,932,201	$2,836,584

We had net unrealized losses of $112.9 million and $114.2 million at June 30, 2024 and December 31, 2023, respectively, related to the available for sale investment portfolio, and net unrealized losses of $90.3 million and $80.8 million at June 30, 2024 and December 31, 2023, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2024, the banking segment’s securities portfolio of $2.2 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.4 billion, held to maturity securities of $777.5 million and equity securities of $0.3 million, in addition to $11.8 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $721.3 million at June 30, 2024. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $75.5 million at June 30, 2024.

Corporate

At June 30, 2024, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $21.1 million and other assets of $44.2 million within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2024. In addition, as of June 30, 2024, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at June 30, 2024.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	June 30,	December 31,
	2024	2023
Commercial real estate:
Non-owner occupied	$2,001,338	$1,889,882
Owner occupied	1,475,218	1,422,234
Commercial and industrial	1,687,502	1,607,833
Construction and land development	858,185	1,031,095
1-4 family residential	1,775,571	1,757,178
Consumer	27,291	27,351
Broker-dealer	348,415	344,172
Loans held for investment, gross	8,173,520	8,079,745
Allowance for credit losses	(115,082)	(111,413)
Loans held for investment, net of allowance	$8,058,438	$7,968,332

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

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.9 billion and $8.5 billion at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $1.2 billion was drawn. At December 31, 2023, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at June 30, 2024, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of June 30, 2024 (in thousands).

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$138,623	$220,242	$38,898	$16,201	$21,146	$2,957	$59,511	$322	$497,900
Retail	159,126	73,985	30,711	19,002	20,465	12,830	45,194	8,804	370,117
Hotel/Motel	48,562	24,640	32,320	17,315	104	17,599	35,609	13,788	189,937
Multifamily	11,112	53,588	41,596	55,824	43,297	35,825	55,676	16,466	313,384
Industrial	139,304	63,862	8,595	3,288	2,529	629	31,665	413	250,285
All other	101,132	58,338	33,678	11,772	24,545	52,322	58,270	39,658	379,715
	$597,859	$494,655	$185,798	$123,402	$112,086	$122,162	$285,925	$79,451	$2,001,338
Owner occupied:
Office	$138,030	$87,613	$21,580	$15,565	$34,165	$7,669	$10,540	$4,011	$319,173
Retail	10,050	15,317	3,241	1,048	639	161	4,895	980	36,331
Industrial	190,807	45,861	31,893	9,166	21,300	6,950	33,519	22,477	361,973
All other	339,021	70,995	86,148	21,068	51,416	17,094	149,411	22,588	757,741
	$677,908	$219,786	$142,862	$46,847	$107,520	$31,874	$198,365	$50,056	$1,475,218
Total commercial real estate loans	$1,275,767	$714,441	$328,660	$170,249	$219,606	$154,036	$484,290	$129,507	$3,476,556

At June 30, 2024, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 44.4%, 22.7% and 11.0%, respectively, of the banking segment’s total loans held for investment at June 30, 2024. The banking segment’s loan concentrations were within regulatory guidelines at June 30, 2024.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At June 30, 2024, the Bank’s energy loan exposure was approximately $49 million of loans held for investment with unfunded commitment balances of approximately $13 million. The allowance for credit losses on the Bank’s energy portfolio was $0.2 million, or 0.3% of loans held for investment at June 30, 2024.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	June 30, 2024
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$719,734	$978,627	$302,778	$199	$2,001,338
Owner occupied	374,192	557,510	525,577	17,939	1,475,218
Commercial and industrial	2,466,930	329,088	88,417	—	2,884,435
Construction and land development	766,521	74,556	16,224	884	858,185
1-4 family residential	159,493	471,055	405,750	739,273	1,775,571
Consumer	15,251	11,902	127	11	27,291
Total	$4,502,121	$2,422,738	$1,338,873	$758,306	$9,022,038

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
June 30, 2024	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$702,962	$578,642	$1,281,604
Owner occupied	710,683	390,343	1,101,026
Commercial and industrial	301,524	115,981	417,505
Construction and land development	54,658	37,006	91,664
1-4 family residential	956,314	659,764	1,616,078
Consumer	12,040	—	12,040
Total	$2,738,181	$1,781,736	$4,519,917

In the table above, floating interest rate loans totaling $446.6 million as of June 30, 2024 had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $348.3 million and $344.1 million at June 30, 2024 and December 31, 2023, respectively. This increase from December 31, 2023 to June 30, 2024 was primarily attributable to increases of $22.6 million, or 19%, in receivables from correspondents and $5.0 million from non-customer cash accounts, partially offset by a decrease of $23.4 million, or 10%, in customer margin accounts.

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

	June 30,	December 31,
	2024	2023
Loans held for sale:
Unpaid principal balance	$1,118,242	$802,348
Fair value adjustment	18,693	19,846
	$1,136,935	$822,194
IRLCs:
Unpaid principal balance	$683,767	$383,767
Fair value adjustment	8,465	7,734
	$692,232	$391,501

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2024 and December 31, 2023 were $1.2 billion and $1.0 billion, respectively, while the related estimated fair values were $1.0 million and ($10.2) million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of June 30, 2024, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2024. During our previous quarterly macroeconomic assessment as of March 31, 2024, we also utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in March 2024.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast to determine our best estimate of expected credit losses.

		As of
		June 30,	March 31,	December 31,	September 30,	June 30,
		2024	2024	2023	2023	2023
GDP growth rates:
	Q2 2023					1.4%
	Q3 2023				2.9%	0.1%
	Q4 2023			1.1%	0.2%	0.3%
	Q1 2024		2.4%	(1.6)%	(1.9)%	(3.1)%
	Q2 2024	2.1%	0.7%	(2.4)%	(3.0)%	(2.7)%
	Q3 2024	1.2%	0.4%	(1.3)%	(1.5)%	(0.9)%
	Q4 2024	0.6%	0.0%	1.3%	1.4%	2.0%
	Q1 2025	1.0%	(1.8)%	2.6%	3.1%
	Q2 2025	(2.0)%	(2.8)%	3.0%
	Q3 2025	(2.5)%	(1.7)%
	Q4 2025	(1.3)%

Unemployment rates:
	Q2 2023					3.5%
	Q3 2023				3.8%	3.8%
	Q4 2023			3.8%	4.1%	4.0%
	Q1 2024		3.8%	4.8%	4.9%	4.9%
	Q2 2024	4.0%	4.0%	5.6%	5.7%	5.6%
	Q3 2024	4.1%	4.0%	6.1%	6.0%	6.0%
	Q4 2024	4.1%	4.0%	5.6%	5.7%	5.8%
	Q1 2025	4.1%	4.8%	5.2%	5.3%
	Q2 2025	4.8%	5.6%	5.0%
	Q3 2025	5.6%	6.0%
	Q4 2025	6.0%

As of June 30, 2024, our U.S. economic forecast assumes persistent inflation, and elevated interest rates continue to weigh on consumer and business spending. The combination of the persistent inflation, the Federal Reserve rate increases and declining confidence causes economic growth to decelerate during the remainder of 2024 and to fall into recession in the second quarter of 2025. The changes in real GDP on an annual average basis are 2.3% in 2024 and (0.2%) in 2025. The unemployment rate increases in 2025 and reaches a peak of 6% in the fourth quarter of 2025. Our forecast considers the potential for tighter monetary policy from the Federal Reserve with the federal funds rate at 5.8% this year before reverting to 4.1% by year end 2025. Vacancy rates for several commercial real estate sectors remain elevated, and the interest rate outlook challenges the recovery.

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

During the three and six months ended June 30, 2024, the provision for credit losses reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment, slightly offset by improvements to the U.S. economic outlook. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2024 included a provision for credit losses of $8.0 million and $12.1 million, respectively, while the net impact to the allowance of changes associated with collectively evaluated loans during the three and six months ended June 30, 2024 included a provision for credit losses of $3.0 million and a reversal of credit losses of $4.0 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2024 were also impacted by net charge-offs of $0.1 million and $4.4 million, respectively.

As noted above, the combined impacts of specific reserves and loan portfolio changes within the banking segment and changes in the U.S. economic outlook since December 31, 2023 have resulted in a net increase in the allowance at June 30, 2024, compared to December 31, 2023. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.52% and 1.47% as of June 30, 2024 and December 31, 2023. While changes in the U.S. economic outlook have been reflected in our current allowance at June 30, 2024, uncertainties that include, among others, the uncertain timing, duration and significance of further increases in market interest rates and a worsening macroeconomic forecast could adversely impact borrower cash flows and result in further increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings and auto note financing, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
June 30, 2024	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$2,001,338	$37,321	1.86%
Owner occupied (2)	1,475,218	32,772	2.22%
Commercial and industrial (3)	1,409,543	28,728	2.04%
Construction and land development (4)	858,185	7,594	0.88%
Total commercial loans	5,744,284	106,415	1.85%

1-4 family residential	1,775,571	7,912	0.45%
Consumer	27,291	547	2.00%
Total retail loans	1,802,862	8,459	0.47%

Total commercial and retail loans	7,547,146	114,874	1.52%

Broker-dealer	348,415	67	0.02%
Mortgage warehouse lending	277,959	141	0.05%
Total loans held for investment	$8,173,520	$115,082	1.41%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At June 30, 2024, the office, retail and hotel/motel loans held for investment balances of approximately $498 million, $370 million and $190 million, respectively, had an allowance for credit losses of approximately $18 million, $5 million and $2 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 3.5%, 1.3% and 1.2%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At June 30, 2024, the industrial and office loans held for investment balances of approximately $362 million and $319 million, respectively, had an allowance for credit losses of approximately $9 million and $7 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 2.4% and 2.3%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At June 30, 2024, the auto note financing loans held for investment balance of approximately $127 million had an allowance for credit losses of approximately $9 million, and an allowance for credit losses as a percentage of total loans held for investment of 7.3%.
(4)	Included within construction and land development portfolio are loans within the retail and office portfolio industry subsectors. At June 30, 2024, the retail and office loans held for investment balances of approximately $27 million and $23 million, respectively, had an allowance for credit losses of approximately $0.4 million and $0.3 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.5% and 1.4%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of June 30, 2024, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from international armed conflicts recede faster than expected and an increased demand for U.S. exports and manufacturing. Business sentiment and consumer confidence rise significantly. Real GDP is expected to grow 4.0% in the third quarter of 2024, 3.5% in the fourth quarter of 2024, 3.4% in the first quarter of 2025, and 3.5% in the second quarter of 2025. Average unemployment rates are expected to decline to 3.2% by the fourth quarter of 2024 and to 3.1% by the second quarter of 2025 before reverting to historical data. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected, and we expect the federal funds rate to peak at 5.3% during 2024.

Compared to our economic forecast, the downside scenario assumes the Federal Reserve’s efforts to resolve bank failures are not successful at restoring consumer and business confidence, causing banks to tighten lending standards while the Fed keeps the federal funds rate elevated due to inflation concerns. The international armed conflicts persist longer than anticipated and global supply chain issues worsen causing weaker manufacturing, increased good shortages, and the economy to fall back into recession. Real GDP is expected to decrease 3.4% in the third quarter of 2024, 3.7% in the fourth quarter of 2024, and 3.4% in the first quarter of 2025. Average unemployment rates are expected to increase to 6.9% by the fourth quarter of 2024, and to 8.0% by the third quarter of 2025 and then revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 4.2% target by the fourth quarter of 2024 and to a 1.1% target by the first quarter of 2026.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $27 million or a weighted average expected loss rate of 1.2% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $50 million or a weighted average expected loss rate of 2.2% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loans Held for Investment:
Balance, beginning of period	$104,231	$97,354	$111,413	$95,442
Provision for credit losses	10,934	14,836	8,063	17,167
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	9	—	9
Owner occupied	6	11	15	22
Commercial and industrial	452	88	794	780
Construction and land development	1	—	2	—
1-4 family residential	93	35	104	52
Consumer	46	46	83	85
Broker-dealer	—	—	—	—
Total recoveries	598	189	998	948
Loans charged off:
Commercial real estate:
Non-owner occupied	—	—	1,647	—
Owner occupied	—	—	—	977
Commercial and industrial	615	3,020	3,598	3,079
Construction and land development	—	—	—	—
1-4 family residential	1	—	1	73
Consumer	65	53	146	122
Broker-dealer	—	—	—	—
Total charge-offs	681	3,073	5,392	4,251
Net recoveries (charge-offs)	(83)	(2,884)	(4,394)	(3,303)
Balance, end of period	$115,082	$109,306	$115,082	$109,306

Average loans held for investment for the period	$7,892,879	$8,033,095	$7,864,263	$7,964,263
Total loans held for investment (end of period)			$8,173,520	$8,354,122

Loans Held for Sale:
Average loans held for sale for the period	$934,445	$1,043,526	$868,271	$930,090
Total loans held for sale (end of period)			$1,264,437	$1,333,044

Selected Credit Metrics:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.00)%	(0.14)%	(0.11)%	(0.17)%
Non-accrual loans:
Loans held for investment (end of period)			$101,605	$35,195
Loans held for sale (end of period)			$4,059	$3,761
Non-accrual loans to total loans (end of period)			1.12%	0.40%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)			1.22%	1.13%
Total loans held for investment (end of period)			1.41%	1.31%
Total non-accrual loans (end of period)			108.91%	280.59%
Non-accrual loans held for investment (end of period)			113.26%	310.57%

(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans classified as loans held for investment increased by $37.3 million from December 31, 2023 to June 30, 2024. This increase was primarily due to the addition of commercial and industrial loans to non-accrual status, partially offset by a decrease due to the reclassification of a single loan from loans held for investment to loans held for sale, which was sold during the second quarter of 2024, as well as decreases in construction and land development loans and decreases in 1-4 family residential loans.

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

	June 30, 2024		December 31, 2023
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$37,321	24.49%	$40,061	23.39%
Owner occupied	32,772	18.05%	28,114	17.60%
Commercial and industrial	28,869	20.65%	20,926	19.90%
Construction and land development	7,594	10.50%	12,102	12.76%
1-4 family residential	7,912	21.72%	9,461	21.75%
Consumer	547	0.33%	648	0.34%
Broker-dealer	67	4.26%	101	4.26%
Total	$115,082	100.00%	$111,413	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2024	2024	2023	2023	2023
Commercial real estate:
Non-owner occupied	$37,321	$39,563	$40,061	$40,433	$43,582
Owner occupied	32,772	28,737	28,114	29,438	27,880
Commercial and industrial	28,869	16,552	20,926	19,722	17,315
Construction and land development	7,594	10,008	12,102	8,970	7,395
1-4 family residential	7,912	8,744	9,461	11,472	11,618
Consumer	547	544	648	601	615
Broker-dealer	67	83	101	186	901
	$115,082	$104,231	$111,413	$110,822	$109,306

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$8,296	$6,805	$8,876	$7,784
Other noninterest expense	289	1,187	(291)	208
Balance, end of period	$8,585	$7,992	$8,585	$7,992

The increases in the reserve for unfunded commitments during the three and six months ended June 30, 2023 were primarily due to increases in expected loss rates. During the three months ended June 30, 2024 the increase in the reserve for unfunded commitments was primarily due to an increase in expected loss rates, while the decrease in the reserve for unfunded commitments during the six months ended June 30, 2024 was primarily due to decreases in commitment balances.

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

At June 30, 2024, we had $176.8 million of potential problem loans, compared to $207.4 million at December 31, 2023. Our potential problem loans designated as substandard accrual at June 30, 2024 and December 31, 2023, totaled $123.8 million and $204.1 million, respectively. The decrease from December 31, 2023 to June 30, 2024 was primarily attributable to decreases in commercial and industrial loans, construction and land development loans and commercial real estate non-owner occupied, partially offset by an increase in commercial real estate owner occupied loans. Of the $123.8 million of potential problem loans designated as substandard accrual at June 30, 2024, $41.0 million, $38.0 million and $30.4 million were associated with commercial real estate owner occupied loans, commercial real estate non-owner occupied loans and commercial and industrial loans.

Potential problem loans designated as special mention were comprised of nine credit relationships totaling $53.0 million at June 30, 2024, compared with three credit relationships totaling $3.2 million at December 31, 2023. Of the $53.0 million of potential problem loans at June 30, 2024, $44.1 million was associated with three credit relationships included in our commercial real estate non-owner occupied loan portfolio within the office and multifamily industry subsectors.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	June 30,	December 31,
	2024	2023	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$6,894	$36,440	$(29,546)
Owner occupied	6,437	5,098	1,339
Commercial and industrial	80,755	9,502	71,253
Construction and land development	485	3,480	(2,995)
1-4 family residential	11,092	13,801	(2,709)
Consumer	1	6	(5)
Broker-dealer	—	—	—
Non-accrual loans	$105,664	$68,327	$37,337

Non-accrual loans as a percentage of total loans	1.12%	0.76%	0.36%

Other real estate owned	$2,973	$5,095	$(2,122)

Other repossessed assets	$464	$—	$464

Non-performing assets	$109,101	$73,422	$35,679

Non-performing assets as a percentage of total assets	0.70%	0.45%	0.25%

Loans past due 90 days or more and still accruing	$122,451	$115,090	$7,361

At June 30, 2024, non-accrual loans included 35 commercial and industrial relationships with loans secured by finance company notes receivable, accounts receivable, inventory and equipment. Commercial and industrial non-accrual loans increased by $71.3 million from December 31, 2023 to June 30, 2024 primarily due to the additions of two credit relationships within our auto note financing industry subsector with an aggregate loan balance of $65.3 million. Non-accrual loans at June 30, 2024 also included $4.1 million of loans secured by residential and commercial real estate which were classified as loans held for sale. At December 31, 2023, non-accrual loans included 40 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2023 also included $4.0 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) decreased from December 31, 2023 to June 30, 2024, primarily due to disposals and valuation adjustments totaling $4.5 million, offset by additions totaling $2.4 million. At both June 30, 2024 and December 31, 2023, OREO was primarily comprised of commercial properties.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing intense competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended June 30, 2024 was 3.92%, compared to 3.93% during the three months ended March 31, 2024 and 3.50% during the three months ended June 30, 2023.

Given the increases in interest rates since the first quarter of 2022 and the intense competition for deposits in its market area, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 67%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 55%. We expect that the Bank’s cost related to interest-bearing deposits during 2024 to continue to be driven by various factors, including competition as well as economic and market area factors.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,
	2024		2023
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,882,768	0.00%	$3,664,512	0.00%
Interest-bearing deposits:
Demand	6,224,385	3.54%	6,246,926	2.50%
Savings	248,147	1.19%	297,066	0.97%
Time	1,210,715	4.29%	945,450	2.47%
	7,683,247	3.58%	7,489,442	2.44%
Total deposits	$10,566,015	2.60%	$11,153,954	1.64%

The table above includes interest-bearing brokered deposits with balances of approximately $10 million at June 30, 2024, compared with approximately $208 million at December 31, 2023. As previously discussed, to bolster our liquidity position given banking sector uncertainties in early 2023, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023, which have subsequently matured during the first and second quarters of 2024. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At June 30, 2024, total estimated uninsured deposits were $4.8 billion, or approximately 46% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $325.4 million, were $4.5 billion, or approximately 43% of total deposits. Total estimated uninsured deposits were $4.7 billion, or approximately 42% of total deposits, as of December 31, 2023.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of June 30, 2024 (in thousands).

Months to maturity:
3 months or less	$323,412
3 months to 6 months	65,735
6 months to 12 months	90,069
Over 12 months	75,251
$554,467

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	June 30, 2024		December 31, 2023
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$897,613	4.73%	$900,038	4.75%	$(2,425)
Notes payable	347,402	4.15%	347,145	4.27%	257
	$1,245,015	4.58%	$1,247,183	4.64%	$(2,168)

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at June 30, 2024, compared with December 31, 2023, primarily reflected a decrease in federal funds purchased by the banking segment, significantly offset by increases in commercial paper and securities sold under agreements to repurchase by the broker-dealer segment. Notes payable at June 30, 2024 was comprised of $149.6 million related to the Senior Notes, net of loan origination fees, and Subordinated Notes, net of origination fees, of $197.8 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At June 30, 2024, Hilltop had $197.9 million in cash and cash equivalents, an increase of $6.3 million from $191.6 million at December 31, 2023. This increase in cash and cash equivalents was primarily due to the receipt of $71.9 million of dividends from subsidiaries, significantly offset by cash outflows of $22.2 million in cash dividends declared, $19.9 million in stock repurchases and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

As discussed in more detail below, our Senior Notes mature in May 2025, and we have the ability to redeem the 2030 Subordinated Notes, in whole or in part, beginning in May 2025. We continue to evaluate our options and may choose to refinance and/or utilize available cash on hand to satisfy such existing indebtedness. Although it is difficult in the current economic environment to predict the terms and conditions of financing that may be available in the future, we believe that we have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets to refinance or repay our Senior Notes.

Economic Environment

As previously discussed, operational and financial headwinds during 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024. The impacts of noted headwinds in 2024 are highly uncertain and will depend on several developments outside of our control, including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, exposure to increasing funding costs from intense competition for deposits, inflationary pressures associated with compensation, occupancy and software costs and labor market conditions, and international armed conflicts and their impact on supply chains. As demonstrated during both the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the pandemic and banking sector-related uncertainty and concerns associated with liquidity primarily due to high-profile bank failures during early 2023 and their respective negative impacts on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On July 25, 2024, our board of directors declared a quarterly cash dividend of $0.17 per common share, payable on August 30, 2024 to all common stockholders of record as of the close of business on August 16, 2024.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2024, Hilltop paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.01 per share pursuant to the stock repurchase program.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2024, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At June 30, 2024, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at June 30, 2024 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of June 30, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024.

			Minimum Capital
			Requirements Including	To Be Well
	June 30, 2024		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,431,873	11.36%	4.0%	5.0%
Hilltop	1,982,667	12.87%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,431,873	15.58%	7.0%	6.5%
Hilltop	1,982,667	19.45%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,431,873	15.58%	8.5%	8.0%
Hilltop	1,982,667	19.45%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,541,564	16.77%	10.5%	10.0%
Hilltop	2,300,909	22.57%	10.5%	N/A

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

	June 30,	December 31,
	2024	2023
FHLB capacity	$4,386	$4,205
Investment portfolio (available)	1,446	1,594
Fed deposits (excess daily requirements)	626	1,612
	$6,458	$7,411

As previously discussed, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to high-profile bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. These failures underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. During the second quarter of 2024, our deposit funding costs began to stabilize as higher cost brokered deposits were fully returned and our interest-bearing deposits yield flattened. At June 30, 2024, the Bank also accessed and included approximately $750 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

Further, to bolster our liquidity position, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023, which have subsequently matured during the first and second quarters of 2024. To date, we have not leveraged the discount window at the Federal Reserve or the BTFP.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. An economic recovery and improved commercial real estate investment outlook may result in an outflow of deposits at an accelerated pace as customers utilize such available funds for expanded operations and investment opportunities. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. Currently, the Bank is facing intense competition from bank and non-bank competitors for its deposit base and expects that its interest expense on certain deposits will continue to be driven by various factors, including competition as well as economic and market area factors.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 10.94% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 5.85% of the Bank’s total deposits at June 30, 2024. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2024, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. At June 30, 2024, Hilltop Securities had no borrowings under its credit arrangements or under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of June 30, 2024, the weighted average maturity of the CP Notes was 148 days at a rate of 6.13% with a weighted average remaining life of 68 days. At June 30, 2024, the aggregate amount outstanding under these secured arrangements was $224.2 million, which was collateralized by securities held for Hilltop Securities accounts valued at $249.8 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $1.15 billion was drawn at June 30, 2024. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at June 30, 2024.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain ABAs. At June 30, 2024, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $39.6 million.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at June 30, 2024 and outstanding financial and performance standby letters of credit of $62.6 million at June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2024 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2023 Form 10-K, except as discussed below.

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

	June 30, 2024
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,620,638	$1,305,791	$1,798,706	$743,166	$552,766	$9,021,067
Securities	468,144	216,289	417,178	327,203	951,468	2,380,282
Federal funds sold and securities purchased under agreements to resell	1,419,743	—	—	—	—	1,419,743
Other interest sensitive assets	8,245	—	—	—	59,447	67,692
Total interest sensitive assets	6,516,770	1,522,080	2,215,884	1,070,369	1,563,681	12,888,784

Interest sensitive liabilities:
Interest bearing checking	$6,022,698	$—	$—	$—	$—	$6,022,698
Savings	232,048	—	—	—	—	232,048
Time deposits	702,511	372,121	79,582	48,854	—	1,203,068
Notes payable and other borrowings	835,384	—	—	—	—	835,384
Total interest sensitive liabilities	7,792,641	372,121	79,582	48,854	—	8,293,198

Interest sensitivity gap	$(1,275,871)	$1,149,959	$2,136,302	$1,021,515	$1,563,681	$4,595,586

Cumulative interest sensitivity gap	$(1,275,871)	$(125,912)	$2,010,390	$3,031,905	$4,595,586

Percentage of cumulative gap to total interest sensitive assets	(9.90)%	(0.98)%	15.60%	23.52%	35.66%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2024 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$30,892	7.44%	$136,429	8.27%
+100	$16,581	3.99%	$87,578	5.31%
-50	$(8,094)	(1.95)%	$(66,513)	(4.03)%
-100	$(16,733)	(4.03)%	$(147,751)	(8.96)%
-200	$(34,439)	(8.29)%	$(332,060)	(20.13)%

The projected changes in the table above were in compliance with established internal policy guidelines, with the exception of the estimated change in economic value of equity impact based on a -200 basis points change in interest rates, which marginally exceeded management’s internal policy limit. These projected changes are based on numerous assumptions. Upon implementation of pending assumption updates based on the expected transition into the next interest rate cycle, management anticipates that over time the estimated change in economic value of equity impact will return to compliance with established internal policy limit. Furthermore, the projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of the Bank’s sensitivity given simulation analysis assumptions/limitations. As a result, the timing and magnitude of future changes in interest rates and any runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

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

With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. Much of the interest rates on customer and correspondent margin loans and receivables are indexed and can vary daily. Our funding sources are generally short term with interest rates that can vary daily. The following table categorizes the broker-dealer segment’s net trading securities, which are subject to interest rate and market price risk (dollars in thousands).

	June 30, 2024
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$282	$12,151	$51,394	$186,106	$249,933
U.S. government and government agency obligations	40	(5,947)	(14,104)	285,578	265,567
Corporate obligations	7,513	32,429	36,370	46,559	122,871
Total debt securities	7,835	38,633	73,660	518,243	638,371
Corporate equity securities	—	—	—	—	—
Other	7,410	—	—	—	7,410
	$15,245	$38,633	$73,660	$518,243	$645,781

Weighted average yield
Municipal obligations	0.03%	4.50%	3.71%	3.71%	3.80%
U.S. government and government agency obligations	4.05%	4.81%	3.92%	1.51%	1.81%
Corporate obligations	6.15%	6.03%	5.21%	4.03%	5.19%

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

As a result of our mortgage servicing business, we have a portfolio of retained MSR. One of the principal risks associated with MSR is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, and MBS commitments, as a means to mitigate market risk associated with MSR assets. No hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The MSR portfolio exposes us to interest rate risk and, correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR.

The goal of our interest rate risk management strategy within our mortgage origination segment is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept.

Consolidated

At June 30, 2024, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $350 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at June 30, 2024 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+200	$43,887	9.91%
+100	$23,052	5.21%
-50	$(11,355)	(2.56)%
-100	$(23,234)	(5.25)%
-200	$(47,421)	(10.71)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2024	40,000	$30.08	40,000	$63,863,804
May 1 - May 31, 2024	219,780	31.32	219,780	56,980,105
June 1 - June 30, 2024	60,220	30.36	60,220	55,152,099
Total	320,000	$30.98	320,000
(1)	In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1

Transition and Release Agreement by and between Hilltop Holdings Inc. and Jerry L. Schaffner, dated as of May 1, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2024 (file No. 001-31987) and incorporated herein by reference).

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

HILLTOP HOLDINGS INC.

Date: August 2, 2024	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)