Form 10-Q
period 2024-09-30
Hilltop Holdings Inc.
filed 2024-10-25
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock outstanding at October 24, 2024 was 64,961,742.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$1,961,627	$1,858,700
Federal funds sold	3,650	650
Assets segregated for regulatory purposes	55,628	57,395
Securities purchased under agreements to resell	81,766	80,011
Securities:
Trading, at fair value	540,836	515,991
Available for sale, at fair value, net (amortized cost of $1,489,070 and $1,621,747, respectively)	1,405,700	1,507,595
Held to maturity, at amortized cost, net (fair value of $690,846 and $731,858, respectively)	754,824	812,677
Equity, at fair value	287	321
	2,701,647	2,836,584

Loans held for sale	933,724	943,846
Loans held for investment, net of unearned income	7,979,630	8,079,745
Allowance for credit losses	(110,918)	(111,413)
Loans held for investment, net	7,868,712	7,968,332

Broker-dealer and clearing organization receivables	1,220,784	1,573,931
Premises and equipment, net	157,803	168,856
Operating lease right-of-use assets	92,041	88,580
Mortgage servicing rights	45,742	96,662
Other assets	528,839	517,545
Goodwill	267,447	267,447
Other intangible assets, net	6,995	8,457
Total assets	$15,926,405	$16,466,996

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,831,539	$3,007,101
Interest-bearing	7,959,908	8,056,091
Total deposits	10,791,447	11,063,192

Broker-dealer and clearing organization payables	1,110,373	1,430,734
Short-term borrowings	914,645	900,038
Securities sold, not yet purchased, at fair value	47,773	34,872
Notes payable	347,533	347,145
Operating lease liabilities	110,799	109,002
Other liabilities	397,976	431,684
Total liabilities	13,720,546	14,316,667
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 64,959,743 and 65,153,092 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	650	652
Additional paid-in capital	1,050,497	1,054,662
Accumulated other comprehensive loss	(98,168)	(121,505)
Retained earnings	1,224,117	1,189,222
Deferred compensation employee stock trust, net	—	228
Employee stock trust (0 and 10,290 shares, at cost, at September 30, 2024 and December 31, 2023, respectively)	—	(292)
Total Hilltop stockholders' equity	2,177,096	2,122,967
Noncontrolling interests	28,763	27,362
Total stockholders' equity	2,205,859	2,150,329
Total liabilities and stockholders' equity	$15,926,405	$16,466,996

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$139,821	$142,402	$412,779	$404,179
Securities borrowed	19,426	17,683	60,293	53,265
Securities:
Taxable	26,265	27,166	77,795	79,487
Tax-exempt	2,438	2,464	7,242	8,218
Other	23,092	27,040	69,690	76,459
Total interest income	211,042	216,755	627,799	621,608

Interest expense:
Deposits	70,641	64,290	207,880	154,840
Securities loaned	18,499	16,169	56,207	47,928
Short-term borrowings	10,878	14,212	33,142	44,361
Notes payable	3,555	4,026	10,749	11,852
Other	2,426	2,408	7,507	7,005
Total interest expense	105,999	101,105	315,485	265,986

Net interest income	105,043	115,650	312,314	355,622
Provision for (reversal of) credit losses	(1,270)	(40)	6,793	17,127
Net interest income after provision for (reversal of) credit losses	106,313	115,690	305,521	338,495

Noninterest income:
Net gains from sale of loans and other mortgage production income	47,816	47,262	146,468	135,763
Mortgage loan origination fees	32,119	41,478	92,955	111,695
Securities commissions and fees	30,434	22,864	90,317	73,152
Investment and securities advisory fees and commissions	42,220	39,662	105,438	98,546
Other	47,854	45,583	140,188	130,838
Total noninterest income	200,443	196,849	575,366	549,994

Noninterest expense:
Employees' compensation and benefits	177,987	173,195	513,815	517,920
Occupancy and equipment, net	22,317	21,912	65,526	67,802
Professional services	11,645	12,639	31,646	35,930
Other	52,363	52,271	159,812	155,812
Total noninterest expense	264,312	260,017	770,799	777,464

Income before income taxes	42,444	52,522	110,088	111,025
Income tax expense	9,539	13,211	24,762	24,008
Net income	32,905	39,311	85,326	87,017
Less: Net income attributable to noncontrolling interest	3,212	2,269	7,632	6,042
Income attributable to Hilltop	$29,693	$37,042	$77,694	$80,975

Earnings per common share:
Basic	$0.46	$0.57	$1.19	$1.25
Diluted	$0.46	$0.57	$1.19	$1.25

Weighted average share information:
Basic	64,928	65,106	65,070	65,011
Diluted	64,946	65,108	65,080	65,014

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$32,905	$39,311	$85,326	$87,017
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(1,304), $(91), $(1,656) and $(87), respectively	(4,434)	(306)	(5,476)	(169)
Net unrealized gains (losses) on securities available-for-sale, net taxes of $6,707, $(4,349), $7,246 and $(4,497), respectively	22,818	(14,585)	23,424	(15,819)
Reclassification adjustment for gains (losses) included in net income, net taxes of $0, $0, $34 and $1, respectively	—	(2)	114	4
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $787, $459, $1,585 and $1,332, respectively	2,619	1,528	5,275	4,432
Comprehensive income	53,908	25,946	108,663	75,465
Less: comprehensive income attributable to noncontrolling interest	3,212	2,269	7,632	6,042

Comprehensive income applicable to Hilltop	$50,696	$23,677	$101,031	$69,423

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2023	65,071	$651	$1,050,191	$(131,718)	$1,144,624	$450	21	$(599)	$2,063,599	$26,655	$2,090,254
Net income	—	—	—	—	37,042	—	—	—	37,042	2,269	39,311
Other comprehensive loss	—	—	—	(13,365)	—	—	—	—	(13,365)	—	(13,365)
Stock-based compensation expense	—	—	2,936	—	—	—	—	—	2,936	—	2,936
Common stock issued to board members	4	—	128	—	—	—	—	—	128	—	128
Issuance of common stock related to share-based awards, net	95	1	(388)	—	—	—	—	—	(387)	—	(387)
Dividends on common stock ($0.16 per share)	—	—	—	—	(10,416)	—	—	—	(10,416)	—	(10,416)
Deferred compensation plan	—	—	—	—	—	(110)	(5)	153	43	—	43
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,642)	(1,642)
Balance, September 30, 2023	65,170	$652	$1,052,867	$(145,083)	$1,171,250	$340	16	$(446)	$2,079,580	$27,282	$2,106,862

Balance, June 30, 2024	64,953	$650	$1,047,523	$(119,171)	$1,205,467	$1	—	$(1)	$2,134,469	$28,142	$2,162,611
Net income	—	—	—	—	29,693	—	—	—	29,693	3,212	32,905
Other comprehensive income	—	—	—	21,003	—	—	—	—	21,003	—	21,003
Stock-based compensation expense	—	—	2,886	—	—	—	—	—	2,886	—	2,886
Common stock issued to board members	4	—	120	—	—	—	—	—	120	—	120
Issuance of common stock related to share-based awards, net	3	—	(32)	—	—	—	—	—	(32)	—	(32)
Dividends on common stock ($0.17 per share)	—	—	—	—	(11,043)	—	—	—	(11,043)	—	(11,043)
Deferred compensation plan	—	—	—	—	—	(1)	—	1	—	—	—
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,591)	(2,591)
Balance, September 30, 2024	64,960	$650	$1,050,497	$(98,168)	$1,224,117	$—	—	$—	$2,177,096	$28,763	$2,205,859

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	80,975	—	—	—	80,975	6,042	87,017
Other comprehensive loss	—	—	—	(11,552)	—	—	—	—	(11,552)	—	(11,552)
Stock-based compensation expense	—	—	12,967	—	—	—	—	—	12,967	—	12,967
Common stock issued to board members	14	—	428	—	—	—	—	—	428	—	428
Issuance of common stock related to share-based awards, net	616	7	(4,542)	—	—	—	—	—	(4,535)	—	(4,535)
Repurchases of common stock	(145)	(2)	(2,317)	—	(2,184)	—	—	—	(4,503)	—	(4,503)
Dividends on common stock ($0.48 per share)	—	—	—	—	(31,177)	—	—	—	(31,177)	—	(31,177)
Deferred compensation plan	—	—	—	—	—	(141)	(7)	194	53	—	53
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,365)	(5,365)
Balance, September 30, 2023	65,170	$652	$1,052,867	$(145,083)	$1,171,250	$340	16	$(446)	$2,079,580	$27,282	$2,106,862

Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329
Net income	—	—	—	—	77,694	—	—	—	77,694	7,632	85,326
Other comprehensive income	—	—	—	23,337	—	—	—	—	23,337	—	23,337
Stock-based compensation expense	—	—	8,551	—	—	—	—	—	8,551	—	8,551
Common stock issued to board members	12	—	362	—	—	—	—	—	362	—	362
Issuance of common stock related to share-based awards, net	435	4	(2,805)	—	—	—	—	—	(2,801)	—	(2,801)
Repurchases of common stock	(640)	(6)	(10,273)	—	(9,585)	—	—	—	(19,864)	—	(19,864)
Dividends on common stock ($0.51 per share)	—	—	—	—	(33,214)	—	—	—	(33,214)	—	(33,214)
Deferred compensation plan	—	—	—	—	—	(228)	(10)	292	64	—	64
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,231)	(6,231)
Balance, September 30, 2024	64,960	$650	$1,050,497	$(98,168)	$1,224,117	$—	—	$—	$2,177,096	$28,763	$2,205,859

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$85,326	$87,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,793	17,127
Depreciation, amortization and accretion, net	15,097	15,267
Equity in undistributed earnings of merchant banking subsidiaries	(9,044)	(6,369)
Deferred income taxes	(11,570)	5,268
Other, net	3,358	12,531
Net change in securities purchased under agreements to resell	(1,755)	(5,649)
Net change in trading securities	(24,845)	176,131
Net change in broker-dealer and clearing organization receivables	356,675	(348,318)
Net change in other assets	(38,748)	(33,796)
Net change in broker-dealer and clearing organization payables	(285,960)	360,433
Net change in other liabilities	(15,508)	(13,295)
Net change in securities sold, not yet purchased	12,901	(1,496)
Proceeds from sale of mortgage servicing rights asset	45,129	19,055
Change in valuation of mortgage servicing rights asset	14,913	678
Net gains from sales of loans	(146,468)	(135,763)
Loans originated for sale	(7,300,426)	(7,297,473)
Proceeds from loans sold	7,445,251	7,328,562
Net cash provided by operating activities	151,119	179,910
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	63,633	55,006
Proceeds from sales, maturities and principal reductions of securities available for sale	169,443	204,903
Proceeds from sales, maturities and principal reductions of equity securities	12,663	—
Purchases of securities available for sale	(30,289)	(31,567)
Purchases of equity securities	(1,475)	—
Net change in loans held for investment	61,630	(184,341)
Purchases of premises and equipment and other assets	(6,215)	(6,090)
Proceeds from sales of premises and equipment, other real estate owned, and other assets	7,385	3,431
Proceeds from sale of loans held for sale transferred from loans held for investment	30,103	—
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	(42)	689
Net cash provided by investing activities	306,836	42,031
Financing Activities
Net change in deposits	(306,146)	(171,491)
Net change in short-term borrowings	15,132	(87,251)
Proceeds from notes payable	—	490,151
Payments on notes payable	—	(490,151)
Payments to repurchase common stock	(19,864)	(4,503)
Dividends paid on common stock	(33,214)	(31,177)
Net cash distributed to noncontrolling interest	(6,231)	(5,365)
Other, net	(3,472)	(5,165)
Net cash used in financing activities	(353,795)	(304,952)

Net change in cash, cash equivalents and restricted cash	104,160	(83,011)
Cash, cash equivalents and restricted cash, beginning of period	1,916,745	1,647,899
Cash, cash equivalents and restricted cash, end of period	$2,020,905	$1,564,888

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,961,627	$1,513,747
Federal funds sold	3,650	3,650
Assets segregated for regulatory purposes	55,628	47,491
Total cash, cash equivalents and restricted cash	$2,020,905	$1,564,888
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$319,231	$252,409
Cash paid for income taxes, net of refunds	$11,449	$14,076
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$2,871	$5,168
Additions to mortgage servicing rights	$9,122	$23,859

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

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). These entities are related to the Hilltop Plaza investment discussed in detail in Note 17 to the consolidated financial statements included in the Company’s 2023 Form 10-K and are collectively referred to as the “Hilltop Plaza Entities.”

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

Revision of Previously Issued Financial Statements

During the second quarter of 2024, the Company identified an immaterial error related to the classification within noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts have been corrected for consistency with the current period presentation. The Company assessed the materiality of this error and change in presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” Based on this assessment, the Company concluded that previously issued financial statements were not materially misstated based upon overall considerations of both quantitative and qualitative factors. The revisions had no impact on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Comprehensive Income or Consolidated Statements of Changes in Stockholders’ Equity within these financial statements, or within previously filed financial statements. Further, the revisions did not result in a change in quarterly or year-to-date net income, basic or diluted earnings per share, or regulatory capital ratios. Accordingly, the Company corrected the immaterial error for the previously reported three and nine months ended September 30, 2023 in this Quarterly Report on Form 10-Q. The following table presents the impact of the revisions of the previously filed financial statements for the three and nine months ended September 30, 2023 to correct for prior period immaterial errors (in thousands).

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

2. Recently Issued Accounting Standards

Accounting Standards Issued But Not Yet Adopted

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05 to require joint ventures to initially measure all contributions received and liabilities assumed upon its formation at fair value. The guidance is applicable to joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company does not expect the future adoption of this amendment to have a material impact on its future consolidated statements.

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

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures of significant expense and segment profitability categories and amounts for each of the Company’s reportable business segments. The amendments are effective in annual periods beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. The Company does not expect the adoption of the provisions of the amendments to have an impact on its financial condition or results of operations. The Company expects to adopt this guidance beginning with the Annual Report on Form 10-K for the year ending December 31, 2024.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In December 2023, the FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments, which are not expected to have an impact on its financial condition or results of operations. The Company expects to adopt this guidance in its Annual Report on Form 10-K for the year ending December 31, 2025.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2024 and December 31, 2023, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $768.2 million and $822.2 million, respectively, and the unpaid principal balance of those loans was $754.1 million and $802.3 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2024	Inputs	Inputs	Inputs	Fair Value
Trading securities	$5,515	$535,321	$—	$540,836
Available for sale securities	—	1,376,614	29,086	1,405,700
Equity securities	287	—	—	287
Loans held for sale	—	746,840	48,304	795,144
Derivative assets	—	67,968	—	67,968
MSR asset	—	—	45,742	45,742
Equity investments	—	—	22,547	22,547
Securities sold, not yet purchased	44,886	2,887	—	47,773
Derivative liabilities	—	13,093	—	13,093

	Level 1	Level 2	Level 3	Total
December 31, 2023	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,929	$507,062	$—	$515,991
Available for sale securities	—	1,483,177	24,418	1,507,595
Equity securities	321	—	—	321
Loans held for sale	—	784,158	38,036	822,194
Loans held for investment	—	—	10,858	10,858
Derivative assets	—	76,778	820	77,598
MSR asset	—	—	96,662	96,662
Equity investments	—	—	19,540	19,540
Securities sold, not yet purchased	14,027	20,845	—	34,872
Derivative liabilities	—	27,106	—	27,106

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three Months Ended September 30, 2024
Available for sale securities	$21,145	$6,250	$—	$—	$691	$1,000	$29,086
Loans held for sale	56,168	23,979	(30,740)	—	(1,103)	—	48,304
MSR asset	52,902	3,033	—	—	(10,193)	—	45,742
Equity investment	19,540	1,475	—	—	1,532	—	22,547
Total	$149,755	$34,737	$(30,740)	$—	$(9,073)	$1,000	$145,679

Nine Months Ended September 30, 2024
Available for sale securities	$24,418	$6,250	$(4,702)	$—	$1,942	$1,178	$29,086
Loans held for sale	38,036	70,086	(47,925)	—	(11,893)	—	48,304
Loans held for investment	10,858	—	(11,352)	—	494	—	—
Derivative assets	820	—	(2,598)	—	1,778	—	—
MSR asset	96,662	9,122	(45,129)	—	(14,913)	—	45,742
Equity investment	19,540	1,475	—	—	1,532	—	22,547
Total	$190,334	$86,933	$(111,706)	$—	$(21,060)	$1,178	$145,679

Three Months Ended September 30, 2023
Available for sale securities	$—	$11,696	$—	$—	$304	$—	$12,000
Loans held for sale	41,292	17,219	(9,171)	—	(13,142)	—	36,198
Loans held for investment	9,714	—	—	—	285	—	9,999
MSR asset	95,101	3,759	—	—	6,091	—	104,951
Total	$146,107	$32,674	$(9,171)	$—	$(6,462)	$—	$163,148

Nine Months Ended September 30, 2023
Available for sale securities	$—	$11,696	$—	$—	$304	$—	$12,000
Loans held for sale	40,707	54,727	(39,900)	(446)	(18,890)	—	36,198
Loans held for investment	9,181	—	—	—	818	—	9,999
MSR asset	100,825	23,859	(19,055)	—	(678)	—	104,951
Total	$150,713	$90,282	$(58,955)	$(446)	$(18,446)	$—	$163,148

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2024.

For material Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows.

				Range (Weighted-Average)
Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs	September 30, 2024				December 31, 2023
Available for sale securities	$22,789	Discounted cash flow	Discount rate	12.50	-	13.25%		14.25	-	15.50%
	6,297	Recent transaction	Recent transaction

Loans held for sale	48,304	Market comparable	Projected price	78	-	94%	(93%)	78	-	92%	(90%)

Loans held for investment	-	Discounted cash flow	Discount rate							10.00%

Derivative assets	-	Discounted cash flow	Discount rate							15.00%

MSR asset	45,742	Discounted cash flow	Constant prepayment rate			9.74%				8.65%
			Discount rate			16.55%				11.67%

Equity investments	21,072	Market comparable	Market multiple			10.4x
	1,475	Recent transaction	Recent transaction

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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Loans held for sale	$(4,666)	$—	$(4,666)	$(3,330)	$—	$(3,330)
MSR asset	(10,193)	—	(10,193)	6,091	—	6,091
Equity investment	—	1,532	1,532	—	—	—

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Loans held for sale	$(7,789)	$—	$(7,789)	$(5,563)	$—	$(5,563)
Loans held for investment	94	—	94	—	—	—
MSR asset	(14,913)	—	(14,913)	(678)	—	(678)
Equity investment	—	1,532	1,532	—	—	—

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2024	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,965,277	$1,965,277	$—	$—	$1,965,277
Assets segregated for regulatory purposes	55,628	55,628	—	—	55,628
Securities purchased under agreements to resell	81,766	—	81,766	—	81,766
Held to maturity securities	754,824	—	690,846	—	690,846
Loans held for sale	138,580	—	119,914	19,413	139,327
Loans held for investment, net	7,868,712	—	340,644	7,727,873	8,068,517
Broker-dealer and clearing organization receivables	1,220,784	—	1,220,784	—	1,220,784
Other assets	71,742	—	71,742	—	71,742

Financial liabilities:
Deposits	10,791,447	—	10,788,548	—	10,788,548
Broker-dealer and clearing organization payables	1,110,373	—	1,110,373	—	1,110,373
Short-term borrowings	914,645	—	914,645	—	914,645
Debt	347,533	—	335,970	—	335,970
Other liabilities	21,059	—	21,059	—	21,059

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2023	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,859,350	$1,859,350	$—	$—	$1,859,350
Assets segregated for regulatory purposes	57,395	57,395	—	—	57,395
Securities purchased under agreements to resell	80,011	—	80,011	—	80,011
Held to maturity securities	812,677	—	731,858	—	731,858
Loans held for sale	121,652	—	99,358	22,882	122,240
Loans held for investment, net	7,957,474	—	344,172	7,696,393	8,040,565
Broker-dealer and clearing organization receivables	1,573,931	—	1,573,931	—	1,573,931
Other assets	74,613	—	74,613	—	74,613

Financial liabilities:
Deposits	11,063,192	—	11,045,957	—	11,045,957
Broker-dealer and clearing organization payables	1,430,734	—	1,430,734	—	1,430,734
Short-term borrowings	900,038	—	900,038	—	900,038
Debt	347,145	—	319,505	—	319,505
Other liabilities	24,280	—	24,280	—	24,280

The Company held equity investments other than securities of $34.7 million and $59.2 million at September 30, 2024 and December 31, 2023, respectively, which are included within other assets in the consolidated balance sheets. Of the $34.7 million of such equity investments held at September 30, 2024, $2.8 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$6,549	$22,654	$6,608	$27,264
Additional investments	—	374	—	374
Upward adjustments	—	186	—	611
Impairments and downward adjustments	(1,433)	(21)	(1,492)	(5,056)
Dispositions	(2,324)	—	(2,324)	—
Balance, end of period	$2,792	$23,193	$2,792	$23,193

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2024	2023
U.S. Treasury securities	$127	$3,736
U.S. government agencies:
Bonds	9,141	12,867
Residential mortgage-backed securities	127,499	124,768
Collateralized mortgage obligations	55,061	86,281
Other	23,381	13,079
Corporate debt securities	41,867	37,569
States and political subdivisions	260,323	180,890
Private-label securitized product	13,130	47,768
Other	10,307	9,033
Totals	$540,836	$515,991

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $47.8 million and $34.9 million at September 30, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2024	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,990	$—	$(228)	$4,762
U.S. government agencies:
Bonds	115,645	381	(343)	115,683
Residential mortgage-backed securities	358,539	449	(29,321)	329,667
Commercial mortgage-backed securities	204,089	744	(6,673)	198,160
Collateralized mortgage obligations	741,458	606	(46,066)	695,998
Corporate debt securities	29,408	215	(537)	29,086
States and political subdivisions	34,941	40	(2,637)	32,344
Totals	$1,489,070	$2,435	$(85,805)	$1,405,700

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,985	$—	$(368)	$4,617
U.S. government agencies:
Bonds	166,617	360	(811)	166,166
Residential mortgage-backed securities	389,160	25	(39,315)	349,870
Commercial mortgage-backed securities	200,236	468	(8,958)	191,746
Collateralized mortgage obligations	797,876	291	(61,686)	736,481
Corporate debt securities	25,919	—	(1,501)	24,418
States and political subdivisions	36,954	39	(2,696)	34,297
Totals	$1,621,747	$1,183	$(115,335)	$1,507,595

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2024	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$261,526	$—	$(20,625)	$240,901
Commercial mortgage-backed securities	152,657	—	(7,777)	144,880
Collateralized mortgage obligations	263,546	—	(30,857)	232,689
States and political subdivisions	77,095	107	(4,826)	72,376
Totals	$754,824	$107	$(64,085)	$690,846

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$278,172	$—	$(25,765)	$252,407
Commercial mortgage-backed securities	172,879	—	(12,670)	160,209
Collateralized mortgage obligations	284,208	—	(37,189)	247,019
States and political subdivisions	77,418	149	(5,344)	72,223
Totals	$812,677	$149	$(80,968)	$731,858

Additionally, the Company had unrealized net gains of $0.2 million and $0.3 million at September 30, 2024 and December 31, 2023, respectively, from equity securities with fair values of $0.3 million and $0.3 million held at September 30, 2024 and December 31, 2023, respectively. The Company recognized nominal net gains during the three months ended September 30, 2024 and 2023, respectively, and recognized nominal net losses and net gains of $0.1 million during the nine months ended September 30, 2024 and 2023, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and nine months ended September 30, 2024 and 2023, net gains and losses recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2024			December 31, 2023
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,762	228	1	4,617	368
	1	4,762	228	1	4,617	368
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	—	—	4	28,988	103
Unrealized loss for twelve months or longer	15	77,173	343	20	112,502	708
	15	77,173	343	24	141,490	811
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	13	7,804	448	14	8,989	616
Unrealized loss for twelve months or longer	107	305,146	28,873	109	338,769	38,699
	120	312,950	29,321	123	347,758	39,315
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	2	10,413	282
Unrealized loss for twelve months or longer	20	196,733	6,673	18	162,470	8,676
	20	196,733	6,673	20	172,883	8,958
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	810	2	2	11,560	22
Unrealized loss for twelve months or longer	134	662,145	46,064	138	709,571	61,665
	135	662,955	46,066	140	721,131	61,687
Corporate debt securities:
Unrealized loss for less than twelve months	1	8,618	537	2	13,483	1,501
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	8,618	537	2	13,483	1,501
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	10	7,023	55
Unrealized loss for twelve months or longer	52	25,648	2,637	50	20,857	2,640
	52	25,648	2,637	60	27,880	2,695
Total available for sale:
Unrealized loss for less than twelve months	15	17,232	987	34	80,456	2,579
Unrealized loss for twelve months or longer	329	1,271,607	84,818	336	1,348,786	112,756
	344	$1,288,839	$85,805	370	$1,429,242	$115,335

	September 30, 2024			December 31, 2023
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	45	240,901	20,625	44	278,172	25,765
	45	240,901	20,625	44	278,172	25,765
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	27	144,880	7,777	31	160,208	12,670
	27	144,880	7,777	31	160,208	12,670
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	54	232,688	30,857	54	247,019	37,189
	54	232,688	30,857	54	247,019	37,189
States and political subdivisions:
Unrealized loss for less than twelve months	11	6,223	56	39	15,506	479
Unrealized loss for twelve months or longer	158	58,520	4,770	128	45,208	4,865
	169	64,743	4,826	167	60,714	5,344
Total held to maturity:
Unrealized loss for less than twelve months	11	6,223	56	39	15,506	479
Unrealized loss for twelve months or longer	284	676,989	64,029	257	730,607	80,489
	295	$683,212	$64,085	296	$746,113	$80,968

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2024 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$21,587	$21,579	$—	$—
Due after one year through five years	63,709	63,311	3,823	3,693
Due after five years through ten years	54,250	53,730	49,427	47,044
Due after ten years	45,438	43,255	23,845	21,639
	184,984	181,875	77,095	72,376

Residential mortgage-backed securities	358,539	329,667	261,526	240,901
Commercial mortgage-backed securities	204,089	198,160	152,657	144,880
Collateralized mortgage obligations	741,458	695,998	263,546	232,689
	$1,489,070	$1,405,700	$754,824	$690,846

The Company recognized net gains of $7.4 million and $9.4 million from its trading portfolio during the three months ended September 30, 2024 and 2023, respectively, and net gains of $27.4 million and $39.0 million during the nine months ended September 30, 2024 and 2023, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $14.6 million and $8.2 million during the three months ended September 30, 2024 and 2023, respectively, and net gains from structured product trading activities of $55.4 million and $52.8 million during the nine months ended September 30, 2024 and 2023, respectively. The Company had no other realized gains and losses on securities during the three and nine months ended September 30, 2024 and nominal other realized losses on securities during the three and nine months ended September 30, 2023, respectively. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $590.5 million and $537.2 million (with a fair value of $556.1 million and $503.1 million, respectively) at September 30, 2024 and December 31, 2023, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at September 30, 2024 and December 31, 2023.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2024	2023
Commercial real estate:
Non-owner occupied	$1,874,641	$1,889,882
Owner occupied	1,427,628	1,422,234
Commercial and industrial	1,662,225	1,607,833
Construction and land development	870,764	1,031,095
1-4 family residential	1,774,891	1,757,178
Consumer	28,837	27,351
Broker-dealer (1)	340,644	344,172
	7,979,630	8,079,745
Allowance for credit losses	(110,918)	(111,413)
Total loans held for investment, net of allowance	$7,868,712	$7,968,332
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
September 30, 2024	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$236	$3,483	$795	$4,514	$1,870,127	$1,874,641	$—
Owner occupied	—	—	9	9	1,427,619	1,427,628	—
Commercial and industrial	4,108	8,901	30,029	43,038	1,619,187	1,662,225	5
Construction and land development	10,092	2,225	877	13,194	857,570	870,764	—
1-4 family residential	3,275	1,495	2,382	7,152	1,767,739	1,774,891	—
Consumer	110	6	—	116	28,721	28,837	—
Broker-dealer	—	—	—	—	340,644	340,644	—
	$17,821	$16,110	$34,092	$68,023	$7,911,607	$7,979,630	$5

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2023	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$6,125	$—	$799	$6,924	$1,882,958	$1,889,882	$—
Owner occupied	6,823	386	3,897	11,106	1,411,128	1,422,234	—
Commercial and industrial	3,348	1,496	2,074	6,918	1,600,915	1,607,833	—
Construction and land development	767	1,554	276	2,597	1,028,498	1,031,095	—
1-4 family residential	8,625	1,292	3,203	13,120	1,744,058	1,757,178	—
Consumer	28	4	5	37	27,314	27,351	—
Broker-dealer	—	—	—	—	344,172	344,172	—
	$25,716	$4,732	$10,254	$40,702	$8,039,043	$8,079,745	$—

In addition to the loans shown in the tables above, PrimeLending had $140.8 million and $115.1 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $141.6 million and $115.7 million, respectively) that were 90 days past due and accruing interest at September 30, 2024 and December 31, 2023, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	September 30, 2024			December 31, 2023			Interest Income Recognized
	With	With No		With	With No		Three Months Ended September 30,		Nine Months Ended September 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2024	2023	2024	2023
Commercial real estate:
Non-owner occupied	$412	$7,630	$8,042	$33,728	$2,712	$36,440	$155	$83	$1,666	$264
Owner occupied	87	2,323	2,410	4,630	468	5,098	82	141	845	465
Commercial and industrial	32,493	34,436	66,929	5,216	4,286	9,502	1,056	1,564	1,619	1,833
Construction and land development	877	1,607	2,484	533	2,749	3,282	(13)	9	49	45
1-4 family residential	478	7,398	7,876	726	9,283	10,009	256	432	1,328	1,267
Consumer	—	—	—	6	—	6	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$34,347	$53,394	$87,741	$44,839	$19,498	$64,337	$1,536	$2,229	$5,507	$3,874

At September 30, 2024 and December 31, 2023, $3.4 million and $4.0 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis increased from December 31, 2023 to September 30, 2024 by $23.4 million. The change in non-accrual loans was primarily due to increases in commercial and industrial loans of $57.4 million, partially offset by decreases in commercial real estate non-owner occupied loans of $28.4 million, commercial real estate owner occupied loans of $2.7 million and 1-4 family residential loans of $2.1 million. The increase in commercial and industrial loans in non-accrual status since December 31, 2023 was primarily due to the addition of loans with an aggregate loan balance of $64.5 million, partially offset by principal payoffs. Of the $57.4 million increase in commercial and industrial loans in non-accrual status, $54.0 million was due to the addition of two credit relationships from the auto note financing industry subsector. The decrease in commercial real estate non-owner occupied loans in non-accrual status since December 31, 2023 was primarily due to the reclassification of a single non-accrual loan from loans held for investment during the first quarter of 2024. This loan was subsequently sold in the second quarter of 2024. The decrease in commercial real estate owner occupied loans in non-accrual status was primarily due to the payoff of a single relationship with a loan balance of $3.9 million since December 31, 2023. The decrease in 1-4 family residential loans in non-accrual status since December 31, 2023 was primarily due to principal payoffs.

For non-accrual loans that are considered to be collateral-dependent, the Company has implemented the practical expedient to measure the allowance using the fair value of the collateral. For non-accrual loans that are not collateral dependent, the Company measures the allowance based on discounted expected cash flows.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended September 30, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$1,448	$—	$—	$—	0.1%
Owner occupied	—	332	—	—	—	—%
Commercial and industrial	—	34,030	—	—	—	2.0%
Construction and land development	—	—	—	—	—	—%
1-4 family residential	—	142	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$35,952	$—	$—	$—	0.5%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Nine Months Ended September 30, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$1,448	$—	$—	$—	0.1%
Owner occupied	—	500	—	—	—	—%
Commercial and industrial	—	43,819	—	—	469	2.7%
Construction and land development	—	—	—	—	—	—%
1-4 family residential	—	170	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$45,937	$—	$—	$469	0.6%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended September 30, 2023	Reduction	Extension	Forgiveness	Delay	Payment Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$382	$—	$—	$—	—%
Owner occupied	—	12	—	—	—	—%
Commercial and industrial	—	11,440	—	—	—	0.7%
Construction and land development	—	—	—	—	—	—%
1-4 family residential	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$11,834	$—	$—	$—	0.1%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Nine Months Ended September 30, 2023	Reduction	Extension	Forgiveness	Delay	Payment Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$34,784	$—	$—	$—	1.9%
Owner occupied	—	2,205	—	—	—	0.2%
Commercial and industrial	—	15,057	—	2,868	—	1.1%
Construction and land development	—	286	—	—	—	—%
1-4 family residential	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$52,332	$—	$2,868	$—	0.7%

As shown in the tables above, loans modified for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 included a term extension modification for a single loan of $25 million in the auto note financing subsector within the commercial and industrial loan portfolio.

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
September 30, 2024	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$372
Owner occupied	—	—	—	—	111
Commercial and industrial	775	—	—	775	33,605
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	28
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$775	$—	$—	$775	$34,116

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	15	—%	15
Owner occupied	—%	18	—%	20
Commercial and industrial	—%	27	0.5%	24
Construction and land development	—%	—	—%	—
1-4 family residential	—%	60	—%	56
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	—%	27	0.5%	24

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	12	—%	26
Owner occupied	—%	24	—%	35
Commercial and industrial	—%	11	—%	11
Construction and land development	—%	—	—%	9
1-4 family residential	—%	—	—%	—
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	—%	11	—%	22

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

	Amortized Cost Basis by Origination Year							Loans
						2019 and		Converted to
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$5,063	$4,968	$45,238	$83,544	$2,764	$4,434	$—	$—	$146,011
Internal Grade 4-7 (Pass normal risk)	173,720	105,605	237,394	261,324	93,358	84,684	5,405	16,523	978,013
Internal Grade 8-11 (Pass high risk and watch)	59,430	119,065	189,049	77,901	115,557	55,670	36,718	1,241	654,631
Internal Grade 12 (Special mention)	—	—	—	4,384	5,211	36,458	—	—	46,053
Internal Grade 13 (Substandard accrual)	3,330	4,530	7,585	23,698	993	1,657	—	98	41,891
Internal Grade 14 (Substandard non-accrual)	372	3,784	1,361	1,228	—	1,297	—	—	8,042
Current period gross charge-offs	—	1,647	—	—	—	—	—	—	1,647

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$14,479	$48,275	$12,584	$13,889	$37,182	$43,027	$7,226	$12,735	$189,397
Internal Grade 4-7 (Pass normal risk)	81,510	111,922	134,368	213,090	57,241	185,094	15,915	9,139	808,279
Internal Grade 8-11 (Pass high risk and watch)	32,636	43,824	116,225	57,707	78,557	48,715	4,418	509	382,591
Internal Grade 12 (Special mention)	353	—	440	—	1,191	99	—	—	2,083
Internal Grade 13 (Substandard accrual)	2,063	4,199	8,619	7,487	4,970	15,530	—	—	42,868
Internal Grade 14 (Substandard non-accrual)	602	9	818	619	—	362	—	—	2,410
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$26,114	$12,011	$11,891	$50,400	$3,426	$208	$24,563	$—	$128,613
Internal Grade 4-7 (Pass normal risk)	63,665	28,951	55,852	26,620	19,018	26,279	339,359	2,608	562,352
Internal Grade 8-11 (Pass high risk and watch)	115,792	66,415	57,699	82,790	15,758	7,254	220,097	3,462	569,267
Internal Grade 12 (Special mention)	—	758	—	827	—	268	1,193	—	3,046
Internal Grade 13 (Substandard accrual)	5,549	3,146	3,385	3,242	1,251	714	5,262	5,799	28,348
Internal Grade 14 (Substandard non-accrual)	10,422	8,029	7,912	1,991	311	171	2,399	35,694	66,929
Current period gross charge-offs	623	383	749	110	312	1,487	1,095	2,611	7,370

Construction and land development
Internal Grade 1-3 (Pass low risk)	$4,961	$—	$2,790	$864	$—	$204	$—	$—	$8,819
Internal Grade 4-7 (Pass normal risk)	129,816	147,471	133,448	50,029	5,899	2,727	5,681	—	475,071
Internal Grade 8-11 (Pass high risk and watch)	167,470	130,653	32,683	6,409	2,821	2,404	3,536	—	345,976
Internal Grade 12 (Special mention)	—	272	—	—	—	—	—	—	272
Internal Grade 13 (Substandard accrual)	12,758	1,923	156	105	—	—	—	—	14,942
Internal Grade 14 (Substandard non-accrual)	1,138	1,264	82	—	—	—	—	—	2,484
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	4,473	—	—	—	—	836	—	—	5,309
FICO greater than 720	10,072	7,535	—	118	48	—	—	—	17,773
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	118	—	—	—	—	—	—	—	118
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$305	$628	$1,147	$467	$734	$21,583	$208	$—	$25,072
FICO between 620 and 720	15,080	20,856	17,912	9,187	4,165	26,764	1,512	1,102	96,578
FICO greater than 720	88,185	132,526	501,830	677,934	80,890	73,566	2,997	654	1,558,582
Substandard non-accrual	28	—	—	1,103	—	6,745	—	—	7,876
Other (1)	39,253	14,523	5,219	—	1,344	4,515	1,573	20,356	86,783
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Consumer
FICO less than 620	$642	$230	$253	$23	$47	$4	$377	$6	$1,582
FICO between 620 and 720	2,597	1,639	812	231	134	35	1,958	32	7,438
FICO greater than 720	4,026	2,275	1,522	547	185	1	2,692	—	11,248
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	6,313	1,211	644	105	13	11	272	—	8,569
Current period gross charge-offs	114	79	—	—	—	3	10	5	211

Total loans with credit quality measures	$1,082,335	$1,028,497	$1,588,918	$1,657,863	$533,068	$651,316	$683,361	$109,958	$7,335,316
Commercial and industrial (mortgage warehouse lending)									$303,670
Broker-dealer (margin loans and correspondent receivables)									$340,644
Total loans held for investment									$7,979,630

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2024. In addition, as of September 30, 2024, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of September 30, 2024. While the Company believes it has an appropriate allowance for the existing loan portfolio at September 30, 2024, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2023 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of September 30, 2024, the Company utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in September 2024 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of December 31, 2023, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in December 2023. The S5 alternative economic scenario expects the economy to underperform in the long-term. In this alternative scenario, elevated borrowing costs reduce credit-sensitive spending, upcoming fiscal disputes in Congress weaken business and consumer sentiment, and concerns grow about broader international conflicts. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended September 30, 2024, the reversal of credit losses was primarily driven by net charge-offs and loan portfolio changes, including a change in the macroeconomic outlook scenario utilized, associated with collectively evaluated loans, partially offset by a build in the allowance related to specific reserves within the banking segment since the prior quarter. The provision for credit losses during the nine months ended September 30, 2024 reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior period, partially offset by the change in the macroeconomic outlook scenario utilized. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2024 included a provision for credit losses of $1.2 million and $13.3 million, respectively, while the net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2024 included a reversal of credit losses of $2.5 million and $6.5 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and nine months ended September 30, 2024 were also impacted by net charge-offs of $2.9 million and $7.3 million, respectively.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$37,321	$(4,991)	$—	$—	$32,330
Owner occupied	32,772	1,593	—	13	34,378
Commercial and industrial	28,869	2,323	(3,772)	888	28,308
Construction and land development	7,594	330	—	—	7,924
1-4 family residential	7,912	(756)	—	5	7,161
Consumer	547	61	(65)	37	580
Broker-dealer	67	170	—	—	237
Total	$115,082	$(1,270)	$(3,837)	$943	$110,918

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$40,061	$(6,084)	$(1,647)	$—	$32,330
Owner occupied	28,114	6,236	—	28	34,378
Commercial and industrial	20,926	13,070	(7,370)	1,682	28,308
Construction and land development	12,102	(4,180)	—	2	7,924
1-4 family residential	9,461	(2,408)	(1)	109	7,161
Consumer	648	23	(211)	120	580
Broker-dealer	101	136	—	—	237
Total	$111,413	$6,793	$(9,229)	$1,941	$110,918

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$43,582	$(3,116)	$(34)	$1	$40,433
Owner occupied	27,880	1,549	—	9	29,438
Commercial and industrial	17,315	838	(936)	2,505	19,722
Construction and land development	7,395	1,575	—	—	8,970
1-4 family residential	11,618	(179)	—	33	11,472
Consumer	615	8	(152)	130	601
Broker-dealer	901	(715)	—	—	186
Total	$109,306	$(40)	$(1,122)	$2,678	$110,822

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2023	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$39,247	$1,210	$(34)	$10	$40,433
Owner occupied	24,008	6,376	(977)	31	29,438
Commercial and industrial	16,035	4,417	(4,015)	3,285	19,722
Construction and land development	6,051	2,919	—	—	8,970
1-4 family residential	9,313	2,147	(73)	85	11,472
Consumer	554	106	(274)	215	601
Broker-dealer	234	(48)	—	—	186
Total	$95,442	$17,127	$(5,373)	$3,626	$110,822

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$8,585	$7,992	$8,876	$7,784
Other noninterest expense	(153)	559	(444)	767
Balance, end of period	$8,432	$8,551	$8,432	$8,551

The increases in the reserve for unfunded commitments during the three and nine months ended September 30, 2023 were primarily due to increases in expected loss rates. During the three and nine months ended September 30, 2024, the decreases in the reserve for unfunded commitments were primarily due to decreases in commitment balances.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$52,902	$95,101	$96,662	$100,825
Additions	3,033	3,759	9,122	23,859
Sales	—	—	(45,129)	(19,055)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(9,541)	7,373	(11,549)	2,834
Due to customer payoffs	(652)	(1,282)	(3,364)	(3,512)
Balance, end of period	$45,742	$104,951	$45,742	$104,951

			September 30,	December 31,
			2024	2023
Mortgage loans serviced for others (2)			$2,547,659	$5,227,404
MSR asset as a percentage of serviced mortgage loans			1.80%	1.85%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in the three and nine months ended September 30, 2024 are MSR asset fair value adjustments totaling $4.2 million which reflect the difference between the MSR carrying value and the sales price reflected in a signed letter of intent, dated September 17, 2024, to sell certain MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2024	2023
Weighted average constant prepayment rate	9.74%	8.65%
Weighted average discount rate	16.55%	11.67%
Weighted average life (in years)	7.6	8.2

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2024	2023
Constant prepayment rate:
Impact of 10% adverse change	$(1,677)	$(3,511)
Impact of 20% adverse change	(3,252)	(6,796)
Discount rate:
Impact of 10% adverse change	(2,466)	(4,474)
Impact of 20% adverse change	(4,668)	(8,537)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $4.2 million and $8.5 million during the three months ended September 30, 2024 and 2023, respectively, and $20.9 million and $24.2 million during the nine months ended September 30, 2024 and 2023, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2024	2023
Noninterest-bearing demand	$2,831,539	$3,007,101
Interest-bearing:
Demand accounts	4,011,842	4,496,682
Brokered - demand	4,722	156,692
Money market	2,437,731	1,869,809
Brokered - money market	10,413	8,828
Savings	224,633	259,745
Time	1,270,567	1,221,935
Brokered - time	—	42,400
	$10,791,447	$11,063,192

At September 30, 2024, remaining maturities of estimated uninsured time deposits greater than $250,000 were $610.7 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2024	2023
Federal funds purchased	$495,258	$459,658
Securities sold under agreements to repurchase	198,804	240,050
Federal Home Loan Bank	—	—
Short-term bank loans	—	—
Commercial paper	220,583	200,330
	$914,645	$900,038

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

	Nine Months Ended September 30,
	2024	2023
Average balance during the period	$722,752	$797,489
Average interest rate during the period	5.50%	5.40%

	September 30,	December 31,
	2024	2023
Average interest rate at end of period	5.21%	5.60%
Securities underlying the agreements at end of period:
Carrying value	$198,619	$239,103
Estimated fair value	$218,915	$262,408

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Nine Months Ended September 30,
	2024	2023
Average balance during the period	$—	$180,861
Average interest rate during the period	5.73%	5.08%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents and underwriting activities. Interest on the borrowings varies with the federal funds rate. At September 30, 2024 there were no outstanding short-term bank loans.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities. As of September 30, 2024, the weighted average maturity of the CP Notes was 155 days at a rate of 5.80%, with a weighted average remaining life of 71 days. At September 30, 2024, the aggregate amount outstanding under these secured arrangements was $220.6 million, which was collateralized by securities held for Hilltop Securities accounts valued at $241.1 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2024	2023
Senior Notes due April 2025, net of discount of $347 and $502, respectively	$149,653	$149,498
Subordinated Notes due May 2030, net of discount of $432 and $511, respectively	49,568	49,489
Subordinated Notes due May 2035, net of discount of $1,688 and $1,842, respectively	148,312	148,158
	$347,533	$347,145

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	September 30,	December 31,
	2024	2023
Finance leases:
Premises and equipment	$4,780	$7,780
Accumulated depreciation	(3,959)	(6,537)
Premises and equipment, net	$821	$1,243

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$8,231	$8,488	$25,214	$26,231
Less operating lease and sublease income	(454)	(655)	(1,805)	(1,965)
Net operating lease cost	$7,777	$7,833	$23,409	$24,266

Finance lease cost:
Amortization of ROU assets	$126	$147	$421	$442
Interest on lease liabilities	85	104	271	324
Total finance lease cost	$211	$251	$692	$766

Supplemental cash flow information related to leases is as follows (in thousands).

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,290	$27,899
Operating cash flows from finance leases	275	326
Financing cash flows from finance leases	666	628
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,723	$11,396
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	September 30, 2024		December 31, 2023
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.4	5.69%	5.3	4.59%
Finance	2.9	5.09%	3.3	4.98%

Future minimum lease payments under lease agreements as of September 30, 2024, are presented below (in thousands).

	Operating Leases	Finance Leases
2024	$7,670	$222
2025	29,863	886
2026	24,105	813
2027	19,181	448
2028	14,716	149
Thereafter	33,835	—
Total minimum lease payments	129,370	2,518
Less amount representing interest	(18,571)	(639)
Lease liabilities	$110,799	$1,879

As of September 30, 2024, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.2 million. Certain of these operating leases commenced in October 2024 with an additional operating lease expected to commence in January 2025 with lease terms ranging from two to three years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 22.5% and 25.2% for the three months ended September 30, 2024 and 2023, respectively, and 22.5% and 21.6% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate during the three months ended September 30, 2023 was higher than the applicable statutory rate primarily due to the impact of non-deductible compensation expense and other permanent adjustments. During the nine months ended September 30, 2023, the effective tax rate differed from the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan. During the three and nine months ended September 30, 2024, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

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

In September 2020, PrimeLending received an investigative inquiry from the United States Attorney for the Western District of Virginia regarding PrimeLending’s float down option. The United States Attorney issued grand jury subpoenas to PrimeLending and PlainsCapital Bank for additional materials regarding this matter. PrimeLending and PlainsCapital Bank are continuing to cooperate with requests for information with respect to this matter.

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

At September 30, 2024 and December 31, 2023, the mortgage origination segment’s indemnification liability reserve totaled $8.5 million and $11.7 million, respectively. The provision for indemnification losses was $0.9 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $1.3 million during the nine months ended September 30, 2024 and 2023, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$22,990	$27,567	$26,909	$31,244
Claims made	10,773	6,572	27,925	37,582
Claims resolved with no payment	(2,871)	(1,633)	(10,330)	(11,418)
Repurchases	(6,430)	(4,430)	(18,747)	(25,430)
Indemnification payments	(1,434)	(386)	(2,729)	(4,288)
Balance, end of period	$23,028	$27,690	$23,028	$27,690

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$9,095	$15,058	$11,691	$20,528
Additions for new sales	856	480	1,966	1,317
Repurchases	(1,308)	(1,896)	(4,391)	(7,781)
Early payment defaults	(74)	(65)	(565)	(295)
Indemnification payments	(59)	(27)	(191)	(219)
Balance, end of period	$8,510	$13,550	$8,510	$13,550

	September 30,	December 31,
	2024	2023
Reserve for Indemnification Liability:
Specific claims	$1,083	$951
Incurred but not reported claims	7,427	10,740
Total	$8,510	$11,691

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at September 30, 2024 and outstanding financial and performance standby letters of credit of $69.7 million at September 30, 2024.

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

15. Stock-Based Compensation

During the nine months ended September 30, 2024 and 2023, Hilltop granted 11,779 and 14,440 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the nine months ended September 30, 2024 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2023	1,252	$34.10
Granted	556	$30.62
Vested/Released	(526)	$33.02
Forfeited	(19)	$32.86
Balance, September 30, 2024	1,263	$33.04

Vested/Released RSUs include an aggregate of 90,923 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 458,676 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the nine months ended September 30, 2024, 347,946 that were outstanding at September 30, 2024, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the nine months ended September 30, 2024, 103,995 that were outstanding at September 30, 2024, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At September 30, 2024, in the aggregate, 934,915 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 327,626 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2024, unrecognized compensation expense related to outstanding RSUs of $17.6 million is expected to be recognized over a weighted average period of 1.39 years.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	September 30, 2024		December 31, 2023		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,312,378	10.34%	$1,407,660	10.55%	4.0%	5.0%
Hilltop	2,004,620	12.95%	1,974,918	12.23%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,312,378	14.94%	1,407,660	15.44%	7.0%	6.5%
Hilltop	2,004,620	20.48%	1,974,918	19.32%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,312,378	14.94%	1,407,660	15.44%	8.5%	8.0%
Hilltop	2,004,620	20.48%	1,974,918	19.32%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,416,982	16.13%	1,511,239	16.58%	10.5%	10.0%
Hilltop	2,318,545	23.68%	2,284,357	22.34%	10.5%	N/A

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

At September 30, 2024, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$227,445	$3,641
Less: required net capital	6,995	319
Excess net capital	$220,450	$3,322

Net capital as a percentage of aggregate debit items	65.0%
Net capital in excess of 5% aggregate debit items	$209,957

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At September 30, 2024 and December 31, 2023, the Hilltop Broker-Dealers held cash of $55.6 million and $57.4 million,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2024.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum capital, net worth and liquidity requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (the “GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. During the third quarter of 2024, PrimeLending received a $10 million capital infusion from its parent company, PlainsCapital Bank, in September 2024 and reported a HUD operating gain. As of September 30, 2024, PrimeLending exceeded the GNMA minimum capital ratio requirement of 6% with a ratio of 6.38%. This trend has been reported to GNMA. As of September 30, 2024, PrimeLending and its subsidiaries’ net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the nine months ended September 30, 2024 and 2023, the Company declared and paid cash dividends of $0.51 and $0.48 per common share, or an aggregate of $33.2 million and $31.2 million, respectively.

On October 24, 2024, Hilltop’s board of directors declared a quarterly cash dividend of $0.17 per common share, payable on November 22, 2024, to all common stockholders of record as of the close of business on November 8, 2024.

Stock Repurchases

In January 2024, the Hilltop board of directors authorized a new stock repurchase program through January 2025, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of the Company’s outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2024, Hilltop paid $19.9 million to repurchase an aggregate of 640,042 shares of the Company’s common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$(29)	$(946)	$11,177	$5,840
Hilltop Broker-Dealers	10,570	13,214	5,949	(4,016)
Bank	(7)	92	6	76

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

Under each of its interest rate swap contracts designated as cash flow hedges, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the derivative instruments are highly effective in offsetting the variability of the hedged cash flows or fair value, changes in the fair value of the derivatives designated as hedges of cash flows are included as a component of accumulated other comprehensive income

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

or loss on the Company’s consolidated balance sheets, and changes in the fair value of the derivatives designated as hedges of fair value are included in current earnings. Although the Company has determined at the onset of the hedges that the derivative instruments will be highly effective hedges throughout the term of the contract, any portion of derivative instruments subsequently determined to be ineffective will be recognized in earnings.

Derivative positions are presented in the following table (in thousands).

	September 30, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$625,180	$8,321	$383,767	$7,734
Commitments to purchase MBSs	2,486,073	15,563	1,470,142	15,666
Commitments to sell MBSs	2,874,891	102	2,222,225	(17,870)
Interest rate swaps	44,770	(2,607)	33,500	(5,349)
Interest rate swaps back-to-back (asset) (1)	10,247	192	1,421	176
Interest rate swaps back-to-back (liability) (1)	10,247	(201)	1,421	(191)
U.S. Treasury bond futures and options (2)	80,600	—	306,200	430
Interest rate and other futures (2)	199,900	—	224,800	—
Credit default swaps	15,000	—	—	—
Warrants	—	—	866	820

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$335,000	$7,039	$410,000	$14,277
Interest rate swaps designated as fair value hedges (3)	361,153	26,466	325,193	34,799

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at September 30, 2024 and December 31, 2023, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $361.2 million and $325.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $334.5 million and $290.2 million as of September 30, 2024 and December 31, 2023, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $26.6 million and $35.0 million as of September 30, 2024 and December 31, 2023, respectively.

The Bank and PrimeLending held aggregate cash collateral advances of $35.3 million and $51.8 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at September 30, 2024 and December 31, 2023, respectively. PrimeLending had advanced cash collateral totaling $2.8 million and $14.7 million to offset net liability positions on its commitments to sell MBSs at September 30, 2024 and December 31, 2023, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $4.3 million and $7.6 million on various derivative instruments at September 30, 2024 and December 31, 2023, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2024
Securities borrowed:
Institutional counterparties	$1,077,956	$—	$1,077,956	$(1,023,786)	$—	$54,170

Interest rate swaps:
Institutional counterparties	34,195	—	34,195	—	(34,195)	—

Reverse repurchase agreements:
Institutional counterparties	81,766	—	81,766	(81,340)	—	426

Forward MBS derivatives:
Institutional counterparties	19,156	—	19,156	(845)	—	18,311
	$1,213,073	$—	$1,213,073	$(1,105,971)	$(34,195)	$72,907
December 31, 2023
Securities borrowed:
Institutional counterparties	$1,406,937	$—	$1,406,937	$(1,332,856)	$—	$74,081

Interest rate swaps:
Institutional counterparties	49,253	—	49,253	—	(49,253)	—

Reverse repurchase agreements:
Institutional counterparties	80,011	—	80,011	(80,011)	—	—

Forward MBS derivatives:
Institutional counterparties	16,755	—	16,755	(194)	—	16,561

Treasury futures and options derivatives:
Institutional counterparties	430	—	430	—	—	430
	$1,553,386	$—	$1,553,386	$(1,413,061)	$(49,253)	$91,072

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2024
Securities loaned:
Institutional counterparties	$1,066,651	$—	$1,066,651	$(1,010,533)	$—	$56,118

Interest rate swaps:
Institutional counterparties	3,306	—	3,306	—	—	3,306

Repurchase agreements:
Institutional counterparties	198,619	—	198,619	(198,619)	—	—

Forward MBS derivatives:
Institutional counterparties	3,490	—	3,490	(845)	(264)	2,381
	$1,272,066	$—	$1,272,066	$(1,209,997)	$(264)	$61,805
December 31, 2023
Securities loaned:
Institutional counterparties	$1,371,896	$—	$1,371,896	$(1,296,828)	$—	$75,068

Interest rate swaps:
Institutional counterparties	5,349	—	5,349	(5,349)	—	—

Repurchase agreements:
Institutional counterparties	239,103	—	239,103	(239,103)	—	—

Forward MBS derivatives:
Institutional counterparties	18,958	—	18,958	(194)	(10,515)	8,249
	$1,635,306	$—	$1,635,306	$(1,541,474)	$(10,515)	$83,317

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2024 and December 31, 2023.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2024	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$33,886	$—	$—	$—	$33,886
Asset-backed securities	76,487	88,246	—	—	164,733

Securities lending transactions:
Corporate securities	60	—	—	—	60
Equity securities	1,066,591	—	—	—	1,066,591
Total	$1,177,024	$88,246	$—	$—	$1,265,270

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,265,270
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2023	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$8,389	$—	$—	$—	$8,389
Asset-backed securities	81,419	149,295	—	—	230,714

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,371,844	—	—	—	1,371,844
Total	$1,461,704	$149,295	$—	$—	$1,610,999

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,610,999
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2024	2023
Receivables:
Securities borrowed	$1,077,956	$1,406,937
Securities failed to deliver	15,592	28,120
Trades in process of settlement	110,530	123,722
Other	16,706	15,152
	$1,220,784	$1,573,931
Payables:
Securities loaned	$1,066,651	$1,371,896
Correspondents	26,152	33,286
Securities failed to receive	11,272	18,135
Other	6,298	7,417
	$1,110,373	$1,430,734

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

			Mortgage		All Other and	Hilltop
Three Months Ended September 30, 2024	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$93,536	$12,409	$(4,417)	$(3,303)	$6,818	$105,043
Provision for (reversal of) credit losses	(1,440)	170	—	—	—	(1,270)
Noninterest income	10,726	111,849	79,922	4,962	(7,016)	200,443
Noninterest expense	57,557	107,094	84,223	15,631	(193)	264,312
Income (loss) before taxes	$48,145	$16,994	$(8,718)	$(13,972)	$(5)	$42,444

			Mortgage		All Other and	Hilltop
Nine Months Ended September 30, 2024	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$277,600	$36,896	$(13,240)	$(9,560)	$20,618	$312,314
Provision for (reversal of) credit losses	6,657	136	—	—	—	6,793
Noninterest income	31,884	308,480	239,489	16,747	(21,234)	575,366
Noninterest expense	171,527	302,102	250,067	47,731	(628)	770,799
Income (loss) before taxes	$131,300	$43,138	$(23,818)	$(40,544)	$12	$110,088

			Mortgage		All Other and	Hilltop
Three Months Ended September 30, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$99,047	$12,215	$(5,482)	$(3,175)	$13,045	$115,650
Provision for (reversal of) credit losses	675	(715)	—	—	—	(40)
Noninterest income	11,668	106,488	88,747	3,159	(13,213)	196,849
Noninterest expense	56,887	97,865	91,505	13,937	(177)	260,017
Income (loss) before taxes	$53,153	$21,553	$(8,240)	$(13,953)	$9	$52,522

			Mortgage		All Other and	Hilltop
Nine Months Ended September 30, 2023	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
Net interest income (expense)	$304,804	$39,279	$(15,590)	$(9,976)	$37,105	$355,622
Provision for (reversal of) credit losses	17,175	(48)	—	—	—	17,127
Noninterest income	34,046	297,164	247,655	8,944	(37,815)	549,994
Noninterest expense	170,450	283,063	278,918	45,750	(717)	777,464
Income (loss) before taxes	$151,225	$53,428	$(46,853)	$(46,782)	$7	$111,025

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
September 30, 2024
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,112,176	$2,607,105	$1,057,679	$2,616,401	$(3,466,956)	$15,926,405

December 31, 2023
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,288,627	$2,929,296	$1,181,316	$2,543,057	$(3,475,300)	$16,466,996

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Income attributable to Hilltop	$29,693	$37,042	$77,694	$80,975

Weighted average shares outstanding - basic	64,928	65,106	65,070	65,011

Basic earnings per common share:	$0.46	$0.57	$1.19	$1.25

Diluted earnings per share:
Income attributable to Hilltop	$29,693	$37,042	$77,694	$80,975

Weighted average shares outstanding - basic	64,928	65,106	65,070	65,011
Effect of potentially dilutive securities	18	2	10	3
Weighted average shares outstanding - diluted	64,946	65,108	65,080	65,014

Diluted earnings per common share:	$0.46	$0.57	$1.19	$1.25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “Momentum Independent Network” refer to Momentum Independent Network Inc. (a wholly owned subsidiary of Securities Holdings, Hilltop Securities and Momentum Independent Network are collectively referred to as the “Hilltop Broker-Dealers”), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statement of Operations Data:
Net interest income	$105,043	$115,650	$312,314	$355,622
Provision for (reversal of) credit losses	(1,270)	(40)	6,793	17,127
Total noninterest income	200,443	196,849	575,366	549,994
Total noninterest expense	264,312	260,017	770,799	777,464
Income before income taxes	42,444	52,522	110,088	111,025
Income tax expense	9,539	13,211	24,762	24,008
Net income	32,905	39,311	85,326	87,017
Less: Net income attributable to noncontrolling interest	3,212	2,269	7,632	6,042
Income attributable to Hilltop	$29,693	$37,042	$77,694	$80,975

Per Share Data:
Diluted earnings per common share	$0.46	$0.57	$1.19	$1.25
Diluted weighted average shares outstanding	64,946	65,108	65,080	65,014
Cash dividends declared per common share	$0.17	$0.16	$0.51	$0.48
Dividend payout ratio (1)	37.17%	28.12%	42.71%	38.54%
Book value per common share (end of period)			$33.51	$31.91
Tangible book value per common share (2) (end of period)			$29.29	$27.67

			September 30,	December 31,
			2024	2023
Balance Sheet Data:
Total assets			$15,926,405	$16,466,996
Cash and due from banks			1,961,627	1,858,700
Securities			2,701,647	2,836,584
Loans held for sale			933,724	943,846
Loans held for investment, net of unearned income			7,979,630	8,079,745
Allowance for credit losses			(110,918)	(111,413)
Total deposits			10,791,447	11,063,192
Notes payable			347,533	347,145
Total stockholders' equity			2,205,859	2,150,329

Capital Ratios:
Common equity to assets ratio			13.67%	12.89%
Tangible common equity to tangible assets (2)			12.16%	11.41%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three and nine months ended September 30, 2024 included the following contributions from our reportable business segments.

●	The banking segment contributed $48.1 million and $131.3 million of income before income taxes during the three and nine months ended September 30, 2024;
●	The broker-dealer segment contributed $17.0 million and $43.1 million of income before income taxes during the three and nine months ended September 30, 2024; and
●	The mortgage origination segment incurred $8.7 million and $23.8 million of losses before income taxes during the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2024, we declared and paid total common dividends of $33.2 million.

On October 24, 2024, our board of directors declared a quarterly cash dividend of $0.17 per common share, payable on November 22, 2024 to all common stockholders of record as of the close of business on November 8, 2024.

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2024, we paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

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

	September 30,
	2024	2023
Book value per common share	$33.51	$31.91
Effect of goodwill and intangible assets per share	(4.22)	(4.24)
Tangible book value per common share	$29.29	$27.67

	September 30,	December 31,
	2024	2023
Hilltop stockholders’ equity	$2,177,096	$2,122,967
Less: goodwill and intangible assets, net	274,442	275,904
Tangible common equity	$1,902,654	$1,847,063

Total assets	$15,926,405	$16,466,996
Less: goodwill and intangible assets, net	274,442	275,904
Tangible assets	$15,651,963	$16,191,092

Equity to assets	13.67%	12.89%
Tangible common equity to tangible assets	12.16%	11.41%

Recent Developments

Economic Environment

The extent of the impacts of uncertain economic conditions on our financial performance that began in 2022, and have continued into 2024, will depend in part on developments outside of our control including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains.

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K, events in early 2023 relating to the failures of certain banking entities caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2023, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. Throughout 2023 and into the third quarter of 2024, we experienced net interest margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Deposit costs remained elevated through the third quarter of 2024; however, the interest paid on our deposits increased at a slower pace during the second and third quarters of 2024 as we reduced higher cost brokered deposits and our interest-bearing deposits yield flattened and market expectations for a decrease in the Federal Reserve funds emerged. Additionally, at September 30, 2024, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits such as those experienced during the first quarter of 2023. Additionally, throughout 2023 and into the third quarter of 2024, the market interest rate environment increased competition for liquidity and the premium at which liquidity was available to meet funding needs. While funding costs will continue to be influenced by various factors, including competitive pressures and broader economic conditions, with the recent 50-basis point decrease in the target range for the federal funds rate in September 2024 and the possibility of additional rate cuts in 2024, we anticipate that our cost of deposits will begin to trend modestly downward. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at September 30, 2024.

We expect uncertainties discussed above, the impact of interest rate movements on the shape and inversions of the yield curve and challenge for deposits that persisted through 2023 and during the first three quarters of 2024, to continue during the remainder of 2024.

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

Given the potential impacts as a result of the operating performance of our reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated. We continue to monitor developments regarding overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future. Specifically, the mortgage origination segment experienced operating losses during 2023, which have continued at a lesser extent into the first nine months of 2024 due to conditions and challenges discussed in detail within the discussion of segment results that follow.

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

Outlook

Our balance sheet, operating results and certain metrics during 2023 and the first nine months of 2024 reflected economic conditions that remain uncertain, and will depend in part on several developments outside of our control including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, and a volatile economic forecast. As noted within our 2023 Form 10-K, these conditions, coupled with exposure to changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains within our business segments during 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024.

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

	Three Months Ended September 30,		Variance 2024 vs 2023		Nine Months Ended September 30,		Variance 2024 vs 2023
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net interest income (expense):
Banking	$93,536	$99,047	$(5,511)	(6)	$277,600	$304,804	$(27,204)	(9)
Broker-Dealer	12,409	12,215	194	2	36,896	39,279	(2,383)	(6)
Mortgage Origination	(4,417)	(5,482)	1,065	19	(13,240)	(15,590)	2,350	15
Corporate	(3,303)	(3,175)	(128)	(4)	(9,560)	(9,976)	416	4
All Other and Eliminations (1)	6,818	13,045	(6,227)	(48)	20,618	37,105	(16,487)	(44)
Hilltop Consolidated	$105,043	$115,650	$(10,607)	(9)	$312,314	$355,622	$(43,308)	(12)

Provision for (reversal of) credit losses:
Banking	$(1,440)	$675	$(2,115)	(313)	$6,657	$17,175	$(10,518)	(61)
Broker-Dealer	170	(715)	885	124	136	(48)	184	383
Mortgage Origination	—	—	—	—	—	—	-	—
Corporate	—	—	—	—	—	—	-	—
All Other and Eliminations	—	—	—	—	—	—	-	—
Hilltop Consolidated	$(1,270)	$(40)	$(1,230)	NM	$6,793	$17,127	$(10,334)	(60)

Noninterest income:
Banking	$10,726	$11,668	$(942)	(8)	$31,884	$34,046	$(2,162)	(6)
Broker-Dealer	111,849	106,488	5,361	5	308,480	297,164	11,316	4
Mortgage Origination	79,922	88,747	(8,825)	(10)	239,489	247,655	(8,166)	(3)
Corporate	4,962	3,159	1,803	57	16,747	8,944	7,803	87
All Other and Eliminations (1)	(7,016)	(13,213)	6,197	47	(21,234)	(37,815)	16,581	44
Hilltop Consolidated	$200,443	$196,849	$3,594	2	$575,366	$549,994	$25,372	5

Noninterest expense:
Banking	$57,557	$56,887	$670	1	$171,527	$170,450	$1,077	1
Broker-Dealer	107,094	97,865	9,229	9	302,102	283,063	19,039	7
Mortgage Origination	84,223	91,505	(7,282)	(8)	250,067	278,918	(28,851)	(10)
Corporate	15,631	13,937	1,694	12	47,731	45,750	1,981	4
All Other and Eliminations	(193)	(177)	(16)	(9)	(628)	(717)	89	12
Hilltop Consolidated	$264,312	$260,017	$4,295	2	$770,799	$777,464	$(6,665)	(1)

Income (loss) before taxes:
Banking	$48,145	$53,153	$(5,008)	(9)	$131,300	$151,225	$(19,925)	(13)
Broker-Dealer	16,994	21,553	(4,559)	(21)	43,138	53,428	(10,290)	(19)
Mortgage Origination	(8,718)	(8,240)	(478)	(6)	(23,818)	(46,853)	23,035	49
Corporate	(13,972)	(13,953)	(19)	(0)	(40,544)	(46,782)	6,238	13
All Other and Eliminations	(5)	9	(14)	(156)	12	7	5	71
Hilltop Consolidated	$42,444	$52,522	$(10,078)	(19)	$110,088	$111,025	$(937)	(1)
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.
NM	Not meaningful

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. The change in reportable business segment net interest income during the nine months ended September 30, 2024, compared with the same period in 2023, primarily reflected decreases within our banking and broker-dealer segments, partially offset by a decrease in net interest expense within our mortgage origination segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $195.8 million and $171.7 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $88.8 million and $87.8 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the nine months ended September 30, 2024 and 2023.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2024 and 2023, we generated $239.4 million and $247.5 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced an increase in noninterest income during the nine months ended September 30, 2024, compared to the same period in 2023, as noted in the segment results table previously presented, primarily due to an increase in gains from investment and securities advisory fees and commissions within our broker-dealer segment, an increase in net gains from sale of loans within our mortgage loan origination segment and an increase in pre-tax gains associated with the sale of merchant bank equity investments within corporate, partially offset by decreases of mortgage loan origination fees and other mortgage production income within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended September 30, 2024 was $29.7 million, or $0.46 per diluted share, compared with $37.0 million, or $0.57 per diluted share, during the three months ended September 30, 2023. Income applicable to common stockholders during the nine months ended September 30, 2024 was $77.7 million, or $1.19 per diluted share, compared to $81.0 million, or $1.25 per diluted share, during nine months ended September 30, 2023.

Hilltop’s financial results for the three months ended September 30, 2024, compared with the same period in 2023, included a decline in net interest income, partially offset by changes in the provision for credit losses within the banking segment, an increase in net revenues in the structured finance and fixed income services business lines, a decline in net revenues in the wealth management business line and higher noninterest expenses within the broker-dealer segment, while the mortgage origination segment had declines in both noninterest income and expense. During the nine months ended September 30, 2024, compared to the same period in 2023, Hilltop’s financial results included changes consistent with those noted above within our banking and mortgage origination segments, and within our broker-dealer segment an increase in net revenues in the structured finance business line, a decline in net revenues in the wealth management and fixed income services business lines and higher noninterest expenses within the broker-dealer segment.

Certain items included in net income for the three and nine months ended September 30, 2024 and 2023 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended September 30, 2024 and 2023 included net accretion on earning assets and liabilities of $0.7 million and $2.5 million, respectively, and amortization of identifiable intangibles of $0.4 million and $0.7 million, respectively, related to the Bank Transactions. During the nine months ended September 30, 2024 and 2023, income before income taxes included net accretion on earning assets and liabilities of $4.0 million and $7.6 million, respectively, and amortization of identifiable intangible of $1.5 million and $2.2 million, respectively, related to the Bank transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Return on average stockholders' equity (1)	5.51%	7.11%	4.88%	5.26%
Return on average assets (2)	0.84%	0.94%	0.72%	0.70%
Net interest margin (3) (4)	2.84%	3.02%	2.84%	3.11%
Leverage ratio (5) (end of period)			12.95%	11.92%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			20.48%	18.60%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 24 basis points and 25 basis points during the three months ended September 30, 2024 and 2023, respectively, and 25 basis points and 27 basis points during the nine months ended September 30, 2024 and 2023, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

We present net interest margin and net interest income below on a taxable-equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for all periods presented. The Company performs periodic reviews of the classification and categorization of the components impacting the calculation of net interest margin. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended September 30, 2024 and 2023, purchase accounting contributed 2 and 7 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.85% and 3.04%, respectively. During the nine months ended September 30, 2024 and 2023, purchase accounting contributed 4 and 7 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.86% and 3.12%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $0.7 million and $2.2 million during the three months ended September 30, 2024 and 2023, respectively, and $4.0 million and $7.4 million during the nine months ended September 30, 2024 and 2023, respectively, associated with the Bank Transactions.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$990,902	$14,645	5.91%	$1,075,518	$15,649	5.82%
Loans held for investment, gross (1)	8,024,771	125,176	6.19%	7,972,604	126,753	6.31%
Investment securities - taxable	2,477,014	26,264	4.24%	2,690,977	27,166	4.04%
Investment securities - non-taxable (2)	323,479	3,020	3.73%	315,294	3,069	3.89%
Federal funds sold and securities purchased under agreements to resell	97,686	1,845	7.49%	142,324	2,313	6.45%
Interest-bearing deposits in other financial institutions	1,373,051	17,800	5.14%	1,550,991	20,320	5.20%
Securities borrowed	1,260,420	19,426	6.03%	1,371,625	17,683	5.04%
Other	137,105	3,447	9.97%	69,827	4,407	25.04%
Interest-earning assets, gross (2)	14,684,428	211,623	5.72%	15,189,160	217,360	5.68%
Allowance for credit losses	(115,113)			(110,398)
Interest-earning assets, net	14,569,315			15,078,762
Noninterest-earning assets	1,070,833			1,448,834
Total assets	$15,640,148			$16,527,596

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,744,588	$70,641	3.62%	$7,893,384	$64,290	3.23%
Securities loaned	1,247,392	18,499	5.88%	1,303,883	16,169	4.92%
Notes payable and other borrowings	1,333,671	16,859	5.02%	1,527,371	20,646	5.36%
Total interest-bearing liabilities	10,325,651	105,999	4.07%	10,724,638	101,105	3.74%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,737,942			3,347,752
Other liabilities	405,768			362,133
Total liabilities	13,469,361			14,434,523
Stockholders’ equity	2,143,252			2,066,564
Noncontrolling interest	27,535			26,509
Total liabilities and stockholders' equity	$15,640,148			$16,527,596

Net interest income (2)		$105,624			$116,255
Net interest spread (2)			1.65%			1.94%
Net interest margin (2)			2.85%			3.04%

	Nine Months Ended September 30,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$909,446	$39,795	5.83%	$979,099	$40,497	5.51%
Loans held for investment, gross (1)	7,918,156	372,984	6.30%	7,967,075	363,682	6.17%
Investment securities - taxable	2,569,408	77,795	4.04%	2,759,436	79,487	3.84%
Investment securities - non-taxable (2)	312,617	8,972	3.83%	380,269	10,306	3.61%
Federal funds sold and securities purchased under agreements to resell	99,100	5,436	7.33%	142,970	6,872	6.43%
Interest-bearing deposits in other financial institutions	1,356,604	52,581	5.18%	1,581,345	57,708	4.88%
Securities borrowed	1,353,564	60,293	5.87%	1,422,798	53,265	4.94%
Other	168,716	11,673	9.25%	71,909	11,879	22.09%
Interest-earning assets, gross (2)	14,687,611	629,529	5.73%	15,304,901	623,696	5.45%
Allowance for credit losses	(110,101)			(101,664)
Interest-earning assets, net	14,577,510			15,203,237
Noninterest-earning assets	1,151,827			1,380,989
Total assets	$15,729,337			$16,584,226

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,703,843	$207,880	3.61%	$7,625,569	$154,840	2.71%
Securities loaned	1,329,098	56,207	5.65%	1,333,652	47,928	4.80%
Notes payable and other borrowings	1,396,686	51,398	4.92%	1,626,306	63,218	5.20%
Total interest-bearing liabilities	10,429,627	315,485	4.04%	10,585,527	265,986	3.36%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,834,140			3,557,765
Other liabilities	309,635			357,547
Total liabilities	13,573,402			14,500,839
Stockholders’ equity	2,128,683			2,056,885
Noncontrolling interest	27,252			26,502
Total liabilities and stockholders' equity	$15,729,337			$16,584,226

Net interest income (2)		$314,044			$357,710
Net interest spread (2)			1.69%			2.09%
Net interest margin (2)			2.86%			3.12%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.6 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

On a consolidated basis, the change in net interest income during the three and nine months ended September 30, 2024, compared with the same periods in 2023, was primarily due to increased costs of deposits from rate increases and the shift from noninterest-bearing deposits into interest-bearing products during the year-over-year period, and increased net yields on loans held for investment within the banking segment for the nine months ended September 30, 2024. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. During the three months ended June 30, 2024, the provision for credit losses reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior quarter, slightly offset by improvements to the U.S. economic outlook, while during the three months ended September 30, 2024, the reversal of credit losses was primarily driven by net charge-offs and loan portfolio changes, including a change in the macroeconomic outlook scenario utilized, associated with collectively evaluated loans, partially offset by a build in the allowance related to specific reserves within the banking segment since the prior quarter. The provision for credit losses during the nine months ended September 30, 2024 reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior period, partially offset by the change in the macroeconomic outlook scenario utilized. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income increased during the three months ended September 30, 2024, compared with the same period in 2023, primarily due to net increases within the broker-dealer segment’s structured finance and fixed income services business lines, partially offset by a decline within the broker-dealer segment’s wealth management business line and a decline in mortgage loan origination fees within our mortgage origination segment. Noninterest income increased during the nine months ended September 30, 2024, compared with the same period in 2023, primarily due to net increases within the broker-dealer segment’s structured finance and public finance services business lines, an increase in pre-tax gains associated with the sale of merchant bank equity investments within corporate, and increases in mortgage loan gains from sale of loans within our mortgage origination segment, partially offset by declines in mortgage loan origination fees and other related income within the mortgage origination segment and by declines within the broker-dealer segment’s fixed income services and wealth management business lines.

Noninterest expense increased during the three months ended September 30, 2024, compared with the same period in 2023, primarily due to increases in both variable and non-variable compensation and other segment operating costs within our broker-dealer segment, partially offset by decreases in both variable and non-variable compensation and other segment costs within our mortgage origination segment associated with decreased mortgage loan originations. Noninterest expense decreased during the nine months ended September 30, 2024, compared with the same period in 2023, primarily due to changes noted above within our mortgage origination segment, partially offset by increases in both variable and non-variable compensation and other segment operating costs within our broker-dealer segment. We have experienced an increase in certain noninterest expenses during 2024 and 2023, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs during the remainder of 2024.

Effective income tax rates during the three months ended September 30, 2024 and 2023 were 22.5% and 25.2%, respectively, and for the nine months ended September 30, 2024 and 2023 were 22.5% and 21.6%, respectively. The effective tax rate during the three months ended September 30, 2023 was higher than the applicable statutory rate primarily due to the impact of non-deductible compensation expense and other permanent adjustments. During the nine months ended September 30, 2023, the effective tax rate differed from the applicable statutory rate primarily due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan. During the three and nine months ended September 30, 2024, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net interest income	$93,536	$99,047	$(5,511)	$277,600	$304,804	$(27,204)
Provision for (reversal of) credit losses	(1,440)	675	(2,115)	6,657	17,175	(10,518)
Noninterest income	10,726	11,668	(942)	31,884	34,046	(2,162)
Noninterest expense	57,557	56,887	670	171,527	170,450	1,077
Income before income taxes	$48,145	$53,153	$(5,008)	$131,300	$151,225	$(19,925)

The decreases in income before income taxes during the three and nine months ended September 30, 2024, compared with the same periods in 2023, were primarily due to declines in net interest income and noninterest income, partially offset by the changes in the provision for credit losses. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment’s cost of deposits increased during the first nine months of 2024, due to intense competition for liquidity and customers seeking higher yields on deposits. While we expect deposit costs during the remainder of 2024 to continue to be driven by various factors, including competitive pressures and broader economic conditions, with the recent 50-basis point decrease in the target range for the federal funds rate in September 2024 and the possibility of additional rate cuts in 2024, we anticipate that our cost of deposits will begin to trend modestly downward. The resulting net interest income spread compression has had, and is expected to continue to have, a negative impact on banking segment operating results.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Efficiency ratio (1)	55.20%	51.38%	55.42%	50.30%
Return on average assets (2)	1.14%	1.20%	1.05%	1.17%
Net interest margin (3)	3.05%	3.08%	3.06%	3.19%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.15)%	0.08%	(0.13)%	(0.03)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

The banking segment presents net interest margin and net interest income in the following discussion and table below on a taxable equivalent basis. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for all periods presented. The banking segment performs periodic reviews of the classification and categorization of the components impacting the calculation of net interest margin. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended September 30, 2024 and 2023, purchase accounting contributed 3 and 8 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.06% and 3.09%, respectively. During the nine months ended September 30, 2024 and 2023, purchase accounting contributed 4 and 9 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.06% and 3.20%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$7,057	$127	7.20%	$—	$—	—%
Loans held for investment, gross (1)	7,698,935	117,861	6.07%	7,831,250	118,307	5.99%
Subsidiary warehouse lines of credit	920,245	18,766	7.98%	982,621	20,515	8.17%
Investment securities - taxable	2,064,919	17,281	3.35%	2,227,564	18,070	3.24%
Investment securities - non-taxable (2)	109,494	926	3.38%	112,161	960	3.42%
Federal funds sold and securities purchased under agreements to resell	84,493	1,197	5.62%	51,518	725	5.58%
Interest-bearing deposits in other financial institutions	1,229,597	16,910	5.46%	1,496,590	20,320	5.39%
Other	38,347	440	4.55%	54,599	649	4.72%
Interest-earning assets, gross (2)	12,153,087	173,508	5.66%	12,756,303	179,546	5.58%
Allowance for credit losses	(114,911)			(109,798)
Interest-earning assets, net	12,038,176			12,646,505
Noninterest-earning assets	773,262			841,953
Total assets	$12,811,438			$13,488,458

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,685,509	$76,273	3.94%	$7,774,751	$75,728	3.86%
Notes payable and other borrowings	475,309	3,557	2.97%	494,660	4,611	3.70%
Total interest-bearing liabilities	8,160,818	79,830	3.88%	8,269,411	80,339	3.85%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,971,442			3,493,995
Other liabilities	109,513			159,681
Total liabilities	11,241,773			11,923,087
Stockholders’ equity	1,569,665			1,565,371
Total liabilities and stockholders’ equity	$12,811,438			$13,488,458

Net interest income (2)		$93,678			$99,207
Net interest spread (2)			1.78%			1.73%
Net interest margin (2)			3.06%			3.09%

	Nine Months Ended September 30,
	2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$8,988	$127	1.89%	$—	$—	—%
Loans held for investment, gross (1)	7,716,784	351,307	6.09%	7,797,199	337,811	5.79%
Subsidiary warehouse lines of credit	856,280	52,048	8.02%	889,810	53,147	7.88%
Investment securities - taxable	2,111,439	53,184	3.36%	2,328,786	54,541	3.12%
Investment securities - non-taxable (2)	110,181	2,794	3.38%	113,257	2,970	3.50%
Federal funds sold and securities purchased under agreements to resell	73,556	3,121	5.67%	55,788	2,142	5.19%
Interest-bearing deposits in other financial institutions	1,214,926	49,725	5.47%	1,525,746	57,708	5.06%
Other	37,855	1,313	4.64%	55,261	1,880	4.55%
Interest-earning assets, gross (2)	12,130,009	513,619	5.66%	12,765,847	510,199	5.34%
Allowance for credit losses	(109,970)			(100,653)
Interest-earning assets, net	12,020,039			12,665,194
Noninterest-earning assets	790,731			849,505
Total assets	$12,810,770			$13,514,699

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,620,040	$224,673	3.94%	$7,481,101	$186,557	3.33%
Notes payable and other borrowings	489,640	10,912	2.98%	623,179	18,293	3.92%
Total interest-bearing liabilities	8,109,680	235,585	3.88%	8,104,280	204,850	3.38%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,024,169			3,696,399
Other liabilities	100,788			150,247
Total liabilities	11,234,637			11,950,926
Stockholders’ equity	1,576,133			1,563,773
Total liabilities and stockholders’ equity	$12,810,770			$13,514,699

Net interest income (2)		$278,034			$305,349
Net interest spread (2)			1.78%			1.96%
Net interest margin (2)			3.06%			3.20%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$—	$127	$127	$—	$127	$127
Loans held for investment, gross (2)	(1,998)	1,552	(446)	(3,495)	16,991	13,496
Subsidiary warehouse lines of credit (3)	(1,284)	(465)	(1,749)	(1,982)	883	(1,099)
Investment securities - taxable	(1,330)	541	(789)	(5,095)	3,738	(1,357)
Investment securities - non-taxable (4)	(23)	(11)	(34)	(81)	(95)	(176)
Federal funds sold and securities purchased under agreements to resell	464	8	472	692	287	979
Interest-bearing deposits in other financial institutions	(3,625)	215	(3,410)	(11,799)	3,816	(7,983)
Other	(193)	(16)	(209)	(594)	27	(567)
Total interest income (4)	(7,989)	1,951	(6,038)	(22,354)	25,774	3,420

Interest expense
Deposits	$(869)	$1,414	$545	$3,477	$34,639	$38,116
Notes payable and other borrowings	(180)	(874)	(1,054)	(3,934)	(3,447)	(7,381)
Total interest expense	(1,049)	540	(509)	(457)	31,192	30,735

Net interest income (4)	$(6,940)	$1,411	$(5,529)	$(21,897)	$(5,418)	$(27,315)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included declines of $1.5 million and $3.4 million, respectively, in accretion of discount on loans during the three and nine months ended September 30, 2024, compared with the same periods in 2023. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of September 30, 2024, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income, but during a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The decreases in net interest income, as noted in the table above, were primarily driven by the increased funding costs on our deposit products from rate increases in 2023 and the migration from non-interest-bearing deposits into interest-bearing products during the year over year period, partially offset by increased earnings on interest-earning assets, primarily loan yields. The average rate paid on interest-bearing liabilities increased 50 basis points from 3.38% for the nine months ended September 30, 2023 to 3.88% for the nine months ended September 30, 2024, while the average yield on interest-earning assets increased 32 basis points from 5.34% for the nine months ended September 30, 2023 to 5.66% for the nine months ended September 30, 2024.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At September 30, 2024, approximately $599 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 66% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates were to continue to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits increased during the three and nine months ended September 30, 2024, compared to the same periods of 2023. While we expect such costs during 2024 to continue to be driven by various factors, including competitive pressures and broader economic conditions, with the recent 50-basis point decrease in the target range of the federal funds rate in September 2024 and the possibility of additional rate cuts in 2024, we anticipate that our cost of deposits will begin to trend modestly downward. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At September 30, 2024, total estimated uninsured deposits were $5.3 billion, or approximately 49% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $312.3 million, were $5.0 billion, or approximately 46% of total deposits.

Refer to the discussion in the “Liquidity and Capital Resources – Banking Segment” section that follows for more detail regarding the Bank’s activities regarding deposits, available liquidity and borrowing capacity.

To help mitigate net interest income spread volatility between our assets and liabilities, management maintains derivative trades, as either cash flow hedges or fair value hedges, that better align repricing characteristics. Despite having these hedges in place, changes in interest rates across the term structure may continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

The banking segment retained approximately $7.3 million and $8.8 million in mortgage loans originated by the mortgage origination segment during the three months ended September 30, 2024 and 2023, respectively, and $79.2 million and $135.2 million in mortgage loans originated by the mortgage origination segment during the nine months ended September 30, 2024 and 2023, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. During the three months ended September 30, 2024, the reversal of credit losses was primarily driven by net charge-offs and loan portfolio changes, including a change in the macroeconomic outlook scenario utilized, associated with collectively evaluated loans, partially offset by a build in the allowance related to specific reserves within the banking segment since the prior quarter. The increase in the provision for credit losses during the nine months ended September 30, 2024 reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior period, partially offset by the change in the macroeconomic outlook scenario utilized. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2024 included a provision for credit losses of $1.2 million and $13.3 million, respectively, while collectively evaluated loans included a reversal of credit losses of

$2.5 million and $6.5 million, respectively. The change in the allowance for credit losses during the three and nine months ended September 30, 2024 was also impacted by net charge-offs of $2.9 million and $7.3 million, respectively. During the three months ended September 30, 2023, the banking segment’s provision for credit losses reflected increases in specific reserves and net portfolio changes since the prior period, while the provision for credit losses during the nine months ended September 30, 2023, reflected a significant build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2023 included a reversal of credit losses of $0.3 million, compared to a provision for credit losses of $14.2 million, respectively, while individually evaluated loans included a provision for credit losses of $0.9 million and $3.0 million, respectively. The change in the allowance for credit losses during the three and nine months ended September 30, 2023 were also impacted by net recoveries of $1.6 million and net charge-offs of $1.7 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income decreased during the three months ended September 30, 2024, compared to the same period in 2023, primarily due to a decrease in oil and gas management fees. The decrease in noninterest income during the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to valuation adjustments associated with the sale of a single loan from loans held for sale during the second quarter of 2024.

The banking segment’s noninterest expense increased during the three months ended September 30, 2024, compared to the same period in 2023, primarily due to increases in employees’ compensation and benefits and occupancy and equipment expenses, partially offset by decreases in professional fees. The increase in noninterest expense during the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to one-time compensation expenses associated with Bank leadership changes, partially offset by decreases in professional fees.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net interest income:
Wealth management:
Securities lending	$927	$1,514	$(587)	$4,086	$5,337	$(1,251)
Clearing services	2,601	2,458	143	7,918	5,416	2,502
Structured finance	1,803	1,603	200	5,098	5,980	(882)
Fixed income services	79	(895)	974	(1,231)	1,827	(3,058)
Other	6,999	7,535	(536)	21,025	20,719	306
Total net interest income	12,409	12,215	194	36,896	39,279	(2,383)
Noninterest income:
Securities commissions and fees by business line (1) (5):
Fixed income services	7,161	5,305	1,856	20,712	16,436	4,276
Wealth management:
Retail	15,806	17,149	(1,343)	49,336	53,115	(3,779)
Clearing services	8,616	10,073	(1,457)	26,642	30,501	(3,859)
Structured finance	3,999	2,378	1,621	10,007	6,286	3,721
Other	1,426	606	820	3,358	2,272	1,086
	37,008	35,511	1,497	110,055	108,610	1,445
Investment and securities advisory fees and commissions by business line:
Public finance services	29,251	29,317	(66)	70,491	68,858	1,633
Fixed income services	3,096	1,477	1,619	5,995	4,481	1,514
Wealth management:
Retail	9,019	7,888	1,131	26,457	23,068	3,389
Clearing services	467	427	40	1,355	1,250	105
Structured finance	325	479	(154)	918	698	220
Other	90	74	16	252	191	61
	42,248	39,662	2,586	105,468	98,546	6,922
Other (5):
Structured finance	20,678	17,987	2,691	56,319	49,083	7,236
Fixed income services	7,334	8,741	(1,407)	20,109	26,004	(5,895)
Other	4,581	4,587	(6)	16,529	14,921	1,608
	32,593	31,315	1,278	92,957	90,008	2,949
Total noninterest income	111,849	106,488	5,361	308,480	297,164	11,316
Net revenue (2)	124,258	118,703	5,555	345,376	336,443	8,933
Noninterest expense:
Variable compensation (3)	42,569	39,929	2,640	110,578	105,548	5,030
Non-variable compensation and benefits	33,343	30,001	3,342	100,973	92,101	8,872
Segment operating costs (4)	31,352	27,220	4,132	90,687	85,366	5,321
Total noninterest expense	107,264	97,150	10,114	302,238	283,015	19,223

Income before income taxes	$16,994	$21,553	$(4,559)	$43,138	$53,428	$(10,290)
(1)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $6.6 million and $12.7 million during the three months ended September 30, 2024 and 2023, respectively, and $19.7 million and $35.5 million during the nine months ended September 30, 2024 and 2023, respectively, that is eliminated in consolidation.
(2)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a revenue basis for comparability with our banking segment.
(3)	Variable compensation represents performance-based commissions and incentives.
(4)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.
(5)	During the second quarter of 2024, the Company identified an immaterial error related to the classification within noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts within securities commissions and fees noninterest income and other noninterest income have been corrected for consistency with the current period presentation.

The changes in net revenue and income before income taxes for the nine months ended September 30, 2024, compared with the same period in 2023, were primarily due to improved period-over-period results within our structured finance and public finance services business lines, partially offset by declines within our fixed income services and wealth management business lines. The increase in the structured finance business line’s net revenues was primarily due to an increase in unrealized gains from the U.S. Agency to-be-announced (“TBA”) business and commissions earned on commodities transactions. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets and municipal advisory revenues. The wealth management business line’s net revenue decrease was driven by decreases in commissions earned from our FDIC sweep program on lower customer balances. These decreases were partially offset by improved advisory fees revenues generated from customer assets under management. The decrease in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to declines in revenues from net interest income earned on inventory positions and trading profits, particularly from a decrease in underwriting activities. Income before income taxes was impacted by increased noninterest expense primarily due to increased segment compensation.

The changes in net revenue and income before income taxes for the three months ended September 30, 2024, compared with the same period in 2023, were primarily due to improved period-over-period results within our structured finance and fixed income services business lines, partially offset by declines within our wealth management business line. Public finance remained relatively flat period-over-period. The structured finance business line’s net revenues increase was primarily due to an increase in our structured housing business due to gains from the U.S. Agency TBA business and commissions earned on commodities transactions. The wealth management business line’s net revenue decline was driven by a reduction in the FDIC program sweep revenue resulting from an overall decrease in customer assets. These decreases were partially offset by improved advisory fees revenues generated from customer assets under management. The increase in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to increases in revenues from net interest income earned on inventory positions and investment banking and advisory fees, partially offset from decreases in trading profits from underwriting activities.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decrease in net interest income during the nine months ended September 30, 2024, compared with the same period in 2023, was primarily due to the decrease in net interest income from the fixed income services business line due to decreases in net interest earned on inventory positions. Net interest income during the three months ended September 30, 2024, compared with the same period in 2023 remained relatively flat.

Noninterest income increased during the three and nine months ended September 30, 2024, compared with the same periods in 2023, due to increases in securities commissions and fees, investment and securities advisory fees and other income.

Securities commissions and fees increased during the three months ended September 30, 2024, compared with the same period in 2023, primarily due to an increase in commodities and insurance product sales commissions, partially offset by decreases in FDIC sweep revenues and net clearing revenues. Securities commissions and fees increased during the nine months ended September 30, 2024, compared with the same period in 2023 due to increases in both the broker-dealer segment’s structured finance and fixed income services business lines. The increase in the structured finance business line was primarily due to an increase in commissions earned on commodities transactions, and the increase in the fixed income services business line was primarily due to increased volumes. These increases were partially offset by declines in securities commissions and fees in the broker-dealer segment’s wealth management business line due to decreases in FDIC sweep revenues and net clearing revenues, as well as a decline in commissions earned on insurance product sales.

Investment and securities advisory fees and commissions increased during the three and nine months ended September 30, 2024, compared with the same periods in 2023, primarily due to increases in fees earned from managed assets and municipal advisory transactions.

The increases in other noninterest income during the three and nine months ended September 30, 2024, compared with the same periods in 2023, were primarily due to increases in trading gains earned from structured finance trading activities and distributions received on investments, partially offset by decreases in trading gains earned from fixed income trading activities. Both mortgage originations and buy-side demand have increased in the third quarter of fiscal year 2024, resulting in increases in noninterest income in the structured finance service line for both the three and nine months ended September 30, 2024, when compared to the same periods in 2023. Decreased fixed income trading gains for the three and nine months ended September 30, 2024, compared with the same periods in 2023, were primarily driven by municipal and taxable securities trading.

The increases in noninterest expense during the three and nine months ended September 30, 2024, compared with the same periods in 2023, were primarily due to increases in segment compensation and other segment operating costs, primarily quotation expenses.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total compensation as a % of net revenue (1)	61.1%	58.9%	61.3%	58.7%
Pre-tax margin (2)	13.7%	18.2%	12.5%	15.9%
FDIC insured program balances at the Bank (end of period)			$762,209	$1,382,088
Other FDIC insured program balances (end of period)			$1,034,984	$686,920
Customer funds on deposit, including short credits (end of period)			$224,538	$223,582

Public finance services:
Number of issues (3)	285	230	723	648
Aggregate amount of offerings (3)	$23,946,330	$16,853,446	$52,327,828	$37,884,255

Structured finance:
Lock production/TBA volume (3)	$2,512,400	$2,517,155	$3,961,102	$5,285,003

Fixed income services:
Total volumes	$95,389,537	$69,964,657	$298,689,423	$177,028,598
Net inventory (end of period)			$493,009	$527,302

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			91	94
Independent registered representatives (end of period)			169	188
Correspondents (end of period)			102	109
Correspondent receivables (end of period)			$124,541	$125,874
Customer margin balances (end of period)			$210,670	$231,369

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,077,956	$1,368,945
Interest-bearing liabilities - stock loaned (end of period)			$1,066,651	$1,304,884
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net interest income (expense)	$(4,417)	$(5,482)	$1,065	$(13,240)	$(15,590)	$2,350
Noninterest income	79,922	88,747	(8,825)	239,489	247,655	(8,166)
Noninterest expense	84,223	91,505	(7,282)	250,067	278,918	(28,851)
Loss before income taxes	$(8,718)	$(8,240)	$(478)	$(23,818)	$(46,853)	$23,035

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, net increases in mortgage interest rates since 2022 have continued to negatively impact home purchase volume through the first nine months of 2024. A modest decline in mortgage rates experienced since the fourth quarter of 2023 has had a slight impact on loan origination volume in 2024, with a minor increase in refinancings as a percentage of total loan origination volume. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2023, and continuing through the first nine months of 2024, certain events have adversely impacted total mortgage market origination volumes because of their effect on the economy, including inflation and an increase in average interest rates during these periods when compared to the average of the three years prior to 2023, geopolitical events, and the Federal Reserve’s actions and communications. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges are impacting customers’ abilities to purchase homes. In September 2024, the Federal Reserve cut the target range for the federal funds rate by 50 basis points to 4.75% - 5.0%, the first reduction since March 2022 when the target range was 0.25% - 0.50%. Since this cut occurred during the later part of the third quarter of 2024, it had minimal impact on loan origination volumes during the nine months ended September 30, 2024. We expect the fourth quarter of 2024 to more closely follow loan production experienced during the first quarter of 2024. PrimeLending continues to evaluate its cost structure to address the current mortgage environment.

We believe that ongoing initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. The mortgage origination segment experienced operating losses during 2023 due to conditions and challenges discussed in detail within this discussion of segment results. Operating losses have continued into the first nine months of 2024 due to the same conditions and challenges, but at a lesser extent than during the nine months ended September 30, 2023. In light of these macroeconomic challenges in the mortgage industry including tight housing inventories and mortgage interest rate levels, the fair value of the mortgage origination reporting unit may decline, and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of reporting unit goodwill.

As a Government National Mortgage Association (“GNMA”) approved lender, we are subject to certain Department of Housing and Urban Development (“HUD”) and GNMA minimum capital ratio reporting requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (the “GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. During the first and fourth quarters of 2023, the HUD operating loss ratio was 21.2% and 20.5%, respectively, while during the second and third quarters of 2023, the HUD operating loss ratio decreased to 15.8% and 10.0%, respectively. During the first quarter of 2024, the HUD operating loss ratio was 22.6%, while during the second quarter of 2024, PrimeLending reported a HUD operating gain. During the third quarter of 2024, the operating loss ratio was below the 20% threshold at 14.4%. During each quarter of 2023, the GNMA capital ratio exceeded the required 6%. However, during the first and second quarters of 2024, the GNMA capital ratio decreased to 5.56% and 4.41%, respectively. Including a $10 million capital infusion received by PrimeLending from its parent company, PlainsCapital Bank, in September 2024, the GNMA capital ratio increased to 6.38%. All trends requiring notification to GNMA and HUD have been reported to those entities, respectively. Such capital infusions are likely in future periods, including those in the near-term, based on various factors including PrimeLending’s financial performance.

In addition, as a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During each quarter of 2023 and the first quarter of 2024, the FNMA/FHLMC capital ratio exceeded the required 6%, however during the second quarter of 2024, the FNMA/FHLMC capital ratio decreased to 5.52%. During the third quarter of 2024, the capital ratio, including the capital infusion previously noted, exceeded the required 6%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the second, third and fourth quarters of 2023, PrimeLending experienced four consecutive quarterly losses; the loss ratio during these periods were 50.2%, 37.6% and 39.8%, respectively. PrimeLending also recognized four consecutive quarterly losses during the first, second and third quarters of 2024; the loss ratio during these periods was 37.5%, 29.9% and 23.9%, respectively. All trends requiring notification to FNMA and FHLMC have been reported to those entities, respectively.

The loss before income taxes during the three months ended September 30, 2024, approximated the loss before income taxes PrimeLending reported during the same period in 2023. Decreases in noninterest income and noninterest expense approximated each other during these periods. The loss before income taxes decreased during the nine months ended September 30, 2024, compared with the same period in 2023, primarily as a result of a decrease in noninterest expense.

During 2022 and continuing through the beginning of the fourth quarter of 2023, the U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. During the later part of the fourth quarter of 2023, both rates decreased to levels that approximated rates at the beginning of 2023. Between January 1 and September 30, 2024, both rates decreased slightly. Average interest rates during the three months ended September 30, 2024, decreased slightly compared to average interest rates during the same period in 2023, while average interest rates during the nine months ended September 30, 2024, were comparable to the same period in 2023. Refinancing volume as a percentage of total origination volume was slightly higher during the three and nine months ended September 30, 2024, as compared to the same periods in 2023. Although we anticipate a slightly higher percentage of refinancing volume relative to total loan origination volume during 2024, as compared to 2023, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2024, funded volume through ABAs was approximately 15% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to continue to approximate 15% of loan volume of the mortgage origination segment during the remainder of 2024.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024		2023			2024		2023
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2024 vs 2023	Amount	Total	Amount	Total	2024 vs 2023
Mortgage Loan Originations - units	7,270		7,353		(83)	20,119		21,004		(885)

Mortgage Loan Originations - volume:
Conventional	$1,434,323	62.16%	$1,403,008	62.53%	$31,315	$3,874,308	60.89%	$4,038,367	62.82%	$(164,059)
Government	467,082	20.24%	497,055	22.15%	(29,973)	1,353,183	21.27%	1,486,169	23.12%	(132,986)
Jumbo	110,139	4.77%	73,769	3.29%	36,370	321,462	5.05%	237,304	3.69%	84,158
Other	295,919	12.83%	269,869	12.03%	26,050	814,294	12.79%	666,264	10.37%	148,030
	$2,307,463	100.00%	$2,243,701	100.00%	$63,762	$6,363,247	100.00%	$6,428,104	100.00%	$(64,857)

Home purchases	$2,096,009	90.84%	$2,091,444	93.21%	$4,565	$5,850,106	91.94%	$6,003,749	93.40%	$(153,643)
Refinancings	211,454	9.16%	152,257	6.79%	59,197	513,141	8.06%	424,355	6.60%	88,786
	$2,307,463	100.00%	$2,243,701	100.00%	$63,762	$6,363,247	100.00%	$6,428,104	100.00%	$(64,857)

Texas	$692,919	30.03%	$624,953	27.85%	$67,966	$1,979,994	31.12%	$1,762,179	27.41%	$217,815
California	183,239	7.94%	176,879	7.88%	6,360	499,387	7.85%	536,718	8.35%	(37,331)
South Carolina	112,023	4.85%	119,124	5.31%	(7,101)	336,242	5.28%	344,224	5.36%	(7,982)
Missouri	95,882	4.16%	79,735	3.55%	16,147	278,985	4.38%	225,068	3.50%	53,917
New York	115,987	5.03%	101,560	4.53%	14,427	269,159	4.23%	271,929	4.23%	(2,770)
Florida	77,800	3.37%	96,945	4.32%	(19,145)	242,934	3.82%	308,155	4.79%	(65,221)
Arizona	76,291	3.31%	84,103	3.75%	(7,812)	203,943	3.21%	290,972	4.53%	(87,029)
Ohio	73,053	3.17%	71,467	3.19%	1,586	192,029	3.02%	200,273	3.12%	(8,244)
Washington	68,010	2.95%	53,532	2.39%	14,478	180,112	2.83%	153,705	2.39%	26,407
North Carolina	41,753	1.81%	67,342	3.00%	(25,589)	133,972	2.11%	196,764	3.06%	(62,792)
All other states	770,506	33.38%	768,061	34.23%	2,445	2,046,490	32.15%	2,138,117	33.26%	(91,627)
	$2,307,463	100.00%	$2,243,701	100.00%	$63,762	$6,363,247	100.00%	$6,428,104	100.00%	$(64,857)

Mortgage Loan Sales - volume:
Third parties	$2,562,350	99.71%	$2,386,552	99.63%	$175,798	$6,079,164	98.71%	$6,037,382	97.81%	$41,782
Banking segment	7,328	0.29%	8,805	0.37%	(1,477)	79,213	1.29%	135,201	2.19%	(55,988)
	$2,569,678	100.00%	$2,395,357	100.00%	$174,321	$6,158,377	100.00%	$6,172,583	100.00%	$(14,206)

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

The mortgage origination segment’s total loan origination volume increased 2.8% and decreased 1.0%, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023. The loss before taxes increased 5.8% and decreased 49.2%, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023. The increase in loss before income taxes during the three months ended September 30, 2024, when compared to the same period in 2023, was primarily due to an increase in the loss on the change in the net fair value and related derivative activity related to mortgage servicing rights assets and a decrease in servicing fees, almost entirely offset by decreases in non-variable compensation and benefits expense, segment operating costs, and servicing fee expense. The decrease in loss before income taxes during the nine months ended September 30, 2024, when compared to the same period in 2023, was primarily due to decreases in non-variable compensation and benefits expense and segment operating costs, partially offset by an increase in the loss on the change in the net fair value and related derivative activity related to mortgage servicing rights assets.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	224	199	226	200
Impact of loans retained by banking segment	0	(1)	(3)	(4)
As reported	224	198	223	196
Variable compensation as a percentage of total compensation	55.9%	51.7%	52.0%	48.1%
Mortgage servicing rights asset ($000's) (end of period) (1)			$45,742	$104,951
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. Net interest expense decreased during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to a decrease in the negative net interest margin.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net gains from sale of loans	$57,456	$47,494	$9,962	$137,338	$120,857	$16,481
Mortgage loan origination fees and other related income	32,119	41,478	(9,359)	92,955	111,695	(18,740)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(8,332)	(5,774)	(2,558)	6,975	3,719	3,256
Mortgage servicing rights asset	(5,473)	(2,987)	(2,486)	(18,628)	(12,797)	(5,831)
Servicing fees	4,152	8,536	(4,384)	20,849	24,181	(3,332)
Total noninterest income	$79,922	$88,747	$(8,825)	$239,489	$247,655	$(8,166)

Net gains from sale of loans increased 13.6%, while total loans sales volume was flat during the nine months ended September 30, 2024, compared with the same period in 2023. The increase in net gains from sales of loans was primarily the result of an increase in average loan sale margin.

The 16.8% decrease in mortgage loan origination fees during the nine months ended September 30, 2024, compared with the same period in 2023, was primarily the result of a decrease in average mortgage loan origination fees as loan origination volume was flat during the same period, and to a lesser extent, a decrease in loan origination volume during both periods.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended September 30, 2024 and 2023 were $7.3 million and $8.8 million, respectively, and $79.2 million and $135.2 million during the nine months ended September 30, 2024 and 2023, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The decrease in net fair value of IRLCs and loans held for sale during the three months ended September 30, 2024, was the result of a decrease in the total volume of individual IRLCs and loans held for sale since June 30, 2024, while the average value of individual IRLCs and loans held for sale was flat since June 30, 2024. The increase in net fair value of IRLCs and loans held for sale during the nine months ended September 30, 2024, was the result of an increase in the total volume of individual IRLCs and loans held for sale and the average value of individual IRLCs and loans held for sale since December 31, 2023.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three and nine months ended September 30, 2024, PrimeLending retained servicing on approximately 6% and 8%, respectively, of the loans sold, compared with approximately 9% and 20%, respectively, of loans sold during the same periods in 2023. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. During the three and nine months ended September 30, 2024, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $5.5 million and $18.6 million, respectively. In addition to normal customer payments and customer payoffs, these changes were primarily driven by losses of $4.2 million and $12.3 million during the three and nine months ended September 30, 2024, respectively, to account for MSR valuation assumption changes, including prepayment and discount rates used as inputs to value the MSR asset, and differences between MSR carrying values and sales prices related to the sale of MSR assets. Fluctuations in the net fair value of the MSR asset driven by net changes in long-term U.S. Treasury bond rates and the related derivatives used to hedge the MSR during the respective periods resulted in net losses of $0.7 million and $3.0 million, respectively. During June 2024, the mortgage origination segment sold MSR assets of $45.1 million, which represented $2.9 billion of its serviced loan volume at the time. In addition, on September 17, 2024, the mortgage origination segment signed a letter of intent to sell MSR assets of $42.6 million, which represented $2.3 billion of its serviced loan volume and is scheduled to be completed during the fourth quarter of 2024. As a result, the mortgage origination segment does not currently expect the level of MSR assets to be significant in the short-term. In addition to gains and losses generated by changes in the net fair value of the MSR asset and related derivatives, net servicing income of $1.5 million and $8.7 million was recognized during the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2023, the operating results of the mortgage origination segment were impacted by an increase of $6.1 million and a decrease of $0.7 million, respectively, in the net fair value of the MSR asset, of which $5.5 million of the decrease during the nine months ended September 30, 2023, was primarily driven by market sales trends during the first quarter of 2023. The remaining fluctuations in the net fair value of the MSR asset during the respective periods were primarily due to the net gains driven by the net changes in long-term U.S. Treasury bond rates and customer payoffs during the three and nine months ended September 30, 2023, and losses of $9.1 million and $12.3 million generated by the derivatives used to hedge the MSR. During June 2023, the mortgage origination segment sold MSR assets of $19.1 million, which represented $991.0 million of its serviced loan volume at the time. In addition to gains and losses generated by changes in the net fair value of the MSR asset, net servicing income of $3.7 million and $10.5 million was recognized during the three and nine months ended September 30, 2023, respectively.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Variable compensation	$33,862	$33,070	$792	$90,934	$94,892	$(3,958)
Non-variable compensation and benefits	26,711	30,946	(4,235)	83,957	102,461	(18,504)
Segment operating costs	18,205	21,471	(3,266)	56,952	64,125	(7,173)
Lender paid closing costs	2,840	1,179	1,661	6,093	3,741	2,352
Servicing expense	2,605	4,839	(2,234)	12,131	13,699	(1,568)
Total noninterest expense	$84,223	$91,505	$(7,282)	$250,067	$278,918	$(28,851)

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

While total loan origination volume increased 2.8% and decreased 1.0% during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 13.7% and 18.1% during the same periods. These decreases during the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily due to a decrease in salaries associated with a reduction in underwriting and loan fulfillment, operations and corporate staff as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. Segment operating costs decreased during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to decreases in occupancy and equipment expense.

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

Between January 1, 2015 and September 30, 2024, the mortgage origination segment sold mortgage loans totaling $144.1 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2015, it does not anticipate experiencing significant losses in the future on loans originated prior to 2015 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2015 and September 30, 2024 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$227,260	0.16%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	328,167	0.23%	26,041	0.02%
	$555,427	0.39%	$26,041	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the second quarter of 2024, PrimeLending increased the indemnification reserve rate applied to loans sold subsequent to April 30, 2024, to address recent loss trends. During the third quarter of 2024, there was no adjustment made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At September 30, 2024 and December 31, 2023, the mortgage origination segment’s total indemnification liability reserve totaled $8.5 million and $11.7 million, respectively. The related provision for indemnification losses was $0.9 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $1.3 million during the nine months ended September 30, 2024 and 2023, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Net interest income (expense)	$(3,303)	$(3,175)	$(128)	$(9,560)	$(9,976)	$416
Noninterest income	4,962	3,159	1,803	16,747	8,944	7,803
Noninterest expense	15,631	13,937	1,694	47,731	45,750	1,981
Loss before income taxes	$(13,972)	$(13,953)	$(19)	$(40,544)	$(46,782)	$6,238

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, and industrial equipment manufacturing, with an aggregate carrying value of approximately $75 million at September 30, 2024.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and nine months ended September 30, 2024 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended September 30, 2024 and 2023 included recurring quarterly interest expense of $5.0 million incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”), on our $50 million aggregate principal amount of subordinated notes due 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”).

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During the three and nine months ended September 30, 2024, noninterest income included pre-tax gains of $0.6 million and $5.3 million, respectively, associated with the sale of merchant bank equity investments.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three and nine months ended September 30, 2024, noninterest expenses increased, compared to the same periods in 2023, primarily due to increases associated with employees’ compensation and benefits and software costs.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2024, as compared with December 31, 2023.

Securities Portfolio

At September 30, 2024, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2024	2023
Trading securities, at fair value
U.S. Treasury securities	$127	$3,736
U.S. government agencies:
Bonds	9,141	12,867
Residential mortgage-backed securities	127,499	124,768
Collateralized mortgage obligations	55,061	86,281
Other	23,381	13,079
Corporate debt securities	41,867	37,569
States and political subdivisions	260,323	180,890
Private-label securitized product	13,130	47,768
Other	10,307	9,033
	540,836	515,991
Securities available for sale, at fair value
U.S. Treasury securities	4,762	4,617
U.S. government agencies:
Bonds	115,683	166,166
Residential mortgage-backed securities	329,667	349,870
Commercial mortgage-backed securities	198,160	191,746
Collateralized mortgage obligations	695,998	736,481
Corporate debt securities	29,086	24,418
States and political subdivisions	32,344	34,297
	1,405,700	1,507,595
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	261,526	278,172
Commercial mortgage-backed securities	152,657	172,879
Collateralized mortgage obligations	263,546	284,208
States and political subdivisions	77,095	77,418
	754,824	812,677

Equity securities, at fair value	287	321
Total securities portfolio	$2,701,647	$2,836,584

We had net unrealized losses of $83.4 million and $114.2 million at September 30, 2024 and December 31, 2023, respectively, related to the available for sale investment portfolio, and net unrealized losses of $64.0 million and $80.8 million at September 30, 2024 and December 31, 2023, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.3 million at September 30, 2024 and December 31, 2023, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2024, the banking segment’s securities portfolio of $2.1 billion was comprised of trading securities of $0.1 million, available for sale securities of $1.4 billion, held to maturity securities of $754.8 million and equity securities of $0.3 million, in addition to $10.4 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $540.8 million at September 30, 2024. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $47.8 million at September 30, 2024.

Corporate

At September 30, 2024, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $29.1 million and other assets of $45.3 million within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2024. In addition, as of September 30, 2024, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at September 30, 2024.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	September 30,	December 31,
	2024	2023
Commercial real estate:
Non-owner occupied	$1,874,641	$1,889,882
Owner occupied	1,427,628	1,422,234
Commercial and industrial	1,662,225	1,607,833
Construction and land development	870,764	1,031,095
1-4 family residential	1,774,891	1,757,178
Consumer	28,837	27,351
Broker-dealer	340,644	344,172
Loans held for investment, gross	7,979,630	8,079,745
Allowance for credit losses	(110,918)	(111,413)
Loans held for investment, net of allowance	$7,868,712	$7,968,332

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

To manage the credit risks associated with its loan portfolio, management may, depending upon current or anticipated economic conditions and related exposures, apply enhanced risk management measures to loans through analysis of a specific borrower’s financial condition, including cash flow, collateral values, and guarantees, among other credit factors. Given the current market dynamics, including economic uncertainties, the heightened level of market interest rates since 2022, and a deteriorating outlook for commercial real estate markets, management has heightened its specific review procedures of credits maturing in the next six to twelve months as well as those credits associated with real estate.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.3 billion and $8.5 billion at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $758.7 million was drawn. At December 31, 2023, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at September 30, 2024, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of September 30, 2024 (in thousands).

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$136,092	$186,246	$33,947	$16,027	$21,184	$2,925	$57,233	$318	$453,972
Retail	155,454	73,905	27,060	19,815	20,514	8,868	44,227	8,368	358,211
Hotel/Motel	53,388	24,405	34,622	17,210	105	17,160	35,207	13,734	195,831
Multifamily	10,981	53,705	38,898	49,434	44,355	35,717	55,292	16,438	304,820
Industrial	87,452	66,234	9,187	3,242	2,501	794	21,515	7,012	197,937
All other	97,391	57,865	33,774	11,636	19,595	49,010	59,991	34,608	363,870
	$540,758	$462,360	$177,488	$117,364	$108,254	$114,474	$273,465	$80,478	$1,874,641
Owner occupied:
Office	$137,042	$86,822	$21,742	$13,176	$33,673	$7,337	$10,418	$4,377	$314,587
Retail	11,059	15,179	3,191	1,012	681	153	5,791	967	38,033
Industrial	199,745	42,802	34,480	7,703	22,453	6,772	29,195	20,411	363,561
All other	321,508	66,653	73,092	21,343	47,815	16,707	141,986	22,343	711,447
	$669,354	$211,456	$132,505	$43,234	$104,622	$30,969	$187,390	$48,098	$1,427,628
Total commercial real estate loans	$1,210,112	$673,816	$309,993	$160,598	$212,876	$145,443	$460,855	$128,576	$3,302,269

At September 30, 2024, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 43.2%, 23.2% and 11.4%, respectively, of the banking segment’s total loans held for investment at September 30, 2024. The banking segment’s loan concentrations were within regulatory guidelines at September 30, 2024.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At September 30, 2024, the Bank’s energy loan exposure was approximately $53 million of loans held for investment with unfunded commitment balances of approximately $15 million. The allowance for credit losses on the Bank’s energy portfolio was $0.2 million, or 0.4% of loans held for investment at September 30, 2024.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	September 30, 2024
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$712,366	$885,454	$276,624	$197	$1,874,641
Owner occupied	402,271	508,952	498,645	17,760	1,427,628
Commercial and industrial	2,046,721	298,827	81,441	—	2,426,989
Construction and land development	755,775	100,646	13,477	866	870,764
1-4 family residential	188,686	537,430	326,361	722,414	1,774,891
Consumer	16,371	12,393	63	10	28,837
Total	$4,122,190	$2,343,702	$1,196,611	$741,247	$8,403,750

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
September 30, 2024	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$643,428	$518,847	$1,162,275
Owner occupied	677,436	347,921	1,025,357
Commercial and industrial	283,928	96,340	380,268
Construction and land development	74,067	40,922	114,989
1-4 family residential	947,477	638,728	1,586,205
Consumer	12,466	—	12,466
Total	$2,638,802	$1,642,758	$4,281,560

In the table above, floating interest rate loans totaling $397.4 million as of September 30, 2024 had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $340.4 million and $344.1 million at September 30, 2024 and December 31, 2023, respectively. This decrease from December 31, 2023 to September 30, 2024 was primarily attributable to a decrease of $12.7 million, or 6%, in customer margin accounts, partially offset by increases of $4.6 million from non-customer cash accounts and $4.5 million, or 4%, in receivables from correspondents.

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

	September 30,	December 31,
	2024	2023
Loans held for sale:
Unpaid principal balance	$754,110	$802,348
Fair value adjustment	14,045	19,846
	$768,155	$822,194
IRLCs:
Unpaid principal balance	$625,180	$383,767
Fair value adjustment	8,321	7,734
	$633,501	$391,501

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2024 and December 31, 2023 were $1.0 billion and $1.0 billion, respectively, while the related estimated fair values were $0.9 million and ($10.2) million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of September 30, 2024, we utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in September 2024. During our previous quarterly macroeconomic assessment as of June 30, 2024, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in June 2024. Management determined it appropriate to utilize the S5 macroeconomic alternative scenario as of September 30, 2024 given that the ongoing resilience of the U.S. economy, continued moderation of inflation, and recent 50-basis point decrease in the target range for the federal funds rate set by the Federal Reserve best align with our internal economic outlook.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast, and based on the single macroeconomic alternative scenario selected for respective period, to determine our best estimate of expected credit losses.

		As of
		September 30,	June 30,	March 31,	December 31,	September 30,
		2024	2024	2024	2023	2023
GDP growth rates:
	Q3 2023					2.9%
	Q4 2023				1.1%	0.2%
	Q1 2024			2.4%	(1.6)%	(1.9)%
	Q2 2024		2.1%	0.7%	(2.4)%	(3.0)%
	Q3 2024	2.0%	1.2%	0.4%	(1.3)%	(1.5)%
	Q4 2024	1.3%	0.6%	0.0%	1.3%	1.4%
	Q1 2025	1.2%	1.0%	(1.8)%	2.6%	3.1%
	Q2 2025	1.5%	(2.0)%	(2.8)%	3.0%
	Q3 2025	1.5%	(2.5)%	(1.7)%
	Q4 2025	1.5%	(1.3)%
	Q1 2026	1.5%

Unemployment rates:
	Q3 2023					3.8%
	Q4 2023				3.8%	4.1%
	Q1 2024			3.8%	4.8%	4.9%
	Q2 2024		4.0%	4.0%	5.6%	5.7%
	Q3 2024	4.3%	4.1%	4.0%	6.1%	6.0%
	Q4 2024	4.4%	4.1%	4.0%	5.6%	5.7%
	Q1 2025	4.7%	4.1%	4.8%	5.2%	5.3%
	Q2 2025	4.9%	4.8%	5.6%	5.0%
	Q3 2025	5.2%	5.6%	6.0%
	Q4 2025	5.2%	6.0%
	Q1 2026	5.1%

As of September 30, 2024, our U.S. economic forecast assumes elevated borrowing costs reduce credit-sensitive spending, upcoming fiscal disputes in Congress weaken business and consumer sentiment, and concerns grow about broader international conflicts. As a result, the economy underperforms in the long run. The changes in real GDP on an annual average basis are 2.6% in 2024 and 1.5% in 2025. The unemployment rate increases in 2025 and reaches a peak of 5.2% in second half of 2025 before slowly receding. Our forecast considers the potential for monetary policy to ease from the Federal Reserve with the federal funds rate at 4.9% by year end 2024 and 3.8% by year end 2025. Vacancy rates for several commercial real estate sectors remain elevated, and the interest rate outlook challenges the recovery.

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

During the three months ended September 30, 2024, the reversal of credit losses was primarily driven by net charge-offs and loan portfolio changes, including a change in the macroeconomic outlook scenario utilized, associated with collectively evaluated loans, partially offset by a build in the allowance related to specific reserves within the banking segment since the prior quarter. The increase in the provision for credit losses during the nine months ended September 30, 2024 reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior period, partially offset by the change in the macroeconomic outlook scenario utilized. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2024 included a provision for credit losses of $1.2 million and $13.3 million, respectively, while the net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2024 included a reversal of credit losses of $2.5 million and $6.5 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and nine months ended September 30, 2024 were also impacted by net charge-offs of $2.9 million and $7.3 million, respectively.

As noted above, the combined impacts of specific reserves and loan portfolio changes within the banking segment and changes in the U.S. economic outlook since December 31, 2023 have resulted in a net decrease in the allowance at September 30, 2024, compared to December 31, 2023. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.51% and 1.47% as of September 30, 2024 and December 31, 2023. While changes in the U.S. economic outlook have been reflected in our current allowance at September 30, 2024, uncertainties that include, among others, the uncertain timing, duration and significance of further changes in market interest rates and an uncertain macroeconomic forecast could adversely impact borrower cash flows and result in increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings and auto note financing, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

cv
			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
September 30, 2024	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$1,874,641	$32,330	1.72%
Owner occupied (2)	1,427,628	34,378	2.41%
Commercial and industrial (3)	1,358,555	28,153	2.07%
Construction and land development (4)	870,764	7,924	0.91%
Total commercial loans	5,531,588	102,785	1.86%

1-4 family residential	1,774,891	7,161	0.40%
Consumer	28,837	580	2.01%
Total retail loans	1,803,728	7,741	0.43%

Total commercial and retail loans	7,335,316	110,526	1.51%

Broker-dealer	340,644	237	0.07%
Mortgage warehouse lending	303,670	155	0.05%
Total loans held for investment	$7,979,630	$110,918	1.39%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At September 30, 2024, the office, retail and hotel/motel loans held for investment balances of approximately $454 million, $358 million and $196 million, respectively, had an allowance for credit losses of approximately $14 million, $4 million and $3 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 3.1%, 1.2% and 1.7%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At September 30, 2024, the industrial and office loans held for investment balances of approximately $364 million and $315 million, respectively, had an allowance for credit losses of approximately $9 million and $7 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 2.4% and 2.2%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At September 30, 2024, the auto note financing loans held for investment balance of approximately $112 million had an allowance for credit losses of approximately $8 million, and an allowance for credit losses as a percentage of total loans held for investment of 7.3%.
(4)	Included within construction and land development portfolio are loans within the retail and office portfolio industry subsectors. At September 30, 2024, the retail and office loans held for investment balances of approximately $32 million and $25 million, respectively, had an allowance for credit losses of approximately $0.4 million and $0.4 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.2% and 1.7%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of September 30, 2024, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from international armed conflicts recede faster than expected and an increased demand for U.S. exports and manufacturing. Business sentiment and consumer confidence rise significantly. Real GDP is expected to grow 4.1% in the fourth quarter of 2024, 3.7% in the first quarter of 2025, 3.4% in the second quarter of 2025, and 3.5% in the third quarter of 2025. Average unemployment rates are expected to decline to 3.7% by the fourth quarter of 2024 and to 3.1% by the fourth quarter of 2025 before reverting to historical data. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected, and we expect the federal funds rate to peak at 5.3% during 2024.

Compared to our economic forecast, the downside scenario assumes the Federal Reserve’s efforts to resolve bank failures are not successful at restoring consumer and business confidence, causing banks to tighten lending standards while the Federal Reserve keeps the federal funds rate elevated due to inflation concerns. The international armed conflicts persist longer than anticipated and global supply chain issues worsen causing weaker manufacturing, increased good shortages, and the economy to fall back into recession. Real GDP is expected to decrease 3.4% in the fourth quarter of 2024, 3.5% in the first quarter of 2025, and 3.4% in the second quarter of 2025. Average unemployment rates are expected to increase to 6.0% by the fourth quarter of 2024, and to 8.3% by the fourth quarter of 2025 and then revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 4.6% target by the fourth quarter of 2024 and to a 1.0% target by the first quarter of 2026.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $22 million or a weighted average expected loss rate of 1.2% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $52 million or a weighted average expected loss rate of 2.2% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the macroeconomic outlook, inflationary pressures and labor market conditions, international armed conflicts and their impact on supply chains, the U.S elections and other various fiscal and monetary policy decisions. The sensitivities of many of these assumptions are often correlated and nonlinear so these results should not be simply extrapolated to estimate the allowance for credit losses accurately for more severe changes in economic scenarios. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses and selected credit metrics within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown within the allowance for credit losses below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loans Held for Investment:
Balance, beginning of period	$115,082	$109,306	$111,413	$95,442
Provision for (reversal of) credit losses	(1,270)	(40)	6,793	17,127
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	1	—	10
Owner occupied	13	9	28	31
Commercial and industrial	888	2,505	1,682	3,285
Construction and land development	—	—	2	—
1-4 family residential	5	33	109	85
Consumer	37	130	120	215
Broker-dealer	—	—	—	—
Total recoveries	943	2,678	1,941	3,626
Loans charged off:
Commercial real estate:
Non-owner occupied	—	34	1,647	34
Owner occupied	—	—	—	977
Commercial and industrial	3,772	936	7,370	4,015
Construction and land development	—	—	—	—
1-4 family residential	—	—	1	73
Consumer	65	152	211	274
Broker-dealer	—	—	—	—
Total charge-offs	3,837	1,122	9,229	5,373
Net recoveries (charge-offs)	(2,894)	1,556	(7,288)	(1,747)
Balance, end of period	$110,918	$110,822	$110,918	$110,822

Average loans held for investment for the period	$8,024,771	$7,972,604	$7,918,156	$7,967,075
Total loans held for investment (end of period)			$7,979,630	$8,204,052

Loans Held for Sale:
Average loans held for sale for the period	$990,902	$1,075,518	$909,446	$979,099
Total loans held for sale (end of period)			$933,724	$1,058,806

Selected Credit Metrics:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.14)%	0.08%	(0.12)%	(0.03)%
Non-accrual loans:
Loans held for investment (end of period)			$87,741	$27,569
Loans held for sale (end of period)			$3,445	$3,929
Non-accrual loans to total loans (end of period)			1.02%	0.34%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)			1.24%	1.20%
Total loans held for investment (end of period)			1.39%	1.35%
Total non-accrual loans (end of period)			121.64%	351.84%
Non-accrual loans held for investment (end of period)			126.42%	401.98%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods given relative immateriality of resulting measure by loan portfolio segment.

Total non-accrual loans classified as loans held for investment increased by $23.4 million from December 31, 2023 to September 30, 2024. This increase was primarily due to the addition of commercial and industrial loans to non-accrual status, partially offset by a decrease due to the reclassification of a single commercial real estate non-owner occupied loan from loans held for investment to loans held for sale, which was sold during the second quarter of 2024, and decreases in commercial real estate owner occupied loans and 1-4 family residential loans.

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

	September 30, 2024		December 31, 2023
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$32,330	23.49%	$40,061	23.39%
Owner occupied	34,378	17.89%	28,114	17.60%
Commercial and industrial	28,308	20.83%	20,926	19.90%
Construction and land development	7,924	10.91%	12,102	12.76%
1-4 family residential	7,161	22.25%	9,461	21.75%
Consumer	580	0.36%	648	0.34%
Broker-dealer	237	4.27%	101	4.26%
Total	$110,918	100.00%	$111,413	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2024	2024	2024	2023	2023
Commercial real estate:
Non-owner occupied	$32,330	$37,321	$39,563	$40,061	$40,433
Owner occupied	34,378	32,772	28,737	28,114	29,438
Commercial and industrial	28,308	28,869	16,552	20,926	19,722
Construction and land development	7,924	7,594	10,008	12,102	8,970
1-4 family residential	7,161	7,912	8,744	9,461	11,472
Consumer	580	547	544	648	601
Broker-dealer	237	67	83	101	186
	$110,918	$115,082	$104,231	$111,413	$110,822

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$8,585	$7,992	$8,876	$7,784
Other noninterest expense	(153)	559	(444)	767
Balance, end of period	$8,432	$8,551	$8,432	$8,551

The increases in the reserve for unfunded commitments during the three and nine months ended September 30, 2023 were primarily due to increases in expected loss rates. During the three and nine months ended September 30, 2024, the decreases in the reserve for unfunded commitments were primarily due to decreases in commitment balances.

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

At September 30, 2024, we had $197.9 million of potential problem loans, compared to $207.4 million at December 31, 2023. Our potential problem loans designated as substandard accrual at September 30, 2024 and December 31, 2023, totaled $146.4 million and $204.1 million, respectively. The decrease from December 31, 2023 to September 30, 2024 was primarily attributable to decreases in commercial and industrial loans and construction and land development loans, partially offset by increases in commercial real estate owner occupied loans and 1-4 family residential loans. Of the $146.4 million of potential problem loans designated as substandard accrual at September 30, 2024, $42.9 million, $41.9 million and $28.3 million were associated with commercial real estate owner occupied loans, commercial real estate non-owner occupied loans and commercial and industrial loans.

Potential problem loans designated as special mention were comprised of ten credit relationships totaling $51.5 million at September 30, 2024, compared with three credit relationships totaling $3.2 million at December 31, 2023. Of the $51.5 million of potential problem loans at September 30, 2024, $44.4 million was associated with four credit relationships included in our commercial real estate non-owner occupied loan portfolio within the office and hotel/motel industry subsectors, commercial and industrial loan portfolio and commercial real estate owner occupied loan portfolio within the retail industry subsector.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	September 30,	December 31,
	2024	2023	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$8,042	$36,440	$(28,398)
Owner occupied	2,410	5,098	(2,688)
Commercial and industrial	66,929	9,502	57,427
Construction and land development	2,682	3,480	(798)
1-4 family residential	11,123	13,801	(2,678)
Consumer	—	6	(6)
Broker-dealer	—	—	—
Non-accrual loans	$91,186	$68,327	$22,859

Non-accrual loans as a percentage of total loans	1.02%	0.76%	0.26%

Other real estate owned	$2,744	$5,095	$(2,351)

Other repossessed assets	$413	$—	$413

Non-performing assets	$94,343	$73,422	$20,921

Non-performing assets as a percentage of total assets	0.59%	0.45%	0.14%

Loans past due 90 days or more and still accruing	$140,763	$115,090	$25,673

At September 30, 2024, non-accrual loans included 25 commercial and industrial relationships with loans secured by finance company notes receivable, accounts receivable, inventory and equipment. Commercial and industrial non-accrual loans increased by $57.4 million from December 31, 2023 to September 30, 2024 primarily due to the additions of two credit relationships within our auto note financing industry subsector with an aggregate loan balance of $54.0 million. Non-accrual loans at September 30, 2024 also included $3.4 million of loans secured by residential and commercial real estate which were classified as loans held for sale. At December 31, 2023, non-accrual loans included 40 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2023 also included $4.0 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) decreased from December 31, 2023 to September 30, 2024, primarily due to disposals and valuation adjustments totaling $4.7 million, offset by additions totaling $2.4 million. At both September 30, 2024 and December 31, 2023, OREO was primarily comprised of commercial properties.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing intense competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended September 30, 2024 was 3.94%, compared to 3.92% during the three months ended June 30, 2024 and 3.86% during the three months ended September 30, 2023.

Given the significance of the increases in interest rates that began during the first quarter of 2022 and which remained elevated until the Federal Reserve announced the recent 50-basis point decrease in the target range for the federal funds rate in September 2024, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 68%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 55%. We expect that the Bank’s cost related to interest-bearing deposits during 2024 to continue to be driven by various factors, including competition as well as economic and market area factors.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,
	2024		2023
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,834,140	0.00%	$3,557,765	0.00%
Interest-bearing deposits:
Demand	6,244,342	3.55%	6,324,203	2.76%
Savings	241,405	1.19%	289,191	1.05%
Time	1,218,096	4.37%	1,012,175	2.90%
	7,703,843	3.61%	7,625,569	2.71%
Total deposits	$10,537,983	2.64%	$11,183,334	1.85%

The table above includes interest-bearing brokered deposits with balances of approximately $15 million at September 30, 2024, compared with approximately $208 million at December 31, 2023. As previously discussed, to bolster our liquidity position given banking sector uncertainties in early 2023, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023, which have subsequently matured during the first and second quarters of 2024. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At September 30, 2024, total estimated uninsured deposits were $5.3 billion, or approximately 49% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $312.3 million, were $5.0 billion, or approximately 46% of total deposits. Total estimated uninsured deposits were $4.7 billion, or approximately 42% of total deposits, as of December 31, 2023. The increase in estimated uninsured deposit balances during 2024 was primarily due to the increase in existing deposit customers’ balances, while estimated uninsured deposit balances were also impacted by new commercial and consumer depositors of approximately $200 million and $130 million, respectively.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of September 30, 2024 (in thousands).

Months to maturity:
3 months or less	$315,881
3 months to 6 months	116,765
6 months to 12 months	75,023
Over 12 months	102,985
$610,654

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	September 30, 2024		December 31, 2023
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Variance
Short-term borrowings	$914,645	4.72%	$900,038	4.75%	$14,607
Notes payable	347,533	4.13%	347,145	4.27%	388
	$1,262,178	4.56%	$1,247,183	4.64%	$14,995

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The increase in short-term borrowings at September 30, 2024, compared with December 31, 2023, primarily reflected increases in federal funds purchased by the banking segment and commercial paper by the broker dealer segment, offset by a decrease in securities sold under agreements to repurchase by the broker-dealer segment. Notes payable at September 30, 2024 was comprised of $149.7 million related to the Senior Notes, net of loan origination fees, and Subordinated Notes, net of origination fees, of $197.9 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At September 30, 2024, Hilltop had $227.1 million in cash and cash equivalents, an increase of $35.5 million from $191.6 million at December 31, 2023. This increase in cash and cash equivalents was primarily due to the receipt of $114.3 million of dividends from subsidiaries, partially offset by cash outflows of $33.2 million in cash dividends declared, $19.9 million in stock repurchases and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

As discussed in more detail below, our Senior Notes mature in April 2025, and we have the ability to redeem the 2030 Subordinated Notes, in whole or in part, beginning in May 2025. We continue to evaluate our options, including early redemption of these notes per their respective indentures, and may choose to refinance and/or utilize available cash on hand to satisfy such existing indebtedness. Although it is difficult in the current economic environment to predict the terms and conditions of financing that may be available in the future, we believe that we have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets to refinance or repay our Senior Notes.

Economic Environment

As previously discussed, operational and financial headwinds during 2023 have had, and are expected to continue to have, an adverse impact on our operating results during 2024. The extent of the impacts of uncertain economic conditions on our financial performance that began in 2022, and have continued into 2024, will depend in part on developments outside of our control, including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains. As demonstrated during both the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the pandemic and banking sector-related uncertainty and concerns associated with liquidity primarily due to high-profile bank failures during early 2023 and their respective negative impacts on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On October 24, 2024, our board of directors declared a quarterly cash dividend of $0.17 per common share, payable on November 22, 2024 to all common stockholders of record as of the close of business on November 8, 2024.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2024, Hilltop paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

Senior Notes due 2025

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30, 2024, $150.0 million of our Senior Notes was outstanding.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At September 30, 2024, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at September 30, 2024 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of September 30, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from current expected credit losses over a five-year transitionary period through December 31, 2024.

			Minimum Capital
			Requirements Including	To Be Well
	September 30, 2024		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,312,378	10.34%	4.0%	5.0%
Hilltop	2,004,620	12.95%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,312,378	14.94%	7.0%	6.5%
Hilltop	2,004,620	20.48%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,312,378	14.94%	8.5%	8.0%
Hilltop	2,004,620	20.48%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,416,982	16.13%	10.5%	10.0%
Hilltop	2,318,545	23.68%	10.5%	N/A

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

	September 30,	December 31,
	2024	2023
FHLB capacity	$4,374	$4,205
Investment portfolio (available)	1,405	1,594
Fed deposits (excess daily requirements)	1,750	1,612
	$7,529	$7,411

As previously discussed, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to high-profile bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. These failures underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. During the first nine months of 2024, our deposit funding costs increased due to intense competition for liquidity and customers seeking higher yields on deposits. While we expect deposit costs during 2024 to continue to be driven by various factors, including competitive pressures and broader economic conditions, with the recent 50-basis point decrease in the target range of the federal funds rate in September 2024 and the possibility of additional rate cuts in 2024, we anticipate that our cost of deposits will begin to trend modestly downward. At September 30, 2024, the Bank also accessed and included approximately $760 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 12.14% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 6.42% of the Bank’s total deposits at September 30, 2024. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2024, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. At September 30, 2024, Hilltop Securities had no borrowings under its credit arrangements or under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. As of September 30, 2024, the weighted average maturity of the CP Notes was 155 days at a rate of 5.80% with a weighted average remaining life of 71 days. At September 30, 2024, the aggregate amount outstanding under these secured arrangements was $220.6 million, which was collateralized by securities held for Hilltop Securities accounts valued at $241.1 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $717.7 million was drawn at September 30, 2024. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at September 30, 2024.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain ABAs. At September 30, 2024, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $41.0 million.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at September 30, 2024 and outstanding financial and performance standby letters of credit of $69.7 million at September 30, 2024.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, inflation rose sharply at the end of 2021 and continued to rise in 2023 at levels not seen for over 40 years. Inflationary pressures have moderated in recent periods with the inflation rate coming down from its peak with the expectation that there will be continued moderation of inflation during the remainder of 2024. Furthermore, a prolonged period of inflation has, and could continue to cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2024 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2023 Form 10-K, except as discussed below.

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

We have employed asset/liability management policies that attempt to manage our interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of risk. We employ procedures which include interest rate shock analysis, repricing gap analysis and balance sheet decomposition techniques to help mitigate interest rate risk in the ordinary course of business. In addition, the asset/liability management policies permit the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities. To help mitigate net interest income spread volatility between our assets and liabilities, management maintains derivative trades, as either cash flow hedges or fair value hedges, that better align repricing characteristics. Any changes in interest rates across the term structure may continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

	September 30, 2024
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,238,159	$1,263,344	$1,725,246	$699,880	$504,385	$8,431,014
Securities	491,545	204,333	414,966	310,341	878,065	2,299,250
Federal funds sold and securities purchased under agreements to resell	1,918,893	—	—	—	—	1,918,893
Other interest sensitive assets	8,783	—	—	—	59,504	68,287
Total interest sensitive assets	6,657,380	1,467,677	2,140,212	1,010,221	1,441,954	12,717,444

Interest sensitive liabilities:
Interest bearing checking	$6,400,270	$—	$—	$—	$—	$6,400,270
Savings	224,633	—	—	—	—	224,633
Time deposits	636,900	461,577	122,335	49,756	—	1,270,568
Notes payable and other borrowings	495,477	—	—	—	—	495,477
Total interest sensitive liabilities	7,757,280	461,577	122,335	49,756	—	8,390,948

Interest sensitivity gap	$(1,099,900)	$1,006,100	$2,017,877	$960,465	$1,441,954	$4,326,496

Cumulative interest sensitivity gap	$(1,099,900)	$(93,800)	$1,924,077	$2,884,542	$4,326,496

Percentage of cumulative gap to total interest sensitive assets	(8.65)%	(0.74)%	15.13%	22.68%	34.02%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2024 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+200	$41,508	10.63%	$212,679	16.49%
+100	$21,813	5.58%	$128,357	9.95%
-50	$(10,649)	(2.73)%	$(89,086)	(6.91)%
-100	$(21,368)	(5.47)%	$(198,272)	(15.37)%
-200	$(34,897)	(8.93)%	$(424,294)	(32.89)%

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

With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. Much of the interest rates on customer and correspondent margin loans and receivables are indexed and can vary daily. Our funding sources are generally short-term with interest rates that can vary daily. The following table categorizes the broker-dealer segment’s net trading securities, which are subject to interest rate and market price risk (dollars in thousands).

	September 30, 2024
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$6,195	$28,449	$38,405	$187,274	$260,323
U.S. government and government agency obligations	(669)	(6,123)	(7,084)	184,146	170,270
Corporate obligations	11,983	8,653	10,320	23,707	54,663
Total debt securities	17,509	30,979	41,641	395,127	485,256
Corporate equity securities	—	—	—	—	—
Other	7,753	—	—	—	7,753
	$25,262	$30,979	$41,641	$395,127	$493,009

Weighted average yield
Municipal obligations	0.61%	3.55%	4.18%	4.97%	4.10%
U.S. government and government agency obligations	4.22%	3.68%	2.60%	6.41%	5.62%
Corporate obligations	4.09%	4.54%	5.04%	4.38%	4.47%

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

Consolidated

At September 30, 2024, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $350 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis at September 30, 2024 (dollars in thousands).

Change in	Changes in
Interest Rates	Net Interest Income
(basis points)	Amount	Percent
+200	$53,934	12.85%
+100	$27,972	6.66%
-50	$(13,695)	(3.26)%
-100	$(27,440)	(6.54)%
-200	$(51,206)	(12.20)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2024	—	$—	—	$55,152,099
August 1 - August 31, 2024	—	—	—	55,152,099
September 1 - September 30, 2024	—	—	—	55,152,099
Total	—	$—	—
(1)	In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

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

HILLTOP HOLDINGS INC.

Date: October 25, 2024	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)